Form 10-K
period 1993-12-31
CNA FINANCIAL CORP
filed 1994-03-30
CIK 21175

- -------------------------------------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              --------------------
                                     FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE YEAR ENDED DECEMBER 31, 1993      COMMISSION FILE NUMBER 1-5823
                              --------------------
                             CNA FINANCIAL CORPORATION
              (Exact name of registrant as specified in its charter)

               Delaware                                       36-6169860
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)
                 CNA PLAZA
             CHICAGO, ILLINOIS                                      60685
    (Address of principal executive offices)                      (Zip Code)

                                  (312) 822-5000
               (Registrant's telephone number, including area code)
            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       Name of each exchange on
        Title of each class                                which registered
        -------------------                                ----------------
        Common Stock                                   New York Stock Exchange
       with a par value                                 Chicago Stock Exchange
       of $2.50 per share                                Pacific Stock Exchange
                                 ------------------
            Securities registered pursuant to Section 12(g) of the Act:
                                       None
                                 ------------------
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No...

    As of March 1, 1994, 61,797,856 shares of common stock were outstanding and the aggregate market value of the common stock of CNA Financial Corporation held by non-affiliates was approximately $721 million.

                              DOCUMENTS INCORPORATED
                                   BY REFERENCE:

    Portions of the CNA Financial Corporation 1993 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

    Portions of the CNA Financial Corporation Annual Proxy Statement prepared for the 1994 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.
===============================================================================

                            CNA FINANCIAL CORPORATION

                                FORM 10-K REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1993


 Item                                                                     Page
Number                              PART I                               Number
- ------                                                                   ------

   1      Business ......................................................   3

   2      Properties ....................................................  17

   3      Legal Proceedings..............................................  17

   4      Submission of Matters to a Vote of Security Holders............  17


                                      PART II

   5      Market for the Registrant's Common Stock and
            Related Stockholder Matters..................................  17

   6      Selected Financial Data........................................  17

   7      Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................  17

   8      Financial Statements and Supplementary Data....................  17

   9      Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure ......................  17


                                     PART III

  10      Directors and Executive Officers of the Registrant ............   18

  11      Executive Compensation ........................................   18

  12      Security Ownership of Certain Beneficial Owners and Management.   18

  13      Certain Relationships and Related Transactions ................   18


                                      PART IV

  14      Exhibits, Financial Statements, Schedules and Reports on          18
          Form 8-K

                                    PART I

ITEM 1. BUSINESS

    CNA Financial Corporation and its consolidated subsidiaries (CNA) constitute the ninth largest insurance company in the United States as measured by 1992 statutory premium volume. CNA was incorporated in 1967 as the parent company of Continental Casualty Company ("CCC"), incorporated in 1897, and Continental Assurance Company ("CAC") incorporated in 1911. In 1975, CAC became a wholly-owned subsidiary of CCC. CNA's property and casualty insurance operations are conducted by CCC and its property and casualty insurance affiliates, and its life insurance operations are conducted by CAC and its life insurance affiliates. CNA's principal business conducted through its insurance subsidiaries is insurance. As multiple-line insurers, the insurance companies underwrite property, casualty, life, and accident and health coverages. Their principal market for insurance is the United States. Foreign operations are not significant.

COMPETITION

    All aspects of the insurance business are highly competitive. CNA's insurance operations compete with a large number of stock and mutual insurance companies and other entities for both producers and customers and must continuously allocate resources to refine and improve insurance products and services.

    There are approximately 3,900 property/casualty insurance companies in the United States, about 900 of which operate in all or most states. CCC consolidated is ranked as the sixth largest property/casualty insurance organization based on statutory net premiums written in 1992.

    There are approximately 2,000 companies selling life insurance (including health insurance and pension products) in the United States. CAC is ranked as the seventeenth largest consolidated life insurance organization based on statutory premium revenue in 1992.

DIVIDENDS BY INSURANCE SUBSIDIARIES

    The payment of dividends to CNA by its insurance affiliates without prior approval of the Illinois Insurance Department ("IID") is limited to formula amounts determined in accordance with the accounting practices prescribed or permitted by the IID. The current formula limits dividends, without approval of the insurance commissioner, to the greater of 10% of prior year statutory surplus or prior year statutory net income (excluding realized gains in excess of 20% of the cumulative unrealized gains position). For 1994, approximately $360 million in dividends could be paid to CNA by its insurance affiliates without prior approval. The National Association of Insurance Commissioners ("NAIC") Financial Regulation Standards and Accreditation Committee approved the Illinois dividend formula as complying with the NAIC Model Dividend Law. All dividends must be reported to the insurance department within five business days of declaration and ten days prior to payment.

REGULATION

    The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative power relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, maintaining guarantee funds, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports and regulating solvency and the type and amount of investments permitted. Regulatory powers also extend to premium rate regulation which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer.
                                        3

    The trend for legislation and voter initiatives continues, particularly for personal lines products, directly impacting insurance rate development, rate application and the ability of insurers to cancel or renew insurance policies. Restrictions on the consideration of certain expenses, limits on services provided by advisory organizations and politically suppressed workers' compensation rates in certain states continue to be of concern.

    Insurers are also required by the states to provide coverage to risks which would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage which must be provided to such involuntary risks. CNA's insurance subsidiaries share of these involuntary risks is generally a function of its share of the voluntary market by line of insurance in each state.

    In recent years, insolvencies of a few large insurers previously believed to be on solid financial ground by many rating agencies and state regulators have led to increased scrutiny of state regulated insurer solvency requirements by the members of the U.S. Congress. Certain members of Congress have formally introduced legislative initiatives that, if passed, would subject insurers to federal solvency regulation. In response to this challenge the NAIC has developed new industry minimum Risk-Based Capital (RBC) requirements, established a formal state accreditation process designed to minimize the diversity of approved statutory accounting and actuarial practices, and has increased the annual statutory statement disclosure requirements.

    RBC requirements are effective for life insurers in 1993 and for property and casualty insurers in 1994. The RBC formulas were designed to identify an insurer's minimum capital requirements based upon the inherent risks (e.g., asset default, credit and insurance) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding action that the state insurance departments should initiate. The highest such level of capital adequacy above which insurance departments would take no action is defined as the Company Action Level. As of December 31, 1993, CNA's life insurance affiliates, Continental Assurance Company and Valley Forge Life Insurance Company, had adjusted capital amounts in excess of NAIC Company Action Levels. The new property/casualty RBC formula was adopted in December, 1993. Absent significant changes in the industry experience components of the formula, CNA's property/casualty domestic insurers have adjusted capital amounts in excess of NAIC Company Action Levels.

    In addition to the newly established minimum capital requirements, the NAIC also maintains the Insurance Regulatory Information System ("IRIS"), which assists the state insurance departments in overseeing the financial condition of both life and property/casualty insurers. These tests are in the form of ratios and have a range of results characterized as "usual" by the NAIC. The NAIC IRIS user guide regarding these ratios specifically states that "Falling outside the usual range is not considered a failing result..." and "...in some years it may not be unusual for financially sound companies to have several ratios with results outside the usual range." It is important, therefore, that IRIS ratio test results be reviewed carefully in conjunction with all other financial information.

    CCC had three IRIS ratios with unusual values in 1993, four in 1992 and none in 1991. The three ratios with unusual values in 1993 were the two year overall operating, investment yield, and the two year reserve development ratios. The four IRIS ratios with unusual values in 1992 were the two year overall operat-ing, the change in surplus, and both the one and two year reserve development ratios. Catastrophe losses and reserve increases associated with potential exposure to asbestos-related bodily injury cases recognized in 1992 triggered all the unusual values generated in 1992. These same events were primarily responsible for the unusual values for the two year overall operating and development ratios in 1993. Additionally, lower interest rates in the capital markets in 1993, coupled with the maintenance of a large short-term investment portfolio, triggered the unusual value for the investment yield ratio.

    CAC had two IRIS ratios with unusual values in 1993, net gain to total income and change in net written premium. CAC had one unusual value for IRIS ratios in 1992, net gain to total income, and none in 1991. CAC's reported statutory net income was adversely affected in both 1993 and 1992 by the transfer of significant realized capital gains to the Interest Maintenance Reserve and depressed investment earnings. The unusual value for the change in premium ratio primarily relates to decreases in the Separate Account annuity products fund deposits.
                                        4

    Federal measures which may significantly affect the insurance business include proposals for directly regulating insurance company solvency as well as repeal of the McCarran-Ferguson Act, which exempts certain aspects of insurance from Federal regulation to the extent regulated by the states. The potential for Federal health care reform has been widely publicized and debated over the past year. Although legislative reforms could come as soon as 1994, the impact of such reforms are as yet unknown. Among the options discussed has been a single comprehensive health care program that would provide access for all Americans, while attempting to reduce cost via enactment of various cost containment measures and tort reforms. If implemented, such reforms may impact both individual and group accident and health, workers' compensation, automobile liability and medical malpractice lines of business currently underwritten by CNA.

    Although the courts and legislatures are often asked to expand liability, there is a growing trend among business and professional organizations to wage campaigns, which in several instances have been successful, aimed at limiting their liability risks. Several states have adopted and some are considering "tort reform" measures which, among other things, limit non-economic and punitive damages and otherwise limit damage awards in product liability and malpractice cases.

REINSURANCE

    CNA's insurance subsidiaries assume and cede insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk.

    The ceding of insurance does not discharge the primary liability of the original insurer. It had been the practice of insurers to account for the portion of the risks which have been reinsured with other companies as though they were risks for which the original insurer is not liable. In December 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 113,"Accounting and Reporting for Reinsurance of Short-duration and Long-duration Contracts." SFAS 113 sets forth new requirements for accounting and reporting of reinsurance contracts. The provisions of this Statement are effective in 1993 and did not impact CNA's income or stockholders' equity as all material reinsurance arrangements are prospective and provided for the transfer of risk.

    CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in Illinois, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables.

    Reinsurance recoverables on paid and unpaid claims were $2.9, $3.2, and $3.7 billion at year end 1993, 1992 and 1991, respectively. Of the $2.9 billion recoverable at December 31, 1993, approximately $351 million was due from unauthorized reinsurers. These balances were partially collateralized by letters of credit; at December 31, 1993, such collateral totaled $155 million. Despite best efforts to ensure collection of reinsurance recoverables, the long-tail nature of many of these recoverables inevitably results in some credit risk. In estimating CNA's allowance for doubtful accounts, reinsurance recoverables are carefully analyzed.

    CNA's largest recoverable at December 31, 1993 was $484 million due from Lloyd's of London. The recoverable from Lloyd's of London is dispersed among thousands of individual members who have unlimited liability, many of which are Illinois authorized reinsurers. Although Lloyd's of London has recently reported large underwriting losses, it continues to carry substantial reserves, including $9 billion in premium trust funds, $6 billion in member trust funds and policyholder surplus of $381 million. Accordingly, the credit risk associated with these recoverable balances appears to be minimal. Premiums of $58 million were ceded to Lloyd's of London in 1993.

                                        5
EMPLOYEE RELATIONS

    CNA has approximately 16,800 employees and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes.

    CNA has comprehensive benefit plans for substantially all of its employees, including a retirement plan, a savings plan, a disability program, a group life program, and a group health care program.

BUSINESS SEGMENTS

    Information as to CNA's business segments is set forth in Note L to the consolidated financial statements, incorporated by reference in Item 8, herein.

LIFE BUSINESS

    CNA's life insurance operations market individual and group insurance products through licensed agents, most of whom are independent contractors, who sell life insurance for CNA and for other companies on a commission basis. Individual insurance products include life, accident and health and annuity products, and are sold to individuals and small businesses.

    The individual life products currently being marketed consist primarily of term, universal life and participating policies. Included in the universal life category is a salary allotment product marketed through employers as a supplement to employers' benefit plans. Premiums are collected from employees through payroll deduction. The individual accident and health product currently being marketed is long-term disability. Individual annuity products are primarily periodic payment plans.

    Group insurance products include life, accident and health and pension products, and are sold to employers, employer associations and trusts ranging in size from small local employers to large multinational corporations. The group accident and health plans are primarily major medical and hospitalization. Most of the major medical and hospitalization plans are written under experience-rated contracts or contracts to provide claim administrative services only.

    CNA's products are designed and priced using assumptions management believes to be reasonably conservative for mortality, morbidity, persistency, expense levels and investment results. Underwriting practices that management believes are prudent are followed in selecting the risks that will be insured. Further, actual experience related to pricing assumptions is monitored closely so that adjustments to these assumptions may be implemented as necessary. CNA mitigates the risk related to persistency by including surrender charge provisions in its ordinary life and annuity policies in the first five to ten years, thus providing for the recovery of acquisition expenses. Investment portfolios supporting interest sensitive products, including universal life and individual annuities, are segregated from other investments and managed so as to minimize the liquidity and interest rate risks.

    Profitability in the life insurance business has decreased over the past two years as a result of declining investment income, reflecting lower interest rates and a large investment in short-term investments. Further, results continue to be impacted by intense competition and rising medical costs. CNA has aggressively pursued expense reduction through increases in automation and other productivity improvements. Further, increasing costs of health care have resulted in a continued market shift away from traditional forms of health coverage toward managed care products and experience-rated plans. CNA's ability to compete in this market will be increasingly dependent on its ability to control costs through managed care techniques, innovation, and quality customer-focused service in order to properly position CNA in the evolving health care environment.

    The Federal Government's initiative to control health care costs and provide universal access to health care was presented in 1993. The impact of potential health care reform cannot be determined at this time. Such reform may affect both CNA's individual and group accident and health businesses. CNA has urged a meaningful role for the private sector in any proposed plan. The present health care system is clearly in need of reform, and CNA has emphasized that the competitive strengths of the insurance industry must be an integral part of a workable solution.

                                        6

The following table sets forth supplemental data for the life insurance business:
- ------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                                       1993         1992        1991        1990        1989
(In millions of dollars)
- ------------------------------------------------------------------------------------------------------------------------------------
INDIVIDUAL PREMIUMS
Life and annuities .....................................................  $  312.1     $  294.7    $  287.9    $  239.5    $  235.6
Accident and health.....................................................      30.9         27.1        24.3        21.1        18.0
                                                                           -------      -------     -------     -------     -------
                                                                          $  343.0     $  321.8    $  312.2    $  260.6    $  253.6
                                                                           =======      =======      ======      ======      ======
GROUP PREMIUMS
Life....................................................................  $  107.2     $  100.7    $   90.8    $   82.6    $   75.5
Accident and health (a).................................................   1,983.0      1,957.5     1,887.0     1,713.3     1,647.8
Annuities ..............................................................       9.0         57.7        24.3        51.6       100.1
                                                                           -------      -------     -------     -------     -------
                                                                          $2,099.2     $2,115.9    $2,002.1    $1,847.5    $1,823.4
                                                                           =======      =======     =======     =======     =======
NET INVESTMENT INCOME AND OTHER INCOME
Individual .............................................................  $  154.2     $  163.0    $  162.5    $  162.2    $  156.8
Group...................................................................     142.8        156.6       185.4       188.8       183.3
                                                                           -------      -------     -------     -------     -------
                                                                          $  297.0     $  319.6    $  347.9    $  351.0    $  340.1
                                                                           =======      =======     =======     =======     =======
INCOME EXCLUDING REALIZED CAPITAL GAINS, BEFORE INCOME TAX
Individual..............................................................  $   14.5     $   22.5    $   13.8    $   15.3    $   17.8
Group...................................................................      51.9         56.1        76.0        76.2        56.3
                                                                           -------      -------     -------     -------     -------
                                                                          $   66.4     $   78.6    $   89.8    $   91.5    $   74.1
                                                                           =======      =======     =======     =======     =======
GROSS LIFE INSURANCE IN FORCE
Individual (c)..........................................................  $ 76,835     $ 75,569    $ 71,539    $ 68,095    $ 64,814
Group...................................................................    35,413       29,643      27,139      21,167      21,105
                                                                           -------      -------     -------     -------     -------
                                                                          $112,248     $105,212    $ 98,678    $ 89,262    $ 85,919
                                                                           =======      =======     =======     =======     =======
OTHER DATA (b)
Statutory capital and surplus...........................................  $1,022.0     $1,003.0    $  968.4    $  848.8    $  786.4
Statutory capital and surplus-percent of total liabilities..............      30.1%        33.4%       29.9%       26.4%       26.7%
Participating policyholders'-percent of gross life insurance in force...       1.1          1.2         1.6         1.5         1.8
- ------------------------------------------------------------------------------------------------------------------------------------

    (a) Group accident and health premiums include contracts involving U.S. Government employees and their dependents amounting to approximately $1.7, $1.6, $1.5, $1.3, and $1.3 billion in 1993, 1992, 1991, 1990 and 1989, respectively.

    (b) Other Data is determined on the basis of statutory accounting principles and reflects capital contributions from Continental Casualty Company of $100 million in 1990 and $130 million in 1989. Life insurance subsidiaries have received, or will receive, reimbursement from CNA for general management and administrative expenses and investment expenses in the amounts of $25.6, $24.5, $25.7, $25.0, and $27.1 million in 1993, 1992, 1991,
1990 and 1989, respectively. Statutory capital and surplus as a percent of total liabilities is determined after excluding Separate Account liabilities and reclassifying the Asset Valuation and Interest Maintenance Reserves as surplus.

    (c) Lapse ratios as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in force were 9.7%, 8.6%, 10.4%, 11.4%, and 13.5%, in 1993, 1992, 1991, 1990, and 1989, respectively.

Annuities and Guaranteed Investment Contracts
- ---------------------------------------------

    CAC writes the majority of its annuities and guaranteed investment contracts ("GlC's") in a fixed or non-variable Separate Account, which is permitted by Illinois insurance statutes. This treatment affords the contractholders additional security, in the form of CAC's general account surplus, which supports any principal and/or guaranteed interest payment shortfalls of the Separate Account.

    CNA manages the liquidity and interest rate risks on the GIC portfolio by matching the GIC assets and liabilities on the basis of duration and maintaining market value surrender adjustments on the majority of the contracts.

The table below illustrates the matching in the duration of assets and liabilities for the GIC portfolio, the investment yield, the weighted average interest crediting rates and withdrawal characteristics.

- ------------------------------------------------------------------------------------------------------------------------------
December 31                                                                              1993      1992      1991      1990
- ------------------------------------------------------------------------------------------------------------------------------
Duration in years:
  Assets .............................................................................   2.68      3.04      2.85      3.36
  Liabilities.........................................................................   2.73      2.69      2.54      2.89
                                                                                         ----      ----      ----      ----
  Mismatch ...........................................................................   (.05)     0.35      0.31      0.47
                                                                                         ====      ====      ====      ====

Weighted average investment yield.....................................................   7.11%     8.05%     9.38%     9.73%
Weighted average interest crediting rates.............................................   7.74%     8.32%     8.84%     9.26%

Withdrawal characteristics:
 With market value adjustment.........................................................     81%       83%       85%       85%
 Non-withdrawable.....................................................................     13        12        11        12
 Without market value adjustment......................................................      6         5         4         3
- ------------------------------------------------------------------------------------------------------------------------------
 Total                                                                                    100%      100%      100%      100%
==============================================================================================================================

    As shown above, the investment yields at December 31, 1993 and 1992 were less than the average crediting rates. However, this occurred because of security sales resulting in realized capital gains. Although the sales proceeds were invested at lower yields, the asset base was increased. At December 31, 1993 and 1992, the GIC estimated market value of assets exceeded the estimated market value of contract liabilities and expenses.

PROPERTY/CASUALTY BUSINESS

    CNA's property/casualty operations market commercial and personal lines of property/casualty insurance through independent agents and brokers.

    CCC and its property/casualty insurance subsidiaries write primarily commercial lines coverages. Customers include large national corporations, small and medium-sized businesses, groups and associations, and professionals. Coverages are written primarily through traditional insurance contracts, under which risk is transferred to the insurer. Many commercial account policies are written under retrospectively-rated contracts, which are experience-rated. Premiums for such contracts may be adjusted, subject to limitations set by contract, based on loss experience of the insureds. Other experience-rated policies include provisions for adjustments to dividends based on loss experience. Experience-rated contracts reduce risk to the insurer. Approximately 40% of CNA's property/casualty insurance is written on an experience-rated basis.

    CNA also provides loss control, policy administration and claim adminis-tration services under service contracts for fees. Such services are provided primarily in the workers' compensation market where retention of risk through self-insurance or high-deductible programs has become increasingly prevalent.

    Commercial business includes such lines as workers' compensation, general liability, professional and specialty, multiple peril, and accident and health coverages. Professional and specialty coverages include liability coverage for architects and engineers, lawyers, accountants, medical and dental profes-sionals; directors and officers liability; and other specialized coverages. CNA also assumes commercial risks from other insurers. CNA's primary lines are workers' compensation, general liability and professional and specialty cover-ages, which accounted for 29%, 18% and 13%, respectively, of 1993 premiums earned, including premiums for involuntary risks. Premiums for involuntary risks result from mandatory participation in residual markets. CNA is required by the various states in which it does business to provide coverage for risks that would not otherwise be considered under CNA's underwriting standards. CNA's share of involuntary risks is generally a function of its share of the voluntary market by line of insurance in each state.

    CNA also markets personal lines of insurance, primarily automobile and homeowners coverages sold to individuals under monoline and package policies.

The following table sets forth supplemental data for the property/casualty business:

- -----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                         1993          1992          1991           1990         1989
(In millions of dollars)
- -----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PREMIUMS EARNED
  Workers' compensation...................................  $ 1,501.5     $ 1,669.2     $ 1,920.4      $ 1,803.8    $ 1,337.1
  General liability ......................................    1,154.5       1,176.0       1,292.6        1,250.7      1,201.4
  Professional and specialty..............................      798.9         741.5         763.9          786.3        779.0
  Reinsurance and other ..................................      712.2         556.0         482.0          448.2        489.6
  Accident and health ....................................      428.3         352.6         294.2          254.4        214.3
  Multiple peril..........................................      368.5         374.9         397.2          395.2        380.0
                                                             --------      --------      --------       --------     --------
                                                            $ 4,963.9     $ 4,870.2     $ 5,150.3      $ 4,938.6    $ 4,401.4
                                                             ========      ========      ========       ========     ========
PERSONAL PREMIUMS EARNED
  Personal lines packages ................................  $   510.7     $   447.3     $   335.6      $   225.2    $   137.4
  Monoline automobile and property coverages..............      343.5         395.0         470.7          493.0        469.5
  Accident and health ....................................       85.6          88.6          88.8           72.5         56.7
                                                             --------      --------      --------        -------     --------
                                                            $   939.8     $   930.9     $   895.1      $   790.7    $   663.6
                                                             ========      ========      ========        =======     ========
INVOLUNTARY RISKS PREMIUMS EARNED (A)
  Workers' compensation .................................   $   292.3     $   451.4     $   499.5      $   448.4    $   219.0
  Commercial passenger...................................        50.3          44.9          66.6           48.1         41.2
  Private passenger .....................................        23.2          52.5          39.2           65.8         65.4
  Property and multiple peril ...........................         5.5           3.7           4.6            5.0          5.1
                                                             --------      --------      --------       --------     --------
                                                            $   371.3     $   552.5     $   609.9      $   567.3    $   330.7
                                                             ========      ========      ========       ========     ========
NET INVESTMENT INCOME AND OTHER INCOME
  Commercial.............................................   $   979.8     $ 1,087.3     $ 1,131.3      $ 1,059.0    $   930.3
  Personal...............................................       156.1         165.3         160.1          137.3        121.2
  Involuntary risks......................................        75.7          83.6          78.5           58.7         42.7
                                                             --------      --------      --------       --------     --------
                                                            $ 1,211.6     $ 1,336.2     $ 1,369.9      $ 1,255.0    $ 1,094.2
                                                             ========      ========      ========       ========     ========
UNDERWRITING INCOME (LOSS)
  Commercial.............................................   $(1,535.6)    $(2,505.9)    $  (707.1)     $  (664.4)   $  (661.7)
  Personal...............................................       (99.7)       (152.8)       (172.1)        (123.6)      (127.1)
  Involuntary risks .....................................      (156.5)       (340.9)       (345.5)        (327.7)      (209.1)
                                                             --------      --------      --------       --------     --------
                                                            $(1,791.8)    $(2,999.6)    $(1,224.7)     $(1,115.7)   $  (997.9)
                                                             ========      ========      ========       ========     ========

- -----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                         1993          1992          1991           1990         1989
(In millions of dollars)
- -----------------------------------------------------------------------------------------------------------------------------------
TRADE RATIOS (B)
  Loss ratio.............................................        96.8%        116.7%         88.1%          88.2%        88.7%
  Expense ratio .........................................        27.3          26.2          25.8           25.2         25.2
  Combined ratio (before policyholder dividends)                124.1         142.9         113.9          113.4        113.9
  Policyholder dividend ratio ...........................         2.3           1.9           2.4            2.2          2.2

TRADE RATIOS - STATUTORY BASIS (B)
  Loss ratio.............................................        96.4%        116.3%         88.2%          88.3%        88.7%
  Expense ratio .........................................        27.1          25.6          25.6(*)        24.6         24.9
  Combined ratio (before policyholder dividends)                123.5         141.9         113.8(*)       112.9        113.6
  Policyholder dividend ratio ...........................         3.1           2.4           2.7            2.1          2.4

OTHER DATA - STATUTORY BASIS (C)
  Capital and surplus ...................................   $ 3,598.4     $ 3,135.8     $ 3,927.5      $ 3,146.9    $ 3,117.6
  Written to surplus ratio...............................         1.7           2.0           1.7(*)         2.0          1.8
- -----------------------------------------------------------------------------------------------------------------------------------

(*) In 1991, CNA changed its statutory method of accounting for property/ casualty written premium on indeterminate premium products (policies subject to exposure audits). This new method defers the recognition of written premium and acquisition expenses generally until billed. The effect of this change in 1991 was a one-time reduction in written premium and related acquisition expenses of $864 million and $78 million, respectively. In order to provide comparability, the Other Data and Trade Ratios for 1991 shown above do not reflect the one-time impact of this statutory accounting change.

                                        9
    (a) Property/casualty involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers and other involuntary charges.

    (b) Trade ratios reflect the results of Continental Casualty Company and its property/casualty insurance subsidiaries. Trade ratios are industry measures of property/casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. Under generally accepted accounting principles, the expense ratio is the percentage of underwriting expenses, including the change in deferred acquisition costs, to premiums earned. Under statutory accounting principles, the expense ratio is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio is the sum of the loss ratio and the expense ratio. The policyholder dividend ratio is the ratio of dividends incurred to premiums earned.

    (c) Other Data is determined on the basis of statutory accounting principles and reflects capital contributions from CNA of $475 million in 1993, $120 million in 1990 and $200 million in 1989. In addition, dividends of $150 million, $100 million, $130 million and $100 million were paid to CNA by Continental Casualty Company in 1993, 1992, 1991 and 1989, respectively. Property/casualty insurance subsidiaries have received, or will receive, reimbursement from CNA for general management and administrative expenses, unallocated loss adjustment expenses and investment expenses in the amounts of $167.5, $141.1, $133.8, $128.1, and $115.3 million in 1993, 1992, 1991, 1990 and 1989, respectively.

    The following table displays the distribution of domestic written premium by state:

- --------------------------------------------------------
WRITTEN PREMIUM BY STATE                   % OF TOTAL
                                          -------------
YEAR ENDED DECEMBER 31                    1993     1992
- --------------------------------------------------------
California..............................  12.1     11.8
New York................................   8.4      8.0
Texas...................................   6.2      5.7
Pennsylvania............................   5.9      6.1
Illinois................................   5.1      5.1
Florida.................................   4.1      3.3
New Jersey..............................   3.3      3.1
All other states (a)....................  43.1     41.5
Reinsurance assumed:
   Voluntary ...........................   6.9      7.9
   Involuntary .........................   4.9      7.5
                                         -----    -----
                                         100.0    100.0
========================================================
(a) No other state accounts for more than 3.0% of gross
    written premium.

    The growth and profitability of CNA's property/casualty insurance business is dependent on many factors, including competitive and regulatory influences, the efficiency and costs of operations, underwriting quality, the level of natural disasters, and investment results.

    In recent years, CNA's growth and earnings have been impacted by a prolonged cycle of inadequate commercial lines pricing, particularly in the workers' compensation market. CNA has intensified efforts in the political sphere on behalf of a more predictable and equitable insurance marketing climate. CNA has taken a leadership role in seeking workers' compensation reform in several states. Among CNA's marketing strategies during this difficult time are to emphasize responsible pricing over premium growth and to aggressively adapt to changes in certain markets such as those in which self-insurance has become important. CNA has also initiated wide-scale cost management measures. CNA has continued actions to reduce or stabilize the costs of doing business, including costs of health care, fraud and tort liability. Programs include managed health care programs and formation of a department devoted exclusively to fighting fraud.

    Workers' compensation has been a difficult line of business during the past several years. Despite rapidly escalating loss costs, state regulators have been unwilling to allow premium rate increases sufficient for insurers to earn a profit. Unlike other insurance carriers, CNA has remained in this market in most states. It continues to believe that workers' compensation is a critical product to its customers, and with its proven expertise in this line, that there is a profit potential over the long term.

    During this current industry downcycle, CNA has restricted its exposure to workers' compensation and has taken other steps to mitigate the underwriting losses in workers' compensation. These steps include increasing conservatism of underwriting standards, continuing migration of guaranteed cost policies to experience-rated contracts, and as mentioned previously, aggressive cost con-tainment programs geared to reduce the frequency and severity of claims. During 1993, 65% of workers' compensation insurance was written on an experience-rated basis. As a result of these steps, the past two years' experience has been encouraging as accident year loss ratios have improved slightly. After factoring in the investment income related to projected cash flows, this line of business produced a positive economic return in the 1992 and 1993 accident years. CNA believes that further improvement in workers' compensation results will occur as its many efforts toward this objective continue.

    The state of California is CNA's largest market, accounting for 12% of its premium volume in 1993. Workers' compensation is the largest line of business in California accounting for approximately 40% of premiums written in 1993. As noted in the discussion of countrywide strategies for workers' compensation, approximately 87% of California's workers' compensation business was written via loss sensitive contracts. Profitability trends are slightly more favorable in this state than countrywide primarily as a result of recently enacted major workers' compensation reform legislation which included improved benefit provisions and open premium rating. As a result, favorable profitability trends in workers' compensation are expected to continue. Other major lines of busi-ness in California, including commercial multiple peril, commercial automobile and general liability, are producing less favorable results than countrywide. CNA is aggressively seeking adequate premium rates for these lines within the confines of the current regulatory constraints.

PROPERTY/CASUALTY CLAIM AND CLAIM EXPENSES

    Property/casualty claim and claim expense reserves, except reserves for structured settlements, workers' compensation lifetime claims and accident and health disability claims are based on (a) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations, (b) estimates of unreported losses based upon past experience,
(c) estimates of assumed insurance, (d) estimates of future expenses to be incurred in settlement of claims and (e) estimates of claim recoveries. Loss reserve calculations are based on quantitative techniques which utilize historical trends to project future payments. Other factors, including mix of business, the anticipated effects of inflation, and other current conditions and trends, are implicit in the estimation process. The schedule on page 9 provides information on mix of business.

    Structured settlements have been negotiated for certain liability claims under commercial automobile, personal automobile, workers' compensation, professional liability and other liability coverages. Structured settlements are agreements to provide periodic payments to claimants, which are fixed and determinable as to the amount and time of payment. Certain structured settle-ments are funded by annuities purchased from Continental Assurance Company, an affiliate. Related annuity obligations are carried in future policy benefits reserves. Obligations for structured settlements not funded by annuities are carried at discounted values which approximate the alternative cost of annuity purchases. Such reserves, discounted at interest rates ranging from 6.25% to 7.5%, totaled $749 million, $663 million and $555 million at December 31, 1993, 1992 and 1991, respectively. Ultimate payouts under all existing con-tracts at December 31, 1993 and 1992 will approximate $2.2 billion and $2.0 billion, respectively.

    In 1992, CNA changed its accounting for claim reserves related to workers' compensation lifetime claims and accident and health disability claims. Reserving practices under both statutory and generally accepted accounting principles allow discounting of reserves for fixed and determinable claim obligations. Reserve discounting for these types of claims is common industry practice. These claim reserves are discounted at interest rates ranging from 3.5% to 5.5% with mortality and morbidity assumptions reflecting current industry experience. At December 31, 1993 and 1992, such discounted reserves totaled $970 million and $911 million, respectively. Ultimate payouts for these claims are estimated to be $1.4 billion and $1.3 billion at December 31, 1993 and 1992, respectively.

                                        11

    Claim and claim expense reserves are based on estimates and the ultimate liability may vary significantly from such estimates. Any adjustments that are made to the reserves are reflected in operating income in the year such adjustments are made.

    In 1993, CNA adopted Statement of Financial Accounting Standards 113, which requires that balances pertaining to reinsurance transactions be reported "gross" on the balance sheet rather than as reductions of reserves for claims and claim expenses. As a result of this change in reporting, the reserve balances reported in the financial statements prepared in accordance with generally accepted accounting principles and those prepared under statutory accounting practices differ by the amount of ceded reserves of $2.9 billion and $2.5 billion at December 31, 1993 and 1992, respectively.

    The retention limits of CNA's property/casualty business vary by type of coverage and are based on individual risks underwritten. In general, retention limits have been increased with the growth in underwriting capacity. There have been no reinsurance transactions, such as portfolio reserve transfers or swaps of reserves, that have had a material impact on net income.

Asbestos-related and Environmental Pollution Claims
- ---------------------------------------------------

    Reserves include estimated amounts for exposures to asbestos-related and environmental pollution claims. Reserving for such claims involves significant uncertainties for both CNA and the industry, characterized by complex and costly litigation and further compounded by the tendency of the courts to broadly reinterpret contracts beyond their original intent.

    A summary of asbestos-related and environmental pollution claims and claims expense activity follows:

- --------------------------------------------------------------------------------------
                                                CLAIMS AND CLAIMS EXPENSE
                                   ---------------------------------------------------
                                      RESERVES, NET OF
                                        REINSURANCE                   PAYMENTS
                                         DECEMBER 31           YEAR ENDED DECEMBER 31
                                      ----------------         -----------------------
(In millions of dollars)              1993        1992         1993     1992     1991
- --------------------------------------------------------------------------------------
Asbestos-related.................    $2,080     $1,683         $204     $112      $39
Environmental pollution..........       433         59           72       38       49
                                      -----      -----          ---      ---       --
    Total........................    $2,513     $1,742         $276     $150      $88
======================================================================================

    A major portion of CNA's asbestos-related claim exposure involves litigation with Fibreboard Corporation, as discussed in Note J of Notes to Consolidated Financial Statements. Adverse reserve developments for asbestos-related claims totaled $601 million, $1.689 billion, and $48 million in 1993, 1992 and 1991, respectively.

    Potential exposures also exist for claims involving environmental pollution, including toxic waste clean-up. Environmental pollution clean-up is the subject of both Federal and state regulation. By some estimates there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.

    Reserve development for environmental claims totaled $446, $48, and $47 million in 1993, 1992 and 1991, respectively, including litigation costs of $28, $25 and $21 million. Adverse development for 1993 primarily resulted from the allocation of approximately $340 million of reserves for unreported claims. The results of operations in future years may continue to be adversely affected by environmental pollution claims and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted. See Note J to the Consolidated Financial Statements.

                                        12
Reserve Development
- -------------------

    The table below provides a reconciliation between beginning and ending claim and claim expense reserve balances for 1993, 1992 and 1991. In 1992, beginning and ending reserve balances were restated to retroactively reflect the accounting change for discounting discussed previously. Not included in the table below is premium development related to certain insurance policies subject to retroactive premium adjustments, based on various factors including loss experience. As a result, CNA also recorded premium and dividend related development to prior years (increasing (decreasing) premium) of $(127), $50 and $(43) million in 1993, 1992 and 1991, respectively.

- -------------------------------------------------------------------------------------------------------
CHANGES IN RESERVES FOR PROPERTY/CASUALTY
CLAIMS AND CLAIM EXPENSES
YEAR ENDED DECEMBER 31                                                     1993      1992      1991
(In millions of dollars)
- -------------------------------------------------------------------------------------------------------
Reserves at beginning of year:
 Gross...............................................................    $20,034   $17,712   $16,530
 Ceded reinsurance...................................................      2,867     3,297     3,440
                                                                          ------    ------    ------
 Net.................................................................     17,167    14,415    13,090
                                                                          ------    ------    ------

Net incurred claims and claim expenses:
 Provision for insured events of current year........................      5,388     5,708     5,811
 Increase (decrease) in provision for insured events of prior years..        590     1,617      (106)
 Amortization of discounts...........................................         94       104        89
                                                                          ------    ------    ------
   Total net incurred ...............................................      6,072     7,429     5,794
                                                                          ------    ------    ------

Net payments:
 Attributable to current year events.................................      1,202     1,260     1,177
 Attributable to prior year events...................................      3,706     3,411     3,285
 Amortization of discounts...........................................         10         6         7
                                                                          ------    ------    ------
   Total net payments ...............................................      4,918     4,677     4,469
                                                                          ------    ------    ------

Net reserves at end of year .........................................     18,321    17,167    14,415
                                                                          ======    ======    ======

Gross reserves at beginning of year .................................     20,034    17,712    16,530
                                                                          ------    ------    ------

Gross incurred claims and claim expenses:
 Provision for insured events of current year .......................      5,817     6,382     6,320
 Increase (decrease) in provision for insured events of prior years..        305     1,487      (174)
 Amortization of discounts...........................................         94       104        89
                                                                          ------    ------    ------
   Total gross incurred .............................................      6,216     7,973     6,235
                                                                          ------    ------    ------

Gross payments:
 Attributable to current year events.................................      1,278     1,348     1,245
 Attributable to prior year events...................................      4,150     4,297     3,801
 Amortization of discounts...........................................         10         6         7
                                                                          ------    ------    ------
   Total gross payments .............................................      5,438     5,651     5,053
                                                                          ------    ------    ------
- -------------------------------------------------------------------------------------------------------
Gross reserves at end of year                                            $20,812   $20,034   $17,712
=======================================================================================================

    The following table displays the development of financial statement claim and claim expense reserves for 1983 through 1993. In this table, development of reserves is included in each calendar year between the date of loss and the date of reestimation. Therefore, the deficiencies of the original estimates of required reserves that are reflected are cumulative and should not be summed. All reserve data has been restated to retroactively reflect the accounting change for discounting discussed previously.

- -----------------------------------------------------------------------------------------------------------------------------------
SCHEDULE OF PROPERTY/CASUALTY
LOSS RESERVE DEVELOPMENT
CALENDAR YEAR ENDED                    1983    1984    1985     1986    1987    1988     1989     1990     1991     1992     1993
(In millions of dollars)
- -----------------------------------------------------------------------------------------------------------------------------------
Gross reserves for unpaid claim
 and claim expenses.................. $  -    $  -   $  -     $   -   $   -   $   -    $   -    $16,530  $17,712  $20,034  $20,812
Ceded recoverable....................    -       -      -         -       -       -        -      3,440    3,297    2,867    2,491
                                      ------  ------  ------   ------  ------  ------   ------   ------   ------   ------   ------
Net reserves for unpaid claim
 and claim expenses..................  3,309   3,931   4,873    6,243   8,045   9,552   11,267   13,090   14,415   17,167   18,321
                                      ------  ------  ------   ------  ------  ------   ------   ------   ------   ------   ------
NET PAID (CUMULATIVE) AS OF:
One year later ......................  1,074   1,330   1,594    1,335   1,763   2,040    2,670    3,285    3,411    3,706      -
Two years later......................  1,624   1,936   2,932    2,383   2,961   3,622    4,724    5,623    6,024      -        -
Three years later....................  2,066   2,493   3,022    3,197   4,031   4,977    6,294    7,490      -        -        -
Four years later ....................  2,469   2,963   3,642    3,963   5,007   6,078    7,534      -        -        -        -
Five years later ....................  2,759   3,407   4,175    4,736   5,801   6,960      -        -        -        -        -
Six years later......................  3,084   3,766   4,735    5,339   6,476     -        -        -        -        -        -
Seven years later....................  3,330   4,156   5,233    5,880     -       -        -        -        -        -        -
Eight years later....................  3,625   4,512   5,668      -       -       -        -        -        -        -        -
Nine years later ....................  3,914   4,901     -        -       -       -        -        -        -        -        -
Ten years later......................  4,243     -       -        -       -       -        -        -        -        -        -

Net Reserves Reestimated as of:
End of initial year..................  3,309   3,931   4,873    6,243   8,045   9,552   11,267   13,090   14,415   17,167   18,321
One year later ......................  3,367   3,985   5,047    6,642   8,086   9,737   11,336   12,984   16,032   17,757      -
Two years later......................  3,477   4,122   5,573    6,763   8,345   9,781   11,371   14,693   16,810      -        -
Three years later....................  3,599   4,659   5,788    6,989   8,424   9,796   13,098   15,737      -        -        -
Four years later ....................  3,981   4,855   6,170    7,166   8,516  11,471   14,118      -        -        -        -
Five years later ....................  4,127   5,171   6,422    7,314  10,196  12,496      -        -        -        -        -
Six years later......................  4,359   5,395   6,566    9,022  11,239     -        -        -        -        -        -
Seven years later....................  4,534   5,486   8,317   10,070     -       -        -        -        -        -        -
Eight years later....................  4,629   7,215   9,365      -       -       -        -        -        -        -        -
Nine years later ....................  6,351   8,270     -        -       -       -        -        -        -        -        -
Ten years later......................  7,362     -       -        -       -       -        -        -        -        -        -
                                      ------  ------  ------   ------  ------  ------   ------   ------   ------   ------   ------
  Total net deficiency............... (4,053) (4,339) (4,492)  (3,827) (3,194) (2,944)  (2,851)  (2,647)  (2,395)    (590)     -
- -----------------------------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------------------
SCHEDULE OF PROPERTY/CASUALTY
LOSS RESERVE DEVELOPMENT-CONTINUED
CALENDAR YEAR ENDED                    1983    1984    1985     1986    1987    1988     1989     1990     1991     1992     1993
(In millions of dollars)
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
Reconciliation to Gross Reestimated
 Reserves:
Net reserves reestimated.............                                                            15,737   16,810   17,757      -
Reestimated ceded recoverable........                                                             3,221    3,060    2,582      -
                                      ------  ------  ------   ------  ------  ------   ------   ------   ------   ------   ------
  Total gross reestimated reserves                                                               18,958   19,870   20,339      -
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
Net Deficiency Related to:
Asbestos-related claims.............. (2,608) (2,606) (2,640)  (2,682) (2,635) (2,577)  (2,476)  (2,338)  (2,290)    (601)     -
Environmental........................   (595)   (601)   (599)    (597)   (582)   (577)    (550)    (539)    (493)    (446)     -
Other................................   (850) (1,132) (1,253)    (548)     23     210      175      230      388      457      -
                                      ------  ------  ------   ------  ------  ------   ------   ------   ------   ------   ------
  Total net deficiency............... (4,053) (4,339) (4,492)  (3,827) (3,194) (2,944)  (2,851)  (2,647)  (2,395)    (590)     -
- -----------------------------------------------------------------------------------------------------------------------------------

    As the above table illustrates, most of the unfavorable reserve development is due to asbestos claims. A discussion of CNA's litigation with Fibreboard Corporation regarding asbestos-related bodily injury claims can be found in Note J of the Consolidated Financial Statements in the Annual Report to Shareholders.

    In addition to the asbestos and environmental reserve developments noted on page 12, the unfavorable reserve developments relate primarily to accident years 1986 and prior and are comprised of the following lines of business: product liability, medical malpractice, other liability, professional liability, reinsurance, and workers' compensation. In the early to mid-1980's, frequency and severity trends exceeded expectations, resulting in reserve deficiencies in 1986 and prior accident years. For accident years 1987 and subsequent, frequency and severity trends have noticeably moderated. In calendar year 1993, positive severity experience in professional liability lines and improvement in involuntary workers' compensation experience resulted in favorable development in accident years 1987 through 1992.

INVESTMENTS

    CNA's general account investment portfolio is managed to maximize after-tax investment return, while minimizing credit risks with investments concentrated in high quality securities to support its insurance underwriting operations. At December 31, 1993, approximately 20% of CNA's general account portfolio is invested in long-term state and municipal bonds in order to maximize after-tax yield and provide for a more stable yield on the portfolio with a higher quality of investment than may otherwise be available.

    CNA has the capacity to hold its fixed income portfolio to maturity. However, securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, or other similar factors. Accordingly, the fixed income securities are classified as available for sale. CNA's portfolio is managed based on the following investment strategies: i) diversification is used to limit exposures to any one issue or issuer, and ii) in general, the public market is used in order to provide liquidity.

    Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, principally anticipated claim payout patterns. Throughout 1992 and 1993, the level of short-term investments has increased beyond that needed for short-term liquidity. Though expected to result in a decline in investment income in the near term, management believes that the increased concentration in short-term investments will reduce the impact that a rise in interest rates would have on its fixed income portfolio. At December 31, 1993, the major components of the short-term investment portfolio were approximately $1.2 billion of U.S. Treasury bills and $4.5 billion of high-grade commercial paper.

    The following summarizes CNA's distribution of general account investments:

- --------------------------------------------------------------------------------
DISTRIBUTION OF INVESTMENTS - GENERAL ACCOUNT
DECEMBER 31                                      1993*     1992      1991
(In millions of dollars)
- --------------------------------------------------------------------------------
Fixed maturities:
   Tax-exempt bonds ........................   $ 5,015   $ 9,502   $ 8,998
   Taxable bonds............................    12,145     7,286     9,674
   Redeemable preferred stocks..............       448       568       103
Equity securities:
   Common stocks............................       508       348       230
   Non-redeemable preferred stocks                 -           9        11
Mortgage loans .............................        58        85       113
Policy loans ...............................       174       179       181
Short-term investments .....................     6,944     4,444     2,511
Real estate and other invested assets.......        71        57        65
- --------------------------------------------------------------------------------
   Total investments at carrying value         $25,363   $22,478   $21,886
================================================================================
*Fixed maturity securities are reported at fair value in 1993.

    As noted in Management's Discussion and Analysis of Financial Condition and Results of Operations, in 1993 CNA began a program of realigning its portfolio which resulted in realizing substantial gains. For the year ended December 31, 1993, CNA's property and casualty insurance subsidiaries sold approximately $35.4 billion of fixed income and equity securities realizing pretax net gains of $741.3 million. Of the securities sold, approximately $5.8 billion was from the tax-exempt municipal bond portfolio. Most of the proceeds from those sales have been invested in short-term securities, primarily U.S. Treasury bills and high-grade commercial paper. In addition to reducing the impact that a rise in interest rates would have on the fixed income portfolio, the increase in taxable short-term securities and the decrease in tax-exempt investments will allow the Company to minimize additional alternative minimum tax credit carryforwards.
                                        15

    CNA's general account fixed income portfolio has consistently been of high quality as illustrated in the following table using the Standard & Poor's ratings convention (see Note).

- ------------------------------------------------------------------
BOND PORTFOLIO QUALITY - GENERAL ACCOUNT
DECEMBER 31                                 1993   1992    1991
- ------------------------------------------------------------------
AAA......................................    77%    73%     78%
AA ......................................     8     10      10
A........................................     7     10       7
BBB......................................     5      3       2
Below BBB................................     3      4       3
- ------------------------------------------------------------------
  Total                                     100%   100%    100%
==================================================================

    CNA's Separate Account investment portfolio is managed to specifically support the underlying insurance products (see the discussion of annuities and GIC's in "Life Insurance" above). Approximately 86% or $5.6 billion of Separate Account investments are used to fund GlC's; the remaining investments are funding variable products. Approximately 97% of the GlC investment portfolio is comprised of taxable fixed income securities. The quality of the GIC fixed income portfolio is as follows (see Note):

- ------------------------------------------------------------------
BOND PORTFOLIO QUALITY - GIC PORTFOLIO
DECEMBER 31                                 1993   1992    1991
- ------------------------------------------------------------------
AAA......................................    44%    50%     50%
AA.......................................     6      9       9
A........................................    18     18      16
BBB......................................    13     10      10
Below BBB................................    19     13      15
- ------------------------------------------------------------------
  Total                                     100%   100%    100%
==================================================================

    Note: The bond ratings shown in the two tables above are primarily from Standard & Poor's (94% of the general account portfolio and 93% of the GIC portfolio in 1993). In the case of private placements and other unrated securities, comparable internal ratings are developed by CNA. These ratings are derived by management using available information on the issuer to assess the credit risk. Reference also may be made to similar instruments of the issuer that are rated by Standard & Poor's. In the case of unrated municipal bonds, a AAA rating may be assigned to issues with financial guarantee insurance.

    CNA actively manages its high yield bonds and maintains the level of such investments at prudent levels, as illustrated above. In 1993, the level of high yield investments within the GIC portfolio increased $261 million to $1.068 billion at year end. This increase is a result of the relative attractiveness of the high yield investment market in comparison to other investment opportunities during the year. Although the level of high yield investments has increased, the components of the high yield portfolio have shifted toward lower risk issues, with B and BB rated bonds comprising 91% of the high yield portfolio at December 31, 1993, compared to 82% at the end of 1992. High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. Further, CNA's investment in real estate and mortgage loans amounted to less than one-half of one percent of its total assets, substantially below industry averages.

    Included in CNA's 1993 AAA-rated fixed income securities (general and GIC portfolios) are $4.4 billion of asset-backed securities, consisting of approximately 47% in collateralized mortgage obligations ("CMO's"), 47% in U.S. Government agency issued pass-through certificates, and 6% in corporate asset-backed obligations. The majority of CMO's held are U.S. Government agency issues, are actively traded in liquid markets and are priced monthly by broker-dealers. At December 31, 1993, market value exceeded amortized cost by approximately $87 million. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with wide bands and relatively short principal repayment windows.

                                        16
ITEM 2. PROPERTIES

A. HOME OFFICE

    CNA Plaza, owned by Continental Assurance Company, is a 1,097,000 square foot office complex located at 333 S. Wabash, Chicago, Illinois. The forty-five story office building serves as the home office for CNA and its insurance subsidiaries. CNA Plaza and the adjacent building (a 454,000 square foot building located at 55 E. Jackson Blvd.) are partially situated on grounds under leases expiring in 2058 and 2067. Approximately 35% of the adjacent building is rented to non-affiliates.

B. FIELD OFFICES

    CNA also maintains four regional offices and forty branch offices in major cities throughout the United States. This office space is leased except for offices located in four CNA owned buildings.

ITEM 3. LEGAL PROCEEDINGS

    Incorporated herein by reference from Note J of the Notes to the Consolidated Financial Statements in the 1993 Annual Report to Shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

    Incorporated herein by reference from page 55 of the 1993 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

    Incorporated herein by reference from page 2 of the 1993 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference from pages 12 through 21 of the 1993 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated Balance Sheet - December 31, 1993 and 1992
    Statement of Consolidated Operations -
       Year Ended December 31, 1993, 1992 and 1991
    Statement of Consolidated Stockholders' Equity -
       Year Ended December 31, 1993, 1992 and 1991
    Statement of Consolidated Cash Flows -
       Year Ended December 31, 1993, 1992 and 1991
    Notes to the Consolidated Financial Statements
    Independent Auditors' Report

    The above Consolidated Financial Statements, the related Notes to the Consolidated Financial Statements and the Independent Auditors' Report are incorporated herein by reference from pages 22 through 54 of the 1993 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required in Part III has been omitted as the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    Information required in Part III has been omitted as the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required in Part III has been omitted as the Registrant intends to file a definitive proxy statement pursuant to Regulation l4A with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required in Part III has been omitted as the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
  (a) 1. FINANCIAL STATEMENTS:                                         Number
                                                                       ------
         A separate index to the Consolidated Financial Statements
         is presented in Part II, Item 8...........................      17

  (a) 2. FINANCIAL STATEMENT SCHEDULES:

         Schedule I     Summary of Investments.....................      21

         Schedule III   Condensed Financial Information (Parent
                        Company)...................................      22

         Schedule V     Supplemental Insurance Information.........      25

         Schedule VI    Reinsurance ...............................      26

         Schedule VIII  Valuation and Qualifying Accounts and
                        Reserves...................................      26

         Schedule IX    Short-term Borrowings .....................      27

         Schedule X     Supplemental Information Concerning
                        Property/Casualty Insurance Operations.....      27

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
         FORM 8-K (CONTINUED)
                                                                        Page
  (a) 2. FINANCIAL STATEMENT SCHEDULES (CONTINUED):                    Number
                                                                       ------
         Other schedules are omitted because of the absence of con-ditions under which they are required or because the required information is provided in the Consolidated
         Financial Statements or notes thereto.

         Independent Auditors' Report .............................      28


                                        18


  (a) 3. EXHIBITS:
                                                                Exhibit
                      Description of Exhibit                    Number
                      ----------------------                    -------

     (3) Articles of incorporation and by-laws:

         Certificate of Incorporation of CNA Financial
         Corporation, as amended May 6, 1987 (Exhibit 3.1
         to 1987 Form 10-K incorporated herein by reference.).    3.1

         By-Laws of CNA Financial Corporation, as amended
         November 3, 1993 ....................................    3.2*

     (4) Instruments defining the rights of security holders, including indentures:

         CNA Financial Corporation hereby agrees to furnish
         to the Commission upon request copies of instruments
         with respect to long-term debt, pursuant to
         Item 601(b) (4) (iii) of Regulation S-K..............     -

    (10) Material contracts:

         Employment Agreement between CNA Financial
         Corporation and Dennis H. Chookaszian, dated
         February 22, 1993 (Exhibit 10.1 to 1992 Form 10-K
         incorporated herein by reference.)...................   10.1

         Employment Agreement between CNA Financial
         Corporation and Philip L. Engel, dated February 22,
         1993 (Exhibit 10.2 to 1992 Form 10-K incorporated
         herein by reference.)...............................    10.2

         Continuing Services Agreement between CNA Financial
         Corporation and Edward J. Noha, dated February 27,
         1991 (Exhibit 6.0 to 1991 Form 8-K, filed March 18,
         1991, incorporated herein by reference.).............   10.3

         CNA Employees' Retirement Benefit Equalization Plan,
         as amended through January 1, 1993 (Exhibit 10.4 to
         1992 Form 10-K incorporated herein by reference.)....   10.4

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
         FORM 8-K (CONTINUED)

  (a) 3. EXHIBITS (CONTINUED):
                                                                Exhibit
                      Description of Exhibit                    Number
                      ----------------------                    -------

         CNA Employees' Long Term Award Program
         (Exhibit 10.5 to 1990 Form 10-K incorporated herein
         by reference.) The plan was terminated effective
         December 31, 1993...................................    10.5

         CNA Employees' Supplemental Savings Plan, as amended
         through January 1, 1993 (Exhibit 10.6 to 1992
         Form 10-K incorporated herein by reference.).........   10.6

         Federal Income Tax Allocation Agreement dated
         February 29, 1980 between CNA Financial Corporation
         and Loews Corporation (Exhibit 10.2 to 1987
         Form 10-K incorporated herein by reference.)........    10.7

         Agreement between Fibreboard Corporation and
         Continental Casualty Company, dated April 9, 1993
         (Exhibit A to 1993 Form 8-K filed April 12, 1993
         incorporated herein by reference.)...................   10.8

         Settlement Agreement entered into on October 12, 1993
         by and among Fibreboard Corporation, Continental
         Casualty Company, CNA Casualty of California,
         Columbia Casualty Company and Pacific Indemnity
         Company together the "Parties" (Exhibit 10.1 to
         September 30, 1993 Form 10-Q incorporated herein by
         reference.)..........................................   10.9

                                        19

         Continental-Pacific Agreement entered into
         October 12, 1993 between Continental Casualty
         Company and Pacific Indemnity Company (Exhibit 10.2
         to September 30, 1993 Form 10-Q incorporated herein
         by reference.).......................................   10.10

         Global Settlement Agreement among Fibreboard
         Corporation, Continental Casualty Company, CNA
         Casualty Company of California, Columbia Casualty
         Company, Pacific Indemnity Company and the
         Settlement Class dated December 23, 1993.............   10.11*

         Glossary of Terms in Global Settlement Agreement,
         Trust Agreement, Trust Distribution Process and
         Defendant Class Settlement Agreement as of
         December 23, 1993....................................   10.12*

         Fibreboard Asbestos Corporation Trust Agreement dated
         December 23, 1993....................................   10.13*

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
         FORM 8-K (CONTINUED)

  (a) 3. EXHIBITS (CONTINUED):
                                                                Exhibit
                      Description of Exhibit                    Number
                      ----------------------                    -------

         Trust Distribution Process - Annex A to the Trust
         Agreement as of December 23, 1993....................   10.14*

         Defendant Class Settlement Agreement dated
         December 22, 1993....................................   10.15*

         Escrow Agreement among Continental Casualty Company,
         Pacific Indemnity Company and The First National
         Bank of Chicago dated December 23, 1993..............   10.16*

    (11) Computation of Net Income per Common Share...........   11.1*

    (12) Statements regarding computation of ratios:

         Computation of Ratio of Earnings to Fixed Charges....   12.1*

         Computation of Ratio of Net Income, As Adjusted,
         to Fixed Charges.....................................   12.2*

    (13) 1993 Annual Report...................................   13.1*

    (21) Subsidiaries of CNA..................................   21.1*

    (23) Consent of Deloitte & Touche.........................   23.1*

    (28) Information from reports furnished to state insurance regulatory authorities:

         Property/Casualty Reserve Reconciliation-Statutory
         Basis to Generally Accepted Accounting Principles....   28.1*

         Schedule P from Continental Casualty Company's 1993
         Consolidated Annual Statutory Statement provided to
         state insurance regulatory authorities...............   28.2*
         --------------------------------
        *Filed herewith

     (b) REPORTS ON FORM 8-K:

         In a report on Form 8-K dated November 3, 1993, CNA issued a press release that disclosed third quarter operating results and noted the addition of $500 million to Continental Casualty Company's loss reserves for asbestos-related bodily injury claims.

                                                                     SCHEDULE I

                            CNA FINANCIAL CORPORATION
                             SUMMARY OF INVESTMENTS

- --------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31                                                  1993                                      1992
                                              -------------------------------------     --------------------------------------
                                                              MARKET      CARRYING                      MARKET       CARRYING
(In thousands of dollars)                         COST         VALUE        VALUE          COST          VALUE         VALUE
- --------------------------------------------------------------------------------------------------------------------------------
Fixed maturities available for sale:
 Bonds:
   United States Government and
    government agencies and
    authorities-taxable ..................... $ 8,551,503  $ 8,688,293  $ 8,688,293    $ 4,845,180   $ 4,944,095   $ 4,845,180
   States, municipalities and political
    subdivisions-tax exempt..................   4,724,041    5,014,841    5,014,841      9,506,971    10,162,427     9,501,741
   Foreign governments and political
    subdivisions.............................     420,948      423,356      423,356        324,864       325,543       324,864
   Public utilities .........................     235,366      256,502      256,502        259,929       268,691       259,929
   Convertibles and bonds with warrants
    attached.................................     188,583      193,943      193,943        184,407       187,682       184,407
   All other corporate.......................   2,461,688    2,582,716    2,582,716      1,737,491     1,741,534     1,671,861
 Redeemable preferred stocks.................     444,606      447,984      447,984        567,556       571,371       567,556
                                               ----------   ----------   ----------     ----------    ----------    ----------
    Total fixed maturities available for sale  17,026,735   17,607,635   17,607,635     17,426,398    18,201,343    17,355,538
                                               ----------   ==========   ----------     -----------   ==========    ----------
Equity securities available for sale:
 Common stocks:
   Public utilities .........................      21,634       21,810       21,810         11,712        12,474        12,474
   Banks, trusts, and insurance companies....      57,784       56,695       56,695         11,754        14,783        14,783
   Industrial and other .....................     353,320      429,744      429,744        282,309       320,030       320,030
 Nonredeemable preferred stocks..............        -            -            -             4,761         9,349         9,349
                                               ----------   ----------   ----------     ----------    ----------    ----------
    Total equity securities..................     432,738  $   508,249      508,249        310,536   $   356,636       356,636
                                               ----------   ==========   ----------     ----------    ==========    ----------
Mortgage loans...............................      57,641                    57,641         86,933                      84,708
                                               ----------                ----------     ----------                  ----------
Real estate:
 Investment properties.......................       7,319                     3,831          8,070                       4,256
 Acquired in satisfaction of debt............         176                       132            176                         139
                                               ----------                ----------     ----------                  ----------
    Total real estate .......................       7,495                     3,963          8,246                       4,395
                                               ----------                ----------     ----------                  ----------
Policy loans.................................     174,006                   174,006        178,611                     178,611
Other invested assets .......................      69,145                    67,891         55,898                      54,294
Short-term investments.......................   6,943,976                 6,943,976      4,444,166                   4,444,166
- --------------------------------------------------------------------------------------------------------------------------------
    Total investments                         $24,711,736               $25,363,361    $22,510,788                 $22,478,348
================================================================================================================================

                                                                   SCHEDULE III

                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION

FINANCIAL POSITION
- --------------------------------------------------------------------------------------------------
DECEMBER 31                                                               1993           1992
(In thousands of dollars)
- --------------------------------------------------------------------------------------------------
Assets:
Investments in subsidiaries .................................          $5,409,945     $4,246,054
Federal income taxes recoverable.............................              29,244         71,470
Deferred income taxes .......................................             974,645      1,010,988
Other .......................................................              29,783         99,455
                                                                        ---------      ---------
     Total assets ...........................................           6,443,617      5,427,967
                                                                        ---------      ---------

LIABILITIES:
Debt.........................................................             895,503        444,865
Amounts due to affiliates ...................................             136,904        157,104
Other .......................................................              30,133         36,801
                                                                        ---------      ---------
     Total liabilities.......................................           1,062,540        638,770
- --------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                        $5,381,077     $4,789,197
==================================================================================================

                                                                   SCHEDULE III
                                                                   (CONTINUED)
                           CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION

RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                       1993           1992           1991
(In thousands of dollars)
- --------------------------------------------------------------------------------------------------
REVENUES:
Equity in income of subsidiaries before income tax:
  Operating income (loss) .............................   $(467,602)   $(1,530,698)     $307,845
  Realized investment gains ...........................     790,320        342,069       441,155
Net investment income .................................       1,714          2,462         6,231
Other .................................................      (3,493)         4,122         1,236
Realized investment gains .............................      12,672         12,630         2,182
                                                           --------     ----------       -------
                                                            333,611     (1,169,415)      758,649
                                                           --------     ----------       -------

EXPENSES:
Administrative and general expenses ...................     198,863        169,488       163,250
Interest expense ......................................      41,303         36,065        39,515
                                                           --------     ----------       -------
                                                            240,166        205,553       202,765
                                                           --------     ----------       -------
     Income (loss) before income tax...................      93,445     (1,374,968)      555,884
Income tax benefit.....................................     174,078        712,524        56,628
                                                           --------     ----------       -------
     Income (loss) before cumulative effect of
           accounting changes.......................        267,523       (662,444)      612,512
Cumulative effect on prior years of accounting changes:
  Income taxes.........................................        -           133,000          -
  Postretirement benefits other than pensions
      (net of income tax benefit of $32,780)...........        -           (63,630)         -
  Discounting for certain workers' compensation and
      disability claim reserves
      (net of income tax expense of $135,218) .........        -           262,522          -
- --------------------------------------------------------------------------------------------------
        Net income (loss)                                 $ 267,523    $  (330,552)     $612,512
==================================================================================================
           See accompanying Notes to Condensed Financial Information.

                                                                   SCHEDULE III
                                                                   (CONTINUED)
                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION

CASH FLOW
- -----------------------------------------------------------------------------------------------------
DECEMBER 31                                                          1993        1992        1991
(In thousands of dollars)
- -----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................................. $ 267,523   $(330,552)   $612,512
                                                                    -------    ---------    -------
  Adjustments to reconcile net income to net cash
  used in operating activities:
   Cumulative effect of accounting changes - Parent .............      -         18,637         -
   Equity in earnings of unconsolidated affiliates:
    Cumulative effect of accounting changes .....................      -       (350,529)        -
    Earnings before cumulative effect of accounting changes......  (349,517)    935,594    (705,104)
   Revenues - realized gains (losses)............................   (12,672)    (12,630)     (2,182)
   Amortization .................................................        (1)         12          82
   Changes in:
    Accrued investment income ...................................       (65)        198         (58)
    Federal income taxes.........................................    42,226     (78,678)     73,417
    Deferred income taxes .......................................  (124,313)   (293,370)   (103,982)
    Other, net...................................................   (17,727)     22,071       4,592
                                                                    -------    ---------    -------
      Total adjustments .........................................  (462,069)    241,305    (733,235)
                                                                    -------    ---------    -------
      NET CASH USED IN OPERATING ACTIVITIES .....................  (194,546)    (89,247)   (120,723)
                                                                    -------    ---------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturities .................................  (999,273)   (441,201)   (116,315)
  Proceeds from sale or maturity of fixed maturities.............   984,489     488,300      71,053
  Change in short-term investments...............................    47,575     (50,287)     50,342
  Change in other investments ...................................    (4,169)     24,172         -
  Capital contribution to Continental Casualty Company...........  (475,000)        -           -
  Other .........................................................       (10)         (2)        -
                                                                    -------    ---------    -------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES........  (446,388)     20,982       5,080
                                                                    -------    ---------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid to preferred shareholders.......................    (4,018)     (4,733)     (7,628)
  Dividend from Continental Casualty Company.....................   150,000     100,000     130,000
  Net decrease in short-term debt ...............................       -           -      (399,423)
  Proceeds from issuance of long-term debt.......................   494,933         -       395,784
  Principal payments on long-term debt...........................       -       (27,000)     (3,000)
  Other .........................................................       -           -          (151)
                                                                    -------    ---------    -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES .................   640,915      68,267     115,582
                                                                    -------    ---------    -------
      NET INCREASE (DECREASE) IN CASH ...........................       (19)          2         (61)
Cash at beginning of year .......................................        19          17          78
- -----------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                               $     -     $      19    $     17
=====================================================================================================

Supplemental disclosures of cash flow information:
  Cash received (paid):
   Interest expense ............................................. $ (34,905)  $ (35,370)   $(30,780)
   Federal income taxes .........................................   (54,224)     89,437      69,238
=====================================================================================================
           See accompanying Notes to Condensed Financial Information.

                                        23                       SCHEDULE III
                                                                  (CONTINUED)
                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION

                    NOTES TO CONDENSED FINANCIAL INFORMATION

a.  DEBT:
    --------------------------------------------------------------------------------------
    DECEMBER 31                                                        1993        1992
    (In thousands of dollars)
    --------------------------------------------------------------------------------------
    Long-term debt:
         8.625% Senior Notes, due March 1, 1996 ...................  $249,003    $248,601
         8.875% Senior Notes, due March 1, 1998 ...................   148,540     148,264
         6.250% Senior Notes, due November 15, 2003 ...............   247,932         -
         7.250% Debenture, due November 15, 2023...................   247,028         -
         1.000% Urban Development Action Grant, due May 7, 2019....     3,000       3,000
     Due to subsidiaries:
         Continental Casualty Company .............................      -         45,000
    --------------------------------------------------------------------------------------
         Total                                                       $895,503    $444,865
    ======================================================================================

    In October 1993, a shelf registration statement was filed with the Securities and Exchange Commission which made $900 million of debt securities available for issuance from time to time. In addition, $100 million from a previous shelf registration remained available for issuance.

    In November 1993, CNA sold $250 million principal amount of 6.25% notes due 2003 and $250 million principal amount of 7.25% debentures due 2023 at effective rates per annum of 6.4% and 7.3%, respectively. An additional $500 million of securities and/or preferred stock will remain available for issuance under the shelf registration statement.

b. Dividends of $150 million, $100 million, and $130 million were received by CNA from Continental Casualty Company in 1993, 1992 and 1991, respectively.

c. CNA has reimbursed, or will reimburse, its subsidiaries for general management and administrative expenses, unallocated loss adjustment expenses and investment expense in the amounts of $193.1 million, $165.6 million and $159.5 million in 1993, 1992, and 1991, respectively.

d.  CNA contributed $475 million in capital to Continental Casualty Company in 1993.  There were no capital contributions by CNA in 1992 and 1991.
- -----------------------------------------------------------------------------

                                                                    SCHEDULE V
                           CNA FINANCIAL CORPORATION
                     SUPPLEMENTARY INSURANCE INFORMATION

- --------------------------------------------------------------------------------------------------------------
                                                                 GROSS INSURANCE RESERVES**
                                                   -----------------------------------------------------------
                                                     CLAIM
                                    DEFERRED          AND         FUTURE                        POLICY-
                                   ACQUISITION       CLAIM        POLICY         UNEARNED       HOLDERS'
(In thousands of dollars)             COSTS         EXPENSE      BENEFITS        PREMIUMS       FUNDS
- --------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1993
Property/Casualty:
  Commercial...................     $371,866      $18,157,358   $   17,158     $2,001,192        $ 23,503
  Personal.....................      190,163        1,012,996      151,753        536,188            -
  Involuntary risks............         -           1,641,601         -            18,635            -
Life:
  Individual...................      416,703          143,594    2,178,044           -             31,957
  Group .......................        6,651          434,045      406,636           -            423,156
                                     -------       ----------    ---------      ---------         -------
    CNA Insurance..............     $985,383       21,389,594   $2,753,591     $2,556,015        $478,616
                                     =======                     =========      =========         =======
Other and Intercompany Eliminations                   280,608
                                                   ----------
                                                  $21,670,202
                                                   ==========
DECEMBER 31, 1992
Property/Casualty:
  Commercial...................     $337,160      $17,286,019   $   10,540     $1,872,975        $ 69,098
   Personal....................      170,327          990,336      114,898        529,459            -
  Involuntary risks............         -           1,757,292         -            22,671            -
Life:
  Individual...................      385,323          126,100    1,977,113           -             33,750
  Group .......................        7,296          421,041      418,045           -            435,455
                                     -------       ----------    ---------      ---------         -------
    CNA Insurance..............     $900,106       20,580,788   $2,520,596     $2,425,105        $538,303
                                     =======                     =========      =========         =======
Other and Intercompany Eliminations                   152,650
                                                   ----------
                                                  $20,733,438
                                                   ==========
DECEMBER 31, 1991
Property/Casualty:
  Commercial...................     $335,660      $15,727,996   $    7,319     $1,979,962        $109,559
  Personal.....................      158,350          925,767      102,257        508,781            -
  Involuntary risks............         -           1,455,926         -            19,212            -
Life:
  Individual...................      372,094          110,707    1,789,467           -             33,133
  Group .......................        6,821          416,808      419,992           -            410,560
                                     -------       ----------    ---------      ---------         -------
    CNA Insurance..............     $872,925       18,637,204   $2,319,035     $2,507,955        $553,252
                                     =======                     =========      =========         =======
Other and Intercompany Eliminations                    90,480
                                                   ----------
                                                  $18,727,684
                                                   ==========
                                                                    SCHEDULE V
                            CNA FINANCIAL CORPORATION               (CONTINUED)
                       SUPPLEMENTARY INSURANCE INFORMATION
- --------------------------------------------------------------------------------------------------------------------------
                                                                              AMORTIZATION
                                                                 INSURANCE         OF
                                        NET          NET        CLAIMS AND      DEFERRED       OTHER
                                      PREMIUM    INVESTMENT    POLICYHOLDERS'  ACQUISITION   OPERATING      PREMIUMS
(In thousands of dollars)             REVENUE      INCOME         BENEFITS        COSTS       EXPENSES      WRITTEN
- --------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1993
Property/Casualty:
  Commercial...................     $4,963,965    $  896,661    $5,171,932    $  951,168   $  459,686     $5,030,879
  Personal.....................        939,792        87,462       756,027       221,194      130,859        984,222
  Involuntary risks............        371,261        75,673       336,264          -         191,452        367,225
Life:
  Individual...................        342,994       142,771       362,146        25,507       95,010           -
  Group .......................      2,099,173       116,955     1,945,584         2,436      242,150           -
                                     ---------     ---------     ---------     ---------    ---------      ---------
    CNA Insurance..............      8,717,185     1,319,522     8,571,953    $1,200,305    1,119,157     $6,382,326
                                                                               =========                   =========
Other and Intercompany Eliminations    (28,388)       (5,212)      (28,548)                       545
                                     ---------      --------     ---------                   --------
                                    $8,688,797    $1,314,310    $8,543,405*                $1,119,702
                                     =========     =========     =========                  =========
DECEMBER 31, 1992
Property/Casualty:
  Commercial...................     $4,870,222    $1,039,283    $6,140,824    $  820,150   $  463,784     $4,766,168
  Personal.....................        930,902       101,188       808,867       212,406      125,964        964,120
  Involuntary risks............        552,450        83,649       643,957          -         249,398        555,909
Life:
  Individual...................        321,792       150,584       321,854        40,720       99,665           -
  Group .......................      2,115,933       132,929     1,966,467         1,251      248,653           -
                                     ---------     ---------     ---------     ---------    ---------      ---------
    CNA Insurance..............      8,791,299     1,507,633     9,881,969    $1,074,527    1,187,464     $6,286,197
                                                                               =========                   =========
Other and Intercompany Eliminations    (23,328)        1,126       (23,461)                      (927)
                                     ---------     ---------     ---------                   --------
                                    $8,767,971    $1,508,759    $9,858,508*                $1,186,537
                                     =========     =========     =========                  =========
DECEMBER 31, 1991
Property/Casualty:
  Commercial...................     $5,150,261    $1,103,382    $4,587,406    $  862,900   $  434,874     $5,064,347
  Personal.....................        895,141       100,839       796,961       193,853      135,742        946,167
  Involuntary risks............        609,916        78,515       678,238          -         277,215        609,585
Life:
  Individual...................        312,196       155,662       306,662        61,004       93,259           -
  Group .......................      2,002,145       165,103     1,876,374         1,909      233,269           -
                                     ---------     ---------     ---------     ---------    ---------      ---------
    CNA Insurance..............      8,969,659     1,603,501     8,245,641    $1,119,666    1,174,359     $6,620,099
                                                                               =========                   =========
Other and Intercompany Eliminations    (23,308)        4,308       (23,469)                       924
                                     ---------     ---------     ---------                  ---------
                                    $8,946,351    $1,607,809    $8,222,172*                $1,175,283
                                     =========     =========     =========                  =========
==========================================================================================================================

                                                                    SCHEDULE V
                            CNA FINANCIAL CORPORATION               (CONTINUED)
                  NOTES TO SUPPLEMENTARY INSURANCE INFORMATION

=============================================================================
 *Excludes participating policyholders' interest related to realized investment losses of $13,142, $12,140, and $20,055 in 1993, 1992 and 1991,
  respectively.
**1992 and 1991 have been restated to conform to the classifications followed in 1993 upon adoption of SFAS 113.

                                                                   SCHEDULE VI

                           CNA FINANCIAL CORPORATION
                                  REINSURANCE

    The effects of reinsurance on premium revenues are shown in the following schedule:

- ----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                       EARNED PREMIUMS               ASSUMED/
                                                 -------------------------------------       NET
(In millions of dollars)                         DIRECT      CEDED     ASSUMED     NET        %
- ----------------------------------------------------------------------------------------------------
1993
 Life..........................................  $  312      $ 20      $  108    $  400      27.0%
 Accident and health...........................   2,413        32         149     2,530       5.9
 Property and casualty.........................   5,228       496       1,027     5,759      17.8
                                                  -----       ---       -----     -----
  Total premiums...............................  $7,953      $548      $1,284    $8,689      14.8
                                                  =====       ===       =====     =====
1992
 Life..........................................  $  336      $ 21      $  115      $430      26.7%
 Accident and health...........................   2,287        33         173     2,427       7.1
 Property and casualty.........................   5,324       475       1,062     5,911      18.0
                                                  -----       ---       -----     -----
  Total premiums...............................  $7,947      $529      $1,350    $8,768      15.4
                                                  =====       ===       =====     =====
1991
 Life..........................................  $  281      $ 18      $  117    $  380      30.8%
 Accident and health...........................   2,173        16         139     2,296       6.1
 Property and casualty.........................   5,612       474       1,132     6,270      18.1
                                                  -----       ---       -----     -----
  Total premiums...............................  $8,066      $508      $1,388    $8,946      15.5
                                                  =====       ===       =====     =====
- ----------------------------------------------------------------------------------------------------

   The impact of reinsurance on life insurance in force is shown in the following schedule:

- ----------------------------------------------------------------------------------------------------
                                                         LIFE INSURANCE IN FORCE            ASSUMED/
                                                 -------------------------------------        NET
(In millions if dollars)                         DIRECT      CEDED     ASSUMED     NET         %
- ----------------------------------------------------------------------------------------------------
December 31, 1993 ............................. $58,978    $5,713     $53,270  $106,535      50.0%
December 31, 1992 .............................  53,869     5,146      51,343   100,066      51.3
December 31, 1991 .............................  49,461     4,983      49,217    93,695      52.5
- ----------------------------------------------------------------------------------------------------
/TABLE

                                                       SCHEDULE VIII

                            CNA FINANCIAL CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

- ----------------------------------------------------------------------------------------------------
                                        BALANCE                                            BALANCE
                                          AT       CHARGED TO   CHARGED TO                   AT
                                       BEGINNING   COSTS AND      OTHER                    END OF
(In thousands of dollars)              OF PERIOD    EXPENSES     AMOUNTS     DEDUCTIONS    PERIOD
- ----------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
 Deducted from assets:
  Allowance for doubtful accounts:
  Insurance receivables ...........    $110,420     $ 9,197      $   -       $ 2,293      $117,324
                                        =======      ======       =======      =====       =======

Year Ended December 31, 1992
 Deducted from assets:
  Allowance for doubtful accounts:
  Insurance receivables ...........    $100,382     $27,237      $   -       $17,199      $110,420
                                        =======      ======        =======    =======      =======

Year Ended December 31, 1991
 Deducted from assets:
  Allowance for doubtful accounts:
  Insurance receivables ...........    $ 80,494     $33,423      $   -       $13,535      $100,382
                                        =======      ======        =======    =======      =======
- ----------------------------------------------------------------------------------------------------

                                                                    SCHEDULE IX

                              CNA FINANCIAL CORPORATION
                                SHORT-TERM BORROWINGS

- ------------------------------------------------------------------------------------------------------------------------
                                                                           MAXIMUM       AVERAGE        WEIGHTED
                                   CATEGORY OF                WEIGHTED     AMOUNT         AMOUNT        AVERAGE
                                   AGGREGATE      BALANCE     AVERAGE    OUTSTANDING   OUTSTANDING   INTEREST RATE
                                   SHORT-TERM     AT END OF   INTEREST   DURING THE    DURING THE     DURING THE
(In thousands of dollars)          BORROWINGS      PERIOD        RATE      PERIOD       PERIOD (A)     PERIOD (B)
- -----------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993       Banks          $2,000        4.00%     $  2,000      $  2,000           4.43%
                                                   =====        ----       =======       =======           ====
YEAR ENDED DECEMBER 31, 1992 (c)   Banks          $2,000        5.13%     $  2,101      $  2,040           5.52%
                                                   =====        ----       =======       =======           ====
YEAR ENDED DECEMBER 31, 1991 (c)   Banks          $2,011        6.02%     $288,577      $107,399           6.61%
                                                   =====        ----       =======       =======           ====
- -----------------------------------------------------------------------------------------------------------------------

Notes:  (a)  Average amounts outstanding during the period are calculated by an average of end of month balances.

        (b) Weighted average interest rate for the period is calculated by dividing short-term interest expense by the average amount outstanding for the period.

        (c) Excludes CNA's 81/2% Sinking Fund Debentures due December 15, 1995 in the outstanding principal amount of $23.4 million which were called for redemption on February 28, 1992.

                                                                     SCHEDULE X

                             CNA FINANCIAL CORPORATION
               SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
                               INSURANCE OPERATIONS

- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                  CONSOLIDATED PROPERTY/
                                                                                                    CASUALTY ENTITIES
                                                                                           ------------------------------------
                                                                                                  YEAR ENDED DECEMBER 31
                                                                                           ------------------------------------
                                                                                           1993          1992           1991
(In thousands of dollars)                                                                             (RESTATED)     (RESTATED)
- -------------------------------------------------------------------------------------------------------------------------------
Deferred acquisition costs .......................................................... $   562,029   $   507,487   $   494,010

Reserves for unpaid claims and claim expenses........................................  20,811,955    20,033,647    18,109,689

Discount, if any, deducted above (based on interest rates ranging from 3.5% to 7.5%).   1,886,532     1,787,348     1,126,024

Unearned premiums....................................................................   2,556,015     2,425,105     2,507,955

Earned premiums......................................................................   6,275,018     6,353,574     6,655,318

Net investment income................................................................   1,059,796     1,224,120     1,282,736

Claim and claim expenses related to current year ....................................   5,387,947     5,708,216     5,833,016

Claim and claim expenses related to prior years......................................     589,959     1,617,433       (12,255)

Amortization of deferred acquisition costs ..........................................   1,172,362     1,032,556     1,056,753

Paid claim and claim expenses........................................................   4,916,888     4,676,600     4,468,924

Premiums written ....................................................................   6,382,326     6,286,197     6,620,099
- --------------------------------------------------------------------------------------------------------------------------------

                           INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
CNA Financial Corporation

We have audited the consolidated financial statements of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 16, 1994, which report includes an explanatory paragraph as to certain accounting changes; such consolidated financial statements and report are included in the Company's 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of CNA Financial Corporation and subsidiaries listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Deloitte & Touche
Chicago, Illinois
February 16, 1994

                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CNA Financial Corporation

                                               By       Laurence A. Tisch
                                                 -----------------------------
                                                        Laurence A. Tisch
                                                     Chief Executive Officer
                                                  (Principal Executive Officer)

                                               By        Peter E. Jokiel
                                                 -----------------------------
                                                         Peter E. Jokiel
                                                    Senior Vice President and
                                                     Chief Financial Officer

Date:  March 23, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           SIGNATURE                         TITLE

     Antoinette Cook Bush             Director
- ------------------------------
     Antoinette Cook Bush

     Dennis H. Chookaszian            Director
- ------------------------------
     Dennis H. Chookaszian

        Philip L. Engel               Director
- ------------------------------
        Philip L. Engel

        Robert P. Gwinn               Director
- ------------------------------
        Robert P. Gwinn

        Edward J. Noha                Chairman of the Board
- ------------------------------           and Director
        Edward J. Noha
                                                               Dated:
        Lester Pollack                Director                 March 23, 1994
- ------------------------------
        Lester Pollack

- ------------------------------        Director*
         John E. Stipp

       Richard L. Thomas              Director
- ------------------------------
       Richard L. Thomas

        James S. Tisch                Director
- ------------------------------
        James S. Tisch

       Laurence A. Tisch              Chief Executive Officer
- ------------------------------          and Director
       Laurence A. Tisch

       Preston R. Tisch               Director
- ------------------------------
       Preston R. Tisch

         Marvin Zonis                 Director
- ------------------------------
         Marvin Zonis
*Passed away on March 8, 1994.