Form 10-Q
period 1994-03-31
CNA FINANCIAL CORP
filed 1994-05-16
CIK 21175

===============================================================================
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                            --------------------------

                                    FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1994  Commission File Number 1-5823

                           --------------------------


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No...


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                       Outstanding at May 1, 1994
 -----------------------------            -------------------------------
 Common Stock, Par value $2.50                      61,797,856
===============================================================================
                            Page (1) of (27)

                                 CNA FINANCIAL CORPORATION

                                           INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE NO.
- - -------   ---------------------                                        --------
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEET
   MARCH 31, 1994 (Unaudited) and DECEMBER 31, 1993 . . . . . . . . . .      3

 STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
   FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993 . . . . . . . . .      4

 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (Unaudited)
   FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993 . . . . . . . . .      5

 STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
   FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993 . . . . . . . . .      6

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
   MARCH 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .      7

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . .     16


PART II.  OTHER INFORMATION
- - --------  -----------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . .     25

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26

EXHIBIT 11. COMPUTATION OF NET INCOME PER COMMON SHARE. . . . . . . . .     27













                                       (2)

                                          CNA FINANCIAL CORPORATION

                                          CONSOLIDATED BALANCE SHEET

- - -------------------------------------------------------------------------------------------------------------
                                                                                    March 31     December 31
                                                                                      1994          1993
(In thousands of dollars)                                                         (Unaudited)
- - ------------------------------------------------------------------------------------------------------------
Assets
  Investments:
    Fixed maturities available for sale (cost: $20,499,770 and $17,103,240) . . . . $20,492,056  $17,607,635
    Equity securities available for sale (cost: $400,919 and $432,738)  . . . . . .     456,633      508,249
    Mortgage loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      55,124       57,641
    Real estate (less accumulated depreciation: $3,317 and $3,532)  . . . . . . . .       3,178        3,963
    Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     174,487      174,006
    Other invested assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      95,168       67,891
    Short-term investments--Note B. . . . . . . . . . . . . . . . . . . . . . . . .   7,356,482    6,943,976
                                                                                     ----------   ----------
         Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28,633,128   25,363,361
    Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      75,179      129,631
    Insurance receivables:
      Reinsurance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,994,761    2,951,664
      Other insurance receivables . . . . . . . . . . . . . . . . . . . . . . . . .   3,870,724    3,657,048
      Less allowance for doubtful accounts. . . . . . . . . . . . . . . . . . . . .    (117,311)    (117,324)
    Deferred acquisition costs  . . . . . . . . . . . . . . . . . . . . . . . . . .   1,008,331      985,383
    Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . . . . .     255,862      245,880
    Receivables for securities sold . . . . . . . . . . . . . . . . . . . . . . . .     433,994      387,477
    Federal income taxes recoverable (includes $111,979 and $71,774 due from Loews)     118,771       78,512
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,256,238    1,029,657
    Property and equipment at cost (less accumulated depreciation: $227,404 and
     $219,417)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     231,137      221,507
    Prepaid reinsurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . .     156,022      167,292
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     314,994      271,639
    Separate Account business . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,114,025    6,540,557
- - ------------------------------------------------------------------------------------------------------------
         Total assets                                                               $43,345,855  $41,912,284
============================================================================================================

                                          CNA FINANCIAL CORPORATION

                                    CONSOLIDATED BALANCE SHEET-continued

Liabilities and Stockholders Equity
Liabilities:
    Insurance reserves:
     Claim and claim expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . $21,992,414  $21,670,202
     Future policy benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,805,718    2,753,591
     Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,714,190    2,556,015
     Policyholders' funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     456,181      478,616
    Participating policyholders' equity . . . . . . . . . . . . . . . . . . . . . .     118,929      141,501
    Securities sold under repurchase agreements . . . . . . . . . . . . . . . . . .   4,146,706      613,250
    Payables for securities purchased . . . . . . . . . . . . . . . . . . . . . . .     250,993       40,070
    Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,000        2,000
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     912,966      913,279
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     848,430      822,126
    Separate Account business . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,114,025    6,540,557
                                                                                     ----------   ----------
         Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40,362,552   36,531,207
                                                                                     ----------   ----------
Commitments and contingent liabilities
Stockholders' equity:
    Common stock ($2.50 par value; Authorized - 200,000,000 shares;
     Issued - 61,841,969 shares). . . . . . . . . . . . . . . . . . . . . . . . . .     154,605      154,605
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     150,000      150,000
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .     434,692      434,692
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,205,133    4,284,293
    Net unrealized investment gains . . . . . . . . . . . . . . . . . . . . . . . .      41,389      360,003
    Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,516)      (2,516)
                                                                                     ----------   ----------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .   4,983,303    5,381,077
- - -------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                 $45,345,855  $41,912,284
=============================================================================================================

                See accompanying Notes to Consolidated Financial Statements.

                                       (3)

                                   CNA FINANCIAL CORPORATION

                               STATEMENT OF CONSOLIDATED OPERATIONS
                                           (Unaudited)

- - ----------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                               1994           1993
(In thousands of dollars, except per share data)
- - ----------------------------------------------------------------------------------------------------------------
Revenues:
 Premiums ........................................................................    $ 2,308,921    $ 2,084,810
 Net investment income ...........................................................        346,300        346,238
 Realized investment gains (losses) ..............................................       (105,715)       439,782
 Other............................................................................         54,953         46,716
                                                                                       ----------     ----------
                                                                                        2,604,459      2,917,546
                                                                                       ----------     ----------
Benefits and expenses:
 Insurance claims and policyholders' benefits ....................................      2,121,178      1,960,687
 Amortization of deferred acquisition costs.......................................        323,890        275,562
 Other operating expenses.........................................................        307,972        278,318
 Interest expense.................................................................         17,613          9,125
                                                                                       ----------     ----------
                                                                                        2,770,653      2,523,692
                                                                                       ----------     ----------
    Income (loss) before income tax...............................................       (166,194)       393,854
Income tax benefit (expense)......................................................         88,141        (80,272)
- - ----------------------------------------------------------------------------------------------------------------
    NET INCOME (LOSS)                                                                 $   (78,053)   $   313,582
================================================================================================================

    EARNINGS PER SHARE                                                                $     (1.28)   $      5.06
================================================================================================================

Weighted average outstanding shares of
 common stock (in thousands of shares)............................................         61,798         61,798
================================================================================================================

                 See accompanying Notes to Consolidated Financial Statements.

                                       (4)

                                   CNA FINANCIAL CORPORATION

                          STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                           (Unaudited)

- - -------------------------------------------------------------------------------------------
Three Months Ended March 31, 1994 and 1993
                                                                        Net
                                                                     Unrealized
                                             Additional              Investment
                                  Capital     Paid-in    Retained      Gains
(In thousands of dollars)          Stock      Capital    Earnings     (Losses)       Total
- - -------------------------------------------------------------------------------------------
Balance, December 31, 1992.....   $302,089   $434,692   $4,020,743   $ 31,673    $4,789,197
  Net income...................       -          -         313,582       -          313,582
  Unrealized investment losses.       -          -            -        (1,066)       (1,066)
  Preferred dividends..........       -          -          (1,000)      -           (1,000)
- - -------------------------------------------------------------------------------------------
Balance, March 31, 1993           $302,089   $434,692   $4,333,325   $ 30,607    $5,100,713
===========================================================================================
Balance, December 31, 1993.....   $302,089   $434,692   $4,284,293   $360,003    $5,381,077
  Net loss.....................       -          -         (78,053)      -          (78,053)
  Unrealized investment losses.       -          -            -      (318,614)     (318,614)
  Preferred dividends..........       -          -          (1,107)      -           (1,107)
- - -------------------------------------------------------------------------------------------
Balance, March 31, 1994           $302,089   $434,692   $4,205,133   $ 41,389    $4,983,303
===========================================================================================

              See accompanying Notes to Consolidated Financial Statements.

                                       (5)

                                   CNA FINANCIAL CORPORATION

                               STATEMENT OF CONSOLIDATED CASH FLOWS
                                          (Unaudited)

- - --------------------------------------------------------------------------------------
Three Months Ended March 31                                      1994         1993
(In thousands of dollars)
- - --------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)......................................   $   (78,053)  $  313,582
                                                            ------------   ----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Pretax realized (gains) losses.......................       105,715     (439,782)
    Participating policyholders' interest................        (9,207)      (1,964)
    Amortization of bond discount........................       (14,868)     (26,434)
    Depreciation.........................................        15,031       10,736
    Changes in:
       Other insurance receivables.......................      (213,688)      71,515
       Reinsurance receivables...........................       (43,097)      32,355
       Prepaid reinsurance premiums......................        11,270      (10,618)
       Deferred acquisition costs........................       (22,949)     (29,684)
       Accrued investment income.........................        (9,983)      37,548
       Insurance reserves................................       506,987      153,937
       Federal income taxes..............................       (40,259)     311,813
       Deferred income taxes.............................       (42,329)       6,727
       Other, net........................................          (941)      (9,704)
                                                            ------------  -----------
               Total adjustments.........................       241,682      106,445
                                                            ------------  -----------
               Net cash provided by operating activities.       163,629      420,027
                                                            ------------  -----------
Cash flows from investing activities:
  Purchases of fixed maturities..........................   (17,960,153)  (5,869,027)
  Proceeds from fixed maturities:
    Sales................................................    14,180,199    9,403,157
    Maturities, calls and redemptions....................       455,892      606,881
  Purchases of equity securities.........................       (93,780)    (171,896)
  Proceeds from sale of equity securities................       138,115      255,029
  Change in short-term investments.......................      (417,082)  (4,273,823)
  Purchases of property and equipment....................       (25,107)      (9,711)
  Change in securities sold under repurchase agreements..     3,533,456     (403,422)
  Change in other investments............................       (31,567)      11,345
  Other, net.............................................           506       (3,062)
                                                            ------------   ----------
               Net cash used in investing activities.....      (219,521)    (454,529)
                                                            ------------   ----------

                                   CNA FINANCIAL CORPORATION

                                          (Unaudited)

- - --------------------------------------------------------------------------------------
Three Months Ended March 31                                      1994         1993
(In thousands of dollars)
- - --------------------------------------------------------------------------------------
Cash flows from financing activities:
  Dividends paid to preferred shareholders...............        (1,120)      (1,139)
  Receipts from investment contracts credited to
    policyholder account balances........................        10,804       12,479
  Return of policyholder account balances on investment
    contracts............................................        (7,712)      (4,023)
  Principal payments on long-term debt...................          (773)        (284)
  Proceeds from issuance of long-term debt...............           241         -
                                                            ------------   ----------
               Net cash provided by financing
                activities...............................         1,440        7,033
                                                            ------------   ----------
               Net decrease in cash......................       (54,452)     (27,469)
Cash at beginning of period .............................       129,631       84,120
- - --------------------------------------------------------------------------------------
Cash at end of period                                       $    75,179   $   56,651
======================================================================================
Supplemental disclosures of cash flow information:
  Cash received (paid):
   Interest expense......................................   $   (17,644)  $  (17,728)
   Federal income taxes..................................        11,550      245,511
======================================================================================

              See accompanying Notes to Consolidated Financial Statements.


                                       (6)

                          CNA FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1994
                                 (Unaudited)

NOTE A.  Basis of Presentation:

     The consolidated financial statements (unaudited) include CNA Financial Corporation and subsidiaries (CNA) and have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements.

     The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in CNA's Annual Report to Shareholders (incorporated by reference in Form 10-K) for the year ended December 31, 1993, filed with the Commission on March 30, 1994 and the information shown below.

     Certain amounts applicable to 1993 have been reclassified to conform to classifications followed in 1994.

NOTE B.  Restricted Investments:

     On December 30, 1993, CNA deposited $986.8 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note E below. The funds are included in short-term investments and are invested in U. S. Treasury securities. The escrow account is the prefunding mechanism to the trust fund for future claimants.

NOTE C.  New Accounting Standard:

     In 1992, the Financial Accounting Standards Board issued SFAS 112, "Employers' Accounting for Postemployment Benefits," which establishes accounting standards for employers who provide benefits to former employees after employment but before retirement. This Statement is effective beginning in 1994. CNA has been historically following the requirements of SFAS 112.

NOTE D.  Reinsurance:

     CNA assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk.

    The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of
                                       (7)

                        CNA FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in Illinois, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. At March 31, 1994, such collateral totaled approximately $164 million. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, at March 31, 1994, was approximately $475 million with Lloyd's of London. The recoverable from Lloyd's of London is dispersed among thousands of individual members who have unlimited liability, most of which are Illinois authorized reinsurers.

- - -------------------------------------------------------------------------------------------------------------
Written Premium
(In millions of dollars)            Direct   Assumed   Ceded     Net       Direct   Assumed   Ceded     Net
- - -------------------------------------------------------------------------------------------------------------
Quarter Ended March 31                           1994                                    1993
                                 -------------------------------------    -----------------------------------
 Long Duration Contracts          $  120.6      26.9      5.6    141.9        97.7     32.8      4.6    125.9
 Short Duration Contracts          2,107.5     345.1    151.8  2,300.8     1,895.8    312.9    137.9  2,070.8
                                   -------   -------    -----  -------     -------  -------    -----  -------
      Total                       $2,228.1     372.0    157.4  2,442.7     1,993.5    345.7    142.5  2,196.7
                                   =======   =======    =====  =======     =======  =======    =====  =======

- - -------------------------------------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------------------------------------
Earned Premium
(In millions of dollars)            Direct   Assumed   Ceded     Net       Direct   Assumed   Ceded     Net
- - -------------------------------------------------------------------------------------------------------------
Quarter Ended March 31                           1994                                    1993
                                 -------------------------------------    -----------------------------------
 Long Duration Contracts          $  105.2      26.9      5.6    126.5        79.1     32.4      4.6    106.9
 Short Duration Contracts          2,004.7     340.7    163.0  2,182.4     1,897.7    218.1    137.9  1,977.9
                                   -------     -----    -----  -------     -------  -------    -----  -------
      Total                       $2,109.9     367.6    168.6  2,308.9     1,976.8    250.5    142.5  2,084.8
                                   =======     =====    =====  =======     =======  =======    =====  =======

- - -------------------------------------------------------------------------------------------------------------

     Insurance claims and policyholders' benefits are net of reinsurance recoveries of $111.8 million and $100.8 million for the period ending March 31, 1994 and March 31, 1993, respectively.

NOTE E.  Legal Proceedings and Contingent Liabilities:

     The following information updates legal proceedings and contingent liabilities reported in Note J of the Notes to the Consolidated Financial Statements in the 1993 Annual Report to Shareholders.

FIBREBOARD LITIGATION

     CNA's primary property/casualty subsidiary, Continental Casualty Company ("Continental"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Continental, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. Continental, Fibreboard and Pacific Indemnity have also reached an agreement, which is subject to court approval, (the "Trilateral Agreement") on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval. The implementation of the Global Settlement or the Trilateral Agreement would have the effect of settling Continental's litigation with Fibreboard. Pending final court approval of either the Global Settlement or the Trilateral Agreement, at the request of Continental, Fibreboard and Pacific Indemnity, the California Court of Appeal withheld its ruling on the issues discrete to Continental and Pacific Indemnity in the appeal in that litigation.

                                       (8)

                        CNA FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Coverage Litigation

     Between 1928 and 1971, Fibreboard manufactured insulation products containing asbestos. Since the 1970's, thousands of claims have been filed against Fibreboard by individuals claiming bodily injury as a result of asbestos exposure.

     Continental insured Fibreboard under a comprehensive general liability policy between May 4, 1957 and March 15, 1959. Fibreboard disputed the coverage positions taken by its insurers and, in 1979, Fireman's Fund, another of Fibreboard's insurers, brought suit with respect to coverage for defense and indemnity costs. In January 1990, the San Francisco Superior Court (Judicial Council Coordination Proceeding 1072) rendered a decision against the insurers including Continental and Pacific Indemnity. The court held that the insurers owed a duty to defend and indemnify Fibreboard for certain of the asbestos-related bodily injury claims asserted against Fibreboard (in the case of Continental, for all claims involving exposure to Fibreboard's asbestos products if there was exposure to asbestos at any time prior to 1959 including years prior to 1957, regardless of when the claims were asserted or injuries manifested) and that the policies contained no aggregate limit of liability in relation to such claims. The judgment was appealed.

     The Court of Appeal entered an opinion on November 15, 1993, as modified on December 13, 1993, which substantially affirmed the lower court's decisions on scope of coverage and trigger of coverage issues, as described below. The Court of Appeal withheld its ruling on the issues discrete to Continental and Pacific Indemnity pending final court approval of either the Global Settlement or the Trilateral Agreement described below. On January 27, 1994, the California Supreme Court granted a Petition for Review filed by several insurers, including Continental, of, among other things, the trigger and scope of coverage issues. The order granting review has no effect on the Court of Appeal's order severing the issues unique to Continental and Pacific Indemnity. Continental cannot predict the time frame within which the issues before the California Supreme Court may be resolved. If neither the Global Settlement nor the Trilateral Agreement is approved, it is anticipated that Continental and Pacific Indemnity will resume the appeal process. Continental's appeal of the coverage judgment raises many legal issues. Key issues on appeal under the policy are trigger of coverage, scope of coverage, dual coverage requirements and number of occurrences:

    . The trial court adopted a continuous trigger of coverage theory under which all insurance policies in effect at any time from first exposure to asbestos until the date of the claim filing or death are triggered. The Court of Appeal endorsed the continuous trigger theory, but modified the ruling to provide that policies are triggered by a claimant's first exposure to the policyholder's products, as opposed to the first exposure to any asbestos product. Therefore, an insurance policy is not triggered if a claimant's first exposure to the policyholder's product took place after the policy period. The court, however, placed the burden on the insurer to prove the claimant was not exposed to its policyholder's product before or during the policy period. The trigger of coverage issue is now on appeal to the California Supreme Court.

       Continental's position is that its policy is triggered under California law by manifestation of appreciable harm. The bodily injury cannot be said to occur within the meaning of the policy until actual physical symptoms and associated functional impairment manifest themselves. Thus, Continental's position is that if existing California law were applied, there would be no coverage under Continental's policy.

                                       (9)

                        CNA FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


    . The scope of coverage decision imposed a form of "joint and several" liability that makes each triggered policy liable in whole for each covered claim, regardless of the length of the period the policy was in effect. This decision was affirmed by the Court of Appeal, and is now on appeal to the California Supreme Court. Continental's position is that liability for asbestos claims should be shared not jointly, but severally and on a pro rata basis between the insurers and insured. Under this theory, Continental would only be liable for that proportion of the bodily injury that occurred during the 22-month period its policy was in force.

    . Continental maintains that both the occurrence and the injury resulting therefrom must happen during the policy period for the policy to be triggered. Consequently, if the court holds that the occurrence is exposure to asbestos, Continental's position is that coverage under the Continental policy is restricted to those who actually inhaled Fibreboard asbestos fibers and suffered injury from May 4, 1957 to March 15, 1959. The Court of Appeal withheld ruling on this issue, as noted above.

    . Continental's policy had a $1 million per occurrence limit. Continental contends the number of occurrences under California law must be determined by the general cause of the injuries, not the number of claimants, and that the cause of the injury was the continuous sale and manufacture of the product. Because the manufacture and sale proceeded from two locations, Continental maintains that there were only two occurrences and thus only $2 million of coverage under the policy. However, the per occurrence limit was interpreted by the trial court to mean that each claim submitted by each individual constituted a separate occurrence. The Court of Appeal withheld ruling on this issue, as noted above.

     Under various reinsurance agreements, Continental has asserted a right to reimbursement for a portion of its potential exposure to Fibreboard. The reinsurers have disputed Continental's right to reimbursement and have taken the position that any claim by Continental is subject to arbitration under provisions in the reinsurance agreement. A Federal court has ruled that the dispute must be resolved by arbitration. There can be no assurance that Continental will be successful in obtaining a recovery under its reinsurance agreements.

Interim Agreement

     While the state court action in regard to the coverage issues was pending, Continental and Fibreboard entered into an Interim Agreement in 1988 under which Continental agreed to fund Fibreboard's defense costs and certain settlements up to specified dollar limits through 1992. Continental funded approximately $96 million in defense costs under the Interim Agreement.

Assignments

    Beginning in 1991, Fibreboard unilaterally reached settlements with various classes of claimants by purporting to assign to plaintiffs potential proceeds from its insurance policy with Continental. Continental disputed Fibreboard's right to make such settlements and assignments, asserted that they violated the terms of the policy and the Interim Agreement described above and asserted that the settlement amounts were unreasonable and excessive. In June 1992 a California trial court ruled in one case that

                                       (10)

                        CNA FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Fibreboard could make such settlements and assignments since, in its view, Continental was not fully defending Fibreboard against the claims. Continental is appealing this decision. The trial court did rule that Continental could challenge the reasonableness of individual settlements and assignments. Following that ruling, Continental agreed to fund Fibreboard's reasonable defense costs without limitation as to amount pending resolution of Continental's appeal. Fibreboard continued to make settlements and assignments following such agreement, and Continental vigorously disputed Fibreboard's right to do so.

     This settlement and assignment process by Fibreboard escalated significantly in the fourth quarter of 1992. Through December 31, 1992, Fibreboard entered into unilateral assignment agreements covering 31,100 claims for a total of approximately $400 million or an average of $12,800 per claim. Of these claims, approximately 30,000 were settled and assigned by Fibreboard in the month of December, 1992.

Settlement Negotiations

     Based on the facts and circumstances of the Fibreboard case prior to the fourth quarter of 1992, including the strength of Continental's legal arguments, a material loss to Continental was not known or believed to be probable. Significant fourth quarter developments, including the assignments noted above, and the continuing trend for court decisions to expand liability of policies beyond their original intent, led management to consider negotiation of an all-inclusive settlement of Continental's asbestos-related bodily injury litigation with Fibreboard.

     On April 9, 1993, Continental and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

     Through March 31, 1994, Continental, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 126,000 claims, subject to resolution of the coverage issues, for a maximum settlement amount of approximately $1.4 billion. If neither the Global Settlement nor the Trilateral Agreement receive final court approval, Continental's obligation to pay under all settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, total approximately $675 million, of which $239 million was paid through March 31, 1994. Continental may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

     Continental will continue to pursue its appeals in respect of the coverage litigation and all other litigation involving Fibreboard if the Global Settlement or the Trilateral Agreement cannot be implemented.

Global Settlement

     On August 27, 1993, Continental, Pacific Indemnity, Fibreboard and a negotiating committee of asbestos claimant attorneys reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement was executed on December 23, 1993. The agreement calls for contribution by Continental and Pacific Indemnity of an aggregate of $1.525 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled on or before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. The Global Settlement is subject to

                                       (11)

                        CNA FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

court approval and possible appeals. As noted below, there is limited precedent with settlements which determine the rights of future claimants to seek relief.

     Subsequent to the announcement of the agreement in principle, Continental, Fibreboard and Pacific entered into the Trilateral Agreement which sets forth the parties' obligations in the event the Global Settlement is not approved by the court. In such case, Continental and Pacific would contribute to a settlement fund an aggregate of $2 billion, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities in respect of previously settled claims. Continental's share of such fund would be $1.44 billion reduced by a portion of an additional payment of $635 million which Pacific Indemnity has agreed to pay in respect of unsettled present claims and previously settled claims. Continental has agreed that if either the Global Settlement or the Trilateral Agreement is approved, it will assume responsibility for the claims that had been settled and paid on or before August 27, 1993. A portion of the additional $635 million to be contributed by Pacific Indemnity would be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Continental would be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Continental, including but not limited to liability for asbestos-related claims against Fibreboard. The Trilateral Agreement is subject to court approval and possible appeals.

     Continental and Fibreboard have entered into a supplemental agreement (the "Supplemental Agreement") which governs the interim arrangements and obligations between the parties until such time as the Global Settlement is either approved or disapproved by the court and also governs certain obligations between the parties in the event the Global Settlement is approved, including the payment of present claims which had been filed or settled and not included in the Global Settlement.

     In addition, Continental and Pacific Indemnity have entered into an agreement (the "Continental-Pacific Agreement") which sets forth the parties' agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies whether or not the Global Settlement or the Trilateral Agreement is approved. Under the Continental-Pacific Agreement, Continental and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1.525 billion plus interest and expenses to be used to satisfy the claims of future claimants. If neither the Global Settlement nor the Trilateral Agreement is approved, Continental and Pacific Indemnity would share, in the same percentages, most but not all liabilities and costs of either insurer including, but not limited to, liabilities in respect of unsettled present claims and presently settled claims. If either the Trilateral Agreement or the Global Settlement is approved by the court, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635 million.

Reserves

     In the fourth quarter of 1992, Continental increased its reserve with respect to potential exposure to asbestos-related bodily injury cases by $1.5 billion. In connection with the agreement in principle announced on August 27, 1993, Continental added $500 million to such claim reserve. The Fibreboard litigation represents the major portion of Continental's asbestos-related claim exposure.

     There are inherent uncertainties in establishing a reserve for complex litigation of this type. Courts have tended to impose joint and several liability, and because the number of manufacturers who remain potentially liable for asbestos-related injuries has diminished on account of bankruptcies, as has the potential number of insurers due to operation of policy limits, the liability of the remaining defendants is difficult to estimate. Further, a recent trend by courts to consolidate like cases into

                                       (12)

                        CNA FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

mass tort trials limits the discovery ability of insurers, generally does not allow for individual claim adjudication, restricts the identification of appropriate allocation methods and thereby results in an increasing likelihood for fraud and disproportionate and potentially excessive judgments. Additionally, management believes that recent court decisions would appear to be based on social or other considerations irrespective of the facts and legal issues involved.

     The Global Settlement and the Trilateral Agreement are subject to court approval. There is limited precedent with settlements which determine the rights of future claimants to seek relief. It is extremely difficult to assess the magnitude of Continental's potential liability in respect of such future claimants if neither the Global Settlement nor the Trilateral Agreement is approved and upheld, keeping in mind that Continental's potential liability is limited to persons exposed to asbestos prior to the termination of the policy in 1959.

     Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed in respect of periods after 1959. As indicated above, Continental, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 126,000 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Continental is not a party.

     Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiff counsel in August, 1993, the expected settlement for approximately 34,000 claims for exposure to asbestos prior to 1959 is expected to be $445 million, or an average of $13,000 per claim. Based on reports by Fibreboard, since September 1988 Fibreboard resolved approximately 40,000 claims (other than by the assignment process noted above), approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Continental. Continental intervened and settled these claims for approximately $77,000 on average, with a portion of the payment contingent on approval of the Global Settlement or the Trilateral Agreement, and if neither is approved, subject to resolution of the coverage appeal.

     Continental believes that as a result of the Global Settlement and the Trilateral Agreement it has greatly reduced the uncertainty of its exposure with respect to the Fibreboard matter. However, if neither the Global Settlement, nor the Trilateral Agreement is approved and upheld, in light of the factors discussed herein the range of Continental's potential liability cannot be meaningfully estimated and there can be no assurance that the reserves established would be sufficient to pay all amounts which ultimately could become payable in respect of asbestos-related bodily injury liabilities.

     While it is possible that the ultimate outcome of this matter could have a material adverse impact on the equity of the Company, management does not believe that a further loss material to equity is probable. Management will continue to monitor the potential liabilities with respect to asbestos-related bodily injury claims and will make adjustments to the claim reserves if warranted.

                                       (13)

                        CNA FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

ENVIRONMENTAL POLLUTION

     Potential exposures exist for claims involving environmental pollution, including toxic waste clean-up. Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.

     Under federal regulation, the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") governs the clean-up and restoration of abandoned toxic waste sites and formalizes the concept of legal liability for clean-up and restoration by "Potentially Responsible Parties" ("PRP's"). Superfund establishes a mechanism to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency. On the other hand, the Congressional Budget Office is estimating that there will be 4,500 National Priority List sites and other estimates run as high as 30,000 sites will require clean-up. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established.

     CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether Superfund response costs are considered damages under the policies, trigger of coverage, applicability of pollution exclusions, the potential for joint and several liability and definition of an occurrence. Similar coverage issues exist for clean-up of waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues.

     The Superfund legislation must be reauthorized in 1994. A number of proposals to reform Superfund have been made by various parties. It is too early to determine the future impact of these proposals on CNA and the insurance industry.

     Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the exposure to CNA for environmental pollution claims cannot be meaningfully quantified. Prior to 1993, no specific allocation of reserves was made for unreported claims or for litigation expenses. CNA identified reserves only for reported environmental pollution claims. In 1993, CNA allocated approximately $340 million of claim and claim expense reserves for unreported environmental pollution claims in addition to the $94 million of reserves recorded for reported claims. At March 31, 1994, reserves for reported and unreported claims were $99 million and $307 million, respectively. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult.

     The number of claims filed for environmental pollution coverage continues to increase. Approximately 425 claims were reported in the first quarter of 1994 and approximately 19,600 claims have been reported to date. Pending claims totaled approximately 10,500 and 10,600 at March 31, 1994 and December 31, 1993, respectively. Approximately 9,100 claims were closed through March 31, 1994, of which approximately 8,300 claims were settled

                                       (14)

                        CNA FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded

without payment, except for claim expenses of $18 million. Settlements for the remaining 800 claims totaled $95 million, plus claim expenses of $25 million. Reserve development for environmental claims totaled $30 million in the three months ended March 31, 1993. No reserve development for environmental claims was recognized in 1994. The results of operations in future years may continue to be adversely affected by environmental pollution claims and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

OTHER LITIGATION

     CNA and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the results of operations or equity of CNA.


                                       (15)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto found on pages 3 to 15, which contain additional information helpful in evaluating results and financial condition.

Results of Operations:

     The following chart summarizes key components of operating results for the three months ended March 31, 1994 and 1993.
- - -----------------------------------------------------------------------------
 Three Months Ended March 31                      1994        1993
 (In millions of dollars)
- - -----------------------------------------------------------------------------
 Operating Summary (excluding
 realized investment gains/losses):
 Revenues:
   Premiums:
     Property/Casualty                         $1,624.9    $1,470.5
     Life                                         684.0       614.3
                                                -------     -------
                                                2,308.9     2,084.8
   Net investment income                          346.3       346.2
   Other                                           55.0        46.8
                                                -------     -------
                                                2,710.2     2,477.8
 Benefits and expenses                          2,782.0     2,522.0
                                                -------     -------
   Operating loss before income tax               (71.8)      (44.2)
Income tax benefit                                 55.0        68.7
                                                -------     -------
  Net operating income (loss)                  $  (16.8)   $   24.5
                                                =======     =======
 Supplemental Financial Data:
 Net operating income (loss) by group:
   Property/Casualty                           $  (20.3)   $   18.8
   Life                                            15.1        11.3
   Other                                          (11.6)       (5.6)
                                                -------     -------
                                                  (16.8)       24.5
                                                -------     -------
 Net realized investment gains (losses)
  by group:
   Property/Casualty                              (42.0)      264.6
   Life                                           (19.2)       18.3
   Other                                            (.1)        6.2
                                                -------     -------
                                                  (61.3)      289.1
                                                -------     -------
 Net income (loss) by group:
   Property/Casualty                              (62.3)      283.4
   Life                                            (4.1)       29.6
   Other                                          (11.7)         .6
                                                -------     -------
                                               $  (78.1)   $  313.6
=============================================================================

Overview
- - --------
     Consolidated revenues were $2.6 billion for the first three months of 1994. This compares to revenues of $2.9 billion for the same period in 1993. Consolidated revenues, excluding realized investment gains (losses), were up 9.4 percent in the first quarter to $2.71 billion compared to $2.48 billion for the first quarter of 1993.

     CNA reported a net loss of $78.1 million, or $1.28 per share, for the first three months of 1994, compared to net income of $313.6 million, or $5.06 per share, for the first three months of 1993.

     The net operating loss for the first three months of 1994, excluding net realized investment losses, was $16.8 million, or $.29 per share, compared to net operating income of $24.5 million, or $.38 per share, for the first three months of 1993. CNA incurred pre-tax catastrophe losses of

                                       (16)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

approximately $100 million in the first quarter of 1994 compared to $25.8 million in the first quarter of 1993. The catastrophe claims stem from the California earthquake and severe winter storms throughout the northeastern part of the United States.

     Net realized investment losses for the first quarter of 1994 were $61.3 million, or $.99 per share, compared to net realized investment gains for
the first quarter of 1993 of $289.1 million, or $4.68 per share.   The
realized investment losses are principally the result of repositioning the portfolios to slightly longer maturities, primarily in government bonds, in order to improve future overall investment returns. In the first quarter of 1993, CNA began realigning its portfolio which resulted in realized gains in its investment portfolio that increased Continental Casualty Company's surplus. This realignment also reduced the concentration of tax-exempt securities to more quickly utilize the alternative minimum tax credit carryforward generated in 1992. (See also the discussion under "Investments" herein.)

     CNA's total income tax benefit for the three months ended March 31, 1994 amounted to $88.1 million compared to an expense of $80.3 million for the same period in 1993. CNA's income tax benefit excluding realized investment gains/losses amounted to $55.0 million for the three months ended March 31, 1994, compared to $68.7 million in the first three months of 1993. The income tax benefit on realized investment losses for the three months ended March 31, 1994, totaled $33.1 million compared with an income tax expense of $149.0 million for the same period a year ago.

     Other adverse factors affecting the industry also curtailed CNA's first quarter earnings, particularly the long-standing cycle of inadequate pricing in property/casualty commercial lines and low investment yields. In addition, complex and costly litigation has been continuing, fueled by the tendency of the courts to interpret insurance contracts beyond their stated intent.

     CNA's commercial lines remain in a down cycle that has lasted over seven years and has seriously depressed profitability. The down cycle continues to be characterized by a difficult pricing environment caused by strong market competitiveness, a trend toward alternative risk mechanisms such as self-insurance, and regulatory constraints on adequate premium rates. Weak investment yields have further adversely affected quarterly results.

     CNA continues to take a number of initiatives to respond to the many uncertainties and changes impacting the insurance environment. One of these has been to continue to focus on the risk characteristics and premium rates in commercial lines. CNA will continue to seek business in lines where it has a sizable market share, substantial experience, and foresees clear profit potential over the long term. At the same time, however, the emphasis is on reasonable rates rather than volume growth.

     Net operating income for the life segment remains stable, although negatively affected by intense competition and high health care costs which have resulted in a continued market shift away from traditional indemnity forms of health coverage toward managed care products. The Federal Government's initiative to control health care costs and provide universal access to quality health care may impact both individual and group accident and health, workers' compensation, automobile liability and medical malpractice businesses of CNA. With national health care still the subject of intense debate, CNA advocates a responsible role for the insurance industry in any program that may be adopted. CNA believes the public is best served by a system that relies on the private sector's competence and competitiveness rather than on rigid, governmental dictates. CNA's ability to compete in this market will be increasingly dependent on its ability to control costs through managed care techniques, innovation, and quality customer-focused service in order to properly position CNA in the evolving health care environment.

                                      (17)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

     CNA also is pursuing opportunities in new marketing areas, expanding our alternative marketing capabilities, and working with partners in strategic alliances whose business focus complements our own. One indication of the broader marketing approach is the recent consolidation of CNA's reinsurance operations under a single, cohesive management group. CNA believes this move positions us more favorably for growth and leadership in the international reinsurance marketplace.

     Of all CNA's priorities, preserving a strong financial foundation remains among the highest. During the first quarter, CNA continued to implement a number of initiatives to improve productivity, efficiency, and competitiveness with emphasis on adding value in serving our customers.
These actions include authorizing more decision-making at lower levels to speed response time and heighten quality service; increasing management accountability and customer orientation through Strategic Business Units and substantially expanding the use of personal computer-based automation tools. CNA is working closely with policyholders to reduce claim costs through integrated processes that enable commercial insureds to control their total loss costs and through stepped-up fraud prevention activities. Other areas of emphasis include providing professional services to self-insured accounts and other alternative markets; continuing medical and workers' compensation cost management programs; and reinforcing business partnerships with independent agents who represent us and equipping them with new or upgraded products tailored to specific customer needs.

     CNA also continues to devote time and effort to legislative concerns in the interests of a more equitable and stable insurance marketing climate. CNA has enjoyed some success in enlisting support for workers' compensation reform in several states and opposing unnecessary restrictions on the insurance industry in others.

     As described in Note E to CNA's March 31, 1994 Notes to Consolidated Financial Statements, Casualty substantially eliminated a major source of financial uncertainty by reaching a Global Settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard Corporation (Fibreboard), a former asbestos manufacturer. The agreement, executed in December 1993, was reached with Fibreboard, Pacific Indemnity Company (Pacific) (a subsidiary of the Chubb Corporation) and a negotiating committee of asbestos claimant attorneys. The agreement calls for Casualty and Pacific to contribute an aggregate of $1.525 billion to an escrow account for a class of all future asbestos claimants. CNA funded its obligations under the escrow account with approximately $1.0 billion at the end of 1993.The escrow account is included in its short-term investment portfolio. CNA believes the reserves established pursuant to this agreement will be sufficient to cover all asbestos-related Fibreboard claims. While the Fibreboard agreement must receive court approval and meet other conditions, settlement of this litigation substantially reduces the uncertainty about CNA's exposure to future asbestos-related liabilities.

                                       (18)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

Property/Casualty Operations
- - ----------------------------

- - ----------------------------------------------------------------------------
 Property/Casualty Group
 Three Months Ended March 31                    1994           1993
 (In millions of dollars)
- - ----------------------------------------------------------------------------
  Operating Summary (excluding realized
     investment gains/losses):
   Revenues:
     Premiums:                               $ 1,624.9      $ 1,470.5
     Net investment income                       277.6          281.0
     Other                                        44.8           35.8
                                               -------        -------
                                               1,947.3        1,787.3
   Benefits and expenses                       2,024.5        1,840.5
                                               -------        -------
     Loss before income tax                      (77.2)         (53.2)
   Income tax benefit                             56.9           72.0
                                               -------        -------
     Net operating income (loss) (excluding
        realized investment gains/losses)    $   (20.3)     $    18.8
============================================================================

     Property/casualty revenues, excluding net realized investment gains/losses, increased 9.0% for the three months ended March 31, 1994 compared to the same period a year ago. Property/casualty earned premium increased $154 million, or 10.5% from the prior years comparable period. The increase was principally attributable to increases in new excess policies, and new business and higher renewal rates for medium-sized commercial accounts.

     Pretax operating losses excluding net realized investment gains/losses for the property/casualty insurance subsidiaries were $77.2 million for the first three months of 1994 compared to $53.2 million for the same period a year ago. Investment income decreased 1.2% for the three months ended
March 31, 1994 to $277.6 million compared with $281.0 million a year ago. Investment income decreased for the three months ended March 31, 1994, when compared to the first three months of 1993 primarily due to the change in portfolio mix due to a partial shift from long-term tax exempt bonds to shorter term taxable securities. Underwriting losses for the three months ended March 31, 1994, were $354.8 million, compared to $334.2 million for the same period in 1993. The first quarter 1994 statutory combined ratio was
119.9 compared with 121.1 for the same period in 1993.

     The net loss of CNA's property/casualty insurance subsidiaries,excluding net realized investment gains/losses, was $20.3 million for the first three months of 1994, compared to income of $18.8 million for the same period in 1993. Net realized investment losses for the first quarter of 1994 were $42.0 million, compared to net realized investment gains of $264.6 million in the first three months of 1993.

                                       (19)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued


Life Operations
- - ---------------

- - ---------------------------------------------------------------------------
 Life Group
 Three Months Ended March 31                    1994           1993
 (In millions of dollars)
- - ---------------------------------------------------------------------------
  Operating Summary (excluding realized
     investment gains/losses):
   Revenues:
     Premiums:                               $   687.8      $   618.2
     Net investment income                        69.4           66.3
     Other                                         9.2            9.8
                                               -------        -------
                                                 766.4          694.3
   Benefits and expenses                         743.1          676.6
                                               -------        -------
     Loss before income tax                       23.3           17.7
   Income tax benefit                             (8.2)          (6.4)
                                               -------        -------
     Net operating income (excluding
        realized investment gains/losses)    $    15.1      $    11.3
===========================================================================

     Life insurance revenues, excluding realized investment gains, were $766.4 million, up 10.4% for the three months ended March 31, 1994 compared to the same period a year ago. Life earned premium was $687.8 million, up 11.3% for the quarter with the primary growth in group and pension operations.
Life investment income increased 4.7% compared to the same period a year ago primarily due to a first quarter shift out of short-term investments described earlier.

      Pretax operating income for the life insurance subsidiaries, excluding net realized investment gains/losses, was $23.3 million for the first three months of 1994, compared to $17.7 million for the same period in 1993.
CNA's life insurance subsidiaries' net income excluding net realized investment gains/losses was $15.1 million for the first three months of 1994 compared to $11.3 million for the same period in 1993. Net realized investment losses for the first three months of 1994 were $19.2 million, compared to $18.3 million of net realized investment gains in the first three months of 1993.

INVESTMENTS:

- - -----------------------------------------------------------------------------------------------
 Summary of General Account Investments                         |               |
  at Market Value                                               |               |
                                                                |   Change in   |
                                        March 31    December 31 |   Unrealized  |   Realized
 (In millions of dollars)                  1994        1993     |  Gains(losses)| Gains(losses)
- - -----------------------------------------------------------------------------------------------
 Fixed income securities:                                       |               |
 U. S. Treasury securities and                                  |               |
   obligations of government                                    |               |
   agencies                              $ 9,988      $ 6,554   |      $ (197)  |    $ (139)
 Asset-backed securities                   2,127        2,547   |         (67)  |        12
 Tax exempt securities                     4,740        5,015   |        (147)  |        19
 Other                                     3,637        3,491   |        (101)  |        (3)
                                          ------       ------   |       ------  |     ------
    Total fixed income securities         20,492       17,607   |        (512)  |      (111)
Stocks                                       457          508   |         (20)  |        13
Other                                      7,684        7,248   |          16   |        (7)
                                          ------       ------   |       ------  |     ------
    Total investments                    $28,633      $25,363   |        (516)  |      (105)
                                          ======       ======   |               |
Participating policyholders' interest                           |          13   |        11
Income tax expense                                              |         184   |        33
                                                                |       ------  |     ------
    Net investment gains(losses)                                |      $ (319)  |    $  (61)
                                                                |       ======  |     ======
- - -----------------------------------------------------------------------------------------------

- - ----------------------------------------------------------------|
Short-term investments:                                         |
- - ----------------------------------------------------------------|
 Security repurchase collateral          $ 4,270      $   623   |
 Escrow                                      984          987   |
 Other                                     2,102        5,334   |
                                          ------       -------  |
    Total short-term investments         $ 7,356      $ 6,944   |
                                          ======       =======  |
- - -----------------------------------------------------------------

                                       (20)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

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

     In early 1994, CNA began to reposition its portfolios to slightly longer maturities. The repositioning of the portfolios was undertaken in order to improve future overall investment returns. As a result, both the Casualty and Life groups shifted out of their short-term portfolios into five and ten year government securities resulting in a decrease in short-term investments. Short-term investments (excluding investments relating to loaned securities) for the Casualty Group decreased from $5.1 billion at December 31, 1993 to $2.8 billion at March 31, 1994, while the Life Group's decreased from $1.2 billion at December 31, 1993 to $256.8 million at March 31, 1994. These actions were taken in a period of rising interest rates which resulted in realized losses in the investment portfolio.

     The components of the net realized investment gains (losses) are as follows:

- - ----------------------------------------------------------------------------
 Realized investment gains (losses)
 Three Months Ended March 31                1994         1993
 (In millions of dollars)
- - ----------------------------------------------------------------------------
  Bonds:
   U.S. Government                        $(138.5)      $ 31.1
   Tax exempt                                18.6        284.5
   Asset-backed                              12.3         51.6
   Taxable                                   (3.4)        33.4
                                            -----        -----
 Total bonds                               (111.0)       400.6
 Stocks                                      12.5         35.7
 Other                                       (7.2)         3.5
                                            -----        -----
   Realized investment gains (losses)
      reported in revenues                 (105.7)       439.8
 Participating policyholders' interest       11.3         (1.7)
 Income tax expense                          33.1       (149.0)
                                            -----        -----
   Net realized investment
       gains (losses)                     $ (61.3)      $289.1
============================================================================

     As of March 31, 1994, Casualty had sold approximately $12 billion of fixed income and equity securities since December 31, 1993, realizing pre-tax net losses of $65.0 million. Of the $12 billion of securities sold, approximately $8 billion and $2 billion, respectively, were from the U.S. Treasury and Government mortgage-backed bond portfolios.

     During the first three months of 1994, consolidated investments increased $3.3 billion to $28.6 billion. This increase is entirely due to a $3.6 billion increase in collateral related to securities sold under agreements to repurchase. The general account portfolio consists primarily of high quality marketable debt securities, approximately 97% of which are rated as investment grade. At March 31, 1994, tax-exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 17% and 11%, respectively, of the general account's total investment portfolio compared to 19% and 28%, respectively, at December 31, 1993. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim
payout patterns.   At March 31, 1994, the major component of the short-term

                                       (21)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

investment portfolio was approximately $2.3 billion of U.S. Treasury bills. Collateral for securities sold under repurchase agreements totaled $4.3 billion and were invested in high-grade commercial paper.

     As of March 31, 1994, the market value of CNA's general account investments in bonds and redeemable preferred stocks was $20.5 billion and was less than amortized cost by approximately $8 million. This compares to $504 million of net unrealized investment gains at December 31, 1993. The gross unrealized investment gains and losses for the fixed income securities portfolio at March 31, 1994, were $334 million and $342 million, respectively, compared to $564 million and $60 million, respectively, at December 31, 1993.

     Net unrealized investment losses on general account bonds at March 31, 1994 include net unrealized losses on high yield securities of $2 million, compared to net unrealized investment gains of $15 million at December 31, 1993. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $803 million at March 31, 1994, compared to $727 million at December 31, 1993.

     At March 31, 1994, total separate account cash and investments amounted to $6.0 billion with taxable debt securities representing approximately 96% of the separate accounts' portfolio. Approximately 87% of separate account investments are used to fund guaranteed investment contracts (GIC's) for which Continental Assurance Company guarantees principal and a specified return to the contractholders. The fair value of all fixed income securities in the GIC portfolio was $5.1 billion compared to $5.4 billion at December 31, 1993. At March 31, 1994, fair values exceeded the amortized costs by approximately $2 million. This compares to $148 million at December 31, 1993. The gross unrealized investment gains and losses for the GIC fixed income securities portfolio at March 31, 1994, were $98 million and $96 million, respectively.

     Carrying values of high yield securities in the GIC portfolio were $1.4 billion at March 31, 1994, compared to $1.1 billion December 31, 1993. Net unrealized investment losses on high yield securities held in such separate accounts were $9 million at March 31, 1994, compared to net unrealized investment gains of $56 million at December 31, 1993.

     High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of March 31, 1994, CNA's concentration in high yield bonds including separate accounts was approximately 4.8% of total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

     Included in CNA's fixed income securities at March 31, 1994 (general and GIC portfolios) are $3.7 billion of asset-backed securities, consisting of approximately 54% in collateralized mortgage obligations ("CMO's"), 10% in corporate asset-backed obligations, and 36% in U.S. Government issued pass-through certificates. The majority of CMO's held are U.S. Government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At March 31, 1994, the fair value of asset-backed securities was less than amortized cost by approximately $20 million compared to unrealized investment gains of $87 million at December 31, 1993. CNA limits the risks associated with interest rate fluctuations and

                                       (22)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

prepayment by concentrating its CMO investments in early planned amortization classes with wide bands and relatively short principal repayment windows.

     Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At March 31, 1994, 59% of the general account's debt securities portfolio was invested in U.S. Government securities, 20% in other AAA rated securities and 14% in AA and A rated securities. CNA's GIC fixed income portfolio is comprised of 23% U.S. Government securities, 15% other AAA rated securities and 22% in AA and A rated securities. These ratings are primarily from Standard & Poor's (95% of the general account portfolio and 93% of the GIC portfolio).

FINANCIAL CONDITION:

- - -----------------------------------------------------------------------
 Financial Position
 (In millions of dollars,                    March 31      December 31
 except per share data)                        1994           1993
- - -----------------------------------------------------------------------
 Assets                                     $45,345.9       $41,912.3
 Stockholders' Equity                         4,983.3         5,381.1
 Unrealized Net Appreciation Included
    in Stockholders' Equity                      41.4           360.0
 Book Value per Common Share                    78.21           84.65
- - -----------------------------------------------------------------------

     CNA's assets increased approximately $3.4 billion to $45.3 billion as of March 31, 1994. CNA's investment portfolio increased by $3.3 billion from December 31, 1993 to $28.6 billion. These increases were the result of security lending activity of $4.1 billion where CNA sells securities to brokers while agreeing to repurchase them at a future date.

     During the first three months of 1994, CNA's stockholders' equity decreased by $397.8 million, or 7.4%, to approximately $5.0 billion. The major component of this change was a $318.6 million decline in unrealized net appreciation, primarily related to changes in market values of debt securities. Debt security carrying values are highly susceptible to changes in interest rates and were adversely affected as a general rise in interest rates occurred in the first quarter of 1994. Interest rates have continued to rise throughout April resulting in additional unrealized investment losses in the bond portfolio, primarily relating to government securities.

     The statutory surplus of the property/casualty subsidiaries decreased 5.2% to approximately $3.4 billion. The decrease resulted from the aforementioned catastrophe losses and net realized investment losses. The statutory surplus of the life insurance subsidiaries remained at $1.0 billion.

LIQUIDITY AND CAPITAL RESOURCES:

     The liquidity requirements of CNA have been met primarily by funds generated from operations. The principal operating cash flow sources of CNA's property/casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

     For the first three months of 1994, CNA's operating activities generated net cash flows of $164 million, compared to $420 million for the same period in 1993. The decrease in cash flows is due primarily to a decline in tax recoveries to $12 million for the first three months of 1994, as compared to $245 million for the same period in 1993.

                                       (23)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-concluded

     Net cash flows are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold, and the tax attributes of the various types of marketable investments.

     CNA and the insurance industry are exposed to an unknown amount of liability for environmental pollution, primarily related to toxic waste site clean-up. Refer to Note E of Notes to Financial Statements for further discussion of environmental pollution exposures.


ACCOUNTING STANDARDS:

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan." This Statement addresses the accounting by creditors for impairment of certain loans. It is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities. The Statement requires that applicable loans be treated as impaired when it is probable that a creditor will be unable to collect all amounts (both principal and interest) contractually due. It requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Impairments may also be measured at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. In early 1994, the FASB began deliberating certain amendments to the Statement and an exposure draft was issued on March 31, 1994 which would simplify the Statement by allowing a creditor to use existing methods for recognizing interest income on impaired loans.This Statement applies to financial statements for fiscal years beginning after December 15, 1994. This Statement will not have a significant impact on CNA.

     In April 1994, the Financial Accounting Standards Board (FASB) issued an exposure draft on "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This proposed Statement would require expanded disclosures about derivative financial instruments-futures, forward, swap, or option contracts, or other financial instruments with similar characteristics. It would also amend certain existing requirements of SFAS 105 and SFAS 107. This proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 1994. If adopted, this Statement will not have a significant impact on CNA.

                                       (24)

                          CNA FINANCIAL CORPORATION

                          PART II OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a)  EXHIBITS:

                      Description of Exhibit                 Exhibit    Page
                      ----------------------                 Number    Number
                                                             -------   ------


(11)  Computation of Net Income per Common Share.              11.1      27


(b)  REPORTS ON FORM 8-K:

       There were no reports on Form 8-K for the three months ended March 31, 1994.


                                     (25)

                          CNA FINANCIAL CORPORATION

                    PART II OTHER INFORMATION - Concluded


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CNA FINANCIAL CORPORATION
                                            -------------------------

Date:  May 12, 1994                         By: PETER E. JOKIEL
       ------------                             ---------------------
                                                Peter E. Jokiel
                                                Senior Vice President and
                                                Chief Financial Officer
                                       (26)