Form 10-Q
period 1994-06-30
CNA FINANCIAL CORP
filed 1994-08-15
CIK 21175

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


For the Quarterly Period Ended June 30, 1994  Commission File Number 1-5823

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
Yes /X/  No...


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                       Outstanding at August 1, 1994
 -----------------------------            -------------------------------
 Common Stock, Par value $2.50                      61,797,856
===============================================================================
                            Page (1) of (28)

                                 CNA FINANCIAL CORPORATION

                                           INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
- - -------   ---------------------                                         --------
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEET
   JUNE 30, 1994 (Unaudited) and DECEMBER 31, 1993. . . . . . . . . . . .      3

 STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993. . . . . . .      4

 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (Unaudited)
   FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993. . . . . . . . . . . .      5

 STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
   FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993. . . . . . . . . . . .      6

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
   JUNE 30, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .     16


PART II.  OTHER INFORMATION
- - --------  -----------------
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .     26

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .     26

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27

EXHIBIT 11. COMPUTATION OF NET INCOME PER COMMON SHARE. . . . . . . . . .     28













                                       (2)

                                          CNA FINANCIAL CORPORATION

                                          CONSOLIDATED BALANCE SHEET

- - ------------------------------------------------------------------------------------------------------------
                                                                                    June 30      December 31
                                                                                      1994          1993
(In thousands of dollars)                                                         (Unaudited)
- - ------------------------------------------------------------------------------------------------------------
Assets
  Investments:
    Fixed maturities available for sale (cost: $21,001,929 and $17,103,240) . . . . $20,622,572  $17,607,635
    Equity securities available for sale (cost: $546,974 and $432,738)  . . . . . .     587,658      508,249
    Mortgage loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      49,475       57,641
    Real estate (less accumulated depreciation: $3,357 and $3,532)  . . . . . . . .       3,137        3,963
    Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     175,418      174,006
    Other invested assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      96,314       67,891
    Short-term investments--Note B. . . . . . . . . . . . . . . . . . . . . . . . .   6,551,244    6,943,976
                                                                                     ----------   ----------
         Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28,085,818   25,363,361
    Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     123,482      129,631
    Insurance receivables:
      Reinsurance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,961,240    2,951,664
      Other insurance receivables . . . . . . . . . . . . . . . . . . . . . . . . .   3,937,413    3,657,048
      Less allowance for doubtful accounts. . . . . . . . . . . . . . . . . . . . .    (122,324)    (117,324)
    Deferred acquisition costs  . . . . . . . . . . . . . . . . . . . . . . . . . .   1,033,698      985,383
    Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . . . . .     372,796      245,880
    Receivables for securities sold . . . . . . . . . . . . . . . . . . . . . . . .     496,142      387,477
    Federal income taxes recoverable (includes $138,294 and $71,774 due from Loews)     145,357
78,512
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,389,370    1,029,657
    Property and equipment at cost (less accumulated depreciation: $242,286 and
     $219,417)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     242,250      221,507
    Prepaid reinsurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . .     182,596      167,292
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     329,549      271,639
    Separate Account business . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,843,256    6,540,557
- - ------------------------------------------------------------------------------------------------------------
         Total assets                                                               $45,020,643  $41,912,284
================================================================================
============================

                                          CNA FINANCIAL CORPORATION

                                    CONSOLIDATED BALANCE SHEET-continued

Liabilities and Stockholders Equity
Liabilities:
    Insurance reserves:
     Claim and claim expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . $22,092,227  $21,670,202
     Future policy benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,870,910    2,753,591
     Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,823,315    2,556,015
     Policyholders' funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     483,099      478,616
    Participating policyholders' equity . . . . . . . . . . . . . . . . . . . . . .      99,784      141,501
    Securities sold under repurchase agreements . . . . . . . . . . . . . . . . . .   3,735,463      613,250
    Payables for securities purchased . . . . . . . . . . . . . . . . . . . . . . .     516,946       40,070
    Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,000        2,000
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     911,353      913,279
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     929,768      822,126
    Separate Account business . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,843,256    6,540,557
                                                                                     ----------   ----------
         Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40,308,121   36,531,207
                                                                                     ----------   ----------
Commitments and contingent liabilities - Note E:
Stockholders' equity:
    Common stock ($2.50 par value; Authorized - 200,000,000 shares;
     Issued - 61,841,969 shares). . . . . . . . . . . . . . . . . . . . . . . . . .     154,605      154,605
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     150,000      150,000
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .     434,692      434,692
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,167,510    4,284,293
    Net unrealized investment gains (losses). . . . . . . . . . . . . . . . . . . .    (191,769)     360,003
    Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,516)      (2,516)
                                                                                     ----------   ----------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .   4,712,522    5,381,077
- - ------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                 $45,020,643  $41,912,284
================================================================================
============================

                See accompanying Notes to Consolidated Financial Statements.

                                       (3)

                                   CNA FINANCIAL CORPORATION

                               STATEMENT OF CONSOLIDATED OPERATIONS
                                           (Unaudited)

- - ---------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                      Second Quarter                Six Months
(In thousands of dollars, except per share data)        1994          1993          1994          1993
- - ---------------------------------------------------------------------------------------------------------
Revenues:
 Premiums .........................................  $2,366,909    $2,116,694    $4,675,830    $4,201,504
 Net investment income ............................     384,119       328,826       730,419       675,064
 Realized investment gains (losses) ...............     (76,287)      140,247      (182,002)      580,029
 Other.............................................      56,294        42,384       111,247        89,100
                                                      ---------     ---------     ---------     ---------
                                                      2,731,035     2,628,151     5,335,494     5,545,697
                                                      ---------     ---------     ---------     ---------
Benefits and expenses:
 Insurance claims and policyholders' benefits .....   2,180,553     1,994,209     4,301,731     3,954,896
 Amortization of deferred acquisition costs........     337,713       291,441       661,603       567,003
 Other operating expenses..........................     286,433       286,278       594,405       564,596
 Interest expense..................................      17,641         9,117        35,254        18,242
                                                      ---------     ---------     ---------     ---------
                                                      2,822,340     2,581,045     5,592,993     5,104,737
                                                      ---------     ---------     ---------     ---------
    Income (loss) before income tax................     (91,305)       47,106      (257,499)      440,960
Income tax benefit (expense).......................      55,047        27,697       143,188       (52,575)
- - ---------------------------------------------------------------------------------------------------------
    NET INCOME (LOSS)                                $  (36,258)   $   74,803    $ (114,311)   $  388,385
================================================================================
=========================
EARNINGS PER SHARE

Net income (loss)..................................  $     (.61)   $     1.19    $    (1.89)   $     6.25
                                                      =========     =========     =========     =========

Weighted average outstanding shares of
 common stock (in thousands of shares).............      61,798        61,798        61,798        61,798
================================================================================
=========================

                 See accompanying Notes to Consolidated Financial Statements.

                                       (4)

                                   CNA FINANCIAL CORPORATION

                          STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                           (Unaudited)

- - --------------------------------------------------------------------------------------------
Six Months Ended June 30, 1994 and 1993
                                                                        Net
                                                                     Unrealized
                                             Additional              Investment
                                  Capital     Paid-in    Retained      Gains
(In thousands of dollars)          Stock      Capital    Earnings     (Losses)       Total
- - --------------------------------------------------------------------------------------------
Balance, December 31, 1992.....   $302,089   $434,692   $4,020,743   $  31,673    $4,789,197
  Net income...................       -          -         388,385        -          388,385
  Unrealized investment gains..       -          -            -          3,020         3,020
  Preferred dividends..........       -          -          (2,055)       -           (2,055)
- - --------------------------------------------------------------------------------------------
Balance, June 30, 1993            $302,089   $434,692   $4,407,073   $  34,693    $5,178,547
================================================================================
============
Balance, December 31, 1993.....   $302,089   $434,692   $4,284,293   $ 360,003    $5,381,077
  Net loss.....................       -          -        (114,311)       -         (114,311)
  Unrealized investment losses.       -          -            -       (551,772)     (551,772)
  Preferred dividends..........       -          -          (2,472)       -           (2,472)
- - --------------------------------------------------------------------------------------------
Balance, June 30, 1994            $302,089   $434,692   $4,167,510   $(191,769)   $4,712,522
================================================================================
============

              See accompanying Notes to Consolidated Financial Statements.

                                       (5)

                                   CNA FINANCIAL CORPORATION

                               STATEMENT OF CONSOLIDATED CASH FLOWS
                                          (Unaudited)

- - -------------------------------------------------------------------------------------
Six Months Ended June 30                                          1994          1993
(In thousands of dollars)
- - -------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)......................................   $  (114,311)  $   388,385
                                                            ------------  -----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Pretax realized (gains) losses.......................       182,002      (580,029)
    Participating policyholders' interest................       (10,195)         (833)
    Amortization of bond discount........................       (36,661)      (49,044)
    Depreciation.........................................        30,000        21,688
    Changes in:
       Other insurance receivables.......................      (275,365)      (87,159)
       Reinsurance receivables...........................        (9,576)       59,756
       Prepaid reinsurance premiums......................       (15,304)       (1,550)
       Deferred acquisition costs........................       (48,315)      (70,050)
       Accrued investment income.........................      (126,916)       45,805
       Insurance reserves................................       806,290       512,180
       Federal income taxes..............................       (66,845)      228,598
       Deferred income taxes.............................       (37,876)       (5,236)
       Reinsurance payables..............................         1,395       120,746
       Other liabilities.................................       107,791       169,606
       Other, net........................................       (56,453)      (41,776)
                                                            ------------  -----------
               Total adjustments.........................       443,972       322,702
                                                            ------------  -----------
               Net cash provided by operating activities.       329,661       711,087
                                                            ------------  -----------
Cash flows from investing activities:
  Purchases of fixed maturities..........................   (25,758,628)  (17,583,156)
  Proceeds from fixed maturities:
    Sales................................................    18,864,859    18,598,308
    Maturities, calls and redemptions....................     3,156,553     1,140,155
  Purchases of equity securities.........................      (418,971)     (455,812)
  Proceeds from sale of equity securities................       303,277       485,145
  Change in short-term investments.......................       453,203    (2,418,247)
  Purchases of property and equipment....................       (51,582)      (26,693)
  Change in securities sold under repurchase agreements..     3,122,213      (510,862)
  Change in other investments............................        (7,832)       20,392
  Other, net.............................................           942        (2,458)
                                                            ------------  -----------
               Net cash used in investing activities.....      (335,966)     (753,228)
                                                            ------------  -----------

                                   CNA FINANCIAL CORPORATION

                                          (Unaudited)

- - -------------------------------------------------------------------------------------
Six Months Ended June 30                                          1994          1993
(In thousands of dollars)
- - -------------------------------------------------------------------------------------
Cash flows from financing activities:
  Dividends paid to preferred shareholders...............        (2,357)       (2,139)
  Receipts from investment contracts credited to
    policyholder account balances........................        21,338        25,833
  Return of policyholder account balances on investment
    contracts............................................       (16,451)       (7,891)
  Principal payments on long-term debt...................        (2,597)         (445)
  Proceeds from issuance of long-term debt...............           223           300
                                                            -----------   -----------
               Net cash provided by financing
                activities...............................           156        15,658
                                                            -----------   -----------
               Net decrease in cash......................        (6,149)      (26,483)
Cash at beginning of period .............................       129,631        84,120
- - -------------------------------------------------------------------------------------
Cash at end of period                                       $   123,482   $    57,637
================================================================================
=====
Supplemental disclosures of cash flow information:
   Interest paid.........................................   $   (34,603)  $   (17,907)
   Federal income tax refunds received...................        44,872       178,316
================================================================================
=====

              See accompanying Notes to Consolidated Financial Statements.


                                       (6)

                          CNA FINANCIAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1994
                                 (Unaudited)


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

     The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in CNA's Annual Report to Shareholders (incorporated by reference in Form 10-K) for the year ended December 31, 1993, filed with the Commission on March 30, 1994, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed with the Commission on May 16, 1994, and the information shown below.

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

NOTE C.  New Accounting Standard:

     In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 112, "Employers' Accounting for Postemployment Benefits," which establishes accounting standards for employers who provide benefits to former employees after employment but before retirement. This Statement is effective beginning in 1994. CNA has been historically following the requirements of SFAS 112.

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


                                       (7)

                        CNA FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE D.  Reinsurance -(Continued):

     The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in Illinois (Continental Casualty Company's state of domicile), CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. At June 30, 1994, such collateral totaled approximately $162 million. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, at June 30, 1994, was approximately $432 million with Lloyd's of London. The recoverable from Lloyd's of London is dispersed among thousands of individual members who have unlimited liability, most of which are Illinois authorized reinsurers.

- - -------------------------------------------------------------------------------------------------------------
- - -
Written Premium
(In millions of dollars)            Direct  Assumed    Ceded     Net        Direct  Assumed    Ceded     Net
- - -------------------------------------------------------------------------------------------------------------
- - -

Six Months Ended June 30                          1994                                     1993
                                 -------------------------------------
- - ------------------------------------
 Long Duration Contracts          $  259.9     57.8     11.9     305.8       198.2     79.6     10.2
267.6
 Short Duration Contracts          4,075.8    728.0    314.0   4,489.8     3,696.1    631.0    251.9
4,075.2
                                   -------    -----    -----   -------     -------    -----    -----
- - -------
      Total                       $4,335.7    785.8    325.9   4,795.6     3,894.3    710.6    262.1
4,342.8
                                   =======    =====    =====   =======     =======    =====    =====
=======
Second Quarter Ended June 30                      1994                                     1993
                                 -------------------------------------
- - ------------------------------------
 Long Duration Contracts          $  139.2     31.0      6.4     163.8       100.6     46.8      5.6
141.8
 Short Duration Contracts          1,968.4    382.8    162.2   2,189.0     1,923.3    318.1    114.0
2,127.4
                                   -------    -----    -----   -------     -------    -----    -----
- - -------
      Total                       $2,107.6    413.8    168.6   2,352.8     2,023.9    364.9    119.6
2,269.2
                                   =======    =====    =====   =======     =======    =====    =====
=======
- - -------------------------------------------------------------------------------------------------------------
- - -

- - -------------------------------------------------------------------------------------------------------------
- - -
Earned Premium
(In millions of dollars)            Direct  Assumed    Ceded     Net        Direct  Assumed    Ceded     Net
- - -------------------------------------------------------------------------------------------------------------
- - -

Six Months Ended June 30                          1994                                    1993
                                 ------------------------------------
- - ------------------------------------
 Long Duration Contracts          $  223.2     57.8     11.9     269.1       167.1     76.6     10.2
233.5
 Short Duration Contracts          3,996.3    709.1    298.7   4,406.7     3,646.6    571.7    250.3
3,968.0
                                   -------    -----    -----   -------     -------    -----    -----
- - -------
      Total                       $4,219.5    766.9    310.6   4,675.8     3,813.7    648.3    260.5
4,201.5
                                   =======    =====    =====   =======     =======    =====    =====
=======
Second Quarter Ended June 30                      1994                                     1993
                                  ------------------------------------
- - -------------------------------------
 Long Duration Contracts          $  117.9     31.0      6.4     142.5        88.0     44.3      5.6
126.7
 Short Duration Contracts          1,991.7    368.4    135.7   2,224.4     1,748.8    353.6    112.4
1,990.0
                                   -------    -----    -----   -------     -------    -----    -----
- - -------
      Total                       $2,109.6    399.4    142.1   2,366.9     1,836.8    397.9    118.0
2,116.7
                                   =======    =====    =====   =======     =======    =====    =====
=======
- - -------------------------------------------------------------------------------------------------------------
- - -

     Insurance claims and policyholders' benefits are net of reinsurance recoveries of $259.8 million and $159.4 million for the six months ending June 30, 1994 and 1993, respectively.

                                       (8)

                        CNA FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E.  Legal Proceedings and Contingent Liabilities:

     The following information updates legal proceedings and contingent liabilities reported in Note J of the Notes to the Consolidated Financial Statements in the 1993 Annual Report to Shareholders and Form 10-Q for the first quarter ended March 31, 1994.

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

     On July 29, 1994 the United States District Court for the Eastern District of Texas preliminarily approved the Global Settlement agreement, and further ordered that a final fairness hearing be held on December 12, 1994, to determine whether to finally approve the Global Settlement agreement. CNA and other parties to the Global Settlement agreement will be initiating a comprehensive communication program in August 1994 to ensure that all potential claimants have notice of their rights and possible benefits under the Global Settlement.

Coverage Litigation

     Between 1928 and 1971, Fibreboard manufactured insulation products containing asbestos. Since the 1970's, thousands of claims have been filed against Fibreboard by individuals claiming bodily injury as a result of asbestos exposure.

     Continental insured Fibreboard under a comprehensive general liability policy between May 4, 1957 and March 15, 1959. Fibreboard disputed the coverage positions taken by its insurers and, in 1979, Fireman's Fund, another of Fibreboard's insurers, brought suit with respect to coverage for defense and indemnity costs. In January 1990, the San Francisco Superior Court (Judicial Council Coordination Proceeding 1072) rendered a decision against the insurers including Continental and Pacific Indemnity. The court held that the insurers owed a duty to defend and indemnify Fibreboard for certain of the asbestos-related bodily injury claims asserted against Fibreboard (in the case of Continental, for all claims involving exposure to Fibreboard's asbestos products if there was exposure to asbestos at any time prior to 1959 including years prior to 1957, regardless of when the claims were asserted or injuries manifested) and that the policies contained no aggregate limit of liability in relation to such claims. The judgment was appealed.
                                       (9)

                        CNA FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

                                      (10)

                        CNA FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

     Through June 30, 1994, Continental, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 127,500 claims, subject to resolution of the coverage issues, for a maximum settlement amount of approximately $1.48 billion. If neither the Global Settlement nor the Trilateral Agreement receive final court approval, Continental's obligation to pay under all settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, total approximately $695.6 million, of which $352.7 million was paid through June 30, 1994. Continental may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

     Continental will continue to pursue its appeals in respect of the coverage litigation and all other litigation involving Fibreboard if the Global Settlement or the Trilateral Agreement cannot be implemented.

Global Settlement

     On August 27, 1993, Continental, Pacific Indemnity, Fibreboard and a negotiating committee of asbestos claimant attorneys reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement was executed on December 23, 1993. The agreement calls for contribution by Continental and Pacific Indemnity of an aggregate of $1.525 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled on or before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. The Global Settlement is subject to court approval and possible appeals. As noted below, there is limited precedent with settlements which determine the rights of future claimants to seek relief.

                                      (11)

                        CNA FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

     In addition, Continental and Pacific Indemnity have entered into an agreement (the "Continental-Pacific Agreement") which sets forth the parties' agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies whether or not the Global Settlement or the Trilateral Agreement is approved. Under the Continental-Pacific Agreement, Continental and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1.525 billion plus expenses and interest accrued in escrow to be used to satisfy the claims of future claimants. If neither the Global Settlement nor the Trilateral Agreement is approved, Continental and Pacific Indemnity would share, in the same percentages, most but not all liabilities and costs of either insurer including, but not limited to, liabilities in respect of unsettled present claims and presently settled claims. If either the Trilateral Agreement or the Global Settlement is approved by the court, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635 million.

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

     There are inherent uncertainties in establishing a reserve for complex litigation of this type. Courts have tended to impose joint and several liability, and because the number of manufacturers who remain potentially liable for asbestos-related injuries has diminished on account of bankruptcies, as has the potential number of insurers due to operation of policy limits, the liability of the remaining defendants is difficult to estimate. Further, a recent trend by courts to consolidate like cases into mass tort trials limits the discovery ability of insurers, generally does not allow for individual claim adjudication, restricts the identification of appropriate allocation methods and thereby results in an increasing likelihood for fraud

                                      (12)

                        CNA FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

and disproportionate and potentially excessive judgments. Additionally, management believes that recent court decisions would appear to be based on social or other considerations irrespective of the facts and legal issues involved.

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

     Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed in respect of periods after 1959. As indicated above, Continental, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 127,500 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Continental is not a party.

     Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiff counsel in August 1993, the expected settlement for approximately 49,500 claims for exposure to asbestos prior to 1959 is currently averaging approximately $12,900 per claim for claims processed through June 30, 1994. Based on reports by Fibreboard, since September 1988, Fibreboard resolved approximately 40,000 claims, approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Continental. Continental intervened and settled these claims for approximately $77,000 on average, with a portion of the payment contingent on approval of the Global Settlement or the Trilateral Agreement, and if neither is approved, subject to resolution of the coverage appeal.

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

     Under federal regulation, the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") governs the clean-up and restoration of abandoned toxic waste sites and formalizes the concept of legal liability for clean-up and restoration by "Potentially Responsible Parties" ("PRP's"). Superfund establishes a mechanism to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency. On the other hand, the Congressional Budget Office is estimating that there will be 4,500 National Priority List sites, and other estimates project as many as 30,000 sites will require clean-up. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established.

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

     Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the exposure to CNA for environmental pollution claims cannot be meaningfully quantified. CNA identified reserves only for reported environmental pollution claims. In 1993, CNA allocated approximately $340 million of claim and claim expense reserves for unreported environmental pollution claims in addition to the $94 million of reserves recorded for reported claims. At June 30, 1994, reserves for reported and unreported claims were $98 million and $335 million, respectively. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to later adjustment based on new data.
                                      (14)

                        CNA FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded

     The number of claims filed for environmental pollution coverage continues to increase. Approximately 1,125 claims were reported in the first six months of 1994 and approximately 20,300 claims have been reported to date. Pending claims totaled approximately 10,600 at both June 30, 1994 and December 31, 1993. Approximately 9,700 claims were closed through June 30, 1994, of which approximately 8,700 claims were settled without payment, except for claim expenses of $24 million. Settlements for the remaining
1,000 claims totaled $113 million, plus claim expenses of $27 million.
Reserve development for environmental claims totaled $54 million and $38 million for the six months ended June 30, 1994 and 1993. The results of operations in future years may continue to be adversely affected by environmental pollution claims and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

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


                                      (15)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto found on pages 3 to 15, which contain additional information helpful in evaluating operating results and financial condition.

Results of Operations:

     The following chart summarizes key components of operating results for the second quarter and six months ended June 30, 1994 and 1993.

- - ----------------------------------------------------------------------------------------------------------
 Period Ended June 30                               Second Quarter                     Six Months
 (In millions of dollars)                       1994             1993             1994             1993
- - ----------------------------------------------------------------------------------------------------------
 Operating Summary (excluding
 realized investment gains/losses):
 Revenues:
   Premiums:
     Property/Casualty                         $1,703.0         $1,537.2         $3,327.9         $3,007.7
     Life                                         663.9            579.5          1,347.9          1,193.8
                                                -------          -------          -------          -------
                                                2,366.9          2,116.7          4,675.8          4,201.5
   Net investment income                          384.1            328.8            730.4            675.1
   Other                                           56.3             42.4            111.3             89.1
                                                -------          -------          -------          -------
                                                2,807.3          2,487.9          5,517.5          4,965.7
 Benefits and expenses                          2,821.9          2,575.5          5,603.9          5,097.5
                                                -------          -------          -------          -------
   Operating loss before income tax               (14.6)           (87.6)           (86.4)          (131.8)
Income tax benefit                                 32.3             74.9             87.3            143.6
                                                -------          -------          -------          -------
  Net operating income (loss)                  $   17.7         $  (12.7)        $    0.9         $   11.8
                                                =======          =======          =======          =======

- - ----------------------------------------------------------------------------------------------------------
 Period Ended June 30                               Second Quarter                     Six Months
 (In millions of dollars)                       1994             1993             1994             1993
- - ----------------------------------------------------------------------------------------------------------
 Supplemental Financial Data:
 Net operating income (loss) by group:
   Property/Casualty                           $    7.3         $  (18.2)        $  (13.0)        $    0.6
   Life                                            22.3             12.7             37.4             24.0
   Other                                          (11.9)            (7.2)           (23.5)           (12.8)
                                                -------          -------          -------          -------
                                                   17.7            (12.7)             0.9             11.8
                                                -------          -------          -------          -------
 Net realized investment gains (losses)
  by group:
   Property/Casualty                              (40.9)            64.1            (82.9)           328.7
   Life                                           (11.6)            23.5            (30.8)            41.8
   Other                                           (1.4)            (0.1)            (1.5)             6.1
                                                -------          -------          -------          -------
                                                  (53.9)            87.5           (115.2)           376.6
                                                -------          -------          -------          -------
 Net income (loss) by group:
   Property/Casualty                              (33.6)            45.9            (95.9)           329.3
   Life                                            10.7             36.2              6.6             65.8
   Other                                          (13.3)            (7.3)           (25.0)            (6.7)
                                                -------          -------          -------          -------
                                               $  (36.2)        $   74.8         $ (114.3)        $  388.4
================================================================================
==========================

Overview
- - --------
     Consolidated revenues were $5.3 billion for the first half of 1994, compared to revenues of $5.5 billion for the same period in 1993. For the second quarter of 1994, consolidated revenues were $2.7 billion, compared to $2.6 billion for the comparable quarter in 1993.

      Consolidated revenues, excluding realized investment losses, were up
11.1 percent to $5.52 billion in the first half compared to $4.97 billion for the first six months of 1993. For the second quarter of 1994 consolidated revenues were up 12.8 percent to $2.81 billion compared to $2.49 billion for the second quarter of 1993.

     CNA incurred a net loss of $114.3 million, or $1.89 per share, for the first six months of 1994, compared to net income of $388.4 million, or $6.25 per share, for the first six months of 1993.

                                      (16)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

     Net operating income for the first six months of 1994, excluding net realized investment losses, was $0.9 million, or a loss of $.02 per share, after preferred dividends of $2.5 million, compared to net operating income of $11.8 million, or $.16 per share, for the first six months of 1993. CNA incurred pre-tax catastrophe losses of approximately $166 million in the first half of 1994 compared to $45 million in the first six months of 1993. The catastrophe claims stem principally from the California earthquake and severe winter storms throughout the northeastern part of the United States.

     Net realized investment losses for the first half of 1994 were $115.2 million, or $1.87 per share, compared to net realized investment gains for the first half of 1993 of $376.6 million, or $6.09 per share. Net realized investment losses for the second quarter of 1994 amounted to $53.9 million, or $.88 per share, compared to net realized investment gains of $87.5 million, or $1.41 per share, for the comparable quarter in 1993. The realized investment losses are principally the result of repositioning the portfolios to longer maturities, primarily in government bonds, in order to improve future overall investment returns. In the first quarter of 1993, CNA realigned its portfolio which resulted in realized gains in its investment portfolio that increased Continental Casualty Company's (Casualty) surplus. This realignment also reduced the concentration of tax-exempt securities to more quickly utilize the alternative minimum tax credit carryforward generated in 1992. (See also the discussion under "Investments" herein.)

     CNA's total income tax benefit for the six months ended June 30, 1994 amounted to $143.2 million compared to an expense of $52.6 million for the same period in 1993. CNA's income tax benefit excluding realized investment gains/losses amounted to $87.3 million for the six months ended June 30, 1994, compared to $143.6 million in the first half of 1993. The income tax benefit on realized investment losses for the first half of 1994, totaled $55.9 million compared with an income tax expense of $196.2 million for the same period a year ago.

     The factors that depressed earnings last year in much of the insurance industry did not change significantly in the first half of 1994. These include the prolonged soft market in commercial property/casualty lines and a lower interest rate environment.

     The U.S. property/casualty industry had a net after-tax loss of $1.2 billion in the first quarter of 1994, primarily because of record-breaking catastrophe losses estimated at $6.5 billion. In spite of these losses, there have not been substantial increases in rates, except in certain geographic regions and lines of property insurance. In addition, complex and costly litigation has been continuing, fueled by the tendency of the courts to interpret insurance contracts beyond their stated intent.

     On a more positive note, the workers' compensation environment has improved in some states, largely because of reform legislation that CNA actively supported. In life insurance, pricing has become more disciplined, particularly in setting rates for interest-sensitive products. Considerable uncertainty surrounds the health insurance marketplace because of legislative proposals for national health care reform. Still, the upward spiral in health care costs has diminished in the past 18 months, largely through the efforts of insurers and employers.

     In this challenging environment, CNA remains among the strongest and most competitive multiline organizations in the insurance industry. During the first half of 1994, CNA took action on many fronts to become even more competitive in our various businesses.

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

     Net operating income for the life group increased, although negatively affected by intense competition and high health care costs which have resulted in a continued market shift away from traditional indemnity forms of health coverage toward managed care products. The Federal Government's initiative to control health care costs and provide universal access to quality health care may impact both individual and group accident and health, workers' compensation, automobile liability and medical malpractice businesses of CNA. With national health care still the subject of intense debate, CNA advocates a responsible role for the insurance industry in any program that may be adopted. CNA believes the public is best served by a system that relies on the private sector's competence and competitiveness rather than on rigid, governmental dictates. CNA's ability to compete in this market will be increasingly dependent on its ability to control costs through managed care techniques, innovation, and quality customer-focused service in order to properly position CNA in the evolving health care environment.

     Each of CNA's strategic business units are increasing management accountability and sharpening the focus on the customer. Greater authority and accountability for employees at all levels is improving productivity and responsiveness to agents, insureds and claimants. CNA has also begun to re-engineer many business processes, and continues to invest in new automation tools and training.

     In addition to these company wide initiatives, CNA is moving forward with actions to improve its position in existing businesses and increase the long-term value of its total operation. CNA also is pursuing opportunities in new marketing areas, expanding alternative marketing capabilities, and working with partners in strategic alliances whose business focus complements our own.

     CNA continues to emphasize strong business relationships with its independent agents and brokers. CNA's preferred agent programs and agency-company advisory councils are integral to its marketing strategies.

     CNA is working closely with business insureds to help them reduce their claims costs, especially in the workers' compensation area. Several pilot programs have demonstrated the success of this approach in significantly decreasing our customers' medical and disability loss costs.

     CNA continues to develop alternative market strategies in response to interest among large commercial insureds in purchasing loss control and claims services unbundled from the insurance contract. Product and processing improvements for personal lines will help the Company respond more flexibly to the needs of its customers. In addition, new service teams are enhancing satisfaction among agents and insureds with our policy and claims service.

     The Company is pursuing new opportunities in professional liability, managed care liability, environmental remediation, financial institution insurance, catastrophe reinsurance and excess workers' compensation insurance. CNA's financial strength, expertise and reputation for stability add up to a solid competitive advantage in these more specialized lines of property/casualty insurance.

                                      (18)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

     A new Life Operations Department was formed to increase CNA's presence and profitability in the individual life and health marketplace. The distribution organization was restructured to sharpen its competitive edge, widen the network, and reduce operating costs.

     As described in Note E in the Notes to Consolidated Financial Statements, Casualty has greatly reduced a major source of financial uncertainty by reaching a Global Settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard Corporation (Fibreboard), a former asbestos manufacturer. The agreement, executed in December 1993, was reached with Fibreboard, Pacific Indemnity Company (Pacific) (a subsidiary of the Chubb Corporation) and a negotiating committee of asbestos claimant attorneys. The agreement calls for Casualty and Pacific to contribute an aggregate of $1.525 billion to a trust fund for a class of all future asbestos claimants. CNA funded its obligations under the agreement by depositing approximately $1.0 billion into an escrow account at the end of 1993. The escrow account is included in the short-term investment portfolio. CNA believes the reserves established pursuant to this agreement will be sufficient to cover all asbestos-related Fibreboard claims. While the Fibreboard agreement must receive court approval and meet other conditions, settlement of this litigation substantially reduces the uncertainty about CNA's exposure to future asbestos-related liabilities. On July 29, 1994 the United States District Court for the Eastern District of Texas preliminarily approved the Global Settlement agreement, and further ordered that a final fairness hearing be held on December 12, 1994, to determine whether to finally approve the Global Settlement agreement. CNA and other parties to the Global Settlement agreement will be initiating a comprehensive communication program in August 1994 to ensure that all potential claimants have notice of their rights and possible benefits under the Global Settlement.

Property/Casualty Operations
- - ----------------------------

- - ----------------------------------------------------------------------------------------------------
 Property/Casualty Group                        Second Quarter                   Six Months


 Period Ended June 30                         1994           1993           1994           1993
 (In millions of dollars)
- - ----------------------------------------------------------------------------------------------------
  Operating Summary (excluding realized
     investment gains/losses):
   Revenues:
     Premiums:                               $1,703.0       $1,537.2       $3,327.9       $3,007.7
     Net investment income                      304.2          262.7          581.8          543.7
     Other                                       42.7           34.1           87.5           69.9
                                              -------        -------        -------        -------
                                              2,049.9        1,834.0        3,997.2        3,621.3
   Benefits and expenses                      2,080.7        1,928.4        4,105.2        3,768.9
                                              -------        -------        -------        -------
     Operating loss before income tax           (30.8)         (94.4)        (108.0)        (147.6)
   Income tax benefit                            38.1           76.2           95.0          148.2
                                              -------        -------        -------        -------
     Net operating income (loss) (excluding
        realized investment gains/losses)    $    7.3       $  (18.2)      $  (13.0)      $    0.6
================================================================================
====================

     Property/casualty revenues, excluding net realized investment gains/losses, increased 10.4% and 11.8% for the six months and three months ended June 30, 1994, respectively, compared to the same periods a year ago. Property/casualty earned premium increased $320 million, or 10.6% and $166 million, or 10.8% from the prior years comparable periods. The increases were principally attributable to increases in commercial affiliation marketing, professional liability, and treaty reinsurance.

     Pretax operating losses excluding net realized investment gains/losses for the property/casualty insurance subsidiaries were $108.0 million and $30.8 million for the six and three months ended June 30, 1994 compared to $147.6 million and $94.4 million for the same periods a year ago.

                                      (19)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

Investment income increased 7.0% and 15.8% for the six and three months ended June 30, 1994 to $581.8 million and $304.2 million, respectively when compared with the comparable periods a year ago. Investment income increased primarily due to the change in portfolio mix from shorter term securities to longer maturities, primarily in government bonds mentioned previously. Underwriting losses for the six and three months ended June 30, 1994, were $689.8 million and $335.0 million compared to $691.3 million and $357.1 million for the same periods in 1993. The statutory combined ratio for the six and three months ended June 30, 1994, were 117.5 and 115.2, respectively, compared with 121.0 for the same periods in 1993. Catastrophe losses for the six and three months ended June 30, 1994, were $166 million and $66 million, respectively, compared with $45 million and $19 million for the respective periods in 1993.

     Net operating income of CNA's property/casualty insurance subsidiaries, which excludes net realized investment losses, was $7.3 million for the second quarter of 1994, compared to a loss of $18.2 million for the same period in 1993. Net realized investment losses for the second quarter of 1994 were $40.9 million, compared to net realized investment gains of $64.1 million in the second quarter of 1993.

     For the six months ended June 30, 1994, the property/casualty insurance subsidiaries incurred a net operating loss of $13.0 million compared to an operating profit of $0.6 million for the comparable period a year ago. Net realized investment losses for the first six months of 1994 were $82.9 million, compared to net realized investment gains of $328.7 million in the first six months of 1993.

Life Operations
- - ---------------

- - ------------------------------------------------------------------------------------------------------
 Life Group                                       Second Quarter                    Six Months
 Period Ended June 30                          1994            1993            1994            1993
 (In millions of dollars)
- - ------------------------------------------------------------------------------------------------------
 Operating Summary (excluding realized
     investment gains/losses):
   Revenues:
     Premiums:                                $668.7          $585.6          $1,356.5        $1,203.8
     Net investment income                      79.1            67.1             148.5           133.4
     Other                                      14.4             8.4              23.6            18.2
                                               -----           -----           -------         -------
                                               762.2           661.1           1,528.6         1,355.4
   Benefits and expenses                       727.9           643.6           1,471.0         1,320.2
                                               -----           -----           -------         -------
     Operating income before income tax         34.3            17.5              57.6            35.2
   Income tax expense                          (12.0)           (4.8)            (20.2)          (11.2)
                                               -----           -----           -------         -------
     Net operating income (excluding
        realized investment gains/losses)     $ 22.3          $ 12.7         $    37.4        $   24.0
================================================================================
======================

     Life insurance revenues, excluding realized investment losses, were $1,528.6 million and $762.2 million for the six and three months ended June 30, 1994, up 12.8% and 15.3% respectively, when compared to the same periods a year ago. Life earned premium was $1,356.5 million and $668.7 million, for the six and three months ended June 30, 1994, up 12.7% and 14.2%, respectively with the primary growth in group and pension operations. Life investment income increased 11.3% and 17.9% for the six and three months ended June 30, 1994, compared to the comparable periods a year ago primarily due to the first quarter shift out of short-term investments described earlier.

     Net operating income for the life insurance subsidiaries, excluding net realized investment gains/losses, was $37.4 million and $22.3 million for the six and three months of 1994, up 55.8% and 75.6%, respectively from the $24.0 million and $12.7 million earned for the same periods in 1993. Net realized investment losses for the first six months and second quarter of 1994 were $30.8 and $11.6 million, respectively, compared to net realized

                                      (20)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

investment gains of $41.8 million and $23.5 million recognized for the same periods in 1993.

INVESTMENTS:

- - -----------------------------------------------------------------------------------------------
 Summary of General Account Investments                         |               |
  at Market Value                                               |               |
                                                                |   Change in   |
                                         June 30    December 31 |   Unrealized  |   Realized
 (In millions of dollars)                  1994        1993     |  Gains(Losses)| Gains(Losses)
- - -----------------------------------------------------------------------------------------------
 Fixed income securities:                                       |               |
 U. S. Treasury securities and                                  |               |
   obligations of government                                    |               |
   agencies                              $10,388      $ 6,554   |      $ (446)  |    $ (145)
 Asset-backed securities                   2,413        2,547   |        (114)  |       (44)
 Tax exempt securities                     4,343        5,015   |        (168)  |        23
 Taxable                                   3,479        3,491   |        (156)  |       (40)
                                          ------       ------   |       ------  |     ------
    Total fixed income securities         20,623       17,607   |        (884)  |      (206)
Stocks                                       588          508   |         (35)  |        33
Short-term investments and other           6,875        7,248   |          14   |        (9)
                                          ------       ------   |       ------  |     ------
    Total investments                    $28,086      $25,363   |        (905)  |      (182)
                                          ======       ======   |               |
Participating policyholders' interest                           |          32   |        11
Income tax benefits                                             |         321   |        56
                                                                |       ------  |     ------
    Net investment losses                                       |      $ (552)  |    $ (115)
                                                                |       ======  |     ======
- - -----------------------------------------------------------------------------------------------

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

     In early 1994, CNA began to reposition its portfolios to longer maturities. The repositioning of the portfolios was undertaken in order to improve future overall investment returns. As a result, both the Casualty and Life Groups shifted out of their short-term portfolios into five and ten year government securities resulting in a decrease in short-term investments. Short-term investments (excluding investments relating to loaned securities) for the Casualty Group decreased from $5.1 billion at December 31, 1993 to $2.5 billion at June 30, 1994, while the Life Group decreased from $1.2 billion at December 31, 1993 to $195.7 million at June 30, 1994. These actions were taken in a period of rising interest rates which resulted in realized losses in the investment portfolio.

                                      (21)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

     The components of the net realized investment gains (losses) are as follows:

- - ------------------------------------------------------------------------------------
Realized Investment Gains (Losses)
Six Months Ended June 30
(In millions of dollars)                                         1994          1993
- - ------------------------------------------------------------------------------------
Bonds:
 U.S. Government                                                $(145.2)      $ 63.3
 Tax exempt                                                        23.1        305.5
 Asset-backed                                                     (44.4)        79.3
 Taxable                                                          (39.2)        74.8
                                                                 ------        -----
Total bonds                                                      (205.7)       522.9
Stocks                                                             32.7         50.6
Other                                                              (8.9)         6.5
                                                                 ------        -----
 Realized investment gains (losses) reported in revenues         (181.9)       580.0
Participating policyholders' interest                              10.9         (7.2)
Income tax benefit (expense)                                       55.8       (196.2)
                                                                 ------        -----
 Net realized investment gains (losses)                         $(115.2)      $376.6
================================================================================
====

     For the six months ending June 30, 1994, Casualty had sold approximately $19 billion of fixed income and equity securities, realizing pre-tax net losses of $131.2 million. Of the $19 billion of securities sold, approximately $11 billion and $5 billion, respectively, were from the U.S. Government and asset-backed bond portfolios.

- - ---------------------------------------------------------------------|
Short-term investments:                  June 30     December 31     |
                                          1994           1993        |
- - ---------------------------------------------------------------------|
Security repurchase collateral            $3,886         $  623      |
Escrow                                       993            987      |
Other                                      1,672          5,334      |
                                           -----          -----      |
  Total short-term investments            $6,551         $6,944      |
                                           =====          =====      |
- - ----------------------------------------------------------------------

     During the first six months of 1994, consolidated investments increased $2.7 billion to $28.1 billion. This increase is due to a $3.3 billion increase in collateral related to securities sold under agreements to repurchase.

     The general account portfolio consists primarily of high quality marketable debt securities, approximately 95% of which are rated as investment grade. At June 30, 1994, tax-exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 15% and 9%, respectively, of the general account's total investment portfolio compared to 19% and 28%, respectively, at December 31, 1993. At June 30, 1994, the major component of the short-term investment portfolio was approximately $1.7 billion of U.S. Treasury bills. Collateral for securities sold under repurchase agreements totaled $3.9 billion and were invested in high-grade commercial paper.

     As of June 30, 1994, the market value of CNA's general account investments in bonds and redeemable preferred stocks was $20.6 billion and was less than amortized cost by approximately $379 million. This compares to $504 million of net unrealized investment gains at December 31, 1993.
The unrealized losses are the result of a general increase in interest rates. For example, interest rates on U.S. government securities due in one year jumped 190 basis points while the rates on 5 year and 10 year U.S. government bonds rose 175 and 153 basis points, respectively, from year-end 1993 levels. The gross unrealized investment gains and losses for the fixed income securities portfolio at June 30, 1994, were $254 million and $633 million, respectively, compared to $564 million and $60 million, respectively, at December 31, 1993.

                                      (22)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

     Net unrealized investment losses on general account bonds at June 30, 1994 include net unrealized losses on high yield securities of $70 million, compared to net unrealized investment gains of $15 million at December 31, 1993. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Market values of high yield securities in the general account were $1.0 billion at June 30, 1994, compared to $727 million at December 31, 1993.

     At June 30, 1994, total Separate Account cash and investments amounted to $5.8 billion with taxable debt securities representing approximately 93% of the separate accounts' portfolio. Approximately 87% of Separate Account investments are used to fund guaranteed investment contracts (GIC's) for which Continental Assurance Company guarantees principal and a specified return to the contract holders. The market value of all fixed income securities in the GIC portfolio was $4.8 billion compared to $5.4 billion at December 31, 1993. At June 30, 1994, amortized cost exceeded market value by approximately $80 million. This compares with market value exceeding amortized cost by approximately $148 million at December 31, 1993. The gross unrealized investment gains and losses for the GIC fixed income securities portfolio at June 30, 1994, were $68 million and $148 million, respectively.

     Market values of high yield securities in the GIC portfolio were $1.3 billion at June 30, 1994, compared to $1.1 billion at December 31, 1993. Net unrealized investment losses on high yield securities held in such separate accounts were $52 million at June 30, 1994, compared to net unrealized investment gains of $56 million at December 31, 1993.

     High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of June 30, 1994, CNA's concentration in high yield bonds including separate accounts was approximately 5.1% of total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

     Included in CNA's fixed income securities at June 30, 1994 (general and GIC portfolios) are $4.0 billion of asset-backed securities, consisting of approximately 54% in collateralized mortgage obligations ("CMO's"), 15% in corporate asset-backed obligations, and 31% in U.S. Government agency issued pass-through certificates. The majority of CMO's held are U.S. Government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At June 30, 1994, the market value of asset-backed securities were less than amortized cost by approximately $124 million compared to unrealized investment gains of $87 million at December 31, 1993. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with wide bands and relatively short principal repayment windows.

     Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At June 30, 1994, 62% of the general account's debt securities portfolio was invested in U.S. Government securities, 19% in other AAA rated securities and 12% in AA and A rated securities. CNA's GIC fixed income portfolio is comprised of 22% U.S. Government securities, 17% other AAA rated securities and 20% in AA and A rated securities. These ratings are primarily from Standard & Poor's (95% of the general account portfolio and 94% of the GIC portfolio).

                                      (23)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

FINANCIAL CONDITION:

- - ----------------------------------------------------------------------------------------------------------------

 Financial Position                                                                       June 30    December 31
 (In millions of dollars, except per share data)                                           1994         1993
- - ----------------------------------------------------------------------------------------------------------------
 Assets                                                                                  $45,020.6     $41,912.3
 Stockholders' Equity                                                                      4,712.5       5,381.1
 Unrealized Net Appreciation (Depreciation) Included in Stockholders's Equity               (191.8)        360.0
 Book Value per Common Share                                                                 73.83         84.65
- - ----------------------------------------------------------------------------------------------------------------

     CNA's assets increased approximately $3.1 billion to $45.0 billion as of June 30, 1994. CNA's investment portfolio increased by $2.7 billion from December 31, 1993 to $28.7 billion at June 30, 1994. These increases were the result of security lending activity of $3.7 billion where CNA sells securities to brokers while agreeing to repurchase them at a future date.

     During the first six months of 1994, CNA's stockholders' equity decreased by $668.6 million, or 12.0%, to approximately $4.7 billion. The major component of this change was a $551.8 million decline in unrealized net appreciation, primarily related to changes in market values of debt securities. Debt security carrying values are highly susceptible to changes in interest rates and were adversely affected as a general rise in interest rates occurred in the first half of 1994.

     The statutory surplus of the property/casualty subsidiaries decreased 8.2% to approximately $3.3 billion. The decrease resulted from the aforementioned catastrophe losses and net realized investment losses. The statutory surplus of the life insurance subsidiaries remained at $1.0 billion.

Liquidity and Capital Resources:

     The liquidity requirements of CNA have been met primarily by funds generated from operations. The principal operating cash flow sources of CNA's property/casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

     For the first six months of 1994, CNA's operating activities generated net cash flows of $330 million, compared to $711 million for the same period in 1993. The decrease in cash flows is due primarily to Fibreboard claim payments, catastrophe claim payments, and a decline in tax recoveries. Net cash flows are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold, and the tax attributes of the various types of marketable investments.

     CNA and the insurance industry are exposed to an unknown amount of liability for environmental pollution, primarily related to toxic waste site clean-up. Refer to Note E of Notes to Consolidated Financial Statements for further discussion of environmental pollution exposures.

Accounting Standards:

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan." This Statement applies to financial statements for fiscal years beginning after December 15, 1994. This Statement will not have a significant impact on CNA.

                                      (24)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-concluded

     In April 1994, the FASB issued an exposure draft on "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This proposed Statement would require expanded disclosures about derivative financial instruments-futures, forward, swap, or option contracts, or other financial instruments with similar characteristics. This proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 1994. If adopted, this Statement will not have a significant impact on CNA.


                                      (25)

                          CNA FINANCIAL CORPORATION

                          PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Set forth below is information relating to the 1994 Annual Meeting of Shareholders of CNA Financial Corporation.

The annual meeting was called to order at 11:00 A.M., May 4, 1994. Represented at the meeting, in person or by proxy, were 60,233,926 shares, approximately 97.5% of the issued and outstanding shares entitled to vote.

The following business was transacted:

Election of Directors
- - ---------------------
Over 99% of the votes cast for directors were votes for the election of the following directors. The number of votes cast FOR and WITHHELD with respect to each director were as follows:

                                       Votes For         Votes Withheld
                                       ---------         --------------
     Antoinette Cook Bush              60,024,171          209,755
     Dennis H. Chookaszian             60,024,855          209,071
     Phillip L. Engel                  60,020,924          213,002
     Robert P. Gwinn                   60,024,601          209,325
     Edward J. Noha                    60,024,855          209,071
     Richard L. Thomas                 60,024,855          209,071
     James S. Tisch                    60,020,940          212,986
     Laurence A. Tisch                 60,024,827          209,099
     Preston R. Tisch                  60,020,939          212,987
     Marvin Zonis                      60,024,824          209,102

Ratification of the Appointment of Independent Certified Public Accountants
- - ---------------------------------------------------------------------------
The appointment of Deloitte & Touche as independent public auditors for the Company was ratified by a vote of 60,231,416 shares or 99.99% of the shares voting. 1,266 shares or approximately .002% of the shares voting, were cast against, and 1,244 shares, or approximately .002% of the shares voting, abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)  EXHIBITS:

                      Description of Exhibit                 Exhibit    Page
                      ----------------------                 Number    Number
                                                             -------   ------

(11)  Computation of Net Income per Common Share.              11.1      28


(b)  REPORTS ON FORM 8-K:

   There were no reports on Form 8-K for the three months ended June 30, 1994.

                                      (26)

                          CNA FINANCIAL CORPORATION

                    PART II OTHER INFORMATION - Concluded


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CNA FINANCIAL CORPORATION
                                            -------------------------

Date:  August 12, 1994                      By: PETER E. JOKIEL
       ---------------                          ---------------------
                                                Peter E. Jokiel
                                                Senior Vice President and
                                                Chief Financial Officer
                                      (27)