Form 10-Q
period 1994-09-30
CNA FINANCIAL CORP
filed 1994-11-14
CIK 21175

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


For the Quarterly Period Ended September 30, 1994  Commission File Number 1-5823

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


              Class                       Outstanding at November 1, 1994
 -----------------------------            -------------------------------
 Common Stock, Par value $2.50                      61,797,856
===============================================================================
                            Page (1) of (28)

                                 CNA FINANCIAL CORPORATION

                                           INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
- -------   ---------------------                                         --------
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEET
   SEPTEMBER 30, 1994 (Unaudited) and DECEMBER 31, 1993. . . . . . . . .       3

 STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993 . . .       4

 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (Unaudited)
   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993 . . . . . . . .       5

 STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993. .. . . . . . .       6

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
   SEPTEMBER 30, 1994. . . . . . . . . . . . . . . . . . . . . . . . . .       7

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .     16


PART II.  OTHER INFORMATION
- --------  -----------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .     26

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27

EXHIBIT 11.1. COMPUTATION OF NET INCOME PER COMMON SHARE. . . . . . . . .     28













                                       (2)

                                          CNA FINANCIAL CORPORATION

                                          CONSOLIDATED BALANCE SHEET

- ------------------------------------------------------------------------------------------------------------
                                                                                   September 30  December 31
                                                                                       1994         1993
(In thousands of dollars)                                                           (Unaudited)
- ------------------------------------------------------------------------------------------------------------
Assets
  Investments:
    Fixed maturities available for sale (cost: $21,777,466 and $17,103,240) . . . . $21,191,325  $17,607,635
    Equity securities available for sale (cost: $609,308 and $432,738)  . . . . . .     658,968      508,249
    Mortgage loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      47,662       57,641
    Real estate (less accumulated depreciation: $3,398 and $3,532)  . . . . . . . .       3,097        3,963
    Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     174,808      174,006
    Other invested assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     103,501       67,891
    Short-term investments--Note B. . . . . . . . . . . . . . . . . . . . . . . . .   5,851,006    6,943,976
                                                                                     ----------   ----------
         Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28,030,367   25,363,361
    Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     128,440      129,631
    Insurance receivables:
      Reinsurance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,089,669    2,951,664
      Other insurance receivables . . . . . . . . . . . . . . . . . . . . . . . . .   3,864,826    3,657,048
      Less allowance for doubtful accounts. . . . . . . . . . . . . . . . . . . . .    (122,432)    (117,324)
    Deferred acquisition costs  . . . . . . . . . . . . . . . . . . . . . . . . . .   1,031,230      985,383
    Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . . . . .     258,891      245,880
    Receivables for securities sold . . . . . . . . . . . . . . . . . . . . . . . .     200,685      387,477
    Federal income taxes recoverable (includes $116,919 and $71,774 due from Loews)     125,048       78,512
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,485,511    1,029,657
    Property and equipment at cost (less accumulated depreciation: $256,605 and
     $219,417)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     259,557      221,507
    Prepaid reinsurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . .     172,363      167,292
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     340,231      271,639
    Separate Account business . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,956,818    6,540,557
- ------------------------------------------------------------------------------------------------------------
         Total assets                                                               $44,821,204  $41,912,284
============================================================================================================

                                          CNA FINANCIAL CORPORATION

                                    CONSOLIDATED BALANCE SHEET-continued

Liabilities and Stockholders Equity
Liabilities:
    Insurance reserves:
     Claim and claim expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . $22,519,606  $21,670,202
     Future policy benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,950,367    2,753,591
     Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,803,166    2,556,015
     Policyholders' funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     498,716      478,616
    Participating policyholders' equity . . . . . . . . . . . . . . . . . . . . . .      93,195      141,501
    Securities sold under repurchase agreements . . . . . . . . . . . . . . . . . .   3,391,355      613,250
    Payables for securities purchased . . . . . . . . . . . . . . . . . . . . . . .     325,505       40,070
    Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,000        2,000
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     911,314      913,279
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     727,824      822,126
    Separate Account business . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,956,818    6,540,557
                                                                                     ----------   ----------
         Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40,179,866   36,531,207
                                                                                     ----------   ----------
Commitments and contingent liabilities
Stockholders' equity:
    Common stock ($2.50 par value; Authorized - 200,000,000 shares;
     Issued - 61,841,969 shares). . . . . . . . . . . . . . . . . . . . . . . . . .     154,605      154,605
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     150,000      150,000
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .     434,692      434,692
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,221,381    4,284,293
    Net unrealized investment gains (losses). . . . . . . . . . . . . . . . . . . .    (316,824)     360,003
    Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,516)      (2,516)
                                                                                     ----------   ----------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .   4,641,338    5,381,077
- ------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                 $44,821,204  $41,912,284
============================================================================================================

                See accompanying Notes to Consolidated Financial Statements.

                                       (3)

                                   CNA FINANCIAL CORPORATION

                               STATEMENT OF CONSOLIDATED OPERATIONS
                                           (Unaudited)

- -----------------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                  Third Quarter                 Nine Months
(In thousands of dollars, except per share data)        1994           1993          1994           1993
- -----------------------------------------------------------------------------------------------------------
Revenues:
 Premiums .........................................  $2,406,456     $2,241,236    $7,082,286     $6,442,740
 Net investment income ............................     394,365        316,110     1,124,784        991,174
 Realized investment gains (losses) ...............     (14,332)       153,685      (196,334)       733,714
 Other.............................................      57,772         45,857       169,019        134,957
                                                      ---------      ---------     ---------      ---------
                                                      2,844,261      2,756,888     8,179,755      8,302,585
                                                      ---------      ----------    ---------      ---------
Benefits and expenses:
 Insurance claims and policyholders' benefits .....   2,119,447      2,571,187     6,421,178      6,526,083
 Amortization of deferred acquisition costs........     364,407        323,914     1,026,009        890,917
 Other operating expenses..........................     319,329        270,890       913,734        835,486
 Interest expense..................................      17,585          9,133        52,840         27,375
                                                      ---------      ---------     ---------      ---------
                                                      2,820,768      3,175,124     8,413,761      8,279,861
                                                      ---------      ---------     ---------      ---------
    Income (loss) before income tax................      23,493       (418,236)     (234,006)        22,724
Income tax benefit.................................      31,463        209,933       174,650        157,358
- -----------------------------------------------------------------------------------------------------------
    NET INCOME (LOSS)                                $   54,956     $ (208,303)   $  (59,356)    $  180,082
===========================================================================================================
EARNINGS PER SHARE

Net income (loss)..................................  $      .87     $    (3.39)   $    (1.02)    $     2.86
                                                      =========      =========     =========      =========

Weighted average outstanding shares of
 common stock (in thousands of shares).............      61,798         61,798        61,798         61,798
===========================================================================================================

                 See accompanying Notes to Consolidated Financial Statements.

                                       (4)

                                   CNA FINANCIAL CORPORATION

                          STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                           (Unaudited)

- --------------------------------------------------------------------------------------------
Nine Months Ended September 30, 1994 and 1993
                                                                        Net
                                                                     Unrealized
                                             Additional              Investment
                                  Capital     Paid-in    Retained      Gains
(In thousands of dollars)          Stock      Capital    Earnings     (Losses)       Total
- --------------------------------------------------------------------------------------------
Balance, December 31, 1992.....   $302,089   $434,692   $4,020,743   $  31,673    $4,789,197
  Net income...................       -          -         180,082        -          180,082
  Unrealized investment losses.       -          -            -           (782)         (782)
  Preferred dividends..........       -          -          (3,116)       -           (3,116)
- --------------------------------------------------------------------------------------------
Balance, September 30, 1993       $302,089   $434,692   $4,197,709   $  30,981    $4,965,381
============================================================================================
Balance, December 31, 1993.....   $302,089   $434,692   $4,284,293   $ 360,003    $5,381,077
  Net loss.....................       -          -         (59,356)       -          (59,356)
  Unrealized investment losses.       -          -            -       (676,827)     (676,827)
  Preferred dividends..........       -          -          (3,556)       -           (3,556)
- --------------------------------------------------------------------------------------------
Balance, September 30, 1994       $302,089   $434,692   $4,221,381   $(316,824)   $4,641,338
============================================================================================

              See accompanying Notes to Consolidated Financial Statements.

                                       (5)

                                   CNA FINANCIAL CORPORATION

                               STATEMENT OF CONSOLIDATED CASH FLOWS
                                          (Unaudited)

- -------------------------------------------------------------------------------------
Nine Months Ended September 30                                    1994          1993
(In thousands of dollars)
- -------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)......................................   $   (59,356)  $   180,082
                                                            ------------  -----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Pretax realized (gains) losses.......................       196,334      (733,714)
    Participating policyholders' interest................        (9,925)       (1,713)
    Amortization of bond discount........................       (64,060)      (63,470)
    Depreciation.........................................        45,014        32,672
    Changes in:
       Other insurance receivables.......................      (202,670)      (18,617)
       Reinsurance receivables...........................      (138,005)      415,652
       Prepaid reinsurance premiums......................        (5,071)      (12,180)
       Deferred acquisition costs........................       (45,847)      (84,271)
       Accrued investment income.........................       (13,011)       38,491
       Insurance reserves................................     1,305,318     1,007,560
       Federal income taxes..............................       (46,536)      209,468
       Deferred income taxes.............................       (66,590)     (148,487)
       Reinsurance payables..............................       (27,780)       41,202
       Other, net........................................      (123,094)      101,225
                                                            ------------  -----------
               Total adjustments.........................       804,077       783,818
                                                            ------------  -----------
               Net cash provided by operating activities.       744,721       963,900
                                                            ------------  -----------
Cash flows from investing activities:
  Purchases of fixed maturities..........................   (30,339,554)  (28,319,542)
  Proceeds from fixed maturities:
    Sales................................................    21,997,854    30,580,983
    Maturities, calls and redemptions....................     3,837,635     1,612,223
  Purchases of equity securities.........................      (618,070)     (619,652)
  Proceeds from sale of equity securities................       480,918       579,877
  Change in short-term investments.......................     1,218,501    (4,276,441)
  Purchases of property and equipment....................       (84,250)      (55,675)
  Change in securities sold under repurchase agreements..     2,778,105      (510,862)
  Change in other investments............................       (20,499)       23,099
  Other, net.............................................         1,336        (1,834)
                                                            ------------  -----------
               Net cash used in investing activities.....      (748,024)     (987,824)
                                                            ------------  -----------

                                   CNA FINANCIAL CORPORATION

                                          (Unaudited)

- -------------------------------------------------------------------------------------
Nine Months Ended September 30                                    1994          1993
(In thousands of dollars)
- -------------------------------------------------------------------------------------
Cash flows from financing activities:
  Dividends paid to preferred shareholders...............        (3,404)       (3,210)
  Receipts from investment contracts credited to
    policyholder account balances........................        27,129        36,934
  Return of policyholder account balances on investment
    contracts............................................       (18,967)      (12,625)
  Principal payments on long-term debt...................        (2,857)       (1,017)
  Proceeds from issuance of long-term debt...............           211         4,372
                                                            -----------   -----------
               Net cash provided by financing
                activities...............................         2,112        24,454
                                                            -----------   -----------
               Net increase (decrease) in cash...........        (1,191)          530
Cash at beginning of period .............................       129,631        84,120
- -------------------------------------------------------------------------------------
Cash at end of period                                       $   128,440   $    84,650
=====================================================================================
Supplemental disclosures of cash flow information:
  Cash received (paid):
   Interest paid.........................................   $   (52,500)  $   (35,619)
   Federal income tax refunds received...................        72,563       226,848
=====================================================================================

              See accompanying Notes to Consolidated Financial Statements.


                                       (6)

                           CNA FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1994
                                  (Unaudited)


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

    The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in CNA's Annual Report to Shareholders (incorporated by reference in Form 10-K) for the year ended December 31, 1993, filed with the Securities and Exchange Commission on March 30, 1994, the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994, and the information shown below.

    Certain amounts applicable to 1993 have been reclassified to conform to classifications followed in 1994.

NOTE B.  Restricted Investments:

    On December 30, 1993, CNA deposited $986.8 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note E below. The funds are included in short-term investments and are invested in U. S. Treasury securities. The escrow balance at September 30, 1994 is $1,008.0 million. The escrow account is the prefunding mechanism to the trust fund for future claimants.

NOTE C.  New Accounting Standards:

    In 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 112, "Employers' Accounting for Postemployment Benefits," which establishes accounting standards for employers who provide benefits to former employees after employment but before retirement. This Statement is effective beginning in 1994. CNA has been historically following the requirements of SFAS 112.

    In May 1993, FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan." This Statement applies to financial statements for fiscal years beginning after December 15, 1994. In October 1994, the FASB issued SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" which amends SFAS 114. These Statements will not have a significant impact on CNA.

    In October 1994, the FASB issued SFAS 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This
Statement requires disclosures about derivative financial instruments--futures, forward, swap, and option contracts, or other financial instruments with similar characteristics. This Statement will be effective for financial statements issued for fiscal years ending after December 15, 1994. CNA will include the required disclosure in its 1994 Annual Report to Shareholders.

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

    The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in Illinois (Continental Casualty Company's state of domicile), CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. At September 30, 1994, such collateral totaled approximately $162 million.
CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, at September 30, 1994, was approximately $464 million with Lloyd's of London. The recoverable from Lloyd's of London is dispersed among thousands of individual members who have unlimited liability, most of which are Illinois authorized reinsurers.

- ---------------------------------------------------------------------------------------------------------------
Written Premium
(In millions of dollars)            Direct  Assumed    Ceded     Net        Direct  Assumed    Ceded     Net
- ---------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30                    1994                                     1993
                                  --------------------------------------     ----------------------------------
 Long Duration Contracts          $  382.5       85.1     19.0     448.6       303.4    109.6     16.8    396.2
 Short Duration Contracts          6,306.0    1,030.1    457.0   6,879.1     5,667.6    923.9    374.5  6,217.0
                                   -------    -------    -----   -------     -------  -------    -----  -------
      Total                       $6,688.5    1,115.2    476.0   7,327.7     5,971.0  1,033.5    391.3  6,613.2
                                   =======    =======    =====   =======     =======  =======    =====  =======
Quarter Ended September 30                        1994                                     1993
                                  --------------------------------------     ----------------------------------
 Long Duration Contracts          $  122.7       27.2      7.0     142.9       105.3     29.9      6.6    128.6
 Short Duration Contracts          2,121.4      302.2    143.1   2,280.5     1,971.3    293.0    122.5  2,141.8
                                   -------    -------    -----   -------     -------    -----    -----  -------
      Total                       $2,244.1      329.4    150.1   2,423.4     2,076.6    322.9    129.1  2,270.4
                                   =======    =======    =====   =======     =======    =====    =====  =======
- ---------------------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------
Earned Premium
(In millions of dollars)            Direct  Assumed    Ceded     Net        Direct  Assumed    Ceded     Net
- ---------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30                    1994                                    1993
                                  --------------------------------------     ----------------------------------
 Long Duration Contracts          $  315.9       85.1     19.0     382.0       253.6    106.2     16.8    343.0
 Short Duration Contracts          6,127.0    1,025.2    451.9   6,700.3     5,609.3    852.6    362.2  6,099.7
                                   -------    -------    -----   -------     -------    -----    -----  -------
      Total                       $6,442.9    1,110.3    470.9   7,082.3     5,862.9    958.8    379.0  6,442.7
                                   =======    =======    =====   =======     =======    =====    =====  =======
Quarter Ended September 30                        1994                                     1993
                                  --------------------------------------    -----------------------------------
 Long Duration Contracts          $   92.7       27.2      7.0     112.9        86.7     29.6      6.6    109.7
 Short Duration Contracts          2,130.7      316.2    153.3   2,293.6     1,962.6    280.8    111.9  2,131.5
                                   -------    -------    -----   -------     -------    -----    -----  -------
      Total                       $2,223.4      343.4    160.3   2,406.5     2,049.3    310.4    118.5  2,241.2
                                   =======    =======    =====   =======     =======    =====    =====  =======
- -------------------------------------------------------------------------------------------------------------

    Insurance claims and policyholders' benefits are net of reinsurance recoveries of $489.7 million and $(37.4) million for the nine months ending September 30, 1994 and 1993, respectively.








                                     (8)

                     CNA FINANCIAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


NOTE E.  Legal Proceedings and Contingent Liabilities:

    The following information updates legal proceedings and contingent liabilities reported in Note J of the Notes to the Consolidated Financial Statements in the 1993 Annual Report to Shareholders and Form 10-Q for the periods ended March 31, 1994 and June 30, 1994.

FIBERBOARD LITIGATION

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

    On July 29, 1994 the United States District Court for the Eastern
District of Texas preliminarily approved the Global Settlement agreement, and further ordered that a final fairness hearing be held beginning on December 12, 1994, to determine whether to finally approve the Global Settlement agreement. CNA and other parties to the Global Settlement agreement initiated a comprehensive communication program in August 1994 to ensure that all potential claimants received notice of their rights and possible benefits under the Global Settlement.

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

       Continental's position is that its policy is triggered under California law by manifestation of appreciable harm during the policy period. The bodily injury cannot be said to occur within the meaning of the policy until actual physical symptoms and associated functional impairment manifest themselves. Thus, Continental's position is that if existing California law were applied, there would be no coverage under Continental's policy.

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


                                     (10)

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

    Through September 30, 1994, Continental, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 135,500 claims, subject to resolution of the coverage issues, for a maximum settlement amount of approximately $1.57 billion. If neither the Global Settlement nor the Trilateral Agreement receive final court approval, Continental's obligation to pay under all settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, total approximately $719.1 million, of which $403.5 million was paid through September 30, 1994. Continental may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

    Continental will continue to pursue its appeals in respect of the coverage litigation and all other litigation involving Fibreboard if the Global Settlement or the Trilateral Agreement cannot be implemented.

Global Settlement

    On August 27, 1993, Continental, Pacific Indemnity, Fibreboard and a negotiating committee of asbestos claimant attorneys reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement was executed on December 23, 1993. The agreement calls for contribution by Continental and Pacific Indemnity of an aggregate of $1.525 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. The Global Settlement is subject to court approval and possible appeals. As noted below, there is limited precedent with settlements which determine the rights of future claimants to seek relief.

                                   (11)

                     CNA FINANCIAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


    Subsequent to the announcement of the agreement in principle, Continental, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement which sets forth the parties' obligations in the event the Global Settlement is not approved by the court. In such case, Continental and Pacific Indemnity would contribute to a settlement fund an aggregate of $2 billion, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities in respect of previously settled claims. Continental's share of such fund would be $1.44 billion reduced by a portion of an additional payment of $635 million which Pacific Indemnity has agreed to pay in respect of unsettled present claims and previously settled claims. Continental has agreed that if either the Global Settlement or the Trilateral Agreement is approved, it will assume responsibility for the claims that had been settled and paid before August 27, 1993. A portion of the additional $635 million to be contributed by Pacific Indemnity would be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Continental would be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Continental, including but not limited to liability for asbestos-related claims against Fibreboard. The Trilateral Agreement is subject to court approval and possible appeals.

    Continental and Fibreboard have entered into a supplemental agreement
(the "Supplemental Agreement") which governs the interim arrangements and obligations between the parties until such time as the Global Settlement is either approved or disapproved by the court and also governs certain obligations between the parties in the event the Global Settlement is approved, including the payment of claims which are not included in the Global Settlement.

    In addition, Continental and Pacific Indemnity have entered into an agreement (the "Continental-Pacific Agreement") which sets forth the parties' agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies whether or not the Global Settlement or the Trilateral Agreement is approved. Under the Continental-Pacific Agreement, Continental and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1.525 billion plus expenses and interest accrued in escrow to be used to satisfy the claims of future claimants. If neither the Global Settlement nor the Trilateral Agreement is approved, Continental and Pacific Indemnity would share, in the same percentages, most but not all liabilities and costs of either insurer including, but not limited to, liabilities in respect of unsettled present claims and presently settled claims (regardless of whether either such insurer would otherwise have any liability therefor). If either the Trilateral Agreement or the Global Settlement is approved by the court, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635 million.

Reserves

    In the fourth quarter of 1992, Continental increased its reserve with respect to potential exposure to asbestos-related bodily injury cases by $1.5 billion. In connection with the agreement in principle announced on August 27, 1993, Continental added $500 million to such claim reserve. The Fibreboard litigation represents the major portion of Continental's asbestos-related claim exposure.

    There are inherent uncertainties in establishing a reserve for complex litigation of this type. Courts have tended to impose joint and several liability, and because the number of manufacturers who remain potentially liable for asbestos-related injuries has diminished on account of bankruptcies, as has the potential number of insurers due to operation of policy limits, the liability of the remaining defendants is difficult to estimate. Further, a recent trend by courts to consolidate like cases into mass tort trials limits the discovery ability of insurers, generally does not allow for individual claim adjudication, restricts the

                                 (12)

                     CNA FINANCIAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


identification of appropriate allocation methods and thereby results in an increasing likelihood for fraud and disproportionate and potentially excessive judgments. Additionally, management believes that recent court decisions would appear to be based on social or other considerations irrespective of the facts and legal issues involved.

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

    Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed in respect of periods after 1959. As indicated above, as of September 30, 1994, Continental, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 135,500 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Continental is not a party.

    Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiffs' counsel in August 1993, the expected settlement for approximately 49,500 claims for exposure to asbestos both prior to and after 1959 is currently averaging approximately $13,200 per claim for the before 1959 claims processed through September 30, 1994. Based on reports by Fibreboard, between September 1988 and April 1993, Fibreboard resolved approximately 40,000 claims (other than by the assignment process noted above), approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Continental. Continental intervened and settled these claims for approximately $77,000 on average, with a portion of the payment contingent on approval of the Global Settlement or the Trilateral Agreement, and if neither is approved, subject to resolution of the coverage appeal.

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

    A number of proposals to reform Superfund have been made by various parties, however it appears none will be enacted by Congress in 1994. While CNA expects that the next Congress will address this issue, no predictions can be made as to what positions the Congress or the Administration will take and what legislation, if any, will result.

    Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the exposure to CNA for environmental pollution claims cannot be meaningfully quantified. CNA identified reserves only for reported environmental pollution claims. In 1993, CNA allocated approximately $340 million of claim and claim expense reserves for unreported environmental pollution claims in addition to the $94 million of reserves recorded for reported claims. At September 30, 1994, reserves for reported and unreported claims were $105 million and $351 million, respectively. CNA has not attributed any reinsurance to reserves for unreported claims. The reserves for reported claims cited above are net of reinsurance recoverable of $5 million and $4 million at December 31, 1993 and September 30, 1994, respectively. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to later adjustment based on new data.

                                     (14)

                     CNA FINANCIAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded


    The number of claims filed for environmental pollution coverage continues to increase. Approximately 1,400 claims were reported in the first nine months of 1994 and approximately 19,500 claims have been reported to date. Pending claims totaled approximately 9,900 and 10,100 at September 30, 1994 and December 31, 1993, respectively. Approximately 9,600 claims were closed through September 30, 1994, of which approximately 8,650 claims were settled without payment, except for claim expenses of $25 million. Settlements for the remaining 950 claims totaled $120 million, plus claim expenses of $29 million (net of reinsurance recoveries of $28 million and $4 million for claims and claim expenses, respectively). Adverse reserve development for environmental claims totaled $100 million and $73 million for the nine months ended September 30, 1994 and 1993. The foregoing claims statistics represent claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion. In previous filings, such disclosures included claims for all accident years.

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

Results of Operations:

    The following chart summarizes key components of operating results for the third quarter and nine months ended September 30, 1994 and 1993.

- ----------------------------------------------------------------------------------------------------------
 Period Ended September 30                          Third Quarter                      Nine Months
 (In millions of dollars)                       1994             1993             1994             1993
- ----------------------------------------------------------------------------------------------------------
 Operating Summary (excluding
 realized investment gains/losses):
  Revenues:
   Premiums:
     Property/Casualty                         $1,759.6         $1,627.6         $5,087.5         $4,635.2
     Life                                         646.8            613.6          1,994.8          1,807.5
                                                -------          -------          -------          -------
                                                2,406.4          2,241.2          7,082.3          6,442.7
   Net investment income                          394.4            316.1          1,124.8            991.2
   Other                                           57.8             46.0            169.0            135.0
                                                -------          -------          -------          -------
                                                2,858.6          2,603.3          8,376.1          7,568.9
 Benefits and expenses                          2,821.4          3,170.1          8,425.4          8,267.6
                                                -------          -------          -------          -------
   Operating income (loss) before
     income tax                                    37.2           (566.8)           (49.3)          (698.7)
Income tax benefit                                 26.4            266.0            113.8            409.7
                                                -------          -------          -------          -------
  Net operating income (loss)                  $   63.6         $ (300.8)        $   64.5         $ (289.0)
                                                =======          =======          =======          =======

- ----------------------------------------------------------------------------------------------------------
 Period Ended September 30                          Third Quarter                      Nine Months
 (In millions of dollars)                       1994             1993             1994             1993
- ----------------------------------------------------------------------------------------------------------
 Supplemental Financial Data:
 Net operating income (loss) by group:
   Property/Casualty                           $   52.8         $ (303.4)        $   39.8         $ (302.8)
   Life                                            23.1              9.5             60.5             33.5
   Other                                          (12.3)            (6.9)           (35.8)           (19.7)
                                                -------          -------          -------          -------
                                                   63.6           (300.8)            64.5           (289.0)
                                                -------          -------          -------          -------
 Net realized investment gains (losses)
  by group:
   Property/Casualty                               (4.2)            66.8            (87.1)           395.5
   Life                                            (6.9)            22.5            (37.7)            64.3
   Other                                            2.4              3.2              0.9              9.3
                                                -------          -------          -------          -------
                                                   (8.7)            92.5           (123.9)           469.1
                                                -------          -------          -------          -------
 Net income (loss) by group:
   Property/Casualty                               48.6           (236.6)           (47.3)            92.7
   Life                                            16.2             32.0             22.8             97.8
   Other                                           (9.9)            (3.7)           (34.9)           (10.4)
                                                -------          -------          -------          -------
                                               $   54.9         $ (208.3)        $  (59.4)        $  180.1
==========================================================================================================

Overview
- --------

    Consolidated revenues for the third quarter of 1994, were $2.84 billion, compared to $2.76 billion for the comparable quarter in 1993. As shown in the above table, consolidated revenues, excluding realized investment losses, were up 9.8 percent to $2.86 billion compared to $2.60 billion for the third quarter of 1993.

                                      (16)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued


    CNA Financial Corporation reported net income for the third quarter of 1994 of $54.9 million, or $.87 per share, compared to a net loss of $208.3 million, or $3.39 per share, for the third quarter of 1993.

    Net operating income for the third quarter of 1994, excluding net realized investment losses, was $63.6 million, or $1.01 per share, compared to a net loss of $300.8 million, or $4.89 per share, for the comparable quarter in 1993. These results reflected improved earnings for both the property/casualty and life operations primarily due to higher investment income and improved underwriting results. Included in the 1993 third quarter results was an addition of $500 million in loss reserves for asbestos-related bodily injury claims.

    For the first nine months of 1994, consolidated revenues were $8.18 billion compared to revenues of $8.30 billion for the same period in 1993. Consolidated revenues, excluding realized investment losses, were up 10.7 percent to $8.38 billion in the first nine months compared to $7.57 billion for the first nine months of 1993.

    CNA incurred a net loss of $59.4 million, or $1.02 per share, for the first nine months of 1994, compared to net income of $180.1 million, or $2.86 per share, for the first nine months of 1993.

    Net operating income for the first nine months of 1994, excluding net realized investment gains/losses, was $64.5 million, or income of $.99 per share, compared to a net operating loss of $289.0 million, or $4.73 per share, for the first nine months of 1993. CNA incurred pre-tax catastrophe losses of approximately $213 million, or $2.24 per share, in the first nine months of 1994 compared to $88 million, or $.93 per share, in the first nine months of 1993. The catastrophe claims stem principally from the California earthquake and severe winter storms that occurred throughout the northeastern part of the United States in the first quarter.

    Net realized investment losses for the first nine months of 1994 were $123.9 million, or $2.01 per share, compared to net realized investment gains for the first nine months of 1993 of $469.1 million, or $7.59 per share. Net realized investment losses for the third quarter of 1994 amounted to $8.7 million, or $.14 per share, compared to net realized investment gains of $92.5 million, or $1.50 per share, for the comparable quarter in 1993. The realized investment losses are principally the result of repositioning the portfolios to longer maturities, primarily in government bonds, in order to improve future overall investment returns. In the first quarter of 1993, CNA realigned its portfolio which resulted in realized gains in its investment portfolio that increased Continental Casualty Company's (Casualty) surplus. This realignment reduced the concentration of tax-exempt securities to more quickly utilize the alternative minimum tax credit carryforward generated in 1992. (See also the discussion under "Investments" herein.)

    CNA's total income tax benefit for the nine months ended September
30, 1994 amounted to $174.6 million compared to an expense of $157.4 million for the same period in 1993. CNA's income tax benefit excluding realized investment gains/losses amounted to $113.8 million for the nine months ended September 30, 1994, compared to $409.7 million in the first nine months of 1993. The income tax benefit on realized investment losses for the first nine months of 1994, totaled $60.8 million compared with an income tax expense of $252.3 million for the same period a year ago.

                                     (17)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued


Property/Casualty Operations
- ----------------------------

- ----------------------------------------------------------------------------------------------------
 Property/Casualty Group                         Third Quarter                  Nine Months


 Period Ended September 30                    1994           1993           1994           1993
 (In millions of dollars)
- ----------------------------------------------------------------------------------------------------
  Operating Summary (excluding realized
     investment gains/losses):
   Revenues:
     Premiums:                               $1,759.6       $1,627.5       $5,087.5       $4,635.2
     Net investment income                      312.7          255.3          894.5          799.0
     Other                                       44.2           37.3          131.7          107.2
                                              -------        -------        -------        -------
                                              2,116.5        1,920.1        6,113.7        5,541.4
   Benefits and expenses                      2,097.1        2,491.8        6,202.3        6,260.7
                                              -------        -------        -------        -------
     Operating income (loss) before
       income tax                                19.4         (571.7)         (88.6)        (719.3)
   Income tax benefit                            33.4          268.3          128.4          416.5
                                              -------        -------        -------        -------
     Net operating income (loss) (excluding
        realized investment gains/losses)    $   52.8       $ (303.4)      $   39.8       $ (302.8)
====================================================================================================

    The prolonged soft market in commercial property/casualty lines that depressed property/casualty earnings last year in much of the insurance industry did not change significantly in the first nine months of 1994. Significant catastrophe claims related to the Los Angeles earthquake and winter storms and the declining market values of bond portfolios due to rising interest rates put additional pressure on the industry.

    Total industry catastrophe losses of $12.7 billion through the third quarter have already made 1994 the second worst year on record for catastrophic losses, behind the record $22.9 billion in 1992. In spite of these losses, there have not been substantial increases in rates, except in certain geographic regions and lines of property insurance. In addition, complex and costly litigation has been continuing, fueled by the tendency of the courts to interpret insurance contracts beyond their stated intent.

    Workers' compensation has improved steadily since 1992. Legislative reforms have cut costs in some states, residual market losses have dropped and the insurance regulators have sharpened their focus on workers' compensation fraud.

    In this difficult business climate, CNA continues to focus on the risk characteristics and premium rates in commercial lines. CNA will continue to seek business in lines where it has a sizable market share, substantial experience, and foresees clear profit potential over the long term. At the same time, however, the emphasis is on reasonable rates rather than volume growth.

    Property/casualty revenues, excluding net realized investment gains/losses, increased 10.3% and 10.2% for the nine months and three months ended September 30, 1994, respectively, compared to the same periods a year ago. Property/casualty earned premium increased $452 million, or 9.8% and $132 million, or 8.1%, respectively, from the prior year's comparable periods. The increases were principally attributable to increases in medium commercial accounts ($138 million), group accident and health ($102 million), professional liability ($105 million), and reinsurance ($100 million).

                                     (18)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued


    Pretax operating results excluding net realized investment gains/losses for the property/casualty insurance subsidiaries were a loss of $88.6 million and income of $19.4 million for the nine and three months ended September 30, 1994 compared to losses of $719.3 million and $571.7 million for the same periods a year ago. Investment income increased 11.9% and 22.4% for the nine and three months ended September 30, 1994 to $894.5 million and $312.7 million, respectively, when compared with the comparable periods a year ago. Investment income increased primarily due to rising investment yields in 1994 and the change in portfolio mix from shorter term securities to longer maturities, primarily in government bonds as mentioned previously.

    Underwriting losses for the nine and three months ended September 30, 1994, were $983.1 million and $293.3 million compared to $1,518.3 million and $827.0 million for the same periods in 1993. The statutory combined ratios for the nine and three months ended September 30, 1994, were 115.9 and 112.9, respectively, compared with 131.2 and 148.9 for the same periods in 1993. Catastrophe losses for the nine and three months ended September 30, 1994, were $213 million and $47 million, respectively, compared with $88 million and $43 million for the respective periods in 1993. Most of the 1994 third quarter catastrophe loss was additional development related to the Northridge earthquake that occurred in the first quarter. The catastrophe losses masked the continuing improvement in underwriting experience. Results for the first nine months of 1994 reflect favorable reserve development of $104 million, which is net of a $100 million increase in claim and claim expense reserves for unreported environmental pollution claims. The favorable reserve development for the three months ended September 30, 1994 was $72 million which is net of a $45 million increase in claim and claim expense reserves for unreported environmental pollution claims.

    Net operating income of CNA's property/casualty insurance subsidiaries, which excludes net realized investment losses, was $52.8 million for the third quarter of 1994, compared to a loss of $303.4 million for the same period in 1993. Net realized investment losses for the third quarter of 1994 were $4.2 million, compared to net realized investment gains of $66.8 million in the third quarter of 1993.

    For the nine months ended September 30, 1994, the property/casualty insurance subsidiaries had net operating income of $39.8 million compared to an operating loss of $302.8 million for the comparable period a year ago. Net realized investment losses for the first nine months of 1994 were $87.1 million, compared to net realized investment gains of $395.5 million in the first nine months of 1993.

    As described in Note E in the Notes to Consolidated Financial
Statements, Casualty has greatly reduced a major source of financial uncertainty by reaching a Global Settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard Corporation (Fibreboard), a former asbestos manufacturer. The agreement, executed in December 1993, was reached with Fibreboard, Pacific Indemnity Company (Pacific) (a subsidiary of the Chubb Corporation) and a negotiating committee of asbestos claimant attorneys. The agreement calls for Casualty and Pacific to contribute an aggregate of $1.525 billion to a trust fund for a class of all future asbestos claimants. Casualty funded its obligations under the agreement by depositing approximately $1.0 billion into an escrow account at the end of 1993. The escrow account is included in the short-term investment portfolio. CNA believes based on current information that the reserves established in connection with this matter will be sufficient to cover all asbestos-related Fiberboard claims. CNA believes that as a result of the Global Settlement and the Trilateral Agreement, referred to in Note E, it has greatly reduced the uncertainty of its exposure with respect to the Fiberboard matter. However, if neither the Global Settlement nor the Trilateral Agreement is approved and upheld, in light of the factors discussed herein the range of Continental's


                                     (19)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

potential liability cannot be meaningfully estimated and there can be no assurance that the reserves established would be sufficient to pay all amounts which ultimately could become payable in respect of asbestos-related bodily injury liabilities.

    On July 29, 1994 the United States District Court for the Eastern District of Texas preliminarily approved the Global Settlement agreement, and further ordered that a final fairness hearing be held on December 12, 1994, to determine whether to finally approve the Global Settlement agreement. CNA and other parties to the Global Settlement agreement initiated a comprehensive communication program in August 1994 to ensure that all potential claimants have notice of their rights and possible benefits under the Global Settlement.


Life Operations
- ---------------

- ------------------------------------------------------------------------------------------------------
 Life Group                                        Third Quarter                   Nine Months
 Period Ended September 30                     1994            1993            1994            1993
 (In millions of dollars)
- ------------------------------------------------------------------------------------------------------
 Operating Summary (excluding realized
     investment gains/losses):
   Revenues:
     Premiums:                                $660.1          $620.6          $2,016.6        $1,824.4
     Net investment income                      79.7            62.5             228.2           195.9
     Other                                      15.5             8.0              39.1            26.2
                                               -----           -----           -------         -------
                                               755.3           691.1           2,283.9         2,046.5
   Benefits and expenses                       719.9           675.4           2,190.9         1,995.6
                                               -----           -----           -------         -------
     Operating income before income tax         35.4            15.7              93.0            50.9
   Income tax expense                          (12.3)           (6.2)            (32.5)          (17.4)
                                               -----           -----           -------         -------
     Net operating income (excluding
        realized investment gains/losses)     $ 23.1          $  9.5         $    60.5        $   33.5
======================================================================================================

   Net operating income for the life group increased, although negatively affected by intense competition and high health care costs which have resulted in a continued market shift away from traditional indemnity forms of health coverage toward managed care products. Although comprehensive national health reform failed this year, political pressures for expanded access and cost reduction will continue to accelerate the spread of managed care. CNA's strength in the managed care environment is its access to networks of efficient providers of high-quality medical services. CNA's ability to compete in this market will be increasingly dependent on its ability to control costs through managed care techniques, innovation, and quality customer-focused service in order to properly position CNA in the evolving health care environment. The Company remains committed to the goals of controlling health care costs and expanding access to basic health coverage to all Americans. CNA supports responsible insurance market reforms to assure that Americans can get health insurance, keep it and take it with them from job to job.

    Life insurance revenues, excluding realized investment losses, were $2,283.9 million and $755.3 million for the nine and three months ended September 30, 1994, up 11.6% and 9.3% respectively, when compared to the same periods a year ago. Life earned premium was $2,016.6 million and $660.1 million, for the nine and three months ended September 30, 1994, up 10.5% and 6.4%, respectively, with the primary growth for the nine month period attributable to a of $117 million increase in group operations and a $52 million increase in pension operations. Life investment income increased 16.5% and 27.5% for the
                                     (20)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

nine and three months ended September 30, 1994, compared to the same periods a year ago primarily due to the first quarter shift out of short-term investments described earlier.

    Net operating income for the life insurance subsidiaries, excluding net realized investment gains/losses, was $60.5 million and $23.1 million for the nine and three months of 1994, up 80.9% and 144.4%, respectively from the $33.5 million and $9.5 million earned for the same periods in 1993. The increase in net operating income was primarily due to the improved investment income, described above, and mortality improvement. Net realized investment losses for the first nine months and third quarter of 1994 were $37.7 and $6.9 million, respectively, compared to net realized investment gains of $64.3 million and $22.5 million recognized for the same periods in 1993.

Investments:

- -----------------------------------------------------------------------------------------------
 Summary of General Account Investments                         |               |
  at Market Value                                               |               |
                                                                |   Change in   |
                                       September 30 December 31 |   Unrealized  |   Realized
 (In millions of dollars)                  1994        1993     |  Gains(Losses)| Gains(Losses)
- -----------------------------------------------------------------------------------------------
 Fixed income securities:                                       |               |
 U. S. Treasury securities and                                  |               |
   obligations of government                                    |               |
   agencies                              $11,200      $ 6,554   |      $ (562)  |    $ (155)
 Asset-backed securities                   2,258        2,547   |        (125)  |       (61)
 Tax exempt securities                     4,225        5,015   |        (205)  |        21
 Taxable                                   3,508        3,491   |        (199)  |       (41)
                                          ------       ------   |       ------  |     ------
    Total fixed income securities         21,191       17,607   |      (1,091)  |      (236)
Stocks                                       659          508   |         (26)  |        37
Short-term investments and other           6,175        7,244   |          (1)  |        (8)
Derivative security investments:                                |               |
   On-Balance Sheet                            5            4   |           2   |       (11)
   Off-Balance Sheet                         -            -     |          10   |        21
                                          ------       ------   |       ------  |     ------
    Total investments                    $28,030      $25,363   |      (1,106)  |      (197)
                                          ======       ======   |               |
Participating policyholders' interest                           |          38   |        12
Income tax benefit                                              |         391   |        61
                                                                |       ------  |     ------
    Net investment losses                                       |      $ (677)  |    $ (124)
                                                                |       ======  |     ======
- -----------------------------------------------------------------------------------------------

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

    In early 1994, CNA began to reposition its portfolios to longer maturities. The repositioning of the portfolios was undertaken in order to improve future overall investment returns. As a result, both the Casualty and Life Groups shifted out of their short-term portfolios into five and ten year government

                                     (21)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued


securities resulting in a decrease in short-term investments. Short-term investments (excluding investments relating to loaned securities) for the Casualty Group decreased from $5.1 billion at December 31, 1993 to $2.1 billion at September 30, 1994, and the Life Group decreased from $1.2 billion at December 31, 1993 to $171.2 million at September 30, 1994. These actions were taken in a period of rising interest rates which resulted in realized losses on sales from the investment portfolio.

    The components of the net realized investment gains (losses) are as follows:

- ------------------------------------------------------------------------------------
Realized Investment Gains (Losses)
Nine Months Ended September 30
(In millions of dollars)                                         1994          1993
- ------------------------------------------------------------------------------------
Bonds:
 U.S. Government                                                $(155.1)      $105.0
 Tax exempt                                                        21.2        386.4
 Asset-backed                                                     (60.9)        66.3
 Taxable                                                          (40.9)       112.8
                                                                 ------        -----
   Total bonds                                                   (235.7)       670.5
Stocks                                                             37.4         62.8
Derivative securities:
 On-Balance Sheet                                                 (10.9)        (1.5)
 Off-Balance Sheet                                                 20.7         (0.4)
Other                                                              (7.8)         2.3
                                                                 ------        -----
   Realized investment gains (losses) reported in revenues       (196.3)       733.7
Participating policyholders' interest                              11.6        (12.3)
Income tax benefit (expense)                                       60.8       (252.3)
                                                                 ------        -----
   Net realized investment gains (losses)                       $(123.9)      $469.1
====================================================================================

    For the nine months ending September 30, 1994, CNA sold approximately $27 billion of fixed income and equity securities, realizing pre-tax net losses of $194.4 million. Of the $27 billion of securities sold, approximately $15.8 billion and $5.9 billion, respectively, were from the U.S. Government and asset-backed bond portfolios.

- ---------------------------------------------------------------------|
Short-term investments:                September 30  December 31     |
                                          1994           1993        |
- ---------------------------------------------------------------------|
Security repurchase collateral            $3,538         $  623      |
Escrow                                     1,008            987      |
Other                                      1,305          5,334      |
                                           -----          -----      |
  Total short-term investments            $5,851         $6,944      |
                                           =====          =====      |
- ----------------------------------------------------------------------

    During the first nine months of 1994, consolidated investments increased $2.7 billion to $28.0 billion. This increase is entirely due to collateral related to securities sold under agreements to repurchase.

    The general account portfolio consists primarily of high quality marketable debt securities, approximately 96% of which are rated as investment grade. At September 30, 1994, tax-exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised

                                     (22)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

approximately 15% and 8%, respectively, of the general account's total investment portfolio compared to 19% and 28%, respectively, at December 31, 1993. At September 30, 1994, the major component of the short-term investment portfolio was approximately $1.0 billion of high-grade commercial paper. Collateral for securities sold under repurchase agreements totaled $3.5 billion and were also invested in high-grade commercial paper. The escrow account, related to the Fibreboard litigation settlement discussed previously, is invested in U.S. government securities.

    CNA holds a small amount of derivative financial investments for the purposes of enhancing income and total return and/or hedging long-term investments. The derivative securities are marked-to-market. At September 30, 1994 the total notional value of purchased financial options amounted to $601 million and the notional value of written financial options and interest rate swap agreements amounted to $675 million. CNA does not expect to recognize material gains or losses related to these investments.

    As of September 30, 1994, the market value of CNA's general account investments in bonds and redeemable preferred stocks was $21.2 billion and was less than amortized cost by approximately $587 million. This compares to $504 million of net unrealized investment gains at December 31, 1993. The increase in the unrealized losses are the result of a general increase in interest rates. For example, interest rates on U.S. government securities due in one year jumped 240 basis points while the rates on 5 year and 10 year U.S. government bonds rose 207 and 177 basis points, respectively, from year-end 1993 levels. The gross unrealized investment gains and losses for the fixed income securities portfolio at September 30, 1994, were $212 million and $799 million, respectively, compared to $564 million and $60 million, respectively, at December 31, 1993.

    Net unrealized investment losses on general account bonds at September 30, 1994 include net unrealized losses on high yield securities of $94 million, compared to net unrealized investment gains of $15 million at December 31, 1993. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Market values of high yield securities in the general account were $1.0 billion at September 30, 1994, compared to $727 million at December 31, 1993.

    At September 30, 1994, total Separate Account cash and investments amounted to $6.0 billion with taxable debt securities representing approximately 90% of the separate accounts' portfolio. Approximately 87% of Separate Account investments are used to fund guaranteed investment contracts (GIC's) for which Continental Assurance Company guarantees principal and a specified return to the contractholders. The market value of all fixed income securities in the GIC portfolio was $4.7 billion compared to $5.4 billion at December 31, 1993. At September 30, 1994, amortized cost exceeded market value by approximately $115 million. This compares with market value exceeding amortized cost by approximately $148 million at December 31, 1993. The gross unrealized investment gains and losses for the GIC fixed income securities portfolio at September 30, 1994, were $56 million and $171 million, respectively.

    Market values of high yield securities in the GIC portfolio were $1.2 billion at September 30, 1994, compared to $1.1 billion at December 31, 1993. Net unrealized investment losses on high yield securities held in such separate accounts were $73 million at September 30, 1994, compared to net unrealized investment gains of $56 million at December 31, 1993.

                                     (23)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-continued

    High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of September 30, 1994, CNA's concentration in high yield bonds including separate accounts was approximately 4.9% of total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

    Included in CNA's fixed income securities at September 30, 1994
(general and GIC portfolios) are $4.0 billion of asset-backed securities, consisting of approximately 51% in collateralized mortgage obligations ("CMO's"), 17% in corporate asset-backed obligations, and 32% in U.S. Government agency issued pass-through certificates. The majority of CMO's held are U.S. Government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At September 30, 1994, the market value of asset-backed securities were less than amortized cost by approximately $110 million compared to unrealized investment gains of $87 million at December 31, 1993. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with wide bands and relatively short principal repayment windows.

    Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At September 30, 1994, 63% of the general account's debt securities portfolio was invested in U.S. Government securities, 19% in other AAA rated securities and 11% in AA and A rated securities. CNA's GIC fixed income portfolio is comprised of 22% U.S. Government securities, 21% other AAA rated securities and 20% in AA and A rated securities. These ratings are primarily from Standard & Poor's (95% of the general account portfolio and 94% of the GIC portfolio).

Financial Condition:

- -------------------------------------------------------------------------------------------------------------
Financial Position                                                              September 30   December 31
(In millions of dollars, except per share data)                                     1994          1993
- -------------------------------------------------------------------------------------------------------------
Assets                                                                            $44,821.2     $41,912.3
Stockholders' Equity                                                                4,641.3       5,381.1
Unrealized Net Appreciation (Depreciation) Included in Stockholders' Equity          (316.8)        360.0
Book Value per Common Share                                                           72.68         84.65
- -------------------------------------------------------------------------------------------------------------

    CNA's assets increased approximately $2.9 billion to $44.8 billion as of September 30, 1994. CNA's investment portfolio increased by $2.7 billion from December 31, 1993 to $28.0 billion at September 30, 1994. These increases were the result of security lending activity of $3.4 billion where CNA sells securities to brokers while agreeing to repurchase them at a future date.

    During the first nine months of 1994, CNA's stockholders' equity decreased by $739.7 million, or 14.0%, to approximately $4.6 billion. The major component of this change was a $676.8 million decline in unrealized net appreciation, primarily related to changes in market values of debt securities. Debt security carrying values are highly susceptible to changes in interest rates and were adversely affected as a general rise in interest rates occurred in the first nine months of 1994.

    For the first nine months of 1994, the statutory surplus of the property/casualty subsidiaries

                                     (24)

                          CNA FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-concluded

decreased 8.0% to approximately $3.3 billion. The decrease resulted from the aforementioned catastrophe losses and net realized investment losses. The statutory surplus of the life insurance subsidiaries remained at $1.0 billion.

Liquidity and Capital Resources:

    The liquidity requirements of CNA have been met primarily by funds generated from operations. The principal operating cash flow sources of CNA's property/casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

    For the first nine months of 1994, CNA's operating activities generated net cash flows of $745 million, compared to $964 million for the same period in 1993. The decrease in cash flows is due primarily to Fibreboard claim payments, catastrophe claim payments, and a decline in tax recoveries. Net cash flows are invested in marketable securities.
Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold, and the tax attributes of the various types of marketable investments.

    CNA and the insurance industry are exposed to an unknown amount of liability for environmental pollution, primarily related to toxic waste site clean-up. Refer to Note E of Notes to Consolidated Financial Statements for further discussion of environmental pollution exposures.

Accounting Standards:

    In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan." This Statement applies to financial statements for fiscal years beginning after December 15, 1994. In October 1994, the FASB issued SFAS 118, "Accounting by Creditors for Impairment of a Loan_Income Recognition and Disclosures" which amends SFAS 114. These Statements will not have a significant impact on CNA.

    In October 1994, the FASB issued SFAS 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This
Statement requires disclosures about derivative financial instruments -- futures, forward, swap, or option contracts, or other financial instruments with similar characteristics. This Statement is effective for financial statements issued for fiscal years ending after December 15, 1994. CNA will include the required disclosure in its 1994 Annual Report to Shareholders.

                                      (25)

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


(b)  REPORTS ON FORM 8-K:

       There were no reports on Form 8-K for the three months ended September 30, 1994.

                                      (26)

                          CNA FINANCIAL CORPORATION

                    PART II OTHER INFORMATION - Concluded


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CNA FINANCIAL CORPORATION
                                            -------------------------

Date:  November 11, 1994                    By: PETER E. JOKIEL
       -----------------                        ---------------------
                                                Peter E. Jokiel
                                                Senior Vice President and
                                                Chief Financial Officer
                                      (27)