Form 10-K
CNA FINANCIAL CORP
filed 1995-03-30
CIK 21175

------------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              --------------------
                                     FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE YEAR ENDED DECEMBER 31, 1994      COMMISSION FILE NUMBER 1-5823
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
        Common Stock                                   New York Stock Exchange
       with a par value                                 Chicago Stock Exchange
      of $2.50 per share                                Pacific Stock Exchange
                                 ------------------
            Securities registered pursuant to Section 12(g) of the Act:
                                       None
                                 ------------------
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No...

   As of March 1, 1995, 61,798,262 shares of common stock were outstanding and the aggregate market value of the common stock of CNA Financial Corporation held by non-affiliates was approximately $721 million.
                              DOCUMENTS INCORPORATED
                                   BY REFERENCE:
   Portions of the CNA Financial Corporation 1994 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

   Portions of the CNA Financial Corporation Annual Proxy Statement prepared for the 1995 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.
===============================================================================

                            CNA FINANCIAL CORPORATION
                                FORM 10-K REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1994


 Item                                                                     Page
Number                              PART I                               Number
------                                                                   ------

   1      Business ......................................................   3

   2      Properties ....................................................  16

   3      Legal Proceedings..............................................  16

   4      Submission of Matters to a Vote of Security Holders............  16


                                    PART II

   5      Market for the Registrant's Common Stock and
            Related Stockholder Matters..................................  16

   6      Selected Financial Data........................................  16

   7      Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................  16

   8      Financial Statements and Supplementary Data....................  16

   9      Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure ......................  16


                                    PART III

  10      Directors and Executive Officers of the Registrant ............  17

  11      Executive Compensation ........................................  17

  12      Security Ownership of Certain Beneficial Owners and Management.  17

  13      Certain Relationships and Related Transactions ................  17


                                    PART IV

  14      Financial Statements, Schedules, Exhibits, and Reports on
          Form 8-K.......................................................  17

                                  PART I
ITEM 1. BUSINESS

   CNA Financial Corporation and its consolidated subsidiaries (CNA) constitute the twelfth largest insurance company in the United States as measured by 1993 statutory premium volume. CNA was incorporated in 1967 as the parent company of Continental Casualty Company ("CCC"), incorporated in 1897, and Continental Assurance Company ("CAC") incorporated in 1911. In 1975, CAC became a wholly-owned subsidiary of CCC. CNA's property and casualty insurance operations are conducted by CCC and its property and casualty insurance affiliates, and its life insurance operations are conducted by CAC and its life insurance affiliate. CNA's principal business conducted through its insurance subsidiaries is insurance. As multiple-line insurers, the insurance companies underwrite property, casualty, life, and accident and health coverages. Their principal market for insurance is the United States. Foreign operations are not significant.

   In the fourth quarter of 1994, CNA reached an agreement to purchase the outstanding shares of common stock of The Continental Corporation
(CIC) under which CNA will acquire CIC through a cash merger for approximately $1.1 billion, or $20 per CIC share. The acquisition will create the third-largest U.S. property/casualty insurance group and make CNA the seventh-largest U.S. insurance organization. The acquisition will be accounted for as a purchase and, accordingly, CIC's results of operations will be included in CNA's consolidated results of operations for periods subsequent to the date of closing, which is expected to be in the second quarter of 1995. CNA and CIC are jointly seeking prompt regulatory approvals. The transaction closing is subject to the approvals of the Continental shareholders and state insurance regulators. The transaction is also subject to review by the Federal Trade Commission and the Department of Justice (which review has been completed). Until the required approvals are received and the acquisition is complete, the companies will continue to operate independently.

Competition

   All aspects of the insurance business are highly competitive. CNA's insurance operations compete with a large number of stock and mutual insurance companies and other entities for both producers and customers and must continuously allocate resources to refine and improve insurance products and services.

   There are approximately 3,900 companies that sell property/casualty insurance in the United States, about 900 of which operate in all or most states. CCC and its consolidated subsidiaries are ranked as the sixth largest property/casualty insurance organization based on statutory net premiums written in 1993.

   There are approximately 1,800 companies selling life insurance
(including health insurance and pension products) in the United States. CAC is ranked as the twenty-third largest life insurance organization based on consolidated statutory premium revenue in 1993.

Dividends by Insurance Subsidiaries

   The payment of dividends to CNA by its insurance affiliates without prior approval of the Illinois Insurance Department ("IID") is limited to formula amounts determined in accordance with the accounting practices prescribed or permitted by the IID. The current formula limits dividends, without approval of the insurance commissioner, to the greater of 10% of prior year statutory surplus or prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to date of payment. For 1995, approximately $336 million in dividends could be paid to CNA by its insurance affiliates without prior approval. The National Association of Insurance Commissioners ("NAIC") Financial Regulation Standards and Accreditation Committee approved the Illinois dividend formula as complying with the NAIC Model Dividend Law. All dividends must be reported to the insurance department within five business days of declaration and ten days prior to payment.

Regulation

   The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative power relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, maintaining guarantee funds, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports and regulating solvency and the type and amount of investments permitted. Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer.

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

   Insurers are also required by the states to provide coverage to risks which would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage which must be provided to such involuntary risks. CNA's insurance subsidiaries' share of these involuntary risks is generally a function of their respective share of the voluntary market by line of insurance in each state.

   In recent years, insolvencies of a few large insurers previously believed to be on solid financial ground by many rating agencies and state regulators led to increased scrutiny of state regulated insurer solvency requirements by certain members of the U.S. Congress. Had Congress formally adopted initiatives in the 103rd Congress, insurers would have been subject to federal solvency regulation. In response to this challenge the National Association of Insurance Commissioners (NAIC) developed industry minimum Risk-Based Capital (RBC) requirements, established a formal state accreditation process designed to minimize the diversity of approved statutory accounting and actuarial practices, and has increased the annual statutory statement disclosure requirements.

   RBC requirements were first effective for life insurers in 1993 and for property and casualty insurers in 1994. The RBC formulas were designed to identify an insurer's minimum capital requirements based upon the inherent risks (e.g., asset default, credit and insurance) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding action that the state insurance departments should initiate. The level of capital adequacy below which insurance departments would take action is defined as the Company Action Level. As of December 31, 1994, all of CNA's life insurance affiliates and property/casualty domestic affiliates have adjusted capital amounts in excess of NAIC Company Action Levels.

   The NAIC established minimum capital requirements and also maintains the Insurance Regulatory Information System ("IRIS"), which assists the state insurance departments in overseeing the financial condition of both life and property/casualty insurers. These tests are in the form of ratios and have a range of results characterized as "usual" by the NAIC. The NAIC IRIS user guide regarding these ratios specifically states that "Falling outside the usual range is not considered a failing result..." and "...in some years it may not be unusual for financially sound companies to have several ratios with results outside the usual range." It is important, therefore, that IRIS ratio test results be reviewed carefully in conjunction with all other financial information.

   CCC had one IRIS ratio with an unusual value in 1994, three in 1993 and four in 1992. The ratio with an unusual value in 1994 is the two year overall operating ratio. The three IRIS ratios with unusual values in 1993 were the two year overall operating, investment yield, and the two year reserve development ratios. The four IRIS ratios with unusual values in 1992 were the two year overall operating, the change in surplus, and both the one and two year reserve development ratios. Catastrophe losses and reserve increases associated with Fibreboard Corporation litigation (see Note J to the Consolidated Financial Statements) recognized in 1992 and 1993 triggered the unusual values for the operating ratios generated in 1993 and 1994 and development ratios generated in 1993. Additionally, lower interest rates in the capital markets in 1993, coupled with a proportionately large short-term investment portfolio, triggered the unusual value for the investment yield ratio.

   CAC had no IRIS ratios with unusual values in 1994. CAC had two unusual values for IRIS ratios in 1993, net gain to total income and change in net written premium, and one unusual value for IRIS ratios in 1992, net gain to total income. CAC's reported statutory net income was adversely affected in both 1993 and 1992 by the transfer of significant realized capital gains to the Interest Maintenance Reserve and depressed investment earnings. The unusual value for the change in premium ratio primarily relates to decreases in the Separate Account annuity products fund deposits.

   Federal measures, which if reintroduced in the 104th Congress and enacted, would significantly affect the insurance business include proposals for directly regulating insurance company solvency as well as repeal of the McCarran-Ferguson Act, which exempts certain aspects of insurance from Federal regulation to the extent regulated by the states. The potential for Federal health care reform had been widely publicized and debated over the past year. Although legislative reforms failed in 1994, some health care reform could emerge in 1995. Such possible reforms include legislation affecting tort reform, medical malpractice, insurance market reforms and tax laws affecting health care and long term care benefits.

   Although the courts and legislatures are often asked to expand liability, there is a growing trend among business and professional organizations to wage campaigns, which in several instances have been successful, aimed at limiting their liability risks. Several states have adopted and some are considering "tort reform" measures which, among other things, limit non-economic and punitive damages and otherwise limit damage awards in product liability and malpractice cases. The U.S. House of Representatives has passed three bills providing for significant tort reform. The passage of these bills, in their present form, by the Senate is uncertain.

Reinsurance

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

   The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in Illinois, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. Such collateral totaled approximately $165 and $155 million at December 31, 1994 and 1993, respectively. CNA's largest recoverable, including prepaid reinsurance premiums was approximately $348 and $484 million with Lloyd's of London at December 31, 1994 and 1993, respectively.

Employee Relations

   CNA has approximately 15,600 employees and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes.

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

   The individual life products currently being marketed consist primarily of term, universal life and participating policies. Included in the universal life category is a salary allotment product marketed through employers as a supplement to employers' benefit plans. Premiums are collected from employees through payroll deduction. The individual accident and health policies currently being marketed are long-term disability products. Individual annuity products are primarily periodic payment plans.

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

   CNA's products are designed and priced using assumptions management believes to be reasonably conservative for mortality, morbidity, persistency, expense levels and investment results. Underwriting practices that management believes are prudent are followed in selecting the risks that will be insured. Further, actual experience related to pricing assumptions is monitored closely so that prospective adjustments to these assumptions may be implemented as necessary. CNA mitigates the risk related to persistency by including contractual surrender charge provisions in its ordinary life and annuity policies in the first five to ten years, thus providing for the recovery of acquisition expenses. The investment portfolios supporting interest sensitive products, including universal life and individual annuities, are managed as a separate portfolio to minimize liquidity and interest rate risk.

   Profitability in the health insurance business continues to be impacted by intense competition and rising medical costs. CNA has aggressively pursued expense reduction through increases in automation and other productivity improvements. Further, increasing costs of health care have resulted in a continued market shift away from traditional forms of health coverage toward managed care products and experience-rated plans. CNA's ability to compete in this market will be increasingly dependent on its ability to control costs through managed care techniques, innovation, and quality customer-focused service in order to properly position CNA in the evolving health care environment.

   Although the Federal Government's proposed comprehensive health care reform failed to be enacted in 1994, some health care initiatives could emerge in 1995. Such possible reforms include legislation affecting tort reform, medical malpractice, insurance market reforms and tax laws affecting health care and long term care benefits. CNA has urged a meaningful role for the private sector in any proposed plan. The present health care system is clearly in need of reform, and CNA has emphasized that the competitive strengths of the insurance industry must be an integral part of a workable solution.

   The following table sets forth supplemental data for the life insurance business:

------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                                       1994         1993        1992        1991        1990
(In millions of dollars)
------------------------------------------------------------------------------------------------------------------------------------
INDIVIDUAL PREMIUMS
  Life and annuities....................................................  $  369.4     $  312.1    $  294.7    $  287.9    $  239.5
  Accident and health...................................................      32.6         30.9        27.1        24.3        21.1
                                                                           -------      -------     -------     -------     -------
                                                                          $  402.0     $  343.0    $  321.8    $  312.2    $  260.6
                                                                           =======      =======      ======      ======      ======

GROUP PREMIUMS
  Life..................................................................  $  138.7     $  107.2    $  100.7    $   90.8    $   82.6
  Accident and health (a)...............................................   2,111.2      1,983.0     1,957.5     1,887.0     1,713.3
  Annuities.............................................................      26.3          9.0        57.7        24.3        51.6
                                                                           -------      -------     -------     -------     -------
                                                                          $2,276.2     $2,099.2    $2,115.9    $2,002.1    $1,847.5
                                                                           =======      =======     =======     =======     =======

NET INVESTMENT INCOME AND OTHER INCOME
  Individual............................................................  $  193.8     $  154.2    $  163.0    $  162.5    $  162.2
  Group.................................................................     166.4        142.8       156.6       185.4       188.8
                                                                           -------      -------     -------     -------     -------
                                                                          $  360.2     $  297.0    $  319.6    $  347.9    $  351.0
                                                                           =======      =======     =======     =======     =======

INCOME EXCLUDING REALIZED CAPITAL GAINS, BEFORE INCOME TAX
  Individual............................................................  $   47.3     $   14.5    $   22.5    $   13.8    $   15.3
  Group.................................................................      87.1         51.9        56.1        76.0        76.2
                                                                           -------      -------     -------     -------     -------
                                                                          $  134.4     $   66.4    $   78.6    $   89.8    $   91.5
                                                                           =======      =======     =======     =======     =======

GROSS LIFE INSURANCE IN FORCE
  Individual (b)........................................................  $ 80,560     $ 76,835    $ 75,569    $ 71,539    $ 68,095
  Group.................................................................    46,873       35,413      29,643      27,139      21,167
                                                                           -------      -------     -------     -------     -------
                                                                          $127,433     $112,248    $105,212    $ 98,678    $ 89,262
                                                                           =======      =======     =======     =======     =======

OTHER DATA - Statutory basis (c)
  Capital and surplus...................................................  $1,054.6     $1,022.0    $1,003.0    $  968.4    $  848.8
  Capital and surplus-percent of
   total liabilities (as defined).......................................      29.4%        30.1%       33.4%       29.9%       26.4%
  Participating policyholders'-percent of gross life insurance in force.       0.9          1.1         1.2         1.6         1.5
------------------------------------------------------------------------------------------------------------------------------------

   (a) Group accident and health premiums include contracts involving U.S. government employees and their dependents amounting to approximately $1.8, $1.7, $1.6, $1.5, and $1.3 billion in 1994, 1993, 1992, 1991 and
1990, respectively.

   (b) Lapse ratios as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in force were 9.7%, 9.7%, 8.6%, 10.4%, and 11.4%, in 1994, 1993, 1992, 1991, and 1990,
respectively.

   (c) Other Data is determined on the basis of statutory accounting principles and reflects capital contributions from Continental Casualty Company of $100 million in 1990. Life insurance subsidiaries have received, or will receive, reimbursement from CNA for general management and administrative expenses and investment expenses in the amounts of $24.7, $25.6, $24.5, $25.7, and $25.0 million in 1994, 1993, 1992, 1991 and 1990, respectively. Statutory capital and surplus as a percent of total liabilities is determined after excluding Separate Account liabilities and reclassifying the Asset Valuation and Interest Maintenance Reserves (statutorily defined and created reserves) as surplus.

Annuities and Guaranteed Investment Contracts
---------------------------------------------

   CAC writes the majority of its annuities and guaranteed investment contracts ("GIC's") in a fixed Separate Account, which is permitted by Illinois insurance statutes. CAC guarantees principal and a specified return to GIC contractholders. This guarantee affords the contractholders additional security, in the form of CAC's general account surplus, which supports any principal and/or guaranteed interest payment shortfalls of the Separate Account.

   CNA manages the liquidity and interest rate risks on the GIC portfolio by matching the GIC assets and liabilities on the basis of duration and maintaining market value surrender adjustments on the majority of the contracts.

   The table below shows a comparison of the duration of assets and liabilities, the investment yield, the weighted average interest crediting rates and withdrawal characteristics of the GIC portfolio.

--------------------------------------------------------------------------------------------------------------------
December 31                                                                              1994      1993      1992
--------------------------------------------------------------------------------------------------------------------
Duration in years:
  Assets .............................................................................   3.23      2.68      3.04
  Liabilities.........................................................................   2.99      2.73      2.69
                                                                                         ----      ----      ----
  Mismatch ...........................................................................   0.24     (0.05)     0.35
                                                                                         ====      ====      ====

Weighted average investment yield.....................................................   7.67%     7.11%     8.05%
Weighted average interest crediting rates.............................................   7.53%     7.74%     8.32%

Withdrawal characteristics:
 With market value adjustment.........................................................     79%       81%       83%
 Non-withdrawable.....................................................................     15        13        12
 Without market value adjustment......................................................      6         6         5
--------------------------------------------------------------------------------------------------------------------
 Total                                                                                    100%      100%      100%
====================================================================================================================

   As shown above, the investment yield at December 31, 1994 was more than the average crediting rate. The investment yields at December 31, 1993 and 1992 were less than the average crediting rates. This resulted from the reinvestment of proceeds from security sales, that generated substantial gains, at rates that were lower than those of the securities sold. However, because the security sales created a larger asset base to reinvest, the aggregate future cash flows from interest and principal were substantially unchanged and sufficient to meet the product obligations.

Property/Casualty Business

   CNA's property/casualty operations market commercial and personal lines of property/casualty insurance through independent agents and brokers.

   CCC and its property/casualty insurance subsidiaries write primarily commercial lines coverages. Customers include large national corporations, small and medium-sized businesses, groups and associations, and professionals. Coverages are written primarily through traditional insurance contracts under which risk is transferred to the insurer. Many commercial account policies are written under retrospectively-rated contracts which are experience-rated. Premiums for such contracts may be adjusted, subject to limitations set by contract, based on loss experience of the insureds. Other experience-rated policies include provisions for adjustments to dividends based on loss experience. Experience-rated contracts reduce but do not eliminate risk to the insurer. Approximately 38% of CNA's property/casualty insurance is written on an experience-rated basis.

   CNA also provides loss control, policy administration and claim administration services under service contracts for fees. Such services are provided primarily in the workers' compensation market where retention of more risk by the employer through self-insurance or high-deductible programs has become increasingly prevalent.

   Commercial business includes such lines as workers' compensation, general liability, professional and specialty, multiple peril, and accident and health coverages. Professional and specialty coverages include liability coverage for architects and engineers, lawyers, accountants, medical and dental professionals; directors and officers liability; and other specialized coverages. CNA also assumes commercial risks from other insurers. The major components of CNA's commercial business are workers' compensation, general liability and professional and specialty coverages, which accounted for 26%, 18% and 15%, respectively, of 1994 premiums earned including premiums for involuntary risks on these lines of business. Premiums for involuntary risks result from mandatory participation in residual markets. CNA is required by the various states in which it does business to provide coverage for risks that would not otherwise be considered under CNA's underwriting standards. CNA's share of involuntary risks is generally a function of its share of the voluntary market by line of insurance in each state.

   CNA also markets personal lines of insurance, primarily automobile and homeowners coverages sold to individuals under monoline and package policies.

   The following table sets forth supplemental data for the property/casualty business:

-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                         1994          1993          1992           1991         1990
(In millions of dollars)
-----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PREMIUMS EARNED
  Workers' compensation...................................  $ 1,426.3     $ 1,501.5     $ 1,669.2      $ 1,920.4    $ 1,803.8
  General liability ......................................    1,261.1       1,154.5       1,176.0        1,292.6      1,250.7
  Professional and specialty..............................    1,010.1         798.9         741.5          763.9        786.3
  Reinsurance and other ..................................      773.5         712.2         556.0          482.0        448.2
  Accident and health ....................................      557.1         428.3         352.6          294.2        254.4
  Multiple peril..........................................      389.0         368.5         374.9          397.2        395.2
                                                              -------       -------       -------        -------      -------
                                                            $ 5,417.1     $ 4,963.9     $ 4,870.2      $ 5,150.3    $ 4,938.6
                                                              =======       =======       =======        =======      =======
PERSONAL PREMIUMS EARNED
  Personal lines packages ................................  $   562.5     $   510.7     $   447.3      $   335.6    $   225.2
  Monoline automobile and property coverages..............      314.2         343.5         395.0          470.7        493.0
  Accident and health ....................................       88.9          85.6          88.6           88.8         72.5
                                                              -------       -------       -------        -------      -------
                                                            $   965.6     $   939.8     $   930.9      $   895.1    $   790.7
                                                              =======       =======       =======        =======      =======
INVOLUNTARY RISKS PREMIUMS EARNED (a)
  Workers' compensation .................................   $   350.0     $   292.3     $   451.4      $   499.5    $   448.4
  Commercial passenger auto..............................        54.3          50.3          44.9           66.6         48.1
  Private passenger auto.................................        46.4          23.2          52.5           39.2         65.8
  Property and multiple peril ...........................         5.0           5.5           3.7            4.6          5.0
                                                              -------       -------       -------        -------      -------
                                                            $   455.7     $   371.3     $   552.5      $   609.9    $   567.3
                                                              =======       =======       =======        =======      =======
NET INVESTMENT INCOME AND OTHER INCOME
  Commercial.............................................   $ 1,145.2     $   979.8     $ 1,087.3      $ 1,131.3    $ 1,059.0
  Personal...............................................       177.6         156.1         165.3          160.1        137.3
  Involuntary risks......................................        88.1          75.7          83.6           78.5         58.7
                                                              -------       -------       -------        -------      -------
                                                            $ 1,410.9     $ 1,211.6     $ 1,336.2      $ 1,369.9    $ 1,255.0
                                                              =======       =======       =======        =======      =======
UNDERWRITING INCOME (LOSS)
  Commercial.............................................   $  (945.7)    $(1,535.6)    $(2,505.9)     $  (707.1)   $  (664.4)
  Personal...............................................      (185.2)        (99.7)       (152.8)        (172.1)      (123.6)
  Involuntary risks .....................................       (70.3)       (156.5)       (340.9)        (345.5)      (327.7)
                                                              -------       -------       -------        -------      -------
                                                            $(1,201.2)    $(1,791.8)    $(2,999.6)     $(1,224.7)   $(1,115.7)
                                                              =======       =======       =======        =======      =======

-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                         1994          1993          1992           1991         1990
(In millions of dollars)
-----------------------------------------------------------------------------------------------------------------------------------
TRADE RATIOS - GAAP BASIS (b)
  Loss ratio.............................................        81.9%         96.2%        116.7%          88.1%        88.2%
  Expense ratio .........................................        28.3          27.2          26.2           25.8         25.1
  Combined ratio (before policyholder dividends).........       110.2         123.4         142.9          113.9        113.3
  Policyholder dividend ratio ...........................         4.8           3.9           1.9            2.5          2.2

TRADE RATIOS - STATUTORY BASIS (b)
  Loss ratio.............................................        82.2%         96.4%        116.3%          88.2%        88.3%
  Expense ratio .........................................        27.8          27.1          25.6           25.6(*)      24.6
  Combined ratio (before policyholder dividends).........       110.0         123.5         141.9          113.8(*)     112.9
  Policyholder dividend ratio ...........................         3.8           3.1           2.4            2.7          2.1

OTHER DATA - STATUTORY BASIS (c)
  Capital and surplus ...................................   $ 3,367.3     $ 3,598.4     $ 3,135.8      $ 3,927.5    $ 3,146.9
  Written to surplus ratio...............................         2.0           1.7           2.0            1.7(*)       2.0
-----------------------------------------------------------------------------------------------------------------------------------

(*)In 1991, CNA changed its statutory method of accounting for property/casualty written premium on indeterminate premium products (policies subject to exposure audits). This new method defers the recognition of written premium and acquisition expenses generally until billed. The effect of this change in 1991 was a one-time reduction in written premium and related acquisition expenses of $864 million and $78 million, respectively. In order to provide comparability, the Other Data and Trade Ratios for 1991 shown above do not reflect the one-time impact of this statutory accounting change.

   (a) Property/casualty involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers and other involuntary charges.

   (b) Trade ratios reflect the results of Continental Casualty Company and its property/casualty insurance subsidiaries. Trade ratios are industry measures of property/casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. Under generally accepted accounting principles, the expense ratio is the percentage of underwriting expenses, including the change in deferred acquisition costs, to premiums earned. Under statutory accounting principles, the expense ratio is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio is the sum of the loss and expense ratios. The policyholder dividend ratio is the ratio of dividends incurred to premiums earned.

   (c) Other Data is determined on the basis of statutory accounting principles and reflects capital contributions from CNA of $475 million in 1993 and $120 million in 1990. In addition, dividends of $175 million, $150 million, $100 million and $130 million were paid to CNA by Continental Casualty Company in 1994, 1993, 1992 and 1991, respectively. Property/casualty insurance subsidiaries have received, or will receive, reimbursement from CNA for general management and administrative expenses, unallocated loss adjustment expenses and investment expenses in the amounts of $169.6, $167.5, $141.1, $133.8, and $128.1 million in
1994, 1993, 1992, 1991 and 1990, respectively.

   The following table displays the distribution of domestic written premium by state:

-------------------------------------------------------------------
GROSS WRITTEN PREMIUM BY STATE                   % OF TOTAL
                                          -------------------------
YEAR ENDED DECEMBER 31                    1994     1993     1992
-------------------------------------------------------------------
California..............................  11.4     12.1     11.8
New York................................   8.6      8.4      8.0
Texas...................................   6.5      6.2      5.7
Pennsylvania............................   5.7      5.9      6.1
Illinois................................   4.9      5.1      5.1
Florida.................................   4.6      4.1      3.3
New Jersey..............................   3.2      3.3      3.1
All other states (a)....................  43.2     43.1     41.5
Reinsurance assumed:
   Voluntary ...........................   5.9      6.9      7.9
   Involuntary .........................   6.0      4.9      7.5
                                         -----    -----    -----
                                         100.0    100.0    100.0
===================================================================
(a) No other state accounts for more than 3.0% of gross
    written premium.

   The growth and profitability of CNA's property/casualty insurance business is dependent on many factors, including competitive and regulatory influences, the efficiency and costs of operations, underwriting quality, the level of natural disasters, and investment results.

   In recent years, CNA's growth and earnings have been impacted by a prolonged cycle of inadequate commercial lines pricing. CNA has intensified efforts in the political sphere to achieve a more predictable and equitable insurance marketing climate. Among CNA's marketing strategies are to emphasize responsible pricing over premium growth and to aggressively adapt to changes in certain markets such as those in which self-insurance has become important. CNA has also initiated wide-scale cost management measures. CNA has continued actions to reduce or stabilize the costs of doing business, including costs of health care, fraud and tort liability. Programs include managed health care programs and intensified efforts of fighting fraud.

   The workers' compensation line has improved steadily since 1992. Legislative reforms have cut costs in some states, residual market losses have dropped, and the insurance regulators have sharpened their focus on workers' compensation fraud.

Property/Casualty Claim and Claim Expenses

   Property/casualty claim and claim expense reserves, except reserves for structured settlements, workers' compensation lifetime claims and accident and health disability claims are based on (a) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations, (b) estimates of unreported losses based upon past experience, (c) estimates of assumed insurance,
(d) estimates of future expenses to be incurred in settlement of claims and (e) estimates of claim recoveries. In establishing these estimates, consideration is given to current conditions and trends as well as past Company and industry experience. The schedule on page 9 provides information on mix of business.

   Structured settlements have been negotiated for claims on certain property/casualty insurance policies. Structured settlements are agreements to provide periodic payments to claimants, which are fixed and determinable as to the amount and time of payment. Certain structured settlements are funded by annuities purchased from Continental Assurance Company. Related annuity obligations are carried in future policy benefits reserves. Obligations for structured settlements not funded by annuities are carried at discounted values which approximate the alternative cost of annuity purchases. Such reserves, discounted at interest rates ranging from 6.25% to 7.5%, totaled $839.0 million and $748.9 million at December 31, 1994 and 1993, respectively. Ultimate payouts under all structured settlements, funded or unfunded, at December 31, 1994 and, 1993 will approximate $2.4 billion and $2.2 billion, respectively.

   In 1992, CNA changed its accounting for claim reserves related to workers' compensation lifetime claims and accident and health disability claims. Reserving practices under both statutory and generally accepted accounting principles allow discounting of reserves for fixed and determinable claim obligations. Reserve discounting for these types of claims is common industry practice. These claim reserves are discounted at interest rates ranging from 3.5% to 6.0% with mortality and morbidity assumptions reflecting current industry experience. At December 31, 1994 and 1993, such discounted reserves totaled $1,115 million and $970 million, respectively. Ultimate payouts for these claims are estimated to be $1.5 billion and $1.4 billion at December 31, 1994 and 1993, respectively.

   Claim and claim expense reserves are based on estimates, and the ultimate liability may vary significantly from such estimates. CNA regularly reviews its reserves, and any adjustments that are made to the reserves are reflected in operating income in the period such adjustments become apparent.

   The retention limits of CNA as a result of reinsurance of its property/casualty business vary by type of coverage and are based on individual risks underwritten. In general, retention limits have been increased. See additional discussion of reinsurance in Notes G and K to the Consolidated Financial Statements.

Asbestos-related and Environmental Pollution Claims
---------------------------------------------------

   Reserves include estimated amounts for exposures to asbestos-related and environmental pollution claims. Reserving for such claims involves significant uncertainties for both CNA and the industry, characterized by complex and costly litigation and further compounded by the tendency of the courts to broadly interpret contracts beyond their original intent.

   A summary of asbestos-related and environmental pollution claim and claim expense activity follows:

---------------------------------------------------------------------------------------
                                                CLAIM AND CLAIM EXPENSE
                                   ----------------------------------------------------
                                      RESERVES, NET OF
                                        REINSURANCE                   PAYMENTS
                                         DECEMBER 31            YEAR ENDED DECEMBER 31
                                      ----------------         ------------------------
(In millions of dollars)              1994       1993           1994     1993      1992
---------------------------------------------------------------------------------------
Asbestos-related.................    $1,939     $2,080         $178     $204      $112
Environmental pollution..........       506        433          107       72        38
                                      -----      -----          ---      ---       ---
    Total........................    $2,445     $2,513         $285     $276      $150
=======================================================================================

   A major portion of CNA's asbestos-related claim exposure involves litigation with Fibreboard Corporation, as discussed in Note J to the Consolidated Financial Statements. Adverse reserve development for asbestos-related claims totaled $37 million, $601 million, and $1.689 billion in 1994, 1993 and 1992, respectively, which include approximately $500 million and $1.5 billion related to Fibreboard for 1993 and 1992, respectively.

   Potential exposures also exist for claims involving environmental pollution including toxic waste clean-up. Environmental pollution clean-up is the subject of both Federal and state regulation. By some estimates there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. CNA has not attributed any reinsurance to reserves for unreported environmental pollution claims. The reserves in the table above are net of reinsurance recoverables of $3 million and $5 million at December 31, 1994 and 1993, respectively. Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be.

Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail claims, such as general liability and professional liability claims.

Reserve Development
-------------------

   The table below provides a reconciliation between beginning and ending claim and claim expense reserve balances for 1994, 1993 and 1992. Not included in the table below is premium development related to certain insurance policies subject to retroactive premium adjustments which are based on various factors including loss experience. As a result, CNA also recorded premium and dividend related development to prior years (increasing (decreasing) premium) of $(29), $(127) and $50 million in 1994, 1993 and 1992, respectively.

-------------------------------------------------------------------------------------------------------
CHANGES IN RESERVES FOR PROPERTY/CASUALTY
CLAIM AND CLAIM EXPENSES
YEAR ENDED DECEMBER 31                                                    1994      1993      1992
(In millions of dollars)
-------------------------------------------------------------------------------------------------------
Reserves at beginning of year:
 Gross...............................................................    $20,812   $20,034   $17,712
 Ceded reinsurance...................................................      2,491     2,867     3,297
                                                                          ------    ------    ------
   Net...............................................................     18,321    17,167    14,415
                                                                          ------    ------    ------

Net incurred claim and claim expenses:
 Provision for insured events of current year........................      5,611     5,388     5,708
 Increase (decrease) in provision for insured events of prior years*.        (71)      590     1,617
 Amortization of discounts...........................................        100        94       104
                                                                          ------    ------    ------

   Total net incurred ...............................................      5,640     6,072     7,429
                                                                          ------    ------    ------

Net payments:

 Attributable to current year events.................................      1,388     1,202     1,260
 Attributable to prior year events...................................      3,629     3,706     3,411
 Amortization of discounts...........................................         10        10         6
                                                                          ------    ------    ------

   Total net payments ...............................................      5,027     4,918     4,677
                                                                          ------    ------    ------

Net reserves at end of year .........................................    $18,934   $18,321   $17,167
                                                                          ======    ======    ======

-------------------------------------------------------------------------------------------------------
CHANGES IN RESERVES FOR PROPERTY/CASUALTY
CLAIM AND CLAIM EXPENSES
YEAR ENDED DECEMBER 31                                                    1994      1993      1992
(In millions of dollars)
-------------------------------------------------------------------------------------------------------

Gross reserves at beginning of year .................................    $20,812   $20,034   $17,712
                                                                          ------    ------    ------
Gross incurred claim and claim expenses:
 Provision for insured events of current year .......................      6,125     5,817     6,382
 Increase in provision for insured events of prior years.............        213       305     1,487
 Amortization of discounts...........................................        100        94       104
                                                                          ------    ------    ------

   Total gross incurred .............................................      6,438     6,216     7,973
                                                                          ------    ------    ------

Gross payments:

 Attributable to current year events.................................      1,468     1,278     1,348
 Attributable to prior year events...................................      4,133     4,150     4,297
 Amortization of discounts...........................................         10        10         6
                                                                          ------    ------    ------

   Total gross payments .............................................      5,611     5,438     5,651
                                                                          ------    ------    ------
-------------------------------------------------------------------------------------------------------
Gross reserves at end of year                                            $21,639   $20,812   $20,034
=======================================================================================================
*Includes $500 and $1,500 for Fibreboard in 1993 and 1992, respectively.
 See Note J to the Consolidated Financial Statements in the Annual Report
 to Shareholders.

   The loss reserve development table below illustrates the change over time of reserves established for property/casualty claims and claims expense at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of CNA's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether of not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

   The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

-----------------------------------------------------------------------------------------------------------------------------------
SCHEDULE OF PROPERTY/CASUALTY
LOSS RESERVE DEVELOPMENT
CALENDAR YEAR ENDED                    1984    1985    1986    1987    1988    1989    1990    1991    1992    1993     1994
(In millions of dollars)
-----------------------------------------------------------------------------------------------------------------------------------
Gross reserves for unpaid claim
 and claim expenses.................. $ -     $ -     $  -    $  -    $  -    $  -    $16,530 $17,712 $20,034 $20,812  $21,639
Ceded recoverable....................   -       -        -       -       -       -      3,440   3,297   2,867   2,491    2,705
                                      ------  ------   ------  ------  ------  ------  ------  ------  ------  ------   ------
Net reserves for unpaid claim
 and claim expenses..................  3,931   4,873    6,243   8,045   9,552  11,267  13,090  14,415  17,167  18,321   18,934
                                      ------  ------   ------  ------  ------  ------  ------  ------  ------  ------   ------
NET PAID (CUMULATIVE) AS OF:

One year later ......................  1,330   1,594    1,335   1,763   2,040   2,670   3,285   3,411   3,706   3,629     -
Two years later......................  1,936   2,932    2,383   2,961   3,622   4,724   5,623   6,024   6,354    -        -
Three years later....................  2,493   3,022    3,197   4,031   4,977   6,294   7,490   7,946    -       -        -
Four years later ....................  2,963   3,642    3,963   5,007   6,078   7,534   8,845    -       -       -        -
Five years later ....................  3,407   4,175    4,736   5,801   6,960   8,485    -       -       -       -        -
Six years later......................  3,766   4,735    5,339   6,476   7,682    -       -       -       -       -        -
Seven years later....................  4,156   5,233    5,880   7,061    -       -       -       -       -       -        -
Eight years later....................  4,512   5,668    6,382    -       -       -       -       -       -       -        -
Nine years later ....................  4,901   6,116     -       -       -       -       -       -       -       -        -
Ten years later......................  5,291    -        -       -       -       -       -       -       -       -        -

-----------------------------------------------------------------------------------------------------------------------------------
SCHEDULE OF PROPERTY/CASUALTY
LOSS RESERVE DEVELOPMENT
CALENDAR YEAR ENDED                    1984    1985    1986    1987    1988    1989    1990    1991    1992    1993     1994
(In millions of dollars)
-----------------------------------------------------------------------------------------------------------------------------------

NET RESERVES REESTIMATED AS OF:

End of initial year..................  3,931   4,873    6,243   8,045   9,552  11,267  13,090  14,415  17,167  18,321   18,934
One year later ......................  3,985   5,047    6,642   8,086   9,737  11,336  12,984  16,032  17,757  18,250     -
Two years later......................  4,122   5,573    6,763   8,345   9,781  11,371  14,693  16,810  17,728    -        -
Three years later....................  4,659   5,788    6,989   8,424   9,796  13,098  15,737  16,944    -       -        -
Four years later ....................  4,855   6,170    7,166   8,516  11,471  14,118  15,977    -       -       -        -
Five years later ....................  5,171   6,422    7,314  10,196  12,496  14,395    -       -       -       -        -
Six years later......................  5,395   6,566    9,022  11,239  12,742    -       -       -       -       -        -
Seven years later....................  5,486   8,317   10,070  11,480    -       -       -       -       -       -        -
Eight years later....................  7,215   9,365   10,317    -       -       -       -       -       -       -        -
Nine years later ....................  8,270   9,635     -       -       -       -       -       -       -       -        -
Ten years later......................  8,524    -        -       -       -       -       -       -       -       -        -
                                      ------  ------   ------  ------  ------  ------  ------  ------  ------  ------   ------
  Total net (deficiency) redundancy.. (4,593) (4,762)  (4,074) (3,435) (3,190) (3,128) (2,887) (2,529)   (561)     71     -
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Reconciliation to Gross Reestimated
 Reserves:
Net reserves reestimated.............                                                  15,977  16,944  17,728  18,250     -
Reestimated ceded recoverable........                                                   3,466   3,293   2,828   2,775     -
                                      ------  ------  ------   ------  ------  ------  ------  ------  ------  ------   ------
  Total gross reestimated reserves                                                     19,443  20,237  20,556  21,025     -
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Net (Deficiency) Redundancy Related to:
Asbestos-related claims.............. (2,653) (2,682)  (2,718) (2,670) (2,612) (2,512) (2,374) (2,326)   (637)    (37)    -
Environmental pollution claims.......   (777)   (778)    (778)   (763)   (757)   (730)   (719)   (673)   (626)   (180)    -
Other................................ (1,163) (1,302)    (578)     (2)    179     114     206     470     702     288     -
                                      ------  ------   ------  ------  ------  ------  ------  ------  ------  ------   ------
  Total net (deficiency) redundancy.. (4,593) (4,762)  (4,074) (3,435) (3,190) (3,128) (2,887) (2,529)   (561)     71     -
-----------------------------------------------------------------------------------------------------------------------------------

   Most of CNA's unfavorable reserve development has been due to asbestos-related and environmental pollution claims. A discussion of CNA's litigation with Fibreboard Corporation regarding asbestos-related bodily injury claims can be found in Note J to the Consolidated
Financial Statements in the Annual Report to Shareholders.

Investments

   CNA's general account investment portfolio is managed to maximize after-tax investment return, while minimizing credit risks with investments concentrated in high quality securities to support its insurance underwriting operations. At December 31, 1994, approximately 14% of CNA's general account portfolio is invested in long-term state and municipal bonds in order to maximize after-tax yield and provide for a more stable yield on the portfolio with a higher quality of investment than may otherwise be available.

   CNA has the capacity to hold its fixed income portfolio to maturity. However, securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, or other similar factors. Accordingly, the fixed income securities are classified as available-for-sale. CNA's portfolio is managed based on the following investment strategies: i) diversification is used to limit exposures to any one issue or issuer, and ii) in general, the public market is used in order to provide liquidity.

   Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, principally anticipated claim payments. At December 31, 1994, short-term investments primarily consisted of U.S. treasury bills and high-grade commercial paper. The major components of the short-term investment portfolio were $2.5 billion of collateral for securities sold under agreements to repurchase, $1.0 billion in an escrow account (see Note A to the Consolidated Financial Statements) and approximately $1.5 billion of other short-term investments.

   The following summarizes CNA's distrbution of general account investments:

--------------------------------------------------------------------------------
DISTRIBUTION OF INVESTMENTS - GENERAL ACCOUNT
DECEMBER 31                                     1994*     1993*     1992
(In millions of dollars)
--------------------------------------------------------------------------------
Fixed maturities:
   Tax-exempt bonds ........................   $ 3,770   $ 5,015   $ 9,502
   Taxable bonds............................    16,629    12,145     7,286
   Redeemable preferred stocks..............       429       448       568
Equity securities:
   Common stocks............................       755       508       348
   Non-redeemable preferred stocks..........         -         -         9
Mortgage loans and real estate..............        47        62        89
Policy loans ...............................       176       174       179
Other invested assets.......................       101        67        53
Short-term investments .....................     5,036     6,944     4,444
--------------------------------------------------------------------------------
   Total investments at carrying value         $26,943   $25,363   $22,478
================================================================================
*Fixed maturity securities are reported at fair value in 1994 and 1993 in the Annual Report.

   CNA's general account fixed income portfolio has consistently been of high quality as illustrated in the following table using the Standard & Poor's ratings convention (see Note on page 15).

------------------------------------------------------------------
BOND PORTFOLIO QUALITY - GENERAL ACCOUNT
DECEMBER 31                                 1994   1993   1992
------------------------------------------------------------------
AAA......................................    82%    77%    73%
AA ......................................     6      8     10
A........................................     5      7     10
BBB......................................     2      5      3
Below BBB................................     5      3      4
------------------------------------------------------------------
  Total                                     100%   100%   100%
==================================================================

   CNA's Separate Account investment portfolio is managed to specifically support the underlying insurance products (see the discussion of annuities and GIC's in "Life Insurance" above). Approximately 88% or $5.2 billion of Separate Account investments are used to fund GIC's; the remaining investments are used to fund variable products.

Approximately 88% of the GIC investment portfolio is comprised of taxable fixed income securities. The quality of the GIC fixed income portfolio is as follows (see Note below):

------------------------------------------------------------------
BOND PORTFOLIO QUALITY - GIC PORTFOLIO
DECEMBER 31                                 1994   1993   1992
------------------------------------------------------------------
AAA......................................    49%    44%    50%
AA.......................................     5      6      9
A........................................    13     18     18
BBB......................................     9     13     10
Below BBB................................    24     19     13
------------------------------------------------------------------
  Total                                     100%   100%   100%
==================================================================

     Note: The bond ratings shown in the two tables above are primarily from Standard & Poor's (95% of the general account portfolio and 94% of the GIC portfolio in 1994). In the case of private placements and other unrated securities, comparable internal ratings are developed by CNA. These ratings are derived by management using available information on the issuer to assess the credit risk. Reference also may be made to similar instruments of the issuer that are rated by Standard & Poor's. In the case of unrated municipal bonds, an AAA rating may be assigned to issues with financial guarantee insurance.

   CNA actively manages its high yield bonds and maintains the level of such investments at prudent levels. In 1994, the level of high yield investments within the GIC portfolio increased $34 million to $1.102 billion at year end. This increase is a result of the relative attractiveness of the high yield investment market in comparison to other investment opportunities during the year. Although the level of high yield investments has increased, the components of the high yield portfolio have shifted toward lower risk issues, with B and BB rated bonds comprising 95% of the high yield portfolio at December 31, 1994, compared to 91% at the end of 1993 and 82% at the end of 1992. High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. Further, CNA's investment in real estate and mortgage loans amounted to less than one-half of one percent of its total assets, substantially below industry averages.

   At December 31, 1994 and 1993, high yield securities within the general and GIC portfolios were carried at fair value and amounted to $2.1 billion and $1.8 billion, respectively. Amortized cost exceeded market value for high yield securities by approximately $138 million at December 31, 1994 compared to December 31, 1993 when market value exceeded amortized cost by $72 million.

   Included in CNA's 1994 AAA-rated fixed income securities (general and GIC portfolios) are $4.6 billion of asset-backed securities, consisting of approximately 50% in collateralized mortgage obligations ("CMO's"), 34% in U.S. government agency issued pass-through certificates, and 16% in corporate asset-backed obligations. The majority of CMO's held are U.S. government agency issues which are actively traded in liquid markets and are priced monthly by broker-dealers. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. CNA generally does not invest in complex mortgage derivatives without readily ascertainable market prices.

ITEM 2. PROPERTIES

A. Home Office

   CNA Plaza, owned by Continental Assurance Company, is a 1,421,000 square foot office complex located at 333 S. Wabash, Chicago, Illinois. The forty-five story office building serves as the home office for CNA and its insurance subsidiaries. An adjacent building (a 614,000 square foot building located at 55 E. Jackson Blvd.), jointly owned by Continental Casualty Company and Continental Assurance Company, is partially situated on grounds under leases expiring in 2058. Approximately 35% of the adjacent building is rented to non-affiliates.

B. Field Offices

   CNA also maintains four regional offices and forty branch offices and processing centers in major cities throughout the United States. This office space is leased except for offices located in three CNA owned buildings.

ITEM 3. LEGAL PROCEEDINGS

   Incorporated herein by reference from Note J to the Consolidated Financial Statements in the 1994 Annual Report to Shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

   Incorporated herein by reference from page 73 of the 1994 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

   Incorporated herein by reference from page 2 of the 1994 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Incorporated herein by reference from pages 12 through 27 of the 1994 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Consolidated Balance Sheet - December 31, 1994 and 1993

   Statement of Consolidated Operations - Years Ended December 3l, 1994, 1993 and 1992

   Statement of Consolidated Stockholders' Equity - Years Ended
   December 31, 1994, 1993 and 1992

   Statement of Consolidated Cash Flows - Years Ended December 31, 1994, 1993 and 1992

   Notes to Consolidated Financial Statements

   Independent Auditors' Report

   The above Consolidated Financial Statements, the related Notes to the Consolidated Financial Statements and the Independent Auditors' Report are incorporated herein by reference from pages 28 through 72 of the 1994 Annual Report to Shareholders.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information required in Part III has been omitted as the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

                                  PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

                                                                        Page
  (a) 1. FINANCIAL STATEMENTS:                                         Number
                                                                       ------
         A separate index to the Consolidated Financial Statements
         is presented in Part II, Item 8...........................      16

  (a) 2. FINANCIAL STATEMENT SCHEDULES:

         Schedule I     Summary of Investments.....................      21

         Schedule II    Condensed Financial Information (Parent
                        Company)...................................      22

         Schedule III   Supplementary Insurance Information........      25

         Schedule IV    Reinsurance ...............................      26

         Schedule V     Valuation and Qualifying Accounts and
                        Reserves...................................      26

         Schedule VI    Supplemental Information Concerning
                        Property/Casualty Insurance Operations.....      27

         Other schedules are omitted because of the absence of con-ditions under which they are required or because the required information is provided in the Consolidated
         Financial Statements or notes thereto.

         Independent Auditors' Report .............................      28

                                  PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K (CONTINUED)

  (a) 3. EXHIBITS:

                                                                Exhibit
                      Description of Exhibit                    Number
                      ----------------------                    -------
     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession:

         Securities Purchase Agreement, dated as of
         December 6, 1994, by and between CNA Financial
         Corporation and The Continental Corporation (with
         exhibits thereto) (Exhibit 1 to Form 8-K dated
         December 9, 1994 incorporated herein by reference.)..   2.1

         Merger Agreement, dated as of December 6, 1994,
         by and among CNA Financial Corporation, Chicago
         Acquisition Corp. and The Continental Corporation
         (Exhibit 2 to Form 8-K dated December 9, 1994
         incorporated herein by reference.)...................    2.2

     (3) Articles of incorporation and by-laws:

         Certificate of Incorporation of CNA Financial
         Corporation, as amended May 6, 1987 (Exhibit 3.1
         to 1987 Form 10-K incorporated herein by reference.).    3.1

         By-Laws of CNA Financial Corporation, as amended
         May 4, 1994..........................................    3.2*

     (4) Instruments defining the rights of security holders, including indentures:

         CNA Financial Corporation hereby agrees to furnish
         to the Commission upon request copies of instruments
         with respect to long-term debt, pursuant to
         Item 601(b) (4) (iii) of Regulation S-K..............     -

                                  PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K (CONTINUED)

  (a) 3. EXHIBITS:

                                                                Exhibit
                      Description of Exhibit                    Number
                      ----------------------                    -------

    (10) Material contracts:

         Continental Casualty Company "CNA" Annual Incentive
         Bonus Plan Provisions................................   10.1*

         Employment Agreement between CNA Financial
         Corporation and Dennis H. Chookaszian, dated
         February 22, 1993 (Exhibit 10.1 to 1992 Form 10-K
         incorporated herein by reference.)...................   10.2

         Employment Agreement between CNA Financial
         Corporation and Philip L. Engel, dated February 22,
         1993 (Exhibit 10.2 to 1992 Form 10-K incorporated
         herein by reference.)...............................    10.3

         Continuing Services Agreement between CNA Financial
         Corporation and Edward J. Noha, dated February 27,
         1991 (Exhibit 6.0 to 1991 Form 8-K, filed March 18,
         1991, incorporated herein by reference.).............   10.4

         CNA Employees' Retirement Benefit Equalization Plan,
         as amended through January 1, 1993 (Exhibit 10.4 to
         1992 Form 10-K incorporated herein by reference.)....   10.5

         CNA Employees' Supplemental Savings Plan, as amended
         through January 1, 1993 (Exhibit 10.6 to 1992
         Form 10-K incorporated herein by reference.).........   10.6

                                  PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K (CONTINUED)

  (a) 3. EXHIBITS:

                                                                Exhibit
                      Description of Exhibit                    Number
                      ----------------------                    -------
    (10) Material contracts (continued):

         Federal Income Tax Allocation Agreement dated
         February 29, 1980 between CNA Financial Corporation
         and Loews Corporation (Exhibit 10.2 to 1987
         Form 10-K incorporated herein by reference.).........   10.7

         Agreement between Fibreboard Corporation and
         Continental Casualty Company, dated April 9, 1993
         (Exhibit A to 1993 Form 8-K filed April 12, 1993
         incorporated herein by reference.)...................   10.8

         Settlement Agreement entered into on October 12, 1993
         by and among Fibreboard Corporation, Continental
         Casualty Company, CNA Casualty of California,
         Columbia Casualty Company and Pacific Indemnity
         Company together the "Parties" (Exhibit 10.1 to
         September 30, 1993 Form 10-Q incorporated herein by
         reference.)..........................................   10.9

         Continental-Pacific Agreement entered into
         October 12, 1993 between Continental Casualty
         Company and Pacific Indemnity Company (Exhibit 10.2
         to September 30, 1993 Form 10-Q incorporated herein
         by reference.).......................................   10.10

         Global Settlement Agreement among Fibreboard
         Corporation, Continental Casualty Company, CNA
         Casualty Company of California, Columbia Casualty
         Company, Pacific Indemnity Company and the
         Settlement Class dated December 23, 1993
         (Exhibit 10.11 to 1993 Form 10-K incorporated
         herein by refernce...................................   10.11

         Glossary of Terms in Global Settlement Agreement,
         Trust Agreement, Trust Distribution Process and
         Defendant Class Settlement Agreement as of
         December 23, 1993 (Exhibit 10.12 to 1993 Form 10-K
         incorporated herein by reference.....................   10.12

         Fibreboard Asbestos Corporation Trust Agreement dated
         December 23, 1993 (Exhibit 10.13 to 1993 Form-K
         incorporated herein by reference.)...................   10.13

         Trust Distribution Process - Annex A to the Trust
         Agreement as of December 23, 1993 (Exhibit 10.14 to
         1993 Form 10-K incorporated herein by reference.)....   10.14

                                  PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K (CONTINUED)

  (a) 3. EXHIBITS:

                                                                Exhibit
                      Description of Exhibit                    Number
                      ----------------------                    -------

         Defendant Class Settlement Agreement dated
         December 22, 1993 (Exhibit 10.15 to 1993 Form-K
         incorporated herin by reference.)....................   10.15

         Escrow Agreement among Continental Casualty Company,
         Pacific Indemnity Company and The First National
         Bank of Chicago dated December 23, 1993 (Exhibit 10.16
         to 1993 Form 10-K incorporated herein by reference.)..  10.16

                                  PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K (CONTINUED)

  (a) 3. EXHIBITS:

                                                                Exhibit
                      Description of Exhibit                    Number
                      ----------------------                    -------

    (11) Computation of Net Income per Common Share...........   11.1*

    (12) Statements regarding computation of ratios:

         Computation of Ratio of Earnings to Fixed Charges....   12.1*

         Computation of Ratio of Net Income, As Adjusted,
         to Fixed Charges.....................................   12.2*

    (13) 1994 Annual Report...................................   13.1*

    (21) Subsidiaries of CNA..................................   21.1*

    (23) Consent of Deloitte & Touche LLP.....................   23.1*

    (27) Financial Data Schedule..............................   27*

    (28) Information from reports furnished to state insurance regulatory authorities:

         Property/Casualty Reserve Reconciliation-Statutory
         Basis to Generally Accepted Accounting Principles....   28.1*

         Schedule P from Continental Casualty Company's 1994
         Consolidated Annual Statutory Statement provided to
         state insurance regulatory authorities...............   28.2*

        *Filed herewith

     (b) REPORTS ON FORM 8-K:

         In a report on Form 8-K dated December 6, 1994, CNA issued a press release which stated that CNA and The Continental Corporation (Continental) signed an agreement under which CNA will acquire Continental through a cash merger for $1.1 billion.

         In a report on Form 8-K dated December 9, 1994, CNA through its Continental Casualty subsidiary, consummated its purchase of certain securities of the Continental Corporation ("Continental"), as contemplated by the Securities Purchase Agreement dated as of December 6, 1994, by and between the CNA and Continental, for cash consideration of $275 million.

                                                               SCHEDULE I

                            CNA FINANCIAL CORPORATION
                             SUMMARY OF INVESTMENTS

--------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31                                                 1994                                      1993
                                              -------------------------------------     --------------------------------------
                                                              MARKET      CARRYING                      MARKET       CARRYING
(In millions of dollars)                          COST         VALUE        VALUE          COST          VALUE         VALUE
--------------------------------------------------------------------------------------------------------------------------------
Fixed maturities available-for-sale:
 Bonds:
   United States government and
    government agencies and
    authorities-taxable ..................... $13,404.4    $12,704.2    $12,704.2      $ 8,551.5     $ 8,688.3     $ 8,688.3
   States, municipalities and political
    subdivisions-tax exempt..................   3,704.6      3,769.6      3,769.6        4,724.0       5,014.8       5,014.8
   Foreign governments and political
    subdivisions.............................     662.9        653.4        653.4          420.9         423.4         423.4
   Public utilities .........................     186.8        190.0        190.0          235.4         256.5         256.5
   Convertibles and bonds with warrants
    attached.................................     271.9        257.5        257.5          188.6         193.9         193.9
   All other corporate.......................   2,937.2      2,824.2      2,824.2        2,461.7       2,582.7       2,582.7
 Redeemable preferred stocks.................     419.3        428.8        428.8          444.6         448.0         448.0
                                               --------     --------     --------       --------      --------      --------
    Total fixed maturities available-for-sale  21,587.1     20,827.7     20,827.7       17,026.7      17,607.6      17,607.6
                                               --------     ========     --------       --------      ========      --------
Equity securities available-for-sale:
 Common stocks:
   Public utilities .........................      26.2         26.3         26.3           21.6          21.8          21.8
   Banks, trusts, and insurance companies....     134.6        129.0        129.0           57.8          56.7          56.7
   Industrial and other .....................     567.9        599.5        599.5          353.3         429.7         429.7
 Nonredeemable preferred stocks..............       7.6           -            -               -             -             -
                                               ----------   --------     --------       --------      --------      --------
    Total equity securities
     available-for-sale......................     736.3    $   754.8        754.8          432.7     $   508.2         508.2
                                               ----------   ========     --------       --------      ========      --------
Mortgage loans...............................      43.8                      43.8           57.6                        57.6
                                               ----------                --------       --------                    --------
Real estate:
 Investment properties.......................       6.3                       3.0            7.3                         3.9
 Acquired in satisfaction of debt............       0.2                       0.1            0.2                         0.1
                                               ----------                --------       --------                    --------
    Total real estate .......................       6.5                       3.1            7.5                         4.0
                                               ----------                --------       --------                    --------
Policy loans.................................     176.3                     176.3          174.0                       174.0
Other invested assets .......................     103.4                     101.1           69.2                        68.0
Short-term investments.......................   5,036.1                   5,036.1        6,944.0                     6,944.0
--------------------------------------------------------------------------------------------------------------------------------
    Total investments                         $27,689.5                 $26,942.9      $24,711.7                   $25,363.4
================================================================================================================================

                                                               SCHEDULE II

                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION

FINANCIAL POSITION
-------------------------------------------------------------------------------------------------
DECEMBER 31                                                             1994           1993
(In millions of dollars)
-------------------------------------------------------------------------------------------------
Assets:
Investments in subsidiaries .................................          $4,082.1       $5,410.0
Federal income taxes recoverable.............................              23.7           29.2
Deferred income taxes .......................................           1,475.2          974.6
Other .......................................................               3.8           29.8
                                                                        -------        -------
     Total assets ...........................................           5,584.8        6,443.6
                                                                        -------        -------

LIABILITIES:
Debt.........................................................             896.4          895.5
Amounts due to affiliates ...................................             112.0          136.9
Other .......................................................              30.5           30.1
                                                                        -------        -------
     Total liabilities.......................................           1,038.9        1,062.5

     Total stockholders' equity..............................           4,545.9        5,381.1
-------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $5,584.8       $6,443.6
=================================================================================================

RESULTS OF OPERATIONS
-------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                     1994         1993           1992
(In millions of dollars)
-------------------------------------------------------------------------------------------------
REVENUES:
Equity in income of subsidiaries before income tax:
  Operating income (loss) .............................   $ 389.1      $(467.6)       $(1,530.7)
  Realized investment gains (losses)...................    (220.1)       790.3            342.1
Net investment income .................................       0.3          1.7              2.5
Other .................................................      (3.7)        (3.5)             4.1
Realized investment gains (losses).....................     (37.0)        12.7             12.6
                                                            -----        -----          -------
                                                            128.6        333.6         (1,169.4)
                                                            -----        -----          -------

EXPENSES:
Administrative and general expenses ...................     193.1        198.9            169.5
Interest expense ......................................      69.6         41.3             36.1
                                                            -----        -----          -------
                                                            262.7        240.2            205.6
                                                            -----        -----          -------
     Income (loss) before income tax...................    (134.1)        93.4         (1,375.0)
Income tax benefit.....................................     170.6        174.1            712.5
                                                            -----        -----          -------
     Income (loss) before cumulative effect of
           accounting changes.......................         36.5        267.5           (662.5)
Cumulative effect on prior years of accounting changes:
  Income taxes.........................................        -            -             133.0
  Post retirement benefits other than pensions
      (net of income tax benefit of $32.8).............        -            -             (63.6)
  Discounting for certain workers' compensation and
      disability claim reserves
      (net of income tax expense of $135.2)............        -            -             262.5
-------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                                 $  36.5      $ 267.5        $  (330.6)
=================================================================================================
           See accompanying Notes to Condensed Financial Information.

                                                               SCHEDULE II
                                                               (CONTINUED)

                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION

CASH FLOW
--------------------------------------------------------------------------------------------------
DECEMBER 31                                                         1994       1993       1992
(In millions of dollars)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .............................................  $  36.5    $267.5     $(330.6)
                                                                     -----     -----       -----
  Adjustments to reconcile net income to net cash
  used in operating activities:
   Cumulative effect of accounting changes - Parent .............       -         -         18.6
   Equity in earnings of unconsolidated affiliates:
    Cumulative effect of accounting changes .....................       -         -       (350.5)
    Earnings before cumulative effect of accounting changes......    (98.0)   (349.5)      935.6
   Realized (gains) losses.......................................      0.3     (12.6)      (12.6)
   Changes in:
    Accrued investment income ...................................      1.1      (0.1)        0.2
    Federal income taxes.........................................      5.6      42.2       (78.7)
    Deferred income taxes .......................................   (115.0)   (124.3)     (293.4)
    Other, net...................................................    (23.6)    (17.7)       22.1
                                                                     -----     -----       -----
      Total adjustments .........................................   (229.6)   (462.0)      241.3
                                                                     -----     -----       -----
      NET CASH USED IN OPERATING ACTIVITIES .....................   (193.1)   (194.5)      (89.3)
                                                                     -----     -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed maturities ................................   (195.7)   (999.3)     (441.2)
   Proceeds from fixed maturities:
    Sales........................................................     19.6     984.5        92.2
    Maturities...................................................    192.4        -        396.1
   Net proceeds from the sale of equity securities...............      4.0        -           -
   Change in short-term investments..............................      1.1      47.6       (50.3)
   Change in other investments ..................................      2.3      (4.2)       24.2
   Capital contribution to Continental Casualty Company..........       -     (475.0)         -
   Other ........................................................     (1.0)       -           -
                                                                     -----     -----       -----
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES........     22.7    (446.4)       21.0
                                                                     -----     -----       -----

CASH FLOW
--------------------------------------------------------------------------------------------------
DECEMBER 31                                                         1994       1993       1992
(In millions of dollars)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to preferred shareholders......................     (4.5)     (4.0)       (4.7)
   Dividend from Continental Casualty Company....................    175.0     150.0       100.0
   Proceeds from issuance of long-term debt......................       -      494.9          -
   Principal payments on long-term debt..........................       -         -        (27.0)
                                                                     -----     -----       -----
      NET CASH PROVIDED BY FINANCING ACTIVITIES .................    170.5     640.9        68.3
                                                                     -----     -----       -----
      NET INCREASE (DECREASE) IN CASH ...........................      0.1        -           -
Cash at beginning of year .......................................       -         -           -
--------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                $   0.1    $   -      $    -
==================================================================================================

Supplemental disclosures of cash flow information:
  Cash received (paid):
   Interest expense .............................................  $ (70.5)   $(34.9)    $ (35.4)
   Federal income taxes .........................................     53.1     (54.2)       89.4
==================================================================================================
           See accompanying Notes to Condensed Financial Information.

                                                               SCHEDULE II
                                                               (CONTINUED)

                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION

                    NOTES TO CONDENSED FINANCIAL INFORMATION

a.  DEBT:
    --------------------------------------------------------------------------------------
    DECEMBER 31                                                  1994        1993
    (In millions of dollars)
    --------------------------------------------------------------------------------------
    Long-term debt:
    8.625% Senior Notes, due March 1, 1996 ...................  $249.4      $249.0
    8.875% Senior Notes, due March 1, 1998 ...................   148.8       148.6
    6.250% Senior Notes, due November 15, 2003 ...............   248.1       247.9
    7.250% Debenture, due November 15, 2023...................   247.1       247.0
    1.000% Urban Development Action Grant, due May 7, 2019....     3.0         3.0
    --------------------------------------------------------------------------------------
         Total                                                  $896.4      $895.5
    ======================================================================================

     In October 1993, a shelf registration statement was filed with the Securities and Exchange Commission which made $900 million of debt securities available for issuance from time to time. In addition, $100 million from a previous shelf registration remained available for issuance.

     In November 1993, CNA sold $250 million principal amount of 6.25% senior notes due 2003 and $250 million principal amount of 7.25% debentures due 2023 at effective rates per annum of 6.4% and 7.3%, respectively. An additional $500 million of securities and/or preferred stock is available for issuance under the shelf registration statement.

b. CNA has reimbursed, or will reimburse, its subsidiaries for general management and administrative expenses, unallocated loss adjustment expenses and investment expense in the amounts of $194.3 million, $193.1 million and $165.6 million in 1994, 1993, and 1992, respectively.

c. CNA contributed $475 millionin capital to Continental Casualty Company in 1993. There were no capital contributions by CNA in 1994 or 1992.

                           CNA FINANCIAL CORPORATION           SCHEDULE III
                     SUPPLEMENTARY INSURANCE INFORMATION

-----------------------------------------------------------------------------------------------------------------------------
                                                                 GROSS INSURANCE RESERVES**
                                                   --------------------------------------------------------------------------
                                                     CLAIM
                                    DEFERRED          AND         FUTURE                        POLICY-
                                   ACQUISITION       CLAIM        POLICY         UNEARNED       HOLDERS'
(In millions of dollars)              COSTS         EXPENSE      BENEFITS        PREMIUMS       FUNDS
-----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994
Property/Casualty:
  Commercial...................     $  395.2      $18,920.3     $   28.5       $2,129.1          $128.4
  Personal.....................        197.1        1,042.4        199.0          559.9              -
  Involuntary risks............           -         1,675.9           -             1.7              -
Life:
  Individual...................        427.3          145.2      2,414.9             -             31.7
  Group .......................          6.8          439.4        407.4             -            472.4
                                     -------       --------      -------        -------           -----
    CNA Insurance..............     $1,026.4       22,223.2     $3,049.8       $2,690.7          $632.5
                                     =======                     =======        =======           =====
Other and intercompany eliminations                   341.6
                                                   --------
                                                  $22,564.8
                                                   ========
DECEMBER 31, 1993
Property/Casualty:
  Commercial...................     $  371.9      $18,157.4     $   17.2       $2,001.2          $ 23.5
  Personal.....................        190.2        1,013.0        151.8          536.2              -
  Involuntary risks............           -         1,641.6           -            18.6              -
Life:
  Individual...................        416.7          143.6      2,178.0             -             32.0
  Group .......................          6.6          434.0        406.6             -            423.1
                                     -------       --------      -------        -------           -----
    CNA Insurance..............     $  985.4       21,389.6     $2,753.6       $2,556.0         $ 478.6
                                     =======                     =======        =======           =====
Other and intercompany eliminations                   280.6
                                                   --------
                                                  $21,670.2
                                                   ========
DECEMBER 31, 1992
Property/Casualty:
  Commercial...................     $  337.2      $17,286.0     $   10.5       $1,873.0          $ 69.1
  Personal.....................        170.3          990.3        114.9          529.4              -
  Involuntary risks............           -         1,757.3           -            22.7              -
Life:
  Individual...................        385.3          126.1      1,977.1             -             33.7
  Group .......................          7.3          421.1        418.1             -            435.5
                                     -------       --------      -------        -------           -----
    CNA Insurance..............     $  900.1       20,580.8     $2,520.6       $2,425.1          $538.3
                                     =======                     =======        =======           =====
Other and intercompany eliminations                   152.6
                                                   --------
                                                  $20,733.4
                                                   ========
-----------------------------------------------------------------------------------------------------------------------------
                            CNA FINANCIAL CORPORATION          SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION     (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                              AMORTIZATION
                                                                 INSURANCE         OF
                                        NET          NET        CLAIMS AND      DEFERRED       OTHER
                                      PREMIUM    INVESTMENT    POLICYHOLDERS'  ACQUISITION   OPERATING      PREMIUMS
(In millions of dollars)              REVENUE      INCOME         BENEFITS        COSTS       EXPENSES      WRITTEN
-----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994
Property/Casualty:
  Commercial...................     $5,417.1      $1,050.8      $4,845.8      $1,099.2     $  512.3       $5,488.7
  Personal.....................        965.7         101.5         833.2         229.6        164.1        1,037.3
  Involuntary risks............        455.7          88.1         339.6            -         186.4          438.7
Life:
  Individual...................        402.0         172.2         392.2          46.7        109.6             -
  Group .......................      2,276.2         138.4       2,092.9           2.0        260.6             -
                                     -------       -------       -------       -------      -------        -------
    CNA Insurance..............      9,516.7       1,551.0       8,503.7      $1,377.5      1,233.0       $6,964.7
                                                                               =======                     =======
Other and intercompany eliminations    (42.3)          0.2         (42.5)                       2.4
                                     -------        ------       -------                    -------
                                    $9,474.4      $1,551.2      $8,461.2*                  $1,235.4
                                     =======       =======       =======                    =======
DECEMBER 31, 1993
Property/Casualty:
  Commercial...................     $4,964.0      $  896.6      $5,171.9      $  951.2     $  459.7       $5,030.9
  Personal.....................        939.8          87.5         756.0         221.2        130.9          984.2
  Involuntary risks............        371.2          75.7         336.3            -         191.5          367.2
Life:
  Individual...................        343.0         142.8         362.2          25.5         95.0             -
  Group .......................      2,099.2         116.9       1,945.6           2.4        242.1             -
                                     -------       -------       -------       -------      -------        -------
    CNA Insurance..............      8,717.2       1,319.5       8,572.0      $1,200.3      1,119.2       $6,382.3
                                                                               =======                     =======
Other and intercompany eliminations    (28.4)         (5.2)        (28.6)                       0.5
                                     -------       -------       -------                    -------
                                    $8,688.8      $1,314.3      $8,543.4*                  $1,119.7
                                     =======       =======       =======                    =======
DECEMBER 31, 1992
Property/Casualty:
  Commercial...................     $4,870.2      $1,039.3      $6,140.8      $  820.2     $  463.8       $4,766.2
  Personal.....................        930.9         101.2         808.9         212.4        125.9          964.1
  Involuntary risks............        552.5          83.6         644.0            -         249.4          555.9
Life:
  Individual...................        321.8         150.6         321.8          40.7         99.7             -
  Group .......................      2,115.9         132.9       1,966.5           1.2        248.6             -
                                     -------       -------       -------       -------      -------        -------
    CNA Insurance..............      8,791.3       1,507.6       9,882.0      $1,074.5      1,187.4       $6,286.2
                                                                               =======                     =======
Other and intercompany eliminations    (23.3)          1.1         (23.5)                      (0.9)
                                     -------       -------       -------                    -------
                                    $8,768.0      $1,508.7      $9,858.5*                  $1,186.5
                                     =======       =======       =======                    =======
=============================================================================================================================

 *Excludes participating policyholders' interest related to realized investment gains (losses) of $10.9, $(13.1), and $(12.1) in 1994, 1993 and 1992, respectively.
**1992 has been restated to conform to the classifications followed in 1993 and 1994 upon adoption of SFAS 113.

                                                               SCHEDULE IV

                            CNA FINANCIAL CORPORATION
                                  REINSURANCE

   The effects of reinsurance on premium revenues are shown in the following schedule:

----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                       EARNED PREMIUMS               ASSUMED/
                                                 -------------------------------------       NET
(In millions of dollars)                         DIRECT      CEDED     ASSUMED     NET        %
----------------------------------------------------------------------------------------------------
1994
 Life..........................................  $  408      $ 23      $  107    $  492      21.7%
 Accident and health...........................   2,678        45         158     2,791       5.7
 Property and casualty.........................   5,601       661       1,251     6,191      20.2
                                                  -----       ---       -----     -----
  Total premiums...............................  $8,687      $729      $1,516    $9,474      16.0
                                                  =====       ===       =====     =====
1993
 Life..........................................  $  312      $ 20      $  108    $  400      27.0%
 Accident and health...........................   2,413        32         149     2,530       5.9
 Property and casualty.........................   5,228       496       1,027     5,759      17.8
                                                  -----       ---       -----     -----
  Total premiums...............................  $7,953      $548      $1,284    $8,689      14.8
                                                  =====       ===       =====     =====
1992
 Life..........................................  $  336      $ 21      $  115    $  430      26.7%
 Accident and health...........................   2,287        33         173     2,427       7.1
 Property and casualty.........................   5,324       475       1,062     5,911      18.0
                                                  -----       ---       -----     -----
  Total premiums...............................  $7,947      $529      $1,350    $8,768      15.4
                                                  =====       ===       =====     =====
----------------------------------------------------------------------------------------------------

   The impact of reinsurance on life insurance in-force is shown in the following schedule:

----------------------------------------------------------------------------------------------------
                                                         LIFE INSURANCE IN-FORCE            ASSUMED/
                                                 -------------------------------------        NET
(In millions if dollars)                         DIRECT      CEDED     ASSUMED     NET         %
----------------------------------------------------------------------------------------------------
December 31, 1994 .............................  $75,419     $5,953    $52,014   $121,480    42.8%
December 31, 1993 .............................   58,978      5,713     53,270    106,535    50.0
December 31, 1992 .............................   53,869      5,146     51,343    100,066    51.3
----------------------------------------------------------------------------------------------------

                                                               SCHEDULE V

                            CNA FINANCIAL CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

----------------------------------------------------------------------------------------------------
                                        BALANCE                                            BALANCE
                                          AT       CHARGED TO   CHARGED TO                   AT
                                       BEGINNING   COSTS AND      OTHER                    END OF
(In millions of dollars)               OF PERIOD    EXPENSES     AMOUNTS     DEDUCTIONS    PERIOD
----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994
 Deducted from assets:
  Allowance for doubtful accounts:
  Insurance receivables ...........    $ 117.3      $ 18.6       $  -        $ 8.4        $ 127.5
                                        ======       =====        =====       ====         ======

YEAR ENDED DECEMBER 31, 1993
 Deducted from assets:
  Allowance for doubtful accounts:
  Insurance receivables ...........    $ 110.4     $   9.2       $  -        $ 2.3        $ 117.3
                                        ======       =====        =====       ====         ======

YEAR ENDED DECEMBER 31, 1992
 Deducted from assets:
  Allowance for doubtful accounts:
  Insurance receivables ...........    $ 100.4     $  27.2       $  -        $17.2        $ 110.4
                                        ======       =====        =====       ====         ======
----------------------------------------------------------------------------------------------------

                                                               SCHEDULE VI

                             CNA FINANCIAL CORPORATION
               SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
                               INSURANCE OPERATIONS

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  CONSOLIDATED PROPERTY/
                                                                                                    CASUALTY ENTITIES
                                                                                           ------------------------------------
                                                                                                  YEAR ENDED DECEMBER 31
                                                                                           ------------------------------------
(In millions of dollars)                                                                  1994          1993          1992
-------------------------------------------------------------------------------------------------------------------------------
Deferred acquisition costs .......................................................... $   592.3     $   562.0     $   507.5

Reserves for unpaid claims and claim expenses........................................  21,638.6      20,812.0      20,033.6

Discount, if any, deducted above (based on interest rates ranging from 3.5% to 7.5%).   1,951.3       1,886.5       1,787.3

Unearned premiums....................................................................   2,690.7       2,556.0       2,425.1

Earned premiums......................................................................   6,838.5       6,275.0       6,353.6

Net investment income................................................................   1,240.4       1,059.8       1,224.1

Claim and claim expenses related to current year ....................................   5,610.8       5,387.9       5,708.2

Claim and claim expenses related to prior years......................................     (71.2)        590.0       1,617.4

Amortization of deferred acquisition costs ..........................................   1,328.8       1,172.4       1,032.6

Paid claim and claim expenses........................................................   5,026.6       4,916.9       4,676.6

Premiums written ....................................................................   6,964.7       6,382.3       6,286.2
--------------------------------------------------------------------------------------------------------------------------------

                       INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
CNA Financial Corporation

We have audited the consolidated financial statements of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 15, 1995, which report includes an explanatory paragraph as to certain accounting changes; such consolidated financial statements and report are included in the Company's 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of CNA Financial Corporation and subsidiaries listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


Deloitte & Touche LLP
Chicago, Illinois
February 15, 1995

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

Date:  March 23, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           SIGNATURE                         TITLE

     Antoinette Cook Bush             Director
------------------------------
     Antoinette Cook Bush

     Dennis H. Chookaszian            Director
------------------------------
     Dennis H. Chookaszian

        Philip L. Engel               Director
------------------------------
        Philip L. Engel

        Robert P. Gwinn               Director
------------------------------
        Robert P. Gwinn

        Edward J. Noha                Chairman of the Board
------------------------------           and Director
        Edward J. Noha
                                                               Dated:
      Richard L. Thomas               Director                 March 23, 1995
------------------------------
      Richard L. Thomas

        James S. Tisch
------------------------------        Director
        James S. Tisch

      Laurence A. Tisch               Chief Executive Officer
------------------------------           and Director
      Laurence A. Tisch

       Preston R. Tisch               Director
------------------------------
       Preston R. Tisch

         Marvin Zonis                 Director
------------------------------
         Marvin Zonis