Form 10-Q
period 1995-03-31
CNA FINANCIAL CORP
filed 1995-05-15
CIK 21175

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


For the Quarterly Period Ended March 31, 1995  Commission File Number 1-5823

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
Yes /X/  No...


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                         Outstanding at May 1, 1995
 -----------------------------            ------------------------------
 Common Stock, Par value $2.50                      61,798,262
===============================================================================
                            Page (1) of (27)

                                 CNA FINANCIAL CORPORATION

                                           INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE NO.
- -------   ---------------------                                        --------
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEET
   MARCH 31, 1995 (Unaudited) and DECEMBER 31, 1994 . . . . . . . . . .      3

 STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
   FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 . . . . . . . . .      4

 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (Unaudited)
   FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 . . . . . . . . .      5

 STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
   FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 . . . . . . . . .      6

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
   MARCH 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .      7

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . .     15


PART II.  OTHER INFORMATION
- --------  -----------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . .     25

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26

EXHIBIT 11.1 COMPUTATION OF NET INCOME PER COMMON SHARE . . . . . . . .     27













                                       (2)

                                          CNA FINANCIAL CORPORATION

                                          CONSOLIDATED BALANCE SHEET

- -------------------------------------------------------------------------------------------------------------
                                                                                       March 31  December 31
                                                                                        1995        1994
(In millions of dollars)                                                             (Unaudited)
- ------------------------------------------------------------------------------------------------------------
Assets
  Investments:
    Fixed maturities available for sale (cost: $19,704.0 and $21,623.1) . . . . . .   $19,478.0    $20,827.7
    Equity securities available for sale (cost: $742.5 and $736.3). . . . . . . . .       802.3        754.8
    Mortgage loans and real estate (less accumulated depreciation: $3.5 and $3.4) .        44.1         46.9
    Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       176.5        176.3
    Other invested assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       111.1        101.1
    Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,313.3      5,036.1
                                                                                     ----------   ----------
         Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27,925.3     26,942.9
    Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       122.5        147.6
    Insurance receivables:
      Reinsurance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,159.8      3,187.7
      Other insurance receivables . . . . . . . . . . . . . . . . . . . . . . . . .     3,997.8      3,861.4
      Less allowance for doubtful accounts. . . . . . . . . . . . . . . . . . . . .      (127.4)      (127.5)
    Deferred acquisition costs  . . . . . . . . . . . . . . . . . . . . . . . . . .     1,054.6      1,026.4
    Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . . . . .       269.7        407.1
    Receivables for securities sold . . . . . . . . . . . . . . . . . . . . . . . .     1,071.2        258.7
    Federal income taxes recoverable (includes $98.0 and $85.8 due from Loews). . .       105.8         93.4
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,394.8      1,662.5
    Property and equipment at cost (less accumulated depreciation: $260.6 and
     $244.9)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       264.0        263.3
    Prepaid reinsurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . .       160.7        175.1
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       487.7        341.5
    Separate Account business . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,004.4      6,080.3
- ------------------------------------------------------------------------------------------------------------
         Total assets                                                                 $45,890.9    $44,320.4
============================================================================================================

                                          CNA FINANCIAL CORPORATION

                                    CONSOLIDATED BALANCE SHEET-continued

Liabilities and Stockholders Equity
Liabilities:
    Insurance reserves:
     Claim and claim expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $22,590.1    $22,564.7
     Future policy benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,161.9      3,049.8
     Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,754.1      2,690.7
     Policyholders' funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       617.9        632.5
    Participating policyholders' equity . . . . . . . . . . . . . . . . . . . . . .       111.9         98.0
    Securities sold under repurchase agreements . . . . . . . . . . . . . . . . . .     2,825.0      2,478.6
    Payables for securities purchased . . . . . . . . . . . . . . . . . . . . . . .       532.5        281.4
    Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2.0          2.0
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       911.2        911.8
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,248.3        984.7
    Separate Account business . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,004.4      6,080.3
                                                                                     ----------   ----------
         Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40,759.3     39,774.5
                                                                                     ----------   ----------
Commitments and contingent liabilities
Stockholders' equity:
    Common stock ($2.50 par value; Authorized - 200,000,000 shares;
     Issued - 61,841,969 shares). . . . . . . . . . . . . . . . . . . . . . . . . .       154.6        154.6
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       150.0        150.0
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .       434.7        434.7
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,466.5      4,315.5
    Net unrealized investment gains (losses). . . . . . . . . . . . . . . . . . . .       (71.7)      (506.4)
    Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2.5)        (2.5)
                                                                                     ----------   ----------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .     5,131.6      4,545.9
- ------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                   $45,890.9    $44,320.4
============================================================================================================

        See accompanying Notes to Condensed Consolidated Financial Statements.

                                       (3)

                                   CNA FINANCIAL CORPORATION

                               STATEMENT OF CONSOLIDATED OPERATIONS
                                           (Unaudited)

- ----------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                                  1995           1994
(In millions of dollars, except per share data)
- ----------------------------------------------------------------------------------------------------------------
Revenues:
 Premiums ........................................................................       $2,516.0       $2,308.9
 Net investment income ...........................................................          430.9          346.3
 Realized investment gains (losses) ..............................................           35.8         (105.7)
 Other............................................................................           70.1           55.0
                                                                                       ----------     ----------
                                                                                          3,052.8        2,604.5
                                                                                       ----------     ----------
Benefits and expenses:
 Insurance claims and policyholders' benefits ....................................        2,155.7        2,121.2
 Amortization of deferred acquisition costs.......................................          361.0          350.8
 Other operating expenses.........................................................          316.3          281.1
 Interest expense.................................................................           17.7           17.6
                                                                                       ----------     ----------
                                                                                          2,850.7        2,770.7
                                                                                       ----------     ----------
    Income (loss) before income tax...............................................          202.1         (166.2)
Income tax benefit (expense)......................................................          (49.3)          88.1
- ----------------------------------------------------------------------------------------------------------------
    NET INCOME (LOSS)                                                                 $     152.8       $  (78.1)
================================================================================================================
EARNINGS PER SHARE
- ------------------
Net Income (loss).................................................................    $      2.44       $  (1.28)
================================================================================================================

Weighted average outstanding shares of
 common stock (in millions of shares).............................................           61.8           61.8
================================================================================================================

         See accompanying Notes to Condensed Consolidated Financial Statements.

                                       (4)

                                   CNA FINANCIAL CORPORATION

                          STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                           (Unaudited)

- -------------------------------------------------------------------------------------------
Three Months Ended March 31, 1995 and 1994
                                                                        Net
                                                                     Unrealized
                                             Additional              Investment
                                  Capital     Paid-in    Retained      Gains
(In millions of dollars)           Stock      Capital    Earnings     (Losses)       Total
- -------------------------------------------------------------------------------------------
Balance, December 31, 1993.....     $302.1     $434.7     $4,284.3    $ 360.0      $5,381.1
  Net loss.....................       -          -           (78.1)      -            (78.1)
  Unrealized investment losses.       -          -            -        (318.6)       (318.6)
  Preferred dividends..........       -          -            (1.1)      -             (1.1)
- -------------------------------------------------------------------------------------------
Balance, March 31, 1994             $302.1     $434.7     $4,205.1    $  41.4      $4,983.3
===========================================================================================
Balance, December 31, 1994.....     $302.1     $434.7     $4,315.5    $(506.4)     $4,545.9
  Net income...................       -          -           152.8       -            152.8
  Unrealized investment gains..       -          -            -         434.7         434.7
  Preferred dividends..........       -          -            (1.8)      -             (1.8)
- -------------------------------------------------------------------------------------------
Balance, March 31, 1995             $302.1     $434.7     $4,466.5    $ (71.7)     $5,131.6
===========================================================================================

      See accompanying Notes to Condensed Consolidated Financial Statements.

                                       (5)

                                   CNA FINANCIAL CORPORATION

                               STATEMENT OF CONSOLIDATED CASH FLOWS
                                          (Unaudited)

- --------------------------------------------------------------------------------------
Three Months Ended March 31                                        1995         1994
(In millions of dollars)
- --------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)......................................   $     152.8   $    (78.1)
                                                            ------------   ----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Pretax realized (gains) losses.......................         (35.8)       105.7
    Participating policyholders' interest................          (2.0)        (9.2)
    Amortization of bond discount........................         (37.0)       (14.9)
    Depreciation.........................................          18.3         15.0
    Changes in:
       Other insurance receivables.......................        (136.5)      (213.7)
       Reinsurance receivables...........................          27.9        (43.1)
       Prepaid reinsurance premiums......................          14.5         11.3
       Deferred acquisition costs........................         (28.3)       (22.9)
       Accrued investment income.........................         137.4        (10.0)
       Insurance reserves................................         185.7        507.0
       Federal income taxes..............................         (12.4)       (40.3)
       Deferred income taxes.............................          28.4        (42.3)
       Reinsurance payables..............................          68.8        (24.4)
       Other liabilities..................................         257.4         61.2
       Other, net........................................         (78.3)       (37.7)
                                                            ------------  -----------
               Total adjustments.........................         408.1        241.7
                                                            ------------  -----------
               Net cash provided by operating activities.         560.9        163.6
                                                            ------------  -----------
Cash flows from investing activities:
  Purchases of fixed maturities..........................      (5,285.9)   (17,960.1)
  Proceeds from fixed maturities:
    Sales................................................       5,807.2     14,180.2
    Maturities, calls and redemptions....................       1,079.7        455.9
  Purchases of equity securities.........................        (219.3)       (93.8)
  Proceeds from sale of equity securities................         247.7        138.1
  Change in short-term investments.......................      (2,497.6)      (417.1)
  Purchases of property and equipment....................         (18.7)       (25.1)
  Change in securities sold under repurchase agreements..         346.4      3,533.5
  Change in other investments............................         (43.1)       (31.6)
  Other, net.............................................          (0.3)         0.5
                                                            ------------   ----------
               Net cash used in investing activities.....        (583.9)      (219.5)
                                                            ------------   ----------

                                   CNA FINANCIAL CORPORATION

                                          (Unaudited)

- --------------------------------------------------------------------------------------
Three Months Ended March 31                                        1995         1994
(In millions of dollars)
- -------------------------------------------------------------------------------------
Cash flows from financing activities:
  Dividends paid to preferred shareholders...............          (1.9)        (1.1)
  Receipts from investment contracts credited to
    policyholder account balances........................           9.9         10.8
  Return of policyholder account balances on investment
    contracts............................................          (9.3)        (7.7)
  Principal payments on long-term debt...................          (0.8)        (0.8)
  Proceeds from issuance of long-term debt...............            -           0.2
                                                            ------------   ----------
               Net cash (used in) provided by financing
                activities...............................          (2.1)         1.4
                                                            ------------   ----------
               Net decrease in cash......................         (25.1)       (54.5)
Cash at beginning of period .............................         147.6        129.6
- --------------------------------------------------------------------------------------
Cash at end of period                                       $     122.5       $ 75.1
======================================================================================
Supplemental disclosures of cash flow information:
  Cash received (paid):
   Interest expense......................................   $     (17.7)  $    (17.6)
   Federal income taxes..................................         (31.9)        11.6
======================================================================================

      See accompanying Notes to Condensed Consolidated Financial Statements.


                                       (6)

                              CNA FINANCIAL CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1995
                                     (Unaudited)


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

   The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in CNA's Annual Report to Shareholders (incorporated by reference in Form 10-K) for the year ended December 31, 1994, filed with the Commission on March 30, 1995 and the information shown below.

   Certain amounts applicable to 1994 have been reclassified to conform to classifications followed in 1995.

NOTE B.  Restricted Investments:

   On December 30, 1993, CNA deposited $986.8 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note D below. At March 31, 1995, the escrow account amounted to $1.02 billion. The funds are included in short-term investments and are invested in U. S. Treasury securities. The escrow account is the prefunding mechanism to the trust fund for future claimants.

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

   The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in Illinois, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. At March 31, 1995, such collateral totaled approximately $165 million. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, at March 31, 1995, was approximately $354 million with Lloyd's of London.

                                       (7)

                              CNA FINANCIAL CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

- -------------------------------------------------------------------------------------------------------------
Written Premium
(In millions of dollars)            Direct   Assumed    Ceded      Net      Direct  Assumed    Ceded      Net
- -------------------------------------------------------------------------------------------------------------
Quarter Ended March 31                           1995                                    1994
                                 -------------------------------------    -----------------------------------
 Long Duration Contracts          $  269.1      31.8      5.1    295.8       120.6     26.9      5.6    141.9
 Short Duration Contracts          2,144.6     320.1    144.7  2,320.0     2,107.5    345.1    151.8  2,300.8
                                   -------   -------    -----  -------     -------  -------    -----  -------
      Total                       $2,413.7     351.9    149.8  2,615.8     2,228.1    372.0    157.4  2,442.7
                                   =======   =======    =====  =======     =======  =======    =====  =======

- -------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------------------------
Earned Premium
(In millions of dollars)            Direct   Assumed    Ceded      Net      Direct  Assumed    Ceded      Net
- -------------------------------------------------------------------------------------------------------------
Quarter Ended March 31                           1995                                    1994
                                 -------------------------------------    -----------------------------------
 Long Duration Contracts          $  155.1      31.8      5.1    181.8       105.2     26.9      5.6    126.5
 Short Duration Contracts          2,162.0     331.4    159.2  2,334.2     2,004.7    340.7    163.0  2,182.4
                                   -------     -----    -----  -------     -------  -------    -----  -------
      Total                       $2,317.1     363.2    164.3  2,516.0     2,109.9    367.6    168.6  2,308.9
                                   =======     =====    =====  =======     =======  =======    =====  =======

- -------------------------------------------------------------------------------------------------------------

 Insurance claims and policyholders' benefits are net of reinsurance recoveries of $73.5 million and $132.8 million for the period ending March 31, 1995 and March 31, 1994, respectively.


NOTE D.  Legal Proceedings and Contingent Liabilities:

   The following information updates legal proceedings and contingent liabilities reported in Note J of the Notes to the Consolidated Financial Statements in the 1994 Annual Report to Shareholders.

FIBREBOARD LITIGATION

   CNA's primary property/casualty subsidiary, Continental Casualty Company ("Continental"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Continental, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as settling parties) have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. Continental, Fibreboard and Pacific Indemnity have also reached an agreement, (the "Trilateral Agreement") which is subject to court approval, on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval. The implementation of the Global Settlement or the Trilateral Agreement would have the effect of settling Continental's litigation with Fibreboard.

   On July 29, 1994, the United States District Court for the Eastern District of Texas preliminarily approved the Global Settlement agreement. A final fairness hearing to determine whether to finally approve the Global Settlement agreement commenced on December 12, 1994. During the hearing various parties presented evidence in opposition to the Global Settlement. Final arguments concerning the Global Settlement agreement occurred on February 27, 1995; and on March 30, 1995 the Court issued a Memorandum to the Parties suggesting that the provisions of the Global Settlement concerning the Select Counsel for the Beneficiaries (a group of lawyers chosen to represent the interests of the beneficiaries of the Trust) should be changed. The Settling Parties have agreed to changes in the Global Settlement, including provisions designed to address the concerns of the Court, which will be submitted to the Court for

                                       (8)

                              CNA FINANCIAL CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

approval. Assuming additional notice is given to the class, then the Court's final rulings are expected this summer.

   Also pending in the United States District Court for the Eastern District of Texas is litigation over the Trilateral Agreement. Trial on the issues raised by this agreement occurred on February 13, 1995, with evidence submitted to the Court in opposition to final court approval of the Trilateral Agreement. A final hearing occurred on May 9, 1995 and the Court ordered briefs to be submitted on May 23, 1995; the Court's rulings on the Trilateral Agreement are also expected in the summer of 1995.


Coverage Litigation

   Between 1928 and 1971, Fibreboard manufactured insulation products containing asbestos. Since the 1970's, thousands of claims have been filed against Fibreboard by individuals claiming bodily injury as a result of asbestos exposure.

   Continental insured Fibreboard under a comprehensive general liability policy between May 4, 1957, and March 15, 1959. Fibreboard disputed the coverage positions taken by its insurers and, in 1979, Fireman's Fund, another of Fibreboard's insurers, brought suit with respect to coverage for defense and indemnity costs. In January 1990, the San Francisco Superior Court (Judicial Council Coordination Proceeding 1072) rendered a decision against the insurers including Continental and Pacific Indemnity. The court held that the insurers owed a duty to defend and indemnify Fibreboard for certain of the asbestos-related bodily injury claims asserted against Fibreboard (in the case of Continental, for all claims involving exposure to Fibreboard's asbestos products if there was exposure to asbestos at any time prior to 1959 including years prior to 1957, regardless of when the claims were asserted or injuries manifested) and, although the policies had a $500,000 per person limit and a $1,000,000 per occurrence limit, they contained no aggregate limit of liability in relation to such claims.
The judgment was appealed.

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

                                    (9)

                              CNA FINANCIAL CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

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

. Continental maintains that both the occurrence and the injury resulting therefrom must happen during the policy period for the policy to be triggered. Consequently, if the court holds that the occurrence is exposure to asbestos, Continental's position is that coverage under the Continental policy is restricted to those who actually inhaled Fibreboard asbestos fibers and suffered injury from May 4, 1957, to March 15, 1959. The Court of Appeal withheld ruling on this issue, as noted above.

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

   Even if Continental were successful on appeal on the dual coverage requirements or the number of occurrences, if the final decision in the coverage case affirms the trial court's decision on the existence of the Pacific Indemnity policy, then Continental would still have obligations under the Continental and Pacific Indemnity Agreement described below.

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

   Through March 31, 1995, Continental, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 137,300 claims, subject to resolution of the coverage issues, for an estimated settlement amount of approximately $1.62 billion plus any applicable interest. If neither the Global Settlement nor the Trilateral Agreement receives final court approval, Continental's obligation to pay under these settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation,

                                       (10)

                              CNA FINANCIAL CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

may total as much as $773.6 million, of which $523.5 million was paid through March 31, 1995. Continental may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

   Continental will continue to pursue its appeals in the coverage litigation and all other litigation involving Fibreboard if the Global Settlement or the Trilateral Agreement cannot be implemented.

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

   Subsequent to the announcement of the agreement in principle, Continental, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement which sets forth the parties' obligations in the event the Global Settlement is not approved by the court. In such case, Continental and Pacific Indemnity would contribute to a settlement fund an aggregate of $2 billion, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities for previously settled claims. Continental's share of such fund would be $1.44 billion reduced by a portion of an additional payment of $635 million which Pacific Indemnity has agreed to pay for unsettled present claims and previously settled claims. Continental has agreed that if either the Global Settlement or the Trilateral Agreement is approved, it will assume responsibility for the claims that had been settled before August 27, 1993. The additional $635 million to be contributed by Pacific Indemnity would be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Continental would be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Continental, including but not limited to liability for asbestos-related claims against Fibreboard. The Trilateral Agreement is subject to court approval and possible appeals. Continental and Fibreboard have entered into a supplemental agreement (the "Supplemental Agreement") which governs the interim arrangements and obligations between the parties until such time as the Global Settlement is either approved or disapproved by the court and also governs certain obligations between the parties in the event the Global Settlement is approved, including the payment of claims which are not included in the Global Settlement.

   In addition, Continental and Pacific Indemnity have entered into an agreement (the "Continental-Pacific Agreement") which sets forth the parties' agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies whether or not the Global Settlement or the Trilateral Agreement is approved. Under the Continental-Pacific Agreement, Continental and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1.525 billion plus expenses and interest accrued in escrow to be used to satisfy the claims of future claimants. If neither the Global Settlement nor the Trilateral Agreement is approved, Continental and Pacific Indemnity would share, in the same percentages, most but not all liabilities and costs of either insurer including, but not limited to, liabilities for unsettled present claims and presently settled claims (regardless of whether either such insurer would otherwise have any liability therefor). If either the Trilateral Agreement or the Global Settlement is approved by the court, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635 million.

                                       (11)

                              CNA FINANCIAL CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Reserves

   In the fourth quarter of 1992, Continental increased its reserve with respect to potential exposure to asbestos-related bodily injury cases by $1.5 billion. In connection with the agreement in principle announced on August 27, 1993, Continental added $500 million to such claim reserve in the third quarter of 1993. The Fibreboard litigation represents the major portion of Continental's asbestos-related claim exposure. There are inherent uncertainties in establishing a reserve for complex litigation of this type. Courts have tended to impose joint and several liability, and because the number of manufacturers who remain potentially liable for asbestos-related injuries has diminished on account of bankruptcies, as has the potential number of insurers due to operation of policy limits, the liability of the remaining defendants is difficult to estimate. Further, a recent trend by courts to consolidate like cases into mass tort trials limits the discovery ability of insurers, generally does not allow for individual claim adjudication, restricts the identification of appropriate allocation methods and thereby results in an increasing likelihood for fraud and disproportionate and potentially excessive judgments. Additionally, management believes that recent court decisions would appear to be based on social or other considerations irrespective of the facts and legal issues involved.

   The Global Settlement and the Trilateral Agreement are subject to court approval. There is limited precedent with settlements which determine the rights of future claimants to seek relief. It is extremely difficult to assess the magnitude of Continental's potential liability for such future claimants if neither the Global Settlement nor the Trilateral Agreement is approved and upheld, keeping in mind that Continental's potential liability is limited to persons exposed to asbestos prior to the termination of the policy in 1959.

   Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed for exposure starting after 1959. As indicated above, as of March 31, 1995, Continental, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 137,300 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Continental is not a party.

   Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiffs' counsel in August 1993, the expected settlement for approximately 49,500 claims for exposure to asbestos both prior to and after 1959 is currently averaging approximately $13,400 per claim for the before 1959 claims processed through March 31, 1995. Based on reports by Fibreboard, between September 1988 and April 1993, Fibreboard resolved approximately 40,000 claims, approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Continental. Continental intervened and settled these claims for approximately $77,000 on average, with a portion of the payment contingent on approval of the Global Settlement or the Trilateral Agreement, and if neither is approved, subject to resolution of the coverage appeal.

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

                                       (12)

                              CNA FINANCIAL CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

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

ENVIRONMENTAL POLLUTION

   Potential exposures exist for claims involving environmental pollution, including toxic waste clean-up. Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by "Responsible Parties" ("RP's"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establishes a mechanism to pay for clean-up of waste sites if RP's fail to do so, and to assign liability to RP's. The extent of liability to be allocated to a RP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency on its National Priorities List. On the other hand, the Congressional Budget Office is estimating that there will be 4,500 National Priority List sites, and other estimates project as many as 30,000 sites that will require clean-up under ECLs. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established. CNA and the insurance industry are disputing many such claims. Key coverage issues include whether Superfund response costs are considered damages under the policies, trigger of coverage, applicability of pollution exclusions, the potential for joint and several liability and definition of an occurrence. Similar coverage issues exist for clean-up of waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues.

   A number of proposals to reform Superfund have been made by various parties, however, no reforms were enacted by Congress in 1994. The Superfund taxing authority will expire at the end of 1995 and will, therefore, need to be addressed by the 104th Congress. While Congress may address this issue, no predictions can be made as to what positions the Congress or the Administration will take and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be materially reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

   Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the exposure to CNA for environmental pollution claims cannot be meaningfully quantified. As of December 31, 1994 and March 31, 1995, CNA carried approximately $506 million and $503 million, respectively, of claim and claim expense reserves for reported and unreported environmental pollution claims. CNA has not attributed any reinsurance to reserves for unreported claims. The reserves for reported claims reflect reinsurance recoverable of $3 million at both December 31, 1994 and March 31, 1995. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences

                                       (13)

                              CNA FINANCIAL CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to later adjustment based on new data.

   The number of claims filed with CNA for environmental pollution coverage continues to increase. Approximately 500 claims were reported in the first quarter of 1995 and approximately 20,500 claims have been reported to date. Pending claims totaled approximately 9,900 and 9,800 at December 31, 1994 and March 31, 1995, respectively. Approximately 10,700 claims were closed through March 31, 1995, of which approximately 9,700 claims were settled without payment, except for claim expenses of $28 million. Settlements for the remaining 1,000 claims totaled $154 million, plus claim expenses of $42 million (net of reinsurance recoveries of $35 million and $4 million for claims and claim expenses, respectively). The foregoing claims statistics represent claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion.

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


NOTE E.  Subsequent Event:

   On December 6, 1994, Continental entered into the Merger Agreement providing for the payment of $20.00 per share to holders of Continental common stock. On May 9, 1995, at a Special Meeting of Shareholders called to approve the Merger Agreement, holders of 77% of the outstanding shares of Continental Common Stock voted to approve the Merger Agreement and the Merger. Final regulatory approvals of the Merger were received on May 9, 1995. The Merger was consummated on May 10, 1995.

                                       (14)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto found on pages 3 to 14, which contain additional information helpful in evaluating operating results and financial condition.

RESULTS OF OPERATIONS:

       The following chart summarizes key components of operating results for the three months ended March 31, 1995 and 1994.

- -----------------------------------------------------------------------------
 Three Months Ended March 31                       1995        1994
 (In millions of dollars)
- -----------------------------------------------------------------------------
 Operating Summary (excluding
 realized investment gains/losses):
 Revenues:
   Premiums:
     Property/Casualty                         $1,784.5    $1,624.9
     Life                                         731.5       684.0
                                                -------     -------
                                                2,516.0     2,308.9
   Net investment income                          430.9       346.3
   Other                                           70.1        55.0
                                                -------     -------
                                                3,017.0     2,710.2
 Benefits and expenses                          2,850.5     2,782.0
                                                -------     -------
   Operating income (loss)
    before income tax                             166.5       (71.8)
Income tax benefit (expense)                      (34.9)       55.0
                                                -------     -------
  Net operating income (loss)                  $  131.6    $  (16.8)
                                                =======     =======
 Supplemental Financial Data:
 Net operating income (loss) by group:
   Property/Casualty                           $  117.9    $  (20.3)
   Life                                            25.0        15.1
   Other                                          (11.3)      (11.6)
                                                -------     -------
                                                  131.6       (16.8)
                                                -------     -------
 Net realized investment gains (losses)
  by group:
   Property/Casualty                                9.0       (42.0)
   Life                                            11.5       (19.2)
   Other                                            0.7        (0.1)
                                                -------     -------
                                                   21.2       (61.3)
                                                -------     -------

 Net income (loss) by group:
   Property/Casualty                              126.9       (62.3)
   Life                                            36.5        (4.1)
   Other                                          (10.6)      (11.7)
                                                -------     -------
                                               $  152.8    $  (78.1)
=============================================================================

Consolidated Results
- --------------------

Overview-

       Consolidated revenues were $3.1 billion for the first three months of 1995. This compares to revenues of $2.6 billion for the same period in 1994. Consolidated revenues, excluding realized investment gains (losses), were up 11.3 percent in the first quarter to $3.02 billion compared to $2.71 billion for the first quarter of 1994. For the first quarter, revenues reflect increases of $207 million (9.0%) in earned premiums, $85 million (24.4%) in investment income and $15 million (27.6%) in other income.



                                       (15)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued

       CNA reported increased earnings for the first quarter of 1995. Net operating income which excludes net realized investment gains, was $131.6 million, or $2.10 per share, compared to a net operating loss of $16.8 million, or $.29 per share, for the first three months of 1994. This improvement was chiefly attributable to improved loss experience, notably in the workers' compensation line and progress in expense reduction as well as increased investment income. CNA's loss in the first quarter of 1994 reflects pretax losses of $100 million related to catastrophe claims; pretax catastrophe losses in the first quarter of 1995 were $23 million.

       Realized investment gains, net of tax, for the first quarter of 1995 were $21.2 million, or $.34 per share, compared to net realized investment losses for the first quarter of 1994 of $61.3 million, or $.99 per share.

       The components of the net realized investment gains (losses) are as follows:

- ----------------------------------------------------------------------------
 Realized Investment Gains (Losses)
 Three Months Ended March 31                 1995         1994
 (In millions of dollars)
- ----------------------------------------------------------------------------
  Bonds:
   U.S. Government                        $   9.9      $(138.5)
   Tax exempt                                16.7         18.6
   Asset-backed                               9.9         12.3
   Taxable                                  (24.8)        (3.4)
                                            -----        -----
    Total bonds                              11.7       (111.0)
  Stocks                                     17.6         12.5
  Derivative securities                      (8.4)         3.5
  Other                                      14.9        (10.7)
                                            -----        -----
    Realized investment gains (losses)
      reported in revenues                   35.8       (105.7)
  Participating policyholders' interest      (0.3)        11.3
  Income tax benefit (expense)              (14.3)        33.1
                                            -----        -----
    Net realized investment
       gains (losses)                     $  21.2      $ (61.3)
============================================================================


       CNA's total income tax expense for the three months ended March 31, 1995 amounted to $49.3 million compared to a benefit of $88.1 million for the same period in 1994. CNA's income tax expense excluding realized investment gains/losses amounted to $34.9 million for the three months ended March 31, 1995, compared to a $55.0 million benefit in the first three months of 1994. The income tax expense on realized investment gains for the three months ended March 31, 1995, totaled $14.3 million compared with an income tax benefit of $33.1 million for the same period a year ago.

       Net income was $152.8 million, or $2.44 per share, compared to a net loss of $78.1 million, or $1.28 per share, for the first three months of 1994.

Subsequent CIC Acquisition-

       As noted in the 1994 annual report, CNA reached an agreement in late 1994 to acquire The Continental Corporation (CIC) through a cash merger for $1.1 billion or $20 per Continental share. On May 9, 1995, Continental shareholders approved the agreement and the merger was completed on May 10. See Liquidity and Capital Resources section for summary description of financing of acquisition. The acquisition makes CNA the third largest U.S. property-casualty organization and the largest U.S. commercial lines insurance group, based on 1993 premium volume.

                                       (16)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued

       The accompanying financial statements do not include the results of operations of CIC. The revenues and net income of CIC and subsidiaries for the three months ended March 31, 1995 were $1.1 billion and $48.9 million, respectively. Total assets were $15.0 billion at March 31, 1995.

       Since the acquisition was announced last year, transition planning teams with representatives from CNA and Continental have developed plans for a smooth transition process. CNA's top priority is to consolidate the two organizations within a one-year period, while continuing to run the existing businesses smoothly. CNA will continue to operate under the name CNA with headquarters in Chicago. The Company will have approximately the same number of sales and support offices nationwide but structured somewhat differently than in the past. CNA will also remain committed to strong relationships with the agents and brokers who distribute our products and services.

       With regard to personnel, CNA anticipates staff reductions of 3,000 to 6,000 from the combined domestic insurance companies full-time work force of about 21,500 employees at year end. Since year end 1994, attrition had already eliminated more than 1,500 positions. Top management positions in the combined organization will include CNA and Continental executives.

       Going forward, the combined organization is expected to be stronger and more competitive than either company could be on its own. CNA will benefit from a stronger market position in nearly all property-casualty businesses, increased economies of scale and efficiencies, and expanded distribution of new and existing products.

Fibreboard-

       As described in Note D to CNA's March 31, 1995 Notes to Condensed Consolidated Financial Statements, Continental Casualty Company (Casualty) substantially eliminated a major source of financial uncertainty by reaching a Global Settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard Corporation (Fibreboard), a former asbestos manufacturer.

       On July 29, 1994, the United States District Court for the Eastern District of Texas preliminarily approved the Global Settlement agreement. A final fairness hearing to determine whether to finally approve the Global Settlement agreement commenced on December 12, 1994. During the hearing various parties presented evidence in opposition to the Global Settlement. Final arguments concerning the Global Settlement agreement occurred on February 27, 1995; and on March 30, 1995 the Court issued a Memorandum to the Parties suggesting that the provisions of the Global Settlement concerning the Select Counsel for the Beneficiaries should be changed. The Settling parties have agreed to changes in the Agreement, including provisions designed to address the concerns of the Court, which will be submitted to the Court for approval. Assuming additional notice is given to the class, then the Court's final rulings are expected this summer.

       Also pending in the United States District Court for the Eastern District of Texas is litigation over the Trilateral Agreement. Trial on the issues raised by this agreement occurred on February 13, 1995, with evidence submitted to the Court in opposition to final court approval of the Trilateral Agreement. A final hearing occurred on May 9, 1995 and the Court ordered briefs to be submitted on May 23, 1995; the Court's rulings on the Trilateral Agreement are also expected in the summer of 1995.

       CNA and the other parties to the Global Settlement agreement and the Trilateral Agreement undertook a comprehensive court approved notice program to provide potential claimants information about their rights and possible benefits under the Global Settlement agreement and Trilateral Agreement.

                                       (17)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued


Property/Casualty Operations
- ----------------------------

- ----------------------------------------------------------------------------
 Property/Casualty Group
 Three Months Ended March 31                      1995           1994
 (In millions of dollars)
- ----------------------------------------------------------------------------
  Operating Summary (excluding realized
     investment gains/losses):
   Revenues:
     Premiums:                               $ 1,784.5      $ 1,624.9
     Net investment income                       343.2          277.6
     Other                                        53.3           44.8
                                               -------        -------
                                               2,181.0        1,947.3
   Benefits and expenses                       2,035.6        2,024.5
                                               -------        -------
     Income (loss) before income tax             145.4         (77.2)
   Income tax benefit (expense)                  (27.5)          56.9
                                               -------        -------
     Net operating income (loss) (excluding
        realized investment gains/losses)    $   117.9      $   (20.3)
============================================================================

       Property/casualty profitability, as measured by pretax operating income before realized gains, improved significantly in the first quarter. Contributing to the improvement in underwriting results were continued favorable trends in the workers' compensation line, reduced operating expenses and sharply lower catastrophe costs. CNA incurred pre-tax catastrophe losses of approximately $23 million in the first quarter of 1995 compared to $100 million in the first quarter of 1994. The 1994 catastrophe losses related primarily to the Northridge earthquake and severe winter storms in the Northeast.

       Property/casualty revenues, excluding net realized investment gains/losses, increased 12.0% for the three months ended March 31, 1995 to $1.785 billion compared to the same period a year ago. Property/casualty earned premium increased $160 million, or 9.8% from the prior years comparable period. The increase was principally attributable to increases in medium commercial accounts ($49 million), small commercial business ($39 million), personal lines ($20 million), specialty lines ($19 million), and reinsurance ($81 million) offset in part by decreases in large account premium business due to the continued shift to high deductibles and decreases in involuntary residual markets.

       Pretax operating income excluding net realized investment gains/losses for the property/casualty insurance subsidiaries was $145.4 million for the first three months of 1995 compared to a pretax operating loss of $77.2 million for the same period a year ago. Investment income increased 23.6% for the three months ended March 31, 1995 to $343.2 million compared with $277.6 million a year ago. Investment income increased for the three months ended March 31, 1995, when compared to the first three months of 1994 primarily due to higher yielding investments and a shift late in the 1994 first quarter to longer term securities. Interest rates on debt securities generally rose throughout 1994, but have declined since January 1995. The bond segment of the investment portfolio yielded 6.6% in the first quarter of 1995 compared with 5.4% for the same period a year ago.

       Underwriting losses for the three months ended March 31, 1995, were $197.7 million, compared to $354.8 million for the same period in 1994. The first quarter 1995 statutory combined ratio was 109.9 compared with 119.9 for the same period in 1994. The expense ratio for the first quarter of 1995 was 27.9 compared to 28.5 for the first three months of 1994.

                                       (18)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued

       The net income of CNA's property/casualty insurance subsidiaries, excluding net realized investment gains/losses, was $117.9 million for the first three months of 1995, compared to a loss of $20.3 million for the same period in 1994. Net realized investment gains for the first quarter of 1995 were $9.0 million, compared to net realized investment losses of $42.0 million in the first three months of 1994. The property/casualty group had sold approximately $7 billion of fixed income and equity securities since December 31, 1994, realizing pre-tax net gains of $24.4 million. Of the $7 billion of securities sold, approximately $3 billion and $2 billion, respectively, were from the U.S. Treasury and Government mortgage-backed bond portfolios.


Life Operations
- ---------------

- ---------------------------------------------------------------------------
 Life Group
 Three Months Ended March 31                      1995           1994
 (In millions of dollars)
- ---------------------------------------------------------------------------
  Operating Summary (excluding realized
     investment gains/losses):
   Revenues:
     Premiums:                               $   737.3      $   687.8
     Net investment income                        87.6           69.4
     Other                                        17.2            9.2
                                               -------        -------
                                                 842.1          766.4
   Benefits and expenses                         803.6          743.1
                                               -------        -------
     Income before income tax                     38.5           23.3
   Income tax expense                            (13.5)          (8.2)
                                               -------        -------
     Net operating income (excluding
        realized investment gains/losses)    $    25.0      $    15.1
===========================================================================

       CNA is benefiting from favorable trends in the life/health insurance industry which reflect expense reductions, and moderation in health care costs. CNA continues to experience rapid growth which started in the latter part of 1994, with new individual permanent and term products and annuities. The rate of applications during the first quarter 1995 was approximately 3,000 per week, putting CNA in the top tier of companies for new business.

       Life group revenues, excluding realized investment gains, were $842.1 million, up 9.9% for the three months ended March 31, 1995 compared to the same period a year ago. Life group earned premium was $737.3 million, up 7.2% for the quarter with the primary growth in annuities ($26 million), new term business ($9 million) and group business ($12 million). Investment income increased 26.2% compared to the same period a year ago primarily due to the same reasons described for property/casualty operations. The bond segment of the life investment portfolio yielded 6.8% in the first quarter of 1995 compared with 5.7% for the same period a year ago.

       Pretax operating income for the life insurance subsidiaries, excluding net realized investment gains/losses, was $38.5 million for the first three months of 1995, compared to $23.3 million for the same period in 1994. The increase in pretax operating income is primarily due to increased investment income.

       CNA's life insurance subsidiaries' net income excluding net realized investment gains/losses was $25.0 million for the first three months of 1995 compared to $15.1 million for the same period in 1994. Net realized investment gains for the first three months of 1995 were $11.5 million, compared to $19.2 million of net realized investment losses in the first three months of 1994.

                                       (19)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued


INVESTMENTS:

- -----------------------------------------------------------------------------------------------
 Summary of General Account Investments                         |               |
  at Market Value                                               |               |
                                                                |   Change in   |
                                        March 31    December 31 |   Unrealized  |   Realized
 (In millions of dollars)                  1995        1994     |  Gains(losses)| Gains(losses)
- -----------------------------------------------------------------------------------------------
                                                                |
 Fixed income securities:                                       |               |
 U. S. Treasury securities and                                  |               |
   obligations of government                                    |               |
   agencies                              $10,056      $10,782   |      $  351   |    $   10
 Asset-backed securities                   2,388        2,564   |          90   |        10
 Tax exempt securities                     3,372        3,770   |          60   |        17
 Taxable                                   3,662        3,712   |          68   |       (25)
                                          ------       ------   |       ------  |     ------
    Total fixed income securities         19,478       20,828   |         569   |        12
Stocks                                       802          755   |          41   |        18
Short-term investments and other           7,643        5,359   |          81   |        14
Derivative security investments                2            1   |           -   |        (8)
                                          ------       ------   |       ------  |     ------
    Total investments                    $27,925      $26,943   |         691   |        36
                                          ======       ======   |               |
Participating policyholders' interest                           |         (16)  |        (1)
Income tax expense                                              |        (240)  |       (14)
                                                                |       ------  |     ------
    Net investment gains(losses)                                |      $  435   |    $   21
                                                                |       ======  |     ======
- -----------------------------------------------------------------------------------------------

- ----------------------------------------------------------------|
Short-term investments:                                         |
- ----------------------------------------------------------------|
 Security repurchase collateral          $ 2,726     $ 2,479    |
 Escrow                                    1,020       1,010    |
 Other                                     3,567       1,547    |
                                          ------      ------    |
    Total short-term investments         $ 7,313     $ 5,036    |
                                          ======      ======    |
- -----------------------------------------------------------------

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

       CNA holds a small amount of derivative financial instruments for purposes of enhancing income and total return. The derivative securities are marked-to-market with valuation changes reported as realized investment gains and losses. CNA's investment in, and risk in relation to, derivative securities is not significant.

       The general account portfolio consists primarily of high quality marketable debt securities, approximately 94% of which are rated as investment grade. At March 31, 1995, tax-exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 12% and 16%, respectively, of the general account's total investment portfolio compared to 14% and 9%, respectively, at December 31, 1994. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. At March 31, 1995, the major components of the short-term investment portfolio were approximately $2.4 billion of high-grade commercial paper and $1.7 billion of U.S. Treasury bills. Collateral for


                                       (20)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued

securities sold under repurchase agreements increased $247.0 million to $2.7 billion and were invested in high-grade commercial paper.

       As of March 31, 1995, the market value of CNA's general account investments in bonds and redeemable preferred stocks was $19.5 billion and was less than amortized cost by approximately $226 million. This compares to $795 million of net unrealized investment losses at December 31, 1994. The gross unrealized investment gains and losses for the fixed income securities portfolio at March 31, 1995, were $292 million and $518 million, respectively, compared to $194 million and $989 million, respectively, at December 31, 1994.

       Net unrealized investment losses on general account bonds at March 31, 1995 include net unrealized losses on high yield securities of $9 million, compared to net unrealized investment losses of $30 million at December 31, 1994. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $1.2 billion at March 31, 1995, compared to $1.0 billion at December 31, 1994.

       At March 31, 1995, total separate account cash and investments amounted to $6.0 billion with taxable debt securities representing approximately 94% of the separate accounts' portfolio. Approximately 87% of separate account investments are used to fund guaranteed investment contracts (GIC's) for which Continental Assurance Company guarantees principal and a specified return to the contractholders. The fair value of all fixed income securities in the GIC portfolio was $4.9 billion compared to $4.6 billion at December 31, 1994. At March 31, 1995, amortized costs exceeded the fair values by approximately $117 million. This compares to $195 million at December 31, 1994. The gross unrealized investment gains and losses for the GIC fixed income securities portfolio at March 31, 1995, were $47 million and $164 million, respectively.

       Carrying values of high yield securities in the GIC portfolio were $1.1 billion at March 31, 1995 and December 31, 1994. Net unrealized investment losses on high yield securities held in such separate accounts were $97 million at March 31, 1995, compared to $108 million at December 31, 1994.

       High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of March 31, 1995, CNA's concentration in high yield bonds including separate accounts was approximately 5.1% of total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

       Included in CNA's fixed income securities at March 31, 1995 (general and GIC portfolios) are $4.5 billion of asset-backed securities, consisting of approximately 47% in collateralized mortgage obligations ("CMO's"), 20% in corporate asset-backed obligations, and 33% in U.S. Government issued pass-through certificates. The majority of CMO's held are U.S. Government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At March 31, 1995, the fair value of asset-backed securities was less than amortized cost by approximately $47 million compared to unrealized investment losses of $181 million at December 31,

                                       (21)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued

1994. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with wide bands and relatively short principal repayment windows.

       Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At March 31, 1995, 63% of the general account's debt securities portfolio was invested in U.S. Government securities, 17% in other AAA rated securities and 11% in AA and A rated securities. CNA's GIC fixed income portfolio is comprised of 31% U.S. Government securities, 19% in other AAA rated securities and 18% in AA and A rated securities. These ratings are primarily from Standard & Poor's (95% of the general account portfolio and 95% of the GIC portfolio).

FINANCIAL CONDITION:

- -----------------------------------------------------------------------
 Financial Position
 (In millions of dollars,                    March 31      December 31
 except per share data)                        1995           1994
- -----------------------------------------------------------------------
 Assets                                     $45,890.9       $44,320.4
 Stockholders' Equity                         5,131.6         4,545.9
 Unrealized Net Appreciation (Depreciation)
    Included in Stockholders' Equity            (71.7)         (506.4)
 Book Value per Common Share                    80.61           71.13
- -----------------------------------------------------------------------

       CNA's assets increased approximately $1.6 billion to $45.9 billion as of March 31, 1995. CNA's investment portfolio increased by $1.0 billion from December 31, 1994 to $27.9 billion.

       During the first three months of 1995, CNA's stockholders' equity increased by $585.7 million, or 12.9%, to approximately $5.1 billion. The major component of this change was a $434.7 million increase in unrealized net appreciation, primarily related to changes in market values of debt securities. Debt security carrying values are highly susceptible to changes in interest rates and were favorably affected as a general decline in interest rates occurred in the first quarter of 1995. Interest rates have continued to decline throughout April resulting in additional unrealized investment gains in the bond portfolio, primarily relating to government securities.

       The statutory surplus of the property/casualty subsidiaries increased 2.7% to approximately $3.5 billion. The increase resulted primarily from improved net income. The statutory surplus of the life insurance subsidiaries remained at $1.0 billion.

LIQUIDITY AND CAPITAL RESOURCES:

       The liquidity requirements of CNA, excluding the acquisition of The Continental Corporation, have been met primarily by funds generated from operations. The principal operating cash flow sources of CNA's property/casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

       On May 10, 1995, CNA acquired all the outstanding shares of The Continental Corporation (CIC) for approximately $1.1 billion or $20 per CIC share. CNA has financed the CIC purchase through a five-year $1.325 billion revolving credit facility involving 16 banks led by The First National Bank of Chicago and The Chase Manhattan Bank, N.A. The interest

                                       (22)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued

rate for the facility is based on 1, 2, 3, or 6 month LIBOR plus 35 basis points. The May 10 facility rate was 6.375%. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms. Proceeds from the facility were used to acquire all of the stock of CIC and to refinance approximately $205 million of existing CIC indebtedness.

        In May of 1995, CNA also entered into 5 year interest rate swap transactions with First Chicago and Chase Manhattan for notional amounts of $300 million and $200 million, respectively. These agreements will convert variable rate debt based on 3 month LIBOR into fixed rate debt at 6.6275% and 6.46%, respectively. The parties will exchange payments on a semi-annual basis.

       Recently, A.M. Best, Standard and Poor's, Moody's and Duff & Phelps issued revised ratings for CNA's Continental Casualty Company Intercompany Pool, Continental Insurance Company Intercompany Pool and Continental Assurance Company Intercompany Pool. Also rated were the senior debt of both CNA Financial and Continental Corporation and CNAF's preferred stock.

       In some cases the rating agencies affirmed the previous ratings. In others, the ratings were lowered because of the increased level of debt associated with the Continental acquisition.

       The chart below lists the current and previous ratings.

- --------------------------------------------------------------------------------------------------------------
                          |         INSURANCE RATINGS          |               DEBT AND STOCK RATINGS        |
                          |------------------------------------|----------------------------------|----------|
                          |        Financial Strength          |                                  |          |
                          |------------------------------------|                                  |          |
                          |          CNA          |            |               CNA                |   CIC    |
                          |-----------------------|    CIC     | ---------------------------------|----------|
                          |  Casualty |   Life    |            |  Senior Debt        Preferred    |  Senior  |
                          |           |           |            |                       Stock      |   Debt   |
                          |-----------|-----------|------------|----------------|-----------------|----------|
                                                                                                             |
A.M. Best                 |           |           |            |                |                 |          |
        New               |     A     |     A     |     A-     |       -        |        -        |    -     |
        Previous          |     A     |     A     |     A-     |       -        |        -        |    -     |
                          |           |           |            |                |                 |          |
Moody's                   |           |           |            |                |                 |          |
        New               |    A1     |    A1     |    A2      |      A3        |       a3        |   Baa1   |
        Previous          |    Aa2    |   Aa3     |   Baa1     |      A1        |       a1        |   Baa3   |
                          |------------------------------------|                |                 |          |
                          |      Claims Paying Ability         |                |                 |          |
                          |------------------------------------|                |                 |          |
Standard and Poor's       |           |           |            |                |                 |          |
        New               |    A+     |    AA     |     A-     |      A-        |       A-        |   BBB-   |
        Previous          |   AA-     |    AA+    |     A-     |      A+        |       A+        |   BBB-   |
                          |           |           |            |                |                 |          |
Duff and Phelps           |           |           |            |                |                 |          |
        New               |   AA-     |    AA     |     -      |      A-        |       A-        |    -     |
        Previous          |   AA      |    AA+    |     -      |      A+        |       A         |    -     |
- --------------------------------------------------------------------------------------------------------------

       For the first three months of 1995, CNA's operating activities generated net cash flows of $561 million, compared to $164 million for the same period in 1994. The increase in cash flows is due primarily to an increase in investment income of $226 million and improved insurance subsidiaries underwriting cash flow of $107 million for the first three months of 1995, as compared to the same period in 1994.

       Net cash flows are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold, and the tax attributes of the various types of marketable investments.
                                       (23)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued

       CNA and the insurance industry are exposed to an unknown amount of liability for environmental pollution, primarily related to toxic waste site clean-up. Refer to Note E of Notes to Financial Statements for further discussion of environmental pollution exposures.

ACCOUNTING STANDARDS:

       In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement applies to financial statements for fiscal years beginning after December 15, 1995. This Statement will not have a significant impact on CNA.


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


(b)  REPORTS ON FORM 8-K:

       There were no reports on Form 8-K for the three months ended March 31, 1995.


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

Date:  May 15, 1994                         By: PETER E. JOKIEL
       ------------                             ---------------------
                                                Peter E. Jokiel
                                                Senior Vice President and
                                                Chief Financial Officer
                                       (26)