Form 10-Q
period 1995-06-30
CNA FINANCIAL CORP
filed 1995-08-14
CIK 21175

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


For the Quarterly Period Ended June 30, 1995  Commission File Number 1-5823

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
Yes /X/  No...


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                       Outstanding at August 1, 1995
 -----------------------------            -----------------------------
 Common Stock, Par value $2.50                      61,798,262
===============================================================================
                            Page (1) of (33)

                                 CNA FINANCIAL CORPORATION

                                           INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE NO.
-------   ---------------------                                        --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEET
   JUNE 30, 1995 (Unaudited) and DECEMBER 31, 1994 . . . . . . . . . .       3

 STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994 . . . . .       4

 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (Unaudited)
   FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 . . . . . . . . . .       5

 STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
   FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 . . . . . . . . . .       6

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
   JUNE 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .       7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . .     18


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .     29

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . .     30

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31

EXHIBIT 11.   COMPUTATION OF NET INCOME PER COMMON SHARE. . . . . . . .     32

EXHIBIT 27.   FINANCIAL DATA SCHEDULE . . . . . . . . . . . . . . . . .     33











                                       (2)

                                          CNA FINANCIAL CORPORATION

                                          CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------
                                                                                       June 30   December 31
                                                                                        1995        1994
(In millions of dollars)                                                             (Unaudited)
------------------------------------------------------------------------------------------------------------
Assets
  Investments:
    Fixed maturities available for sale (cost: $25,240.3 and $21,623.1) . . . . . .   $25,666.4    $20,827.7
    Equity securities available for sale (cost: $739.6 and $736.3). . . . . . . . .       910.1        754.8
    Mortgage loans and real estate (less accumulated depreciation: $3.5 and $3.4) .       129.4         46.9
    Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       175.7        176.3
    Other invested assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       367.3        101.1
    Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,974.7      5,036.1
                                                                                     ----------   ----------
         Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36,223.6     26,942.9
    Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       197.7        147.6
    Insurance receivables:
      Reinsurance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,568.8      3,187.7
      Other insurance receivables . . . . . . . . . . . . . . . . . . . . . . . . .     5,393.4      3,861.4
      Less allowance for doubtful accounts. . . . . . . . . . . . . . . . . . . . .      (297.4)      (127.5)
    Deferred acquisition costs  . . . . . . . . . . . . . . . . . . . . . . . . . .     1,437.0      1,026.4
    Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . . . . .       482.1        407.1
    Receivables for securities sold . . . . . . . . . . . . . . . . . . . . . . . .     1,956.8        258.7
    Federal income taxes recoverable (includes $106.8 and $85.8 due from Loews) . .        88.3         93.4
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,739.8      1,662.5
    Property and equipment at cost (less accumulated depreciation: $584.0 and
     $244.9)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       508.4        263.3
    Prepaid reinsurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . .       610.4        175.1
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       841.5        341.5
    Separate Account business . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,907.0      6,080.3
------------------------------------------------------------------------------------------------------------
         Total assets                                                                 $62,657.4    $44,320.4
============================================================================================================

                                          CNA FINANCIAL CORPORATION

                                    CONSOLIDATED BALANCE SHEET-continued

------------------------------------------------------------------------------------------------------------
                                                                                       June 30   December 31
                                                                                        1995        1994
(In millions of dollars)                                                             (Unaudited)
------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders Equity
Liabilities:
    Insurance reserves:
     Claim and claim expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $32,356.1    $22,564.7
     Future policy benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,272.8      3,049.8
     Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,624.8      2,690.7
     Policyholders' funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       613.6        632.5
    Participating policyholders' equity . . . . . . . . . . . . . . . . . . . . . .       129.7         98.0
    Securities sold under repurchase agreements . . . . . . . . . . . . . . . . . .     2,781.9      2,478.6
    Payables for securities purchased . . . . . . . . . . . . . . . . . . . . . . .     1,278.8        281.4
    Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4.7          2.0
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,994.8        911.8
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,684.1        984.7
    Separate Account business . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,907.0      6,080.3
                                                                                     ----------   ----------
         Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    56,648.3     39,774.5
                                                                                     ----------   ----------
Commitments and contingent liabilities
Stockholders' equity:
    Common stock ($2.50 par value; Authorized - 200,000,000 shares;
     Issued - 61,841,969 shares). . . . . . . . . . . . . . . . . . . . . . . . . .       154.6        154.6
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       150.0        150.0
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .       434.7        434.7
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,721.3      4,315.5
    Net unrealized investment gains (losses). . . . . . . . . . . . . . . . . . . .       526.3       (506.4)
    Foreign currency translation adjustment . . . . . . . . . . . . . . . . . . . .        24.7       -
    Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2.5)        (2.5)
                                                                                     ----------   ----------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .     6,009.1      4,545.9
------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                   $62,657.4    $44,320.4
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

        See accompanying Notes to Condensed Consolidated Financial Statements.

                                       (3)

                                   CNA FINANCIAL CORPORATION

                               STATEMENT OF CONSOLIDATED OPERATIONS
                                           (Unaudited)

-------------------------------------------------------------------------------------------------------------
-----------
PERIOD ENDED JUNE 30                                                            SECOND QUARTER
SIX MONTHS
                                                                               1995        1994         1995
     1994
(In millions of dollars, except per share data)
-------------------------------------------------------------------------------------------------------------
-----------
Revenues:
 Premiums .............................................................     $2,868.9    $2,366.9    $5,384.9
 $4,675.8
 Net investment income ................................................        514.7       384.1       945.6
    730.4
 Realized investment gains (losses) ...................................        205.8       (76.3)      241.6
   (182.0)
 Other.................................................................         69.8        56.3       139.9
    111.3
                                                                            --------    --------    --------
 --------
                                                                             3,659.2     2,731.0     6,712.0
  5,335.5
                                                                            --------    --------    --------
 --------
Benefits and expenses:
 Insurance claims and policyholders' benefits .........................      2,418.2     2,180.6     4,573.9
  4,301.7
 Amortization of deferred acquisition costs............................        421.7       337.7       782.7
    661.6
 Other operating expenses..............................................        416.1       286.4       732.4
    594.4
 Interest expense......................................................         38.0        17.6        55.7
     35.3
                                                                            --------    --------    --------
 --------
                                                                             3,294.0     2,822.3     6,144.7
  5,593.0
                                                                            --------    --------    --------
 --------
    Income (loss) from continuing operations before income tax.........        365.2       (91.3)      567.3
   (257.5)
Income tax benefit (expense)...........................................       (108.5)       55.1      (157.8)
    143.2
                                                                            --------    --------    --------
 --------
    Income (loss) from continuing operation............................        256.7       (36.2)      409.5
   (114.3)
Income from discontinued operations, net of income taxes...............         -           -           -
     -
-------------------------------------------------------------------------------------------------------------
-----------
    NET INCOME (LOSS)                                                       $  256.7    $  (36.2)  $   409.5
   (114.3)
=============================================================================================================
===========
EARNINGS PER SHARE
------------------
Income (loss) from continuing operations...............................     $   4.12    $  (0.61)  $    6.57
 $  (1.89)
Income from discontinued operations, net of income taxes...............         -           -           -
     -
-------------------------------------------------------------------------------------------------------------
-----------
Net Income (loss)......................................................     $   4.12    $  (0.61)  $    6.57
 $  (1.89)
=============================================================================================================
===========

Weighted average outstanding shares of
 common stock (in millions of shares)..................................         61.8        61.8        61.8
     61.8
=============================================================================================================
===========

         See accompanying Notes to Condensed Consolidated Financial Statements.

                                       (4)

                                   CNA FINANCIAL CORPORATION

                          STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                           (Unaudited)

------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1995 and 1994
                                                                        Net
                                                                     Unrealized     Foreign
                                             Additional              Investment    Currency
                                  Capital     Paid-in    Retained      Gains      Translation
(In millions of dollars)           Stock      Capital    Earnings     (Losses)     Adjustment    Total
------------------------------------------------------------------------------------------------------
Balance, December 31, 1993.....   $302.1     $434.7     $4,284.3    $  360.0     $    -       $5,381.1
  Net loss.....................     -          -          (114.3)       -             -         (114.3)
  Unrealized investment losses.     -          -            -         (551.8)         -         (551.8)
  Preferred dividends..........     -          -            (2.5)       -             -           (2.5)
------------------------------------------------------------------------------------------------------
Balance, June 30, 1994            $302.1     $434.7     $4,167.5    $ (191.8)    $    -       $4,712.5
======================================================================================================
Balance, December 31, 1994.....   $302.1     $434.7     $4,315.5    $ (506.4)    $    -       $4,545.9
  Net income...................     -          -           409.5        -             -          409.5
  Unrealized investment gains..     -          -            -        1,032.7          -        1,032.7
  Foreign currency translation
    adjustment.................     -          -            -           -             24.7        24.7
  Preferred dividends..........     -          -            (3.7)       -             -           (3.7)
------------------------------------------------------------------------------------------------------
Balance, June 30, 1995            $302.1     $434.7     $4,721.3    $  526.3     $    24.7    $6,009.1
======================================================================================================

      See accompanying Notes to Condensed Consolidated Financial Statements.

                                       (5)

                                   CNA FINANCIAL CORPORATION

                               STATEMENT OF CONSOLIDATED CASH FLOWS
                                          (Unaudited)

--------------------------------------------------------------------------------------
Six Months Ended June 30                                           1995         1994
(In millions of dollars)
--------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)......................................   $     409.5   $   (114.3)
                                                            ------------   ----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Pretax realized (gains) losses.......................        (241.6)       182.0
    Participating policyholders' interest................          (0.2)       (10.2)
    Amortization of bond discount........................         (69.2)       (36.7)
    Amortization of goodwill.............................           7.1          2.1
    Depreciation.........................................          45.8         30.0
    Changes in:
       Other insurance receivables.......................        (427.7)      (275.4)
       Reinsurance receivables...........................        (325.3)        (9.6)
       Prepaid reinsurance premiums......................          14.7        (15.3)
       Deferred acquisition costs........................        (104.6)       (48.3)
       Accrued investment income.........................          32.9       (126.9)
       Insurance reserves................................         481.8        806.3
       Federal income taxes..............................           5.2        (66.8)
       Deferred income taxes.............................          39.6        (37.9)
       Reinsurance payables..............................         113.4          1.4
       Other liabilities..................................        461.4        107.8
       Other, net........................................         182.1        (58.5)
                                                            ------------  -----------
               Total adjustments.........................         215.4        444.0
                                                            ------------  -----------
               Net cash provided by operating activities.         624.9        329.7
                                                            ------------  -----------
Cash flows from investing activities:
  Purchase of The Continental Corporation................      (1,125.5)        -
  Cash acquired in connection with the
    Continental merger...................................         165.1         -
  Purchases of fixed maturities..........................     (12,469.7)   (25,758.6)
  Proceeds from fixed maturities:
    Sales................................................      11,857.5     18,864.9
    Maturities, calls and redemptions....................       1,657.7      3,156.5
  Purchases of equity securities.........................        (460.7)      (419.0)
  Proceeds from sale of equity securities................         589.6        303.3
  Change in short-term investments.......................      (2,327.2)       453.2
  Purchases of property and equipment....................         (38.6)       (51.6)
  Change in securities sold under repurchase agreements..         303.3      3,122.2
  Change in other investments............................         172.8         (7.8)
  Other, net.............................................           1.9          0.9
                                                            ------------   ----------
               Net cash used in investing activities.....      (1,673.8)      (336.0)
                                                            ------------   ----------

                                   CNA FINANCIAL CORPORATION

                                          (Unaudited)

--------------------------------------------------------------------------------------
Six Months Ended June 30                                           1995         1994
(In millions of dollars)
-------------------------------------------------------------------------------------
Cash flows from financing activities:
  Dividends paid to preferred shareholders...............          (3.8)        (2.3)
  Receipts from investment contracts credited to
    policyholder account balances........................          15.8         21.3
  Return of policyholder account balances on investment
    contracts............................................         (17.5)       (16.4)
  Principal payments on long-term debt...................         (23.1)        (2.6)
  Retirement of notes payable............................        (205.0)        -
  Proceeds from issuance of long-term debt...............       1,332.6          0.2
                                                            ------------   ----------
               Net cash provided by financing
                activities...............................       1,099.0          0.2
                                                            ------------   ----------
               Net increase (decrease) in cash...........          50.1         (6.1)
Cash at beginning of period .............................         147.6        129.6
--------------------------------------------------------------------------------------
Cash at end of period                                       $     197.7   $    123.5
======================================================================================
Supplemental disclosures of cash flow information:
  Cash received (paid):
   Interest expense......................................   $     (50.4)  $    (34.6)
   Federal income taxes..................................         (73.3)        44.9
======================================================================================

      See accompanying Notes to Condensed Consolidated Financial Statements.


                                       (6)

                            CNA FINANCIAL CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1995
                                   (Unaudited)


NOTE A.  Basis of Presentation:

   The condensed consolidated financial statements (unaudited) include CNA Financial Corporation and its subsidiaries (CNA) and have been prepared in accordance with generally accepted accounting principles. Results of operations for the three-month and six-month periods ended June 30, 1995 include the operations of The Continental Corporation (Continental) since
May 10, 1995, the date of acquisition of Continental. Results of operations for the comparable periods ended June 30, 1994 reflect historical results of CNA and do not include earnings related to the acquisition of Continental (See Note B). In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited condensed consolidated financial statements.

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

NOTE B.  Acquisition of Continental:

   On December 6, 1994, CNA entered into a merger agreement providing for the payment of $20.00 per share to holders of Continental common stock. On May 9, 1995, at a Special Meeting of Continental Shareholders called to approve the merger agreement, holders of 77% of the outstanding shares of Continental common stock voted to approve the Merger. Final regulatory approvals of the merger were received on May 9, 1995 and the merger was consummated on May 10, 1995.

   The acquisition of Continental has been accounted for as a purchase, therefore Continental's operations are included in the Condensed Consolidated
Financial Statements as of May 10, 1995.    CNA has completed its
preliminary purchase accounting analysis. The purchase of Continental reflects preliminary goodwill of approximately $300 million which will be amortized over twenty years at an annual charge to income of $15 million. Evaluation and appraisal of the net assets is continuing and allocation of the purchase price may be adjusted.

                                       (7)

                              CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

   The unaudited pro forma condensed results of operations presented below assume the above transaction had occurred at the beginning of the periods presented:

-------------------------------------------------------------------------------------------
PRO FORMA
PERIOD ENDED JUNE 30                               SECOND QUARTER             SIX MONTHS
(In millions of dollars, except per share data)   1995        1994         1995        1994
-------------------------------------------------------------------------------------------
Revenues                                      $4,079.2    $4,044.4     $8,199.6    $7,930.2
Realized investment gains (losses)
   included in revenue                           233.0       (82.9)       361.7      (156.6)
                                               -------     -------      -------      ------

Income (loss) from continuing operations
   before income tax                             325.9       (105.2)      596.1      (402.7)
Income tax benefit (expense)                     (91.7)        59.8      (181.2)      176.9
                                                ------      -------     -------     -------
Income (loss) from continuing operations      $  234.2    $   (45.4)   $  414.9    $ (225.8)
                                                ======      =======     =======     =======

Net income (loss) per share                   $   3.87    $   (0.75)   $   6.66    $  (3.69)
                                                ======      =======     =======     =======
-------------------------------------------------------------------------------------------

   The unaudited pro forma condensed financial information is not necessarily indicative either of the results of operations that would have occurred had these transactions been consummated at the beginning of the period presented or of future operations of the combined companies.

   CNA filed a Current Report on Form 8-K/A with the Securities and Exchange Commission on July 24, 1995. Included in this report is pro forma consolidated financial information including a discussion of the preliminary purchase price allocation based on fair values.

NOTE C.  Restricted Investments:

   On December 30, 1993, CNA deposited $986.8 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note E below. At June 30, 1995, the escrow account amounted to $1.03 billion. The funds are included in short-term investments and are invested in U. S. Treasury securities. The escrow account is the prefunding mechanism to the trust fund for future claimants.

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


                                       (8)

                              CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

   The effects of reinsurance on written premiums and earned premiums are as follows:

-------------------------------------------------------------------------------------------------------------
Written Premium
(In millions of dollars)            Direct   Assumed    Ceded      Net      Direct  Assumed    Ceded      Net
-------------------------------------------------------------------------------------------------------------
Six Months Ended June 30                          1995                                    1994
                                 -------------------------------------    -----------------------------------
 Long Duration Contracts          $  332.4      60.5     10.6    382.3    $  259.9     57.8     11.9    305.8
 Short Duration Contracts          5,149.2     620.5    484.3  5,285.4     4,075.8    728.0    314.0  4,489.8
                                   -------   -------    -----  -------     -------  -------    -----  -------
      Total                       $5,481.6     681.0    494.9  5,667.7    $4,335.7    785.8    325.9  4,795.6
                                   =======   =======    =====  =======     =======  =======    =====  =======

Second Quarter Ended June 30                      1995                                    1994
                                 -------------------------------------    -----------------------------------
 Long Duration Contracts          $   63.2      28.7      5.4     86.5    $  139.2     31.0      6.4    163.8
 Short Duration Contracts          3,004.6     300.4    339.6  2,965.4     1,968.4    382.8    162.2  2,189.0
                                   -------   -------    -----  -------     -------  -------    -----  -------
      Total                       $3,067.8     329.1    345.0  3,051.9    $2,107.6    413.8    168.6  2,352.8
                                   =======   =======    =====  =======     =======  =======    =====  =======

-------------------------------------------------------------------------------------------------------------

                              CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

-------------------------------------------------------------------------------------------------------------
Earned Premium
(In millions of dollars)            Direct   Assumed    Ceded      Net      Direct  Assumed    Ceded      Net
-------------------------------------------------------------------------------------------------------------
Six Months Ended June 30                          1995                                    1994
                                 -------------------------------------    -----------------------------------
 Long Duration Contracts          $  295.0      60.5     10.6    344.9    $  223.2     57.8     11.9    269.1
 Short Duration Contracts          4,892.6     635.9    488.5  5,040.0     3,996.3    709.1    298.7  4,406.7
                                   -------     -----    -----  -------     -------  -------    -----  -------
      Total                       $5,187.6     696.4    499.1  5,384.9    $4,219.5    766.9    310.6  4,675.8
                                   =======     =====    =====  =======     =======  =======    =====  =======

Second Quarter Ended June 30                      1995                                    1994
                                 -------------------------------------    -----------------------------------
 Long Duration Contracts          $  139.9      28.7      5.4    163.2    $  117.9     31.0      6.4    142.5
 Short Duration Contracts          2,730.6     304.4    329.3  2,705.7     1,991.7    368.4    135.7  2,224.4
                                   -------     -----    -----  -------     -------  -------    -----  -------
      Total                       $2,870.5     333.1    334.7  2,868.9    $2,109.6    399.4    142.1  2,366.9
                                   =======     =====    =====  =======     =======  =======    =====  =======

-------------------------------------------------------------------------------------------------------------

   Insurance claims and policyholders' benefits are net of reinsurance recoveries of $330.0 million and $259.8 million for the six months ending June 30, 1995 and June 30, 1994, respectively, and $256.5 million and $127.0 million for the three months ending June 30, 1995 and June 30, 1994, respectively.


NOTE E.  Legal Proceedings and Contingent Liabilities:

   The following information updates legal proceedings and contingent liabilities reported in Notes J and K of the Notes to the Consolidated Financial Statements in the 1994 Annual Report to Shareholders.

Fibreboard Litigation

   CNA's primary property/casualty subsidiary, Continental Casualty Company ("Casualty"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as Settling Parties) have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. Casualty, Fibreboard and Pacific Indemnity have also reached an agreement, (the "Trilateral Agreement") which is subject to court approval, on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval. The


                                       (9)

                              CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


implementation of the Global Settlement or the Trilateral Agreement would have the effect of settling Casualty's litigation with Fibreboard.

   On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. It is expected that one or both of these decisions will be appealed.

Coverage Litigation

   Between 1928 and 1971, Fibreboard manufactured insulation products containing asbestos. Since the 1970's, thousands of claims have been filed against Fibreboard by individuals claiming bodily injury as a result of asbestos exposure.

   Casualty insured Fibreboard under a comprehensive general liability policy between May 4, 1957, and March 15, 1959. Fibreboard disputed the coverage positions taken by its insurers and, in 1979, Fireman's Fund, another of Fibreboard's insurers, brought suit with respect to coverage for defense and indemnity costs. In January 1990, the San Francisco Superior Court (Judicial Council Coordination Proceeding 1072) rendered a decision against the insurers including Casualty and Pacific Indemnity. The court held that the insurers owed a duty to defend and indemnify Fibreboard for certain of the asbestos-related bodily injury claims asserted against Fibreboard (in the case of Casualty, for all claims involving exposure to Fibreboard's asbestos products if there was exposure to asbestos at any time prior to 1959 including years prior to 1957, regardless of when the claims were asserted or injuries manifested) and, although the policies had a $500,000 per person limit and a $1,000,000 per occurrence limit, they contained no aggregate limit of liability in relation to such claims. The judgment was appealed.

   The Court of Appeal entered an opinion on November 15, 1993, as modified on December 13, 1993, which substantially affirmed the lower court's decisions on scope of coverage and trigger of coverage issues, as described below. The Court of Appeal withheld its ruling on the issues discrete to Casualty and Pacific Indemnity pending final court approval of either the Global Settlement or the Trilateral Agreement described below. On January 27, 1994, the California Supreme Court granted a Petition for Review filed by several insurers, including Casualty, of, among other things, the trigger and scope of coverage issues. The order granting review has no effect on the Court of Appeal's order severing the issues unique to Casualty and Pacific Indemnity. Casualty cannot predict the time frame within which the issues before the California Supreme Court may be resolved. If neither the Global Settlement nor the Trilateral Agreement is finally approved, it is anticipated that Casualty and Pacific Indemnity will resume the appeal process. Casualty's appeal of the coverage judgment raises many legal issues. Key issues on appeal under the policy are trigger of coverage, scope of coverage, dual coverage requirements and number of occurrences:

   - The trial court adopted a continuous trigger of coverage theory under which all insurance policies in effect at any time from first exposure to asbestos until the date of the claim filing or death are triggered.
      The Court of Appeal endorsed the continuous trigger theory, but modified the ruling to provide that policies are triggered by a claimant's first exposure to the policyholder's products, as opposed to the first exposure to any asbestos product. Therefore, an insurance policy is not triggered if a claimant's first exposure to the policyholder's product took place after the policy period. The court, however, placed the burden on the insurer to prove the claimant was not exposed to its policyholder's product before or during the policy period. The trigger of coverage issue is now on appeal to the California Supreme Court.

      Casualty's position is that its policy is triggered under California law by manifestation of appreciable harm during the policy period. The bodily injury cannot be said to occur within the meaning of the policy until actual physical symptoms and associated functional impairment manifest themselves. Thus, Casualty's position is that if existing


                                       (10)

                              CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


      California law were applied, there would be no coverage under Casualty's policy; however, the court has recently adopted a continuous trigger in litigation over the duty to defend cases involving bodily injury and property damage due to exposure to DDT.

   - The scope of coverage decision imposed a form of "joint and several" liability that makes each triggered policy liable in whole for each covered claim, regardless of the length of the period the policy was in effect. This decision was affirmed by the Court of Appeal, and is now on appeal to the California Supreme Court. Casualty's position is that liability for asbestos claims should be shared not jointly, but severally and on a pro rata basis between the insurers and insured.
      Under this theory, Casualty would only be liable for that proportion of the bodily injury that occurred during the 22-month period its policy was in force.

   - Casualty maintains that both the occurrence and the injury resulting therefrom must happen during the policy period for the policy to be triggered. Consequently, if the court holds that the occurrence is exposure to asbestos, Casualty's position is that coverage under the Casualty policy is restricted to those who actually inhaled Fibreboard asbestos fibers and suffered injury from May 4, 1957 to March 15, 1959. The Court of Appeal withheld ruling on this issue, as noted above.

   - Casualty's policy had a $1 million per occurrence limit. Casualty contends the number of occurrences under California law must be determined by the general cause of the injuries, not the number of claimants, and that the cause of the injury was the continuous sale and manufacture of the product. Because the manufacture and sale proceeded from two locations, Casualty maintains that there were only two occurrences and thus only $2 million of coverage under the policy. However, the per occurrence limit was interpreted by the trial court to mean that each claim submitted by each individual constituted a separate occurrence. The Court of Appeal withheld ruling on this issue, as noted above.

   Even if Casualty were successful on appeal on the dual coverage requirements or the number of occurrences, if the final decision in the coverage case affirms the trial court's decision on the existence of the Pacific Indemnity policy, then Casualty would still have obligations under the Casualty and Pacific Indemnity Agreement described below.

   Under various reinsurance agreements, Casualty has asserted a right to reimbursement for a portion of its potential exposure to Fibreboard. The reinsurers have disputed Casualty's right to reimbursement and have taken the position that any claim by Casualty is subject to arbitration under provisions in the reinsurance agreement. A Federal court has ruled that the dispute must be resolved by arbitration. There can be no assurance that Casualty will be successful in obtaining a recovery under its reinsurance agreements.

   On April 9, 1993, Casualty and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

   Through June 30, 1995, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 138,100 claims, subject to resolution of the coverage issues, for an estimated settlement amount of approximately $1.62 billion plus any applicable interest. If neither the Global Settlement nor the Trilateral Agreement receives final court approval, Casualty's obligation to pay under these settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, may total as much as approximately $787 million, of which approximately $540 million was paid through June 30, 1995.

                                       (11)

                              CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

   Casualty will continue to pursue its appeals in the coverage litigation and all other litigation involving Fibreboard if the Global Settlement or the Trilateral Agreement cannot be implemented.

Global Settlement

   On August 27, 1993, Casualty, Pacific Indemnity, Fibreboard and a negotiating committee of asbestos claimant attorneys reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1.525 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. The Global Settlement approval is subject to possible appeals. As noted below, there is limited precedent with settlements which determine the rights of future claimants to seek relief.

   Subsequent to the announcement of the agreement in principle, Casualty, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement which sets forth the parties' obligations in the event the Global Settlement approval by the trial court is not upheld on appeal. In such case, Casualty and Pacific Indemnity would contribute to a settlement fund an aggregate of $2 billion, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities for previously settled claims. Casualty's share of such fund would be $1.44 billion reduced by a portion of an additional payment of $635 million which Pacific Indemnity has agreed to pay for unsettled present claims and previously settled claims. Casualty has agreed that if either the Global Settlement or the Trilateral Agreement is finally approved, it will assume responsibility for the claims that had been settled before August 27, 1993. The additional $635 million to be contributed by Pacific Indemnity would be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Casualty would be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Casualty, including but not limited to liability for asbestos-related claims against Fibreboard. The Trilateral Agreement approval by the trial court is subject to possible appeal. Casualty and Fibreboard have entered into a supplemental agreement (the "Supplemental Agreement") which governs the interim arrangements and obligations between the parties until such time as the trial court's approval of the Global Settlement is upheld on appeal and also governs certain obligations between the parties in the event the Global Settlement is upheld on appeal including the payment of claims which are not included in the Global Settlement.

   In addition, Casualty and Pacific Indemnity have entered into an agreement (the "Casualty-Pacific Agreement") which sets forth the parties' agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies whether or not the Global Settlement or the Trilateral Agreement is finally approved. Under the Casualty-Pacific Agreement, Casualty and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1.525 billion plus expenses and interest accrued in escrow to be used to satisfy the claims of future claimants. If neither the Global Settlement nor the Trilateral Agreement is finally approved, Casualty and Pacific Indemnity would share, in the same percentages, most but not all liabilities and costs of either insurer including, but not limited to, liabilities for unsettled present claims and presently settled claims (regardless of whether either such insurer would otherwise have any liability therefor). If either the Trilateral Agreement or the Global Settlement is finally approved, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635 million.

                                       (12)

                              CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Reserves

   In the fourth quarter of 1992, Casualty increased its reserve with respect to potential exposure to asbestos-related bodily injury cases by $1.5 billion. In connection with the agreement in principle announced on August 27, 1993, Casualty added $500 million to such claim reserve in the third quarter of 1993. The Fibreboard litigation represents the major portion of Casualty's asbestos-related claim exposure.

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

   The Global Settlement and the Trilateral Agreement approved by the trial court are subject to appeal. There is limited precedent with settlements which determine the rights of future claimants to seek relief. It is extremely difficult to assess the magnitude of Casualty's potential liability for such future claimants if neither the approval of the Global Settlement nor the Trilateral Agreement is upheld on appeal, keeping in mind that Casualty's potential liability is limited to persons exposed to asbestos prior to the termination of the policy in 1959.

   Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed for exposure starting after 1959. As indicated above, as of June 30, 1995, Casualty, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 138,100 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Casualty is not a party.

   Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiffs' counsel in August 1993, the expected settlement for approximately 49,500 claims for exposure to asbestos both prior to and after 1959 is currently averaging approximately $13,300 per claim for the before 1959 claims processed through June 30, 1995. Based on reports by Fibreboard, between September 1988 and April 1993, Fibreboard resolved approximately 40,000 claims, approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Casualty. Casualty intervened and settled these claims for approximately $77,000 on average, with a portion of the payment contingent on final approval on appeal of the Global Settlement or the Trilateral Agreement, and if neither is finally approved, subject to resolution of the coverage appeal.

   Casualty believes that as a result of the Global Settlement and the Trilateral Agreement it has greatly reduced the uncertainty of its exposure with respect to the Fibreboard matter. However, if neither the Global Settlement, nor the Trilateral Agreement is upheld on appeal, in light of


                                       (13)

                              CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


the factors discussed herein the range of Casualty's potential liability cannot be meaningfully estimated and there can be no assurance that the reserves established would be sufficient to pay all amounts which ultimately could become payable in respect of asbestos-related bodily injury liabilities.

   While it is possible that the ultimate outcome of this matter could have a material adverse impact on the equity of the Company, management does not believe that a further loss material to equity is probable. Management will continue to monitor the potential liabilities with respect to asbestos-related bodily injury claims and will make adjustments to the claim reserves if warranted.

Environmental Pollution and Asbestos

   The CNA property/casualty insurance companies have potential exposures related to environmental pollution, asbestos-related, and other toxic tort claims.

   Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by "Responsible Parties" ("RP's"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establish a mechanism to pay for clean-up of waste sites if RP's fail to do so, and to assign liability to RP's. The extent of liability to be allocated to a RP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency on its National Priorities List. On the other hand, the Congressional Budget Office estimates that there will be 4,500 National Priority List sites, and other estimates project as many as 30,000 sites that will require clean-up under ECLs. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established. CNA and the insurance industry are disputing many such claims. Key coverage issues include whether Superfund response costs are considered damages under the policies, trigger of coverage, applicability of pollution exclusions, the potential for joint and several liability and definition of an occurrence. Similar coverage issues exist for clean-up of waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues.

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

   Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the exposure to CNA for environmental pollution claims cannot be meaningfully quantified. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to later adjustment based on new data. As of June 30, 1995 and December 31, 1994, CNA carried

                                       (14)

                              CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


approximately $939 million and $509 million, respectively, of claim and claim expense reserves, before reinsurance recoverable, for reported and unreported environmental pollution claims. Included in the June 30, 1995 reserves are $393 million related to Continental, whose financial results are included in the accompanying financial statements for the period May 10, 1995 through June 30, 1995. Unfavorable reserve development for the six months ended June 30, 1995 and the full year 1994 totaled $73 million and $180 million, respectively. The foregoing reserve information includes claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion.

   CNA has exposure to asbestos-related claims, including those attributable to Fibreboard, and other toxic tort claims. Estimation of asbestos-related and other toxic tort claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage. As of June 30, 1995 and December 31, 1994, CNA carried approximately $2,349 million and $2,049 million, respectively, of claim and claim expense reserves, before reinsurance recoverable, for reported and unreported asbestos-related and other toxic tort claims. Included in the June 30, 1995 reserves are $329 million related to Continental, whose financial results are included in the accompanying financial statements for the period May 10, 1995 through June 30, 1995. Unfavorable reserve development for the six months ended June 30, 1995 and the full year 1994 totaled $54 million and $37 million, respectively.

   The results of operations in future years may continue to be adversely affected by environmental pollution claims and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

------------------------------------------------------------------------
RESERVE RECAP                               JUNE 30       DECEMBER 31
(In millions of dollars)                      1995            1994
------------------------------------------------------------------------

Environmental pollution                     $    939        $   509
Asbestos and other toxic tort                  2,349          2,049
                                               -----          -----
                                               3,288          2,558
Reinsurance recoverable                         (260)          (113)
                                               -----          -----
  Net reserves                              $  3,028        $ 2,445
                                               =====          =====
------------------------------------------------------------------------

Other Litigation


   CNA and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the results of operations or equity of CNA.

                                       (15)

                              CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F. Debt:
Long and short-term borrowings consisted of the following:

---------------------------------------------------------------------
LONG AND SHORT-TERM DEBT                   JUNE 30        DECEMBER 31
(In millions of dollars)                     1995            1994
---------------------------------------------------------------------
Long-term:
  Credit Facility                         $1,325.0           $  -
  Senior Notes                               646.9              646.4
  Debenture                                  247.1              247.1
  Secured Mortgage Notes                     382.1              -
  Secured Capital Leases                      30.6              -
  Other                                      363.1               18.3
Short-Term                                     4.7                2.0
                                          --------           --------
                                          $2,999.5           $  913.8
                                          ========           ========
----------------------------------------------------------------------

   To finance the acquisition of Continental (including the refinancing of $205 million of Continental debt) CNA entered into a five-year $1.325 billion revolving credit facility involving 16 banks led by The First National Bank of Chicago and The Chase Manhattan Bank, N.A.. The interest rate for the facility is based on the one, two, three, or six month London Interbank Offered Rate (LIBOR) plus 35 basis points. The May 10 all-in facility rate was 6.475%. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

   To offset the variable rate characteristics of the facility, CNA entered into 5 year interest rate swap agreements with several banks. These agreements which terminate from May 2000 to July 2000 will convert variable rate debt based on three month LIBOR into fixed rate debt resulting in fixed rates on notional amounts totalling $950 million. The all-in weighted average fixed interest rate at July 14, 1995 was 6.75%.

   On August 10, 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors at an average rate of 5.86%, to replace a like amount of bank financing. $500 million of the committed bank facility will support the commercial paper program. Standard and Poor's and Moody's issued short-term debt ratings of A2 and P2, respectively, for CNA's Commercial Paper Program.


                                       (16)

                              CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - concluded


NOTE G. Discontinued Operations:

   The financial statements reflect the operating results of the discontinued insurance operations separately from continuing operations. The discontinued operations were acquired as part of the Continental merger; therefore, results of operations for the three-month and six-month periods ended June 30, 1995, reflect only activity from May 10, 1995 through June 30, 1995. Operating results of the discontinued operations were as follows:

-----------------------------------------------------------
                                           PERIOD ENDED
(In millions of dollars)                  JUNE 30, 1995
-----------------------------------------------------------

Revenues                                     $  10.0
Expenses                                        10.0
                                               -----
  Income Before Income Taxes                     -
Income Taxes                                     -
                                               -----
  Income from Discontinued Operations        $   -
                                               =====
-----------------------------------------------------------

   Net assets of discontinued insurance operations at June 30, 1995 were included in "Other Assets", net of intercompany eliminations, and were as follows:

------------------------------------------------------
                                              JUNE 30
(In millions of dollars)                       1995
------------------------------------------------------

ASSETS:
Cash and Investments                          $  940.0
Reinsurance Receivables and Other Assets         543.0
                                              --------
                                               1,483.0
                                              --------

LIABILITIES:
Claim and Claim Expenses                       1,124.0
Other Liabilities                                205.0
                                              --------
                                               1,329.0
                                              --------

  Net Assets                                  $  154.0
                                              ========
------------------------------------------------------

                                       (17)

                              CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


   The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto found on pages 3 to 17, which contain additional information helpful in evaluating operating results and financial condition.

Overview:

Continental Acquisition-

   CNA reached an agreement in late 1994 to acquire The Continental Corporation (Continental) through a cash merger for $1.1 billion or $20 per Continental share. On May 9, 1995, Continental shareholders approved the agreement and the merger was completed on May 10. As a result and upon consummation of the merger, Continental became a wholly owned subsidiary of CNA Financial Corporation. CNA funded the cash purchase price with proceeds from a five-year revolving credit facility from a syndicate of banks. See Liquidity and Capital Resources section for summary description of financing of acquisition. Continental is an insurance holding company principally engaged in the business of owning a group of property and casualty insurance companies and this acquisition makes CNA the largest U.S. commercial lines insurer, the third largest U.S. property-casualty organization, and the sixth largest U.S. insurance group, based on 1994 premium volume.

   CNA has completed its preliminary purchase accounting analysis and filed pro forma financial information with the SEC on July 24, 1995 on Current Report on Form 8-K/A. Evaluation and appraisal of the net assets is continuing and allocation of the purchase price may be adjusted. The purchase of Continental reflects preliminary goodwill of approximately $300 million which will be amortized over twenty years at an annual charge to income of $15 million.

   CNA's top priority is to consolidate the two organizations as quickly as possible without disruption to its existing businesses. The merged organization will operate under the name CNA with headquarters in Chicago. The company will merge most of the Continental and CNA sales and support offices nationwide. CNA continues to remain committed to strong relationships with the agents and brokers who distribute its products and services.


   Going forward, the combined organization is expected to be stronger and more competitive than either company could have been on its own. CNA will benefit from a stronger market position in nearly all property-casualty businesses, increased economies of scale and efficiencies, and expanded distribution of new and existing products. CNA believes that its major businesses are leaders in their respective fields, or are on their way to establishing a leadership position.


                                       (18)

                              CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

Fibreboard-

   As described in Note E to the Condensed Consolidated Financial Statements, CNA's primary property/casualty subsidiary, Continental Casualty Company (Casualty) substantially eliminated a major source of financial uncertainty by reaching a Global Settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard Corporation (Fibreboard), a former asbestos manufacturer.

   Casualty is party to litigation with Fibreboard involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as Settling Parties) have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. Casualty, Fibreboard and Pacific Indemnity have also reached an agreement, (the "Trilateral Agreement") which is subject to court approval, on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval. The implementation of the Global Settlement or the Trilateral Agreement would have the effect of settling Casualty's litigation with Fibreboard.

   On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. It is expected that one or both of these decisions will be appealed.



                                       (19)

                              CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


Results of Operations:

   The following chart summarizes key components of operating results for the second quarter and six months ended June 30, 1995 and 1994.

-------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                SECOND QUARTER            SIX MONTHS
(In millions of dollars)                           1995        1994        1995        1994
-------------------------------------------------------------------------------------------
 Operating Summary (excluding
 realized investment gains/losses):
 Revenues:
   Premiums:
     Property/Casualty                         $2,162.8    $1,703.0    $3,947.3    $3,327.9
     Life                                         706.1       663.9     1,437.6     1,347.9
                                                -------     -------     -------     -------
                                                2,868.9     2,366.9     5,384.9     4,675.8
   Net investment income                          514.7       384.1       945.6       730.4
   Other                                           69.8        56.3       139.9       111.3
                                                -------     -------     -------     -------
                                                3,453.4     2,807.3     6,470.4     5,517.5
 Benefits and expenses                          3,287.3     2,821.9     6,137.8     5,603.9
                                                -------     -------     -------     -------
   Operating income (loss)
    before income tax                             166.1       (14.6)      332.6       (86.4)
Income tax benefit (expense)                      (38.9)       32.3       (73.8)       87.3
                                                -------     -------     -------     -------
  Net operating income (loss)                  $  127.2    $   17.7    $  258.8    $    0.9
                                                =======     =======     =======     =======
 Supplemental Financial Data:
 Net operating income (loss) by group:
   Property/Casualty                            $ 121.7    $    7.3    $  239.6    $  (13.0)
   Life                                            23.5        22.3        48.5        37.4
   Other                                          (18.0)      (11.9)      (29.3)      (23.5)
                                                -------     -------     -------     -------
                                                  127.2        17.7       258.8         0.9
                                                -------     -------     -------     -------
 Net realized investment gains (losses)
  by group:
   Property/Casualty                               76.7       (40.9)       85.7       (82.9)
   Life                                            52.2       (11.6)       63.7       (30.8)
   Other                                            0.6        (1.4)        1.3        (1.5)
                                                -------     -------     -------     -------
                                                  129.5       (53.9)      150.7      (115.2)
                                                -------     -------     -------     -------

 Net income (loss) by group:
   Property/Casualty                              198.4       (33.6)      325.3       (95.9)
   Life                                            75.7        10.7       112.2         6.6
   Other                                          (17.4)      (13.3)      (28.0)      (25.0)
                                                -------     -------     -------     -------
                                               $  256.7    $  (36.2)   $  409.5    $ (114.3)
===========================================================================================

 Consolidated Results

   As discussed above, the merger of Continental and CNA Financial Corporation was consummated on May 10, 1995. Thus, the second quarter and six month 1995 results of operations include Continental subsequent to May 10, 1995.

   Consolidated revenues excluding realized gains/losses were $6.47 billion, up $953 million for the first half of 1995, compared to revenues of $5.52 billion for the same period in 1994. Consolidated revenues, excluding Continental, were up $406 million or 7.4%. Of that increase, $244 million was in earned premiums, $150 million in investment income and $12 million in other income. For Continental, earned premiums during the period from May 10 through June 30, 1995 were $465 million representing 85% of its revenues. Investment income was $66 million or 12% of its revenues. Other income, comprised primarily of claims adjusting fees and insurance inspection fees, was $16 million, or 3% of revenues.

                                       (20)

                              CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


   Consolidated revenues, excluding realized investment gains
(losses), were up 23.0% in the second quarter to $3.45 billion compared to $2.81 billion for the second quarter of 1994. Excluding Continental, premium revenue increased $37 million or 1.5% and investment income increased $66 million, or 17.1%.

   CNA reported increased earnings for the first six months of 1995 as compared to the similar period of 1994. Net operating income which excludes net realized investment gains, was $258.8 million, or $4.13 per share, compared with $0.9 million, or a loss of $0.02 per share, for the first six months of 1994. This improvement was chiefly attributable to improved loss experience, notably in the workers' compensation line, lower level of catastrophes, and increased investment income for both the property/casualty and life operations.

   Realized investment gains, net of tax, for the first half of 1995 were $150.7 million, or $2.44 per share, compared to net realized investment losses for the first half of 1994 of $115.2 million, or $1.87 per share. Realized investment gains, net of tax, for the second quarter of 1995 amounted to $129.5 million, or $2.09 per share, compared to net realized investment losses for the second quarter of 1994 of $53.9 million, or $.88 per share.

   The components of the net realized investment gains (losses) are as follows:


--------------------------------------------------------------
 Realized Investment Gains (Losses)
 Six Months Ended June 30                    1995         1994
 (In millions of dollars)
--------------------------------------------------------------
  Bonds:
   U.S. Government                        $  97.9      $(145.2)
   Tax exempt                                17.9         23.1
   Asset-backed                              33.9        (44.4)
   Taxable                                   (4.7)       (39.2)
                                            -----        -----
    Total bonds                             145.0       (205.7)
  Stocks                                     51.7         32.7
  Derivative securities                      (7.2)         3.2
  Other                                      52.1        (12.1)
                                            -----        -----
    Realized investment gains (losses)
      reported in revenues                  241.6       (181.9)
  Participating policyholders' interest      (6.9)        10.9
  Income tax benefit (expense)              (84.0)        55.8
                                            -----        -----
    Net realized investment
       gains (losses)                     $ 150.7      $(115.2)
==============================================================

   CNA's total income tax expense for the six months ended June 30, 1995 amounted to $157.8 million compared to a benefit of $143.2 million for the same period in 1994. CNA's income tax expense excluding tax on realized investment gains (losses) amounted to $73.8 million for the six months ended June 30, 1995, compared to a $87.3 million benefit in the first six months of 1994. The income tax expense on realized investment gains for the six months ended June 30, 1995, totaled $84.0 million compared with an income tax benefit of $55.8 million for the same period a year ago.

   Net income was $409.5 million, or $6.57 per share, compared to a net loss of $114.3 million, or $1.89 per share, for the first six months of 1994.

                                       (21)

                              CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


Property/Casualty Operations
----------------------------

----------------------------------------------------------------------------------------------
 Property/Casualty Group                            SECOND QUARTER              SIX MONTHS
 Period Ended June 30                             1995          1994         1995         1994
 (In millions of dollars)
----------------------------------------------------------------------------------------------
  Operating Summary (excluding realized
     investment gains/losses):
   Revenues:
     Premiums                                $ 2,162.8     $ 1,703.0     $3,947.3     $3,327.9
     Net investment income                       423.2         304.2        766.4        581.8
     Other                                        62.7          42.7        116.0         87.5
                                               -------       -------      -------      -------
                                               2,648.7       2,049.9      4,829.7      3,997.2
   Benefits and expenses                       2,491.7       2,080.7      4,527.3      4,105.2
                                               -------       -------      -------      -------
     Income (loss) before income tax             157.0         (30.8)       302.4       (108.0)
   Income tax benefit (expense)                  (35.3)         38.1        (62.8)        95.0
                                               -------       -------      -------      -------
     Net operating income (loss) (excluding
        realized investment gains/losses)    $   121.7     $     7.3     $  239.6     $  (13.0)
==============================================================================================

   Property/casualty operating profitability improved significantly in the first six months of 1995. Pretax operating income (excluding net realized investment gains/losses) for the property/casualty insurance subsidiaries was $302.4 million and $157.0 for the six and three months ended June 30, 1995 compared to pretax operating losses of $108.0 million and $30.8 million for the same periods a year ago. Operating income for 1995 reflects both improved investment income and underwriting results.

   Underwriting losses for the six and three months ended June 30, 1995, were $464.0 million and $266.2 million compared to $689.8 million and $335.0 million for the same periods in 1994. The statutory combined ratio for the six and three months ended June 30, 1995 was 109.3% and 109.0% compared with 117.5% and 115.2 % for the same periods in 1994. Contributing to the improvement in underwriting results were continued favorable trends in the workers' compensation line and lower catastrophe losses. Pre-tax catastrophe losses for the six and three months ended June 30, 1995 were approximately $78 million and $55 million, respectively, compared to $166 million and $66 million for the respective periods in 1994. The 1994 catastrophe losses related primarily to the Northridge earthquake and severe winter storms in the Northeast.

   Investment income increased 31.7% and 39.1% for the six and three months ended June 30, 1995 to $766.4 million and $423.2 million, respectively, when compared with the comparable periods a year ago of $581.8 million and $304.2 million, respectively. Investment income increased for the first half of 1995, when compared to the first half of 1994 primarily due to the acquisition of Continental ($64.7 million) and higher yielding investments resulting from a shift late in the 1994 first quarter to longer term securities. Interest rates on debt securities generally rose throughout 1994, but have declined since January 1995. The bond segment of the investment portfolio yielded 6.7% in the first half of 1995 compared with 5.7% for the same period a year ago.

   Property/casualty revenues, excluding net realized investment gains/losses, increased 20.8% and 29.2% for the six months and three months ended June 30, 1995, respectively, compared to the same periods a year ago.
For the six months and three months ended June 30, 1995, property/casualty earned premium increased $619 million, or 18.6% and $460 million, or 27.0% from the prior year's comparable periods, respectively. The increase was principally attributable to the inclusion of Continental business ($465

                                       (22)

                              CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


million) and increases in other CNA business including medium commercial accounts, small commercial business, group operations, reinsurance and specialty lines offset in part by decreases in large account premium business due to the continued shift to high deductibles and decreases in involuntary residual markets and treaty reinsurance.

   The net income of CNA's property/casualty insurance subsidiaries, excluding net realized investment gains/losses, was $239.6 million and $121.7 million for the six and three months ended June 30, 1995, compared to a loss of $13.0 million and income of $7.3 million for the same periods in 1994. Net realized investment gains for the six and three months ended June
30, 1995 were $85.7 million and $76.7 million compared to net realized investment losses of $82.9 million and $40.9 million for the same periods in 1994. The property/casualty group had sold approximately $14 billion of fixed income and equity securities since December 31, 1994, realizing pre-tax net gains of $196.8 million. Of the $14 billion of securities sold, approximately $8 billion and $3 billion, respectively, were from the U.S.
Treasury and Government mortgage-backed bond portfolios.

Life Operations
---------------


------------------------------------------------------------------------------------------------
 Life Group                                         SECOND QUARTER                SIX MONTHS
 Period Ended June 30                             1995          1994          1995          1994
 (In millions of dollars)
------------------------------------------------------------------------------------------------
  Operating Summary (excluding realized
     investment gains/losses):
   Revenues:
     Premiums                                $   714.4     $   668.7     $ 1,451.7     $ 1,356.5
     Net investment income                        89.6          79.1         177.2         148.5
     Other                                         6.7          14.4          23.9          23.6
                                               -------       -------       -------      --------
                                                 810.7         762.2       1,652.8       1,528.6
   Benefits and expenses                         774.2         727.9       1,577.8       1,471.0
                                               -------       -------       -------      --------
     Income before income tax                     36.5          34.3          75.0          57.6
   Income tax expense                            (13.0)        (12.0)        (26.5)        (20.2)
                                               -------       -------       -------      --------
     Net operating income (excluding
        realized investment gains/losses)    $    23.5     $    22.3     $    48.5     $    37.4
================================================================================================

   The improvement in life operations for the first six months of 1995 was primarily from increased investment income.

   Life group revenues, excluding realized investment gains, were $1,652.8 million and $810.7 million for the six and three months ended June 30, 1995, up 8.1% and 6.4%, respectively, when compared to the same period a year ago. Life group earned premium was $1,451.7 million and $714.4 million for the six and three months ended June 30, 1995, up 7.0% and 6.8%, respectively, with the primary growth in annuities, term life and group business. Investment income increased 19.3% and 13.3% for the six and three months ended June 30, 1995, compared to the same periods a year ago primarily due to the same reasons described for property/casualty operations. The bond segment of the life investment portfolio yielded 6.9% in the first half of 1995 compared with 6.2% for the same period a year ago.

   Pretax operating income for the life insurance subsidiaries, excluding net realized investment gains/losses, was $75.0 million and $36.5 million for the six and three months ended June 30, 1995, compared to $57.6 million and $34.3 million, respectively, for the same periods in 1994. The increase in pretax operating income is primarily due to increased investment income.

                                       (23)

                              CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

   CNA's life insurance subsidiaries' net income excluding net realized investment gains/losses was $48.5 million and $23.5 million for the six and three months ended June 30, 1995 compared to $37.4 million and $22.3 million, respectively, for the same periods in 1994. Net realized investment gains for the six and three months ended June 30, 1995 were $63.7 million and $52.2 million, respectively, compared to $30.8 million and $11.6 million of net realized investment losses recognized for the same periods in 1994.

INVESTMENTS:

-----------------------------------------------------------------------------------------------
 Summary of General Account Investments                         |               |
  at Market Value                                               |               |
                                                                |   Change in   |
                                        June 30     December 31 |   Unrealized  |   Realized
 (In millions of dollars)                 1995         1994     |  Gains(losses)| Gains(losses)
-----------------------------------------------------------------------------------------------
                                                                |
 Fixed income securities:                                       |               |
 U. S. Treasury securities and                                  |               |
   obligations of government                                    |               |
   agencies                              $11,510      $10,782   |      $  767   |    $   98
 Asset-backed securities                   4,223        2,564   |         179   |        34
 Tax exempt securities                     3,654        3,770   |          59   |        18
 Taxable                                   6,279        3,712   |         216   |        (5)
                                          ------       ------   |       ------  |     ------
    Total fixed income securities         25,666       20,828   |       1,221   |       145
Stocks                                       910          755   |         152   |        52
Short-term investments                     8,975        5,036   |           -   |         -
Other                                        670          323   |          10   |         9
Derivative security investments                3            1   |           -   |        (7)
                                          ------       ------   |       ------  |     ------
    Total general account investments    $36,224      $26,943   |       1,383   |       199
                                          ======       ======   |               |
Separate Accounts and discontinued                              |               |
   operations                                                   |         222   |        43
Participating policyholders' interest                           |         (32)  |        (7)
Income tax expense                                              |        (540)  |       (84)
                                                                |       ------  |     ------
    Net investment gains                                        |      $1,033   |    $  151
                                                                |       ======  |     ======
-----------------------------------------------------------------------------------------------

--------------------------------------------------------------
Short-term investments:                  JUNE 30   DECEMBER 31
                                          1995        1994
--------------------------------------------------------------
 Security repurchase collateral          $ 2,780       $ 2,479
 Escrow                                    1,026         1,010
 Other                                     5,169         1,547
                                          ------        ------
    Total short-term investments         $ 8,975       $ 5,036
                                          ======        ======
--------------------------------------------------------------


   CNA's assets increased approximately $18.3 billion to $62.7 billion as of June 30, 1995 including $15.5 billion related to the acquisition of Continental. CNA's investment portfolio increased by $9.3 billion from December 31, 1994 to $36.2 billion including $7.5 billion related to Continental.

   CNA's general account investment portfolio is managed to maximize total after-tax investment return, while minimizing credit risks with investments concentrated in high quality securities to support its insurance underwriting operations.

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

   The general account portfolio consists primarily of high quality marketable debt securities, approximately 95% of which are rated as investment grade. At June 30, 1995, short-term investments, excluding collateral for securities sold under repurchase agreements, comprised approximately 17% of the general account's total investment portfolio compared to 9% at December 31, 1994. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations. In the first half of 1995, short-term investments have increased well above such levels as positive cash flows, including proceeds from sales of securities, have not been invested in long-term securities; currently, short-term interest rates are relatively attractive compared to longer-term rates. At June 30, 1995, the major components of the short-term investment portfolio were approximately $5.5 billion of high-grade commercial paper and $3.5 billion of U.S. Treasury bills. Collateral for securities sold under repurchase agreements were $2.8 billion and were invested in high-grade commercial paper.

   Debt security carrying values are highly susceptible to changes in interest rates and were favorably affected as a general decline in interest rates occurred in the first half of 1995. Interest rates have continued to decline throughout July resulting in additional unrealized investment gains in the bond portfolio, primarily relating to government securities.

   As of June 30, 1995, the market value of CNA's general account investments in bonds and redeemable preferred stocks was $25.7 billion and exceeded amortized cost by approximately $426 million. This compares to $795 million of net unrealized investment losses at December 31, 1994. The gross unrealized investment gains and losses for the fixed income securities portfolio at June 30, 1995, were $661 million and $235 million, respectively, compared to $194 million and $989 million, respectively, at December 31, 1994.

   Net unrealized investment gains on general account bonds at June
30, 1995 include net unrealized gains on high yield securities of $35 million, compared to net unrealized investment losses of $30 million at December 31, 1994. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $1.4 billion at June 30, 1995, compared to $1.0 billion at December 31, 1994.

   At June 30, 1995, total separate account cash and investments amounted to $5.9 billion with taxable debt securities representing approximately 93% of the separate accounts' portfolio. Approximately 86% of separate account investments are used to fund guaranteed investment contracts (GIC's) for which Continental Assurance Company guarantees principal and a specified return to the contractholders. The fair value of all fixed income securities in the GIC portfolio was $4.8 billion compared to $4.6 billion at December 31, 1994. At June 30, 1995, fair values exceeded the amortized costs by approximately $2 million. This compares to $195 million of net unrealized investment losses at December 31, 1994. The gross unrealized investment gains and losses for the GIC fixed income securities portfolio at June 30, 1995, were $94 million and $92 million, respectively, compared to $34 million and $229 million, respectively, at December 31, 1994.


                                       (25)

                              CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


   Carrying values of high yield securities in the GIC portfolio were $1.1 billion at June 30, 1995 and December 31, 1994. Net unrealized investment losses on high yield securities held in such separate accounts were $47 million at June 30, 1995, compared to $108 million at December 31, 1994.

   High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of June 30, 1995, CNA's concentration in high yield bonds including separate accounts was approximately 4.0% of total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

   Included in CNA's fixed income securities at June 30, 1995 (general and GIC portfolios) are $6.3 billion of asset-backed securities, consisting of approximately 40% in collateralized mortgage obligations ("CMO's"), 16% in corporate asset-backed obligations, and 44% in U.S. Government issued pass-through certificates. The majority of CMO's held are U.S. Government agency issues, which are actively traded in liquid markets. At June 30, 1995, the fair value of asset-backed securities exceeded amortized cost by approximately $88 million compared to unrealized investment losses of $181 million at December 31, 1994. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with wide bands and relatively short principal repayment windows.

   Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At June 30, 1995, 59% of the general account's debt securities portfolio was invested in U.S. Government securities, 17% in other AAA rated securities and 15% in AA and A rated securities. CNA's GIC fixed income portfolio is comprised of 30% U.S. Government securities, 18% in other AAA rated securities and 19% in AA and A rated securities. These ratings are primarily from Standard & Poor's (91% of the general account portfolio and 95% of the GIC portfolio).

FINANCIAL CONDITION:

-----------------------------------------------------------------------
 Financial Position
 (In millions of dollars,                    June 30      December 31
 except per share data)                        1995           1994
-----------------------------------------------------------------------
 Assets                                     $62,657.4       $44,320.4
 Debt                                         2,999.5           913.8
 Stockholders' Equity                         6,009.1         4,545.9
 Unrealized Net Appreciation (Depreciation)
    Included in Stockholders' Equity            526.3         (506.4)
 Book Value per Common Share                    94.81          71.13
-----------------------------------------------------------------------

   CNA's assets increased approximately $18.3 billion to $62.7 billion as of June 30, 1995 including $15.5 billion related to the acquisition of Continental. CNA's investment portfolio increased by $9.3 billion from December 31, 1994 to $36.2 billion including $7.5 billion related to Continental.

   During the first six months of 1995, CNA's stockholders' equity increased by $1.5 billion, or 32.2%, to approximately $6.0 billion. The major components of this change were $409.5 million from net income and a $1.0 billion increase in unrealized net appreciation, primarily related to changes in market values of debt securities. Debt security carrying values are highly susceptible to changes in interest rates and were favorably affected as a general decline in interest rates occurred in the first half


                                       (26)

                              CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


of 1995. Interest rates have continued to decline throughout July resulting in additional unrealized investment gains in the bond portfolio, primarily relating to government securities.

   The statutory surplus of the property/casualty subsidiaries amounts to $5.4 billion, including $1.7 billion for Continental, compared to a pro forma combined statutory surplus of $4.8 billion at December 31, 1994. The increase, excluding that caused by the addition of Continental, resulted primarily from net income. The statutory surplus of the life insurance subsidiaries is approximately $1.0 billion.


Liquidity and Capital Resources:

   The liquidity requirements of CNA, excluding the acquisition of Continental, have been met primarily by funds generated from operations.
The principal operating cash flow sources of CNA's property/casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

   For the first six months of 1995, CNA's operating activities generated net cash flows of $625 million, compared to $330 million for the same period in 1994. The increase in cash flows is due primarily to both an increase in investment income along with improved insurance subsidiaries underwriting cash flows for the first six months of 1995, as compared to the same period in 1994.

   Net cash flows are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold, and the tax attributes of the various types of marketable investments.

    On May 10, 1995, CNA acquired all the outstanding shares of Continental for approximately $1.1 billion or $20 per Continental share. To finance the acquisition of Continental (including the refinancing of $205 million of Continental debt) CNA entered into a five-year $1.325 billion revolving credit facility involving 16 banks led by The First National Bank of Chicago and The Chase Manhattan Bank, N.A.. The interest rate for the facility is based on the one, two, three, or six month London Interbank Offered Rate (LIBOR) plus 35 basis points. The May 10 all-in facility rate was 6.475%. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

   To offset the variable rate characteristics of the facility, CNA entered into 5 year interest rate swap agreements with several banks. These agreements will convert variable rate debt based on three month LIBOR into fixed rate debt resulting in fixed rates on notional amounts of $950 million. The all-in weighted average fixed interest rate at July 14, 1995 was 6.75%.

   On August 10, 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors at an average rate of 5.86%, to replace a like amount of bank financing. $500 million of the committed bank facility will back up the commercial paper program. Standard and Poor's and Moody's issued short-term debt ratings of A2 and P2, respectively, for CNA's Commercial Paper Program.

                                       (27)

                              CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - concluded


   Coincident with the Continental acquisition, A.M. Best, Standard and Poor's, Moody's and Duff & Phelps issued revised ratings for CNA's Continental Casualty Company Intercompany Pool, Continental Insurance Company Intercompany Pool and Continental Assurance Company Intercompany Pool. Also rated were the senior debt of both CNA and Continental and CNA's preferred stock.

   In some cases the rating agencies affirmed the previous ratings. In others, the ratings were lowered because of the increased level of debt associated with the Continental acquisition.

   The chart below lists the current ratings.

----------------------------------------------------------------------------------------------------------
                       |        INSURANCE RATINGS        |           DEBT AND STOCK RATINGS              |
                       |---------------------------------|------------------------------------|----------|
                       |       Financial Strength        |                                    |          |
                       |---------------------------------|                                    |          |
                       |         CNA         |           |               CNA                  |   CIC    |
                       |---------------------|    CIC    | -----------------------------------|----------|
                       | Casualty |   Life   |           |   Senior     Commercial  Preferred |  Senior  |

                       |          |          |           |    Debt        Paper       Stock   |          |
                       |----------|----------|-----------|------------|-----------|-----------|----------|
                                                                                  |                      |
A.M. Best              |    A     |    A     |     A-    |     -      |     -     |     -     |    -     |
                       |          |          |           |            |           |           |          |
Moody's                |    A1    |    A1    |     A2    |    A3      |     P2    |    a3     |   Baa1   |
                       |---------------------------------|            |           |           |          |
                       |     Claims Paying Ability       |            |           |           |          |
                       |---------------------------------|            |           |           |          |
                       |          |          |           |            |           |           |          |
Standard and Poor's    |    A+    |    AA    |     A-    |    A-      |     A2    |     A-    |   BBB-   |
                       |          |          |           |            |           |           |          |
Duff and Phelps        |   AA-    |    AA    |     -     |    A-      |      -    |     A-    |    -     |
----------------------------------------------------------------------------------------------------------

   CNA and the insurance industry are exposed to an unknown amount of liability for environmental pollution, primarily related to toxic waste site clean-up. Refer to Note E of Notes to the Condensed Consolidated Financial Statements for further discussion of environmental pollution exposures.

Accounting Standards:

   In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement will be effective for 1996 financial statements, although earlier adoption is permissible. This Statement will not have a significant impact on CNA.


                                       (28)

                          CNA FINANCIAL CORPORATION

                          PART II OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Set forth below is information relating to the 1995 Annual Meeting of Shareholders of CNA Financial Corporation.

   The annual meeting was called to order at 11:00 A.M., May 3, 1995. Represented at the meeting, in person or by proxy, were 61,202,084 shares, approximately 99.0% of the issued and outstanding shares entitled to vote.

   The following business was transacted:

Election of Directors
---------------------

   Over 99% of the votes cast for directors were votes for the election of the following directors. The number of votes cast FOR and WITHHELD with respect to each director were as follows:

                                Votes For               Votes Withheld
                                ---------               --------------

Antoinette Cook Bush           60,917,934                  284,150
Dennis H. Chookaszian          60,918,665                  283,419
Philip L. Engel                60,918,626                  283,458
Robert P. Gwinn                60,917,950                  284,134
Edward J. Noha                 60,918,526                  283,558
Richard L. Thomas              60,918,828                  283,256
James S. Tisch                 60,918,359                  283,725
Laurence A. Tisch              60,918,173                  283,911
Preston R. Tisch               60,918,359                  283,725
Marvin Zonis                   60,917,985                  284,099


Ratification of the Appointment of Independent Certified Public Accountants
---------------------------------------------------------------------------

   The appointment of Deloitte & Touche LLP as independent public auditors for the Company was ratified by a vote of 61,196,741 shares or 99.99% of the shares voting. 3,766 shares or approximately .006% of the shares voting, were cast against, and 1,577 shares, or approximately .003% of the shares voting, abstained.

                                       (29)

                                CNA FINANCIAL CORPORATION

                                PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  EXHIBITS:

           Description of Exhibit                   Exhibit          Page
                                                    Number          Number


(11)  Computation of Net Income per Common Share.       11            32
(27)  Financial Data Schedule                           27            33


(b)  REPORTS ON FORM 8-K:

   On May 10, 1995, CNA Financial Corporation (CNA) issued a press release, which stated that today CNA consummated the merger (the "Merger") of its wholly owned subsidiary, Chicago Acquisition Corp. ("Merger Sub"), with and into The Continental Corporation ("Continental"), pursuant to the Merger Agreement dated as of December 6, 1994, by and among CNA, Continental and Merger Sub, for aggregate consideration of $1,125 million (based on a conversion price of $20.00 per share of Continental's common stock, par value $1.00 per share).

   The press release also stated that CNA is funding the cash purchase price with proceeds from a five-year revolving credit facility from a syndicate of banks led by the First National Bank of Chicago, as administrative agent, and The Chase Manhattan Bank, N.A., as syndication agent. As a result and upon the consummation of the Merger, Continental
became a wholly owned subsidiary of CNA.   Continental is an insurance
holding company principally engaged in the business of owning a group of property and casualty insurance companies, which business CNA currently intends to continue.

                                       (30)

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

Date:  August 14, 1995                      By: PETER E. JOKIEL
       ---------------                          ---------------------
                                                Peter E. Jokiel
                                                Senior Vice President and
                                                Chief Financial Officer




                                       (31)