Form 10-Q
period 1995-09-30
CNA FINANCIAL CORP
filed 1995-11-14
CIK 21175

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


For the Quarterly Period Ended September 30, 1995  Commission File Number 1-5823

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                        Outstanding at November 1, 1995
     ------------------------------           -------------------------------
     Common Stock , Par value $2.50                     61,798,262

===============================================================================
                            Page (1) of (31)

                                 CNA FINANCIAL CORPORATION

                                           INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE NO.
-------   ---------------------                                        --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEET
   SEPTEMBER 30, 1995 (Unaudited) and DECEMBER 31, 1994. . . . . . . .       3

 STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 . .       4

 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (Unaudited)
   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 . . . . . . .       5

 STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 . . . . . . .       6

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
   SEPTEMBER 30, 1995. . . . . . . . . . . . . . . . . . . . . . . . .       7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . .     18


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .     28

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29

EXHIBIT 11.  COMPUTATION OF NET INCOME PER COMMON SHARE . . . . . . . .     30

EXHIBIT 27.  FINANCIAL DATA SCHEDULE. . . . . . . . . . . . . . . . . .     31


                                       (2)

                                          CNA FINANCIAL CORPORATION

                                          CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------
                                                                                   September 30  December 31
                                                                                        1995        1994
(In millions of dollars)                                                             (Unaudited)
------------------------------------------------------------------------------------------------------------
Assets
  Investments:
    Fixed maturities available for sale (cost: $26,926.0 and $21,623.1) . . . . . .   $27,505.0    $20,827.7
    Equity securities available for sale (cost: $601.1 and $736.3). . . . . . . . .       742.7        754.8
    Mortgage loans and real estate (less accumulated depreciation: $3.6 and $3.4) .       111.1         46.9
    Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       175.1        176.3
    Other invested assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       479.2        101.1
    Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,676.6      5,036.1
                                                                                     ----------   ----------
         Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36,689.7     26,942.9
    Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       218.3        147.6
    Insurance receivables:
      Reinsurance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,454.0      3,187.7
      Other insurance receivables . . . . . . . . . . . . . . . . . . . . . . . . .     5,785.9      3,861.4
      Less allowance for doubtful accounts. . . . . . . . . . . . . . . . . . . . .      (210.9)      (127.5)
    Deferred acquisition costs  . . . . . . . . . . . . . . . . . . . . . . . . . .     1,479.5      1,026.4
    Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . . . . .       553.9        407.1
    Receivables for securities sold . . . . . . . . . . . . . . . . . . . . . . . .     2,590.0        258.7
    Federal income taxes recoverable (includes $164.5 and $85.8 due from Loews) . .       127.8         93.4
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,563.2      1,662.5
    Property and equipment at cost (less accumulated depreciation: $620.7 and
     $244.9)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       540.2        263.3
    Prepaid reinsurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . .       567.2        175.1
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,241.1        341.5
    Separate Account business . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,995.7      6,080.3
------------------------------------------------------------------------------------------------------------
         Total assets                                                                 $64,595.6    $44,320.4
============================================================================================================

                                          CNA FINANCIAL CORPORATION

                                    CONSOLIDATED BALANCE SHEET-continued

------------------------------------------------------------------------------------------------------------
                                                                                  September 30   December 31
                                                                                        1995        1994
(In millions of dollars)                                                             (Unaudited)
------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders Equity
Liabilities:
    Insurance reserves:
     Claim and claim expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $32,450.8    $22,564.7
     Future policy benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,397.7      3,049.8
     Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,665.2      2,690.7
     Policyholders' funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       622.8        632.5
    Participating policyholders' equity . . . . . . . . . . . . . . . . . . . . . .       128.8         98.0
    Securities sold under repurchase agreements . . . . . . . . . . . . . . . . . .     2,504.8      2,478.6
    Payables for securities purchased . . . . . . . . . . . . . . . . . . . . . . .     2,855.3        281.4
    Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4.7          2.0
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,012.0        911.8
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,697.6        984.7
    Separate Account business . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,995.7      6,080.3
                                                                                     ----------   ----------
         Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    58,335.4     39,774.5
                                                                                     ----------   ----------
Commitments and contingent liabilities
Stockholders' equity:
    Common stock ($2.50 par value; Authorized - 200,000,000 shares;
      Issued - 61,841,969 shares) . . . . . . . . . . . . . . . . . . . . . . . . .       154.6        154.6
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       150.0        150.0
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .       434.7        434.7
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,886.2      4,315.5
    Net unrealized investment gains (losses). . . . . . . . . . . . . . . . . . . .       610.7       (506.4)
    Foreign currency translation adjustment . . . . . . . . . . . . . . . . . . . .        26.5           -
    Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2.5)        (2.5)
                                                                                     ----------   ----------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .     6,260.2      4,545.9
------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                   $64,595.6    $44,320.4
============================================================================================================
        See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                       (3)

                                   CNA FINANCIAL CORPORATION

                               STATEMENT OF CONSOLIDATED OPERATIONS
                                           (Unaudited)

------------------------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                                  THIRD QUARTER              NINE MONTHS
                                                                         1995        1994          1995        1994
(In millions of dollars, except per share data)
------------------------------------------------------------------------------------------------------------------
Revenues:
 Premiums .......................................................     $3,196.2    $2,406.4    $ 8,581.1    $7,082.3
 Net investment income ..........................................        552.0       394.4      1,497.6     1,124.8
 Realized investment gains (losses) .............................         97.7       (14.3)       339.3      (196.3)
 Other...........................................................        155.0        57.8        294.9       169.0
                                                                      --------    --------    ---------    --------
                                                                       4,000.9     2,844.3     10,712.9     8,179.8
                                                                      --------    --------    ---------    --------
Benefits and expenses:
 Insurance claims and policyholders' benefits ...................      2,740.9     2,119.5      7,314.8     6,421.2
 Amortization of deferred acquisition costs......................        480.2       364.4      1,262.9     1.026.0
 Other operating expenses........................................        472.1       319.4      1,204.5       913.7
 Interest expense................................................         64.8        17.6        120.5        52.9
                                                                      --------    --------    ---------    --------
                                                                       3,758.0     2,820.9      9,902.7     8,413.8
                                                                      --------    --------    ---------    --------
    Income (loss) from continuing operations before income tax...        242.9        23.4        810.2      (234.0)
Income tax benefit (expense).....................................        (76.6)       31.5       (234.4)      174.6
                                                                      --------    --------    ---------    --------
    Income (loss) from continuing operation......................        166.3        54.9        575.8       (59.4)
Income from discontinued operations, net of income taxes.........         -           -            -           -
-------------------------------------------------------------------------------------------------------------------
    NET INCOME (LOSS)                                                 $  166.3    $   54.9    $   575.8       (59.4)
===================================================================================================================
EARNINGS PER SHARE
------------------
Income (loss) from continuing operations..........................    $   2.66    $   0.87   $    9.23     $  (1.02)
Income from discontinued operations, net of income taxes.........         -           -            -           -
-------------------------------------------------------------------------------------------------------------------
Net Income (loss)................................................     $   2.66    $   0.87   $    9.23     $  (1.02)
===================================================================================================================

Weighted average outstanding shares of
 common stock (in millions of shares)............................         61.8        61.8        61.8         61.8
===================================================================================================================
         See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                       (4)

                                   CNA FINANCIAL CORPORATION

                          STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                           (Unaudited)

------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 1995 and 1994
                                                                        Net
                                                                     Unrealized     Foreign
                                             Additional              Investment    Currency
                                  Capital     Paid-in    Retained      Gains      Translation
(In millions of dollars)           Stock      Capital    Earnings     (Losses)     Adjustment    Total
------------------------------------------------------------------------------------------------------
Balance, December 31, 1993.....   $302.1     $434.7     $4,284.3    $  360.0     $    -       $5,381.1
  Net loss.....................     -          -           (59.4)       -             -          (59.4)
  Unrealized investment losses.     -          -            -         (676.8)         -         (676.8)
  Preferred dividends..........     -          -            (3.5)       -             -           (3.5)
------------------------------------------------------------------------------------------------------
Balance, September 30, 1994       $302.1     $434.7     $4,221.4    $ (316.8)    $    -       $4,641.4
======================================================================================================

Balance, December 31, 1994.....   $302.1     $434.7     $4,315.5    $ (506.4)    $    -       $4,545.9
  Net income...................     -          -           575.8        -             -          575.8
  Unrealized investment gains..     -          -             -       1,117.1          -        1,117.1
  Foreign currency translation
    adjustment.................     -          -             -          -             26.5        26.5
  Preferred dividends..........     -          -            (5.1)       -             -           (5.1)
------------------------------------------------------------------------------------------------------
Balance, September 30, 1995       $302.1     $434.7     $4,886.2    $  610.7     $    26.5    $6,260.2
======================================================================================================
      See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                       (5)

                                   CNA FINANCIAL CORPORATION

                               STATEMENT OF CONSOLIDATED CASH FLOWS
                                          (Unaudited)

--------------------------------------------------------------------------------------
Nine Months Ended September 30                                      1995         1994
(In millions of dollars)
--------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)......................................   $     575.8   $    (59.4)
                                                            -----------   ----------
  Adjustments  to  reconcile  net  income  to net  cash
  provided  by  operating activities:
    Pretax realized (gains) losses.......................        (339.3)       196.3
    Participating policyholders' interest................          (1.4)        (9.9)
    Amortization of bond discount........................        (108.3)       (64.1)
    Amortization of goodwill.............................          12.2          2.5
    Depreciation.........................................          65.2         45.0
    Changes in:
       Other insurance receivables.......................        (710.4)      (202.7)
       Reinsurance receivables...........................        (406.9)      (138.0)
       Prepaid reinsurance premiums......................          57.9         (5.1)
       Deferred acquisition costs........................        (147.1)       (45.8)
       Accrued investment income.........................         (38.8)       (13.0)
       Insurance reserves................................         755.6      1,305.3
       Federal income taxes..............................         (34.4)       (46.5)
       Deferred income taxes.............................         190.4        (66.6)
       Reinsurance payables..............................          41.5        (27.8)
       Other liabilities..................................        666.4        (69.4)
       Other, net........................................        (169.2)       (56.1)
                                                            ------------  -----------
               Total adjustments.........................        (166.6)       804.1
                                                            ------------  -----------
               Net cash provided by operating activities.         409.2        744.7
                                                            ------------  -----------
Cash flows from investing activities:
  Purchase of The Continental Corporation................      (1,125.5)        -
  Cash acquired in connection with the
    Continental merger...................................         165.1         -
  Purchase of Alexsis....................................         (46.3)        -
  Purchases of fixed maturities..........................     (25,308.3)   (30,339.6)
  Proceeds from fixed maturities:
    Sales................................................      23,320.0     21,997.9
    Maturities, calls and redemptions....................       2,306.3      3,837.6
  Purchases of equity securities.........................        (567.0)      (618.1)
  Proceeds from sale of equity securities................         914.4        480.9
  Change in short-term investments.......................      (1,029.2)     1,218.5
  Purchases of property and equipment....................         (72.5)       (84.2)
  Change in securities sold under repurchase agreements..          26.2      2,778.1
  Change in other investments............................         (18.6)       (20.5)
  Other, net.............................................         (13.0)         1.4
                                                            ------------   ----------
               Net cash used in investing activities.....      (1,448.4)      (748.0)
                                                            ------------   ----------

                                   CNA FINANCIAL CORPORATION

                                          (Unaudited)

--------------------------------------------------------------------------------------
Nine Months Ended September 30                                      1995         1994
(In millions of dollars)
-------------------------------------------------------------------------------------
Cash flows from financing activities:
  Dividends paid to preferred shareholders...............          (5.2)        (3.4)
  Receipts from investment contracts credited to
    policyholder account balances........................          19.4         27.1
  Return of policyholder account balances on investment
    contracts............................................         (25.9)       (19.0)
  Principal payments on long-term debt...................        (504.5)        (2.8)
  Retirement of notes payable............................        (205.0)        -
  Proceeds from issuance of long-term debt...............       1,831.1          0.2
                                                            ------------   ----------
               Net cash provided by financing
                activities...............................       1,109.9          2.1
                                                            ------------   ----------
               Net increase (decrease) in cash...........          70.7         (1.2)
Cash at beginning of period .............................         147.6        129.6
--------------------------------------------------------------------------------------
Cash at end of period                                       $     218.3   $    128.4
======================================================================================

Supplemental disclosures of cash flow information:
Cash received (paid):
   Interest expense......................................   $    (113.4)  $    (52.5)
   Federal income taxes..................................        (122.7)        72.6
======================================================================================
      See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                      (6)

                            CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (Unaudited)


NOTE A.  Basis of Presentation:

    The condensed consolidated financial statements (unaudited) include CNA Financial Corporation and its subsidiaries (CNA) and have been prepared in accordance with generally accepted accounting principles. Results of operations for the three-month and nine-month periods ended September 30, 1995 include the operations of The Continental Corporation (Continental) since May 10, 1995, the date of acquisition of Continental. Results of operations for the comparable periods ended September 30, 1994 reflect historical results of CNA and do not include earnings related to the acquisition of Continental (See Note B). In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited condensed consolidated financial statements.

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

     The acquisition of Continental has been accounted for as a purchase, therefore Continental's operations are included in the Condensed Consolidated Financial Statements as of May 10, 1995. CNA has completed its preliminary purchase accounting analysis. The purchase of Continental currently reflects goodwill of approximately $366 million (which is included in "Other Assets") which will be amortized over twenty years at an annual charge to income of $18 million. Evaluation and appraisal of the net assets is continuing and allocation of the purchase price may be adjusted.

                                      (7)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


     The unaudited pro forma condensed results of operations presented below assume the above transaction had occurred at the beginning of the periods presented:

------------------------------------------------------------ ----------------------- -------------------------
Pro Forma                                                          Third Quarter             Nine Months
Period Ended September 30                                        1995        1994        1995        1994
(In millions of dollars, except per share data)
------------------------------------------------------------ ----------- ----------- ------------- -----------
Revenues ...................................................  $ 4,000.9  $   4,069.3   $ 12,200.5  $ 11,999.5


Realized investment gains (losses) included in revenue .           97.7        (18.3)       459.4      (174.9)

Income (loss) from continuing  operations  before income tax.     242.9       (579.4)       839.0      (982.1)
Income tax benefit (expense) ................................     (76.6)       286.0       (257.8)      462.9
                                                                  ------      ------       -------     -------
Income (loss) from continuing operations .................... $   166.3  $    (293.4)   $   581.2   $  (519.2)
                                                                  =====       =======       =====      =======
Net income (loss) per share ................................. $    2.66 $      (4.73)   $    9.32   $   (8.34)
                                                                   ====        ======        ====       ======
------------------------------------------------------------- ----------- -------------- ----------- ----------

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

NOTE C.  Restricted Investments:

    On December 30, 1993, CNA deposited $986.8 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note E below. At September 30, 1995, the escrow account amounted to $1.03 billion. The funds are included in short-term investments and are invested in U. S. Treasury securities. The escrow account is the prefunding mechanism to the trust fund for future claimants.

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


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

    The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in domiciliary states, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables.

                                      (8)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


    The effects of reinsurance on written premiums and earned premiums are as follows:

-------------------------------------------------------------------------------------------------------------
Written Premium
(In millions of dollars)             Direct   Assumed  Ceded    Net         Direct   Assumed  Ceded    Net
----------------------------------------------------------------------  -------------------------------------

Nine Months Ended September 30 .                   1995                                    1994
                                   -----------------------------------   ------------------------------------
 Long Duration Contracts           $   506.2     88.5   16.9    577.8     $   382.5     85.1   19.0    448.6
 Short Duration Contracts            6,823.5    950.1  491.3  7,282.3       6,306.0  1,030.1  457.0  6,879.1
                                    --------  -------  -----  -------       -------  -------  -----  -------
       Total                       $ 7,329.7  1,038.6  508.2  7,860.1     $ 6,688.5  1,115.2  476.0  7,327.7
                                     =======  =======  =====  =======       =======  =======  =====  =======
                                   -----------------------------------   ------------------------------------
Third Quarter Ended September 30                   1995                                     1994
                                   -----------------------------------   ------------------------------------
 Long Duration Contracts           $   173.9     28.0    6.4    195.5     $   122.7     27.2    7.0     142.9
 Short Duration Contracts            2,301.1    377.9  190.4  2,488.6       2,121.4    302.2  143.1   2,280.5
                                     -------    -----  -----  -------       -------    -----  -----   -------
       Total                       $ 2,475.0    405.9  196.8  2,684.1     $ 2,244.1    329.4  150.1   2,423.4
                                     =======    =====  =====  =======       =======    =====  =====   =======
-------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Earned Premium
(In millions of dollars)            Direct   Assumed   Ceded     Net        Direct   Assumed    Ceded      Net
-------------------------------------------------------------------------  --------------------------------------

Nine Months Ended September 30                     1995                                    1994
                                  ---------------------------------------  ---------------------------------------
 Long Duration Contracts           $   451.5      88.5     16.9    523.1    $   315.9     85.1      19.0    382.0
 Short Duration Contracts            8,069.4   1,014.2  1,025.6  8,058.0      6,127.0  1,025.2     451.9  6,700.3
                                     -------   -------  -------  -------      -------  -------     -----  -------
       Total                       $ 8,520.9   1,102.7  1,042.5  8,581.1    $ 6,442.9  1,110.3     470.9  7,082.3
                                     =======   =======  =======  =======      =======  =======     =====  =======
                                  ---------------------------------------  ---------------------------------------
Third Quarter Ended September 30                   1995                                    1994
                                  ---------------------------------------  ---------------------------------------
 Long Duration Contracts           $   156.5      28.0      6.4    178.1    $    92.7     27.2       7.0    112.9
 Short Duration Contracts            3,176.8     378.4    537.1  3,018.1      2,130.7    316.1     153.3  2,293.5
                                     -------     -----    -----  -------      -------    -----     -----  -------
       Total                       $ 3,333.3     406.4    543.5  3,196.2    $ 2,223.4    343.3     160.3  2,406.4
                                     =======     =====    =====  =======      =======    =====     =====  =======
------------------------------------------------------------------------------------------------------------------

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


     Insurance claims and policyholders' benefits are net of reinsurance recoveries of $1,112.8 million and $489.7 million for the nine months ending September 30, 1995 and September 30, 1994, respectively, and $782.8 million and $229.9 million for the three months ending September 30, 1995 and September 30, 1994, respectively.

NOTE E.  Legal Proceedings and Contingent Liabilities:

     The  following   information   updates  legal  proceedings  and  contingent
liabilities reported in Notes J and K of the Notes to the Consolidated Financial Statements in the 1994 Annual Report to Shareholders.

Fibreboard Litigation

     CNA's primary property/casualty subsidiary, Continental Casualty Company ("Casualty"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as Settling Parties) have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. Casualty, Fibreboard and Pacific Indemnity have also reached an agreement, (the "Trilateral Agreement") which is subject to court approval, on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval. The implementation of the Global Settlement or the Trilateral Agreement would have the effect of settling Casualty's litigation with Fibreboard.
                                      (9)

                    CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

     On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals have been filed as respects both of these decisions. Briefs will be filed with the United States Fifth Circuit Court of Appeals in New Orleans this fall. The Court has scheduled oral arguments for December 6 and 7, 1995.

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

     The Court of Appeal entered an opinion on November 15, 1993, as modified on December 13, 1993, which substantially affirmed the lower court's decisions on scope of coverage and trigger of coverage issues, as described below. The Court of Appeal withheld its ruling on the issues discrete to Casualty and Pacific Indemnity pending final court approval of either the Global Settlement or the Trilateral Agreement described below. On January 27, 1994, the California Supreme Court granted a Petition for Review filed by several insurers, including Casualty, of, among other things, the trigger and scope of coverage issues. The order granting review has no effect on the Court of Appeal's order severing the issues unique to Casualty and Pacific Indemnity. On October 19, 1995 the California Supreme Court transferred the case back to the Court of Appeal with directions to vacate its decision and reconsider the case in light of the Supreme Court's decision in Montrose Chemical Corp. v. Admiral Ins. Co. (1995) 10 Cal.4th 645, where the Court adopted a continuous trigger in litigation over the duty to defend bodily injury and property damage due to exposure to D.D.T. Additional briefs will be filed in the Court of Appeal by November 20, 1995. Casualty cannot predict the time frame within which the issues before the California Courts may be resolved. The appeal of issues such as trigger of coverage and scope of coverage are in process notwithstanding the pending proceedings to approve the Global and Trilateral Agreements. If neither the Global Settlement nor the Trilateral Agreement is finally approved, it is anticipated that Casualty and Pacific Indemnity will resume the coverage appeal process of the issues discrete to them. Casualty's appeal of the coverage judgment raises many legal issues. Key issues on appeal under the policy are trigger of coverage, scope of coverage, dual coverage requirements and number of occurrences:

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

                    * The trial court adopted a continuous trigger of coverage theory under which all insurance policies in effect at any time from first exposure to asbestos until the date of the claim filing or death are triggered. The Court of Appeal endorsed the continuous trigger theory, but modified the ruling to provide that policies are triggered by a claimant's first exposure to the policyholder's products, as opposed to the first exposure to any asbestos product. Therefore, an insurance policy is not triggered if a claimant's first exposure to the policyholder's product took place after the policy period. The court, however, placed the burden on the insurer to prove the claimant was not exposed to its policyholder's product before or during the policy period.

                                      (10)

                    CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


                         Casualty's  position  is that its policy is triggered
                         under   California law by manifestation of appreciable
                         harm during the policy period. The bodily injury cannot be said to occur within the meaning of the policy until actual physical symptoms and associated functional impairment manifest themselves. Thus, Casualty's position is that there would be no under Casualty's policy.

                   * The scope of coverage decision imposed a form of "joint and several" liability that makes each triggered policy liable in whole for each covered claim, regardless of the length of the period the policy was in effect. This decision was affirmed by the Court of Appeal, but is now again before the Court due to the Supreme Court's transfer order. Casualty's position is that liability for asbestos claims should be shared not jointly, but severally and on a pro rata basis between the insurers and insured. Under this theory, Casualty would only be liable for that proportion of the bodily injury that occurred during the 22-month period its policy was in force.

                   * Casualty maintains that both the occurrence and the injury resulting therefrom must happen during the policy period for the policy to be triggered. Consequently, if the court holds that the occurrence is exposure to asbestos, Casualty's position is that coverage under the Casualty policy is restricted to those who actually inhaled Fibreboard asbestos fibers and suffered injury from May 4, 1957 to March 15, 1959. The Court of Appeal withheld ruling on this issue, as noted above.

                   * Casualty's policy had a $1 million per occurrence limit. Casualty contends the number of occurrences under California law must be determined by the general cause of the injuries, not the number of claimants, and that the cause of the injury was the continuous manufacture and sale of the product. Because the manufacture and sale proceeded from two locations, Casualty maintains that there were only two occurrences and thus only $2 million of coverage under the policy. However, the per occurrence limit was interpreted by the trial court to mean that each claim submitted by each individual constituted a separate occurrence. The Court of Appeal withheld ruling on this issue, as noted above.

     Even if Casualty were successful on appeal on the dual coverage requirements or the number of occurrences, if the final decision in the coverage case affirms the trial court's decision on the existence of the Pacific Indemnity policy, then Casualty would still have obligations under the Casualty and Pacific Indemnity Agreement described below.

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


     Under various reinsurance agreements, Casualty has asserted a right to reimbursement for a portion of its potential exposure to Fibreboard. The reinsurers have disputed Casualty's right to reimbursement and have taken the position that any claim by Casualty is subject to arbitration under provisions in the reinsurance agreement. A Federal court has ruled that the dispute must be resolved by arbitration. There can be no assurance that Casualty will be successful in obtaining a significant recovery under its reinsurance agreements.

     On April 9, 1993, Casualty and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

     Through September 30, 1995, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 137,500 claims, subject to resolution of the coverage issues, for an estimated settlement amount of approximately $1.63 billion plus any applicable interest. If neither the Global Settlement nor the Trilateral Agreement receives final court approval, Casualty's obligation to pay under these settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage

                                      (11)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


litigation, may total as much as approximately $793 million, of which approximately $556 million was paid through September 30, 1995. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

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

     Subsequent to the announcement of the agreement in principle, Casualty, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement which would, subject to court approval, settle the coverage case in the event the Global Settlement approval by the trial court is not upheld on appeal. In such case, Casualty and Pacific Indemnity would contribute to a settlement fund an aggregate of $2 billion, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities for claims settled before August 23, 1993. Casualty's share of such fund would be $1.44 billion reduced by a portion of an additional payment of $635 million which Pacific Indemnity has agreed to pay for unsettled present claims and previously settled claims. Casualty has agreed that if either the Global Settlement or the Trilateral Agreement is finally approved, it will assume responsibility for the claims that had been settled before August 27, 1993.
The additional $635 million to be contributed by Pacific Indemnity would be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Casualty would be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Casualty, including but not limited to liability for asbestos-related claims against Fibreboard. The Trilateral Agreement approval by the trial court is subject to possible appeal. Casualty and Fibreboard have entered into a supplemental agreement (the "Supplemental Agreement") which governs the interim arrangements and obligations between the parties until such time as the trial court's approval of the Global Settlement is upheld on appeal and also governs certain obligations between the parties in the event the Global Settlement is upheld on appeal including the payment of claims which are not included in the Global Settlement.

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


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

                                      (12)

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

     Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed for exposure starting after 1959. As indicated above, as of September 30, 1995, Casualty, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 137,500 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Casualty is not a party.

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


     Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiffs' counsel in August 1993, the expected settlement for approximately 49,500 claims for exposure to asbestos both prior to and after 1959 is currently averaging approximately $13,300 per claim for the before 1959 claims processed through September 30, 1995. Based on reports by Fibreboard, between September 1988 and April 1993, Fibreboard resolved approximately 40,000 claims, approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Casualty. Casualty intervened and settled these claims for approximately $77,000 on average, with a portion of the payment contingent on final approval on appeal of the Global Settlement or the Trilateral Agreement, and if neither is finally approved, subject to resolution of the coverage appeal.

     Casualty believes that as a result of the Global Settlement and the Trilateral Agreement it has greatly reduced the uncertainty of its exposure with respect to the Fibreboard matter. However, if neither the Global Settlement, nor the Trilateral Agreement is upheld on appeal, in light of the factors discussed

                                      (13)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


herein the range of Casualty's potential liability cannot be meaningfully estimated and there can be no assurance that the reserves established would be sufficient to pay all amounts which ultimately could become payable in respect of asbestos-related bodily injury liabilities.

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

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


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

     Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the exposure to CNA for environmental pollution claims cannot be meaningfully quantified. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally

                                      (14)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


difficult and subject to later adjustment based on new data. As of September 30, 1995 and December 31, 1994, CNA carried approximately $986 million and $509 million, respectively, of claim and claim expense reserves, before reinsurance recoverable, for reported and unreported environmental pollution claims. Included in the September 30, 1995 reserves are $380 million related to Continental, whose financial results are included in the accompanying financial statements for the period May 10, 1995 through September 30, 1995. Unfavorable reserve development for the nine months ended September 30, 1995 and the full year 1994 totaled $145 million and $180 million, respectively. The foregoing reserve information includes claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion.

CNA has exposure to asbestos-related claims, including those attributable to Fibreboard, and other toxic tort claims. Estimation of asbestos-related and other toxic tort claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage. As of September 30, 1995 and December 31, 1994, CNA carried approximately $2,305 million and $2,049 million, respectively, of claim and claim expense reserves, before reinsurance recoverable, for reported and unreported asbestos-related and other toxic tort claims. Included in the September 30, 1995 reserves are $319 million related to Continental, whose financial results are included in the accompanying financial statements for the period May 10, 1995 through September 30, 1995. Unfavorable reserve development for the nine months ended September 30, 1995 and the full year 1994 totaled $105 million and $37 million, respectively.

     The results of operations in future years may continue to be adversely affected by environmental pollution claims and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

              CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


---------------------------------------------------- ------------ --------------
Reserve Recap                                        September 30   December 31
(In millions of dollars)                                 1995          1994
---------------------------------------------------- ------------ --------------
Environmental pollution                                     986        509
Asbestos and other toxic tort                             2,305      2,049
                                                          -----      -----
                                                          3,291      2,558
Reinsurance recoverable                                    (161)      (113)
                                                          -----      -----
     Net reserves                                       $ 3,130    $ 2,445
                                                          =====      =====
---------------------------------------------------- ------------ --------------

Other Litigation

     CNA and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the results of operations or equity of CNA.

                                      (15)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


NOTE F. Debt:
Long and short-term borrowings consist of the following:

--------------------------- ------------- --------------
Long and Short-Term Debt    September 30    December 31
(In millions of dollars)       1995            1994
--------------------------- ------------- --------------
Long-term:
   Credit Facility ......   $    825.0        $    --
   Commercial Paper .....        500.0             --
   Senior Notes .........        647.1           646.4
   Debenture ............        247.1           247.1
   Secured Mortgage Notes        384.3             --
   Secured Capital Leases         46.0             --
   Other ................        362.3            18.3
Short-term ..............          4.7             2.0
                               -------           -----
                            $  3,016.7        $  913.8
                               =======           =====
-------------------------   ------------ --------------

     To finance the acquisition of Continental (including the refinancing of $205 million of Continental debt) CNA entered into a five-year $1.325 billion revolving credit facility involving 16 banks led by The First National Bank of Chicago and The Chase Manhattan Bank, N.A.. The interest rate for the facility is based on the one, two, three, or six month London Interbank Offered Rate (LIBOR), as elected, plus 25 basis points or other negotiated rates. Additionally, there is a facility fee of 10 basis points. The average interest rate on the borrowings under the revolver at September 30, 1995 was 6.11%. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

     To offset the variable rate characteristics of the facility, CNA entered into 5 year interest rate swap agreements with several banks. These agreements which terminate from May 2000 to July 2000 will convert variable rate debt based on three month LIBOR into fixed rate debt resulting in fixed rates on notional amounts totaling $950 million. The weighted average fixed swap rate at September 30, 1995 was 6.40%.

     On August 10, 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors to replace a like amount of bank financing. The weighted-average yield on commercial paper at September 30, 1995 was 5.97%. The commercial paper borrowings are classified as long-term as $500 million of the committed bank facility will support the commercial paper program. Standard and Poor's and Moody's issued short-term debt ratings of A2 and P2, respectively, for CNA's Commercial Paper Program.

The weighted average interest rate (interest and facility fees) on the acquisition debt, which includes the revolving credit facility, commercial paper, and the effect of the interest rate swaps, was 6.48% on September 30, 1995.

                                      (16)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - concluded


NOTE G. Discontinued Operations:

     The financial statements reflect the operating results of the discontinued insurance operations separately from continuing operations. The discontinued operations were acquired as part of the Continental merger; therefore, results of operations for the nine-month period ended September 30, 1995, reflects only activity from May 10, 1995 through September 30, 1995. Operating results of the discontinued operations were as follows:

--------------------------------------------- ------------------- -------------------
                                               Three months ended     Period ended
(In millions of dollars)                       September 30, 1995  September 30, 1995
--------------------------------------------- ------------------- -------------------

Revenues ....................................       $19.8                  $29.8
Expenses ....................................        19.8                   29.8
                                                     ----                   ----
   Income (Loss) Before Income Taxes ........         -                      -
Income Taxes ................................         -                      -
                                                     ----                   ----
   Income (Loss) from Discontinued Operations       $ -                    $ -
                                                     ====                   ====
--------------------------------------------- ------------------- -------------------

     Net assets of discontinued insurance operations at September 30, 1995 were included in "Other Assets", net of intercompany eliminations, and were as follows:

---------------------------------------- ---------------
                                           September 30
(In millions of dollars)                       1995
---------------------------------------- ---------------

Assets:
Cash and Investments ...................   $  1,001.4
Reinsurance Receivables and Other Assets        975.1
                                              -------
                                              1,976.5
                                              =======
Liabilities:
Claim and Claim Expenses ...............      1,364.8
Other Liabilities ......................        471.0
                                              -------
                                              1,835.8
                                              -------
   Net Assets ..........................   $    140.7
                                              =======
---------------------------------------- ---------------

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


Continental Acquisition

     CNA reached an agreement in late 1994 to acquire The Continental Corporation (Continental) through a cash merger for $1.1 billion or $20 per Continental share. On May 9, 1995, Continental shareholders approved the agreement and the merger was completed on May 10. As a result and upon consummation of the merger, Continental became a wholly owned subsidiary of CNA Financial Corporation. CNA funded the cash purchase price with proceeds from a five-year revolving credit facility from a syndicate of banks. See Liquidity and Capital Resources section for summary description of financing of acquisition. Continental is an insurance holding company principally engaged in the business of owning a group of property and casualty insurance companies. This acquisition makes CNA the largest U.S. commercial lines insurer, the third largest U.S. property-casualty organization, and the sixth largest U.S. insurance group, based on 1994 premium volume.

     CNA has completed its preliminary purchase accounting analysis and filed pro forma financial information with the SEC on July 24, 1995 on Current Report Form 8-K/A. Evaluation and appraisal of the net assets is continuing and allocation of the purchase price may be adjusted. The purchase of Continental reflects goodwill of approximately $366 million which will be amortized over twenty years at an annual charge to income of $18 million.

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

                                      (18)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS-continued


Results of Operations:

     The following chart summarizes key components of operating results for the third quarter and nine months ended September 30, 1995 and 1994.

---------------------------------------------------------------------------------------------------
Period Ended September 30                                 Third Quarter             Nine Months
(In millions of dollars)                                 1995       1994          1995       1994
---------------------------------------------------------------------------------------------------
Operating Summary (excluding realized investment
gains/losses):
Revenues:
  Premiums:
    Property/Casualty ..........................   $  2,427.8  $   1,759.6  $   6,375.1  $  5,087.5
    Life .......................................        768.4        646.8      2,206.0     1,994.8
                                                     --------    ---------    ---------    --------
                                                      3,196.2      2,406.4      8,581.1     7,082.3
  Net investment income ........................        552.0        394.4      1,497.6     1,124.8
  Other ........................................        155.0         57.8        294.9       169.0
                                                     --------    ---------    ---------    --------
                                                      3,903.2      2,858.6     10,373.6     8,376.1
Benefits and expenses ..........................      3,757.3      2,821.4      9,895.1     8,425.4
                                                     --------    ---------     --------    --------
  Operating income (loss) before income tax ....        145.9         37.2        478.5       (49.3)
Income tax benefit (expense) ...................        (42.8)        26.4       (116.6)      113.8
                                                     --------    ---------    ---------    --------
  Net operating income .........................   $    103.1  $      63.6  $     361.9  $     64.5
                                                     ========    =========    =========    ========

Supplemental Financial Data:
Net operating income (loss) by group:
  Property/Casualty ............................   $    122.1  $      52.8  $     361.7  $     39.8
  Life .........................................         24.6         23.1         73.1        60.5
  Other ........................................        (43.6)       (12.3)       (72.9)      (35.8)
                                                     --------    ---------    ---------    --------
                                                        103.1         63.6        361.9        64.5
                                                     --------    ---------    ---------    --------
Net realized investment gains (losses) by group:
  Property/Casualty ............................         52.3         (4.2)       138.0       (87.1)
  Life .........................................          9.2         (6.9)        72.9       (37.7)
  Other ........................................          1.7          2.4          3.0         0.9
                                                     --------    ---------    ---------    --------
                                                         63.2         (8.7)       213.9      (123.9)
                                                     --------    ---------    ---------    --------
Net income (loss) by group:
  Property/Casualty ............................        174.4         48.6        499.7       (47.3)
  Life .........................................         33.8         16.2        146.0        22.8
  Other ........................................        (41.9)        (9.9)       (69.9)      (34.9)
                                                     --------    ---------    ---------    --------
                                                   $    166.3  $      54.9  $     575.8  $    (59.4)
====================================================================================================

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-continued


Consolidated Results
--------------------

     As discussed above, the merger of Continental and CNA Financial Corporation was consummated on May 10, 1995. Thus, the third quarter and nine month 1995 results of operations include Continental subsequent to May 10, 1995.

     Consolidated revenues excluding realized gains/losses were $10.37 billion, up $2 billion for the first nine months of 1995, compared to revenues of $8.38 billion for the same period in 1994. Consolidated revenues, excluding Continental, were up $639 million or 7.6%. Of that increase, $362 million was in earned premiums, $196 million in investment income and $81 million in other income. For Continental, earned premiums during the period from May 10 through September 30, 1995 were $1.14 billion, investment income was $171 million, and other income, comprised primarily of claims adjusting fees and insurance inspection fees, was $45 million.

                                      (19)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-continued


     Consolidated revenues, excluding realized investment gains (losses), were up 36.5% in the third quarter to $3.90 billion compared to $2.86 billion for the third quarter of 1994. Excluding Continental, premium revenue increased $118 million or 4.9% and investment income increased $51 million, or 13.0%.

     CNA reported increased earnings for the first nine months of 1995 as compared to the similar period of 1994. Net operating income which excludes net realized investment gains, was $361.9 million, or $5.77 per share, compared with income of $64.5 million, or $0.99 per share, for the first nine months of 1994. Net operating income for the third quarter was $103.2 million, or $1.64 per share, compared with $63.6 million, or $1.01 per share for the same quarter in 1994. This improvement was chiefly attributable to improved loss experience, notably in the workers' compensation line, a lower level of catastrophe losses, and increased investment income for both the property/casualty and life operations.

     Realized investment gains, net of tax, for the first nine months of 1995 were $213.9 million, or $3.46 per share, compared to net realized investment losses for the first nine months of 1994 of $123.9 million, or $2.01 per share. Realized investment gains, net of tax, for the third quarter of 1995 amounted to $63.2 million, or $1.02 per share, compared to net realized investment losses for the third quarter of 1994 of $8.7 million, or $.14 per share.

     The components of the net realized investment gains (losses) are as follows:

----------------------------------------------------------------------
Realized Investment Gains (Losses)
Nine Months Ended September 30                         1995      1994
(In millions of dollars)
----------------------------------------------------------------------
 Bonds:
  U.S. Government ..............................   $   99.2  $ (155.1)
  Tax exempt ...................................       23.6      21.2
  Asset-backed .................................       35.7     (60.9)
  Taxable ......................................      (17.6)    (40.9)
                                                     ------    ------
     Total bonds ...............................      140.9    (235.7)
Stocks .........................................      126.3      37.4
Derivative securities ..........................        0.8       9.8
Other ..........................................       71.3      (7.8)
                                                     ------    ------
     Realized investment gains (losses) reported
     in revenues . . . . . . . . . . . . . . . .      339.3    (196.3)
Participating policyholders' interest ..........       (7.6)     11.6
Income tax benefit (expense) ...................     (117.8)     60.8
                                                     ------    ------

     Net realized investment gains (losses) ....   $  213.9  $ (123.9)
=====================================================================

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-continued


     CNA's total income tax expense for the nine months ended September 30, 1995 amounted to $234.4 million compared to a benefit of $174.6 million for the same period in 1994. CNA's income tax expense excluding tax on realized investment gains (losses) amounted to $116.6 million for the nine months ended September 30, 1995, compared to a $113.8 million benefit in the first nine months of 1994. The income tax expense on realized investment gains for the nine months ended September 30, 1995, totaled $117.8 million compared with an income tax benefit of $60.8 million for the same period a year ago.

     Net income was $575.8 million, or $9.23 per share, compared to a net loss of $59.4 million, or $1.02 per share, for the first nine months of 1994. Net income for the third quarter was $166.3 million, or $2.66 per share, compared with net income of $54.9 million, or $0.87 per share, for the third quarter of 1994.

                                      (20)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-continued


Property/Casualty Operations
----------------------------

-------------------------------------------------------------------------------------------
Property/Casualty Group                             Third Quarter            Nine Months
Period Ended September 30                          1995       1994       1995        1994
(In millions of dollars)
-------------------------------------------------------------------------------------------
Operating Summary (excluding realized investment gains/losses):
Revenues:
  Premiums ................................   $  2,427.8  $  1,759.6 $  6,375.1  $  5,087.5
  Net investment income ...................        460.4       312.7    1,226.8       894.5
  Other ...................................        136.0        44.2      252.0       131.7
                                                --------    --------   --------    --------
                                                 3,024.2     2,116.5    7,853.9     6,113.7
Benefits and expenses .....................      2,848.9     2,097.1    7,376.2     6,202.3
                                                --------    --------   --------    --------
  Income (loss) before income tax .........        175.3        19.4      477.7       (88.6)
Income tax benefit (expense) ..............        (53.2)       33.4     (116.0)      128.4
                                                --------    --------   --------    --------
  Net operating income (excluding realized
    investment gains/losses) ..............   $    122.1  $     52.8 $    361.7  $     39.8
===========================================================================================

     Property/casualty operating profitability improved significantly in the first nine months of 1995. Pretax operating income (excluding net realized investment gains/losses) for the property/casualty insurance subsidiaries was $477.7 million and $175.3 for the nine and three months ended September 30, 1995 compared to pretax operating loss of $88.6 million and pretax operating income of $19.4 million for the same periods a year ago. Operating income for 1995 reflects both improved investment income and underwriting results.

     Underwriting losses for the nine and three months ended September 30, 1995, were $737.8 million and $273.8 million compared to $983.1 million and $293.3 million for the same periods in 1994. The statutory combined ratio for the nine and three months ended September 30, 1995 was 110.3% compared with 115.9% and
112.9 % for the same periods in 1994. Contributing to the improvement in underwriting results were continued favorable trends in the workers' compensation line and lower catastrophe losses. Pre-tax catastrophe losses for the nine and three months ended September 30, 1995 were approximately $116 million and $38 million, respectively, compared to $213 million and $47 million for the respective periods in 1994. The 1994 catastrophe losses related primarily to the Northridge earthquake and severe winter storms in the Northeast.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-continued


     Property/casualty revenues, excluding net realized investment gains/losses, increased 28.5% and 42.9% for the nine months and three months ended September 30, 1995, respectively, compared to the same periods a year ago. For the nine months and three months ended September 30, 1995, property/casualty earned premium increased $1,287.6 million, or 25.3% and $668.2 million, or 38.0% from the prior year's comparable periods, respectively. The increase was principally attributable to the inclusion of Continental business ($1,137 million) and increases in other CNA business including small and medium commercial accounts, mass marketing and reinsurance offset in part by decreases in large account premium business due to the continued shift to high deductibles and decreases in involuntary residual markets.

     Investment income increased 37.1% and 47.2% for the nine and three months ended September 30, 1995 to $1,226.8 million and $460.4 million, respectively, when compared with the comparable periods a year ago of $894.5 million and $312.7 million, respectively. Investment income increased for the first nine months of 1995, when compared to the first nine months of 1994 primarily due to the acquisition of Continental ($171.2 million), continued strong positive cash flow and higher yielding investments resulting from a shift late in the 1994

                                      (21)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS-continued


first quarter to longer term securities. Interest rates on debt securities generally rose throughout 1994, but have declined since January 1995. The bond segment of the investment portfolio yielded 7.0% in the first nine months of 1995 compared with 6.3% for the same period a year ago.

     The net income of CNA's property/casualty insurance subsidiaries, excluding net realized investment gains/losses, was $361.7 million and $122.1 million for the nine and three months ended September 30, 1995, compared to income of $39.8 million and $52.8 million for the same periods in 1994. Net realized investment gains for the nine and three months ended September 30, 1995 were $138.0 million and $52.3 million compared to net realized investment losses of $87.1 million and $4.2 million for the same periods in 1994. The property/casualty group had sold approximately $25 billion of fixed income and equity securities since December 31, 1994, realizing pre-tax net gains of $206.5 million. Of the $25 billion of securities sold, approximately $13 billion and $5 billion, respectively, were from the U.S. Treasury and Government mortgage-backed bond portfolios.

Life Operations
---------------

-----------------------------------------------------------------------------------------
Life Group                                        Third Quarter            Nine Months
Period Ended September 30                       1995        1994        1995         1994
(In millions of dollars)
-----------------------------------------------------------------------------------------
Operating Summary (excluding realized investment gains/losses):
Revenues:
  Premiums ...............................   $  775.3  $    660.1  $  2,227.0  $  2,016.6
  Net investment income ..................       88.8        79.7       266.0       228.2
  Other ..................................       19.1        15.5        43.0        39.1
                                               ------    --------    --------    --------
                                                883.2       755.3     2,536.0     2,283.9
Benefits and expenses ....................      845.2       719.9     2,423.0     2,190.9
                                               ------    --------    --------    --------
  Income before income tax ...............       38.0        35.4       113.0        93.0
Income tax expense .......................      (13.4)      (12.3)      (39.9)      (32.5)
                                               ------    --------    --------    --------
  Net operating income (excluding realized
    investment gains/losses) .............   $   24.6  $     23.1  $     73.1  $     60.5
=========================================================================================

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-continued


     Life group revenues, excluding realized investment gains, were $2,536.0 million and $883.2 million for the nine and three months ended
September 30, 1995, up 11.0% and 16.9%, respectively, when compared to the same period a year ago. Life group earned premium was $2,227.0 million and $775.3 million for the nine and three months ended September 30, 1995, up 10.4% and 17.5%, respectively, with the primary growth in annuities and term life products and group business. The increase was due primarily to new life products introduced in 1995. Investment income increased 16.6% and 11.3% for the nine and three months ended September 30, 1995, compared to the same periods a year ago primarily due to the same reasons described for property/casualty operations. The bond segment of the life investment portfolio yielded 7.0% in the first nine months of 1995 compared with 6.5% for the same period a year ago.

     Pretax operating income for the life insurance subsidiaries, excluding net realized investment gains/losses, was $113.0 million and $38.0 million for the nine and three months ended September 30, 1995, compared to $93.0 million and $35.4 million, respectively, for the same periods in 1994. The increase in pretax operating income is primarily due to improved mortality experience and increased interest-rate spreads on interest-sensitive products as well as improved investment results.

     CNA's life insurance subsidiaries' net income excluding net realized investment gains/losses was $73.1 million and $24.6 million for the nine and three months ended September 30, 1995 compared to $60.5 million and $23.1

                                      (22)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS-continued


million, respectively, for the same periods in 1994. Net realized investment gains for the nine and three months ended September 30, 1995 were $72.9 million and $9.2 million, respectively, compared to $37.7 million and $6.9 million of net realized investment losses recognized for the same periods in 1994.

Investments:
-------------------------------------------------------------------------------------------------
Summary of General Account Investments                                  Change in
  at Market Value                            September 30  December 31 Unrealized    Realized
                                                 1995        1994     Gains(losses) Gains(losses)
(In millions of dollars)
-------------------------------------------------------------------------------------------------
Fixed income securities:
U. S. Treasury securities and
obligations of government agencies ..........   $ 12,501    $ 10,782    $    839   $     99
Asset-backed securities .....................      4,955       2,564         196         36
Tax exempt securities .......................      3,419       3,770          47         24
Taxable .....................................      6,630       3,712         293        (18)
                                                --------    --------    --------   --------
   Total fixed income securities ............     27,505      20,828       1,375        141
Stocks ......................................        743         755         123        126
Short-term investments ......................      7,677       5,036          --         --
Other .......................................        749         323          --         19
Derivative security investments .............         16           1          --          1
                                                --------    --------    --------   --------
   Total general account investments ........   $ 36,690    $ 26,943       1,498        287
                                                ========    ========
Separate Accounts and discontinued operations                                238         53
Participating policyholders' interest .......                                (32)        (8)
Income tax expense ..........................                               (587)      (118)
                                                                        --------    -------
   Net investment gains .....................                           $  1,117    $   214
                                                                           =====      =====

-----------------------------------------------------------------------------------------------

-------------------------------------------------
Short-term investments:
-------------------------------------------------
Security repurchase collateral    $2,508   $2,479
Escrow  (Note C) ..............    1,035    1,010
Other .........................    4,134    1,547
                                  ------   ------
   Total short-term investments   $7,677   $5,036
                                  ======   ======

-------------------------------------------------

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-continued


     CNA's assets increased approximately $20.3 billion to $64.6 billion as of September 30, 1995 including $15.4 billion related to the acquisition of Continental. CNA's investment portfolio increased by $9.7 billion from December 31, 1994 to $36.7 billion including $7.4 billion related to Continental.

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

                                      (23)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-continued


     The general account portfolio consists primarily of high quality marketable debt securities, approximately 94% of which are rated as investment grade. At September 30, 1995, short-term investments, excluding collateral for securities sold under repurchase agreements, comprised approximately 14% of the general account's total investment portfolio compared to 9% at December 31, 1994. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations. In the first three quarters of 1995, short-term investments have increased well above such levels as positive cash flows, including proceeds from sales of securities, have not been invested in long-term securities; currently, short-term interest rates are relatively attractive compared to longer-term rates. At September 30, 1995, the major components of the short-term investment portfolio were approximately $4.5 billion of high-grade commercial paper and $2.0 billion of U.S. Treasury bills. Collateral for securities sold under repurchase agreements were $2.5 billion and were invested in high-grade commercial paper.

     Debt security carrying values are highly susceptible to changes in interest rates and were favorably affected as a general decline in interest rates occurred in the first half of 1995. Interest rates have continued to decline throughout October resulting in additional unrealized investment gains in the bond portfolio, primarily relating to government securities.

     As of September 30, 1995, the market value of CNA's general account investments in bonds and redeemable preferred stocks was $27.5 billion and exceeded amortized cost by approximately $579 million. This compares to $795 million of net unrealized investment losses at December 31, 1994. The gross unrealized investment gains and losses for the fixed income securities portfolio at September 30, 1995, were $787 million and $208 million, respectively, compared to $194 million and $989 million, respectively, at December 31, 1994.

     Net unrealized investment gains on general account bonds at September 30, 1995 include net unrealized gains on high yield securities of $57 million, compared to net unrealized investment losses of $30 million at December 31, 1994. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $1.7 billion at September 30, 1995, compared to $1.0 billion at December 31, 1994.

     At September 30, 1995, total separate account cash and investments amounted to $6.0 billion with taxable debt securities representing approximately 92% of the separate accounts' portfolios. Approximately 86% of separate account investments are used to fund guaranteed investment contracts (GIC's) for which Continental Assurance Company guarantees principal and a specified return to the contractholders. The fair value of all fixed income securities in the GIC portfolio was $4.9 billion compared to $4.6 billion at December 31, 1994. At September 30, 1995, fair values exceeded the amortized costs by approximately $14 million. This compares to $195 million of net unrealized investment losses at December 31, 1994. The gross unrealized investment gains and losses for the GIC fixed income securities portfolio at September 30, 1995, were $89 million and $75 million, respectively, compared to $34 million and $229 million, respectively, at December 31, 1994.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-continued

     Carrying values of high yield securities in the GIC portfolio were $1.0 billion at September 30, 1995, compared to $1.1 billion at December 31, 1994. Net unrealized investment losses on high yield securities held in such separate accounts were $26 million at September 30, 1995, compared to $108 million at December 31, 1994.

                                      (24)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS-continued


     High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of September 30, 1995, CNA's concentration in high yield bonds including separate accounts was approximately 4.2% of total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one half of one percent of its total assets.

     Included in CNA's fixed income securities at September 30, 1995 (general and GIC portfolios) are $7.4 billion of asset-backed securities, consisting of approximately 33% in collateralized mortgage obligations ("CMO's"), 27% in corporate asset-backed obligations, and 40% in U.S. Government issued pass-through certificates. The majority of CMO's held are U.S. Government agency issues, which are actively traded in liquid markets. At September 30, 1995, the fair value of asset-backed securities exceeded amortized cost by approximately $95 million compared to unrealized investment losses of $181 million at December 31, 1994. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with wide bands and relatively short principal repayment windows.

     Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At September 30, 1995, 61% of the general account's debt securities portfolio was invested in U.S. Government securities, 15% in other AAA rated securities and 12% in AA and A rated securities. CNA's GIC fixed income portfolio is comprised of 32% U.S. Government securities, 19% in other AAA rated securities and 17% in AA and A rated securities. These ratings are primarily from Standard & Poor's (92% of the general account portfolio and 95% of the GIC portfolio).

Financial Condition:
--------------------------------------------------------------------------------------------------
Financial Position                                                     September 30   December 31
(In millions of dollars, except per share data)                            1995           1994
---------------------------------------------------------------------------------------------------
Assets .............................................................   $   64,595.6 $   44,320.4
Debt ...............................................................        3,016.7        913.8
Stockholders' Equity ...............................................        6,260.2      4,545.9
Unrealized Net Appreciation (Depreciation) Included in Stockholders'
   Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           610.7       (506.4)
Book Value per Common Share ........................................          98.87        71.13
--------------------------------------------------------------------------------------------------

     During the first nine months of 1995, CNA's stockholders' equity increased by $1.7 billion, or 37.7%, to approximately $6.3 billion. The major components of this change were $575.8 million from net income and a $1.1 billion increase in unrealized net appreciation, primarily related to changes in market values of debt securities. Debt security carrying values are highly susceptible to changes in interest rates and were favorably affected as a general decline in interest rates occurred in the first nine months of 1995.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-continued


     The statutory surplus of the property/casualty subsidiaries amounts to $5.6 billion, including $1.7 billion for Continental, compared to a pro forma combined statutory surplus of $4.8 billion at December 31, 1994. The increase, excluding that caused by the addition of Continental, resulted primarily from net income. The statutory surplus of the life insurance subsidiaries is approximately $1.1 billion.

                                      (25)

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

     For the first nine months of 1995, CNA's operating activities generated net cash flows of $409 million, compared to $745 million for the same period in 1994. The decrease in cash flows is due primarily to Continental activities, namely the impact in 1995 from the 1994 sale of $408 million in receivables and increased claim payments.

     Net cash flows are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold, and the tax attributes of the various types of marketable investments.

     On May 10, 1995, CNA acquired all the outstanding shares of Continental for approximately $1.1 billion or $20 per Continental share. To finance the acquisition of Continental (including the refinancing of $205 million of Continental debt) CNA entered into a five-year $1.325 billion revolving credit facility involving 16 banks led by The First National Bank of Chicago and The Chase Manhattan Bank, N.A.. The interest rate for the facility is based on the one, two, three, or six month London Interbank Offered Rate (LIBOR), as elected, plus 25 basis points or other negotiated rates. Additionally, there is a facility fee of 10 basis points. The average interest rate on the borrowings under the revolver at September 30, 1995 was 6.11%. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

     To offset the variable rate characteristics of the facility, CNA entered into 5 year interest rate swap agreements with several banks. These agreements will convert variable rate debt based on three month LIBOR into fixed rate debt resulting in fixed rates on notional amounts of $950 million. The weighted average fixed swap rate at September 30, 1995 was 6.40%.

     On August 10, 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors to replace a like amount of bank financing. The weighted-average yield on commercial paper at September 30, 1995 was 5.97%. The commercial paper borrowings are classified as long-term as $500 million of the committed bank facility will back up the commercial paper program (at an undrawn cost of 10 basis points). Standard and Poor's and Moody's issued short-term debt ratings of A2 and P2, respectively, for CNA's Commercial Paper Program.

The  weighted-average   interest  rate  (interest  and  facility  fees)  on  the
acquisition debt, which includes the revolving credit facility, commercial paper and the effect of the interest rate swaps, was 6.48% at September 30, 1995.

                                      (26)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-concluded


     Coincident with the Continental acquisition, A.M. Best, Standard and Poor's, Moody's and Duff & Phelps issued revised ratings for CNA's Continental Casualty Company (CCC) Intercompany Pool, Continental Insurance Company (CIC) Intercompany Pool and Continental Assurance Company (CAC) Intercompany Pool. Also rated were the senior debt of both CNA and The Continental Corporation (Continental) and CNA's preferred stock.

     In some cases the rating agencies affirmed the previous ratings. In others, the ratings were lowered because of the increased level of debt associated with the Continental acquisition.

     The chart below lists the current ratings.

|------------------|-----------------------|--------------------------------------------|
|                  |   INSURANCE RATINGS   |        DEBT AND STOCK RATINGS              |
|                  |-----------------------|--------------------------------------------|
|                  |   Financial Strength  |                                            |
|                  |                       |                                            |
|                  |----------|------|-----|--------------------------------|-----------|
|                  |          |      |     |              CNA               |Continental|
|                  |          |      |     |-----------|----------|---------|-----------|
|                  |          |      |     |Senior Debt|Commercial|Preferred|Senior Debt|
|                  |   CCC    | CAC  | CIC |           |  Paper   |  Stock  |           |
|                  |----------|------|-----|-----------|----------|---------|-----------|
|A.M. Best         |    A     |   A  |  A- |      -    |     -    |    -    |     -     |
|                  |          |      |     |           |          |         |           |
|                  |          |      |     |           |          |         |           |
|Moody's           |    A1    |   A1 |  A2 |      A3   |     P2   |    a3   |    Baa1   |
|                  |          |      |     |           |          |         |           |
|                  |----------|------|-----|           |          |         |           |
|                  | Claims Paying Ability |           |          |         |           |
|                  |----------|------|-----|           |          |         |           |
|                  |          |      |     |           |          |         |           |
|Standard & Poor's |    A+    |   AA |  A- |      A-   |     A2   |    A-   |    BBB-   |
|                  |          |      |     |           |          |         |           |
|                  |          |      |     |           |          |         |           |
|Duff & Phelps     |    AA-   |   AA |  -  |      A-   |     -    |    A-   |     -     |
|------------------|----------|------|-----|-----------|----------|---------|-----------|

     CNA and the insurance industry are exposed to an unknown amount of liability for environmental pollution, asbestos-related and other toxic tort claims. Refer to Note E of Notes to the Condensed Consolidated Financial Statements for further discussion of these exposures.

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

     In October  1995,   the  FASB  issued  SFAS  123, "Accounting  for
Stock-Based Compensation". This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans The requirements of this Statement will generally be effective for 1996 financial statements. This Statement will have no significant impact on CNA.

                                      (27)

                            CNA FINANCIAL CORPORATION

                            PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  EXHIBITS:

                       Description of Exhibit      Exhibit        Page
                                                    Number       Number


(11)  Computation of Net Income per Common Share.     11          30
(27)  Financial Data Schedule                         27          31


(b)  REPORTS ON FORM 8-K:

         On May 23, 1995, CNA filed a current report on Form 8-K which stated that on May 10th, the Company consummated the merger with The Continental Corporation (CIC) On July 24, 1995 on Form 8-K/A, CNA reported under Items 2 and 7 additional financial information related to the merger including financial statements of CIC and pro forma financial information.

                                      (28)

                            CNA FINANCIAL CORPORATION

                      PART II OTHER INFORMATION - Concluded

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CNA FINANCIAL CORPORATION


Date:  November 14, 1995                        By    PETER E. JOKIEL
                                                  -------------------------
                                                  Peter E. Jokiel
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                      (29)

                                                                      EXHIBIT 11

                            CNA FINANCIAL CORPORATION
                   COMPUTATION OF NET INCOME PER COMMON SHARE

-------------------------------------------------------------------------------------------------------
Period Ended September 30                                    Third Quarter             Nine Months
(In millions, except per share data)                       1995      1994           1995       1994
-------------------------------------------------------------------------------------------------------

Earnings per share:
   Net income (loss).................................     $ 166.3    $  54.9      $ 575.8    $ (59.4)
   Less preferred stock dividends....................         1.3        1.1          5.1        3.6
                                                            -----      -----        -----      ------

   Net income (loss) available to common stockholders     $ 165.0    $  53.8      $ 570.7    $  (63.0)
                                                          ========    ======       ======      =======

   Weighted average shares outstanding...............        61.8       61.8        61.8          61.8
                                                            =====      =====       =====        ======

   Net income (loss) per common share................     $  2.66    $  0.87      $ 9.23       $ (1.02)
                                                           ======      ======      =====        ======
--------------------------------------------------------------------------------------------------------

                                      (30)