Form 10-K
period 1995-12-31
CNA FINANCIAL CORP
filed 1996-04-01
CIK 21175

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NUMBER 1-5823
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
                 Common Stock                      New York Stock Exchange
               with a par value                    Chicago Stock Exchange
              of $2.50 per share                   Pacific Stock Exchange
                            ------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G)OF THE ACT:
                                      None
                            ------------------------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No....

     As of March 1, 1996, 61,798,262 shares of common stock were outstanding and the aggregate market value of the common stock of CNA Financial Corporation held by non-affiliates was approximately $1,145 million.
                             DOCUMENTS INCORPORATED
                                  BY REFERENCE:
     Portions of the CNA Financial Corporation 1995 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

     Portions of the CNA Financial Corporation Annual Proxy Statement prepared for the 1996 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            CNA FINANCIAL CORPORATION

                                FORM 10-K REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1995

     Item                                                                Page
    Number                          PART I                              Number
    ------                                                              ------
      1      Business..............................................       3

      2      Properties............................................       19

      3      Legal Proceedings.....................................       20

      4      Submission of Matters to a Vote of
              Security Holders.....................................       20


                                     PART II

      5      Market for the Registrant's Common Stock and
              Related Stockholder Matters..........................       20

      6      Selected Financial Data...............................       20

      7      Management's Discussion and Analysis of
              Financial Condition and Results of Operations........       20

      8      Financial Statements and Supplementary Data...........       20

      9      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure...............       20


                                    PART III

      10     Directors and Executive Officers of the Registrant....       21

      11     Executive Compensation................................       21

      12     Security Ownership of Certain Beneficial Owners
             and Management........................................       21

      13     Certain Relationships and Related Transactions........       21

                                     PART IV

      14     Financial Statements, Schedules, Exhibits, and
             Reports on Form 8-K...................................       21

                                     PART I
ITEM 1. BUSINESS

     CNA was incorporated in 1967 as the parent company of Continental Casualty Company ("CCC"), incorporated in 1897, and Continental Assurance Company ("CAC"), incorporated in 1911. In 1975, CAC became a wholly-owned subsidiary of CCC. In late 1994, CNA reached an agreement to acquire all the outstanding common stock of The Continental Corporation ("Continental") through a cash merger for approximately $1.1 billion. On May 9, 1995, Continental shareholders approved the agreement and the merger was completed on May 10. As a result and upon consummation of the merger, Continental became a wholly owned subsidiary of CNA. The Continental Corporation, a New York corporation incorporated in 1968, is an insurance holding company. Its principal subsidiary, The Continental Insurance Company ("CIC") was organized in 1853. The principal business of Continental is the ownership of a group of property and casualty insurance companies.

     CNA's property and casualty insurance operations are conducted by CCC and its property and casualty insurance affiliates and CIC and its property and casualty insurance affiliates. Life insurance operations are conducted by CAC and its life insurance affiliates. CNA's principal business is insurance conducted through its insurance subsidiaries. As multiple-line insurers, the insurance companies underwrite property, casualty, life, and accident and health coverages. Their principal market for insurance is the United States.

COMPETITION

     All aspects of the insurance business are highly competitive. CNA's insurance operations compete with a large number of stock and mutual insurance companies and other entities for both producers and customers and must continuously allocate resources to refine and improve insurance products and services.

     There are approximately 3,300 companies that sell property/casualty insurance in the United States, approximately 900 of which operate in all or most states. CNA's consolidated property/casualty subsidiaries (including CIC on a proforma basis) would have been ranked as the third largest property/casualty insurance organization in 1994 based upon statutory net written premium.

     There are approximately 1,800 companies selling life insurance (including health insurance and pension products) in the United States. CAC is ranked as the twenty-fourth largest life insurance organization based on 1994 consolidated statutory premium volume.

DIVIDENDS BY INSURANCE SUBSIDIARIES

     The payment of dividends to CNA by its insurance affiliates without prior approval of the affiliate's domiciliary state insurance commissioners is limited to amounts determined by formula in accordance with the accounting practices prescribed or permitted by the state's insurance departments. This formula varies by state. The formula for the majority of the states is the greater of 10% of prior year statutory surplus or prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to date of payment. Some states, however, have an additional stipulation that dividends can't exceed prior year earned surplus. Based upon the various states formulas, approximately $860 million in dividends could be paid to CNA by its insurance affiliates in 1996 without prior approval. All dividends must be reported to the insurance department prior to declaration and payment.

REGULATION

     The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative power relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports, and regulating solvency and the type and amount of investments permitted. Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer.

     There has been a growing legislative trend, particularly for personal lines products and workers compensation, directly impacting insurance rate development, rate application and the ability of insurers to cancel or renew insurance policies.

     Insurers are also required by the states to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage which must be provided to such involuntary risks. CNA's insurance subsidiaries' share of these involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each state.

     In recent years, insolvencies of a few large insurers previously believed to be on solid financial ground by many rating agencies and state regulators led to increased scrutiny of state regulated insurer solvency requirements by certain members of the U.S. Congress. Had Congress formally adopted initiatives in the 103rd Congress, insurers would have been subject to federal solvency regulation. In response to this challenge, the National Association of Insurance Commissioners (NAIC) developed industry minimum Risk-Based Capital (RBC) requirements, established a formal state accreditation process designed to more closely regulate for solvency, minimized the diversity of approved statutory accounting and actuarial practices, and increased the annual statutory statement disclosure requirements.

     The RBC  formulas are  designed to identify an  insurer's  minimum  capital requirements based upon the inherent risks (e.g., asset default, credit and underwriting) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding actions that the state insurance departments should initiate. The level of capital adequacy below which insurance departments would take action is defined as the Company Action Level. As of December 31, 1995, all of CNA's life insurance affiliates and property/casualty affiliates have adjusted capital amounts in excess of Company Action Levels.

     The NAIC also maintains the Insurance Regulatory Information System ("IRIS"), which assists the state insurance departments in overseeing the financial condition of both life and property/casualty insurers through application of a number of financial ratios. These ratios have a range of results characterized as "usual" by the NAIC. The NAIC IRIS user guide regarding these ratios specifically states that "Falling outside the usual range is not considered a failing result..." and "...in some years it may not be unusual for financially sound companies to have several ratios with results outside the usual range." It is important, therefore, that IRIS ratio test results be reviewed carefully in conjunction with all other financial information.

     CCC had no IRIS ratios with unusual values in 1995. The one ratio with an unusual value in 1994 was the two year overall operating ratio. The three IRIS ratios with unusual values in 1993 were the two year overall operating, investment yield, and the two year reserve development ratios. Catastrophe losses and reserve increases associated with Fibreboard Corporation litigation (see Note J of the Consolidated Financial Statements) recorded in 1992 and 1993 triggered the unusual values for the operating ratios generated in 1993 and 1994 and the reserve development ratios generated in 1993. Additionally, lower interest rates in 1993, coupled with a proportionately large short-term investment portfolio, triggered the unusual value for the investment yield ratio.

     CIC had three IRIS ratios with unusual values in 1995. These ratios were change in writings, two-year overall operating ratio, and the two-year reserve development to surplus. The overall decline in premiums written is attributable to CIC's efforts to shift its business mix towards more profitable lines. The two-year overall operating and the two-year reserve development to surplus ratios were adversely impacted by the establishment of environmental reserves of $400 million for incurred but not reported losses in 1994 and $200 million in other loss reserve development, principally in workers' compensation. Further, in 1994, results were adversely affected by catastrophe losses.

     CAC had no IRIS ratios with unusual values in 1995 or 1994. CAC had two unusual values for IRIS ratios in 1993, which were net gain to total income and change in net written premium. CAC's reported statutory net income was adversely affected in 1993 by depressed investment earnings. The unusual value for the change in premium ratio primarily related to decreases in the Separate Account annuity products fund deposits.

     The potential for health care reform had been widely publicized and debated in 1994. Although these legislative reforms failed in 1994, and none were enacted in 1995, some Federal or state health care reform could emerge in the future. Federal regulation of the insurance industry and repeal of the McCarran-Ferguson anti-trust exemptions for the insurance industry were widely discussed topics in the 103rd Congress but have not been of interest in the first session of the 104th Congress in 1995, and are not anticipated to be of interest in the second session in 1996.

     Although the courts and legislatures are often asked to expand liability, there is a growing trend among business and professional organizations to wage campaigns, which in several instances have been successful, aimed at limiting their liability risks. A number of states have adopted some "tort reform" measures which, among other things, limit non-economic and punitive damages and otherwise limit damage awards in product liability and malpractice cases. Illinois and Texas adopted substantial tort reform in 1995 limiting non-economic damages and the amount of punitive damages in all civil actions. Arizona, Colorado, Connecticut, Indiana, Michigan, Montana, New Jersey, North Carolina, North Dakota, Oklahoma, Oregon, South Dakota and Wisconsin all adopted some measure of tort reform.

     Environmental clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. See Note K of the Consolidated Financial Statements for further discussion.

REINSURANCE

     CNA assumes and cedes insurance with other insurers and reinsurers. CNA utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and to minimize aggregate exposures. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk.

     The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in its states of domicile, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. Such collateral totaled approximately $1.12 billion and $165 million at December 31, 1995 and 1994, respectively. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, was approximately $435 million and $348 million with Lloyd's of London at December 31, 1995 and 1994, respectively.

EMPLOYEE RELATIONS

     CNA has approximately 25,000 full-time equivalent employees and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes.

     CNA has comprehensive benefit plans for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs, and group health care programs.

BUSINESS SEGMENTS

     Information as to CNA's business segments is set forth in Note L of the Consolidated Financial Statements, incorporated by reference in Item 8, herein.

PROPERTY/CASUALTY BUSINESS

     CNA's property/casualty operations market commercial and personal lines of property/casualty insurance through independent agents and brokers.

     CNA and its property/casualty insurance subsidiaries write primarily commercial lines coverages. Customers include large national corporations, small- and medium-sized businesses, groups and associations, and professionals. Coverages are written primarily through traditional insurance contracts under which risk is transferred to the insurer. Many large commercial account policies are written under retrospectively-rated contracts which are experience-rated. Premiums for such contracts may be adjusted, subject to limitations set by contract, based on loss experience of the insureds. Other experience-rated policies include provisions for adjustments to dividends based on loss experience. Experience-rated contracts reduce but do not eliminate risk to the insurer. Approximately 12% of CNA's property/casualty insurance is written on an experience-rated basis.

     CNA also provides loss control, policy administration and claim administration services under service contracts for fees. Such services are provided primarily in the workers' compensation market where retention of more risk by the employer through self-insurance or high-deductible programs has become increasingly prevalent.

     Commercial business includes such lines as workers' compensation, general liability, professional and specialty, multiple peril, and accident and health coverages. Professional and specialty coverages include liability coverage for architects and engineers, lawyers, accountants, medical and dental professionals; directors and officers liability; and other specialized coverages. CNA also assumes commercial risks from other insurers. The major components of CNA's commercial business are workers' compensation, general liability, and professional and specialty coverages, which accounted for 19%, 19% and 18%, respectively, of 1995 premiums earned.

     CNA is required by the various states in which it does business to provide coverage for risks that would not otherwise be considered under CNA's underwriting standards. CNA's share of involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each state. Premiums for involuntary risks result from mandatory participation in residual markets.

     CNA also markets personal lines of insurance, primarily automobile and homeowners' coverages sold to individuals under monoline and package policies. The Continental merger made CNA the market leader in package personal lines products.

     The following table sets forth supplemental data on a GAAP basis, except where indicated, for the property/casualty business:

- ---------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                           1995 (a)       1994          1993       1992        1991
(In millions of dollars)
- ---------------------------------------------------------------------------------------------------------------
COMMERCIAL PREMIUMS EARNED
   General liability.........................    $  1,648.9   $  1,261.1   $  1,154.5   $ 1,176.0   $ 1,292.6
   Professional and specialty................       1,557.7      1,010.1        798.9       741.5       763.9
   Workers' compensation.....................       1,475.8      1,426.3      1,501.5     1,669.2     1,920.4
   Multiple peril............................         869.9        389.0        368.5       374.9       397.2
   Reinsurance and other.....................         973.9        773.5        712.2       556.0       482.0
   Accident and health.......................         699.1        557.1        428.3       352.6       294.2
                                                 ----------   ----------   ----------   ---------   ---------
                                                 $  7,225.3   $  5,417.1   $  4,963.9   $ 4,870.2   $ 5,150.3
                                                 ==========   ==========   ==========   =========   =========
PERSONAL PREMIUMS EARNED
   Personal lines packages...................    $    781.6   $    562.6   $    510.7   $   447.3   $   335.6
   Monoline automobile and property coverages         325.4        314.2        343.5       395.0       470.7
   Accident and health.......................         107.8         88.9         85.6        88.6        88.8
                                                 ----------   ----------   ----------   ---------   ---------
                                                 $  1,214.8   $    965.7   $    939.8   $   930.9   $   895.1
                                                 ==========   ==========   ==========   =========   =========
INVOLUNTARY RISKS PREMIUMS EARNED (B)
   Workers' compensation.....................    $    178.2   $    350.0   $    292.3   $   451.4   $   499.5
   Private passenger auto....................          79.7         46.4         23.2        52.5        39.2
   Commercial passenger auto.................          19.9         54.3         50.3        44.9        66.6
   Property and multiple peril...............           5.9          5.0          5.5         3.7         4.6
                                                 ----------   ----------   ----------   ---------   ---------
                                                 $    283.7   $    455.7   $    371.3   $   552.5   $   609.9
                                                 ==========   ==========   ==========   =========   =========
NET INVESTMENT INCOME AND OTHER INCOME
   Commercial................................    $  1,713.1   $  1,145.2   $    979.8   $ 1,087.3   $ 1,131.3
   Personal..................................         230.4        177.6        156.1       165.3       160.1
   Involuntary risks.........................         104.3         88.1         75.7        83.6        78.5
                                                 ----------   ----------   ----------   ---------   ---------
                                                 $  2,047.8   $  1,410.9   $  1,211.6   $ 1,336.2   $ 1,369.9
                                                 ==========   ==========   ==========   =========   =========
UNDERWRITING LOSS
   Commercial................................    $   (920.8)  $   (945.7)  $ (1,535.6)  $(2,505.9)  $  (707.1)
   Personal..................................        (101.9)      (185.2)       (99.7)     (152.8)     (172.1)
   Involuntary risks.........................         (98.8)       (70.3)      (156.5)     (340.9)     (345.5)
                                                 -----------  -----------  -----------  ----------  ----------
                                                 $ (1,121.5)  $ (1,201.2)  $ (1,791.8)  $(2,999.6)  $(1,224.7)
                                                 ===========  ===========  ===========  ==========  ==========

- ---------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                              1995 (a)       1994          1993       1992        1991
(In millions of dollars)
- ---------------------------------------------------------------------------------------------------------------
TRADE RATIOS (C)
   Loss ratio................................          77.9%        81.9%        96.2%      116.7%       88.1%
   Expense ratio.............................          29.4         28.3         27.2        26.2        25.8
   Combined ratio (before policyholder                107.3        110.2        123.4       142.9       113.9
   dividends)................................
   Policyholder dividend ratio...............           3.0          4.8          3.9         1.9         2.5

TRADE RATIOS - STATUTORY BASIS (C)
   Loss ratio................................          78.6%        82.2%        96.4%      116.3%       88.2%
   Expense ratio.............................          29.2         27.8         27.1        25.6        25.6
   Combined ratio (before policyholder                107.8        110.0        123.5       141.9       113.8
   dividends)................................
   Policyholder dividend ratio...............           2.1          3.8          3.1         2.4         2.7

OTHER DATA - STATUTORY BASIS (D)
   Capital and surplus.......................     $ 5,695.9    $ 3,367.3    $ 3,598.4   $ 3,135.8   $ 3,927.5
   Written to surplus ratio..................           1.7          2.0          1.7         2.0         1.7
- ----------------------------------------------------------------------------------------------------------------
     (a)  Premiums  earned,   net  investment  income  and  other  income,   and
     underwriting loss includes the results of The Continental Corporation since
     May 10, 1995.

     (b) Property/casualty involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers, and other involuntary charges.

     (c) GAAP trade ratios reflect the results of Continental Casualty
     Company  and its  property/casualty  insurance  subsidiaries  for the whole year, along with the results of the Continental Insurance Company since May
     10,  1995.  Statutory  trade  ratios  reflect  the  results of  Continental
     Casualty  Company,  its   property/casualty   insurance   subsidiaries  and
     Continental  Insurance  Company  for the  entire  year of 1995.  Prior year ratios have not been  restated  to include  Continental.  Trade  ratios are industry measures of property/casualty underwriting results. The loss ratio is the  percentage  of  incurred  claim and claim  adjustment  expenses  to premiums  earned.  Under  generally  accepted  accounting  principles,  the expense ratio is the  percentage of  underwriting  expenses,  including the change in deferred  acquisition costs, to premiums earned.  Under statutory accounting  practices,  the expense ratio is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written.

     The combined ratio, before policyholder dividends, is the sum of the loss and expense ratios. The policyholder dividend ratio is the ratio of dividends incurred to premiums earned.

      (d) Other Data is determined on the basis of statutory accounting practices and reflects a capital contribution from CNA of $475 million in 1993. In addition, dividends of $325 million, $175 million, $150 million, $100 million and $130 million were paid to CNA by Continental Casualty Company in 1995, 1994, 1993, 1992 and 1991, respectively. Property/casualty insurance subsidiaries have received reimbursement from CNA for general management and administrative expenses, unallocated loss adjustment expenses and investment expenses of $197.0, $169.6, $167.5, $141.1, and $133.8 million in
           1995, 1994, 1993, 1992 and 1991, respectively.

     The following table displays the distribution of domestic written premium by state:

     ---------------------------------------------------------------------------
     Gross Written Premium by State                   % of Total
                                           -----------------------------------
     Year Ended December 31                1995           1994            1993
     ---------------------------------------------------------------------------
     New York......................        10.3            8.6             8.4
     California....................         9.7           11.4            12.1
     Texas.........................         6.5            6.5             6.2
     Pennsylvania..................         5.4            5.7             5.9
     Illinois......................         5.2            4.9             5.1
     New Jersey....................         4.6            3.2             3.3
     Florida.......................         4.1            4.6             4.1
     All other states (a)..........        48.8           43.2            43.1
     Reinsurance assumed:
     Voluntary.....................         3.4            5.9             6.9
     Involuntary...................         2.0            6.0             4.9
                                          -----          -----           -----
                                          100.0          100.0           100.0
     ===========================================================================
       (a) No other state accounts for more than 3.0% of gross written premium.


     The growth and profitability of CNA's property/casualty insurance business is dependent on many factors, including competitive and regulatory influences, the efficiency and costs of operations, underwriting quality, the level of natural disasters, and investment results.

     CNA's property/casualty operations continued to show significant improvement in profitability during 1995, reflecting both improved investment income and improved underwriting results. Contributing to the improved underwriting results were continued favorable claim frequency (rate of claim occurrence) and severity (average cost per claim) in the workers' compensation line. Legislative reforms have cut costs in some states, residual market losses have dropped, and the insurance regulators have sharpened their focus on workers' compensation fraud.

     In an effort to maintain growth, CNA has intensified efforts in the political arena to achieve a more predictable and equitable insurance marketing climate. Among CNA's marketing strategies are to emphasize responsible pricing over premium growth and to aggressively adapt to changes in certain markets such as those in which self-insurance has become important. CNA has also initiated wide-scale cost management measures. CNA has continued actions to reduce or stabilize its costs of doing business, including costs of health care, fraud and tort liability. Programs include managed health care programs and intensified efforts of fighting fraud.

PROPERTY/CASUALTY CLAIM AND CLAIM EXPENSES

     Property/casualty claim and claim expense reserves, except reserves for structured settlements, workers' compensation lifetime claims and accident and health disability claims are based on undiscounted (a) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations, (b) estimates of unreported losses based upon past experience, (c) estimates of losses on assumed insurance, and (d) estimates of future expenses to be incurred in settlement of claims. In establishing these estimates, consideration is given to current conditions and trends as well as past Company and industry experience.

     Structured settlements have been negotiated for certain property/casualty insurance claims. Structured settlements are agreements to provide periodic payments to claimants, which are fixed and determinable as to the amount and time of payment. Certain structured settlements are funded by annuities purchased from CAC. Related annuity obligations are carried in future policy benefits reserves. Obligations for structured settlements not funded by annuities are carried at the present value of future benefits. Such reserves, discounted at interest rates ranging from 6.25% to 7.5%, totaled $897.4 million and $839.0 million at December 31, 1995 and 1994, respectively. Ultimate payouts under all structured settlements at December 31, 1995 and 1994, will approximate $3.0 billion and $2.4 billion, respectively.

     Reserving practices under both statutory accounting practices and generally accepted accounting principles allow discounting of claim reserves related to workers' compensation lifetime claims and accident and health disability claims. Reserve discounting for these types of claims is common industry practice. These claim reserves are discounted at interest rates ranging from 3.5% to 6.0% with mortality and morbidity assumptions reflecting the Company's and current industry experience. At December 31, 1995 and 1994, such discounted reserves totaled $2.7 billion and $1.1 billion, respectively. Ultimate payouts for these claims are estimated to be $3.6 billion and $1.5 billion at December 31, 1995 and 1994, respectively.

     The loss reserve development table below illustrates the change over time of reserves established for property/casualty claims and claims expense at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows re-estimates of the original recorded reserve as of the end of each successive year which is the result of CNA's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

     The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

- --------------------------------------------------------------------------------------------------------------------
SCHEDULE OF
PROPERTY/CASUALTY
LOSS RESERVE
DEVELOPMENT
CALENDAR YEAR ENDED   1985    1986    1987    1988    1989    1990    1991    1992    1993    1994    1995*    1995
(In millions of
 dollars)
- --------------------------------------------------------------------------------------------------------------------
Gross reserves
for unpaid
claim and claim
expenses............$  --   $  --   $  --   $  --   $  --   $16,530 $17,712 $20,034 $20,812 $21,639 $ 9,713  $31,044
Ceded recoverable...   --      --      --      --      --     3,440   3,297   2,867   2,491   2,705   3,650    6,089
                    ------- ------- ------- ------- ------- ------- ------- ------- ------- ------- -------  -------
Net reserves
for unpaid
claim and claim
expenses............  4,873   6,243   8,045   9,552  11,267  13,090  14,415  17,167  18,321  18,934   6,063   24,955
                    ------- ------- ------- ------- ------- ------- ------- ------- ------- ------- -------  -------
NET PAID
(CUMULATIVE)AS OF:

One year later......  1,594   1,335   1,763   2,040   2,670   3,285   3,411   3,706  3,629    3,656   1,392    --
Two years later.....  2,932   2,383   2,961   3,622   4,724   5,623   6,024   6,354  6,143     --      --      --
Three years later...  3,022   3,197   4,031   4,977   6,294   7,490   7,946   8,121  --        --      --      --
Four years later....  3,642   3,963   5,007   6,078   7,534   8,845   9,218   --     --        --      --      --
Five years later....  4,175   4,736   5,801   6,960   8,485   9,726   --      --     --        --      --      --
Six years later.....  4,735   5,339   6,476   7,682   9,108   --      --      --     --        --      --      --
Seven years later...  5,233   5,880   7,061   8,142   --      --      --      --     --        --      --      --
Eight years later...  5,668   6,382   7,426   --      --      --      --      --     --        --      --      --
Nine years later....  6,116   6,690   --      --      --      --      --      --     --        --      --      --
Ten years later.....  6,379   --      --      --      --      --      --      --     --        --      --      --
- --------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------
SCHEDULE OF
PROPERTY/CASUALTY
LOSS RESERVE
DEVELOPMENT
CALENDAR YEAR ENDED   1985    1986    1987    1988    1989    1990    1991    1992    1993    1994    1995*    1995
(In millions of
 dollars)
- --------------------------------------------------------------------------------------------------------------------
NET RESERVES
RE-ESTIMATED AS OF:

End of initial year.  4,873   6,243   8,045   9,552  11,267  13,090  14,415  17,167  18,321  18,934   6,063   24,955
One year later......  5,047   6,642   8,086   9,737  11,336  12,984  16,032  17,757  18,250  18,922   6,197    --
Two years later.....  5,573   6,763   8,345   9,781  11,371  14,693  16,810  17,728  18,125   --        --     --
Three years later...  5,788   6,989   8,424   9,796  13,098  15,737  16,944  17,823   --      --        --     --
Four years later....  6,170   7,166   8,516  11,471  14,118  15,977  17,376   --      --      --        --     --
Five years later....  6,422   7,314  10,196  12,496  14,395  16,441   --      --      --      --        --     --
Six years later.....  6,566   9,022  11,239  12,742  14,811   --      --      --      --      --        --     --
Seven years later...  8,317  10,070  11,480  13,167   --      --      --      --      --      --        --     --
Eight years later...  9,365  10,317  11,898   --      --      --      --      --      --      --        --     --
Nine years later....  9,635  10,755   --      --      --      --      --      --      --      --        --     --
Ten years later..... 10,074   --      --      --      --      --      --      --      --      --        --     --
                    ------- ------- ------- ------- ------- ------- ------- ------- ------- ------- -------  -------
Total net
(deficiency)
redundancy.......... (5,201) (4,512) (3,853) (3,615) (3,544) (3,351) (2,961)   (656)    196      12    (134)   --
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
Reconciliation to Gross
Re-estimated Reserves:
Net reserves re-estimated                                    16,441  17,376  17,823  18,125  18,922   6,197    --
Re-estimated ceded recoverable                                3,029   2,925   2,546   2,522   2,760   3,650    --
                                                             ------  ------  ------  ------  ------   -----   ----
   Total gross
    re-estimated reserves                                    19,470  20,301  20,369  20,647  21,682   9,847    --
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
Net (Deficiency)
Redundancy
Related to:
Asbestos claims..... (2,937) (2,973) (2,925) (2,868) (2,769) (2,631) (2,583)   (894)   (294)  (258)    --      --
Environmental claims   (957)   (957)   (943)   (937)   (910)   (899)   (853)   (806)   (360)  (181)    (60)    --
Total asbestos and   ------  ------  ------  ------  ------  ------  ------  ------  ------  -----   -----    ----
  environmental..... (3,894) (3,930) (3,868) (3,805) (3,679) (3,530) (3,436) (1,700)   (654)  (439)    (60)
Other............... (1,307)   (582)     15     190     135     179     475   1,044     850    451     (74)    --
Total net            ------  ------  ------  ------  ------  ------  ------  ------    ----   ----   -----    ----
(deficiency)
redundancy.......... (5,201) (4,512) (3,853) (3,615) (3,544) (3,351) (2,961)   (656)    196     12    (134)    --
- ----------------------------------------------------------------------------------------------------------------------
     *Represents  Continental  reserves  acquired on May 10, 1995 and subsequent development thereon, through December 31, 1995. This balance combined with balances reflected in the 1994 column determine  development  recorded for the consolidated CNA property/casualty subsidiaries.

Reserve Development
- -------------------

     The table below provides a reconciliation between beginning and ending claim and claim expense reserve balances for 1995, 1994 and 1993. Not included in the table below is premium development related to certain insurance policies subject to retroactive premium adjustments which are based on various factors, including loss experience. As a result, CNA also recorded premium and dividend development related to prior years [increasing/(decreasing) premium] of $(173), $29 and $(127) million in 1995, 1994 and 1993, respectively.

- -----------------------------------------------------------------------------------------------------------
CHANGES IN RESERVES FOR PROPERTY/CASUALTY
CLAIMS AND CLAIM EXPENSES
YEAR ENDED DECEMBER 31                                                          1995       1994       1993
- -----------------------------------------------------------------------------------------------------------
(In millions of dollars)
Reserves at beginning of year:
Gross................................................................        $21,639    $20,812    $20,034
Ceded reinsurance....................................................          2,705      2,491      2,867
- -----------------------------------------------------------------------------------------------------------
       Net reserves at beginning of year.............................         18,934     18,321     17,167

The Continental Corporation reserves at acquisition - net............          6,063        ---        ---
- -----------------------------------------------------------------------------------------------------------
       Total net reserves                                                     24,997     18,321     17,167
- -----------------------------------------------------------------------------------------------------------
Net incurred claims and claim expenses:
   Provision for insured events of current year......................          6,787      5,611      5,388
   Increase (decrease) in provision for insured events of prior years**          122        (71)       590
   Amortization of discount..........................................            106        100         94
- -----------------------------------------------------------------------------------------------------------
       Total net incurred                                                      7,015      5,640      6,072
- -----------------------------------------------------------------------------------------------------------
Net payments attributable to:
   Current year events...............................................          2,000      1,388      1,202
   Prior year events.................................................          5,048      3,629      3,706
   Amortization of discount..........................................              9         10         10
- -----------------------------------------------------------------------------------------------------------
       Total net payments                                                      7,057      5,027      4,918
- -----------------------------------------------------------------------------------------------------------
Net reserves at end of year..........................................         24,955     18,934     18,321
Ceded reinsurance at  end of  year...................................          6,089      2,705      2,491
- -----------------------------------------------------------------------------------------------------------
GROSS RESERVES AT END OF YEAR*                                              $ 31,044    $21,639    $20,812
===========================================================================================================
   *Excludes life claim and claim expense reserves and intercompany eliminations of $988  million,  $926  million,  and $858 million as of December 31, 1995,
    1994 and 1993, respectively, included in the Consolidated Balance Sheet.

  **Includes  $500 for  Fibreboard  in 1993.  See Note J of the  Consolidated
    Financial Statements in the Annual Report to Shareholders.

     CNA, consistent with sound insurance reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. These adjustments, referred to as "reserve development," are inevitable given the complexities of the reserving process and are recorded in the statement of operations in the period the need for the adjustments becomes apparent. The property/casualty underwriting losses include net adverse (favorable) reserve development of $122 million, $(71) million and $590 million for the years 1995, 1994 and 1993, respectively.

     This reserve development reflects the effects of CNA's ongoing evaluation of reserve levels and is comprised of the following components:

- --------------------------------------------------------------------------------
DEVELOPMENT-
ADVERSE (FAVORABLE)

DECEMBER 31                             1995           1994            1993
(In millions of dollars)
- --------------------------------------------------------------------------------
Environmental...............            $241           $181            $446
Asbestos....................             258             37             601
Other.......................            (377)          (289)           (457)
- --------------------------------------------------------------------------------
     TOTAL                              $122           $(71)           $590
================================================================================


Asbestos and Environmental Claims
- ---------------------------------

     CNA believes its reserves for environmental and asbestos claims are appropriately established based upon known facts and current case law. However, due to inconsistencies of court coverage decisions, the number of waste sites subject to clean-up, the standards for clean-up and liability, and other factors, the ultimate exposure to CNA for these claims may vary materially from the amounts currently recorded, resulting in a potential increase in the claim reserves recorded. In addition, issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct of the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to adjustment based upon newly available data. Due to uncertainties and factors described above, CNA believes it is not practicable to develop a meaningful range for any such additional reserves that may be required. See Note K of the Consolidated Financial Statements for further discussion of environmental and asbestos reserves.

     Adverse 1995 environmental reserve development of $241 million includes $60 million related to Continental and results from CNA's on-going monitoring of current settlement patterns, current pending cases and potential future claims. 1995 adverse asbestos reserve development of $258 million is based on management's assessment of the effects of 1995 payments and settlement activity as well as an on-going review of pending asbestos cases and related legal decisions.

     Other 1995 reserve development, which nets to $377 million of favorable reserve development, is principally due to favorable claim frequency (rate of claim occurrence) and severity (average cost per claim) experience in the workers' compensation line of business.

     The 1993 environmental development includes an allocation of reserves for incurred but not reported environmental claims of $340 million. The 1993 asbestos development includes $500 million related to Fibreboard. See Note J of the Consolidated Financial Statements.

The following table summarizes, for 1995 and 1994, the reserve development for environmental and asbestos claims. Claims activity for Continental is included for the period May 10, 1995 through December 31, 1995.

- ----------------------------------------------------------------------------------------------------------------------
RESERVE SUMMARY
DECEMBER 31                                            1995                                      1994
                                       -------------------------------------     -------------------------------------
                                         ENVIRONMENTAL        ASBESTOS             ENVIRONMENTAL        ASBESTOS
(In millions of dollars)
- ----------------------------------------------------------------------------------------------------------------------
Gross reserves:
         Reported claims............      $   336.9           $1,963.3                $  89.1           $1,954.1
         Unreported claims..........          839.7              358.3                  427.0              114.0
                                         ----------           --------                 ------           --------
                                            1,176.6            2,321.6                  516.1            2,068.1
Less reinsurance recoverables.......         (146.7)             (97.4)                 (10.4)            (129.4)
- ----------------------------------------------------------------------------------------------------------------------
NET RESERVES                               $1,029.9           $2,224.2                 $505.7           $1,938.7
======================================================================================================================

The following tables summarize claim activity for environmental and asbestos claims.

- --------------------------------------------------------------------------------------------------------------------
CHANGES IN ENVIRONMENTAL RESERVES
YEAR ENDED DECEMBER 31                                    1995                  1994                   1993
(In millions of dollars)
- --------------------------------------------------------------------------------------------------------------------
Net reserves at beginning of year...........            $505.7                $432.6                  $58.6
Continental net reserves at May 10, 1995....             410.0                  --                     --
                                                       -------               -------                -------
    Total net reserves......................             915.7                 432.6                   58.6
                                                       -------               -------                -------

Plus:  Reserve strengthening................             240.9                 180.6                  445.9
                                                       -------               -------                -------

Less:  Gross payments.......................             188.2                 131.8                   75.0
       Reinsurance recoveries...............             (61.5)                (24.3)                  (3.1)
                                                       -------               -------                -------
       Net payments.........................             126.7                 107.5                   71.9
- --------------------------------------------------------------------------------------------------------------------
NET RESERVES AT END OF YEAR                           $1,029.9                $505.7                 $432.6
====================================================================================================================

- --------------------------------------------------------------------------------------------------------------------
CHANGES IN ASBESTOS RESERVES
YEAR ENDED DECEMBER 31                                    1995                  1994                   1993
(In millions of dollars)
- --------------------------------------------------------------------------------------------------------------------
Net reserves at beginning of year...........          $1,938.7              $2,080.0               $1,682.8
Continental net reserves May 10, 1995.......             203.5                  --                     --
    Total net reserves......................           2,142.2               2,080.0                1,682.8
                                                       -------               -------                -------

Plus:  Reserve strengthening................             258.0                  36.8                  601.4
                                                       -------               -------                -------

Less:  Gross payments.......................             239.8                 245.9                  204.3
       Reinsurance recoveries...............             (63.8)                (67.8)                  (0.1)
                                                       -------               -------                -------
       Net payments.........................             176.0                 178.1                  204.2
- --------------------------------------------------------------------------------------------------------------------
NET RESERVES AT END OF YEAR                           $2,224.2              $1,938.7               $2,080.0
====================================================================================================================

LIFE BUSINESS

     CNA's life insurance operations market individual and group insurance products through licensed agents, most of whom are independent contractors, who sell life and/or group insurance for CNA and for other companies on a commission basis.

     Individual insurance products include life and annuity products, which are sold to individuals and small businesses. The individual life products currently being marketed consist primarily of term, universal and participating life policies and annuities. The individual accident and health policies currently being marketed are long-term disability products. Individual annuity products consist of both single premium annuities and periodic payment annuities.

     Group insurance products include life, accident and health and pension products which are sold to employers, employer associations and trusts, ranging in size from small local employers to large multinational corporations. The group accident and health plans are primarily major medical and hospitalization. Most of the major medical and hospitalization plans are written under experience-rated contracts or contracts to provide claim administrative services only. The growth in premium and in-force is attributable to new term and permanent life products, as well as annuities.

     CNA's products are designed and priced using assumptions management believes to be reasonably conservative for mortality, morbidity, persistency, expense levels and investment results. Underwriting practices that management believes are prudent are followed in selecting the risks that will be insured. Further, actual experience related to pricing assumptions is monitored closely so that prospective adjustments to these assumptions may be implemented as necessary. CNA mitigates the risk related to persistency by including contractual surrender charge provisions in its ordinary life and annuity policies in the first five to ten years, thus providing for the recovery of acquisition expenses. The investment portfolios supporting interest sensitive products, including universal life and individual annuities, are managed separately to minimize disintermediation and interest rate risk.

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

     Although comprehensive health care reforms were not enacted in 1995, some health care initiatives could emerge in 1996. CNA has urged a meaningful role for the private sector in any proposed plan. The present health care system is clearly in need of reform, and CNA has emphasized that the competitive strengths of the insurance industry must be an integral part of a workable solution.

     The following table sets forth supplemental data for the life insurance business:

- ------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                              1995         1994         1993          1992         1991
(In millions of dollars)
- ------------------------------------------------------------------------------------------------------------------
INDIVIDUAL PREMIUMS
   Life and annuities.......................     $   497.1    $   369.4    $   312.1    $   294.7     $   287.9
   Accident and health......................          32.7         32.6         30.9         27.1          24.3
                                                 ---------    ---------    ---------    ---------     ---------
                                                 $   529.8    $   402.0    $   343.0    $   321.8     $   312.2
                                                 =========    =========    =========    =========     =========
GROUP PREMIUMS
   Life.....................................     $   167.7    $   138.7    $   107.2    $   100.7     $    90.8
   Accident and health (a)..................       2,189.8      2,111.2      1,983.0      1,957.5       1,887.0
   Annuities................................         145.1         26.3          9.0         57.7          24.3
                                                 ---------    ---------    ---------    ---------     ---------
                                                 $ 2,502.6    $ 2,276.2    $ 2,099.2    $ 2,115.9     $ 2,002.1
                                                 =========    =========    =========    =========     =========
NET INVESTMENT INCOME AND OTHER INCOME
   Individual...............................     $   247.3    $   193.8    $   154.2    $    163.0    $   162.5
   Group....................................         198.1        166.4        142.8        156.6         185.4
                                                 ---------    ---------    ---------    ---------     ---------
                                                 $   445.4    $   360.2    $   297.0    $   319.6     $   347.9
                                                 =========    =========    =========    =========     =========
INCOME EXCLUDING REALIZED CAPITAL GAINS,
BEFORE INCOME TAX
   Individual...............................     $    65.4    $    47.3    $    14.5    $    22.5     $    13.8
   Group....................................          94.9         87.1         51.9         56.1          76.0
                                                 ---------    ---------    ---------    ---------     ---------
                                                 $   160.3    $   134.4    $    66.4    $    78.6     $    89.8
                                                 =========    =========    =========    =========     =========
GROSS LIFE INSURANCE IN FORCE
   Individual (b)...........................     $ 113,901    $  80,560    $  76,835    $  75,569     $  71,539
   Group....................................        52,146       46,873       35,413       29,643        27,139
                                                 ---------    ---------    ---------    ---------     ---------
                                                 $ 166,047    $ 127,433    $ 112,248    $ 105,212     $  98,678
                                                 =========    =========    =========    =========     =========
OTHER DATA - STATUTORY BASIS(C)
   Capital and surplus......................     $ 1,127.6   $  1,054.6   $  1,022.0   $  1,003.0    $    968.4
   Capital and surplus-percent of
      total liabilities.....................          28.2%        29.4%        30.1%        33.4%         29.9%
   Participating policyholders-percent
   of gross life insurance in force                    0.6          0.9          1.1          1.2           1.6
- ------------------------------------------------------------------------------------------------------------------

     (a) Group accident and health  premiums  include  contracts  involving U.S.
     government employees and their dependents amounting to approximately $1.9, $1.8, $1.7, $1.6, and $1.5 billion in 1995, 1994, 1993, 1992, and 1991, respectively.

     (b) Lapse ratios, for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in force were 9.4%, 9.7%, 9.7%, 8.6%, and 10.4%, in 1995, 1994, 1993, 1992, and
     1991, respectively.

     (c)  Other  Data  is  determined  on  the  basis  of  statutory  accounting practices. Life insurance subsidiaries have received reimbursement from CNA for general management and administrative  expenses and investment expenses of $21.3, $24.7, $25.6, $24.5, and $25.7 million in 1995, 1994, 1993, 1992, and 1991, respectively. Statutory capital and surplus as a percent of total liabilities is determined after excluding Separate Account  liabilities and
     reclassifying  the  Asset  Valuation  and  Interest   Maintenance  Reserves
     (statutorily defined as created reserves) as surplus.


Guaranteed Investment Contracts
- -------------------------------

     CAC writes the majority of its group pension products as guaranteed investment contracts in a fixed Separate Account, which is permitted by Illinois insurance statutes. CAC guarantees principal and a specified return to guaranteed investment contractholders. This guarantee affords the contractholders additional security, in the form of CAC's general account surplus, which supports the principal and interest payments.

     CNA manages the liquidity and interest rate risks on the guaranteed investment contract portfolio by matching the duration of fixed maturity securities included in the guaranteed investment contract portfolio with the corresponding payout pattern of the contracts, and assessing market value surrender charges on the majority of the contracts.

     The table below shows a comparison of the duration of assets and contracts, weighted average investment yield, weighted average interest crediting rates, and withdrawal characteristics of the guaranteed investment contract portfolio.

- --------------------------------------------------------------------------------
December 31                                         1995      1994       1993
- --------------------------------------------------------------------------------
Duration in years:
   Assets.....................................      3.12      3.23       2.68
   Contracts..................................      2.98      2.99       2.73
                                                    ----      ----      -----
   Difference.................................      0.14      0.24      (0.05)
                                                    ====      ====      =====


Weighted average investment yield.............      7.58%     7.67%      7.11%


Weighted average interest crediting rates.....      7.45%     7.53%      7.74%


Withdrawal characteristics:
With market value adjustment..................         92%       79%       81%
Non-withdrawable...........................             8        15        13
Without market value adjustment............             0         6         6
- --------------------------------------------------------------------------------
Total                                                 100%     100%       100%
================================================================================

     As shown above, the investment yield at December 31, 1995 and 1994 was more than the average crediting rate. The investment yields at December 31, 1993 was less than the average crediting rate. This resulted from the reinvestment of proceeds from security sales that generated substantial gains, at rates that were lower than those of the securities sold. However, because the security sales created a larger asset base to reinvest, the aggregate future cash flows from interest and principal were substantially unchanged and sufficient to meet the contract obligations.

INVESTMENTS

     CNA's general account investment portfolio is managed to maximize after-tax investment return, while minimizing credit risks with investments concentrated in high quality securities to support its insurance underwriting operations.

     CNA has the capacity to hold its fixed maturity portfolio to maturity. However, securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, or other similar factors. Accordingly, the fixed maturity securities are classified as available-for-sale. CNA's portfolio is managed based on the following investment strategies: i) diversification is used to limit exposures to any one issue or issuer, and ii) in general, the public market is used in order to provide liquidity.

     Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, principally anticipated claim payments. At December 31, 1995, short-term investments primarily consisted of U.S. Treasury bills and high-grade commercial paper. The major components of the short-term investment portfolio were $800 million of collateral for securities sold under agreements to repurchase, $1.0 billion in an escrow account (see Note A of the Consolidated Financial Statements) and approximately $1.9 billion of other short-term investments.

     The following summarizes CNA's distribution of general account investments at fair value:

 ---------------------------------------------- ---------- ---------- ----------
 DISTRIBUTION OF INVESTMENTS-GENERAL ACCOUNT
 DECEMBER 31                                      1995       1994       1993
 (In millions of dollars)
 ---------------------------------------------- ---------- ---------- ----------
 Fixed maturities:
    Tax-exempt bonds.........................     $ 3,603    $ 3,770   $  5,015
    Taxable bonds............................      26,725     16,629     12,145
    Redeemable preferred stocks..............         116        429        448
 Equity securities:
    Common stocks............................         915        755        508
    Non-redeemable preferred stocks..........           3          -          -
 Mortgage loans and real estate..............         122         47         62
 Policy loans................................         177        176        174
 Other invested assets.......................         500        101         67
 Short-term investments......................       3,725      5,036      6,944
 ---------------------------------------------- ---------- ---------- ----------
    Total investments at fair value               $35,886    $26,943    $25,363
 ===============================================================================

     CNA's general account fixed income portfolio has consistently been of high quality as illustrated in the following table using the Standard & Poor's ratings convention (see Note on page 17).

 -------------------------------------------------------------------------------
 BOND PORTFOLIO QUALITY - GENERAL ACCOUNT
 DECEMBER 31                                       1995       1994       1993
 -------------------------------------------------------------------------------
 AAA........................................        78%        82%        77%
 AA.........................................         5          6          8
 A..........................................         6          5          7
 BBB........................................         5          2          5
 Below BBB..................................         6          5          3
 -------------------------------------------------------------------------------
    Total                                          100%       100%       100%
 ===============================================================================

     CNA's Separate Account investment portfolio is managed to specifically support the underlying insurance products (see the discussion of guaranteed investment contracts on page 16 above). Approximately 85% or $5.0 billion of Separate Account investments are used to fund guaranteed investment contracts; the remaining investments are used to fund variable products.

     Approximately 96% of the guaranteed investment contracts investment portfolio is comprised of taxable fixed income securities. The quality of the guaranteed investment contracts fixed maturity portfolio is as follows (see Note below):

- --------------------------------------------------------------------------------
BOND PORTFOLIO QUALITY - GUARANTEED  INVESTMENT PORTFOLIO
DECEMBER 31                                         1995       1994       1993
- --------------------------------------------------------------------------------
AAA.............................................     54%        49%        44%
AA..............................................      5          5          6
A...............................................     14         13         18
BBB.............................................      7          9         13
Below BBB.......................................     20         24         19
- --------------------------------------------------------------------------------
   Total                                            100%       100%       100%
================================================================================

     Note: The bond ratings shown in the two tables above are primarily from Standard & Poor's (93% of the general account portfolio and 95% of the guaranteed investment portfolio in 1995). In the case of private placements and other unrated securities, comparable internal ratings are developed by CNA. These ratings are derived by management using information available on the issuer to assess the credit risk. Reference also may be made to similar instruments of the issuer that are rated by Standard & Poor's.


     High yield securities are bonds rated below investment grade by bond rating agencies, plus private placements and other unrated securities, which in CNA's opinion, are below investment grade (below BBB). High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. Further, CNA's investment in real estate and mortgage loans amounted to less than one-half of one percent of its total assets, substantially below industry averages. As of December 31, 1995, CNA's concentration of high yield bonds including separate accounts was approximately 4.7% of total assets.

     At December 31, 1995 and 1994, high yield securities within the general and guaranteed investment portfolios were carried at fair value and amounted to $2.8 billion and $2.1 billion, respectively. Carrying values and fair values of high yield securities in the general account were $1.9 billion at December 31, 1995, compared to $1.0 billion at December 31, 1994. In 1995, the level of high yield investments within the guaranteed investment portfolio decreased $158 million to $944 million at year end. Market value exceeded amortized cost for high yield securities by approximately $53 million at December 31, 1995 compared to December 31, 1994 when amortized cost exceeded market value by $138 million.

     Included in CNA's 1995 AAA-rated fixed income securities (general and guaranteed investment portfolios) are $8.5 billion of asset-backed securities, consisting of approximately 32% in collateralized mortgage obligations ("CMO's"), 57% in U.S. government agency issued pass-through certificates, and 11% in corporate asset-backed obligations. The majority of CMO's held are U.S. government agency issues which are actively traded in liquid markets and are priced monthly by broker-dealers. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. CNA generally does not invest in complex mortgage derivatives without readily ascertainable market prices.

     CNA invests from time to time in certain derivative financial instruments to increase investment returns and to eliminate the impact of changes in interest rates on certain corporate borrowings. Financial instruments used for such purposes include interest rate swaps, put and call options, commitments to purchase securities, and short sale of common stock. The gross notional principal or contractual amounts of these instruments at December 31, 1995, totaled $2,769.8 million (including $1.2 billion of interest rate swaps associated with corporate borrowings) compared to $127.9 million at December 31, 1994. See Note F of the Consolidated Financial Statements for further discussion.

ITEM 2. PROPERTIES

     CNA Plaza, owned by Continental Assurance Company, serves as the home office for CNA and its insurance subsidiaries. An adjacent building (located at 55 E. Jackson Blvd.), jointly owned by Continental Casualty Company and Continental Assurance Company, is partially situated on grounds under leases expiring in 2058. Approximately 35% of the adjacent building is rented to non-affiliates. CNA's subsidiaries lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNA's subsidiaries:

   -------------------------------------------------------------------------
                            Amount Of Building
                            Owned and Occupied or
                            Leased by CNA or its
   Location                 Subsidiaries             Principal Usage
   -------------------------------------------------------------------------
   CNA Plaza                1,421,000 *              Principal Executive
   333 S. Wabash                                     offices of CNA
   Chicago, Illinois

   180 Maiden Lane          850,453*                 Property/Casualty
   New York, New York                                Insurance Offices

   1 Continental Drive      490,993**                Property/Casualty
   Cranbury, New Jersey                              Insurance Offices

   55 E. Jackson Blvd.      323,040 *                Principal Executive
   Chicago, Illinois                                 offices of CNA

   200 S. Wacker Drive      296,822**                Property/Casualty
   Chicago, Illinois                                 Insurance Offices

   401 Penn Street          251,691*                 Property/Casualty
   Reading, Pennsylvania                             Insurance Offices

   100 CNA Drive            251,363*                 Life Insurance Offices
   Nashville, Tennessee

   7361 Calhoun Place       224,175**                Life Insurance Offices
   Rockville, Maryland

   1111 E. Broad St.        197,537**                Property/Casualty
   Columbus, Ohio                                    Insurance Offices

   333 Glen Street          158,700**                Property/Casualty
   Glen Falls, New York                              Insurance Offices;
                                                     Residual Market Center

   3501 State Highway       123,184**                Data Processing
   No. 66                                            Facilities
   Neptune, New Jersey

   15400 Calhoun Drive      106,848**                Life Insurance Offices
   Rockville, Maryland

   -------------------------------------------------------------------------
                            Amount Of Building
                            Owned and Occupied or
                            Leased by CNA or its
   Location                 Subsidiaries             Principal Usage
   -------------------------------------------------------------------------
   1431 Opus Place          100,991**                Property,/Casualty,
   Downers Grove, Il.                                Surety Insurance
                                                     Offices

   1100 Ward Avenue,        95,450*                  First Insurance
   Honolulu, Hawaii                                  Company of Hawaii,
                                                     Ltd. Headquarters

 * Represents property owned by CNA or its subsidiaries.
** Represents property leased by CNA or its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

     Incorporated herein by reference from Note J of the Consolidated Financial Statements in the 1995 Annual Report to Shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     Incorporated herein by reference from page 76 of the 1995 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated herein by reference from page 2 of the 1995 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from pages 12 through 25 of the 1995 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Balance Sheet - December 31, 1995 and 1994

     Statement of Consolidated Operations - Years Ended December 3l, 1995, 1994 and 1993

     Statement of Consolidated Stockholders' Equity - Years Ended December 31, 1995, 1994 and 1993

     Statement of Consolidated Cash Flows - Years Ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

     The above Consolidated Financial Statements, the related Notes to the Consolidated Financial Statements and the Independent Auditors' Report are incorporated herein by reference from pages 26 through 74 of the 1995 Annual Report to Shareholders.

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

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

                                                                                                     Page
  (a)    1.     FINANCIAL STATEMENTS:                                                               Number

                A separate index to the Consolidated Financial Statements is presented
                in Part II, Item 8..............................................................      21

  (a)    2.     FINANCIAL STATEMENT SCHEDULES:

                Schedule I          Summary of Investments......................................      26


                Schedule II         Condensed Financial Information (Parent Company)............      27


                Schedule III        Supplementary Insurance Information.........................      31


                Schedule V          Valuation and Qualifying Accounts and Reserves..............      32


                Schedule VI         Supplemental Information Concerning Property/Casualty
                                    Insurance Operations........................................      32

                Other schedules are omitted because of the absence of conditions
                under  which  they  are   required   or  because  the   required
                information is provided in the Consolidated Financial Statements or notes thereto.

                Independent Auditors' Report....................................................      33

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K (continued)

  (a)    3.       EXHIBITS:
                                                                                                   Exhibit
                                                    Description of Exhibit                          Number
                                                    ----------------------
         (2)      Plan of acquisition, reorganization, arrangement, liquidation or succession:

                  Securities Purchase Agreement, dated as of December 6, 1994, by and between
                  CNA Financial Corporation and The Continental Corporation (with exhibits thereto) (Exhibit 1 to Form 8-K dated December 9, 1994 incorporated herein
                  by reference.).................................................................   2.1

                  Merger Agreement, dated as of December 6, 1994, by and among CNA Financial
                  Corporation, Chicago Acquisition Corp. and The Continental Corporation
                  (Exhibit 2 to Form 8-K dated December 9, 1994 incorporated herein
                  by reference.).................................................................   2.2

         (3)      Articles of incorporation and by-laws:
                  Certificate of Incorporation of CNA Financial Corporation, as amended May 6,
                  1987 (Exhibit 3.1 to 1987 Form 10-K incorporated herein by reference)..........   3.1

                  By-Laws of CNA Financial Corporation, as amended August 2, 1995................   3.2*

         (4)      Instruments defining the rights of security holders, including indentures:
                  CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt,
                  pursuant to Item 601(b) (4) (iii) of Regulation S-K............................   -

         (10)     Material contracts:

                  Continental Casualty Company "CNA" Annual Incentive Bonus Plan Provisions
                  (Exhibit 10.1 to 1994 Form 10K incorporated herein by reference)...............  10.1

                  Employment Agreement between CNA Financial Corporation and
                  Dennis H. Chookaszian, dated December 31, 1995.................................  10.2*

                  Employment Agreement between CNA Financial Corporation and
                  Philip L. Engel, dated December 31, 1995.......................................  10.3*

                  Continuing Services Agreement between CNA Financial Corporation and
                  Edward J. Noha, dated February 27, 1991 (Exhibit 6.0 to 1991...................
                  Form 8-K, filed March 18, 1991, incorporated herein by reference.).............  10.4

                  CNA  Employees'   Retirement  Benefit  Equalization  Plan,  as
                  amended  through  January 1, 1993  (Exhibit  10.4 to 1992 Form
                  10-K incorporated herein by
                  reference).....................................................................  10.5

                  CNA Employees' Supplemental Savings Plan, as amended through January 1, 1993
                  (Exhibit 10.6 to 1992 Form 10-K incorporated herein by reference.).............  10.6

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K (continued)

  (a)    3.       EXHIBITS:
                                                                                               Exhibit
                                                    Description of Exhibit                      Number
                                                    ----------------------
         (10)     Material contracts (continued):

                  Federal Income Tax Allocation Agreement dated February 29, 1980 between CNA Financial Corporation and Loews Corporation
                  (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference.).........     10.7

                  Agreement  between  Fibreboard   Corporation  and  Continental
                  Casualty Company,  dated April 9, 1993 (Exhibit A to 1993 Form
                  8-K filed
                  April 12, 1993 incorporated herein by reference.)..........................     10.8

                  Settlement  Agreement  entered into on October 12, 1993 by and among Fibreboard  Corporation,  Continental  Casualty Company,
                  CNA  Casualty of  California,  Columbia  Casualty  Company and
                  Pacific Indemnity Company together the "Parties" (Exhibit 10.1 to September 30, 1993 Form 10-Q
                  incorporated herein by reference.).........................................     10.9

                  Continental-Pacific  Agreement  entered  into October 12, 1993 between  Continental  Casualty  Company and Pacific  Indemnity
                  Company   (Exhibit  10.2  to  September  30,  1993  Form  10-Q
                  incorporated herein
                  by reference.).............................................................    10.10

                  Global  Settlement  Agreement  among  Fibreboard  Corporation,
                  Continental   Casualty   Company,   CNA  Casualty  Company  of
                  California,   Columbia  Casualty  Company,  Pacific  Indemnity
                  Company  and the  Settlement  Class  dated  December  23, 1993
                  (Exhibit 10.11 to 1993 Form 10-K incorporated herein
                  by reference)..............................................................    10.11

                  Glossary  of  Terms  in  Global  Settlement  Agreement,  Trust
                  Agreement,  Trust  Distribution  Process and  Defendant  Class
                  Settlement Agreement as of December 23, 1993 (Exhibit 10.12 to
                  1993 Form 10-K incorporated herein
                  by reference)..............................................................    10.12

                  Fibreboard Asbestos Corporation Trust Agreement dated December 23, 1993
                  (Exhibit 10.13 to 1993 Form 10-K incorporated herein by reference).........    10.13

                  Trust Distribution Process - Annex A to the Trust Agreement as
                  of  December  23,  1993  (Exhibit  10.14  to  1993  Form  10-K
                  incorporated herein
                  by reference)..............................................................    10.14

                  Defendant Class Settlement Agreement dated December 22, 1993 (Exhibit
                  10.15 to 1993 Form 10-K incorporated herein by reference)..................    10.15

                  Escrow Agreement among Continental Casualty Company, Pacific Indemnity
                  Company and The First National Bank of Chicago dated December 23, 1993
                  (Exhibit 10.16 to 1993 Form 10-K incorporated herein by reference).........    10.16

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K (continued)

  (a)    3.       EXHIBITS:
                                                                                                        Exhibit
                                                    Description of Exhibit                               Number
                                                    ----------------------
         (11)     Computation of Net Income per Common Share.........................................    11.1*

         (12)     Statements regarding computation of ratios:
                  Computation of Ratio of Earnings to Fixed Charges..................................    12.1*
                  Computation of Ratio of Net Income, As Adjusted, to Fixed Charges..................    12.2*

         (13)     1995 Annual Report.................................................................    13.1*

         (21)     Subsidiaries of CNA................................................................    21.1*

         (23)     Consent of Deloitte & Touche LLP...................................................    23.1*

         (27)     Financial Data Schedule............................................................    27*

         (28)     Information from reports furnished to state insurance regulatory authorities:
                  Property/Casualty Reserve Reconciliation-Statutory Basis to Generally
                  Accepted Accounting Principles.....................................................    28.1*

                  Schedule P from CNA's property/casualty insurance subsidiaries 1995  Annual
                  Statutory Statements provided to state insurance regulatory authorities............    28.2 **

                   * Filed herewith

                  ** Filed hard copy under Regulation S-T Rule 311(c) Form SE


  (b)             REPORTS ON FORM 8-K:


                  NONE


                                                                                                   SCHEDULE I

                                                CNA FINANCIAL CORPORATION
                                                  SUMMARY OF INVESTMENTS

- ------------------------------------------------------------------------------------------------------------------
DECEMBER 31                                                   1995                                1994
                                                 -------------------------------   -------------------------------
                                                             MARKET    CARRYING                 MARKET   CARRYING
(in millions of dollars)                           COST       VALUE     VALUE        COST       VALUE     VALUE
- ------------------------------------------------------------------------------------------------------------------
Fixed maturities available-for-sale:
   Bonds:
       United States government and government
        agencies and authorities-taxable....     $17,903.4 $18,511.4 $18,511.4     $13,404.4 $12,704.2 $12,704.2
       States, municipalities and political
        subdivisions-tax exempt.............       3,452.8   3,603.1   3,603.1       3,704.6   3,769.6   3,769.6
       Foreign governments and political
        subdivisions........................       1,509.3   1,543.3   1,543.3         662.9     653.4     653.4
       Public utilities.....................         280.2     305.2     305.2         186.8     190.0     190.0
       Convertibles and bonds with warrants
        attached............................         252.2     260.8     260.8         271.9     257.5     257.5
       All other corporate..................       5,881.4   6,098.8   6,098.8       2,937.2   2,824.2   2,824.2
   Redeemable preferred stocks..............         106.1     122.1     122.1         419.3     428.8     428.8
                                                  --------  --------  --------      --------  --------  --------
         Total fixed maturities                   29,385.4  30,444.7  30,444.7      21,587.1  20,827.7  20,827.7
                                                  ========  ========  ========      ========  ========  ========
         available-for-sale
Equity securities available-for-sale:
   Common stocks:
       Public utilities.....................          17.7      23.5      23.5          26.2      26.3      26.3
       Banks, trusts, and insurance companies         84.3      96.7      96.7         134.6     129.0     129.0
       Industrial and other.................         631.8     795.0     795.0         567.9     599.5     599.5
   Non -redeemable preferred stocks.........           2.5       2.5       2.5           7.6       -         -
                                                  --------  --------  --------      --------  --------  --------
         Total equity securities
         available-for-sale.................         736.3    $917.7     917.7         736.3    $754.8     754.8
                                                  --------  ========  --------      --------  ========  --------
Mortgage loans..............................         139.8               119.3                              43.8
                                                  --------            --------                          --------

Real estate:
   Investment properties....................           6.6                 3.0           6.3                 3.0
   Acquired in satisfaction of debt.........           0.2                 0.1           0.2                 0.1
                                                  --------            --------      --------            --------
         Total real estate..................           6.8                 3.1           6.5                 3.1
                                                  --------            --------      --------            --------
Policy loans................................         177.1               177.2         176.3               176.3
Other invested assets.......................         483.5               499.9         103.4               101.1
Short-term investments......................       3,724.5             3,724.5       5,036.1             5,036.1
- ------------------------------------------------------------------------------------------------------------------
         Total investments                       $34,653.4           $35,886.4     $27,689.5           $26,942.9
==================================================================================================================

                                                                                       SCHEDULE II

                                                CNA FINANCIAL CORPORATION
                                                     (PARENT COMPANY)
                                             CONDENSED FINANCIAL INFORMATION


FINANCIAL POSITION
- --------------------------------------------------------------------------------------------------------
DECEMBER 31                                                             1995                1994
(In millions of dollars)
- --------------------------------------------------------------------------------------------------------
ASSETS:
Investments in subsidiaries................................            $8,060.6           $4,082.1
Federal income taxes recoverable...........................               136.6               23.7
Deferred income taxes......................................               785.2            1,475.2
Notes Receivable from affiliate............................               205.0              ---
                                                                        -------            -------
Other......................................................                 7.9                3.8
                                                                        -------            -------
        Total assets.......................................             9,195.3            5,584.8
                                                                        -------            -------
LIABILITIES:
Debt.......................................................             2,222.4              896.4
Amounts due to affiliates..................................               190.3              112.0
Other......................................................                47.1               30.5
                                                                        -------            -------
        Total liabilities..................................             2,459.8            1,038.9
        Total stockholders' equity.........................             6,735.5            4,545.9
- --------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $9,195.3           $5,584.8
========================================================================================================

RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                         1995            1994           1993
(In millions of dollars)
- --------------------------------------------------------------------------------------------------------
REVENUES:
Equity in income of subsidiaries before income tax:
   Operating income (loss).................................   $923.5         $389.1         $(467.6)
   Realized investment gains (losses)......................    453.0         (256.8)          790.3
Net investment income......................................      9.0            0.3             1.7
Other......................................................     (1.2)          (3.7)           (3.5)
Realized investment gains (losses).........................      3.1            (.3)           12.7
                                                             -------        -------         -------
                                                             1,387.4          128.6           333.6
                                                             -------        -------         -------
EXPENSES:
Administrative and general expenses........................    219.7          193.1           198.9
Interest expense...........................................    125.3           69.6            41.3
                                                             -------        -------         -------
                                                               345.0          262.7           240.2
                                                                            -------         -------
       Income (loss) before income tax.....................  1,042.4         (134.1)           93.4
Income tax (expense) benefit...............................   (285.4)         170.6           174.1
- --------------------------------------------------------------------------------------------------------
       NET INCOME                                             $757.0         $ 36.5         $ 267.5
========================================================================================================
                                See accompanying Notes to Condensed Financial Information.

                                                                                          SCHEDULE II
                                                                                          (CONTINUED)

                                                CNA FINANCIAL CORPORATION
                                                     (PARENT COMPANY)
                                             CONDENSED FINANCIAL INFORMATION


CASH FLOW
- ------------------------------------------------------------------------------------------------------------
DECEMBER 31                                                          1995            1994           1993
(In millions of dollars)
- ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.................................................     $   757.0        $  36.5         $ 267.5
                                                                    --------         ------          ------
   Adjustments to reconcile net income to net cash
   used in operating activities:
       Equity in earnings of unconsolidated affiliates........     (1,200.7)         (98.0)         (349.5)
       Realized (gains) losses................................         (3.1)           0.3           (12.6)
       Changes in:
        Accrued investment income.............................          -              1.1            (0.1)
        Federal income taxes..................................       (112.9)           5.6            42.2
        Deferred income taxes.................................        173.2         (115.0)         (124.3)
        Other, net............................................         86.7          (23.6)          (17.7)
                                                                   --------         ------          ------
         TOTAL ADJUSTMENTS....................................     (1,056.8)        (229.6)         (462.0)
                                                                   --------         ------          ------
         NET CASH USED IN OPERATING ACTIVITIES................       (299.8)        (193.1)         (194.5)
                                                                   --------         ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of The Continental Corporation...................     (1,125.5)           -               -
   Other acquisition..........................................        (13.0)           -               -
   Purchase of fixed maturities...............................       (709.0)        (195.7)         (999.3)
   Proceeds from fixed maturities:
      Sales...................................................        501.2           19.6           984.5
      Maturities..............................................        200.6          192.4             -
   Net proceeds from the sale of equity securities............         (0.5)           4.0             -
   Change in short-term investments...........................          0.8            1.1            47.6
   Change in other investments................................         10.3            2.3            (4.2)
   Capital contribution to Continental Casualty Company.......          -              -            (475.0)
   Other......................................................         (3.3)          (1.0)            -
                                                                   --------         ------          ------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..     (1,138.4)          22.7          (446.4)
                                                                   --------         ------          ------

CASH FLOW
- ------------------------------------------------------------------------------------------------------------
DECEMBER 31                                                          1995            1994           1993
(In millions of dollars)
- ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to preferred shareholders...................         (7.3)          (4.5)           (4.0)
   Dividend from Continental Casualty Company.................        325.8          175.0           150.0
   Proceeds from issuance of long-term debt...................      1,325.0            -             494.9
   Loan to The Continental Corporation........................       (205.0)           -               -
                                                                   --------         ------          ------
         NET CASH PROVIDED BY FINANCING ACTIVITIES............      1,438.5          170.5           640.9
                                                                   --------         ------          ------
         NET INCREASE  IN CASH................................          0.3            0.1             -
Cash at beginning of year.....................................          0.1            -               -
- ------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR...........................................     $    0.4        $   0.1         $   -
============================================================================================================

Supplemental disclosures of cash flow information:
  Cash received (paid):
       Interest expense.......................................      $(169.5)       $ (70.5)        $ (34.9)
       Federal income taxes...................................        102.5           53.1           (54.2)
============================================================================================================

Supplemental disclosures of cash flow information relating to acquisitions:
Noncash  investing  activities  that are not  reflected in the Statement of Cash
Flows are listed below.
- --------------------------------------------------------------------------------
                                            The Continental
   December 31, 1995                          Corporation         Other
- --------------------------------------------------------------------------------

   Fair value of assets acquired.........      $ 15,258.5       $  13.0
   Liabilities assumed...................       (14,133.0)          -
                                                ----------       ------
       Cash paid.........................      $  1,125.5       $  13.0
================================================================================

           See accompanying Notes to Condensed Financial Information.


                                                                     SCHEDULE II
                                                                     (Continued)

                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION


                    NOTES TO CONDENSED FINANCIAL INFORMATION


a.       Debt:

- --------------------------------------------------------------------------------
DECEMBER 31                                                1995          1994
(In millions of dollars)
- --------------------------------------------------------------------------------
Long-term
   Acquisition debt:
       Credit Facility, due May 10, 2000                  $  825.0    $   --
       Commercial Paper (variable interest rates)            500.0        --
   Senior Notes:
       8 5/8%, due March 1, 1996*                             --         249.4
       8 7/8 %, due March 1, 1998                            149.2       148.8
       6 1/4%, due November 15, 2003                         248.2       248.1
   7 1/4%  Debenture, due November 15, 2023                  247.1       247.1
   1.0% Urban Development Action Grant, due May 7, 2019        3.0         3.0
                                                            ------      ------
              Total long-term debt                          1,972.5      896.4
Short-term debt*                                             249.9        --
- --------------------------------------------------------------------------------
         Total                                            $ 2,222.4   $  896.4
================================================================================
* Included in short-term debt in 1995.

     To finance the acquisition of Continental (including the refinancing of $205 million of Continental debt), CNA entered into a five-year $1.325 billion revolving credit facility involving 16 banks. The interest rate for the facility is based on the one, two, three, or six month London Interbank Offered Rate (LIBOR), plus 25 basis points. Additionally, there is a facility fee of 10 basis points annually. The average interest rate on the borrowings under the revolving credit facility at December 31, 1995 was 6.12%. Under the terms of the facility, CNA may prepay the debt without penalty.

     On August 10, 1995, to take advantage of favorable interest rates, CNA established a commercial paper program borrowing $500 million to replace a like amount of credit facility financing. The average interest rate on the commercial paper at December 31, 1995 was 6.05%. The commercial paper borrowings are classified as long-term as $500 million of the facility will support the commercial paper. Standard and Poor's and Moody's issued short-term debt ratings of A2 and P2, respectively, for CNA's commercial paper program.

     As of March 1, 1996, the outstanding loans under the revolving credit facility were $825 million. There was no unused borrowing capacity under the facility after the effects of the commercial paper program. CNA entered into interest rate swap agreements with several banks which terminate from May to December, 2000.

     CNA entered into interest rate swap agreements with several banks which terminate from May to December, 2000. The effect of these interest rate swaps was to increase interest expense by $2 million for the year ended December 31, 1995. See Notes D and F of the Consolidated Financial Statements for further discussion.

     The weighted average interest rate (interest and facility fees) on the acquisition debt, which includes the revolving credit facility, commercial paper, and the effect of the interest rate swaps, was 6.50% on December 31, 1995.

     An additional $500 million of securities and/or preferred stock remain available for issuance under the shelf registration statement.

b. CNA has reimbursed, or will reimburse, its subsidiaries for general management and administrative expenses, unallocated loss adjustment expenses and investment expense of $218.3 million, $194.3 million, and $193.1 million in 1995, 1994, and 1993, respectively.


c. CNA contributed $475 million in capital to Continental Casualty Company in 1993. There were no capital contributions by CNA in 1995, or 1994.


- --------------------------------------------------------------------------------

                                                                           SCHEDULE III

                            CNA FINANCIAL CORPORATION
                       SUPPLEMENTARY INSURANCE INFORMATION
- -----------------------------------------------------------------------------------------------
                                                        GROSS INSURANCE RESERVES
                                                  --------------------------------------
                                               CLAIM
                                DEFERRED        AND         FUTURE                    POLICY-
                               ACQUISITION     CLAIM        POLICY      UNEARNED     HOLDERS'
(In millions of dollars)          COSTS       EXPENSE      BENEFITS     PREMIUMS       FUNDS
- -----------------------------------------------------------------------------------------------
DECEMBER 31, 1995
   Property/Casualty
     Commercial............      $  701.9    $27,309.3     $   38.5     $ 3,607.0    $  162.6
     Personal..............         258.2      1,426.5        259.9         868.9          -
     Involuntary risks.....           8.6      2,308.5          -            73.5          -
   Life:
     Individual............         505.7        162.3      2,678.8          -           31.0
     Group.................          18.9        473.0        538.7          -          511.4
                                   ------     --------       ------        ------       -----
       CNA Insurance.......     $ 1,493.3     31,679.6    $ 3,515.9     $ 4,549.4    $  705.0
                                  =======                   =======       =======       =====
   Other and intercompany
     eliminations..........                      352.8
                                              --------
                                             $32,032.4
                                              ========
DECEMBER 31, 1994
   Property/Casualty:
     Commercial............      $  395.2    $18,920.3     $   28.5     $ 2,129.1     $  128.4
     Personal..............         197.1      1,042.4        199.0         559.9          -
     Involuntary risks.....           -        1,675.9          -             1.7          -
   Life:
     Individual............         427.3        145.2      2,414.9           -           31.7
     Group.................           6.8        439.4        407.4           -          472.4
                                   ------     --------       -------      -------        -----
       CNA Insurance.......     $ 1,026.4     22,223.2     $ 3,049.8    $ 2,690.7     $  632.5
                                  =======                    =======      =======        =====
   Other and intercompany
     eliminations..........                      341.6
                                              --------
                                             $22,564.8
                                              ========

                                                                          SCHEDULE III (CONT.)

                            CNA FINANCIAL CORPORATION
                       SUPPLEMENTARY INSURANCE INFORMATION
- -----------------------------------------------------------------------------------------------
                                                        GROSS INSURANCE RESERVES
                                                  --------------------------------------
                                               CLAIM
                                DEFERRED        AND         FUTURE                    POLICY-
                               ACQUISITION     CLAIM        POLICY      UNEARNED     HOLDERS'
(In millions of dollars)          COSTS       EXPENSE      BENEFITS     PREMIUMS       FUNDS
- -----------------------------------------------------------------------------------------------
DECEMBER 31, 1993
   Property/Casualty:
     Commercial............      $  371.9    $18,157.4     $   17.2     $ 2,001.2     $   23.5
     Personal..............         190.2      1,013.0        151.8         536.2          -
     Involuntary risks.....           -        1,641.6          -            18.6          -
   Life:
     Individual............         416.7        143.6      2,178.0           -           32.0
     Group.................           6.6        434.0        406.6           -          423.1
                                   ------     --------      -------       -------        -----
       CNA Insurance.......      $  985.4     21,389.6    $ 2,753.6     $ 2,556.0     $  478.6
                                  =======                   =======       =======        =====
   Other and intercompany
     eliminations..........                      280.6
                                              --------
                                             $21,670.2
                                              ========

                                                                         SCHEDULE III (CONT.)

                            CNA FINANCIAL CORPORATION
                       SUPPLEMENTARY INSURANCE INFORMATION
- ------------------------------ ------------ -------------------------------------------------------------------

                                                                        AMORTIZATION
                                                           INSURANCE         OF
                                   NET          NET       CLAIMS AND      DEFERRED       OTHER
                                 PREMIUM    INVESTMENT   POLICYHOLDERS'  ACQUISITION   OPERATING    PREMIUMS
(In millions of dollars)         REVENUE      INCOME       BENEFITS        COSTS       EXPENSES      WRITTEN
- ------------------------------ ------------ ------------ -------------- ------------- ------------ ------------
DECEMBER 31, 1995
   Property/Casualty
     Commercial............      $7,225.3     $ 1,463.1    $ 5,995.2      $ 1,494.8     $  915.3     $ 7,561.3
     Personal..............       1,214.8         132.4        891.6          271.4        228.5       1,254.3
     Involuntary risks.....         283.7         104.3        234.0           16.7        145.8         310.5
   Life:
     Individual............         529.8         214.6        506.8           70.5        134.3           -
     Group.................       2,502.6         154.6      2,340.1           (9.9)       275.6           -
                                 --------       -------      -------       --------      -------       -------
       CNA Insurance.......      11,756.2       2,069.0      9,967.7      $ 1,843.5      1,699.5    $  9,126.1
                                                                           ========                    =======
   Other and intercompany
     eliminations..........         (21.1)          7.6        (23.8)                      (19.7)
                                 --------       -------      -------                     -------
                                $11,735.1     $ 2,076.6    $ 9,943.9                   $ 1,679.8
                                 ========       =======      =======                     =======
DECEMBER 31, 1994
   Property/Casualty:
     Commercial............      $5,417.1     $ 1,050.8    $ 4,845.8      $ 1,099.2     $  512.3     $ 5,488.7
     Personal..............         965.7         101.5        833.2          229.6        164.1       1,037.3
     Involuntary risks.....         455.7          88.1        339.6            -          186.4         438.7
   Life:
     Individual............         402.0         172.2        392.2           46.7        109.6           -
     Group.................       2,276.2         138.4      2,092.9            2.0        260.6           -
                                 --------        ------      -------        -------      -------      --------
       CNA Insurance.......       9,516.7       1,551.0      8,503.7      $ 1,377.5      1,233.0    $ 6,964.7
                                                                            =======                   ========
   Other and intercompany
     eliminations..........         (42.3)          0.2        (42.5)                        2.4
                                  -------       -------      -------                      ------
                                 $9,474.4     $ 1,551.2    $ 8,461.2                   $ 1,235.4
                                  =======       =======      =======                     =======

                                                                         SCHEDULE III (CONT.)

                            CNA FINANCIAL CORPORATION
                       SUPPLEMENTARY INSURANCE INFORMATION
- ------------------------------ ------------ -------------------------------------------------------------------

                                                                        AMORTIZATION
                                                           INSURANCE         OF
                                   NET          NET       CLAIMS AND      DEFERRED       OTHER
                                 PREMIUM    INVESTMENT   POLICYHOLDERS'  ACQUISITION   OPERATING    PREMIUMS
(In millions of dollars)         REVENUE      INCOME       BENEFITS        COSTS       EXPENSES      WRITTEN
- ------------------------------ ------------ ------------ -------------- ------------- ------------ ------------
DECEMBER 31, 1993
   Property/Casualty:
     Commercial............      $4,964.0     $   896.6    $ 5,171.9       $  951.2     $  459.7     $ 5,030.9
     Personal..............         939.8          87.5        756.0          221.2        130.9         984.2
     Involuntary risks.....         371.2          75.7        336.3            -          191.5         367.2
   Life:
     Individual............         343.0         142.8        362.2           25.5         95.0           -
     Group.................       2,099.2         116.9      1,945.6            2.4        242.1           -
                                 --------        ------      -------        -------      -------       -------
       CNA Insurance.......       8,717.2       1,319.5      8,572.0      $ 1,200.3      1,119.2     $ 6,382.3
                                                                            =======                    =======
   Other and intercompany
     eliminations..........         (28.4)         (5.2)       (28.6)                        0.5
                                 --------       -------      -------                     -------
                                 $8,688.8     $ 1,314.3    $ 8,543.4                   $ 1,119.7
                                  =======       =======      =======                     =======

                                                                                                SCHEDULE V

                            CNA FINANCIAL CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

- ----------------------------------------------------------------------------------------------------------------
                                                 BALANCE                                              BALANCE
                                                    AT       CHARGED TO   CHARGED TO                    AT
                                                BEGINNING     COSTS AND      OTHER                    END OF
(In millions of dollars)                        OF PERIOD     EXPENSES      AMOUNTS    DEDUCTIONS     PERIOD
- ----------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
 Deducted from assets:
     Allowance for doubtful accounts:
       Insurance receivables.................    $ 127.5       $  39.0      $ 143.5*     $  21.3      $ 288.7
                                                  ======        ======       =======      ======       ======
YEAR ENDED DECEMBER 31, 1994
 Deducted from assets:
     Allowance for doubtful accounts:
       Insurance receivables.................    $ 117.3       $  18.6      $   -        $   8.4      $ 127.5
                                                  ======        ======       ======       ======       ======
YEAR ENDED DECEMBER 31, 1993
 Deducted from assets:
     Allowance for doubtful accounts:
       Insurance receivables.................    $ 110.4       $   9.2      $   -        $   2.3      $ 117.3
                                                  ======        ======       ======       ======       ======
- ----------------------------------------------------------------------------------------------------------------
       * Includes Continental allowance at acquisition.

                                                                                    SCHEDULE VI

                            CNA FINANCIAL CORPORATION
             SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY
                              INSURANCE OPERATIONS

- ------------------------------------------------------------------------------------------------------
                                                                      CONSOLIDATED PROPERTY/
                                                                         CASUALTY ENTITIES
                                                              ----------------------------------------
                                                                      YEAR ENDED DECEMBER 31
                                                              ----------------------------------------

(In millions of dollars)                                          1995          1994          1993
- -------------------------------------------------------------------------------------------------------
Deferred acquisition costs...............................      $   968.7     $   592.3     $   562.0


Reserves for unpaid claims and claim expenses............       31,044.3      21,638.6      20,812.0


Discount, if any, deducted above (based on interest
rates ranging from 3.5% to 7.5%).........................        2,426.9       1,951.3       1,886.5


Unearned premiums........................................        4,549.4       2,690.7       2,556.0


Earned premiums..........................................        8,723.8       6,838.5       6,275.0


Net investment income....................................        1,699.8       1,240.4       1,059.8


Claim and claim expenses related to current year.........        6,787.3       5,610.8       5,387.9


Claim and claim expenses related to prior years..........          121.8         (71.2)        590.0


Amortization of deferred acquisition costs...............        1,782.9       1,328.8       1,172.4


Paid claim and claim expenses............................        7,057.5       5,026.6       4,917.9


Premiums written.........................................        9,126.1       6,964.7       6,382.3
- -------------------------------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
CNA Financial Corporation


We have audited the consolidated financial statements of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 14, 1996, which report includes an explanatory paragraph as to a change in accounting for certain investments in debt and equity securities in 1993; such consolidated financial statements and report are included in the Company's 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of CNA Financial Corporation and subsidiaries listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


S/DELOITTE & TOUCHE LLP


Deloitte & Touche LLP
Chicago, Illinois
February 14, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CNA Financial Corporation

                  By                     S/LAURENCE A. TISCH
                        --------------------------------------------------------
                                           Laurence A. Tisch
                                        Chief Executive Officer
                                     (Principal Executive Officer)

                  By                      S/PETER E. JOKIEL
                        --------------------------------------------------------
                                            Peter E. Jokiel
                                       Senior Vice President and
                                        Chief Financial Officer

Date: March 29, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            SIGNATURE                             TITLE

    S/ANTOINETTE COOK BUSH             Director                |
- ----------------------------------                             |
      Antoinette Cook Bush                                     |
                                                               |
    S/DENNIS H. CHOOKASZIAN            Director                |
- ----------------------------------                             |
      Dennis H. Chookaszian                                    |
                                                               |
       S/PHILIP L. ENGEL               Director                |
- ----------------------------------                             |
         Philip L. Engel                                       |
                                                               |
       S/ROBERT P. GWINN               Director                |
- ----------------------------------                             |
         Robert P. Gwinn                                       |
                                                               |
       S/EDWARD J. NOHA                Chairman of the Board   |
- ----------------------------------         and Director        |
         Edward J. Noha                                        |
                                                               |
      S/JOSEPH ROSENBERG               Director                |
- ----------------------------------                             |
        Joseph Rosenberg                                       |
                                                               |- Dated:
      S/RICHARD L. THOMAS              Director                |  March 29, 1996
- ----------------------------------                             |
        Richard L. Thomas                                      |

            SIGNATURE                             TITLE


       S/JAMES S. TISCH                Director                |
- ----------------------------------                             |
         James S. Tisch                                        |
                                                               |
      S/LAURENCE A. TISCH              Chief Executive Officer |
- ----------------------------------        and Director         |
        Laurence A. Tisch                                      |
                                                               |
      S/PRESTON R. TISCH               Director                |
- ----------------------------------                             |
        Preston R. Tisch                                       |
                                                               |
        S/MARVIN ZONIS                 Director                |
- ----------------------------------                             |
          Marvin Zonis

                                                                                                   EXHIBIT 11.1

                            CNA FINANCIAL CORPORATION
                   COMPUTATION OF NET INCOME PER COMMON SHARE

- ---------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                          1995      1994       1993      1992       1991
(In millions of dollars, except per share data)
- ---------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding.......................      61.8      61.8       61.8      61.8       61.8
                                                                ====      ====       ====      ====       ====

Net income (loss) before cumulative effect of
  accounting changes......................................   $ 757.0   $  36.5    $ 267.5   $(662.5)   $ 612.5
Less preferred stock dividends............................       6.9       5.3        4.0       4.2        6.8
                                                              ------   -------     ------    ------     ------
   Net income (loss) before cumulative effect of
     accounting changes available to common stockholders..     750.1      31.2      263.5    (666.7)     605.7
Cumulative effect on prior years of changes in
  accounting principles...................................       -         -          -       331.9        -
                                                              ------    ------     ------    ------     ----
   Net income (loss) available to common stockholders.....   $ 750.1   $  31.2    $ 263.5   $(334.8)   $ 605.7
                                                              ======    ======     ======    ======      =====


Earnings per share:

Net income (loss) before cumulative effect of
  accounting changes......................................  $  12.14  $   0.51   $   4.26  $ (10.79)  $   9.80
Cumulative effect on prior years of changes
  in accounting principles................................      -         -          -         5.37       -
                                                              ------    ------     ------   -------       ----

   Net income (loss) available to common stockholders.....  $  12.14  $   0.51   $   4.26  $  (5.42)  $   9.80
                                                             =======   =======    =======   =======    =======
- ---------------------------------------------------------- -----------------------------------------------------


                                                                                                  EXHIBIT 12.1

                            CNA FINANCIAL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

- --------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                     1995       1994       1993        1992        1991
(In millions of dollars, except ratios)
- --------------------------------------------------------------------------------------------------------------
Income (loss) before income tax and cumulative
effect of accounting changes.........................  $1,042.4    $(134.0)     $93.5   $(1,374.9)     $555.9
Add:
   Interest expense..................................     182.3       70.5       36.3        36.7        38.3
   Interest element of operating lease rental........      46.7       19.1       18.2        17.6        17.6
                                                        -------      -----      -----    --------       -----
Income before income tax and cumulative effect of
     accounting changes, as adjusted.................  $1,271.4     $(44.4)    $148.0   $(1,320.6)     $611.8
                                                        =======      =====      =====    ========       =====


Fixed charges:
   Interest expense..................................    $182.3      $70.5      $36.3       $36.7       $38.3
   Interest element of operating lease rental........      46.7       19.1       18.2        17.6        17.6
                                                          -----       ----       ----        ----        ----
Fixed charges........................................    $229.0      $89.6      $54.5       $54.3       $55.9
                                                          =====       ====       ====        ====        ====


Ratio of earnings to fixed charges (1)...............       5.6       (0.5)       2.7       (24.3)       10.9
- --------------------------------------------------------------------------------------------------------------
(1)  For purposes of computing  this ratio,  earnings  consist of income  before income taxes and cumulative effect of accounting changes plus fixed charges of  consolidated  companies.  Fixed  charges  consist of interest  and that portion of operating lease rental expense which is deemed to be an interest factor for such rentals.

                                                                                            EXHIBIT 12.2

                            CNA FINANCIAL CORPORATION
                       COMPUTATION OF RATIO OF NET INCOME,
                          AS ADJUSTED, TO FIXED CHARGES

- ---------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                 1995       1994       1993        1992      1991
(In millions of dollars, except ratios)
- ---------------------------------------------------------------------------------------------------------
Net income (loss)................................    $ 757.0    $  36.5    $ 267.5   $ (330.5)   $ 612.5
Add:
   Interest expense, after tax...................      118.5       45.8       23.6       24.2       25.3
   Interest element of operating lease rental,
     after tax...................................       30.3       12.4       11.8       11.7       11.6
                                                       -----      -----      -----      -----      -----
Net income (loss), as adjusted...................    $ 905.8    $  94.7    $ 302.9   $ (294.6)   $ 649.4
                                                       =====      =====      =====      =====      =====


Fixed charges:
   Interest expense, after tax...................    $ 118.5    $  45.8    $  23.6    $  24.2    $  25.3
   Interest element of operating lease rental,
     after tax...................................       30.3       12.4       11.8       11.7       11.6
                                                       -----      -----      -----      -----      -----
Fixed charges....................................    $ 148.8    $  58.2    $  35.4    $  35.9    $  36.9
                                                      ======      =====      =====      =====      =====


Ratio of net income (loss), as adjusted,
  to fixed charges (1)...........................        6.1        1.6        8.6       (8.2)      17.6
- --------------------------------------------------------------------------------------------------------
(1)  For  purposes  of  computing  this ratio,  net income has been  adjusted to include fixed charges of consolidated  companies,  after tax. Fixed charges consist of interest  and that portion of  operating  lease  rental  expense which is deemed to be an interest factor for such rentals.

                                                                                EXHIBIT 21.1

                               SUBSIDIARIES OF CNA
                                                                          PLACE OF
COMPANY                                                                   INCORPORATION
- -------                                                                   -------------
1897 Corporation                                                          Delaware
1911 Corp. and 2 Subsidiaries                                             Delaware
AFCO Agent Service Corporation                                            Delaware
Agency Management Services, Inc. and 6 Subsidiaries                       Delaware
Alexsis, Inc. and 4 Subsidiaries                                          Maryland
American Casualty Company of Reading, Pennsylvania (ACCO)                 Pennsylvania
Bayside Management Company, Inc.                                          California
Bayside Reinsurance Company, Ltd.                                         Bermuda
Boston Old Colony Insurance Company                                       Massachusetts
California Central Trust Bank Corporation                                 California
CICAN I Investment Holding Company                                        Canada
CICAN II Investment Holding Company                                       Canada
Cinema Completions International, Inc.                                    Delaware
Claims Administration Corp.                                               Maryland
CNA (Bermuda) Services, Ltd.                                              Bermuda
CNA Automation, Inc.                                                      Illinois
CNA Casualty of California                                                California
CNA Casualty of Illinois                                                  Illinois
CNA Financial Corporation (CNA)                                           Delaware
CNA Management (International) Limited                                    Jersey Channel Islands
CNA Management Company Limited and 2 Subsidiaries                         United Kingdom
CNA Real Estate Services, Inc.                                            Illinois
CNA Realty Corp. and 1 Subsidiary                                         Delaware
CNA Reinsurance Company                                                   Illinois
CNA Risk Management Holding Company, Inc.                                 Illinois
CNA  Services, Incorporated                                               Illinois
CNA Structured Settlements, Inc.                                          Illinois
Collateral Holding Subsidiaries                                           Illinois
Columbia Casualty Company                                                 Illinois
Commercial Insurance Company of Newark, N.J.                              New Jersey
Continental Assurance Company (CAC)                                       Illinois
Continental Casualty Company (CCC)                                        Illinois
Continental Center Associates                                             New York
Continental Corporate Realty Services, Inc.                               New York
Continental Guaranty & Credit Corporation                                 New York
Continental Holding Corporation                                           Delaware
Continental Holdings Ltd.                                                 New South Wales
Continental Insurance (International Agencies) Australia Pty Limited      New South Wales
Continental International Insurance, Limited                              Puerto Rico
Continental Life (Europe) Limited                                         United Kingdom
Continental Life (International) Limited                                  Guemsey
Continental Lloyd's Insurance Company                                     Texas
Continental Loss Adjusting Services, Inc.                                 Illinois
Continental Maiden Lane, Inc.                                             Delaware
Continental Management Services, Ltd.                                     United Kingdom

                                                                       EXHIBIT 21.1 (CONT.)

                               SUBSIDIARIES OF CNA



Continental Pacific (Australia) Holding Limited                           Australia
Continental Pacific Insurance Company (Australia) Limited                 New South Wales
Continental Re Management, Inc.                                           New York
Continental Rehabilitation Resources, Inc.                                New Jersey
Continental Reinsurance Corporation                                       California
Continental Reinsurance Corporation International Limited                 Bermuda
Continental Reinsurance Corporation (U.K.) Limited                        United Kingdom
Continental Reinsurance Management Company Limited                        United Kingdom
Continental Reinsurance Management Holding Company Limited                United Kingdom
Continental Risk Services, Ltd.                                           Bermuda
Continental Risk Services (Barbados) Ltd.                                 Barbados
Continental Service Plan, Inc.                                            New Jersey
Continental Solution, Inc.                                                Illinois
Continental Subsidiary Corporation                                        Delaware
Continental Vision Financial Services, Inc.                               Delaware
Convida Holdings Ltd and 1 Subsidiary                                     Bahamas
CPI Pension Services Inc.                                                 California
Ctek, Inc.                                                                New Jersey
Davies & Company Pty., Ltd.                                               Australia
East River Indemnity Company (Barbados), Ltd.                             Barbados
East River Insurance Company Ltd.                                         West Indies
East River Insurance Company (Bermuda), Ltd.                              Bermuda
Firemen's Insurance Company of Newark, New Jersey                         New Jersey
First Benefit Services, Inc.                                              California
First Fire & Casualty Insurance Company of Hawaii, Inc.                   Hawaii
First Indemnity Insurance of Hawaii,  Inc.                                Hawaii
First Insurance Company of Hawaii, Ltd.                                   Hawaii
Foundation Insurance Agency, Inc.                                         New Jersey
Galway Insurance Company                                                  California
Global Management Consultants, Inc.                                       New Jersey
Hull & Cargo Surveyors, Inc.                                              New York
Hull & Cargo Surveyors, Inc. (Canada)                                     British Columbia
IDBI Managers, Inc.                                                       New York
Kansas City Fire and Marine Insurance Company                             Missouri
Larwin Developments, Inc.                                                 California
LCI Finance Limited                                                       United Kingdom
Lombard Continental Insurance Holdings Limited                            United Kingdom
Marine Office of America Corporation                                      New York
Marine Office of America Corporation (Canada)                             Ontario
Marine Office of America (Deutschland) GmbH                               Germany
Marine Office of America Corporation Italia, Spa                          Italy
Marine Office of America Corporation (U.K.) Ltd.                          United Kingdom
Master Capital Corporation                                                Delaware
National Fire Insurance Company of Hartford (NFI)                         Connecticut
National-Ben Franklin Insurance Company of Illinois                       Illinois
Niagara Fire Insurance Company                                            Delaware
North Pearl Management, Inc.                                              Texas
Pacific Insurance Company                                                 California
Pacific Underwriters, Inc.                                                Texas
Pension/Profit Sharing Systems, Inc.                                      California
Settlement Options, Inc.                                                  New Jersey
TCC Acquisition Corp.                                                     Delaware

                                                                  EXHIBIT 21.1 (CONT.)

                               SUBSIDIARIES OF CNA


TCC Holdings, Inc.                                                        Delaware
TCC Properties, Inc.                                                      New York
The Buckeye Union Insurance Company                                       Ohio
The Continental Corporation (CIC)                                         New York
The Continental Insurance Company                                         New Hampshire
The Continental Insurance Company of New Jersey                           New Jersey
The Continental Insurance Company (Europe) Limited                        United Kingdom
The Continental Insurance Company of Puerto Rico                          Puerto Rico
The Continental Insurance Holdings (Europe) Limited                       United Kingdom
The CPI Group, Inc.                                                       Delaware
The Fidelity and Casualty Company of New York                             New Hampshire
The Glens Falls Insurance Company                                         Delaware
The Hong Kong Fire Insurance Company, Ltd                                 Hong Kong
The Maiden Lane Syndicate Inc.                                            New York
The Mayflower Insurance Company, Ltd.                                     Indiana
The South Place Syndicate Inc.                                            New York
Transcontinental Insurance Company                                        New York
Transcontinental Technical Services, Inc. (ServCo)                        Illinois
Transportation Insurance Company                                          Illinois
UAM Limited                                                               United Kingdom
United States P & I Agency, Inc.                                          New York
Valley Forge Insurance Company                                            Pennsylvania
Valley Forge Life Insurance Company                                       Pennsylvania
Viaticus, Inc.                                                            Delaware
Western National Warranty Corporation                                     Arizona
Zeuxis Corp. VIII                                                         Delaware

                                                                    EXHIBIT 23.1

                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-50753 of CNA Financial Corporation and subsidiaries on Form S-3 of our report dated February 14, 1996, appearing in and incorporated by reference in the Annual Report on Form 10-K of CNA Financial Corporation and subsidiaries for the year ended December 31, 1995.


S/DELOITTE & TOUCHE LLP



Deloitte & Touche LLP
Chicago, Illinois
March 29, 1996

                                                                    EXHIBIT 28.1

                    PROPERTY/CASUALTY RESERVE RECONCILIATION-
           STATUTORY BASIS TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES


A reconciliation of property/casualty reserves as shown in CNA's property/casualty insurance subsidiaries 1995 annual statutory statements Schedule P to reserves for unpaid claims and claim expenses, as shown in the Annual Report on Form 10-K follows. Statutory claim and claim expense reserves are presented net of ceded reinsurance. Under generally accepted accounting principles such reserves are recorded "gross" of reinsurance with corresponding ceded reinsurance recoverables recorded as assets.

- ------------------------------------------------------------------------------------------------------
PROPERTY/CASUALTY RESERVE RECONCILIATION
STATUTORY BASIS TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
DECEMBER 31                                                                                     1995
(In millions of dollars)
- ------------------------------------------------------------------------------------------------------
Total claims and claim expenses per Schedule P (net of reinsurance)...................        $24,047
Non-domestic affiliates...............................................................            908
Ceded claims and claim expenses.......................................................          6,089
- ------------------------------------------------------------------------------------------------------
       Reserve for claims and claim expenses--generally accepted accounting principles        $31,044
======================================================================================================