Form 10-Q
period 1996-03-31
CNA FINANCIAL CORP
filed 1996-05-15
CIK 21175

- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996     COMMISSION FILE NUMBER 1-5823

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                                      OUTSTANDING AT MAY 1, 1996
- - ------------------------------                       ---------------------------
Common Stock, Par value $2.50                                  61,798,262

- - --------------------------------------------------------------------------------


                                Page (1) of (31)

                            CNA FINANCIAL CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION                                    PAGE NO.
- - -------   ---------------------                                    --------
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEET
     MARCH 31, 1996 (Unaudited) and DECEMBER 31, 1995..........       3

   STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
     FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995........       4

   STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (Unaudited)
     FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995........       5

   STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
     FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995........       6

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS (Unaudited) MARCH 31, 1996.....................       7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.................................       18


PART II.  OTHER INFORMATION
- - --------  -----------------
ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K................       28

SIGNATURES.....................................................       29

EXHIBIT 11     COMPUTATION OF NET INCOME PER COMMON SHARE......       30

EXHIBIT 27     FINANCIAL DATA SCHEDULE.........................       31


                                      (2)


                            CNA FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET


- - ----------------------------------------------------------------------------------------------------------------------
                                                                                          MARCH 31    DECEMBER 31
                                                                                            1996         1995
(In millions of dollars)                                                                 (Unaudited)
- - ---------------------------------------------------------------------------------------------------------------------

ASSETS
     Investments:
         Fixed maturities available for sale (cost: $28,745.7 and $29,385.4) ............$ 28,916.2  $   30,444.7
         Equity securities available for sale (cost: $759.9 and $736.3)..................     962.1         917.7
         Mortgage loans and real estate (less accumulated depreciation: $3.6 and $3.6)...     116.2         122.4
         Policy loans....................................................................     176.6         177.2
         Other invested assets...........................................................     314.2         499.9
         Short-term investments..........................................................   5,858.3       3,724.5
                                                                                          ---------     ----------
              TOTAL INVESTMENTS..........................................................   36,343.6     35,886.4
    Cash.................................................................................      387.5        221.6
    Insurance receivables:
         Reinsurance receivables ........................................................    7,058.0      7,169.1
         Other insurance receivables.....................................................    5,950.0      5,302.4
         Less allowance for doubtful accounts............................................     (282.1)      (288.7)
    Deferred acquisition costs...........................................................    1,575.5      1,493.3
    Accrued investment income............................................................      624.3        545.4
    Receivables for securities sold......................................................      642.2        185.2
    Federal income taxes recoverable (includes $153.0 due from Loews) ...................        -          132.7
    Deferred income taxes................................................................    1,554.6      1,254.9
    Property and equipment at cost (less accumulated depreciation: $342.9 and $313.7)....      615.9        584.7
    Prepaid reinsurance premiums.........................................................      506.8        495.4
    Intangibles..........................................................................      451.0        456.3
    Other assets.........................................................................      842.2        595.0
    Separate Account business............................................................    5,643.7      5,868.1
- - ------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                                  $  61,913.2   $ 59,901.8
==================================================================================================================

                            CNA FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET - cont.


- - ----------------------------------------------------------------------------------------------------------------------
                                                                                          MARCH 31    DECEMBER 31
                                                                                            1996         1995
(In millions of dollars)                                                                 (Unaudited)
- - ---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Insurance reserves:
         Claim and claim expense.........................................................$  31,713.6   $ 32,032.4
         Unearned premiums...............................................................    4,823.1      4,549.4
         Future policy benefits..........................................................    3,658.8      3,515.9
         Policyholders' funds............................................................      738.4        705.0
    Securities sold under repurchase agreements..........................................    2,243.5        774.1
    Payables for securities purchased....................................................      772.1        163.3
    Participating policyholders' equity..................................................      124.5        140.1
    Short-term debt......................................................................        5.2        257.6
    Long-term debt.......................................................................    2,774.6      2,767.9
    Federal income taxes payable (includes $59.6  due to Loews)..........................       80.6          -
    Other liabilities....................................................................    2,870.9      2,392.5
    Separate Account business............................................................    5,643.7      5,868.1
                                                                                          ----------    ----------
            TOTAL LIABILITIES............................................................   55,449.0     53,166.3
                                                                                          ---------     ----------
Commitments and contingent liabilities Stockholders' equity:
    Common stock ($2.50 par value; Authorized - 200,000,000 shares
        Issued - 61,841,969 shares)......................................................      154.6        154.6
    Preferred stock......................................................................      150.0        150.0
    Additional paid-in capital...........................................................      434.7        434.7
    Retained earnings....................................................................    5,393.3      5,065.6
    Net unrealized investment gains .....................................................      334.1        933.1
    Treasury stock, at cost..............................................................       (2.5)        (2.5)
                                                                                          ---------     ----------
            TOTAL STOCKHOLDERS' EQUITY...................................................     6,464.2     6,735.5
- - ------------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  61,913.2   $ 59,901.8
==================================================================================================================
                          See accompanying Notes to Condensed Consolidated Financial Statements.

                                       (3)



                            CNA FINANCIAL CORPORATION

                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (Unaudited)


- - --------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                              1996         1995 *
(In millions of dollars, except per share data)
- - --------------------------------------------------------------------------------------------------------------
Revenues:
  Premiums......................................................................   $   3,293.1   $  2,516.0
  Net investment income.........................................................         577.5        430.9
  Realized investment gains ....................................................         305.2         35.8
  Other.........................................................................         139.6         70.1
                                                                                      --------      -------
                                                                                       4,315.4      3,052.8
                                                                                      --------      -------
Benefits and expenses:
  Insurance claims and policyholders' benefits..................................       2,786.9      2,155.7
  Amortization of deferred acquisition costs....................................         527.6        361.0
  Other operating expenses......................................................         458.7        316.3
  Interest expense..............................................................          59.8         17.7
                                                                                       -------      -------
                                                                                       3,833.0      2,850.7
                                                                                       -------      -------
    Income before income tax....................................................         482.4        202.1
Income tax expense .............................................................        (153.1)       (49.3)
                                                                                       -------      -------
    Net income .................................................................   $     329.3   $    152.8
===========================================================================================================

EARNINGS PER SHARE
Net income .....................................................................   $       5.30  $     2.44
                                                                                         =======    =======

Weighted average outstanding shares of
common stock (in millions of shares)............................................          61.8        61.8
===========================================================================================================
     See accompanying Notes to Condensed Consolidated Financial Statements.

* Excludes the results of The Continental Corporation

                                       (4)

                           CNA FINANCIAL CORPORATION

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                   (Unaudited)

- - ------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                         NET
                                            ADDITIONAL                UNREALIZED
                                 CAPITAL     PAID IN     RETAINED   INVESTMENT GAINS   TOTAL
                                  STOCK      CAPITAL     EARNINGS     (LOSSES)
(In millions of dollars)
- - ------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994        $ 302.1  $ 434.7    $ 4,315.5       $ (506.4)        $ 4,545.9
  Net income..................        -        -          152.8             -             152.8
  Unrealized investment gains.        -        -            -            434.7            434.7
  Preferred dividends.........        -        -           (1.8)            -              (1.8)
- - ------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995           $ 302.1  $ 434.7    $ 4,466.5       $  (71.7)        $ 5,131.6
================================================================================================

BALANCE, DECEMBER 31, 1995        $ 302.1  $ 434.7    $ 5,065.6       $  933.1         $ 6,735.5
  Net income.....................     -        -          329.3             -             329.3
  Unrealized investment (losses).     -        -             -          (599.0)          (599.0)
  Preferred dividends............     -        -           (1.6)            -              (1.6)
- - ------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996           $ 302.1  $ 434.7    $ 5,393.3       $  334.1         $ 6,464.2
================================================================================================
     See accompanying Notes to Condensed Consolidated Financial Statements.

                                       (5)

                            CNA FINANCIAL CORPORATION

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

- - --------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                            1996           1995
(In millions of dollars)
- - -------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................................... $      329.3   $       152.8
                                                                                 ------------   -------------
 Adjustments to reconcile net income to net cash flows from operating activities:
    Realized investment gains, pre-tax .........................................       (305.2)          (35.8)
    Participating policyholders' interest.......................................          3.2            (2.0)
    Amortization of intangibles.................................................          6.5             0.7
    Amortization of bond discount...............................................        (32.0)          (37.0)
    Depreciation................................................................         36.6            18.3
    Changes in:
       Reinsurance and other insurance receivables, net.........................       (543.1)         (108.6)
       Prepaid reinsurance premiums.............................................        (11.4)           14.5
       Deferred acquisition costs...............................................        (82.2)          (28.3)
       Accrued investment income................................................        (78.9)          137.4
       Insurance reserves.......................................................        137.0           185.7
       Federal income taxes.....................................................        213.3           (12.4)
       Deferred income taxes....................................................         11.8            28.4
       Reinsurance payables.....................................................         (9.2)           68.8
       Other, net...............................................................        177.8           178.4
                                                                                   ----------      ----------
               Total adjustments ...............................................       (475.8)          408.1
                                                                                   ----------      ----------
               NET CASH FLOWS FROM OPERATING ACTIVITIES ........................       (146.5)          560.9
                                                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed maturities................................................    (10,460.3)       (5,285.9)
   Proceeds from fixed maturities:
     Sales......................................................................     10,726.2         5,807.2
     Maturities, calls and redemptions..........................................        698.4         1,079.7
   Purchases of equity securities...............................................       (168.1)         (219.3)
   Proceeds from sale of equity securities......................................        213.6           247.7
   Change in short-term investments.............................................     (2,105.1)       (2,497.6)
   Purchases of property and equipment .........................................        (43.0)          (18.7)
   Change in securities sold under repurchase agreements........................      1,469.4           346.4
   Change in other investments..................................................        260.4           (43.1)
   Other, net...................................................................        (25.9)           (0.3)
                                                                                   ----------      -----------
               NET CASH FLOWS FROM INVESTING ACTIVITIES ........................        565.6          (583.9)
                                                                                   ----------      -----------

                            CNA FINANCIAL CORPORATION

                      STATEMENT OF CONSOLIDATED CASH FLOWS - cont.
                                   (Unaudited)
- - --------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                            1996           1995
(In millions of dollars)
- - -------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to preferred shareholders.....................................         (1.6)           (1.9)
   Receipts from investment contracts credited to policyholder account balances.          3.0             9.9
   Return of policyholder account balances on investment contracts..............         (8.9)           (9.3)
   Change in short-term debt....................................................       (252.4)             -
   Principal payments on long-term debt.........................................         (0.8)           (0.8)
   Proceeds from issuance of long-term debt.....................................          7.5              -
                                                                                   ----------      -----------
               NET CASH FLOWS FROM  FINANCING ACTIVITIES........................       (253.2)           (2.1)
                                                                                   ----------      -----------
                       Net cash flows...........................................        165.9           (25.1)
Cash at beginning of period.....................................................        221.6           147.6
==============================================================================================================
CASH AT END OF PERIOD                                                            $      387.5   $       122.5
==============================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid:
   Interest expense............................................................. $     (38.2)  $       (17.7)
   Federal income taxes.........................................................       (78.6)          (31.9)
==============================================================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                       (6)

                            CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE A.  Basis of Presentation:

         The Condensed Consolidated Financial Statements (Unaudited) include CNA Financial Corporation (CNA or the Company) and its operating subsidiaries which consist of property/casualty insurance companies (principally Continental Casualty Company and Continental Insurance Company) and life insurance companies (principally Continental Assurance Company). Loews Corporation (Loews) owns approximately 84% of the outstanding common stock of CNA.

         CNA is a multiple-line insurer underwriting property and casualty coverages; life, accident and health insurance; fidelity and surety products; excess and surplus lines; reinsurance; and pension and annuity business. CNA serves a wide spectrum of insureds, including individuals; small, medium and large businesses; associations; professionals and groups.

         CNA reached an agreement in late 1994 to acquire The Continental Corporation (Continental) through a cash merger for approximately $1.1 billion. The merger was completed on May 10, 1995.

         Results of operations for the three-month period ended March 31, 1996 include the operations of Continental. Results of operations for the three-months ended March 31, 1995 reflect historical results of CNA and do not include earnings related to the acquisition of Continental (See Note B).

         The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in CNA's Annual Report to Shareholders (incorporated by reference in Form 10-K) for the year ended December 31, 1995, filed with the Commission on March 29, 1996 and the information shown below.

         The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles. Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 1996. All significant intercompany amounts have been eliminated.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of CNA's management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial position, results of operations and cash flows in the accompanying condensed consolidated financial statements.

NOTE B.  Acquisition of Continental:

         On December 6, 1994, CNA entered into a merger agreement providing for the payment of approximately $1.1 billion to holders of Continental common stock. To finance the acquisition, CNA entered into a five year revolving credit facility (see Note F). The merger was consummated on May 10, 1995.

         The acquisition of Continental has been accounted for as a purchase; therefore, Continental's operations are included in the Condensed Consolidated Financial Statements since May 10, 1996. The purchase of Continental reflects goodwill of approximately $366 million before amortization. Goodwill will be

                                      (7)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


amortized over twenty years at an annual charge to income of $18 million. Evaluation and appraisal of the net assets is continuing and allocation of the purchase price may be adjusted.

         The unaudited pro forma condensed results of operations presented below assume the Continental acquisition had occurred at the beginning of the period presented:

|--------------------------------------------------------------|
| PRO FORMA                                                    |
| THREE MONTHS ENDED MARCH 31                         1995     |
| (In millions of dollars, except per share data)              |
|--------------------------------------------------------------|
| Revenues                                           $4,120.4  |
|                                                    ========  |
|                                                              |
| Realized investment gains included in revenue         128.7  |
|                                                    ========  |
|                                                              |
| Income  before income tax                             270.6  |
| Income tax expense                                    (91.0) |
|                                                    --------  |
| Net income from continuing operations              $  179.6  |
|                                                    ========  |
|                                                              |
| Net income per share                                $  2.88  |
|                                                    ========  |
|                                                              |
|--------------------------------------------------------------|

         The  unaudited  pro  forma  condensed  financial   information  is  not
necessarily indicative either of the results of operations that would have occurred had this transaction been consummated at the beginning of the period presented or of future operations of the combined companies.

        Certain discontinued operations were acquired as part of the Continental merger; and therefore, are included in results of operations for the three-month period ended March 31, 1996. Operating results of the discontinued operations were as follows:

|---------------------------------------------------------------------|
|THREE MONTHS ENDED MARCH 31                                   1996   |
|(In millions of dollars)                                             |
|---------------------------------------------------------------------|
|                                                                     |
|Revenues                                                    $ 16.5   |
|Expenses                                                      16.5   |
|                                                              ----   |
|   Income before income taxes                                  -     |
|Income Taxes                                                   -     |
|                                                              ----   |
|   Income from discontinued operations                      $  -     |
|                                                              ====   |
|                                                                     |
|---------------------------------------------------------------------|

         Net assets of discontinued insurance operations at March 31, 1996 were included in "Other Assets", net of intercompany eliminations, and were as follows:

|---------------------------------------------------------------------|
|MARCH 31                                                       1996  |
|(In millions of dollars)                                             |
|---------------------------------------------------------------------|
|                                                                     |
|ASSETS:                                                              |
|Cash and investments                                     $   774.5   |
|Reinsurance receivables and other assets                     491.0   |
|                                                           -------   |
|                                                           1,265.5   |
|                                                           --------  |
|LIABILITIES:                                                         |
|Claim and claim expenses                                     902.6   |
|Other liabilities                                            236.4   |
|                                                           -------   |
|                                                           1,139.0   |
|                                                           -------   |
|   Net assets                                            $   126.5   |
|                                                           =======   |
|                                                                     |
|---------------------------------------------------------------------|

                                      (8)

                         CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


NOTE C.  Restricted Investments:

         On December 30, 1993, CNA deposited $986.8 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note E below. At March 31, 1996, the escrow account amounted to $1.05 billion.
The funds are included in short-term investments and are invested in U. S. Treasury securities. The escrow account is the prefunding mechanism to the trust fund for future claimants.

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

         The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in its states of domiciles, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. At March 31, 1996, such collateral totaled approximately $1.1 billion. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, at March 31, 1996, was approximately $435 million with Lloyd's of London.

|---------------------------------------------------------------------------------------|
|QUARTER ENDED MARCH 31                          EARNED PREMIUMS                ASSUMED/|
|                            ------------------------------------------------           |
|                                                                                NET    |
|(In millions of dollars)       DIRECT     ASSUMED     CEDED         NET          %     |
|---------------------------------------------------------------------------------------|
|                                                                                       |
|1996                                                                                   |
|     Life                    $     144.3   $    26.9    $   4.4   $    166.8    16.1  %|
|     Accident and health           832.3        44.8       28.7        848.4     5.3   |
|     Property and casualty       2,205.7       414.7      342.5      2,277.9    18.2   |
|---------------------------------------------------------------------------------------|
|          TOTAL PREMIUMS      $  3,182.3   $   486.4    $ 375.6   $  3,293.1    14.8   |
|=======================================================================================|
|                                                                                       |
|1995                                                                                   |
|     Life                    $     152.4   $    27.3    $   4.6   $    175.1    15.6  %|
|     Accident and health           710.7        38.2       15.7        733.2     5.2   |
|     Property and casualty       1,454.0       297.7      144.0      1,607.7    18.5   |
|---------------------------------------------------------------------------------------|
|          TOTAL  PREMIUMS     $  2,317.1   $   363.2    $ 164.3   $  2,516.0    14.4   |
|=======================================================================================|

      In the table above, life premium income is from long duration contracts, property/casualty earned premium is from short duration contracts, and approximately three quarters of accident and health earned premiums are from short duration contracts.

         Insurance claims and policyholders' benefits are net of reinsurance recoveries of $478.5 million and $73.5 million for the period ending March 31, 1996 and March 31, 1995, respectively.


                                      (9)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E.  Legal Proceedings and Contingent Liabilities:

         The following information updates legal proceedings and contingent liabilities reported in Notes J and K of the Notes to the Consolidated Financial Statements in the 1995 Annual Report to Shareholders.

Fibreboard Litigation

         CNA's primary property/casualty subsidiary, Continental Casualty Company ("Casualty"), is party to litigation with Fibreboard Corporation
("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as Settling Parties) have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard, which is subject to court approval. Casualty, Fibreboard and Pacific Indemnity have also reached an agreement, (the "Trilateral Agreement") which is subject to court approval, on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval or is subsequently successfully attacked. The implementation of the Global Settlement or the Trilateral Agreement would have the effect of settling Casualty's litigation with Fibreboard.

         On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. The last briefs have been filed with the United States Fifth Circuit Court of Appeals in New Orleans on December 18, 1995, and the Court heard oral arguments on March 5 and 6, 1996. Decisions regarding these appeals are possible by the third quarter of 1996.



Coverage Litigation

         Between 1928 and 1971, Fibreboard manufactured insulation products containing asbestos. Since the 1970's, thousands of claims have been filed against Fibreboard by individuals claiming bodily injury as a result of asbestos exposure.

         Casualty insured Fibreboard under a comprehensive general liability policy between May 4, 1957 and March 15, 1959. Fibreboard disputed the coverage positions taken by its insurers and, in 1979, Fireman's Fund, another of Fibreboard's insurers, brought suit with respect to coverage for defense and indemnity costs. In January 1990, the San Francisco Superior Court (Judicial Council Coordination Proceeding 1072) rendered a decision against the insurers including Casualty and Pacific Indemnity. The court held that the insurers owed a duty to defend and indemnify Fibreboard for certain of the asbestos-related bodily injury claims asserted against Fibreboard (in the case of Casualty, for all claims involving exposure to Fibreboard's asbestos products if there was exposure to asbestos at any time prior to 1959 including years prior to 1957, regardless of when the claims were asserted or injuries manifested) and, although the policies had a $500,000 per person limit and a $1,000,000 per occurrence limit, they contained no aggregate limit of liability in relation to such claims. The judgment was appealed.

         The Court of Appeal entered an opinion on November 15, 1993, as modified on December 13, 1993. On January 27, 1994, the California Supreme Court granted a Petition for Review filed by several insurers, including Casualty, of, among other things, the trigger and scope of coverage issues. The order granting review had no effect on the Court of Appeal's order severing the issues unique to Casualty and Pacific Indemnity. On October 19, 1995 the California Supreme Court transferred the case back to the Court of Appeal with directions to vacate its decision and reconsider the case in light of the Supreme Court's decision in Montrose Chemical Corp. v. Admiral Ins. Co. (1995) 10 Cal.4th 645, where the
- - --------------------------------------------

                                      (10)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


Court adopted a continuous trigger in litigation over the duty to defend bodily injury and property damage due to exposure to D.D.T. On April 30, 1996, the Court of Appeal issued its revised opinion which essentially reaffirmed its previous decision. Casualty anticipates seeking review of the Court's decision. A Petition for review to the California Superior Court concerning the April 30 decision is due by June 10, 1996. The Court of Appeal withheld its ruling on the issues discrete to Casualty and Pacific Indemnity pending final court approval of either the Global Settlement or the Trilateral Agreement described below. Casualty cannot predict the time frame within which the issues before the California Courts will finally be resolved. Review of issues such as trigger of coverage and scope of coverage is being sought notwithstanding the pending proceedings to approve the Global and Trilateral Agreements. If neither the Global Settlement nor the Trilateral Agreement is finally approved, it is anticipated that Casualty and Pacific Indemnity will resume the coverage appeal process of the issues discrete to them. Casualty's appeal of the coverage judgment raises many legal issues. Key issues on appeal or for which review is sought under the policy are trigger of coverage, scope of coverage, dual coverage requirements and number of occurrences:

o The trial court adopted a continuous trigger of coverage theory under which all insurance policies in effect at any time from first exposure to asbestos until the date of the claim filing or death are triggered. The Court of Appeal endorsed the continuous trigger theory, but modified the ruling to provide that policies are triggered by a claimant's first exposure to the policyholder's products, as opposed to the first exposure to any asbestos product. Therefore, an insurance policy is not triggered if a claimant's first exposure to the policyholder's product took place after the policy period. The court, however, placed the burden on the insurer to prove the claimant was not exposed to its policyholder's product before or during the policy period. Casualty's position is that its 1957-59 policy is not triggered under California law, since, among other reasons, there were no findings that health claimants had the actual illnesses for which they later sued. Moreover, Casualty's position is that placing the burden on the insurer is contrary to California law.

o The scope of coverage decision imposed a form of "joint and several" liability that makes each triggered policy liable in whole for each covered claim, regardless of the length of the period the policy was in effect. This decision was affirmed by the Court of Appeal. Casualty's position is that liability for asbestos claims should be shared not jointly, but severally and on a pro rata basis between the insurers and insured. Under this theory, Casualty would only be liable for that proportion of the bodily injury that occurred during the 22-month period its policy was in force.

o Casualty maintains that both the occurrence and the injury resulting therefrom must happen during the policy period for the policy to be triggered. Consequently, if the courts ultimately hold that the occurrence is exposure to asbestos, Casualty's position is that coverage under the Casualty policy is restricted to those who actually inhaled Fibreboard asbestos fibers and suffered injury from May 4, 1957 to March 15, 1959. The Court of Appeal withheld ruling on this issue, as noted above.

o Casualty's policy had a $1 million per occurrence limit. Casualty contends the number of occurrences under California law must be determined by the general cause of the injuries, not the number of claimants, and that the cause of the injury was the continuous manufacture and sale of the product. Because the manufacture and sale proceeded from two locations, Casualty maintains that there were only two occurrences and thus only $2 million of coverage under the policy. However, the per occurrence limit was interpreted by the trial court to mean that each claim submitted by each individual constituted a separate occurrence. The Court of Appeal withheld ruling on this issue, as noted above.

         Even if Casualty were successful on appeal on the dual coverage requirements or the number of occurrences and were thereby to limit its liability, if the final decision in the coverage case affirms the trial court's

                                      (11)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


decision on the existence of the Pacific Indemnity policy, then Casualty would still have obligations under the Casualty and Pacific Indemnity Agreement described below.

         Under various reinsurance agreements, Casualty has asserted a right to reimbursement for a portion of its potential exposure to Fibreboard. Casualty's principal reinsurers have disputed Casualty's right to reimbursement and have taken the position that any claim by Casualty is subject to arbitration under provisions in the reinsurance agreement. A Federal court has ruled that the dispute must be resolved by arbitration. There can be no assurance that Casualty will be successful in obtaining a significant recovery under its reinsurance agreements.

         Through March 31, 1996, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 138,500 claims, subject to resolution of the coverage issues, for an estimated settlement amount of approximately $1.62 billion plus any applicable interest. If neither the Global Settlement nor the Trilateral Agreement receives final court approval, Casualty's obligation to pay under these settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, may total as much as approximately $785 million (without interest), of which approximately $589 million was paid through March 31, 1996. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

         Casualty will continue to pursue its appeals in the coverage litigation and all other litigation involving Fibreboard if neither the Global Settlement nor the Trilateral Agreement can be implemented.

Global Settlement

         On April 9, 1993, Casualty and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

         On August 27, 1993, Casualty, Pacific Indemnity, Fibreboard and a negotiating committee of asbestos claimant attorneys reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1.525 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. As indicated hereinabove, the Global Settlement approval has been appealed and oral arguments were heard on March 5 and March 6, 1996. As noted below, there is limited precedent with settlements which determine the rights of future claimants to seek relief.

         Subsequent to the announcement of the agreement in principle, Casualty, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement subject to court approval which would among other things, settle the coverage case in the event the Global Settlement approval by the trial court is not upheld on appeal. In such case, Casualty and Pacific Indemnity would contribute to a settlement fund an aggregate of $2 billion, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities for claims settled before August 23, 1993. Casualty's share of such fund would be $1.44 billion reduced by a portion of an additional payment of $635 million which Pacific Indemnity has agreed to pay for claims either filed or settled before August 27, 1993. Casualty has agreed that if either the Global Settlement or the Trilateral Agreement is finally approved, it will assume responsibility for the claims that had been settled before August 27, 1993. A portion of the additional $635 million to be contributed by Pacific Indemnity would be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Casualty would be released by

                                      (12)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Casualty, including but not limited to liability for asbestos-related claims against Fibreboard. As noted above,the Trilateral Agreement approval by the trial court has also been appealed as noted hereinabove and oral arguments were heard on March 5 and March 6, 1996.

         Casualty and Fibreboard have entered into a supplemental agreement (the "Supplemental Agreement") which governs the interim arrangements and obligations between the parties until such time as the coverage case is finally resolved, either through final court approval of one or both of the Global Settlement Agreement and Trilateral Agreement or through a final decision in the California courts. It also governs certain obligations between the parties in the event the Global Settlement is upheld on appeal including the payment of claims which are not included in the Global Settlement.

         In addition, Casualty and Pacific Indemnity have entered into an agreement (the "Casualty-Pacific Agreement") which sets forth the parties'
agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies whether or not the Global Settlement or the Trilateral Agreement is finally approved. Under the Casualty-Pacific Agreement, Casualty and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1.525 billion to be used to satisfy the claims of future claimants, plus certain expenses. The $1.525 billion has already been deposited into an escrow for such purpose. If neither the Global Settlement nor the Trilateral Agreement is finally approved, Casualty and Pacific Indemnity would share, in the same percentages, most but not all liabilities and costs of either insurer including, but not limited to, liabilities for unsettled present claims and presently settled claims (as defined in the Trilateral Agreement, regardless of whether either such insurer would otherwise have any liability therefor). If either the Trilateral Agreement or the Global Settlement is finally approved, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635 million.

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

        The Global Settlement and the Trilateral Agreement approved by the trial court have been appealed as noted hereinabove and oral arguments were heard on March 5 and 6, 1996. There is limited precedent with settlements which determine the rights of future claimants to seek relief, and the outcome of the appeals pending in The Fifth Circuit cannot be predicted. It is extremely difficult to assess the magnitude of Casualty's potential liability for such future claimants if neither the approval of the Global Settlement nor the Trilateral Agreement is upheld on appeal, keeping in mind that Casualty's potential liability is limited to persons exposed to asbestos prior to the termination of the policy in 1959.

         Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed for exposure starting after 1959. As indicated above, as of March 31, 1996, Casualty, Fibreboard and

                                      (13)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


plaintiff attorneys have reached settlements with respect to approximately 138,500 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Casualty is not a party.

         Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiffs' counsel in August 1993, the expected settlement for approximately 47,750 claims for exposure to asbestos both prior to and after 1959 is currently averaging approximately $13,300 per claim for the before 1959 claims processed through March 31, 1996. Based on reports by Fibreboard, between September 1988 and April 1993, Fibreboard resolved approximately 40,000 claims, approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Casualty. Casualty intervened and settled these claims for approximately $74,000 on average, with a portion of the payment contingent on final approval on appeal of the Global Settlement or the Trilateral Agreement, and if neither is finally approved, subject to resolution of the coverage appeal.

         Casualty believes that as a result of the Global Settlement and the Trilateral Agreement it has greatly reduced the uncertainty of its exposure with respect to the Fibreboard matter. However, if neither the Global Settlement, nor the Trilateral Agreement is upheld on appeal, in light of the factors discussed herein the range of Casualty's potential liability cannot be meaningfully estimated and there can be no assurance that the reserves established would be sufficient to pay all amounts which ultimately could become payable in respect of asbestos-related bodily injury liabilities.

         While it is possible that the ultimate outcome of this matter could have a material adverse impact on the equity of the Company, management does not believe that a further loss material to equity is probable. Management will continue to monitor the potential liabilities with respect to asbestos-related bodily injury claims and will make adjustments to the claim reserves if warranted.

                                      (14)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


OTHER LITIGATION

         CNA and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the results of operations or equity of CNA.



ENVIRONMENTAL AND ASBESTOS

         The CNA property/casualty insurance companies have potential exposures related to environmental and asbestos-related claims.

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

         The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by "Potentially Responsible Parties" ("PRP's"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establish a mechanism to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors.
Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency on its National Priorities List. On the other hand, the Congressional Budget Office is estimating that there will be 4,500 National Priority List sites, and other estimates project as many as 30,000 sites that will require clean-up under ECLs. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established.

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

         A number of proposals to reform Superfund have been made by various parties. Despite Superfund taxing authority expiring at the end of 1995, no reforms have been enacted by Congress. While the next Congress may address this issue, no predictions can be made as to what positions the Congress or the Administration will take and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be materially reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

         Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate exposure to CNA for environmental pollution claims cannot be meaningfully quantified. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and case law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing

                                      (15)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to adjustment based on new data. As of March 31, 1996 and December 31, 1995, CNA carried approximately $993 million and $1,030 million, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported environmental pollution claims. There was no reserve development during the three months ended March 31, 1996. Adverse environmental reserve development of $241 million for the year ended December 31, 1995 includes $60 million related to Continental and results from CNA's on-going monitoring of settlement patterns, current pending cases and potential future claims. The foregoing reserve information relates to claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion.

         CNA  has  exposure  to   asbestos-related   claims,   including   those
attributable to CNA's on-going litigation with Fibreboard Corporation. A detailed discussion of CNA's litigation with Fibreboard Corporation regarding asbestos-related bodily injury claims can be found in Note E. Estimation of asbestos-related claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage. As of March 31, 1996 and December 31, 1995, CNA carried approximately $2,189 million and $2,224 million, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported asbestos-related claims. Unfavorable reserve development for the three months ended March 31, 1996 and the year ended December 31, 1995, totaled $13 million and $258 million, respectively.

         The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

         CNA, consistent with sound reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. The following table provides additional data related to CNA's environmental pollution and asbestos-related claims reserves.

|------------------------------------------------------------------------------|
|RESERVE SUMMARY                                                               |
|                                   MARCH 31, 1996         DECEMBER 31, 1995   |
|                              -----------------------  -----------------------|
|                              ENVIRONMENTAL  ASBESTOS   ENVIRONMENTAL ASBESTOS|
|------------------------------------------------------------------------------|
|(In millions of dollars)                                                      |
|                                                                              |
|Gross reserves:                                                               |
|         Reported claims        $  344      $  1,968      $   337     $ 1,963 |
|         Unreported claims         764           354          839         358 |
|                                ------        ------       ------      ------ |
|                                 1,108         2,322        1,176       2,321 |
|Less reinsurance recoverable      (115)         (133)        (146)        (97)|
|------------------------------------------------------------------------------|
|NET RESERVES                    $  993       $ 2,189      $ 1,030     $ 2,224 |
|==============================================================================|


                                      (16)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


NOTE F. Debt:

Long and short-term borrowings consisted of the following:

|-----------------------------------------------------------------------------------------------|
|LONG AND SHORT-TERM DEBT                                          MARCH 31       DECEMBER 31   |
|(In millions of dollars)                                            1996              1995     |
|-----------------------------------------------------------------------------------------------|
|Long-term:                                                                                     |
|   Acquisition debt:                                                                           |
|     Credit Facility                                            $    675.0         $    825.0  |
|     Commercial Paper                                                650.0              500.0  |
|   Senior Notes:                                                                               |
|     8 7/8%, due March 1, 1998                                       149.3              149.2  |
|     8 1/4%, due April 15, 1999                                      102.6              102.8  |
|     7 1/4%, due March 1, 2003                                       145.5              145.4  |
|     6 1/4%, due November 15, 2003                                   248.3              248.2  |
|     8 3/8%, due August 15, 2012                                      97.9               97.9  |
|   71/4% Debenture, due November 15, 2023                            247.1              247.1  |
|   11% Secured Mortgage Notes, due June 20, 2013                     389.2              386.6  |
|   8% - 13.7% Secured Capital Leases, due December 31, 2011           46.6               46.0  |
|   Other                                                              23.1               19.7  |
|                                                                ----------         ----------  |
|     Total long-term debt                                          2,774.6            2,767.9  |
|Short-term                                                             5.2              257.6  |
|                                                                ----------            -------  |
|     Total debt                                                 $  2,779.8         $  3,025.5  |
|                                                                 ==========         =========  |
|                                                                                               |
|-----------------------------------------------------------------------------------------------|

         To finance the acquisition of Continental (including the refinancing of $205 million of Continental debt) CNA entered into a five-year $1.325 billion revolving credit facility involving 16 banks. The interest rate for the facility is based on the one, two, three, or six month London Interbank Offered Rate (LIBOR), plus 25 basis points. Additionally, there is a facility fee of 10 basis points annually. The average interest rate on the borrowings under the revolver at March 31, 1996 was 5.66%. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

         On August 10, 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors to replace a like amount of bank financing. On March 18, 1996 CNA increased commercial paper borrowings by $150 million replacing a like amount of bank financing. The weighted-average yield on commercial paper at March 31, 1996 was 5.56%. The commercial paper borrowings are classified as long-term as $650 million of the committed bank facility will support the commercial paper program. Standard and Poor's and Moody's issued short-term debt ratings of A2 and P2, respectively, for CNA's commercial paper program.

         As of May 1, 1996, the outstanding loans under the revolving credit facility were $675 million. There was no unused borrowing capacity under the facility after the effects of the commercial paper program.

         CNA entered into interest rate swap agreements with several banks which terminate from May to December, 2000. The effect of these interest rate swaps was to increase interest expense by $1.6 million for the three months ended March 31, 1996.

         The weighted average interest rate (interest and facility fees) on the acquisition debt, which includes the revolving credit facility, commercial paper, and the effect of the interest rate swaps, was 6.43% on March 31, 1996.

         On March 1, 1996 CNA repaid at the due date $250 million of 8 5/8% senior notes. These notes were classified as short-term debt in 1995.


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

Continental Acquisition

     CNA reached an agreement in late 1994 to acquire The Continental Corporation (Continental) through a cash merger for $1.1 billion. On May 9, 1995, Continental shareholders approved the agreement and the merger was completed on May 10, 1995. As a result, Continental became a wholly owned subsidiary of CNA Financial Corporation. CNA funded the cash purchase price with proceeds from a five-year revolving credit facility from a syndicate of banks. See Liquidity and Capital Resources section for summary description of financing of acquisition. Continental is an insurance holding company principally engaged in the business of owning a group of property and casualty insurance companies. This acquisition makes CNA the largest U.S. commercial lines insurer, the third largest U.S. property-casualty organization, and the sixth largest U.S. insurance group, based on 1994 premiums.


     The merged organization operates under the name CNA with headquarters in Chicago. The Company has merged most of the Continental and CNA sales and support offices nationwide. CNA continues to remain committed to strong relationships with the agents and brokers who distribute its products and services.

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


                                      (18)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


Results of Operations:

         The following chart summarizes key components of operating results for the three months ended March 31, 1996 and 1995.


|-----------------------------------------------------------------------------|
|Three Months Ended March 31                              1996       1995     |
|(In millions of dollars)                                                     |
|-----------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED INVESTMENT                             |
|GAINS/LOSSES):                                                               |
|Revenues:                                                                    |
|  Premiums:                                                                  |
|    Property/Casualty                                 $ 2,507.7    $ 1,784.5 |
|    Life                                                  785.4        731.5 |
|                                                       --------     -------- |
|                                                        3,293.1      2,516.0 |
|  Net investment income                                   577.5        430.9 |
|  Other                                                   139.6         70.1 |
|                                                       --------     -------- |
|                                                        4,010.2      3,017.0 |
|Benefits and expenses                                   3,820.6      2,850.5 |
|                                                       --------     ---------|
|  Operating income  before income tax                     189.6        166.5 |
|Income tax expense                                        (44.3)       (34.9)|
|                                                       ---------    -------- |
|  Net operating income                                $   145.3    $   131.6 |
|                                                       ========     ======== |
|                                                                             |
|SUPPLEMENTAL FINANCIAL DATA:                                                 |
|Net operating income (loss) by group:                                        |
|  Property/Casualty                                   $   151.6    $   117.9 |
|  Life                                                     28.9         25.0 |
|  Other                                                   (35.2)       (11.3)|
|                                                       ---------    ---------|
|                                                          145.3        131.6 |
|                                                       ---------    ---------|
|Net realized investment gains by group:                                      |
|  Property/Casualty                                       134.5          9.0 |
|  Life                                                     48.9         11.5 |
|  Other                                                      .6           .7 |
|                                                       --------     -------- |
|                                                          184.0         21.2 |
|                                                       --------     -------- |
|Net income (loss) by group:                                                  |
|  Property/Casualty                                       286.1        126.9 |
|  Life                                                     77.8         36.5 |
|  Other                                                   (34.6)       (10.6)|
|                                                       ---------    ---------|
|                                                      $   329.3    $   152.8 |
|=============================================================================|

Consolidated Results
- - --------------------

         As discussed above, the merger of Continental and CNA Financial Corporation was consummated on May 10, 1995. Thus, results of operations for the three-month period ended March 31, 1996 include the operations of Continental. Results of operations for the three months ended March 31, 1995 reflect historical results of CNA and do not include earnings related to the acquisition of Continental.

         Consolidated revenues were $4.3 billion for the first three months of 1996, up $1.2 billion from $3.1 billion for the same period in 1995. Of that increase, $818 million is attributable to Continental. Consolidated revenues excluding realized investment gains, increased 32.9% to $4.0 billion from $3.0 billion for the first quarter of 1995. Continental accounted for $785 million of this increase. For the first quarter, revenues reflect increases of $777 million (30.9%) in earned premiums, $147 million (34.0%) in investment income and $69 million (99.0%) in other income.

         CNA reported record earnings for the first quarter of 1996 that reflected satisfactory operating results in spite of catastrophe losses from winter storms. Earnings were also boosted by substantial capital gains. Net

                                      (19)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

operating income which excludes net realized investment gains, was $145.3 million, or $2.32 per share, compared to net operating income of $131.6 million, or $2.10 per share, for the first three months of 1995. This improvement was attributable to increased investment income and improved loss experience, offset by increased catastrophe losses. CNA's income in the first quarter of 1996 is net of pretax losses of $93.5 million related to catastrophe claims; pretax catastrophe losses in the first quarter of 1995 were $23.0 million.

         Realized investment gains, net of tax, for the first quarter of 1996 were $184.0 million, or $2.98 per share, compared to net realized investment gains for the first quarter of 1995 of $21.2 million, or $.34 per share. The components of the net realized investment gains (losses) are as follows:

|----------------------------------------------------------------------------|
|REALIZED INVESTMENT GAINS(LOSSES)                                           |
|THREE MONTHS ENDED MARCH 31                           1996          1995    |
|(In millions of dollars)                                                    |
|----------------------------------------------------------------------------|
|Bonds:                                                                      |
|  U.S. Government                                   $ 134.3       $   9.9   |
|  Tax exempt                                           20.0          16.7   |
|  Asset-backed                                         17.4           9.9   |
|  Taxable                                              27.8         (24.8)  |
|                                                      -----        -------  |
|     Total bonds                                      199.5          11.7   |
|Stocks                                                 54.9          17.6   |
|Derivative securities                                   9.1          (8.4)  |
|Separate accounts and other                            41.7          14.9   |
|                                                      -----        -------  |
|   Realized investment gains reported in revenues     305.2          35.8   |
|Participating policyholders' interest                 (12.3)         (0.3)  |
|Income tax expense                                   (108.9)        (14.3)  |
|                                                     -------        ------- |
|     Net realized investment gains                  $ 184.0       $  21.2   |
|============================================================================|


         CNA's income tax expense for the three months ended March 31, 1996 amounted to $153.1 million compared to $49.3 million for the same period in 1995. CNA's income tax expense excluding realized investment gains/losses amounted to $44.2 million for the three months ended March 31, 1996, compared to $34.9 million in the first three months of 1995. The income tax on realized investment gains for the three months ended March 31, 1996, totaled $108.9 million compared with $14.3 million for the same period a year ago.

         Net income was $329.3 million, or $5.30 per share, compared to $152.8 million, or $2.44 per share, for the first three months of 1995.

                                      (20)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

Property/Casualty Operations

|------------------------------------------------------------------------------|
|PROPERTY/CASUALTY GROUP                                                       |
|THREE MONTHS ENDED MARCH 31                       1996                1995    |
|(In millions of dollars)                                                      |
|------------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED INVESTMENT                              |
|GAINS/LOSSES):                                                                |
|Revenues:                                                                     |
|  Premiums                                      $ 2,507.7            $1,784.5 |
|  Net investment income                             481.5               343.2 |
|  Other                                             114.6                53.3 |
|                                                ---------           --------- |
|                                                  3,103.8             2,181.0 |
|Benefits and expenses                             2,913.3             2,035.6 |
|                                                ---------           --------- |
|  Income before income tax                          190.5               145.4 |
|Income tax expense                                  (38.9)              (27.5)|
|                                                ---------           --------- |
|Net operating income(excluding realized                                       |
|    investment gains/losses)                    $   151.6            $  117.9 |
|                                                 ========           ========= |
|==============================================================================|

         Property/casualty profitability, as measured by pretax operating income before realized gains, continued to show improvement in the first quarter. Contributing to the improvement in underwriting results were reduced recurring operating expenses which were offset by higher catastrophe costs. CNA incurred pre-tax catastrophe losses of approximately $93.5 million in the first quarter of 1996 compared to $23.0 million in the first quarter of 1995. The 1996 catastrophe losses related primarily to severe winter storms in the Northeast.

         Property/casualty revenues, excluding net realized investment gains/losses, increased 42.3% for the three months ended March 31, 1996 to $3.1 billion compared to the same period a year ago. Property/casualty earned premium increased $723 million, or 40.5% from the prior years comparable period. The increase was principally attributable to the inclusion of Continental business of $659 million and increases in mass marketing and international reinsurance partially offset by a decline in Commercial Lines due to reduced worker's compensation business.

         Pretax operating income excluding net realized investment gains/losses for the property/casualty insurance subsidiaries was $190.5 million for the first three months of 1996 compared to $145.4 million for the same period a year ago. Investment income increased 40.3% for the three months ended March 31, 1996 to $481.5 million compared with $343.2 million for the comparable period a year ago. Investment income increased for the three months ended March 31, 1996, when compared to the first three months of 1995 primarily due to the inclusion of the Continental investment portfolio of $119.7 million, higher yielding investments and a switch to longer term securities. The bond segment of the investment portfolio yielded 7.1% in the first quarter of 1996 compared with 6.6% for the same period a year ago.

         Underwriting losses for the three months ended March 31, 1996, were $291.0 million, compared to $197.7 million for the same period in 1995. Continental had $107.4 is underwriting losses for the three months ended March 31, 1996. The first quarter 1996 statutory combined ratio was 107.9 compared with 109.4 for the same period in 1995. The statutory expense ratio for the first quarter of 1996 was 28.5 compared to 28.8 for the first three months of 1995.

         The net income of CNA's property/casualty insurance subsidiaries, excluding net realized investment gains/losses, was $151.6 million for the first three months of 1996, compared to $117.9 million for the same period in 1995.


                                      (21)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


Net realized investment gains for the first quarter of 1996 were $134.5 million, including $21.5 million for Continental, compared to $9.0 million in the first three months of 1995.

Life Operations

|---------------------------------------------------------------------------|
|LIFE  GROUP                                                                |
|THREE MONTHS ENDED MARCH 31                            1996         1995   |
|(In millions of dollars)                                                   |
|---------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED INVESTMENT                           |
|GAINS/LOSSES):                                                             |
|Revenues:                                                                  |
|  Premiums                                          $  793.1     $  737.3  |
|  Net investment income                                 96.9         87.6  |
|  Other                                                 25.0         17.2  |
|                                                     -------      -------  |
|                                                       915.0        842.1  |
|Benefits and expenses                                  869.1        803.6  |
|                                                     -------      -------  |
|  Income before income tax                              45.9         38.5  |
|Income tax expense                                     (17.0)       (13.5) |
|                                                     -------      -------  |
|  Net operating income (excluding realized                                 |
|    investment gains/losses)                        $   28.9     $   25.0  |
|===========================================================================|

         CNA continues to build on the momentum established last year with the introduction of new individual life and annuities products.

         Life group revenues, excluding realized investment gains, were $915.0 million, up 8.7% for the three months ended March 31, 1996 compared to the same period a year ago. Life group earned premium was $793.1 million, up 7.6% for the quarter, with the primary growth in new term and universal life business, annuities, group business and federal markets. Investment income increased 10.6% compared to the same period a year ago due to a larger asset base generated from increased cashflows from premium growth. The bond segment of the life investment portfolio yielded 6.6% in the first quarter of 1996 compared with 6.8% for the same period a year ago.

         Pretax operating income for the life insurance subsidiaries, excluding net realized investment gains/losses, was $45.9 million for the first three months of 1996, compared to $38.5 million for the same period in 1995. The increase in pretax operating income is primarily due to increased investment income.

         CNA's life insurance subsidiaries' net income excluding net realized investment gains/losses was $28.9 million for the first three months of 1996 compared to $25.0 million for the same period in 1995. Net realized investment gains for the first three months of 1996 were $48.9 million, compared to $11.5 million in the first three months of 1995.


                                      (22)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


INVESTMENTS:

|-------------------------------------------------------------------------------|----------------|-----------------|
|SUMMARY OF GENERAL ACCOUNT INVESTMENTS                                         |    Change in   |                 |
|  AT MARKET VALUE                                 March 31      December 31    |   Unrealized   |    Realized     |
|                                                    1996           1995        |  Gains(losses) |  Gains(losses)  |
|(In millions of dollars)                                                       |                |                 |
|-------------------------------------------------------------------------------|----------------|-----------------|
|                                                                               |                |                 |
|FIXED INCOME SECURITIES:                                                       |                |                 |
|U. S. Treasury securities and                                                  |                |                 |
|  obligations of government agencies             $ 11,579       $  13,542      |      $(517)    |      $ 134      |
|Asset-backed securities                             6,178           6,086      |       (112)    |         18      |
|Tax exempt securities                               4,008           3,603      |        (92)    |         20      |
|Taxable                                             7,151           7,214      |       (168)    |         28      |
|                                                  -------        --------      |       -----    |       ----      |
|   Total fixed income securities                   28,916          30,445      |       (889)    |        200      |
|Stocks                                                962             918      |         21     |         55      |
|Short-term investments and other                    6,462           4,482      |          3     |          6      |
|Derivative security investments                         4              41      |          -     |          9      |
|                                                  -------        --------      |       -----    |       ----      |
|   Total investments                             $ 36,344       $  35,886      |       (865)    |        270      |
|                                                  =======        ========      |                |                 |
|Separate accounts and discontinued operations                                  |        (56)    |         35      |
|Participating policyholders' interest                                          |         19     |        (12)     |
|Income tax  benefit (expense )                                                 |        303     |       (109)     |
|                                                                               |       ----     |       -----     |
|   Net investment gains(losses)                                                |      $(599)    |      $ 184      |
|                                                                               |       =====    |       =====     |
|                                                                               |                |                 |
|-------------------------------------------------------------------------------|----------------|-----------------|

|-----------------------------------------------------------------------------|
|SHORT-TERM INVESTMENTS:                                                      |
|-----------------------------------------------------------------------------|
|Security repurchase collateral                    $ 2,246         $   776    |
|Escrow                                              1,049           1,045    |
|Other                                               2,563           1,904    |
|                                                    -----           -----    |
|   Total short-term investments                    $5,858         $ 3,725    |
|                                                    =====           =====    |
|                                                                             |
|-----------------------------------------------------------------------------|

         CNA's general account investment portfolio is managed to maximize after-tax investment return, while minimizing credit risks with investments concentrated in high quality securities to support its insurance underwriting operations.

         CNA has the capacity to hold its fixed maturity portfolio to maturity. However, securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, or other similar factors. Accordingly, the fixed maturity securities are classified as available for sale.

         CNA holds a small amount of derivative financial instruments for purposes of enhancing income and total return. The derivative securities are marked-to-market with valuation changes reported as realized investment gains and losses. CNA's investment in, and risk in relation to, derivative securities is not significant.

         The general account portfolio consists primarily of high quality marketable fixed maturity securities, approximately 92% of which are rated as investment grade. At March 31, 1996, tax-exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 11% and 10%, respectively, of the general account's total investment portfolio compared to 10% and 8%, respectively, at December 31, 1995. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. At March 31, 1996, the major components of the short-term investment portfolio consists primarily of high-grade commercial paper and U.S. Treasury bills. Collateral for securities sold under repurchase agreements increased $1,470 million to $2,246 million.

                                      (23)

                                CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

    As of March 31, 1996, the market value of CNA's general account investments in fixed maturities was $28.9 billion and was more than amortized cost by approximately $170 million. This compares to a market value of $ 30.4 billion and $1,059 million of net unrealized investment gains at December 31, 1995. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at March 31, 1996, were $456 million and $286 million, respectively, compared to $1,136 million and $77 million, respectively, at December 31, 1995. The decline in unrealized investment gains is attributable, in large part, to increases in interest rates which have an adverse effect on bond prices.

         Net unrealized investment losses on general account fixed maturities at March 31, 1996 include net unrealized losses on high yield securities of $60 million, compared to net unrealized gains of $67 million at December 31, 1995. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $2.2 billion at March 31, 1996, compared to $1.9 billion at December 31, 1995.

         At March 31, 1996, total separate account cash and investments amounted to $5.6 billion with taxable fixed maturity securities representing approximately 94% of the separate accounts' portfolio. Approximately 85% of separate account investments are used to fund guaranteed investments for which Continental Assurance Company guarantees principal and a specified return to the contractholders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $4.6 billion compared to $4.8 billion at December 31, 1995. At March 31, 1996, amortized cost was less than the fair value by approximately $20 million. This compares to a gain of $53 million at December 31, 1995. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at March 31, 1996, were $89 million and $69 million, respectively.

         Carrying values of high yield securities in the guaranteed investment portfolio were $878 million at March 31, 1996 and $944 million December 31, 1995. Net unrealized investment losses on high yield securities held in such separate accounts were $20 million at March 31, 1996, compared to $14 million at December 31, 1995.

         High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of March 31, 1996, CNA's concentration in high yield bonds including separate accounts was approximately 5.0% of total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

         Included in CNA's fixed maturity securities at March 31, 1996 (general and guaranteed investment portfolios) are $8.7 billion of asset-backed securities, consisting of approximately 33% in collateralized mortgage obligations ("CMO's"), 12% in corporate asset-backed obligations, and 55% in U.S. Government issued pass-through certificates. The majority of CMO's held are U.S. Government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At March 31, 1996, the fair value of asset-backed securities was less than amortized cost by approximately $35 million compared to unrealized investment gains of $200 million at December 31, 1995. CNA limits the risks associated with interest rate fluctuations and

                                      (24)

                                CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

         Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At March 31, 1996, 58% of the general account's fixed maturity securities portfolio was invested in U.S. Government securities, 18% in other AAA rated securities and 12% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 33% U.S. Government securities, 18% in other AAA rated securities and 17% in AA and A rated securities. These ratings are primarily from Standard & Poor's.

FINANCIAL CONDITION:
|-----------------------------------------------------------------------------|
|FINANCIAL POSITION                                     MARCH 31  DECEMBER 31 |
|(In millions of dollars, except per share data)          1996         1995   |
|-----------------------------------------------------------------------------|
|                                                                             |
|Assets                                                $61,913.2     $59,901.8|
|Stockholders' Equity                                    6,464.2       6,735.5|
|Unrealized Net Appreciation (Depreciation) Included       334.1         933.1|
|in Stockholders' Equity                                                      |
|Book Value per Common Share                              102.17        106.56|
|-----------------------------------------------------------------------------|

         CNA's assets increased approximately $2.0 billion to $61.9 billion as of March 31, 1996, $1.5 billion of this increase is the result of an increase in securities sold under repurchase agreements. CNA's investment portfolio increased by $457 million from December 31, 1995 to $36.3 billion. This increase was the primarily the result of the aforementioned $1.5 billion increase in securities sold under repurchase agreements offset by a change in unrealized gains/losses of $926 million before taxes.

         During the first three months of 1996, CNA's stockholders' equity decreased by $271.3 million, or 4.0%, to approximately $6.5 billion. The major component of this change was a $599.0 million decrease in unrealized appreciation, net of tax, primarily related to changes in market values of debt securities. Debt security carrying values are highly susceptible to changes in interest rates and were unfavorably affected by a general increase in interest rates that occurred in the latter part of the first quarter of 1996.

         The statutory surplus of the property/casualty subsidiaries decreased 1.5% to approximately $5.6 billion. The decrease resulted primarily from the payment of dividends from the insurance subsidiaries to the parent company. Such dividends were used, in part, to repay $250 million in senior notes. The statutory surplus of the life insurance subsidiaries remained at $1.1 billion.

LIQUIDITY AND CAPITAL RESOURCES:

         The liquidity requirements of CNA have been met primarily by funds generated from operations. The principal operating cash flow sources of CNA's property/casualty and life insurance subsidiaries are premiums and investment income and sales and maturities of investments. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

         For the quarter ended March 31, 1996, CNA's operating activities generated net negative cash flows of approximately $146 million, compared with positive cash flow of $561 million in 1995. The decrease is primarily the result of negative cash flows generated by underwriting activities, higher payment for

                                      (25)

                                CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


federal income taxes and increased interest payments. CNA believes that future liquidity needs will be met primarily by cash generated from operations.

         Net cash flows from operations are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

         On May 10, 1995, CNA acquired all the outstanding shares of Continental for approximately $1.1 billion . To finance the acquisition of Continental (including the refinancing of $205 million of Continental debt) CNA entered into a five-year $1.325 billion revolving credit facility involving 16 banks. The interest rate for the facility is based on one, two, three, or six month London Interbank Offered Rate (LIBOR) plus 25 basis points. Additionally, there is a facility fee of 10 basis points annually. The average interest rate on the borrowings under the revolving credit facility at March 31, 1996 was 5.66%. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

         To offset the variable rate characteristics of the facility, CNA entered into five-year interest rate swap agreements with several banks. These agreements convert variable rate debt into fixed rate debt resulting in fixed rates on notional amounts of $1.2 billion. The effect of these interest rate swaps was to increase interest expense by $1.6 million for the quarter ended March 31, 1996.

         On August 10, 1995, to take advantage of favorable interest rates spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors to replace a like amount of bank financing. On March 18, 1996 CNA increased commercial paper borrowings by $150 million replacing a like amount of bank financing. The weighted-average yield on commercial paper at March 31, 1996 was 5.56%. The commercial paper borrowings are classified as long-term as $650 million of the committed bank facility will support the commercial paper program. Standard and Poor's and Moody's issued short-term debt ratings of A2 and P2, respectively, for CNA's commercial paper program.

         As of May 1, 1996, the outstanding loans under the revolving credit facility were $675 million. There was no unused borrowing capacity under this facility after the effects of the commercial paper program.

         The weighted-average interest rate (interest and facility fees) on the acquisition debt, which includes the revolving credit facility, commercial paper and the effect of the interest rate swaps, was 6.43% at March 31, 1996.

         On March 1, 1996, CNA repaid $250 million of 8 5/8% senior notes which had come due.


                                      (26)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - concluded


The chart below lists the current insurance ratings for CNA's Continental Casualty Company Intercompany Pool, Continental Insurance Company Intercompany Pool and Continental Assurance Company. Also rated were the senior debt of both CNA Financial and Continental Corporation and CNAF's preferred stock.


|-----------------|------------------------------------||-----------------------------------------------------|
|                 |           INSURANCE RATINGS        ||                 DEBT AND STOCK RATINGS              |
|                 |------------------------------------||----------------------------------------|------------|
|                 |           FINANCIAL STRENGTH       ||                                        |            |
|                 |------------|-------------|---------||                                        |            |
|                 |            |             |         ||                   CNA                  | Continental|
|                 |            |             |         ||----------------------------------------|------------|
|                 |            |             |         || Senior Debt    Commercial    Preferred | Senior Debt|
|                 |    CCC     |    CAC      |   CIC   ||                  Paper         Stock   |            |
|                 |            |             |         ||                                        |            |
|                 |------------|-------------|---------||--------------|-------------|-----------|------------|
|                 |            |             |         ||              |             |           |            |
|A.M. Best        |     A      |     A       |    A-   ||      -       |     -       |     -     |      -     |
|                 |            |             |         ||              |             |           |            |
|                 |            |             |         ||              |             |           |            |
|Moody's          |     A1     |     A1      |    A2   ||     A3       |     P2      |     a3    |    Baa1    |
|                 |            |             |         ||              |             |           |            |
|                 |------------|-------------|---------||              |             |           |            |
|                 |         CLAIMS PAYING ABILITY      ||              |             |           |            |
|                 |------------|-------------|---------||              |             |           |            |
|                 |            |             |         ||              |             |           |            |
|Standard & Poor's|     A+     |     AA      |    A-   ||     A-       |     A2      |     A-    |    BBB-    |
|                 |            |             |         ||              |             |           |            |
|                 |            |             |         ||              |             |           |            |
|Duff & Phelps    |    AA-     |     AA      |    -    ||     A-       |     -       |     A-    |      -     |
|-----------------|------------|-------------|---------||--------------|-------------|-----------|------------|
|                 |            |             |         ||              |             |           |            |
|-----------------|------------|-------------|---------||--------------|-------------|-----------|------------|


         CNA and the insurance industry are exposed to an unknown amount of liability for environmental pollution, primarily related to toxic waste site clean-up. Refer to Note E of Notes to the Consolidated Financial Statements for further discussion of environmental pollution exposures.

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

         In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The requirements of this Statement will generally be effective for 1996 financial statements. This Statement will have no impact on the results of operations of CNA as the Company has no compensation which qualifies.

                                      (27)

                            CNA FINANCIAL CORPORATION

                            PART II OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

               Description of Exhibit
                                                       Exhibit      Page
                                                        Number     Number
                                                       --------   --------

(11)  Computation of Net Income per Common Share          11         30
(27)  Financial Data Schedule                             27         31

(b)  REPORTS ON FORM 8-K:
        There were no reports on Form 8-K for the three months ended March 31, 1996.




                                      (28)

                            CNA FINANCIAL CORPORATION

                      PART II OTHER INFORMATION - Concluded

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CNA FINANCIAL CORPORATION


Date:  May 15, 1996                             By: S/PETER E. JOKIEL
       ------------                                 -------------------------
                                                    Peter E. Jokiel
                                                    Senior Vice President and
                                                    Chief Financial Officer


                                      (29)