Form 10-Q
period 1996-06-30
CNA FINANCIAL CORP
filed 1996-08-14
CIK 21175

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


   For the Quarterly Period Ended June 30, 1996 Commission File Number 1-5823

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding at August 1, 1996
- ------------------------------                  -----------------------------
Common Stock, Par value $2.50                            61,798,262

- --------------------------------------------------------------------------------
                                Page (1) of (32)

                            CNA FINANCIAL CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE NO.
- -------------------------------                                        --------
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEET
     JUNE 30, 1996 (Unaudited) and DECEMBER 31, 1995..................     3

   STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995........     4

   STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (Unaudited)
     FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995..................     5

   STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
     FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995..................     6

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS (Unaudited) JUNE 30, 1996.............................     7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS........................................     18


PART II.  OTHER INFORMATION
- ---------------------------
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......     28

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..........................     29

SIGNATURES............................................................     30

EXHIBIT 11  COMPUTATION OF NET INCOME PER COMMON SHARE................     31

EXHIBIT 27      FINANCIAL DATA SCHEDULE...............................     32


                                      (2)

                            CNA FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET


- ---------------------------------------------------------------------------------------------------------------------
                                                                                             June 30    December 31
                                                                                              1996          1995
(In millions of dollars)                                                                   (Unaudited)
- ---------------------------------------------------------------------------------------------------------------------
Assets
     Investments:
         Fixed maturities available for sale:(cost $28,071.4 and $29,385.4)..............$ 27,937.4      $ 30,444.7
         Equity securities available for sale:(cost $806.5 and $736.3) ..................     985.4           917.7
         Mortgage loans and real estate:(less accumulated depreciation $3.7 and $3.6 )...     137.2           122.4
         Policy loans....................................................................     175.4           177.2
         Other invested assets...........................................................     331.2           499.9
         Short-term investments..........................................................   5,527.9         3,724.5
                                                                                           ------------     --------
              Total investments..........................................................  35,094.5        35,886.4
    Cash.................................................................................     325.9           221.6
    Insurance receivables:
         Reinsurance receivables ........................................................   7,116.4         7,169.1
         Other insurance receivables.....................................................   5,646.3         5,302.4
         Less allowance for doubtful accounts............................................    (277.6)         (288.7)
    Deferred acquisition costs...........................................................   1,697.8         1,493.3
    Accrued investment income............................................................     457.6           545.4
    Receivables for securities sold......................................................     329.3           185.2
    Federal income taxes recoverable:(includes $49.6 and $153.0 due from Loews)  ........      34.2           132.7
    Deferred income taxes................................................................   1,910.8         1,254.9
    Property and equipment at cost:(less accumulated depreciation $402.6 and $313.7) ....     600.2           584.7
    Prepaid reinsurance premiums.........................................................     531.2           495.4
    Intangibles..........................................................................     400.5           456.3
    Other assets.........................................................................     673.1           595.0
    Separate Account business............................................................   5,566.5         5,868.1
- --------------------------------------------------------------------------------------------------------------------
           Total assets                                                                  $ 60,106.7      $ 59,901.8
====================================================================================================================

                            CNA FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
- ---------------------------------------------------------------------------------------------------------------------
                                                                                             June 30    December 31
                                                                                              1996          1995
(In millions of dollars)                                                                   (Unaudited)
- ---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Liabilities:
    Insurance reserves:
         Claim and claim expense.......................................................  $ 31,653.0      $ 32,032.4
         Unearned premiums.............................................................     4,920.7         4,549.4
         Future policy benefits........................................................     3,830.7         3,515.9
         Policyholders' funds..........................................................       700.6           705.0
    Securities sold under repurchase agreements........................................       909.2           774.1
    Payables for securities purchased..................................................       590.1           163.3
    Participating policyholders' equity................................................       121.1           140.1
    Short-term debt....................................................................         2.9           257.6
    Long-term debt.....................................................................     2,777.3         2,767.9
    Other liabilities..................................................................     2,658.2         2,392.5
    Separate Account business..........................................................     5,566.5         5,868.1
                                                                                         ------------     -----------
            Total liabilities..........................................................    53,730.3        53,166.3
                                                                                         ------------     -----------
Commitments and contingent liabilities Stockholders' equity:
    Common stock ($2.50 par value; Authorized - 200,000,000 shares;
        Issued - 61,841,969 shares)....................................................       154.6           154.6
    Preferred stock....................................................................       150.0           150.0
    Additional paid-in capital.........................................................       434.7           434.7
    Retained earnings..................................................................     5,594.1         5,065.6
    Net unrealized investment gains ...................................................        45.5           933.1
    Treasury stock, at cost............................................................        (2.5)           (2.5)
                                                                                         -----------     ------------
            Total stockholders' equity.................................................     6,376.4         6,735.5
- ----------------------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity                                 $   60,106.7     $  59,901.8
======================================================================================================================

                     See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                      (3)

                            CNA FINANCIAL CORPORATION

                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (Unaudited)

- --------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                               SECOND QUARTER             SIX MONTHS
                                                                1996         1995*         1996        1995*
(In millions of dollars, except per share data)
- --------------------------------------------------------------------------------------------------------------
Revenues:
Premiums.................................................... $3,320.7     $ 2,868.9    $ 6,613.8    $ 5,384.9
  Net investment income.....................................    558.1         514.7      1,135.6        945.6
  Realized investment gains ................................     72.6         205.8        377.8        241.6
  Other.....................................................    143.8          69.8        283.3        139.9
                                                             --------      ---------    --------      --------
                                                              4,095.2       3,659.2      8,410.5      6,712.0
                                                             --------      ---------    --------      --------
Benefits and expenses:
  Insurance claims and policyholders' benefits..............  2,774.4       2,418.2      5,561.4      4,573.9
  Amortization of deferred acquisition costs................    439.4         421.7        967.0        782.7
  Other operating expenses..................................    546.8         416.1      1,005.4        732.4
  Interest expense..........................................     44.7          38.0        104.4         55.7
                                                              -------       -------      -------      -------
                                                              3,805.3       3,294.0      7,638.2      6,144.7
                                                              -------       -------      -------      -------
    Income before income tax................................    289.9         365.2        772.3        567.3
Income tax expense..........................................     87.8         108.5        240.9        157.8
                                                              -------       -------      -------      -------
    Net income .............................................  $ 202.1       $ 256.7      $ 531.4      $ 409.5
=============================================================================================================
EARNINGS PER SHARE
Net income ................................................. $   3.25       $  4.12      $  8.55         6.57
                                                              =======       =======      =======      =======
Weighted average outstanding shares of
common stock (in millions of shares)........................     61.8         61.8          61.8         61.8
=============================================================================================================

* Includes results of The Continental Corporation from May 10, 1995

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

                                      (4)

                             CNA FINANCIAL CORPORATION

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                   (Unaudited)

- ------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1996 and 1995
                                                                                    Net
                                                      Additional                 Unrealized
                                            Capital    Paid in      Retained  Investment Gains     Total
                                             Stock     Capital      Earnings      (Losses)
(In millions of dollars)
- ------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994               $  302.1   $   434.7    $ 4,315.5     $ (506.4)        $ 4,545.9
  Net income..........................        -           -          409.5           -              409.5
  Unrealized investment gains.........        -           -            -        1,057.4           1,057.4
  Preferred dividends.................        -           -           (3.7)          -               (3.7)
- ------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                   $  302.1   $   434.7    $ 4,721.3     $  551.0         $ 6,009.1
============================================================================================================

Balance, December 31, 1995               $  302.1   $   434.7    $ 5,065.6     $  933.1         $ 6,735.5
  Net income..........................        -           -          531.4          -               531.4
  Unrealized investment (losses)......        -           -             -        (887.6)           (887.6)
Preferred dividends...................        -           -           (2.9)         -                (2.9)
- ------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                   $  302.1   $   434.7    $ 5,594.1     $   45.5        $  6,376.4
============================================================================================================

                          See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                      (5)

                                                CNA FINANCIAL CORPORATION

                                       STATEMENT OF CONSOLIDATED CASH FLOWS
                                                    (Unaudited)

- ------------------------------------------------------------------------------------------------------------
Six Months Ended June 30                                                               1996        1995
(In millions of dollars)
- ------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income ................................................................... $     531.4   $     409.5
                                                                                    --------      --------
Adjustments  to  reconcile  net  income  to  net  cash  flows  from  operating activities:
    Realized investment gains, pre-tax .........................................      (377.8)       (241.6)
    Participating policyholders' interest.......................................         3.6          (0.2)
    Amortization of intangibles.................................................        11.4           7.1
    Amortization of bond discount...............................................       (85.2)        (69.2)
    Depreciation................................................................        79.1          45.8
    Changes in:
       Reinsurance and other insurance receivables, net.........................      (302.3)       (753.0)
       Prepaid reinsurance premiums.............................................       (35.8)         14.7
       Deferred acquisition costs...............................................      (204.6)       (104.6)
       Accrued investment income................................................        87.8          32.9
       Insurance reserves.......................................................       311.5         481.8
       Federal income taxes.....................................................        98.5           5.2
       Deferred income taxes....................................................        28.3          39.6
       Reinsurance payables.....................................................       226.6         113.4
       Other, net...............................................................      (485.5)        643.5
                                                                                    --------      --------
               Total adjustments ...............................................      (644.4)        215.4
                                                                                    --------      --------
               Net cash flows from operating activities ........................      (113.0)        624.9
                                                                                    --------      --------

                                                CNA FINANCIAL CORPORATION

                                       STATEMENT OF CONSOLIDATED CASH FLOWS
                                                    (Unaudited)

- ------------------------------------------------------------------------------------------------------------
Six Months Ended June 30                                                               1996        1995
(In millions of dollars)
- ------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of fixed maturities................................................   (16,863.6)    (12,469.7)
   Proceeds from fixed maturities:
     Sales......................................................................    17,127.6      11,857.5
     Maturities, calls and redemptions..........................................     1,311.3       1,657.7
   Purchases of equity securities...............................................      (602.1)       (460.7)
   Proceeds from sale of equity securities......................................       779.0         589.6
   Change in short-term investments.............................................    (1,600.3)     (2,327.2)
   Purchases of property and equipment .........................................       (90.8)        (38.6)
   Change in securities sold under repurchase agreements........................       135.1         303.3
   Change in other investments..................................................       278.1         172.8
   Purchase of The Continental Corporation......................................        -         (1,125.5)
   Cash acquired in connection with the Continental merger......................        -            165.1
   Other, net...................................................................         2.4           1.9
                                                                                    --------      --------
               Net cash flows from investing activities ........................       476.7      (1,673.8)
                                                                                    --------      --------

Cash flows from financing activities:
   Dividends paid to preferred shareholders.....................................        (3.0)         (3.8)
   Receipts from investment contracts credited to policyholder account balances.         8.6          15.8
   Return of policyholder account balances on investment contracts..............       (17.9)        (17.5)
   Change in short-term debt....................................................      (254.8)           -
   Principal payments on long-term debt.........................................        (1.4)        (23.1)
   Reitrement of notes payable..................................................         -          (205.0)
   Proceeds from issuance of long-term debt.....................................         9.1       1,332.6
                                                                                    --------      --------
               Net cash flows from  financing activities........................      (259.4)      1,099.0
                                                                                    --------      --------
                       Net cash flows...........................................       104.3          50.1
Cash at beginning of period.....................................................       221.6         147.6
==========================================================================================================
Cash at end of period                                                            $     325.9   $     197.7
==========================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid:
   Interest expense............................................................. $   (111.1)   $    (50.4)
   Federal income taxes.........................................................      (91.8)        (73.3)
==========================================================================================================

                See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                      (6)

                            CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE A.  Basis of Presentation:

         The Condensed Consolidated Financial Statements (Unaudited) include CNA Financial Corporation (CNA or the Company) and its subsidiaries which consist of property/casualty insurance companies (principally Continental Casualty Company and Continental Insurance Company) and life insurance companies (principally Continental Assurance Company and Valley Forge Life Insurance Company). Loews Corporation (Loews) owns approximately 84% of the outstanding common stock of CNA.

         CNA is a multiple-line insurer underwriting property and casualty coverages; life, accident and health insurance. CNA serves a wide spectrum of insureds, including individuals; small, medium and large businesses; associations; professionals and groups.

     CNA acquired The Continental Corporation (Continental) through a cash merger for approximately $1.1 billion. The merger was completed on May 10, 1995.

         Results of operations for the six-month period ended June 30, 1996 include the operations of Continental. Results of operations for the six-months ended June 30, 1995 reflect the results of Continental subsequent to May 10, 1995 (See Note B).

         The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in CNA's Annual Report to Shareholders (incorporated by reference in Form 10-K) for the year ended December 31, 1995, filed with the Commission on March 29, 1996.

         The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles. Certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 1996. All significant intercompany amounts have been eliminated.

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

NOTE B.  The  Continental Corporation:

         On December 6, 1994, CNA entered into a merger agreement providing for the payment of approximately $1.1 billion to holders of Continental common stock. To finance the acquisition, CNA entered into a five year revolving credit facility (see Note F). The merger was consummated on May 10, 1995.

The acquisition of Continental has been accounted for as a purchase; therefore, Continental's operations are included in the Condensed Consolidated Financial Statements since May 10, 1995. CNA has completed its evaluation and appraisal of Continental's net assets resulting in goodwill of approximately $315 million. Goodwill will be amortized over twenty years.

                                   (7)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


         The unaudited pro forma condensed results of operations presented below assume the Continental acquisition had occurred at the beginning of 1995:

|--------------------------------------------------------------------------|
|PRO FORMA                                          SECOND        SIX      |
|                                                   QUARTER      MONTHS    |
|PERIOD ENDED JUNE 30                                1995         1995     |
|(In millions of dollars, except per share data)                           |
|--------------------------------------------------------------------------|
|Revenues                                           $ 4,079.2    $ 8,199.6 |
|                                                                          |
|Realized investment gains (losses) included                               |
|  in revenue                                           233.0        361.7 |
|                                                                          |
|Income loss  before income tax                         325.9        596.1 |
|Income tax expense                                     (91.7)      (181.2)|
|                                                     --------     --------|
|Net Income                                         $   234.2    $   414.9 |
|                                                     ========     ========|
|                                                                          |
|Net income loss per share                          $    3.87    $    6.66 |
|                                                     =========    ========|
|--------------------------------------------------------------------------|

         The unaudited pro forma condensed financial information is not necessarily indicative either of the results of operations that would have occurred had this transaction been consummated at the beginning of 1995 or of future operations of the combined companies.

     Certain discontinued operations were acquired as part of the Continental merger. The components of operating results of the discontinued operations are shown net in the accompanying financials and are comprised of the following:

|---------------------------------------------------------------------|
|SIX MONTHS ENDED JUNE 30                      1996         1995      |
|(In millions of dollars)                                             |
|---------------------------------------------------------------------|
|                                                                     |
|Revenues                                     $ 50.2       $ 10.0     |
|Expenses                                       50.2         10.0     |
|                                              -----        -----     |
|   Income before income taxes                   -            -       |
|Income taxes                                    -            -       |
|                                              -----         ----     |
|   Income from discontinued operations       $  -         $  -       |
|                                              =====         ====     |
|                                                                     |
|---------------------------------------------------------------------|

         Net assets of discontinued insurance operations at June 30, 1996 and December 31, 1995 were included in "Other Assets". The table below reflects assets and liabilities of the discontinued operations net of intercompany eliminations (excluding intercompany notes) :

|------------------------------------------------------------------------------|
|FOR THE PERIOD ENDED                        JUNE 30, 1996   DECEMBER 31, 1995 |
|(In millions of dollars)                                                      |
|------------------------------------------------------------------------------|
|                                                                              |
|ASSETS:                                                                       |
|Cash and investments                         $   782.4         $   825.3      |
|Reinsurance receivables and other assets         616.6             521.9      |
|                                                ------            ------      |
|                                               1,399.0           1,347.2      |
|                                                -------           -------     |
|                                                                              |
|LIABILITIES:                                                                  |
|Claim and claim expenses                         850.9             955.7      |
|Other liabilities                                436.9             257.6      |
|                                                ------            ------      |
|                                               1,287.8           1,213.3      |
|                                                -------           -------     |
|   Net assets                                $   111.2         $   133.9      |
|                                              ========          ========      |
|------------------------------------------------------------------------------|

                                      (8)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE C.  Restricted Investments:

         On December 30, 1993, CNA deposited $986.8 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note E below. At June 30, 1996, the escrow account amounted to $1.06 billion.
The funds are included in short-term investments and are invested in U. S. Treasury securities.

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

         The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in its states of domicile, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. At June 30, 1996, such collateral totaled approximately $1.1 billion. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, at June 30, 1996, was approximately $435 million with Lloyd's of London.

|----------------------------------------------------------------------------------------------|
|SIX MONTHS ENDED JUNE 30                            EARNED PREMIUMS                ASSUMED/   |
|                             -------------------------------------------------                |
|                                                                                    NET       |
|(In millions of dollars)       DIRECT    ASSUMED       CEDED         NET             %        |
|--------------------------------------------------------------------------------------------- |
|                                                                                              |
|1996                                                                                          |
|     Life                    $     353.9  $    57.2     $   15.2    $   395.9        14.4  %  |
|     Accident and health         1,660.7       89.5         33.2      1,717.0         5.2     |
|     Property and casualty       4,249.1    1,002.8        751.0      4,500.9        22.3     |
|--------------------------------------------------------------------------------------------- |
|          TOTAL PREMIUMS     $   6,263.7  $ 1,149.5     $  799.4    $ 6,613.8        17.4     |
|============================================================================================= |
|                                                                                              |
|1995                                                                                          |
|     Life                    $     298.9  $    54.9     $    9.4    $   344.4        15.9  %  |
|     Accident and health         1,441.2       68.2         38.2      1,471.2         4.6     |
|     Property and casualty       3,447.5      573.3        451.5      3,569.3        16.1     |
|----------------------------------------------------------------------------------------------|
|          TOTAL  PREMIUMS    $   5,187.6  $   696.4     $  499.1    $ 5,384.9        12.9     |
|==============================================================================================|

|----------------------------------------------------------------------------------------------|
|THREE MONTHS ENDED JUNE 30                            EARNED PREMIUMS                ASSUMED/ |
|                             -------------------------------------------------                |
|                                                                                    NET       |
|(In millions of dollars)       DIRECT    ASSUMED       CEDED         NET             %        |
|--------------------------------------------------------------------------------------------- |
|                                                                                              |
|1996                                                                                          |
|     Life                    $     209.6  $    30.3     $   10.8    $   229.1        13.2  %  |
|     Accident and health           828.4       44.7          4.5        868.6         5.1     |
|     Property and casualty       2,043.4      588.1        408.5      2,223.0        26.5     |
|--------------------------------------------------------------------------------------------- |
|          TOTAL PREMIUMS     $   3,081.4  $   663.1     $  423.8    $ 3,320.7        20.0     |
|============================================================================================= |
|                                                                                              |
|1995                                                                                          |
|     Life                    $     146.5  $    27.6     $    4.8    $   169.3        16.3  %  |
|     Accident and health           730.5       30.0         22.5        738.0         4.1     |
|     Property and casualty       1,993.5      275.6        307.5      1,961.6        14.0     |
|----------------------------------------------------------------------------------------------|
|          TOTAL  PREMIUMS    $   2,870.5  $   333.2     $  334.8    $ 2,868.9        11.6     |
|==============================================================================================|

                                      (9)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

In the table above, life earned premium is primarily from long duration contracts, property/casualty earned premium is from short duration contracts, and accident and health earned premiums are primarily from short duration contracts.

Insurance claims and policyholders' benefits are net of reinsurance of $150.3 million and $628.8 million and $256.5 million and $330.0 million for the quarter and six months ending June 30, 1996 and June 30, 1995, respectively.

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

On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. On July 26, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. Further review of the judgement approving the Global Settlement Agreement either to the entire Fifth Circuit Court of Appeals or the United States Supreme Court will likely be sought. Further review of the judgement approving the Trilateral Agreement is possible but it is uncertain whether it will be sought.

Coverage Litigation

         Between 1928 and 1971, Fibreboard manufactured insulation products containing asbestos. Since the 1970's, thousands of claims have been filed against Fibreboard by individuals claiming bodily injury as a result of asbestos exposure.

         Casualty insured Fibreboard under a comprehensive general liability policy between May 4, 1957 and March 15, 1959. Fibreboard disputed the coverage positions taken by its insurers and, in 1979, Fireman's Fund, another of Fibreboard's insurers, brought suit with respect to coverage for defense and indemnity costs. In January 1990, the San Francisco Superior Court (Judicial Council Coordination Proceeding 1072) rendered a decision against the insurers including Casualty and Pacific Indemnity. The court held that the insurers owed a duty to defend and indemnify Fibreboard for certain of the asbestos-related bodily injury claims asserted against Fibreboard (in the case of Casualty, for
                                      (10)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

all claims involving exposure to Fibreboard's asbestos products if there was exposure to asbestos at any time prior to 1959 including years prior to 1957, regardless of when the claims were asserted or injuries manifested) and, although the policies had a $500,000 per person limit and a $1,000,000 per occurrence limit, they contained no aggregate limit of liability in relation to such claims. The judgment was appealed.

         The Court of Appeal entered an opinion on November 15, 1993, as modified on December 13, 1993. On January 27, 1994, the California Supreme Court granted a Petition for Review filed by several insurers, including Casualty, of, among other things, the trigger and scope of coverage issues. The order granting review had no effect on the Court of Appeal's order severing the issues unique to Casualty and Pacific Indemnity. On October 19, 1995 the California Supreme Court transferred the case back to the Court of Appeal with directions to vacate its decision and reconsider the case in light of the Supreme Court's decision in Montrose Chemical Corp. v. Admiral Ins. Co. (1995) 10 Cal.4th 645, where the
- ---------------------------------------------
Court adopted a continuous trigger in litigation over the duty to defend bodily injury and property damage due to exposure to D.D.T. On April 30, 1996, the Court of Appeal issued its revised opinion which essentially reaffirmed its previous decision. Casualty has filed papers seeking review by the California Supreme Court concerning the April 30 decision. The Court of Appeal withheld its ruling on the issues discrete to Casualty and Pacific Indemnity pending final court approval of either the Global Settlement or the Trilateral Agreement described below. Casualty cannot predict the time frame within which the issues before the California Courts will finally be resolved. Review of issues such as trigger of coverage and scope of coverage is being sought notwithstanding the pending proceedings to approve the Global and Trilateral Agreements. If neither the Global Settlement nor the Trilateral Agreement is finally approved, it is anticipated that Casualty and Pacific Indemnity will resume the coverage appeal process of the issues discrete to them. Casualty's appeal of the coverage judgment raises many legal issues. Key issues on appeal or for which review is sought under the policy are trigger of coverage, scope of coverage, dual coverage requirements and number of occurrences:

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

o Casualty maintains that both the occurrence and the injury resulting therefrom must happen during the policy period for the policy to be triggered. Consequently, if the courts ultimately hold that the occurrence is exposure to asbestos, Casualty's position is that coverage under the Casualty policy is restricted to those who actually inhaled Fibreboard asbestos fibers and suffered injury from May 4, 1957 to March 15, 1959. The Court of Appeal withheld ruling on this issue, as noted above.
                                      (11)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

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

         Through June 30, 1996, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 134,200 claims, subject to resolution of the coverage issues, for an estimated settlement amount of approximately $1.62 billion plus any applicable interest. If neither the Global Settlement nor the Trilateral Agreement receives final court approval, Casualty's obligation to pay under these settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, may total as much as approximately $796 million (without interest), of which approximately $631 million was paid through June 30, 1996. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

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

         On August 27, 1993, Casualty, Pacific Indemnity, Fibreboard and a negotiating committee of asbestos claimant attorneys reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1.525 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. As indicated hereinabove, the Global Settlement approval has been affirmed on appeal, however, it is likely that further review will be sought. As noted below, there is limited precedent with settlements which determine the rights of future claimants to seek relief.

         Subsequent to the announcement of the agreement in principle, Casualty, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement subject
                                      (12)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

to court approval which would among other things, settle the coverage case in the event the Global Settlement approval is not ultimately upheld. In such case, Casualty and Pacific Indemnity would contribute to a settlement fund an aggregate of $2 billion, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities for claims settled before August 23, 1993. Casualty's share of such fund would be $1.44 billion reduced by a portion of an additional payment of $635 million which Pacific Indemnity has agreed to pay for claims either filed or settled before August 27, 1993. Casualty has agreed that if either the Global Settlement or the Trilateral Agreement is finally approved, it will assume responsibility for the claims that had been settled before August 27, 1993. A portion of the additional $635 million to be contributed by Pacific Indemnity would be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Casualty would be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Casualty, including but not limited to liability for asbestos-related claims against Fibreboard. As indicated above, the Trilateral Agreement approval by the trial court has also been affirmed on appeal, and it is uncertain whether further review will be sought.

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

         The Global Settlement and the Trilateral Agreement approved by the trial court have so far been upheld on appeal as noted hereinabove, but are subject to further potential appeal review. There is limited precedent with
                                      (13)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

settlements which determine the rights of future claimants to seek relief, and the outcome of any efforts to obtain further appellate review cannot be predicted. It is extremely difficult to assess the magnitude of Casualty's potential liability for such future claimants if neither the approval of the Global Settlement nor the Trilateral Agreement is ultimately upheld, keeping in mind that Casualty's potential liability is limited to persons exposed to asbestos prior to the termination of the policy in 1959.

         Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed for exposure starting after 1959. As indicated above, as of June 30, 1996, Casualty, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 134,200 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Casualty is not a party.

         Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiffs' counsel in August 1993, the expected settlement for approximately 47,750 claims for exposure to asbestos both prior to and after 1959 is currently averaging approximately $13,300 per claim for the before 1959 claims processed through June 30, 1996. Based on reports by Fibreboard, between September 1988 and April 1993, Fibreboard resolved approximately 40,000 claims, approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Casualty. Casualty intervened and settled these claims for approximately $74,000 on average, with a portion of the payment contingent on final approval on appeal of the Global Settlement or the Trilateral Agreement, and if neither is finally approved, subject to resolution of the coverage appeal.

         Casualty believes that as a result of the Global Settlement and the Trilateral Agreement it has greatly reduced the uncertainty of its exposure with respect to the Fibreboard matter. However, if neither the Global Settlement, nor the Trilateral Agreement is ultimately upheld , in light of the factors discussed herein the range of Casualty's potential liability cannot be meaningfully estimated and there can be no assurance that the reserves established would be sufficient to pay all amounts which ultimately could become payable in respect of asbestos-related bodily injury liabilities.

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

                                      (14)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


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

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate exposure to CNA for environmental pollution claims cannot be meaningfully quantified. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and case law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to adjustment based on new data. As of June 30, 1996 and December 31, 1995, CNA carried approximately $859 million and $1,030 million, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported environmental pollution claims. The decrease in carried reserves is substantially due to claim payments. Adverse environmental reserve development of $241 million for the year ended December 31, 1995 includes $60 million related to Continental and results from CNA's on-going monitoring of settlement patterns, current pending cases and potential

                                      (15)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

future claims. The foregoing reserve information relates to claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion.

         CNA  has  exposure  to   asbestos-related   claims,   including   those
attributable to CNA's on-going litigation with Fibreboard Corporation. A detailed discussion of CNA's litigation with Fibreboard Corporation regarding asbestos-related bodily injury claims is discussed at the beginning of this note. Estimation of asbestos-related claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage. As of June 30, 1996 and December 31, 1995, CNA carried approximately $2,101 million and $2,224 million, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported asbestos-related claims. Unfavorable reserve development for the six months ended June 30, 1996 and the year ended December 31, 1995, totaled $26 million and $258 million, respectively.

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

|-----------------------------------------------------------------------------------------|
|                                                                                         |
|RESERVE SUMMARY                          JUNE 30, 1996             DECEMBER 31, 1995     |
|                              -----------------------------------------------------------|
|                                ENVIRONMENTAL      ASBESTOS   ENVIRONMENTAL    ASBESTOS  |
|                                                                                         |
|-----------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                 |
|                                                                                         |
|Gross reserves:                                                                          |
|         Reported claims      $      372        $ 1,880      $   337          $ 1,963    |
|         Unreported claims           621            307          839              358    |
|                                  ------         ------       ------           ------    |
|                                     993          2,187        1,176            2,321    |
|Less reinsurance recoverable        (134)           (86)        (146)             (97)   |
|-----------------------------------------------------------------------------------------|
|NET RESERVES                  $      859        $ 2,101      $ 1,030          $ 2,224    |
|=========================================================================================|

                                      (16)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - concluded


NOTE F. Debt:

Long and short-term borrowings consisted of the following:

|--------------------------------------------------------------------------------------------------|
|LONG AND SHORT-TERM DEBT                                           June 30        December 31     |
|(In millions of dollars)                                            1996              1995        |
|--------------------------------------------------------------------------------------------------|
|Long-term:                                                                                        |
|   Acquisition debt:                                                                              |
|     Credit Facility                                            $    675.0       $    825.0       |
|     Commercial Paper                                                650.0            500.0       |
|   Senior Notes:                                                                                  |
|     8 7/8%, due March 1, 1998                                       149.4            149.2       |
|     8 1/4%, due April 15, 1999                                      102.9            102.8       |
|     7 1/4%, due March 1, 2003                                       146.3            145.4       |
|     6 1/4%, due November 15, 2003                                   248.3            248.2       |
|     8 3/8%, due August 15, 2012                                      98.3             97.9       |
|   71/4% Debenture, due November 15, 2023                            247.1            247.1       |
|   11% Secured Mortgage Notes, due June 20, 2013                     390.8            386.6       |
|   8% - 13.7% Secured Capital Leases, due December 31, 2011           46.6             46.0       |
|   Other                                                              22.6             19.7       |
|                                                                ----------        ---------       |
|     Total long-term debt                                          2,777.3          2,767.9       |
|Short-term                                                             2.9            257.6       |
|                                                                -----------       ---------       |
|     Total debt                                                 $  2,780.2       $  3,025.5       |
|                                                                   ========         =======       |
|                                                                                                  |
|--------------------------------------------------------------------------------------------------|

         To finance the acquisition of Continental (including the refinancing of $205 million of Continental debt) CNA entered into a five-year $1.325 billion revolving credit facility. The average interest rate on the borrowings under the revolver at June 30, 1996 was 5.74%. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

         In 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors to replace a like amount of bank financing. In the first half of 1996 CNA increased commercial paper borrowings by $150 million replacing a like amount of bank financing. The weighted-average rate on commercial paper at June 30, 1996 was 5.62%. The commercial paper borrowings are classified as long-term as $650 million of the committed bank facility will support the commercial paper program.

         On July 22, 1996 CNA increased its commercial paper borrowings by $25 million replacing a like amount of bank financing. As of August 1, 1996, the outstanding loans under the revolving credit facility were $650 million. There was no unused borrowing capacity under the facility after the effects of the commercial paper program.

         CNA entered into interest rate swap agreements with several banks which terminate from May to December, 2000. The effect of these interest rate swaps was to increase interest expense by $2.2 million for the six months ended June 30, 1996.

         The weighted average interest rate on the acquisition debt, which includes the revolving credit facility, commercial paper, and the effect of the interest rate swaps, was 6.42 % on June 30, 1996.

         On March 1, 1996, CNA repaid at the due date $250 million of 8 5/8% senior notes. These notes were classified as short-term debt in 1995.

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

CNA Financial Corporation (CNA) is the parent company of the CNA Insurance Companies. The CNA Insurance Companies, the largest writer of commercial property and casualty insurance is comprised of Continental Casualty Company and its subsidiaries, Continental Assurance Company and its subsidiaries and The Continental Corporation, acquired on May 10, 1995, and its subsidiaries. The CNA Insurance Companies provide property and casualty coverages, life, accident and health insurance.

RESULTS OF OPERATIONS:

         The following chart summarizes key components of operating results for the six months and quarter ended June 30, 1996 and 1995. Results of operations include The Continental Corporation subsequent to May 10, 1995.


|--------------------------------------------------------------------------------------------------------|
|PERIOD ENDED JUNE 30                                      SECOND QUARTER               SIX MONTHS       |
|(In millions of dollars)                              1996           1995        1996             1995  |
|--------------------------------------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED INVESTMENT                                                        |
|GAINS/LOSSES):                                                                                          |
|Revenues:                                                                                               |
|  Premiums:                                                                                             |
|    Property/Casualty                              $ 2,478.7      $ 2,162.8     $  4,986.4     $ 3,947.3|
|    Life                                               842.0          706.1        1,627.4       1,437.6|
|                                                    --------       --------        -------      --------|
|                                                     3,320.7        2,868.9        6,613.8       5,384.9|
|  Net investment income                                558.1          514.7        1,135.6         945.6|
|  Other                                                143.8           69.8          283.4         139.9|
|                                                    --------       --------        -------      --------|
|                                                     4,022.6        3,453.4        8,032.8       6,470.4|
|Benefits and expenses                                3,805.2        3,287.3        7,625.8       6,137.8|
|                                                    --------       --------        -------      --------|
|  Operating income before income tax                   217.4          166.1          407.0         332.6|
|Income tax expense                                     (65.9)         (38.9)        (110.2)        (73.8|
|                                                    --------       --------       --------      --------|
|  Net operating income                             $   151.5       $  127.2      $   296.8       $ 258.8|
|                                                    ========      ==========      ========      ========|
|SUPPLEMENTAL FINANCIAL DATA:                                                                            |
|Net operating income (loss) by group:                                                                   |
|  Property/Casualty                                $   146.2      $   121.7   $      297.8     $   239.6|
|  Life                                                  25.7           23.5           54.6          48.5|
|  Other                                                (20.4)         (18.0)         (55.6)        (29.3|
|                                                      ------       --------       ---------     --------|
|                                                       151.5          127.2          296.8         258.8|
|                                                      ------       --------       ---------     --------|
|Net realized investment gains (losses) by group:                                                        |
|  Property/Casualty                                     45.7           76.7          180.2          85.7|
|  Life                                                   8.1           52.2           57.0          63.7|
|  Other                                                 (3.2)           0.6           (2.6)          1.3|
|                                                      -------      --------       ---------     --------|
|                                                        50.6          129.5          234.6         150.7|
|                                                      -------      --------       ---------     --------|
|Net income (loss) by group:                                                                             |
|  Property/Casualty                                    191.9          198.4          477.9         325.3|
|  Life                                                  33.8           75.7          111.6         112.2|
|  Other                                                (23.6)         (17.4)         (58.1)        (28.0|
|                                                     --------      --------        --------     --------|
|                                                   $   202.1      $   256.7    $     531.4      $   409.|
|                                                     ========      ========        ========      =======|
|========================================================================================================|

                                      (18)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


Consolidated Results
- --------------------

         CNA reported earnings for the first half of 1996 that reflected improved operating results despite increased weather-related catastrophe losses from winter storms. Earnings were also boosted by substantial capital gains.

         Net operating income which excludes net realized investment gains, was $296.8 million, or $4.76 per share, for the first six months of 1996 compared to net operating income of $258.8 million, or $4.13 per share, for the first six months of 1995. Net operating income for the second quarter was $151.5 million, or $2.44 per share, compared with $127.2 million, or $2.03 per share, for the same quarter in 1995. CNA's income in the first half of 1996 is net of pretax losses of $208.0 million related to catastrophe claims; pretax catastrophe losses in the first half of 1995 were $78.0 million.

         Realized investment gains, net of tax, for the first half of 1996 were $234.6 million, or $3.79 per share, compared to net realized investment gains for the first half of 1995 of $150.7 million, or $2.44 per share. The components of the net realized investment gains (losses) are as follows:

      |----------------------------------------------------------------------|
      |REALIZED INVESTMENT GAINS(LOSSES)                                     |
      |SIX MONTHS ENDED JUNE 30                           1996         1995  |
      |(In millions of dollars)                                              |
      |----------------------------------------------------------------------|
      |Bonds:                                                                |
      |  U.S. Government                                $ 112.4      $  97.9 |
      |  Tax exempt                                         9.5         17.9 |
      |  Asset-backed                                      21.3         33.9 |
      |  Taxable                                           44.8         (4.7)|
      |                                                    ----       -------|
      |     Total bonds                                   188.0        145.0 |
      |Stocks                                             129.2         51.7 |
      |Derivative securities                               12.0         (7.2)|
      |Separate accounts and other                         48.6         52.1 |
      |                                                    ----       ------ |
      |  Realized investment gains  reported in revenues  377.8        241.6 |
      |Participating policyholders' interest              (12.5)        (6.9)|
      |Income tax expense                                (130.7)       (84.0)|
      |                                                  -------      -------|
      |     Net realized investment gains                $234.6      $ 150.7 |
      |======================================================================|


         Net income was $531.4 million, or $8.55 per share, compared to $409.5 million, or $6.57 per share, for the first six months of 1995. Net income for the second quarter was $202.1 million, or $3.25 per share, compared with a net income of $256.7 million, or $4.12 per share, for the second quarter of 1995.

                                      (19)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


Property/Casualty Operations
- ----------------------------

|---------------------------------------------------------------------------------------------------|
|PROPERTY/CASUALTY GROUP                              SECOND QUARTER               SIX MONTHS       |
|PERIOD ENDED JUNE 30                                1996         1995          1996        1995    |
|(In millions of dollars)                                                                           |
|---------------------------------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED                                                              |
|  INVESTMENT GAINS/LOSSES):                                                                        |
|Revenues:                                                                                          |
|  Premiums                                       $ 2,478.7     $ 2,162.8    $ 4,986.4    $ 3,947.3 |
|  Net investment income                              458.2         423.2        939.7        766.4 |
|  Other                                              126.5          62.7        241.1        116.0 |
|                                                  --------     ---------     --------     -------- |
|                                                   3,063.4       2,648.7      6,167.2      4,829.7 |
|Benefits and expenses                              2,848.2       2,491.7      5,761.5      4,527.3 |
|                                                   -------       -------      -------      ------- |
|  Income before income tax                           215.2         157.0        405.7        302.4 |
|Income tax expense                                   (69.0)        (35.3)      (107.9)       (62.8)|
|                                                 ----------    ----------   ----------   ----------|
|  Net operating income  (excluding realized                                                        |
|    investment gains/losses)                     $   146.2     $   121.7    $   297.8     $  239.6 |
|===================================================================================================|

         Property/casualty revenues, excluding net realized investment gains/losses, increased 27.7% for the six months ended June 30, 1996 to $6.2 billion compared to the same period a year ago. Property/casualty earned premium increased $1.0 billion, or 26.3% from the prior years comparable period.

         The increase in earned premium is primarily resulting from the inclusion of Continental business for the full six months offset by a decline in workers compensation premium.

     Property/casualty profitability, as measured by pretax operating income before realized gains, continued to show improvement in the second quarter. Operating results include reduced underwriting expenses as a percentage of premium, as well as continued favorable loss trends in workers compensation business, partially offset by increased weather related catastrophe costs. CNA incurred pre-tax catastrophe losses of approximately $208.0 million and $114.5 million in the first half and second quarter of 1996 compared to $78.0 million and $55.0 million for the respective periods in 1995. The second quarter 1996 catastrophe loss of $114.5 million includes approximately $33 million of adverse development on first quarter catastrophe losses. The reduction in underwriting expenses noted above reflect economies of scale achieved by merging the operations of Continental into CNA.

     Pretax operating income excluding net realized investment gains/losses for the property/casualty insurance subsidiaries was $405.7 million and $215.2 million for the first six months and three months ended June 30, 1996 compared to $302.4 million and $157.0 million for the same period a year ago. Investment income increased 22.6% and 8.3% for the six and three months ended June 30, 1996 to $939.7 million and $458.2 million, respectively, when compared with the comparable periods a year ago of $766.4 million and $423.2 million, respectively. Underwriting losses for the six and three months ended June 30, 1996, were $534.0 million and $243.0 million, compared to $464.0 million and $266.2 million for the same period in 1995. These changes were the result of the inclusion of Continental for the full six months of 1996.

         The net income of CNA's property/casualty insurance subsidiaries, excluding net realized investment gains/losses, was $297.8 and $146.2 million for the six and three months ended June 30, 1996, compared to $239.6 million and $121.7 million for the same periods in 1995. Net realized investment gains for

                                      (20)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

the six and three months ended June 30,1996 were $180.2 million and $45.7 million, compared to $85.7 million and $76.7 million in the comparable periods of 1995.

LIFE OPERATIONS

|--------------------------------------------------------------------------------------------------|
|LIFE GROUP                                           SECOND                     SIX MONTHS        |
|PERIOD ENDED JUNE 30                                 QUARTER                                      |
|(In millions of dollars)                       1996            1995           1996         1995   |
|--------------------------------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED                                                             |
| INVESTMENT GAINS/LOSSES):                                                                        |
|Revenues:                                                                                         |
|  Premiums                                      $  846.6     $  714.4     $  1,639.7    $1,451.7  |
|  Net investment income                             99.6         89.6          196.5       177.2  |
|  Other                                             17.4          6.7           42.4        23.9  |
|                                                 -------      -------       --------     -------  |
|                                                   963.6        810.7        1,878.6     1,652.8  |
|Benefits and expenses                              923.4        774.2        1,792.5     1,577.8  |
|                                                 -------      -------       --------     -------  |
|  Income before income tax                          40.2         36.5           86.1        75.0  |
|Income tax expense                                 (14.5)       (13.0)         (31.5)      (26.5) |
|                                                 --------     -------       ---------    -------  |
|  Net operating income (excluding realized                                                        |
|    investment gains/losses)                   $    25.7      $  23.5     $     54.6    $   48.5  |
|==================================================================================================|

         CNA continues to build on the momentum established last year with the introduction of new individual life and annuities products.

     Life revenues, excluding realized investment gains, were $1.9 billion, up 13.7% for the six months ended June 30, 1996 compared to the same period a year ago. Life premium revenues for the second quarter in 1996 were $1.6 billion, up 13.0% from the same quarter in 1995, with the primary growth in the individual life business, which markets term, universal life and annuities. Investment income increased 10.9% compared to the same period a year ago due to a larger asset base generated from increased cashflows from premium growth. The bond segment of the life investment portfolio, which is the primary investment segment, yielded 6.8% in the first half of 1996 compared with 6.9% for the same period a year ago.

     Pretax operating income for the life insurance subsidiaries, excluding net realized investment gains/losses, was $86.1 million and $40.2 million for the six and three months ended June 30, 1996, compared to $75.0 million and $36.5 million for the same period in 1995. The increase in pretax operating income is primarily due to increased investment income.

         CNA's life insurance subsidiaries' net income excluding net realized investment gains/losses was $54.6 million and $25.7 million for the six and three months ended June 30, 1996 compared to $48.5 million and $23.5 million for the same period in 1995. Net realized investment gains for the six and three months ended June 30, 1996 were $57.0 million and $8.1 million, compared to $63.7 million and $52.2 million for the same periods of 1995.

                                      (21)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

INVESTMENTS:

|-----------------------------------------------------------------------------|------------------------------|
|SUMMARY OF GENERAL ACCOUNT INVESTMENTS AT MARKET VALUE                       |Six months ended June 30, 1996|
|                                                                             |---------------|--------------|
|                                                                             |  Change in    |              |
|                                                      June 30     December 31|Net Unrealized |   Realized   |
|(In millions of dollars)                               1996          1995    |Gains(losses)  | Gains(losses)|
|-----------------------------------------------------------------------------|---------------|--------------|
|Fixed maturity securities:                                                   |               |              |
|U. S. Treasury securities and                                                |               |              |
|  obligations of government agencies                $   9,991     $  13,542  |     $(599)    |     $ 112    |
|Asset-backed securities                                 6,023         6,086  |      (227)    |        21    |
|Tax exempt securities                                   4,313         3,603  |      (118)    |        10    |
|Taxable                                                 7,610         7,214  |      (250)    |        45    |
|                                                     --------      --------  |      -----    |      ----    |
|   Total fixed maturity securities                     27,937        30,445  |    (1,194)    |       188    |
|Stocks                                                    985           918  |        (3)    |       129    |
|Short-term investments and other                        6,169         4,482  |         -     |        (7)   |
|Derivative security investments                             3            41  |         -     |        12    |
|                                                     --------      --------  |      -----    |      ----    |
|   Total investments                                $  35,094     $  35,886  |    (1,197)    |       322    |
|                                                     ========      ========  |               |              |
|Separate accounts and discontinued operations                                |      (138)    |        56    |
|Participating policyholders' interest                                        |        23     |       (12)   |
|Income tax  benefit (expense )                                               |       424     |      (131)   |
|                                                                             |      ----     |      -----   |
|   Net investment gains (losses)                                             |     $(888)    |     $ 235    |
|                                                                             |      =====    |      ====    |
|-----------------------------------------------------------------------------|---------------|--------------|
|--------------------------------------------------------------------------|
|SHORT-TERM INVESTMENTS:                                                   |
|--------------------------------------------------------------------------|
|Security repurchase collateral                       $   909       $   776|
|Escrow  account                                        1,063         1,045|
|Other                                                  3,556         1,904|
|                                                       -----         -----|
|   Total short-term investments                       $5,528       $ 3,725|
|                                                       =====         =====|
|--------------------------------------------------------------------------|

         CNA's general account investment portfolio is managed to maximize after-tax investment return, while minimizing credit risks, with investments concentrated in high quality securities to support its insurance underwriting operations.

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

                                      (22)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


         The general account portfolio consists primarily of high quality marketable fixed maturity securities, approximately 92% of which are rated as investment grade. At June 30, 1996, tax-exempt securities and short-term investments, excluding collateral for securities sold under repurchase agreements, comprised approximately 12% and 13%, respectively, of the general account's total investment portfolio compared to 10% and 8%, respectively, at December 31, 1995. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. At June 30, 1996, the major components of the short-term investment portfolio consist primarily of high-grade commercial paper and U.S. Treasury bills. Collateral for securities sold under repurchase agreements increased $127 million to $903 million.

         As of June 30, 1996, the market value of CNA's general account investments in fixed maturities was $27.9 billion and was less than amortized cost by approximately $134 million. This compares to a market value of $ 30.4 billion and $1,059 million of net unrealized investment gains at December 31, 1995. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at June 30, 1996, were $357 million and $491 million, respectively, compared to $1,136 million and $77 million, respectively, at December 31, 1995. The change in unrealized investment gains on the fixed maturity portfolio of $1,194 million for the six months ended June 30, 1996 is attributable, in large part, to increases in interest rates which have an adverse effect on bond prices.

         Net unrealized investment losses on general account fixed maturities at June 30, 1996 include net unrealized losses on high yield securities of $24 million, compared to net unrealized gains of $67 million at December 31, 1995. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $2.3 billion at June 30, 1996, compared to $1.9 billion at December 31, 1995.

         CNA's general account also maintains an equity securities portfolio, the fair value of which was $985 million at June 30, 1996 compared to cost of $806 million reflecting unrealized gains of approximately $179 million. The fair value of the equity securities portfolio in the general account was $918 million at December 31, 1995 compared to a cost of $736 million, reflecting unrealized appreciation of approximately $182 million.

         At June 30, 1996, total separate account cash and investments amounted to $5.6 billion with taxable fixed maturity securities representing approximately 85% of the separate accounts' portfolio. Approximately 82% of separate account investments are used to fund guaranteed investments for which Continental Assurance Company guarantees principal and a specified return to the contractholders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $4.0 billion compared to $4.8 billion at December 31, 1995. At June 30, 1996, amortized cost was greater than the fair value by approximately $23 million. This compares to an unrealized gain of $53 million at December 31, 1995. The gross unrealized investment gains and losses for the guaranteed investment fixed maturity securities portfolio at June 30, 1996, were $67 million and $90 million, respectively.

                                      (23)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continue

         Carrying values of high yield securities in the guaranteed investment portfolio were $688 million at June 30, 1996 and $944 million December 31, 1995. Net unrealized investment losses on such high yield securities held were $28 million at June 30, 1996, compared to $14 million at December 31, 1995.

         High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of June 30, 1996, CNA's concentration in high yield bonds including separate accounts was approximately 5% of total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

         Included in CNA's fixed maturity securities at June 30, 1996 (general and guaranteed investment portfolios) are $8.2 billion of asset-backed securities, consisting of approximately 32% in collateralized mortgage obligations ("CMO's"), 9% in corporate asset-backed obligations, and 59% in U.S. Government issued pass-through certificates. The majority of CMO's held are U.S. Government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At June 30, 1996, the fair value of asset-backed securities was more than amortized cost by approximately $74 million compared to unrealized investment gains of $200 million at December 31, 1995. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

         Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At June 30, 1996, 54% of the general account's fixed maturity securities portfolio was invested in U.S. Government securities, 19% in other AAA rated securities and 14% in AA and A rated securities. CNA's guaranteed investment portfolio includes fixed maturity securities comprised of 34% U.S. Government securities, 18% in other AAA rated securities and 18% in AA and A rated securities. These ratings are primarily from Standard & Poor's.

FINANCIAL CONDITION:

|----------------------------------------------------------------------------|
|FINANCIAL POSITION                                 JUNE 30     DECEMBER 31  |
|(In millions of dollars, except per share data)     1996            1995    |
|----------------------------------------------------------------------------|
|                                                                            |
|Assets                                           $60,106.7        $59,901.8 |
|Stockholders' Equity                               6,376.4          6,735.5 |
|Unrealized Net Appreciation (Depreciation)                                  |
| Included in Stockholders' Equity                     45.5            933.1 |
|Book Value per Common Share                         100.75           106.56 |
|----------------------------------------------------------------------------|

         CNA's assets increased approximately $204.9 million to $60.1 billion as of June 30, 1996. CNA's investment portfolio decreased by $791.9 million reflecting a reduction in pretax unrealized gains of $1.2 billion from December 31, 1995 to $35.1 billion as discussed in the investments section above.

         During the first six months of 1996, CNA's stockholders' equity decreased by $359 million, or 5.3%, to approximately $6.4 billion. The major component of this change was a $888 million decrease in unrealized appreciation, net of tax, primarily related to changes in market values of debt securities. Debt security carrying values are highly susceptible to changes in interest rates and were unfavorably affected by a general increase in interest rates that occurred in the latter part of the first quarter of 1996 and continued throughout the second quarter.

                                      (24)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


         The statutory surplus of the property/casualty subsidiaries decreased 2.5% to approximately $5.8 billion. The decrease resulted from the payment of dividends from the insurance subsidiaries to the parent company. Such dividends were used, in part, to repay $250 million in senior notes. The statutory surplus of the life insurance subsidiaries remained at $1.1 billion.

         CNA and the insurance industry are exposed to an unknown amount of liability for environmental pollution, primarily related to toxic waste site clean-up. Refer to Note E of Notes to the Condensed Consolidated Financial Statements for further discussion of environmental pollution exposures.

LIQUIDITY AND CAPITAL RESOURCES:

         The principal operating cash flow sources of CNA's property/casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

         For the first six months of 1996, CNA's operating activities used cash flows of approximately $113 million, compared with positive cash flow of $625 million in 1995. The decrease is primarily the result of cash flows used by underwriting activities, higher payment for federal income taxes and increased interest payments.

         Net cash flows from operations are generally invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

         To finance the acquisition of Continental (including the refinancing of $205 million of Continental debt) CNA entered into a five-year $1.325 billion revolving credit facility. The average interest rate on the borrowings under the revolving credit facility at June 30, 1996 was 5.74%. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

         To offset the variable rate characteristics of the facility, CNA entered into five-year interest rate swap agreements with several banks. These agreements convert variable rate debt into fixed rate debt resulting in fixed rates on notional amounts of $1.2 billion. The effect of these interest rate swaps was to increase interest expense by $2.2 million and $3.8 million for the quarter and six months ended June 30, 1996.

         In 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors to replace a like amount of bank financing. In the first half of 1996 CNA increased commercial paper borrowings by $150 million replacing a like amount of bank financing. The weighted-average yield on commercial paper at June 30, 1996 was 5.62%. The commercial paper borrowings are classified as long-term as $650 million of the committed bank facility supports the commercial paper program.

         On July 22, 1996 CNA increased its commercial paper borrowings by $25 million replacing a like amount of bank financing. As of August 1, 1996, the

                                      (25)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

outstanding loans under the revolving credit facility were $650 million. There was no unused borrowing capacity under this facility after the effects of the commercial paper program.

         The weighted-average interest rate (interest and facility fees) on the acquisition debt, which includes the revolving credit facility, commercial paper and the effect of the interest rate swaps, was 6.42% at June 30, 1996.

         On March 1, 1996, CNA repaid at the due date $250 million of 8 5/8% senior notes.

The chart below lists the current insurance ratings for CNA's Continental Casualty Company Intercompany Pool, Continental Insurance Company Intercompany Pool and Continental Assurance Company. Also shown are the ratings on the senior debt of both CNA Financial Corporation (CNA) and The Continental Corporation (Continental) and CNA's commercial paper and preferred stock.


|-----------------|----------------------------------|------------------------------------------------|
|                 |         INSURANCE RATINGS        |             DEBT AND STOCK RATINGS             |
|                 |----------------------------------|------------------------------------------------|
|                 |         Financial Strength       |                                                |
|                 |----------|-----------|-----------|                                                |
|                 |          |           |           |                  CNA             | Continental |
|                 |          |           |           |-----------|-----------|----------|-------------|
|                 |          |           |           |Senior Debt|Commercial |Preferred |Senior Debt  |
|                 |  CCC     |   CAC     |  CIC      |           |  Paper    |  Stock   |             |
|                 |----------|-----------|-----------|           |           |          |             |
|                 |          |           |           |-----------|-----------|----------|-------------|
|                 |          |           |           |           |           |          |             |
|A.M. Best        |   A      |    A      |   A-      |     -     |    -      |    -     |     -       |
|                 |          |           |           |           |           |          |             |
|                 |          |           |           |           |           |          |             |
|Moody's          |   A1     |    A1     |   A2      |    A3     |    P2     |    a3    |   Baa1      |
|                 |          |           |           |           |           |          |             |
|                 |----------|-----------|-----------|           |           |          |             |
|                 |       Claims Paying Ability      |           |           |          |             |
|                 |----------|-----------|-----------|           |           |          |             |
|                 |          |           |           |           |           |          |             |
|Standard & Poor's|   A+     |    AA     |   A-      |    A-     |    A2     |    A-    |   BBB-      |
|                 |          |           |           |           |           |          |             |
|                 |          |           |           |           |           |          |             |
|Duff & Phelps    |  AA-     |    AA     |   -       |    A-     |    -      |    A-    |     -       |
|-----------------|----------|-----------|-----------|-----------|-----------|----------|-------------|
|                 |          |           |           |           |           |          |             |
|-----------------|----------|-----------|-----------|-----------|-----------|----------|-------------|

                                      (26)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - concluded


Accounting Standards:

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement applies to financial statements for fiscal years beginning after December 15, 1995. This Statement did not have a significant impact on CNA.

         In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The requirements of this Statement will generally be effective for 1996 financial statements. This Statement has no impact on the results of operations of CNA as the Company has no compensation which qualifies.

     In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement establishes accounting standards based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and serving of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. This Statement will not have a significant impact on CNA.

                                      (27)

                            CNA FINANCIAL CORPORATION

                            PART II OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Set forth below is information relating to the 1996 Annual Meeting of Shareholders of CNA Financial Corporation.

The annual meeting was called to order at 10:00 A.M., May 1, 1996. Represented at the meeting, in person or by proxy, were 55,877,082 shares, approximately 90.419% of the issued and outstanding shares entitled to vote.

The following business was transacted:

Election of Directors
- ---------------------
Over 99.0% of the votes cast for directors were votes for the election of the following directors. The number of votes cast FOR and WITHHELD with respect to each director were as follows:

                                        Votes For       Votes Withheld
                                        ----------      --------------
            Antoinette Cook Bush        55,638,333          238,749
            Dennis H. Chookaszian       55,639,828          237,254
            Philip L. Engel             55,639,732          237,350
            Robert P. Gwinn             55,636,703          240,379
            Edward J. Noha              55,268,528          608,554
            Joseph Rosenberg            55,639,732          237,350
            Richard L. Thomas           55,268,532          608,550
            James S. Tisch              55,639,159          237,923
            Laurence A. Tisch           55,638,769          238,313
            Preston R. Tisch            55,639,094          237,988
            Marvin Zonis                55,638,058          239,024

Ratification of the Appointment of Independent Certified Public Accountants
- ---------------------------------------------------------------------------
The appointment of Deloitte & Touche LLP as independent public auditors for the Company was ratified by a vote of 55,863,570 shares or 99.976% of the shares voting. 4,013 shares or approximately 0.007% of the shares voting, were cast against, and 9,499 shares, or approximately 0.017% of the shares voting, abstained.

Ratification of the Incentive Compensation Plan
- -----------------------------------------------
The approval of the Incentive Compensation Plan for Certain Executive Officers was ratified by a vote of 55,674,558 shares of 99.717% of the shares voting. 139,508 shares or approximately 0.226% of the shares voting, were cast against, and 18,627 shares, or approximately 0.030% of the shares voting, abstained.

                                      (28)

                            CNA FINANCIAL CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                  Description of Exhibit
                                                       Exhibit          Page
                                                        Number         Number
                                                       -------        --------
(11)  Computation of Net Income per Common Share          11             31
(27)  Financial Data Schedule                             27             32

(b)  REPORTS ON FORM 8-K:
         There were no reports on Form 8-K for the three months ended June 30, 1996.

                                      (29)

                            CNA FINANCIAL CORPORATION

                      PART II OTHER INFORMATION - Concluded

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CNA FINANCIAL CORPORATION


Date:  August 14, 1996         By: S/PETER E. JOKIEL
       ---------------             ---------------
                                    Peter E. Jokiel
                                    Senior Vice President and
                                    Chief Financial Officer

                                      (30)