Form 10-Q
period 1996-09-30
CNA FINANCIAL CORP
filed 1996-11-14
CIK 21175

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


For the Quarterly Period Ended September 30, 1996  Commission File Number 1-5823

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding at November 1, 1996
-----------------------------------             -------------------------------
Common Stock, Par value $2.50                              61,798,262

--------------------------------------------------------------------------------

                                Page (1) of (30)

                            CNA FINANCIAL CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEET
     SEPTEMBER 30, 1996 (Unaudited) and DECEMBER 31, 1995..............     3

   STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
     FOR THE THREE AND NINE MONTHS ENDED
     SEPTEMBER 30, 1996 AND 1995.......................................     4

   STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (Unaudited)
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.............     5

   STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.............     6

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS (Unaudited) SEPTEMBER 30, 1996.........................     7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.........................................    16


PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...........................    27

SIGNATURES.............................................................    28

EXHIBIT 11  COMPUTATION OF NET INCOME PER COMMON SHARE.................    29

EXHIBIT 27  FINANCIAL DATA SCHEDULE....................................    30


                                      (2)

                                              CNA FINANCIAL CORPORATION

                                              CONSOLIDATED BALANCE SHEET


-------------------------------------------------------------------------------------------------------------------
                                                                                        September 30   December 31
                                                                                            1996          1995
(In millions of dollars)                                                                 (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Assets
     Investments:
         Fixed maturities available for sale:(cost $27,057.2 and $29,385.4)............  $27,037.6     $30,444.7
         Equity securities available for sale:(cost $778.4 and $736.3) ................      975.2         917.7
         Mortgage loans and real estate:(less accumulated depreciation $4.2 and $3.6 )       134.8         122.4
         Policy loans..................................................................      175.9         177.2
         Other invested assets.........................................................      383.6         499.9
         Short-term investments........................................................    6,162.2       3,724.5
                                                                                        ----------     ---------
              Total investments........................................................   34,869.3      35,886.4
    Cash...............................................................................      264.8         221.6
    Insurance receivables:
         Reinsurance receivables ......................................................    7,273.2       7,169.1
         Other insurance receivables...................................................    6,086.2       5,302.4
         Less allowance for doubtful accounts..........................................     (279.8)       (288.7)
    Deferred acquisition costs.........................................................    1,777.8       1,493.3
    Accrued investment income..........................................................      493.3         545.4
    Receivables for securities sold....................................................      585.1         185.2
    Federal income taxes recoverable:(includes $55.8 and $153.0 due from Loews)  ......       34.2         132.7
    Deferred income taxes..............................................................    1,673.9       1,254.9
    Property and equipment at cost:(less accumulated depreciation $429.0 and $313.7) ..      605.2         584.7
    Prepaid reinsurance premiums.......................................................      373.3         495.4
    Intangibles........................................................................      426.7         456.3
    Other assets.......................................................................      900.4         595.0
    Separate Account business..........................................................    5,711.5       5,868.1
-----------------------------------------------------------------------------------------------------------------
           Total assets                                                                  $60,795.1     $59,901.8
=================================================================================================================

                                            CNA FINANCIAL CORPORATION

                                      CONSOLIDATED BALANCE SHEET - continued


-------------------------------------------------------------------------------------------------------------------
                                                                                        September 30   December 31
                                                                                            1996          1995
(In millions of dollars)                                                                 (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Liabilities:
    Insurance reserves:
         Claim and claim expense.......................................................  $31,589.0     $32,032.4
         Unearned premiums.............................................................    4,786.3       4,549.4
         Future policy benefits........................................................    3,990.6       3,515.9
         Policyholders' funds..........................................................      707.4         705.0
    Securities sold under repurchase agreements........................................      602.6         774.1
    Payables for securities purchased..................................................      661.1         163.3
    Participating policyholders' equity................................................      121.5         140.1
    Short-term debt....................................................................        0.0         257.6
    Long-term debt.....................................................................    2,774.0       2,767.9
    Other liabilities..................................................................    3,140.3       2,392.5
    Separate Account business..........................................................    5,711.5       5,868.1
                                                                                          --------      --------
            Total liabilities..........................................................   54,084.3      53,166.3
                                                                                          --------      --------
Commitments and contingent liabilities Stockholders' equity:
    Common stock ($2.50 par value; Authorized - 200,000,000 shares;
        Issued - 61,841,969 shares)....................................................      154.6         154.6
    Preferred stock....................................................................      150.0         150.0
    Additional paid-in capital.........................................................      434.7         434.7
    Retained earnings..................................................................    5,830.9       5,065.6
    Net unrealized investment gains ...................................................      143.1         933.1
    Treasury stock, at cost............................................................       (2.5)         (2.5)
                                                                                           -------       -------
            Total stockholders' equity.................................................    6,710.8       6,735.5
------------------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity                                   $60,795.1     $59,901.8
==================================================================================================================

                         See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                      (3)

                                              CNA FINANCIAL CORPORATION

                                         STATEMENT OF CONSOLIDATED OPERATIONS
                                                       (Unaudited)

---------------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                THIRD QUARTER                 NINE MONTHS
                                                     1996            1995           1996         1995*
(In millions of dollars, except per share data)
---------------------------------------------------------------------------------------------------------
Revenues:
  Premiums.........................................$3,435.3        $3,196.2      $10,049.0      $8,581.1
  Net investment income............................   540.3           552.0        1,675.9       1,497.6
  Realized investment gains .......................   109.3            97.7          487.1         339.3
  Other............................................   170.7           155.0          454.1         294.9
                                                   --------        ---------      --------      ---------
                                                    4,255.6         4,000.9       12,666.1      10,712.9
                                                   --------        ---------      --------      ---------
Benefits and expenses:
  Insurance claims and policyholders' benefits..... 2,839.5         2,740.9        8,400.9       7,314.8
  Amortization of deferred acquisition costs.......   601.5           480.2        1,568.5       1,262.9
  Other operating expenses.........................   464.4           472.1        1,469.7       1,204.5
  Interest expense.................................    50.9            64.8          155.4         120.5
                                                   --------        ---------    ----------      ---------
                                                    3,956.3         3,758.0       11,594.5       9,902.7
                                                   --------        ---------    ----------      ---------
    Income before income tax.......................   299.3           242.9        1,071.6         810.2
Income tax expense.................................    60.8            76.6          301.7         234.4
                                                   --------        ---------    ----------      ---------
    Net income                                     $  238.5        $  166.3      $   769.9     $   575.8
=========================================================================================================

EARNINGS PER SHARE
Net income ........................................$  3.83        $   2.66      $     12.38    $  9.23
                                                   ========        =========    ===========    ==========

Weighted average outstanding shares of
common stock (in millions of shares)...............  61.8            61.8             61.8        61.8
=========================================================================================================

* Includes results of The Continental Corporation from May 10, 1995.

                     See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                      (4)

                                            CNA FINANCIAL CORPORATION

                                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                                    (Unaudited)

-----------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 1996 and 1995
                                                                                 Net
                                                 Additional                  Unrealized
                                       Capital    Paid in    Retained     Investment Gains    Total
                                        Stock     Capital    Earnings         (Losses)
(In millions of dollars)
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1994          $   302.1   $   434.7    $  4,315.5     $   (506.4)    $  4,545.9
  Net income.......................       -           -           575.8             -           575.8
  Unrealized investment gains......       -           -             -          1,143.6        1,143.6
  Preferred dividends..............       -           -            (5.1)            -            (5.1)
-----------------------------------------------------------------------------------------------------
Balance, September 30, 1995         $   302.1   $   434.7    $  4,886.2     $    637.2     $  6,260.2
=====================================================================================================

Balance, December 31, 1995          $   302.1   $   434.7    $  5,065.6     $    933.1     $  6,735.5
  Net income.......................       -           -           769.9            -            769.9
  Unrealized investment (losses)...       -           -            -            (790.0)        (790.0)
  Preferred dividends..............       -           -            (4.6)           -             (4.6)
-----------------------------------------------------------------------------------------------------
Balance, September 30, 1996         $   302.1   $   434.7    $  5,830.9     $    143.1     $  6,710.8
=====================================================================================================

                                      (5)

                                           CNA FINANCIAL CORPORATION
                                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                                    (Unaudited)

----------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30                                                      1996         1995
(In millions of dollars)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................................$    769.9  $       575.8
                                                                                  ---------    -----------
  Adjustments  to  reconcile  net  income  to  net  cash  flows  from  operating activities:
    Net realized investment gains, pre-tax ......................................    (487.1)        (339.3)
    Participating policyholders' interest........................................       1.9           (1.4)
    Amortization of intangibles..................................................      18.8           12.2
    Amortization of bond discount................................................    (129.6)        (108.3)
    Depreciation.................................................................     118.1           65.2
    Changes in:
       Reinsurance and other insurance receivables, net..........................    (896.9)      (1,117.3)
       Prepaid reinsurance premiums..............................................     122.1           57.9
       Deferred acquisition costs................................................    (284.5)        (147.1)
       Accrued investment income.................................................      52.1          (38.8)
       Insurance reserves........................................................     292.6          755.6
       Federal income taxes......................................................      98.5          (34.4)
       Deferred income taxes.....................................................     139.1          190.4
       Reinsurance payables......................................................     234.7           41.5
       Other, net................................................................    (114.7)         497.2
                                                                                  ----------    -----------
               Total adjustments ................................................    (834.9)        (166.6)
                                                                                  ----------    -----------
               NET CASH FLOWS FROM OPERATING ACTIVITIES .........................     (65.0)         409.2
                                                                                  ----------    -----------

                                             CNA FINANCIAL CORPORATION
                                STATEMENT OF CONSOLIDATED CASH FLOWS - continued
                                                    (Unaudited)

----------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30                                                      1996         1995
(In millions of dollars)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of fixed maturities................................................. (24,783.0)     (25,308.3)
   Proceeds from fixed maturities:
     Sales.......................................................................  25,758.4       23,320.0
     Maturities, calls and redemptions...........................................   1,657.9        2,306.3
   Purchases of equity securities................................................    (513.1)        (567.0)
   Proceeds from sale of equity securities.......................................     650.0          914.4
   Change in short-term investments..............................................  (2,340.2)      (1,029.2)
   Purchases of property and equipment ..........................................    (148.9)         (72.5)
   Change in securities sold under repurchase agreements.........................    (171.6)          26.2
   Change in other investments...................................................     256.0          (18.6)
   Purchase of The Continental Corporation.......................................       -         (1,125.5)
   Cash acquired in connection with the Continental merger.......................       -            165.1
   Purchase of Alexsis...........................................................       -            (46.3)
   Other, net....................................................................      21.0          (13.0)
                                                                                  ----------    -----------
               NET CASH FLOWS FROM INVESTING ACTIVITIES .........................     386.5       (1,448.4)
                                                                                  ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to preferred shareholders......................................      (4.7)          (5.2)
   Receipts from investment contracts credited to policyholder account balances..      11.7           19.4
   Return of policyholder account balances on investment contracts...............     (33.8)         (25.9)
   Change in short-term debt.....................................................    (257.6)            -
   Principal payments on long-term debt..........................................      (3.4)        (504.5)
   Reitrement of notes payable...................................................        -          (205.0)
   Proceeds from issuance of long-term debt......................................       9.5        1,831.1
                                                                                    --------    -----------
               NET CASH FLOWS FROM  FINANCING ACTIVITIES.........................    (278.3)       1,109.9
                                                                                    --------    -----------
                       Net cash flows............................................      43.2           70.7
Cash at beginning of period......................................................     221.6          147.6
===========================================================================================================
CASH AT END OF PERIOD                                                            $    264.8   $      218.3
===========================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid:
   Interest expense..............................................................$   (166.2)  $     (113.4)
   Federal income taxes..........................................................     (42.9)        (122.7)
===========================================================================================================

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

         Results of operations for the nine-month period ended September 30, 1996 include the operations of Continental. Results of operations for the nine-months ended September 30, 1995 reflect the results of Continental subsequent to May 10, 1995 (See Note B).

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

                                      (7)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

         The unaudited pro forma condensed results of operations presented below assume the Continental acquisition had occurred at the beginning of 1995:

|-----------------------------------------------------------------------|
|PRO FORMA                                                              |
|NINE MONTHS ENDED  SEPTEMBER 30, 1995                                  |
|(In millions of dollars, except per share data)                        |
|-----------------------------------------------------------------------|
|Revenues                                                     $12,200.5 |
|                                                                       |
|Realized investment gains included in revenue                    459.4 |
|                                                                       |
|Income before income tax expense                                 839.0 |
|Income tax expense                                              (257.8)|
|                                                              ---------|
|Net income                                                   $   581.2 |
|                                                              =========|
|                                                                       |
|Net income  per share                                        $    9.32 |
|                                                              =========|
|                                                                       |
|-----------------------------------------------------------------------|

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

         Certain discontinued operations were acquired as part of the Continental merger. The components of operating results of the discontinued operations are shown net in the accompanying financials and are comprised of the following:

|---------------------------------------------------------------------|
|NINE MONTHS ENDED SEPTEMBER 30               1996          1995      |
|(In millions of dollars)                                             |
|---------------------------------------------------------------------|
|                                                                     |
|Revenues                                    $ 68.8         $29.8     |
|Expenses                                      68.8          29.8     |
|                                              -----         -----    |
|   Income before income taxes                   -             -      |
|Income taxes                                    -             -      |
|                                              -----         -----    |
|   Income from discontinued operations      $   -          $  -      |
|                                              =====         =====    |
|                                                                     |
|---------------------------------------------------------------------|

         Net assets of discontinued insurance operations at September 30, 1996 and December 31, 1995 were included in "Other Assets". The table below reflects assets and liabilities of the discontinued operations net of intercompany eliminations (excluding intercompany notes):

|------------------------------------------------------------------------------|
|FOR THE PERIOD ENDED                     SEPTEMBER 30, 1996  DECEMBER 31, 1995|
|(In millions of dollars)                                                      |
|------------------------------------------------------------------------------|
|                                                                              |
|ASSETS:                                                                       |
|Cash and investments                         $   785.5          $   825.3     |
|Reinsurance receivables and other assets         791.3              521.9     |
|                                               -------            -------     |
|                                               1,576.8            1,347.2     |
|                                               -------            -------     |
|                                                                              |
|LIABILITIES:                                                                  |
|Claim and claim expenses                       1,163.9              955.7     |
|Other liabilities                                312.8              257.6     |
|                                               -------           --------     |
|                                               1,476.7            1,213.3     |
|                                               -------           --------     |
|   Net assets                                $   100.1          $   133.9     |
|                                               =======           ========     |
|                                                                              |
|------------------------------------------------------------------------------|
                                      (8)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE C.  Restricted Investments:

         On December 30, 1993, CNA deposited $986.8 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, (see Note E). At September 30, 1996, the escrow account amounted to $1,065.8 million. The funds are included in short-term investments and are invested in U. S. Treasury securities.

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

    The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in its states of domicile, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. At September 30, 1996, such collateral totaled approximately $1.1 billion. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, at September 30, 1996, was approximately $435 million with Lloyd's of London.

|---------------------------------------------------------------------------------------------|
|NINE MONTHS ENDED SEPTEMBER 30                          EARNED PREMIUMS                      |
|                                ------------------------------------------------   ASSUMED/  |
|                                                                                     NET     |
|(In millions of dollars)          DIRECT     ASSUMED       CEDED        NET           %      |
|---------------------------------------------------------------------------------------------|
|                                                                                             |
|1996                                                                                         |
|     Life                       $    519.4   $    87.3   $    33.1  $   573.6         15.2  %|
|     Accident and health           2,580.3       183.0       112.4    2,650.9          6.9   |
|     Property and casualty         6,702.2     1,177.5     1,055.2    6,824.5         17.3   |
|---------------------------------------------------------------------------------------------|
|          Total premiums        $  9,801.9   $ 1,447.8   $ 1,200.7  $10,049.0         14.4  %|
|=============================================================================================|
|                                                                                             |
|1995                                                                                         |
|     Life                       $    467.8   $    81.4   $    16.1  $   533.1         15.3  %|
|     Accident and health           2,289.1        95.9        59.6    2,325.4          4.1   |
|     Property and casualty         5,764.0       925.5       966.9    5,722.6         16.2   |
|---------------------------------------------------------------------------------------------|
|          Total  premiums       $  8,520.9   $ 1,102.8   $ 1,042.6  $ 8,581.1         12.9  %|
|=============================================================================================|

|----------------------------------------------------------------------------------------------|
|THREE MONTHS ENDED SEPTEMBER 30                         EARNED PREMIUMS                       |
|                                ------------------------------------------------  ASSUMED/    |
|                                                                                     NET      |
|(In millions of dollars)          DIRECT     ASSUMED       CEDED       NET           %        |
|--------------------------------------------------------------------------------------------- |
|                                                                                              |
|1996                                                                                          |
|     Life                       $    165.5    $   30.1    $   17.9  $   177.7        16.9  %  |
|     Accident and health             919.6        93.5        79.2      933.9        10.0     |
|     Property and casualty         2,453.2       174.7       304.2    2,323.7         7.5     |
|----------------------------------------------------------------------------------------------|
|          Total premiums        $  3,538.3    $  298.3    $  401.3  $ 3,435.3         8.7  %  |
|----------------------------------------------------------------------------------------------|
|                                                                                              |
|1995                                                                                          |
|     Life                       $    168.9    $   26.5    $    6.7  $   188.7        14.0  %  |
|     Accident and health             847.9        27.7        21.4      854.2         3.2     |
|     Property and casualty         2,316.5       352.2       515.4    2,153.3        16.4     |
|----------------------------------------------------------------------------------------------|
|          Total  premiums       $  3,333.3    $  406.4    $  543.5  $ 3,196.2        12.7  %  |
|==============================================================================================|

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

         Insurance claims and policyholders' benefits are net of reinsurance of $108.5 million and $1,010.3 million and $782.8 million and $1,112.8 million for the quarter and nine months ending September 30, 1996 and September 30, 1995, respectively.

NOTE E.  Legal Proceedings and Contingent Liabilities:

         The following information updates legal proceedings and contingent liabilities reported in Notes J and K of the Notes to the Consolidated Financial Statements in the 1995 Annual Report to Shareholders.

FIBREBOARD LITIGATION

         CNA's primary property/casualty subsidiary, Continental Casualty Company ("Casualty"), is party to litigation with Fibreboard Corporation
("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as Settling Parties) have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard, which is subject to court approval. Casualty, Fibreboard and Pacific Indemnity have also reached an agreement (the "Trilateral Agreement"), on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval or is subsequently successfully attacked. The implementation of the Global Settlement or the Trilateral Agreement would have the effect of settling Casualty's litigation with Fibreboard.

         On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. A petition has been filed for re-hearing by the entire Fifth Circuit Court of Appeals as respects the decision on the Global Settlement Agreement.

         No further appeal has been filed with respect to the Trilateral Agreement and CNA believes that the time to file any such further appeal has expired, and accordingly, CNA believes that court approval of the Trilateral Agreement has become final. CNA currently expects that Casualty's litigation with Fibreboard will be dismissed during the first quarter of 1997.

Global Settlement

         On April 9, 1993, Casualty and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

         On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty

                                      (10)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

and Pacific Indemnity of an aggregate of $1.525 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. As indicated hereinabove, the Global Settlement approval has been affirmed on appeal, however, further review is being sought and there is limited precedent with settlements which determine the rights of future claimants to seek relief.

         Subsequent to the announcement of the agreement in principle, Casualty, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement which among other things, settles the coverage case in the event the Global Settlement approval is not ultimately upheld. In such case, Casualty and Pacific Indemnity will contribute to a settlement fund an aggregate of $2 billion, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities for claims settled before August 23, 1993. Casualty's share of such fund would be $1.44 billion reduced by a portion of an additional payment of $635 million which Pacific Indemnity has agreed to pay for claims either filed or settled before August 27, 1993. Based upon receipt of the final approval of the Trilateral Agreement, Casualty will assume responsibility for the claims that were settled before August 27, 1993. A portion of the additional $635 million to be contributed by Pacific Indemnity will be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Casualty is to be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Casualty, including but not limited to liability for asbestos-related claims against Fibreboard. As indicated above, CNA believes that court approval of the Trilateral Agreement has become final and non-appealable.

         Casualty and Fibreboard have entered into a supplemental agreement (the "Supplemental Agreement") which governs the interim arrangements and obligations between the parties until such time as the coverage case is finally resolved, either through final court approval of the Global Settlement Agreement, or final court disapproval of the Global Settlement Agreement and final court approval of the Trilateral Agreement, or through a final decision in the California courts. It also governs certain obligations between the parties upon the Global Settlement being upheld on appeal including the payment of claims which are not included in the Global Settlement.

         In addition, Casualty and Pacific Indemnity have entered into an agreement (the "Casualty-Pacific Agreement") which sets forth the parties'
agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies. Under the Casualty-Pacific Agreement, Casualty and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1.525 billion to be used to satisfy the claims of future claimants, plus certain expenses. The $1.525 billion has already been deposited into an escrow for such purpose. Based upon the final approval of the Trilateral Agreement, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635 million.

         Through September 30, 1996, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 133,700 claims, subject to resolution of the coverage issues, for an estimated settlement amount of approximately $1.62 billion plus any applicable interest. Final court approval of the Trilateral Agreement obligates Casualty to pay under these settlements. Approximately $705 million was paid through September 30, 1996. As described above, such payments are partially recoverable from Pacific Indemnity. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

                                      (11)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Reserves

         In the fourth quarter of 1992, Casualty increased its reserve with respect to potential exposure to asbestos-related bodily injury cases by $1.5 billion. In connection with the agreement in principle announced on August 27, 1993, Casualty added $500 million to such claim reserve in the third quarter of 1993. The Fibreboard claims represent the major portion of Casualty's asbestos-related claim exposure.

         Casualty believes that final court approval of the Trilateral Agreement and its implementation will eliminate any further material exposure with respect to the Fibreboard matter.

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

                                      (12)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

         Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate exposure to CNA for environmental pollution claims cannot be meaningfully quantified. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and case law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to adjustment based on new data. As of September 30, 1996 and December 31, 1995, CNA carried approximately $802 million and $1,030 million, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported environmental pollution claims. There was no environmental reserve development for the nine months and quarter ended September 30, 1996. Adverse environmental reserve development of $241 million for the year ended December 31, 1995 includes $60 million related to Continental and results from CNA's on-going monitoring of settlement patterns, current pending cases and potential future claims. The foregoing reserve information relates to claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion.

         CNA  has  exposure  to   asbestos-related   claims,   including   those
attributable to CNA's on-going litigation with Fibreboard Corporation. A detailed discussion of CNA's litigation with Fibreboard Corporation regarding asbestos-related bodily injury claims is discussed at the beginning of this note. Estimation of asbestos-related claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage. As of September 30, 1996 and December 31, 1995, CNA carried approximately $2,051 million and $2,224 million, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported asbestos-related claims. Unfavorable reserve development for the nine months ended September 30, 1996 and the year ended December 31, 1995, totaled $38 million and $258 million, respectively.

         The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos aims and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

         CNA, consistent with sound reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. Beginning the latter part of 1995 and through 1996 to date, CNA has been actively settling many of its larger environmental pollution and asbestos-related claim exposures. This strategy has resulted in a large volume of claim payments during 1996, and corresponding reductions in reserves. In addition, Fibreboard claim payments escalated in 1996 as some scheduled payments came due. Management does not believe that these recent activities have changed facts or circumstances evident at December 31, 1995, therefore, no material modifications to previous reserve estimates have been made in 1996. The following table provides additional data related to CNA's environmental pollution and asbestos-related claims reserves.

                                      (13)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


|-----------------------------------------------------------------------------------------------|
|                                                                                               |
|RESERVE SUMMARY                        SEPTEMBER 30, 1996               DECEMBER 31, 1995      |
|                              ------------------------------- ---------------------------------|
|                                ENVIRONMENTAL       ASBESTOS       ENVIRONMENTAL      ASBESTOS |
|                                                                                               |
|------------------------------------------------------------- ---------------------------------|
|(In millions of dollars)                                                                       |
|                                                                                               |
|Gross reserves:                                                                                |
|         Reported claims      $      328        $    1,877       $      337       $    1,963   |
|         Unreported claims           594               275              840              358   |
|                                  ------            ------           ------           ------   |
|                                     922             2,152            1,177            2,321   |
|Less reinsurance recoverable        (120)             (101)            (147)             (97)  |
|-----------------------------------------------------------------------------------------------|
|Net reserves                 $       802        $    2,051       $    1,030       $    2,224   |
|===============================================================================================|

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

                                      (14)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - concluded

NOTE F. Debt:

Long and short-term borrowings consisted of the following:

|-------------------------------------------------------------------------------------------------|
|LONG AND SHORT-TERM DEBT                                                                         |
|(In millions of dollars)                                           SEPTEMBER 30     DECEMBER 31  |
|                                                                       1996               1995   |
|-------------------------------------------------------------------------------------------------|
|Long-term:                                                                                       |
|   Acquisition debt:                                                                             |
|     Credit Facility                                                $    650.0       $    825.0  |
|     Commercial Paper                                                    675.0            500.0  |
|   Senior Notes:                                                                                 |
|     8 7/8%, due March 1, 1998                                           149.4            149.2  |
|     8 1/4%, due April 15, 1999                                          102.2            102.8  |
|     7 1/4%, due March 1, 2003                                           145.8            145.4  |
|     6 1/4%, due November 15, 2003                                       248.4            248.2  |
|     8 3/8%, due August 15, 2012                                          97.9             97.9  |
|   71/4% Debenture, due November 15, 2023                                247.1            247.1  |
|   11% Secured Mortgage Notes, due June 20, 2013                         393.2            386.6  |
|   8% - 13.7% Secured Capital Leases, due December 31, 2011               46.6             46.0  |
|   Other                                                                  18.4             19.7  |
|                                                                    ----------       ----------  |
|     Total long-term debt                                              2,774.0          2,767.9  |
|Short-term                                                                 -              257.6  |
|                                                                    ----------       ----------  |
|     Total debt                                                     $  2,774.0       $  3,025.5  |
|                                                                    ==========       ==========  |
|-------------------------------------------------------------------------------------------------|

     To finance the acquisition of Continental (including the refinancing of $205 million of Continental debt) CNA entered into a five-year $1.325 billion revolving credit facility. CNA renegotiated the facility in 1996 extending the maturity by one year. The average interest rate on the borrowings under the revolver at September 30, 1996 was 5.66%. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms. In 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors to replace a like amount of bank financing. In the first nine months of 1996 CNA increased commercial paper borrowings by $175 million replacing a like amount of bank financing. The weighted-average rate on commercial paper at September 30, 1996 was 5.66%. The commercial paper borrowings are classified as long-term as $675 million of the committed credit facility supports the commercial paper program.

     CNA entered into interest rate swap agreements with several banks which terminate from May to December, 2000. The effect of these interest rate swaps was to increase interest expense by $5.6 million and $1.9 million for the nine months and quarter ended September 30, 1996. Interest expense was increased by $1.1 million in the third quarter of 1995.

     The weighted average interest rate on the acquisition debt, which includes the revolving credit facility, commercial paper, and the effect of the interest rate swaps, was 6.36% on September 30, 1996.

     On March 1, 1996, CNA repaid at the due date $250 million of 8 5/8% senior notes. These notes were classified as short-term debt in 1995.

                                      (15)

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

CNA Financial Corporation (CNA) is the parent company of the CNA Insurance Companies. The CNA Insurance Companies, the largest writer of commercial property and casualty insurance, is comprised of Continental Casualty Company and its subsidiaries, Continental Assurance Company and its subsidiaries and The Continental Corporation, acquired on May 10, 1995, and its subsidiaries. The CNA Insurance Companies provide property and casualty coverage, life, accident and health insurance.

RESULTS OF OPERATIONS:

         The following chart summarizes key components of operating results for the nine months and quarters ended September 30, 1996 and 1995. Results of operations include The Continental Corporation subsequent to May 10, 1995.

|-------------------------------------------------------------------------------------------------------------|
|PERIOD ENDED SEPTEMBER 30                                      THIRD QUARTER                  NINE MONTHS    |
|(In millions of dollars)                                  1996             1995         1996          1995   |
|-------------------------------------------------------------------------------------------------------------|
|                                                                                                             |
|OPERATING SUMMARY (EXCLUDING NET REALIZED INVESTMENT                                                         |
|GAINS/LOSSES):                                                                                               |
|Revenues:                                                                                                    |
|  Premiums:                                                                                                  |
|    Property/Casualty                                  $ 2,592.8     $ 2,427.8    $ 7,579.2     $ 6,375.1    |
|    Life                                                   842.5         768.4      2,469.8       2,206.0    |
|                                                        --------      --------     --------      --------    |
|                                                         3,435.3       3,196.2     10,049.0       8,581.1    |
|  Net investment income                                    540.3         552.0      1,675.9       1,497.6    |
|  Other                                                    170.7         155.0        454.1         294.9    |
|                                                        --------      --------     --------      --------    |
|                                                         4,146.3       3,903.3     12,179.0      10,373.6    |
|Benefits and expenses                                    3,957.6       3,757.3     11,583.4       9,895.1    |
|                                                        --------       -------     --------      --------    |
|  Operating income before income tax expense               188.7         145.9        595.6         478.5    |
|Income tax expense                                         (27.9)        (42.8)      (138.1)       (116.6)   |
|                                                        --------       -------     --------      --------    |
|  Net operating income                                  $  160.8     $   103.1    $   457.5     $   361.9    |
|                                                        ========      ========     ========      ========    |
|SUPPLEMENTAL FINANCIAL DATA:                                                                                 |
|Net operating income (loss) by group:                                                                        |
|  Property/Casualty                                    $   164.9     $   122.1    $   462.6     $   361.7    |
|  Life                                                      22.9          24.6         77.5          73.1    |
|  Other                                                    (27.0)        (43.6)       (82.6)        (72.9)   |
|                                                        ---------     --------     ---------     --------    |
|                                                           160.8         103.1        457.5         361.9    |
|                                                        ---------     --------     ---------     --------    |
|Net realized investment gains by group:                                                                      |
|  Property/Casualty                                         52.2          52.3        232.4         138.0    |
|  Life                                                      22.0           9.2         79.0          72.9    |
|  Other                                                      3.5           1.7          1.0           3.0    |
|                                                        --------      --------     --------      --------    |
|                                                            77.7          63.2        312.4         213.9    |
|                                                        --------      --------     --------      --------    |
|Net income (loss) by group:                                                                                  |
|  Property/Casualty                                        217.1         174.4        695.0         499.7    |
|  Life                                                      44.9          33.8        156.5         146.0    |
|  Other                                                    (23.5)        (41.9)       (81.6)        (69.9)   |
|                                                        ---------     --------       -------     --------    |
|                                                       $   238.5     $   166.3    $   769.9     $   575.8    |
|=============================================================================================================|

                                      (16)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

Consolidated Results
--------------------

         CNA reported earnings for the first nine months of 1996 that continue to reflect improved operating results despite weather-related catastrophe losses. Earnings were also boosted by substantial capital gains.

         Net operating income, which excludes net realized investment gains, was $457.5 million, or $7.33 per share, for the first nine months of 1996 compared to net operating income of $361.9 million, or $5.77 per share, for the first nine months of 1995. Net operating income for the third quarter was $160.8 million, or $2.57 per share, compared with $103.2 million, or $1.64 per share, for the same quarter in 1995. CNA's income in the first nine months of 1996 is net of pretax losses of $280.2 million related to catastrophe claims; pretax catastrophe losses in the first nine months of 1995 were $115.9 million.

         Realized investment gains, net of tax, for the first nine months of 1996 were $312.4 million, or $5.05 per share, compared to net realized investment gains for the first nine months of 1995 of $213.9 million, or $3.46 per share. The components of the net realized investment gains (losses) are as follows:

|----------------------------------------------------------------------------|
|REALIZED INVESTMENT GAINS(LOSSES)                                           |
|NINE MONTHS ENDED SEPTEMBER 30                         1996       1995      |
|(In millions of dollars)                                                    |
|----------------------------------------------------------------------------|
|Fixed maturity securities:                                                  |
|  U.S. Government                                     $ 102.0   $  99.2     |
|  Taxable                                               109.0     (17.6)    |
|  Asset-backed                                           23.1      35.7     |
|  Tax exempt                                             13.5      23.6     |
|                                                       ------    ------     |
|     Total fixed maturity securities                    247.6     140.9     |
|Stocks                                                  148.2     126.3     |
|Derivative securities                                    11.3       0.8     |
|Separate accounts and other                              80.0      71.3     |
|                                                       ------    ------     |
|     Realized investment gains reported in revenues     487.1     339.3     |
|Participating policyholders' interest                   (11.1)     (7.6)    |
|Income tax expense                                     (163.6)   (117.8)    |
|                                                        -----     -----     |
|     Net realized investment gains                    $ 312.4   $ 213.9     |
|============================================================================|


         Net income was $769.9 million, or $12.38 per share for the first nine months of 1996, compared to $575.8 million, or $9.23 per share, for the first nine months of 1995. Net income for the third quarter of 1996 was $238.5 million, or $3.83 per share, compared with net income of $166.3 million, or $2.66 per share, for the third quarter of 1995.

                                      (17)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


Property/Casualty Operations
----------------------------

|--------------------------------------------------------------------------------------------------------------|
|PROPERTY/CASUALTY GROUP                                 THIRD QUARTER                      NINE MONTHS        |
|PERIOD ENDED SEPTEMBER 30                           1996            1995              1996            1995    |
|(In millions of dollars)                                                                                      |
|--------------------------------------------------------------------------------------------------------------|
|                                                                                                              |
|OPERATING SUMMARY (EXCLUDING NET REALIZED                                                                     |
| INVESTMENT GAINS/LOSSES):                                                                                    |
|Revenues:                                                                                                     |
|  Premiums                                       $ 2,592.8        $ 2,427.8        $ 7,579.2        $ 6,375.1 |
|  Net investment income                              444.6            460.4          1,384.3          1,226.8 |
|  Other                                              137.0            136.0            378.1            252.0 |
|                                                 ---------        ---------         --------         -------- |
|                                                   3,174.4          3,024.2          9,341.6          7,853.9 |
|Benefits and expenses                              2,978.8          2,848.9          8,740.3          7,376.2 |
|                                                 ---------        ---------         --------         -------- |
|  Income before income tax                           195.6            175.3            601.3            477.7 |
|Income tax expense                                   (30.7)           (53.2)          (138.7)          (116.0)|
|                                                 ---------        ----------        --------         ---------|
|  Net operating income  (excluding net                                                                        |
|realized investment gains/losses)                $   164.9        $   122.1        $   462.6         $  361.7 |
|==============================================================================================================|

         Property/casualty revenues, excluding net realized investment gains/losses, increased 18.9% for the nine months ended September 30, 1996 to $9.3 billion compared to the same period a year ago. Property/casualty earned premium increased $1.2 billion, or 18.9% from the prior years' comparable period.

         The increase in earned premium is due primarily to an increase in personal lines premium resulting from cancellation of a quota share agreement, under which Continental was ceding premium, and also an increase in mass marketing business. Additionally, earned premium increased with the inclusion of Continental business for the full nine months of 1996. These increases are partially offset by a decline in workers' compensation premium.

         Property/casualty profitability, as measured by pretax operating income before realized gains, continued to show improvement in the third quarter. Operating results reflect continued favorable loss trends particularly in workers' compensation business, partially offset by increased weather related catastrophe costs. CNA incurred pre-tax catastrophe losses of approximately $280.2 million and $72.2 million in the first nine months and third quarter of 1996 compared to $115.9 million and $37.9 million for the respective periods in 1995. In addition, underwriting expenses reflect expected economies of scale from merging the operations of Continental into CNA.

         Pretax operating income excluding net realized investment gains/losses for the property/casualty insurance subsidiaries was $601.3 million and $195.6 million for the first nine months and three months ended September 30, 1996 compared to $477.7 million and $175.3 million for the same period a year ago. Investment income increased 12.8% for the nine months ended September 30, 1996 to $1,384.3 million from $1,226.8 million for the comparable period a year ago. The increase is primarily the result of inclusion of the Continental portfolio for the full nine months of 1996. This increase was offset in part by a lower asset base resulting from operating cash outflows in 1996 and the repayment of $250 million in long-term debt, as discussed in the liquidity and capital resource section. Third quarter 1996 investment income as compared to third quarter 1995 investment income decreased 3.43% to $444.6 million from $460.4 resulting primarily from cash outflows as noted above. The bond segment of the investment portfolio yielded 6.6% in the first nine months of 1996 compared with 7.0% for the same period a year ago. Underwriting losses for the nine and three months ended September 30, 1996, were $783.0 million and $249.0 million, compared to $749.1 million and $285.1 million for the same period in 1995.

                                      (18)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


         The net income of CNA's property/casualty insurance subsidiaries, excluding net realized investment gains/losses, was $462.6 and $164.9 million for the nine and three months ended September 30, 1996, compared to $361.7 million and $122.1 million for the same periods in 1995. Net realized investment gains for the nine and three months ended September 30,1996 were $232.4 million and $52.2 million, compared to $138.0 million and $52.3 million in the comparable periods of 1995.

         CNA's primary property/casualty subsidiary, Continental Casualty Company ("Casualty"), is party to litigation with Fibreboard Corporation
("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (see Note E).

         On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement (see Note E for a discussion on the Global Settlement) and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. A petition has been filed for re-hearing by the entire Fifth Circuit Court of Appeals as respects the decision on the Global Settlement Agreement.

         No further appeal has been filed with respect to the Trilateral Agreement and CNA believes that the time to file any such further appeal has expired, and accordingly, CNA believes that court approval of the Trilateral Agreement has become final. The implementation of the Trilateral Agreement has the effect of settling Casualty's litigation with Fibreboard. CNA currently expects that Casualty's litigation with Fibreboard will be dismissed during the first quarter of 1997.

Life Operations
---------------

|---------------------------------------------------------------------------------------------|
|LIFE GROUP                                        THIRD QUARTER             NINE MONTHS      |
|PERIOD ENDED SEPTEMBER 30                     1996            1995       1996        1995    |
|(In millions of dollars)                                                                     |
|---------------------------------------------------------------------------------------------|
|                                                                                             |
|Operating Summary (excluding net realized                                                    |
| investment gains/losses):                                                                   |
|Revenues:                                                                                    |
|  Premiums                                     $  848.6     $  775.3    $2,488.3    $2,227.0 |
|  Net investment income                            98.6         88.8       295.1       266.0 |
|  Other                                            32.7         19.1        75.1        43.0 |
|                                                -------       -------    --------    ------- |
|                                                  979.9        883.2     2,858.5     2,536.0 |
|Benefits and expenses                             944.7        845.2     2,737.2     2,423.0 |
|                                                -------       -------    --------    ------- |
|  Income before income tax                         35.2         38.0       121.3       113.0 |
|Income tax expense                                (12.3)       (13.4)      (43.8)      (39.9)|
|                                                --------     -------     --------    ------- |
|  Net operating income (excluding net                                                        |
|realized investment gains/losses)              $   22.9     $   24.6    $   77.5    $   73.1 |
|                                                                                             |
|=============================================================================================|

         CNA continues to build on the momentum established last year with the introduction of new individual life and annuities products.

              Life revenues, excluding net realized investment gains, were $2.9 billion, up 12.7% for the nine months ended September 30, 1996 compared to the same period a year ago. Life premium revenues for the third quarter in 1996 were $979.9 million, up 10.9% from the same quarter in 1995, with the primary growth in both group business and individual life business, which markets term,

                                      (19)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


universal life and annuities. Investment income increased 10.9% compared to the same period a year ago due to a larger asset base generated from increased cashflows from premium growth. The bond segment of the life investment portfolio, which is the primary investment segment, yielded 6.7% in the first nine months of 1996 compared with 7.0% for the same period a year ago.

         Pretax operating income for the life insurance subsidiaries, excluding net realized investment gains/losses, was $121.3 million and $35.2 million for the nine and three months ended September 30, 1996, compared to $113.0 million and $38.0 million for the same period in 1995.

         CNA's life insurance subsidiaries' net income excluding net realized investment gains/losses was $77.5 million and $22.9 million for the nine and three months ended September 30, 1996 compared to $73.1 million and $24.6 million for the same period in 1995. Net realized investment gains for the nine and three months ended September 30, 1996 were $79.0 million and $22.0 million, compared to $72.9 million and $9.2 million for the same periods of 1995.

                                      (20)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


INVESTMENTS:

|---------------------------------------------------------------------------------|-------------------------------|
|Summary of General Account Investments at Market Value                           |Nine months ended September 30 |
|                                                                                 |             1996              |
|                                                                                 |----------------|--------------|
|                                                                                 |    CHANGE IN   |              |
|                                                      SEPTEMBER 30  DECEMBER 31  |  NET UNREALIZED|   REALIZED   |
|(In millions of dollars)                                  1996         1995      |  GAINS(LOSSES) | GAINS(LOSSES)|
|---------------------------------------------------------------------------------|----------------|--------------|
|                                                                                 |                |              |
|Fixed maturity securities:                                                       |                |              |
|U. S. Treasury securities and                                                    |                |              |
|  obligations of government agencies                   $   9,948    $  13,542    |    $   (564)   |     $ 102    |
|Asset-backed securities                                    6,045        6,086    |        (218)   |        14    |
|Tax exempt securities                                      4,147        3,603    |         (90)   |        23    |
|Taxable                                                    6,898        7,214    |        (207)   |       109    |
|                                                        --------     --------    |       ------   |      ----    |
|   Total fixed maturity securities                        27,038       30,445    |      (1,079)   |       248    |
|Stocks                                                       975          918    |          15    |       148    |
|Short-term investments and other                           6,855        4,482    |           -    |        (5)   |
|Derivative security investments                                1           41    |           -    |        11    |
|                                                        --------     --------    |       ------   |      ----    |
|   Total investments                                   $  34,869    $  35,886    |      (1,064)   |       402    |
|                                                        ========     ========    |                |              |
|Separate accounts and discontinued operations                                    |        (116)   |        85    |
|Participating policyholders' interest                                            |          21    |       (11)   |
|Income tax  benefit (expense)                                                    |         369    |      (164)   |
|                                                                                 |       ------   |      -----   |
|   Net investment (losses) gains                                                 |    $   (790)   |     $ 312    |
|                                                                                 |       ======   |      ====    |
|---------------------------------------------------------------------------------|----------------|--------------|

|---------------------------------------------------------------------------------|
|SHORT-TERM INVESTMENTS:                                                          |
|---------------------------------------------------------------------------------|
|Security repurchase collateral                           $  603      $   776     |
|Escrow  account                                           1,066        1,045     |
|Other                                                     4,493        1,904     |
|                                                          -----        -----     |
|   Total short-term investments                          $6,162      $ 3,725     |
|                                                          =====        =====     |
|                                                                                 |
|---------------------------------------------------------------------------------|

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

         CNA holds a relatively small amount of derivative financial instruments for purposes of enhancing income and total return. The derivative securities are marked-to-market with valuation changes reported as realized investment gains and losses. CNA's investment in, and risk in relation to, derivative securities is not significant.

                                      (21)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         The general account portfolio consists primarily of high quality marketable fixed maturity securities, approximately 96% of which are rated as investment grade. At September 30, 1996, tax-exempt securities and short-term investments, excluding collateral for securities sold under repurchase agreements, comprised approximately 12% and 16%, respectively, of the general account's total investment portfolio compared to 10% and 8%, respectively, at December 31, 1995. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. The current level of short-term investments is anticipated to cover an increased volume of Fibreboard claim payments (see Note E) resulting from the final approval of the Trilateral Agreement, as well as settlement of security transactions. At September 30, 1996, the major components of the short-term investment portfolio consist primarily of high-grade commercial paper and U.S. Treasury bills. Collateral for securities sold under repurchase agreements decreased $173 million to $603 million at September 30, 1996 from $776 million at December 31, 1995.

         As of September 30, 1996, the market value of CNA's general account investments in fixed maturities was $27.0 billion and was less than amortized cost by approximately $20 million. This compares to a market value of $30.4 billion and $1,059 million of net unrealized investment gains at December 31, 1995. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at September 30, 1996, were $351 million and $371 million, respectively, compared to $1,136 million and $77 million, respectively, at December 31, 1995. The change in unrealized investment gains on the fixed maturity portfolio of $1,079 million for the nine months ended September 30, 1996 is attributable, in large part, to increases in interest rates which have an adverse effect on bond prices.

         Net unrealized investment losses on general account fixed maturities at September 30, 1996 include net unrealized losses on high yield securities of $1 million, compared to net unrealized gains of $67 million at December 31, 1995. The change in unrealized investment gains on high yield securities is attributable to increases in interest rates which have an adverse effect on bond prices. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $1.2 billion at September 30, 1996, compared to $1.9 billion at December 31, 1995.

         CNA's general account also maintains an equity securities portfolio, the fair value of which was $975 million at September 30, 1996 compared to cost of $778 million reflecting unrealized gains of approximately $197 million. The fair value of the equity securities portfolio in the general account was $918 million at December 31, 1995 compared to a cost of $736 million, reflecting unrealized appreciation of approximately $182 million.

         At September 30, 1996, total separate account cash and investments amounted to $5.7 billion with taxable fixed maturity securities representing approximately 83% of the separate accounts' portfolio. Approximately 80% of separate account investments are used to fund guaranteed investments for which Continental Assurance Company guarantees principal and a specified return to the contractholders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $4.0 billion compared to $4.8 billion at December 31, 1995. At
September 30, 1996, amortized cost was greater than the fair value by approximately $26 million. This compares to an unrealized gain of $53 million at

                                      (22)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

December 31, 1995. The gross unrealized investment gains and losses for the guaranteed investment fixed maturity securities portfolio at September 30, 1996, were $56 million and $82 million, respectively.

         Carrying values of high yield securities in the guaranteed investment portfolio were $603 million at September 30, 1996 and $944 million December 31, 1995. Net unrealized investment losses on such high yield securities held were $34 million at September 30, 1996, compared to $14 million at December 31, 1995.

         High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of September 30, 1996, CNA's concentration in high yield bonds including separate accounts was approximately 3% of total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one half of one percent of its total assets.

         Included in CNA's fixed maturity securities at September 30, 1996 (general and guaranteed investment portfolios) are $8.3 billion of asset-backed securities, consisting of approximately 36% in collateralized mortgage obligations ("CMO's"), 12% in corporate asset-backed obligations, and 42% in U.S. Government issued pass-through certificates. The majority of CMO's held are U.S. Government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At September 30, 1996, the fair value of asset-backed securities was more than amortized cost by approximately $69 million compared to unrealized investment gains of $200 million at December 31, 1995. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

         Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At September 30, 1996, 56% of the general account's fixed maturity securities portfolio was invested in U.S. Government securities, 25% in other AAA rated securities and 11% in AA and A rated securities. CNA's guaranteed investment portfolio includes fixed maturity securities comprised of 38% U.S. Government securities, 18% in other AAA rated securities and 15% in AA and A rated securities. These ratings are primarily from Standard & Poor's.

FINANCIAL CONDITION:

|----------------------------------------------------------------------------|
|Financial Position                               September 30   December 31 |
|(In millions of dollars, except per share data)        1996          1995   |
|----------------------------------------------------------------------------|
|                                                                            |
|Assets                                              $60,795.1      $59,901.8|
|Stockholders' Equity                                  6,710.8        6,735.5|
|Unrealized Net Appreciation (Depreciation)                                  |
|  Included in Stockholders' Equity                      143.1          933.1|
|Book Value per Common Share                            106.17         106.56|
|----------------------------------------------------------------------------|

         CNA's assets increased approximately $900 million to $60.8 billion as of September 30, 1996. CNA's investment portfolio decreased by $1.0 billion to $34.9 billion reflecting a reduction in pretax unrealized gains of $1.2 billion from December 31, 1995 as discussed in the investments section above.

         Debt security carrying values are highly susceptible to changes in interest rates and were unfavorably affected by a general increase in interest

                                      (23)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

rates that occurred in the latter part of the first quarter of 1996 and continued throughout the second quarter. Interest rates declined somewhat in the third quarter of 1996 resulting in an increase in net unrealized appreciation of approximately $100 million for the quarter.

         The statutory surplus of the property/casualty subsidiaries increased 3.1% in the first nine months of 1996 to approximately $5.9 billion. The statutory surplus of the life insurance subsidiaries remained at $1.1 billion.

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

         For the first nine months of 1996, CNA's operating activities used cash flows of approximately $65 million, compared with positive cash flow of $409 million in 1995. The decrease is primarily the result of cash flows used by underwriting activities including higher payments for catastrophe related losses and as discussed in Note E, increased settlement of environmental pollution and asbestos related claim exposures resulting in a large volume of claim payments in 1996. Also contributing to the decreased operating cash flow is increased interest payments on acquisition debt for the full nine month period in 1996 compared to approximately five months in 1995.

         Net cash flows from operations are generally invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

         To finance the acquisition of Continental (including the refinancing of $205 million of Continental debt) CNA entered into a five-year $1.325 billion revolving credit facility. The average interest rate on the borrowings under the revolving credit facility at September 30, 1996 was 5.66%. In 1996, CNA renegotiated the credit facility extending the maturity by one year. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

         To offset the variable rate characteristics of the facility, CNA entered into five-year interest rate swap agreements with several banks. These agreements convert variable rate debt into fixed rate debt resulting in fixed rates on notional amounts of $1.2 billion. The effect of these interest rate swaps was to increase interest expense by $1.9 million and $5.6 million for the quarter and nine months ended September 30, 1996.

         In 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors to replace a like amount of bank financing. In the first nine months of 1996 CNA increased commercial paper borrowings by $175 million replacing a like amount of bank financing. The weighted-average yield on commercial paper at September 30, 1996 was 5.66%. The commercial paper borrowings are classified as long-term as

                                      (24)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

$675 million of the committed bank facility supports the commercial paper program.

         The weighted-average interest rate (interest and facility fees) on the acquisition debt, which includes the revolving credit facility, commercial paper and the effect of the interest rate swaps, was 6.36% at September 30, 1996.

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

                                      (26)

                           CNA FINANCIAL CORPORATION

                            PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  EXHIBITS:

                  Description of Exhibit
                                                        Exhibit       Page
                                                        Number       Number

(11)  Computation of Net Income per Common Share          11           29
(27)  Financial Data Schedule                             27           30

(b)  REPORTS ON FORM 8-K:
         There were no reports on Form 8-K for the three months ended September 30, 1996.

                                      (27)

                            CNA FINANCIAL CORPORATION

                      PART II OTHER INFORMATION - Concluded

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CNA FINANCIAL CORPORATION


Date:  November 14, 1996         By: S/PETER E. JOKIEL
       -----------------             --------------------------
                                      Peter E. Jokiel
                                      Senior Vice President and
                                      Chief Financial Officer



                                      (28)

                                                                                                 EXHIBIT 11
                                              CNA FINANCIAL CORPORATION
                                     COMPUTATION OF NET INCOME PER COMMON SHARE

------------------------------------------------------------------------------------------------------------
Period Ended September 30                                    Third Quarter                Nine Months
(In millions, except per share data)                       1996          1995          1996          1995
------------------------------------------------------------------------------------------------------------
Earnings per share:

   Net income .......................................     $ 238.5      $ 166.3      $ 769.9       $  575.8
   Less preferred stock dividends....................         1.6          1.3          4.6            5.1
                                                            -----        -----        -----         ------
   Net income available to common stockholders.......     $ 236.9      $ 165.0      $ 765.3       $  570.7
                                                           ======       ======       ======         ======

   Weighted average shares outstanding...............        61.8         61.8         61.8           61.8
                                                           ======       ======       ======         ======

   Net income per common share.......................     $  3.83      $  2.66      $ 12.38       $   9.23
                                                           ======       ======       ======         ======
------------------------------------------------------------------------------------------------------------

                                      (29)