Form 10-K
period 1996-12-31
CNA FINANCIAL CORP
filed 1997-03-31
CIK 21175

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 1996               Commission File Number 1-5823

                         ------------------------------
                            CNA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         36-6169860
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

               CNA PLAZA
          CHICAGO, ILLINOIS                                  60685
(Address of principal executive offices)                   (Zip Code)
                                 (312) 822-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                        WHICH REGISTERED
-------------------                                   -------------------------
Common Stock                                          New York Stock Exchange
with a par value                                      Chicago Stock Exchange
of $2.50 per share                                    Pacific Stock Exchange
                         -----------------------------

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                         ------------------------------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No....

     As of March 3, 1997, 61,798,262 shares of common stock were outstanding and the aggregate market value of the common stock of CNA Financial Corporation held by non-affiliates was approximately $1,077 million.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE:

     Portions of the CNA Financial Corporation 1996 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

     Portions of the CNA Financial Corporation Proxy Statement prepared for the 1997 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.
================================================================================

                            CNA FINANCIAL CORPORATION

                             FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1996

Item                                                                       Page
Number                             PART I                                 Number
------                                                                    ------
 1           Business.............................................            3

 2           Properties...........................................           13

 3           Legal Proceedings....................................           14

 4           Submission of Matters to a Vote of Security Holders..           14


                                   PART II
 5           Market for the Registrant's Common Stock and
             Related Stockholder Matters...........................          17

 6           Selected Financial Data..............................           17

 7           Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................          17

 8           Financial Statements and Supplementary Data...........          17

 9           Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure................          17

                                   PART III

10          Directors and Executive Officers of the Registrant.....          18

11          Executive Compensation.................................          18

12          Security Ownership of Certain Beneficial Owners and
            Management.............................................          18

13          Certain Relationships and Related Transactions.........          18


                                   PART IV

14          Financial Statements, Schedules, Exhibits and Reports
            on Form 8-K............................................          18

                                   PART I

ITEM 1.  BUSINESS

     CNA Financial Corportion ("CNA") was incorporated in 1967 as the parent company of Continental Casualty Company ("CCC"), incorporated in 1897, and Continental Assurance Company ("CAC") incorporated in 1911. In 1975, CAC became a wholly-owned subsidiary of CCC. On May 10, 1995, CNA acquired all the outstanding common stock of The Continental Corporation ("Continental") and it became a wholly owned subsidiary of CNA. The Continental Corporation, a New York corporation incorporated in 1968, is an insurance holding company. Its principal subsidiary, The Continental Insurance Company ("CIC") was organized in 1853. The principal business of Continental is the ownership of a group of property and casualty insurance companies.

     CNA's property and casualty insurance operations are conducted by CCC and its property and casualty insurance affiliates and CIC and its property and casualty insurance affiliates. Life insurance operations are conducted by CAC and its life insurance affiliates. CNA's principal business is insurance conducted through its insurance subsidiaries. As multiple-line insurers, the insurance companies underwrite property, casualty, life and accident and health coverages, as well as pension products and annuities. Their principal market for insurance products is the United States.

COMPETITION

     All aspects of the insurance business are highly competitive. CNA's insurance operations compete with a large number of stock and mutual insurance companies and other entities for both producers and customers and must continuously allocate resources to refine and improve insurance products and services.

     There are approximately 3,300 companies that sell property/casualty insurance in the United States, approximately 900 of which operate in all or most states. CNA's consolidated property/casualty subsidiaries (including CIC for the full year of 1995) would have been ranked as the third largest property/casualty insurance organization in 1995 based upon statutory net written premium.

     There are approximately 1,770 companies selling life insurance (including accident and health insurance and pension products and annuities) in the United States. CAC is ranked as the twenty-second largest life insurance organization based on 1995 consolidated statutory premium volume.

DIVIDENDS BY INSURANCE SUBSIDIARIES

     The payment of dividends to CNA by its insurance affiliates without prior approval of the affiliate's domiciliary state insurance commissioners is limited to amounts determined by formula in accordance with the accounting practices prescribed or permitted by the state's insurance department. This formula varies by state. The formula for the majority of the states is the greater of 10% of prior year statutory surplus or prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to date of payment. Some states, however, have an additional stipulation that dividends can't exceed prior year surplus. Based upon the various state formulas, approximately $941 million in dividends can be paid to CNA by its insurance affiliates in 1997 without prior approval. All dividends must be reported to the domiciliary insurance department prior to declaration and payment.

REGULATION
     The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative power relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports, regulating solvency and the type and amount of investments permitted. Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer.

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

     After failing to enact the massive health reform introduced in 1994, Congress passed a health insurance reform bill in August of 1996 and the President signed it into law (P.L. 104-191) on August 21, 1996. The new law does little for Americans without health insurance but it will protect those who have health insurance from losing it. The 105th Congress is expected to consider additional incremental health care reform as it attempts to provide greater access and affordability to Americans. Among the bills that have been introduced this year are measures that would allow small businesses to band together to form association health plans to buy insurance; bar the use of clauses restricting what doctors can tell patients about treatment options; restructure the Medicare program; subsidize health insurance for uninsured children; and limit or prohibit underwriting on the basis of genetic information. We cannot predict if any of these proposals will be enacted or the extent to which they may affect the insurance industry.

     Last year, a moderate product liability bill was vetoed and Congress was not able to override the veto. This year, a similar product liability reform bill was introduced in the Senate. The bill contains many of the provisions of the vetoed bill and thus, one cannot predict if any reform will be adopted.

     Although federal standards would create more uniform laws, tort reform supporters still look primarily to the states for passage of reform measures. Over the last decade, many states have passed some type of reform, but more recently, state courts have modified or overturned approximately 38% of these reforms. Additionally, new causes of action and theories of damages are more frequently proposed in state courts or legislatures. Continued unpredicability in the law means that insurance underwriting and rating is difficult in commercial lines, professional liability and some specialty coverages.

     Environmental clean-up remains the subject of both federal and state regulation. Last year Congress and the Clinton Administration failed to reach an agreement on efforts to overhaul the federal Superfund hazardous waste program. The legislative stalemate was the result of a failure by Superfund stakeholders and Congress to reach a compromise on clean-up standards, the repeal of retroactive liability and how to finance future clean-up costs. In the new Congress, Superfund reform has been listed as one of the legislative priorities. At this time we cannot predict if any reform will be enacted. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues concerning clean up of hazardous waste. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. See Note E of the Consolidated Financial Statements of the 1996 Annual Report to Shareholders for further discussion.

     In recent years, increased scrutiny of state regulated insurer solvency requirements by certain members of the U.S. Congress, resulted in the National Association of Insurance Commissioners developing industry minimum Risk-Based Capital (RBC) requirements, establishing a formal state accreditation process designed to more closely regulate for solvency, minimize the diversity of approved statutory accounting and actuarial practices and increasing the annual statutory statement disclosure requirements.

     The RBC  formulas are  designed to identify an  insurer's  minimum  capital requirements based upon the inherent risks (e.g., asset default, credit and underwriting) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding actions that the state insurance departments should initiate. The level of capital adequacy below which insurance departments would take action is defined as the Company Action Level. As of December 31, 1996, all of CNA's property/casualty and life insurance affiliates have adjusted capital amounts in excess of Company Action Levels.

REINSURANCE

     Information as to CNA's reinsurance business is set forth in Note G of the Consolidated Financial Statements of the 1996 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

EMPLOYEE RELATIONS

     CNA has approximately 24,300 full-time equivalent employees and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes.

     CNA has comprehensive benefit plans for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs.

BUSINESS SEGMENTS

     Information as to CNA's business segments is set forth in Note M of the Consolidated Financial Statements of the 1996 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

PROPERTY/CASUALTY BUSINESS

     CNA's property/casualty operations market commercial and personal lines of property/casualty insurance through independent agents and brokers.

     Commercial lines customers include large national corporations, small and medium-sized businesses, groups and associations and professionals. Coverages are written primarily through traditional insurance contracts under which risk is transferred to the insurer. Many large commercial account policies are written under retrospectively-rated contracts which are experience-rated. Premiums for such contracts may be adjusted, subject to limitations set by contract, based on loss experience of the insureds. Other experience-rated policies include provisions for dividends based on loss experience. Experience-rated contracts reduce but do not eliminate risk to the insurer.

     Commercial business includes such lines as workers' compensation, general liability and commercial automobile, professional and specialty, multiple peril and accident and health coverages as well as reinsurance. Professional and specialty coverages include liability coverage for architects and engineers, lawyers, accountants, medical and dental professionals; directors and officers liability; and other specialized coverages. The major components of CNA's commercial business are professional and specialty coverages, general liability and commercial automobile and workers' compensation which accounted for 18%, 17% and 17%, respectively, of 1996 premiums earned.

     The property/casualty group markets personal lines of insurance, primarily automobile and homeowners' coverages sold to individuals under monoline and package policies.

     CNA is required by the various states in which it does business to provide coverage for risks that would not otherwise be considered under CNA's underwriting standards. CNA's share of involuntary risks is mandatory and generally a function of its share of the voluntary market by line of insurance in each state. Premiums for involuntary risks result from mandatory participation in residual markets. Property/casualty involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers and other charges.

     CNA also provides loss control, policy administration and claim administration services under service contracts for fees. Such services are provided primarily in the workers' compensation market, where retention of more risk by the employer through self-insurance or high-deductible programs has become increasingly prevalent.


     The following table sets forth supplemental data on a GAAP basis, except where indicated, for the property/casualty business:

---------------------------------------------------------------------------------------------------------------
Year Ended December 31                            1996       1995(a)       1994         1993        1992
(In millions of dollars)
---------------------------------------------------------------------------------------------------------------
Commercial Premiums Earned
   Professional and specialty...............    $ 1,844.9   $  1,557.7   $ 1,010.1   $    798.9   $   741.5
   General liability and commercial automobile    1,754.1      1,648.9     1,261.1      1,154.5     1,176.0
   Workers' compensation....................      1,542.5      1,475.8     1,426.3      1,501.5     1,669.2
   Multiple peril..........................       1,046.9        869.9       389.0        368.5       374.9
   Accident and health.....................         919.0        699.1       557.1        428.3       352.6
   Reinsurance and other....................      1,188.9        973.9       773.5        712.2       556.0
                                                ---------    ---------   ---------   ----------   ---------
                                                $ 8,296.3   $  7,225.3   $ 5,417.1   $  4,963.9   $ 4,870.2
                                                =========    =========   =========   ==========   =========

Personal Premiums Earned
   Personal lines packages..................    $ 1,063.3   $    781.6   $   562.6   $    510.7   $   447.3
   Monoline automobile and property coverages       366.5        325.4       314.2        343.5       395.0
   Accident and health......................        168.9        107.8        88.9         85.6        88.6
                                                ---------   ----------   ---------   ----------   ---------
                                                $ 1,598.7   $  1,214.8   $   965.7   $    939.8   $   930.9
                                                =========   ==========   =========   ==========   =========

Involuntary Risks Premiums Earned (b)
   Workers' compensation....................    $   135.6   $    178.2   $   350.0   $   292.3    $   451.4
   Private passenger automobile.............         57.9         79.7        46.4        23.2         52.5
   Commercial automobile....................         36.4         19.9        54.3        50.3         44.9
   Property and multiple peril..............          2.2          5.9         5.0         5.5          3.7
                                                ---------   ----------   ---------   ---------    ---------
                                                $   232.1   $    283.7   $   455.7   $   371.3    $   552.5
                                                =========   ==========   =========   =========    =========

Net Investment Income and Other Income
   Commercial...............................    $ 1,943.3   $  1,713.1   $ 1,145.1   $   979.8    $ 1,087.3
   Personal.................................        353.0        230.4       177.6       156.1        165.3
   Involuntary risks........................         93.4        104.3        88.1        75.7         83.6
                                                ---------   ----------   ---------   ---------    ---------
                                                $ 2,389.7   $  2,047.8   $ 1,410.8   $ 1,211.6    $ 1,336.2
                                                =========   ==========   =========   =========    =========

Underwriting (Loss)
   Commercial...............................    $  (853.1)  $  (920.8)   $  (945.7)  $(1,535.6)   $(2,505.9)
   Personal................................        (183.8)     (101.9)      (185.2)      (99.7)      (152.8)
   Involuntary risks........................       (106.3)      (98.8)       (70.3)     (156.5)      (340.9)
                                                ----------  ----------   ----------  ----------   ----------
                                                $(1,143.2)  $(1,121.5)   $(1,201.2)  $(1,791.8)   $(2,999.6)
                                                ==========  ==========   ==========  ==========   ==========
--------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Year Ended December 31                            1996       1995(a)       1994         1993        1992
(In millions of dollars)
---------------------------------------------------------------------------------------------------------------
Trade Ratios (c)
   Loss ratio...............................         76.4%       77.9%        81.9%       96.2%       116.7%
   Expense ratio...........................          30.9        29.4         28.3        27.2         26.2
   Combined ratio (before policyholder
   dividends)...............................        107.3       107.3        110.2       123.4        142.9
   Policyholder dividend ratio..............          1.6         3.0          4.8         3.9          1.9

Trade Ratios - Statutory basis (c)
   Loss ratio...............................         76.8%       78.6%        82.2%       96.4%       116.3%
   Expense ratio............................         31.6        29.2         27.8        27.1         25.6
   Combined ratio (before policyholder
   dividends)...............................        108.4       107.8        110.0       123.5        141.9
   Policyholder dividend ratio..............          1.4         2.1          3.8         3.1          2.4

Other Data - Statutory basis (d)
   Capital and surplus......................     $6,348.8    $5,695.9     $3,367.3    $3,598.4     $3,135.8
   Written to surplus ratio.................          1.6         1.7          2.0         1.7          2.0
---------------------------------------------------------------------------------------------------------------

     (a) Premium earned, net investment income and underwriting loss includes the results of The Continental Corporation since May 10, 1995.

     (b) Property/casualty involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers and other involuntary charges.

     (c) GAAP trade ratios reflect the results of Continental Casualty Company and its property/casualty insurance subsidiaries for the entire year, along with the results of The Continental Insurance Company and its property/casualty insurance subsidiaries since May 10, 1995. Statutory trade ratios reflect the results of Continental Casualty Company and its property/casualty insurance subsidiaries and The Continental Insurance Company and its property/casualty insurance subsidiaries since January 1, 1995. Prior year ratios have not been restated to include Continental. Trade ratios are industry measures of property/casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. Under generally accepted accounting principles, the expense ratio is the percentage of underwriting expenses, including the change in deferred acquisition costs, to premiums earned. Under statutory accounting principles, the expense ratio is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio is the sum of the loss and expense ratios. The policyholder dividend ratio is the ratio of dividends incurred to premiums earned.

     (d) Other Data is determined on the statutory basis of accounting and reflects a capital contribution from CNA of $475 million in 1993. In addition, dividends of $545 million, $325 million, $175 million, $150 million and $100 million were paid to CNA by Continental Casualty Company in 1996, 1995, 1994, 1993 and 1992, respectively.
         Property/casualty insurance subsidiaries have received, or will receive, reimbursement from CNA for general management and administrative expenses, unallocated loss adjustment expenses and investment expenses of $194.6, $197.0, $169.6, $167.5, and $141.1 million in 1996, 1995, 1994, 1993 and 1992, respectively.

       The following table displays the distribution of gross written premium:
       ------------------------------------------------------------------------
       Gross Written Premium                                   % of Total
                                                         ---------------------
       Year Ended December 31                            1996    1995     1994
       ------------------------------------------------------------------------
       New York.....................................      9.3    10.3      8.6
       California...................................      8.5     9.7     11.4
       Texas........................................      6.0     6.5      6.5
       Illinois.....................................      5.3     5.2      4.9
       Pennsylvania.................................      4.9     5.4      5.7
       Florida......................................      4.2     4.1      4.6
       New Jersey...................................      4.1     4.6      3.2
       All other states, countries or political
       subdivisions (a).............................     46.8    44.4     43.2
       Reinsurance assumed:
         Voluntary..................................      9.1     7.8      5.9
         Involuntary................................      1.8     2.0      6.0
                                                        ------ -------   ------
                                                        100.0   100.0    100.0
       ========================================================================
      (a) No other state, country or political subdivision accounts for more than 3.0% of gross written premium.

PROPERTY/CASUALTY CLAIM AND CLAIM EXPENSES

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

--------------------------------------------------------------------------------------------------------------------
Schedule of
Property/Casualty
Loss Reserve
Development
Calendar Year Ended      1986(a) 1987(a) 1988(a)1989(a)  1990(a)  1991(a) 1992(a)  1993(a)  1994(b) 1995(c)   1996
(In millions of
 dollars)
--------------------------------------------------------------------------------------------------------------------
Gross reserves
for unpaid
claim and claim
expenses................$  --   $  --    $  --   $  --   $16,530  $17,712 $20,034  $20,812  $21,639 $31,044  $29,830
Ceded recoverable.......   --      --       --      --     3,440    3,297   2,867    2,491    2,705   6,089    6,095
                        -----   -----    -----   -----   -------  ------- -------  -------  ------- -------  -------
Net reserves
for unpaid
claim and claim
expenses................ 6,243   8,045    9,552  11,267   13,090   14,415  17,167   18,321   18,934  24,955   23,735
                        ------   -----    -----  ------   ------   ------  ------   ------   ------  ------   ------

NET PAID
(CUMULATIVE) AS OF:

One year later.......... 1,335   1,763    2,040   2,670    3,285    3,411   3,706    3,629    3,656   6,510      --
Two years later......... 2,383   2,961    3,622   4,724    5,623    6,024   6,354    6,143    7,087     --       --
Three years later....... 3,197   4,031    4,977   6,294    7,490    7,946   8,121    8,764      --      --       --
Four years later........ 3,963   5,007    6,078   7,534    8,845    9,218  10,241     --        --      --       --
Five years later........ 4,736   5,801    6,960   8,485    9,726   10,950     --      --        --      --       --
Six years later......... 5,339   6,476    7,682   9,108   11,207     --       --      --        --      --       --
Seven years later....... 5,880   7,061    8,142  10,393     --       --       --      --        --      --       --
Eight years later....... 6,382   7,426    9,303     --      --       --       --      --        --      --       --
Nine years later........ 6,690   8,522      --      --      --       --       --      --        --      --       --
Ten years later......... 7,738     --       --      --      --       --       --      --        --      --       --
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Schedule of
Property/Casualty
Loss Reserve
Development - continued
Calendar Year Ended      1986(a) 1987(a) 1988(a) 1989(a)  1990(a)  1991(a) 1992(a)  1993(a)  1994(b) 1995(c)   1996
(In millions of
 dollars)
--------------------------------------------------------------------------------------------------------------------
NET RESERVES
RE-ESTIMATED AS OF:
End of initial year..... 6,243   8,045    9,552  11,267   13,090   14,415  17,167   18,321   18,934  24,955   23,735
One year later.......... 6,642   8,086    9,737  11,336   12,984   16,032  17,757   18,250   18,922  24,864     --
Two years later......... 6,763   8,345    9,781  11,371   14,693   16,810  17,728   18,125   18,500    --       --
Three years later....... 6,989   8,424    9,796  13,098   15,737   16,944  17,823   17,868     --      --       --
Four years later........ 7,166   8,516   11,471  14,118   15,977   17,376  17,765     --       --      --       --
Five years later........ 7,314  10,196   12,496  14,396   16,440   17,329    --       --       --      --       --
Six years later......... 9,022  11,239   12,742  14,811   16,430     --      --       --       --      --       --
Seven years later.......10,070  11,480   13,167  14,810     --       --      --       --       --      --       --
Eight years later.......10,317  11,898   13,174    --       --       --      --       --       --      --       --
Nine years later........10,755  11,925     --      --       --       --      --       --       --      --       --
Ten years later.........10,823    --       --      --       --       --      --       --       --      --       --
                        ------- ------   ------  ------  -------   ------  ------   ------   ------  ------   -----
Total net (deficiency)
redundancy              (4,580) (3,880)  (3,622) (3,543)  (3,340)  (2,914)   (598)     453      434      91     --
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Reconciliation to Gross
Re-estimated Reserves:
Net reserves
re-estimated............ 10,823 11,925   13,174  14,810   16,430   17,329  17,765   17,868   18,500  24,864     --
Re-estimated ceded
recoverable                --      --       --      --     2,855    2,610   2,046    1,918    2,472   6,262     --
                         ------ ------   ------  ------   ------   ------  ------   ------   ------  ------    -----
 Total gross
   re-estimated reserves   --      --       --      --    19,285   19,939  19,811   19,786   20,972  31,126     --
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Net (Deficiency)
Redundancy
Related to:
Asbestos claims.........(3,021) (2,973)  (2,917) (2,818)  (2,681) (2,634)  (945)    (345)    (309)    (51)     --
Environmental claims....(1,021) (1,007)  (1,002)   (975)    (964)   (918)  (871)    (425)    (246)    (65)     --
                        ------- -------  ------- -------  ------- -------  -----    -----    -----   -----    -----
Total asbestos and      (4,042) (3,980)  (3,919) (3,793)  (3,645) (3,552)(1,816)    (770)    (555)   (116)     --
environmental
Other...................  (538)    100      297     250      305     638  1,218    1,223      989     207      --
                        ------- -------  ------- -------  ------- ------- ------   ------    -----   -----   ------
Total net
(deficiency)
redundancy..............(4,580) (3,880)  (3,622) (3,543)  (3,340) (2,914)  (598)     453      434      91      --
-------------------------------------------------------------------------------------------------------------------------

(a) Reflects reserves of CNA, excluding Continental reserves which were acquired on May 10, 1995. Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) relates only to the operations of CNA and does not include Continental.

(b) Reserve development related to the 1994 reserves of CNA, excluding Continental, as determined by the balances in this column, plus adverse reserve development of $134 million related to the reserves of Continental, acquired on May 10, 1995, which are not reflected in this column, were recorded by CNA in 1995 and subsequent periods.

(c) Includes Continental gross reserves of $9,713 million and net reserves of $6,063 million acquired on May 10, 1995 and subsequent development thereon.

     Additional information as to CNA's property/casualty claim and claim expense reserves is set forth in Notes A and E of the Consolidated Financial Statements of the 1996 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

RESERVE DEVELOPMENT

     Information as to CNA's reserve development is set forth in Note E of the Consolidated Financial Statements of the 1996 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

LIFE BUSINESS

     CNA's life insurance operations market individual and group insurance products through licensed agents, most of whom are independent contractors, who sell life and/or group insurance for CNA and for other companies on a commission basis.

     The individual insurance products consist primarily of term, universal life, participating policies and annuity products. Products developed in 1996 included a portfolio of variable products and new universal life products which are expected to be marketed in 1997. Group insurance products include life, accident and health consisting primarily of major medical and hospitalization and pension products, such as guaranteed investment contracts and annuities. In the medical and hospitalization market, CNA underwrites the Federal Employees Health Benefits Program (FEHBP) which had revenues of $2.1 billion, $1.9 billion and $1.8 billion in 1996, 1995 and 1994. CNA has undertaken a number of initiatives to enhance service, manage health care utilization demand and quality and strengthen CNA's networks of physicians, hospitals and other providers.

     CNA's products are designed and priced using assumptions management believes to be reasonably conservative for mortality, morbidity, persistency, expense levels and investment results. Underwriting practices that management believes are prudent are followed in selecting the risks that will be insured. Further, actual experience related to pricing assumptions is monitored closely so that prospective adjustments to these assumptions may be implemented as necessary. CNA mitigates the risk related to persistency by including contractual surrender charge provisions in its ordinary life and annuity policies in the first five to ten years, thus providing for the recovery of acquisition expenses. The investment portfolios supporting interest sensitive products, including universal life and individual annuities, are managed separately to minimize surrender and interest rate risk.

     Profitability in the health insurance business continues to be impacted by intense competition and rising medical costs. CNA has aggressively pursued expense reduction through increases in automation and other productivity improvements. Further, increasing costs of health care have resulted in a continued market shift away from traditional forms of health coverage toward managed care products and experience-rated plans. CNA's ability to compete in this market will be increasingly dependent on its ability to control costs through managed care techniques, innovation and quality customer-focused service in order to properly position CNA in the evolving health care environment.

     The following  table sets forth  supplemental  data for the life  insurance business:
--------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                        1996        1995        1994        1993       1992
(In millions of dollars)
--------------------------------------------------------------------------------------------------------------------
INDIVIDUAL PREMIUM
   Life and annuities................................      $   629.1   $   497.1   $   369.4  $   312.1   $   294.7
   Accident and health...............................            1.8        32.7        32.6       30.9        27.1
                                                           ---------   ---------   ---------  ---------   ---------
                                                           $   630.9   $   529.8   $   402.0  $   343.0   $   321.8
                                                           =========   =========   =========  =========   =========
GROUP PREMIUM
   Accident and health (a)...........................      $ 2,548.0   $ 2,189.7   $ 2,111.2  $ 1,983.0   $ 1,957.5
   Life and annuities................................          194.9       312.9       165.0      116.2       158.4
                                                           ---------   ---------   ---------  ---------   ---------
                                                           $ 2,742.9   $ 2,502.6   $ 2,276.2  $ 2,099.2   $ 2,115.9
                                                           =========   =========   =========  =========   =========
NET INVESTMENT INCOME AND OTHER INCOME
   Individual........................................      $   292.2   $   247.3   $   193.8  $   154.2   $   163.0
   Group.............................................          214.2       198.1       166.4      142.8       156.6
                                                           ---------   ---------   ---------  ---------   ---------
                                                           $   506.4   $   445.4   $   360.2  $   297.0   $   319.6
                                                           =========   =========   =========  =========   =========
INCOME EXCLUDING REALIZED CAPITAL GAINS, BEFORE INCOME TAX
   Individual........................................      $   100.9   $    65.4   $    47.3  $    14.5   $    22.5
   Group.............................................           69.8        94.9        87.1       51.9        56.1
                                                           ---------   ---------   ---------  ---------   ---------
                                                           $   170.7   $   160.3   $   134.4  $    66.4   $    78.6
                                                           =========   =========   =========  =========   =========
GROSS LIFE INSURANCE IN FORCE
   Individual (b)....................................      $ 172,213   $ 113,901   $  80,560  $  76,835   $  75,569
   Group.............................................         64,796      52,146      46,873     35,413      29,643
                                                           ---------   ---------   ---------  ---------   ---------
                                                           $ 237,009   $ 166,047   $ 127,433  $ 112,248   $ 105,212
                                                           =========   =========   =========  =========   =========
OTHER DATA - STATUTORY BASIS(C)
   Capital and surplus...............................      $ 1,163.4   $ 1,127.6   $ 1,054.6  $ 1,022.0   $ 1,003.0
   Capital and surplus-percent of total liabilities..           25.5%       28.2%       29.4%      30.1%       33.4%
   Participating policyholders-percent of gross life
   insurance in force                                            0.5         0.6         0.9        1.1         1.2
--------------------------------------------------------------------------------------------------------------------
     (a)  Group accident and health premiums  include  contracts  involving U.S.
          government  employees and their dependents  amounting to approximately
          $2.1,  $1.9, $1.8, $1.7 and $1.6 billion in 1996, 1995, 1994, 1993 and
          1992, respectively.

     (b) Lapse ratios for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in force were 7.2%, 9.4%, 9.7%, 9.7% and 8.6%, in 1996, 1995, 1994, 1993
          and 1992, respectively.

     (c) Other  Data  is  determined  on  the  basis  of  statutory   accounting
         practices. Life insurance subsidiaries have received reimbursement from
         CNA for general management and  administrative  expenses and investment expenses of $28.5, $21.3, $24.7, $25.6 and $24.5 million in 1996, 1995,
         1994, 1993 and 1992,  respectively.  Statutory capital and surplus as a percent of total  liabilities is determined  after  excluding  Separate
         Account  liabilities and reclassifying  the statutorily  required Asset
         Valuation and Interest Maintenance Reserves as surplus.

Guaranteed Investment Contracts
-------------------------------

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

     CNA manages the liquidity and interest rate risks on the guaranteed investment contract portfolio by matching the approximate duration of fixed maturity securities included in the investment portfolio supporting the guaranteed investment contracts with the corresponding payout pattern of the contracts, and assessing market value surrender charges on the majority of the contracts.

     The table below shows a comparison of the duration of assets and contracts, weighted average investment yield, weighted average interest crediting rates, and withdrawal characteristics of the guaranteed investment contract portfolio.
--------------------------------------------------------------------------------
December 31                                       1996      1995       1994
--------------------------------------------------------------------------------
Duration in years:
   Assets......................................    3.12      3.12       3.23
   Contracts...................................    3.16      2.98       2.99
                                                   ----      ----       ----
   Difference..................................   (0.04)     0.14       0.24
                                                  ======     ====       ====

Weighted average investment yield..............    7.44%     7.58%      7.67%

Weighted average interest crediting rates......    7.32%     7.45%      7.53%

Withdrawal characteristics:
   With market value adjustment................      95%       92%        79%
   Non-withdrawable............................       5         8         15
   Without market value adjustment.............       0         0          6
--------------------------------------------------------------------------------
   Total                                            100%      100%       100%
================================================================================
     As shown above, the weighted average investment yield at December 31, 1996, 1995 and 1994 was more than the weighted average interest crediting rate.

INVESTMENTS

     Information as to CNA's investments is set forth in Note B of the Consolidated Financial Statements of the 1996 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

ITEM 2.     PROPERTIES

     CNA Plaza, owned by Continental Assurance Company, serves as the home office for CNA and its insurance subsidiaries. An adjacent building (located at 55 E. Jackson Blvd.), jointly owned by Continental Casualty Company and Continental Assurance Company, is partially situated on grounds under leases expiring in 2058. Approximately 30% of the adjacent building is rented to non-affiliates. CNA's subsidiaries lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNA's subsidiaries:

--------------------------------------------------------------------------------
                              AMOUNT OF BUILDING
                              OWNED AND OCCUPIED OR
                              LEASED BY CNA OR ITS
LOCATION                      SUBSIDIARIES                     PRINCIPAL USAGE
--------------------------------------------------------------------------------
CNA Plaza                      1,144,378 *           Principal Executive Offices
333 S. Wabash                                        of CNA
Chicago, Illinois

180 Maiden Lane                  507,547*            Property/Casualty
New York, New York                                   Insurance Offices

1 Continental Drive              490,993**           Property/Casualty
Cranbury, New Jersey                                 Insurance Offices

55 E. Jackson Blvd.              308,750 *           Principal Executive
Chicago, Illinois                                    Offices of CNA

401 Penn Street                  251,691*            Property/Casualty
Reading, Pennsylvania                                Insurance Offices

100 CNA Drive                    251,363*            Life Insurance Offices
Nashville, Tennessee

7361 Calhoun Place               224,725**           Life Insurance Offices
Rockville, Maryland

1111 E. Broad St.                215,470**           Property/Casualty
Columbus, Ohio                                       Insurance Offices

200 S. Wacker Drive              214,997**           Property/Casualty
Chicago, Illinois                                    Insurance Offices

333 Glen Street                  157,825**           Property/Casualty
Glen Falls, New York                                 Insurance Offices;
                                                     Residual Market Center

111 Congressional Blvd.          118,215**           Personal Lines
Indianapolis, Indiana

1431 Opus Place                  106,151**           Property/Casualty,
Downers Grove, Illinois                              Surety Insurance Offices

2401 Pleasant Valley             102,376**           Commercial Operations
York, Pennsylvania

1100 Ward Avenue                  93,771*            First Insurance Company
Honolulu, Hawaii                                     of Hawaii, Ltd.Headquarters

* Represents property owned by CNA or its subsidiaries.
** Represents property leased by CNA or its subsidiaries.

ITEM 3.    LEGAL PROCEEDINGS

     Incorporated herein by reference from Note F of the Consolidated Financial Statements in the 1996 Annual Report to Shareholders.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                 EXECUTIVE OFFICERS OF THE REGISTRANT

                                          FIRST BECAME
                        POSITION AND      OFFICER OF
                        OFFICES HELD      THE CNA
                         WITH             INSURANCE
NAME                    REGISTRANT    AGE COMPANIES  PRINCIPAL OCCUPATION
                                                     DURING PAST FIVE YEARS


Laurence A. Tisch       Chief Executive  74   ****   Co-Chairman of the
                        Officer                      Board and Co-Chief
                                                     Executive Officer of
                                                     Loews Corporation.
                                                     President, Chief
                                                     Executive Officer and
                                                     Director of CBS, Inc.
                                                     until November 1995.
                                                     Executive officer of
                                                     the Registrant since
                                                     1974.

Dennis H. Chookaszian   Chairman of the  53   1975   Chairman of the Board
                        Board and Chief              and Chief Executive
                        Executive Officer,           Officer of the CNA
                        CNA Insurance                Insurance Companies
                        Companies                    since September 1992.
                                                     Prior thereto,  Mr.
                                                     Chookaszian was
                                                     President and Chief
                                                     Operating Officer of
                                                     the CNA Insurance
                                                     Companies.  Executive
                                                     officer of the
                                                     Registrant since 1975.

Philip L. Engel        President, CNA    56   1977   President of the CNA
                       Insurance                     Insurance Companies
                       Companies                     since September 1992.
                                                     Prior thereto, Mr.
                                                     Engel was Executive
                                                     Vice President of the
                                                     CNA Insurance
                                                     Companies.  Executive
                                                     officer of the
                                                     Registrant since 1992.

William J.             Senior Vice       44   1987   Senior Vice President
Adamson, Jr.           President, CNA                of the CNA Insurance
                       Insurance                     Companies since November
                       Companies                     1995; Group Vice President
                                                     of the CNA Insurance
                                                     Companies from April 1993
                                                     through October 1995. Prior
                                                     thereto, Mr. Adamson was
                                                     Vice President of the CNA
                                                     Insurance Companies.
                                                     Exectuive officer of the
                                                     Registrant since 1996.

                                          FIRST BECAME
                        POSITION AND      OFFICER OF
                        OFFICES HELD      THE CNA
                         WITH             INSURANCE
NAME                    REGISTRANT    AGE COMPANIES  PRINCIPAL OCCUPATION
                                                     DURING PAST FIVE YEARS

James P. Flood         Senior Vice       46   1995   Senior Vice President of
                       President, CNA                the CNA Insurance Companies
                       Insurance                     since May 1995;  Senior
                       Companies                     Vice President of The
                                                     Continental Insurance
                                                     Company from October 1992
                                                     through May 1995.
                                                     Prior thereto, Mr. Flood
                                                     was Vice President of The
                                                     Continental Insurance
                                                     Company. Executive officer
                                                     of the Registrant since
                                                     1996.

Michael C. Garner      Senior Vice       44   1993   Senior Vice President of
                       President, CNA                the CNA Insurance Companies
                       Insurance                     since September 1993.
                       Companies                     Prior thereto, Mr. Garner
                                                     was a partner of Coopers
                                                     and Lybrand LLP.  Executive
                                                     officer of the Registrant
                                                     since 1996.

Bernard L. Hengesbaugh Senior Vice       50   1980   Senior Vice President of
                       President, CNA                the CNA Insurance Companies
                       Insurance                     since November 1990.
                       Companies                     Executive officer of the
                                                     Registrant since 1996.

Peter E. Jokiel        Senior Vice       49   1985   Senior Vice President and
                       President and                 Chief Financial Officer
                       Chief Financial               since November 1990.
                       Officer                       Executive officer of the
                                                     Registrant since 1990.

Jonathan D. Kantor     Senior Vice       41   1994*  Group Vice President of the
                       President*                    CNA Insurance Companies
                                                     since April 1994.
                                                     Prior thereto, partner at
                                                     the law firm of Shea &
                                                     Gould.  Executive officer
                                                     of the Registrant effective
                                                     April 1, 1997.**

Donald M. Lowry        Senior Vice      67  1982     Senior Vice President,
                       President,                    Secretary and General
                       Secretary and                 Counsel since August 1992.
                       General                       Prior thereto, Mr. Lowry
                       Counsel***                    was Senior Vice President
                                                     and General Counsel of the
                                                     CNA Insurance Companies.
                                                     Executive officer of the
                                                     Registrant since 1992.

Carolyn L. Murphy      Senior Vice    52   1978      Senior Vice President of
                       President, CNA                the CNA Insurance Companies
                       Insurance                     since November 1990.
                       Companies                     Executive officer of the
                                                     Registrant since 1992.

                                          FIRST BECAME
                        POSITION AND      OFFICER OF
                        OFFICES HELD      THE CNA
                         WITH             INSURANCE
NAME                    REGISTRANT    AGE COMPANIES  PRINCIPAL OCCUPATION
                                                     DURING PAST FIVE YEARS

William H. Sharkey,Jr. Senior Vice   48   1994       Senior Vice President of
                       President, CNA                the CNA Insurance Companies
                       Insurance                     since January 1994.  Prior
                       Companies                     therto, Mr. Sharkey was
                                                     Senior Vice President of
                                                     Cigna Healthcare. Executive
                                                     officer of the Registrant
                                                     since 1996.

                                          FIRST BECAME
                        POSITION AND      OFFICER OF
                        OFFICES HELD      THE CNA
                         WITH             INSURANCE
NAME                    REGISTRANT    AGE COMPANIES  PRINCIPAL OCCUPATION
                                                     DURING PAST FIVE YEARS

Adrian M. Tocklin      Senior Vice   45   1995       Senior Vice President of
                       President, CNA                the CNA Insurance Companies
                       Insurance                     since May 1995; President
                       Companies                     of The Continental
                                                     Insurance Company from June
                                                     1994 through May 1995;
                                                     Executive Vice President of
                                                     The Continental Insurance
                                                     Company from August 1991
                                                     through June 1994.
                                                     Prior thereto, Ms. Tocklin
                                                     was Senior Vice President
                                                     of The Continental
                                                     Insurance Company.
                                                     Executive officer of the
                                                     Registrant since 1996.

Jae L. Wittlich        Senior Vice  54    1977       Senior Vice President of
                       President,                    the CNA Insurance Companies
                       CNA                           since November 1990.
                       Insurance                     Executive officer of the
                       Companies                     Registrant since 1992.

David W. Wroe          Senior Vice  50    1996       Senior Vice President of
                       President,                    the CNA Insurance Companies
                       CNA                           since June 1996.  Prior
                       Insurance                     thereto, Mr. Wroe was
                       Companies                     President of Agency
                                                     Management Systems.
                                                     Executive officer of the
                                                     Registrant since 1996.
-------------------------------
Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

*Mr. Kantor will succeed Donald Lowry as Senior Vice President , Secretary and General Counsel of the CNA Insurance Companies effective April 1, 1997 and as Senior Vice President and General Counsel of the Registrant effective 1998.

**Shea & Gould declared bankruptcy in 1995.

***Mr. Lowry will remain Senior Vice President, Secretary and General Counsel of the Registrant until 1998.

****Mr. Tisch is not an officer of the CNA Insurance Companies.

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference from page 82 of the 1996 Annual Report to Shareholders.


ITEM 6. SELECTED FINANCIAL DATA

     Incorporated herein by reference from page 2 of the 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from pages 12 through 29 of the 1996 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Balance Sheet - December 31, 1996 and 1995

     Statement of Consolidated Operations - Years Ended December 3l, 1996, 1995 and 1994

     Statement of Consolidated Stockholders' Equity - December 31, 1996, 1995 and 1994

     Statement of Consolidated Cash Flows - Years Ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

     The above Consolidated Financial Statements, the related Notes to the Consolidated Financial Statements and the Independent Auditors' Report are incorporated herein by reference from pages 30 through 81 of the 1996 Annual Report to Shareholders.

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


                             PART IV
ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K
                                                                         Page
                                                                        Number
                                                                        ------
(a)    1.  FINANCIAL STATEMENTS:

           A separate index to the Consolidated Financial Statements
           is presented in Part II, Item 8..........................       17

(a)    2.  FINANCIAL STATEMENT SCHEDULES:

           Schedule I    Summary of Investments.....................       22

           Schedule II   Condensed Financial Information (Parent Company). 23

           Schedule III  Supplementary Insurance Information.............. 27

           Schedule V    Valuation and Qualifying Accounts and Reserves..  28

           Schedule VI   Supplementary Information Concerning
                         Property/Casualty Insurance Operations..........  28

           Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

           Independent Auditors' Report.................................   29

                                  PART IV
ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)
(a)   3.     EXHIBITS:


                                                                         Exhibit
                            Description of Exhibit                        Number
                            ----------------------                       -------
      (2) Plan of acquisition, reorganization, arrangement, liquidation or succession:

          Securities Purchase Agreement, dated as of December 6, 1994, by and between CNA Financial Corporation and The Continental Corporation (with exhibits thereto) (Exhibit 1 to Form 8-K
          dated December 9, 1994 incorporated herein by reference.)....     2.1

          Merger Agreement, dated as of December 6, 1994, by and among
          CNA Financial Corporation, Chicago Acquisition Corp. and The Continental Corporation (Exhibit 2 to Form 8-K dated December
          9, 1994 incorporated herein by reference.)...................     2.2

      (3)  Articles of incorporation and by-laws:
           Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to 1987 Form 10-K incorporated
           herein by reference.)........................................    3.1

           By-Laws of CNA Financial Corporation, as amended February 12,
           1997.........................................................    3.2*

     (4) Instruments defining the rights of security holders, including indentures:
           CNA Financial Corporation hereby agrees to furnish
           to the Commission upon request copies of instruments with
           respect to long-term debt, pursuant to Item 601(b)(4)(iii)
           of Regulation S-K..........................................      --

     (10)  Material contracts:

           Continental Casualty Company "CNA" Annual Incentive Bonus Plan Provisions (Exhibit 10.1 to 1994 Form 10K incorporated herein by reference.)................................................  10.1

           Employment Agreement between CNA Financial Corporation and
           Dennis H. Chookaszian, dated December 31, 1995
           (Exhibit 10.2 to 1995 Form 10K incorporated herein by
           reference.)...................................................  10.2

           Employment Agreement between CNA Financial Corporation and
           Philip L. Engel, dated December 31, 1995 (Exhibit 10.3 to 1995
           Form 10K incorporated herein by reference.)...................  10.3

           Continuing Services Agreement between CNA Financial Corporation and Edward J. Noha, dated February 27, 1991 (Exhibit 6.0 to 1991 Form 8-K, filed March 18, 1991, incorporated herein by reference.)...................................................  10.4

           CNA Employees' Retirement Benefit Equalization Plan, as amended through January 1, 1993 (Exhibit 10.4 to 1992 Form 10-K incorporated herein by reference.)............................. 10.5

           CNA Employees' Supplemental Savings Plan, as amended through
           January 1, 1993 (Exhibit 10.6 to 1992 Form 10-K incorporated herein by reference.).......................................... 10.6

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K (continued)

  (a) 3.    EXHIBITS:
                                                                        Exhibit
                          Description of Exhibit Number                 Number
                          -----------------------------                 -------

     (10)Material contracts (continued):

         Federal Income Tax Allocation Agreement dated February
         29, 1980 between CNA Financial Corporation and Loews
         Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated
         herein by reference.)........................................    10.7

         Agreement  between  Fibreboard   Corporation  and  Continental
         Casualty Company,  dated April 9, 1993 (Exhibit A to 1993 Form
         8-K filed April 12, 1993 incorporated herein by reference.)....  10.8

         Settlement  Agreement  entered into on October 12, 1993 by and among Fibreboard  Corporation,  Continental  Casualty Company,
         CNA Casualty of California, Columbia Casualty Company and Pacific Indemnity Company together the "Parties" (Exhibit 10.1 to September 30, 1993 Form 10-Q incorporated herein by
         reference.)...................................................   10.9

         Continental-Pacific  Agreement  entered  into October 12, 1993 between  Continental  Casualty  Company and Pacific  Indemnity
         Company   (Exhibit  10.2  to  September  30,  1993  Form  10-Q
         incorporated herein by reference.).............................  10.10

         Global  Settlement  Agreement  among  Fibreboard  Corporation,
         Continental   Casualty   Company,   CNA  Casualty  Company  of
         California,   Columbia  Casualty  Company,  Pacific  Indemnity
         Company and the Settlement Class dated December 23, 1993 (Exhibit 10.11 to 1993 Form 10-K incorporated herein
          by reference.)..............................................    10.11

         Glossary  of  Terms  in  Global  Settlement  Agreement,  Trust
         Agreement, Trust Distribution Process and Defendant Class Settlement Agreement as of December 23, 1993 (Exhibit 10.12 to
         1993 Form 10-K incorporated herein by reference.).............   10.12

         Fibreboard Asbestos Corporation Trust Agreement dated
         December 23, 1993 (Exhibit 10.13 to 1993 Form 10-K incorporated herein by reference.)..........................................  10.13

         Trust Distribution Process - Annex A to the Trust Agreement as
         of  December  23,  1993  (Exhibit  10.14  to  1993  Form  10-K
         incorporated herein by reference.)............................   10.14

         Defendant Class Settlement Agreement dated December 22, 1993
         (Exhibit 10.15 to 1993 Form 10-K incorporated herein by
         reference.)....................................................  10.15

         Escrow Agreement among Continental Casualty Company, Pacific
         Indemnity Company and The First National Bank of Chicago dated December 23, 1993 (Exhibit 10.16 to 1993 Form 10-K incorporated herein by reference.)..........................................  10.16

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

(a)      3.   EXHIBITS:
                                                                        Exhibit
                    Description of Exhibit                               Number
                    ----------------------                               ------

     (11)     Computation of Net Income per Common Share................  11.1*

     (12)     Statements regarding computation of ratios:
              Computation of Ratio of Earnings to Fixed Charges.........  12.1*

              Computation of Ratio of Net Income, As Adjusted,
              to Fixed Charges..........................................  12.2*

     (13)     1996 Annual Report........................................  13.1*

     (21)     Subsidiaries of CNA.......................................  21.1*

     (23)     Independent Auditor's Consent.............................  23.1*

     (27)     Financial Data Schedule...................................  27*
              *Filed herewith

     (b)      REPORTS ON FORM 8-K:


              None

                                                                                                         SCHEDULE I

                                                CNA FINANCIAL CORPORATION
                                                  SUMMARY OF INVESTMENTS

-------------------------------------------------------------------------------------------------------------------
DECEMBER 31                                                   1996                               1995
                                                 ------------------------------ -----------------------------------
                                                             MARKET   CARRYING                  MARKET    CARRYING
(In millions of dollars)                            COST      VALUE     VALUE         COST       VALUE      VALUE
-------------------------------------------------------------------------------------------------------------------
Fixed maturities available-for-sale:
   Bonds:
       United States government and government
        agencies and authorities-taxable....      $15,046.9 $15,045.3 $15,045.3    $17,903.4   $18,511.4  $18,511.4
       States, municipalities and political
        subdivisions-tax exempt.............        4,859.6   4,951.2   4,951.2      3,452.8     3,603.1    3,603.1
       Foreign governments and political
        subdivisions........................        1,200.1   1,213.9   1,213.9      1,509.3     1,543.3    1,543.3
       Public utilities.....................          195.5     205.4     205.4        280.2       305.2      305.2
       Convertibles and bonds with warrants
        attached............................          166.6     168.7     168.7        252.2       260.8      260.8
       All other corporate..................        6,021.7   6,070.5   6,070.5      5,887.2     6,104.6    6,104.6
   Redeemable preferred stocks..............           49.2      65.6      65.6        100.3       116.3      116.3
                                                   --------  --------  --------     --------    --------   --------
         Total fixed maturities                    27,539.6  27,720.6  27,720.6     29,385.4    30,444.7   30,444.7
         available-for-sale                        ========  ========  ========     ========    ========   ========

Equity securities available-for-sale:
   Common stocks:
       Public utilities.....................           11.0      15.1      15.1         17.7        23.5       23.5
       Banks, trusts and insurance companies          131.5     185.1     185.1         84.3        96.7       96.7
       Industrial and other.................          335.1     431.0     431.0        631.8       795.0      795.0
   Non redeemable preferred stocks..........          224.3     227.9     227.9          2.5         2.5        2.5
                                                   --------  --------  --------     --------    --------   --------
         Total equity securities                      701.9 $   859.1     859.1        736.3   $   917.7      917.7
         available-for-sale.................       --------  --------  --------     --------    --------   --------

Mortgage loans..............................          112.6               112.6        139.8                  119.3
                                                   --------            --------     --------               --------
Real estate:
   Investment properties....................           14.7                10.7          6.6                    3.0
   Acquired in satisfaction of debt.........            0.2                 0.1          0.2                    0.1
                                                   --------            --------     --------               --------
         Total real estate..................           14.9                10.8          6.8                    3.1
                                                   --------            --------     --------               --------
Policy loans................................          174.4               174.4        177.1                  177.2
Other invested assets.......................          616.6               681.2        483.5                  499.9
Short-term investments......................        5,853.7             5,853.7      3,724.5                3,724.5
-------------------------------------------------------------------------------------------------------------------
         Total investments                        $35,013.7           $35,412.4    $34,653.4              $35,886.4
===================================================================================================================

                                                        SCHEDULE II
                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION


FINANCIAL POSITION
--------------------------------------------------------------------------------
DECEMBER 31                                                1996           1995
(In millions of dollars)
--------------------------------------------------------------------------------
ASSETS:
Investments in subsidiaries.........................   $ 8,098.9     $ 8,060.6
Federal income taxes recoverable....................          --         136.6
Deferred income taxes...............................       877.2         785.2
Notes receivable from affiliate.....................       205.0         205.0
Other...............................................        17.9           7.9
                                                      ----------    ----------
        Total assets................................   $ 9,199.0     $ 9,195.3
LIABILITIES:                                          ==========    ==========
Debt................................................   $ 1,971.2     $ 2,222.4
Federal income taxes payable........................        28.7            --
Amounts due to affiliates...........................       101.7         190.3
Other...............................................        37.6          47.1
                                                      ----------    ----------
        Total liabilities...........................     2,139.2       2,459.8
                                                      ----------    ----------
        Total stockholders' equity..................     7,059.8       6,735.5
------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 9,199.0     $ 9,195.3
==============================================================================

RESULTS OF OPERATIONS
----------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                    1996            1995           1994
(In millions of dollars)
----------------------------------------------------------------------------------------------
REVENUES:
Equity in income of subsidiaries before income tax:
   Operating income ...............................   $1,088.8       $  923.5         $ 389.1
   Realized investment gains (losses)..............      609.7          453.0          (256.8)
Net investment income..............................       13.6            9.0             0.3
Realized investment gains (losses).................       (5.4)           3.1            (0.3)
                                                      ---------      --------          ------
                                                       1,706.7        1,388.6           132.3
                                                      ---------      --------          ------
EXPENSES:
Administrative and general expenses................      222.6          219.7           193.1
Interest expense...................................      135.0          125.3            69.6
Other..............................................        4.0            1.2             3.7
                                                      --------       --------          ------
                                                         361.6          346.2           266.4
                                                      --------       --------          ------
       Income (loss) before income tax.............    1,345.1        1,042.4          (134.1)
Income tax benefit (expense).......................     (380.3)        (285.4)          170.6
==============================================================================================
       Net income                                     $  964.8       $  757.0         $  36.5
==============================================================================================
                                See accompanying Notes to Condensed Financial Information.

                                                                                     SCHEDULE II
                                                                                     (Continued)



                                                CNA FINANCIAL CORPORATION
                                                     (PARENT COMPANY)
                                             CONDENSED FINANCIAL INFORMATION


STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                                     1996         1995       1994
(In millions of dollars)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income........................................................... $ 964.8     $ 757.0      $ 36.5
                                                                         -------     -------       -----
   Adjustments to reconcile net income to net cash
   used in operating activities:
       Equity in earnings of unconsolidated affiliates                  (1,376.7)   (1,200.7)      (98.0)
       Realized (gains) losses..........................................     5.4        (3.1)        0.3
       Changes in:
        Accrued investment income.......................................       -           -         1.1
        Federal income taxes............................................   165.3      (112.9)        5.6
        Deferred income taxes...........................................    93.3       173.2      (115.0)
        Other, net......................................................  (131.9)       86.7       (23.6)
                                                                         -------     -------      ------
         TOTAL ADJUSTMENTS..............................................(1,244.6)   (1,056.8)     (229.6)
                                                                         --------    --------     ------
         NET CASH USED IN OPERATING ACTIVITIES..........................  (279.8)     (299.8)     (193.1)
                                                                         -------     -------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of The Continental Corporation.............................       -    (1,125.5)          -
   Other acquisition....................................................       -       (13.0)          -
   Purchases of fixed maturities........................................    (0.2)     (709.0)     (195.7)
   Proceeds from fixed maturities:
      Sales.............................................................       -       501.2        19.6
      Maturities........................................................       -       200.6       192.4
   Net proceeds from the sale of equity securities......................       -        (0.5)        4.0
   Change in short-term investments.....................................    (1.7)        0.8         1.1
   Change in other investments..........................................    (4.6)       10.3         2.3
   Other................................................................       -        (3.3)       (1.0)
                                                                         -------     -------      ------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES............    (6.5)   (1,138.4)       22.7
                                                                         --------    --------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to preferred shareholders.............................    (6.3)       (7.3)       (4.5)
   Dividend from affiliates.............................................   547.5       325.8       175.0
   Proceeds from issuance of long-term debt.............................   248.1     1,325.0           -
   Principal payments on  long-term debt................................  (500.0)          -           -
   Loan to The Continental Corporation..................................       -      (205.0)          -
                                                                         -------     -------      -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES......................   289.3     1,438.5       170.5
                                                                         -------     -------      -------
         NET INCREASE  IN CASH..........................................     3.0         0.3         0.1
Cash at beginning of year...............................................     0.4         0.1           -
---------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                     $    3.4     $   0.4      $  0.1
===========================================================================================================

STATEMENT OF CASH FLOWS - CONTINUED
-----------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                                     1996         1995       1994
(In millions of dollars)
-----------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash received (paid):
       Interest expense................................................. $(140.9)    $(169.5)     $(70.5)
       Federal income taxes.............................................    15.4       102.5        53.1
===========================================================================================================

Supplemental disclosures of cash flow information relating to acquisitions:
Noncash  investing  activities  that are not  reflected in the Statement of Cash
Flows are listed below*.
------------------------------------------------------------------------------------------------------------
                                                                           The
                                                                       Continental       Other
   December 31, 1995                                                   Corporation
------------------------------------------------------------------------------------------------------------
 Fair value of assets acquired......................................... $15,258.5        $  13.0
 Liabilities assumed................................................... (14,133.0)           -
                                                                        ---------        -------
       Cash paid....................................................... $ 1,125.5        $  13.0
============================================================================================================
*  There were no significant  acquisitions by CNA Financial  Corporation (Parent
   Company) during the year ended December 31, 1996 and December 31, 1994.

           See accompanying Notes to Condensed Financial Information.

                                                               SCHEDULE II
                                                               (CONTINUED)

                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION


                    Notes to Condensed Financial Information


a.       Basis of Presentation


         The financial statements of the registrant should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the CNA Financial Corporation Annual Report to Shareholders.


         Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 1996.


b.       Debt:

    -------------------------------------------------------------------------
    DECEMBER 31                                               1996    1995
    (In millions of dollars)
    -------------------------------------------------------------------------
    Long-term
       Variable rate debt:
           Credit Facility..................................$  400.0 $  825.0
           Commercial Paper.................................   675.0    500.0
       Senior Notes:
           8 7/8 %, due March 1, 1998.......................   149.6    149.2
           6 1/4%, due November 15, 2003....................   248.4    248.2
           6 3/4%, due November 15, 2006....................   248.1     --
       7 1/4%  Debenture, due November 15, 2023.............   247.1    247.1
       1.0% Urban Development Action Grant, due May 7, 2019.     3.0      3.0
                                                            -------- --------
           Total long-term debt............................. 1,971.2  1,972.5
    Short-term debt.........................................     --     249.9
    -------------------------------------------------------------------------
             Total                                          $1,971.2 $2,222.4
    =========================================================================

   To finance the acquisition of Continental (including the refinancing of $205 million of Continental debt) CNA entered into a five-year $1.325 billion revolving credit facility. In 1996, the Company renegotiated the facility extending the maturity to May 2001. The interest rate for the facility is based on the London Interbank Offered Rate (LIBOR), plus 16 basis points. Additionally, there is a facility fee of 9 basis points annually. The average interest rate on the borrowings under the revolver at December 31, 1996 was 5.72%. Under the terms of the facility, CNA may prepay the debt without penalty.

   On November 15, 1996, CNA issued $250 million 6 3/4% senior notes, due November 15, 2006. The net proceeds from this issuance of approximately $248 million were used to pay down a portion of the borrowings outstanding under the revolving credit facility. As a result of this debt issuance, borrowing capacity under the revolving credit facility was reduced by $250 million, to $1.075 billion.

   An additional $250 million of securities remain available for issuance under a shelf registration.

   In 1995, to take advantage of favorable interest rates, CNA established a commercial paper program borrowing $500 million from investors to replace a like amount of credit facility financing. During 1996, CNA increased its borrowings under the commercial paper program to $675 million. The average interest rate on the commercial paper at December 31, 1996 was 5.67%. The commercial paper borrowings are classified as long-term as borrowing capacity under the credit facility will support the commercial paper. At year end 1996, the outstanding loans under the revolving credit facility were $400 million. There was no unused borrowing capacity under the facility after the effects of the commercial paper program.


   In 1995, CNA entered into interest rate swap agreements with a notional principal amount of $1.2 billion, which terminate from May to December 2000. These agreements provide that CNA pay interest at a fixed rate, averaging 6.20% at December 31, 1996 in exchange for the receipt of interest at the three month LIBOR rate. Concurrent with the paydown of $250 million on the revolving credit facility, CNA terminated interest rate swaps with a total notional amount of $250 million.

   The effect of these interest rate swaps was to increase interest expense by approximately $7 million and $2 million for the years ended December 31, 1996 and 1995, respectively.

   The weighted average interest rate (interest and facility fees) on the variable rate debt, which includes the revolving credit facility, commercial paper and the effect of the interest rate swaps, was 6.28% and 6.50% at December 31, 1996 and 1995, respectively.


c. CNA has reimbursed, or will reimburse, its subsidiaries for general management and administrative expenses, unallocated loss adjustment expenses and investment expense of $223.1 million, $218.3 million and $194.3 million in 1996, 1995 and 1994, respectively.


d. There were no capital contributions by CNA in 1996, 1995 or 1994.
--------------------------------------------------------------------------------

                                                                        SCHEDULE III

                            CNA FINANCIAL CORPORATION
                       SUPPLEMENTARY INSURANCE INFORMATION
-------------------------------------------------------------------------------------------------
                                                          Gross Insurance Reserves
                                              ---------------------------------------------------
                                               CLAIM
                                DEFERRED        AND         FUTURE                    POLICY-
                               ACQUISITION     CLAIM        POLICY      UNEARNED     HOLDERS'
(In millions of dollars)          COSTS       EXPENSE      BENEFITS     PREMIUMS       FUNDS
-------------------------------------------------------------------------------------------------
DECEMBER 31, 1996
   Property/Casualty:
     Commercial............      $  822.3     $26,321.8    $   47.4      $ 3,591.3    $ 171.8
     Personal..............         262.1       1,556.8       325.5        1,043.8         -
     Involuntary risks.....           -         1,951.4         -             23.6         -
   Life:
     Individual............         735.8         147.9     3,138.5           -          30.2
     Group.................          34.0         519.2       669.9           -         543.6
                                  -------     ---------     -------        -------      ------
       CNA Insurance.......      $1,854.2      30,497.1    $4,181.3      $ 4,658.7    $ 745.6
                                  =======                   ========       =======      ======
   Other and intercompany
     eliminations..........                       332.4
                                              ---------
                                              $30,829.5
                                               ========
DECEMBER 31, 1995
   Property/Casualty
     Commercial............      $  701.9     $27,309.3    $   38.5      $ 3,607.0    $ 162.6
     Personal..............         258.2       1,426.5       259.9          868.9         -
     Involuntary risks.....           8.6       2,308.5         -             73.5         -
   Life:
     Individual............         505.7         162.3     2,678.8           -          31.0
     Group.................          18.9         473.0       538.7           -         511.4
                                  -------     ---------     -------        ------      ------
       CNA Insurance.......      $1,493.3      31,679.6    $3,515.9      $ 4,549.4    $ 705.0
                                  =======                   =======       =======      ======
   Other and intercompany
     eliminations..........                       352.8
                                              ---------
                                              $32,032.4
                                              =========
DECEMBER 31, 1994
   Property/Casualty:
     Commercial............      $  395.2     $18,920.3    $   28.5      $ 2,129.1    $ 128.4
     Personal..............         197.1       1,042.4       199.0          559.9         -
     Involuntary risks.....           -         1,675.9         -              1.7         -
   Life:
     Individual............         427.3         145.2     2,414.9           -          31.7
     Group.................           6.8         439.4       407.4           -         472.4
                                  -------     ---------     -------       --------      ------
       CNA Insurance.......      $1,026.4      22,223.2    $3,049.8      $ 2,690.7    $ 632.5
                                  =======                   =======       ========      ======
   Other and intercompany
     eliminations..........                       341.6
                                              ---------
                                              $22,564.8
                                              =========

                            CNA FINANCIAL CORPORATION
                 SUPPLEMENTARY INSURANCE INFORMATION - CONTINUED
-------------------------------------------------------------------------------------------------------------

                                                                       Amortization
                                                        Insurance         of
                                 Net          Net       Claims and      Deferred       Other
                               Premium    Investment   Policyholders'  Acquisition   Operating    Premiums
                               Revenue      Income       Benefits        Costs       Expenses      Written
-------------------------------------------------------------------------------------------------------------

December 31, 1996
   Property/Casualty:
     Commercial............  $ 8,296.3    $1,622.7     $ 6,703.2      $1,715.3      $ 1,103.9    $  8,592.7
     Personal..............    1,598.7       166.0       1,183.8         402.2          273.5       1,731.5
     Involuntary risks.....      232.1        92.6         243.6          61.6           91.6         286.5
   Life:
     Individual............      630.9       227.6         666.9          26.4          128.8             -
     Group.................    2,742.9       172.5       2,579.2         (13.4)         321.6             -
                             ---------     -------      --------       --------       -------     ---------
       CNA Insurance.......   13,500.9     2,281.4      11,376.7      $2,192.1        1,919.4    $ 10,610.7
                                                                      =========                   =========
   Other and intercompany
     eliminations..........      (21.9)       (5.4)        (20.4)                       (39.7)
                             ---------     --------     ---------                       ------
                             $13,479.0    $2,276.0    $ 11,356.3                    $ 1,879.7
                              ========     ========     =========                     ========
December 31, 1995
   Property/Casualty:
     Commercial............  $ 7,225.3    $1,463.1    $  5,995.2      $1,494.8     $    915.3     $ 7,561.3
     Personal..............    1,214.8       132.4         891.6         271.4          228.5       1,254.3
     Involuntary risks.....      283.7       104.3         234.0          16.7          145.8         310.5
   Life:
     Individual............      529.8       214.6         506.8          70.5          134.3             -
     Group.................    2,502.6       154.6       2,340.1          (9.9)         275.6             -
                             ---------     -------      --------       --------       -------     ---------
       CNA Insurance.......   11,756.2     2,069.0       9,967.7      $1,843.5        1,699.5     $ 9,126.1
                                                                       ========                   =========
   Other and intercompany
     eliminations..........      (21.1)        7.6         (23.8)                      (19.7)
                             ---------     --------      --------                     -------
                             $11,735.1    $2,076.6     $ 9,943.9                    $ 1,679.8
                              ========     ========      ========                     ========

December 31, 1994
   Property/Casualty:
     Commercial............  $ 5,417.1    $1,050.8     $ 4,845.8      $ 1,099.2     $   512.3     $ 5,488.7
     Personal..............      965.7       101.5         833.2          229.6         164.1       1,037.3
     Involuntary risks.....      455.7        88.1         339.6              -         186.4         438.7
   Life:
     Individual............      402.0       172.2         392.2           46.7         109.6             -
     Group.................    2,276.2       138.4       2,092.9            2.0         260.6             -
                             ---------     -------      --------        -------       -------      --------
       CNA Insurance.......    9,516.7     1,551.0       8,503.7      $ 1,377.5       1,233.0     $ 6,964.7
                                                                        =======                    ========
   Other and intercompany
     eliminations..........      (42.3)        0.2         (42.5)                         2.4
                             ---------     --------      -------                      -------
                             $ 9,474.4    $1,551.2     $ 8,461.2                    $ 1,235.4
                              ========     ========      =======                      =======


                                                                             SCHEDULE V



                                CNA FINANCIAL CORPORATION
                     VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-----------------------------------------------------------------------------------------------------------
                                  Balance      Balance                                             Balance
                                                  at       Charged to   Charged to                    at
                                              Beginning     Costs and      Other                    End of
  (In millions of dollars)                    of Period     Expenses      Amounts    Deductions     Period
  ----------------------------------------------------------------------------------------------------------
  Year Ended December 31, 1996
     Deducted from assets:
       Allowance for doubtful accounts:
         Insurance receivables............    $  288.7      $   34.5     $    -       $   46.0     $  277.2
                                               =======       =======      =======      =======      =======
  Year Ended December 31, 1995
     Deducted from assets:
       Allowance for doubtful accounts:
         Insurance receivables............    $  127.5      $   39.0     $  143.5*    $   21.3     $  288.7
                                               =======       =======      ========     =======      =======
  Year Ended December 31, 1994
     Deducted from assets:
       Allowance for doubtful accounts:
         Insurance receivables............    $  117.3      $   18.6     $    -       $    8.4     $  127.5
                                               =======       =======      =======      =======      =======
  ---------------------------------------------------------------------------------------------------------
  * Includes Continental allowance at acquisition.

                                                                 SCHEDULE VI


                            CNA FINANCIAL CORPORATION
             SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY
                              INSURANCE OPERATIONS

----------------------------------------------------------------------------------------------
                                                                 CONSOLIDATED PROPERTY/
                                                                    CASUALTY ENTITIES
                                                         -------------------------------------

YEAR ENDED DECEMBER 31                                       1996          1995         1994
(In millions of dollars)
----------------------------------------------------------------------------------------------
Deferred acquisition costs...............................$  1,084      $    969      $    592


Reserves for unpaid claims and claim expenses............  29,830        31,044        21,639

Discount, if any, deducted above (based on interest
rates ranging from 3.5% to 7.5%).........................   2,459         2,449         1,951

Unearned premiums........................................   4,659         4,549         2,691

Earned premiums..........................................  10,127         8,724         6,839

Net investment income....................................   1,881         1,700         1,240

Claim and claim expenses related to current year.........   7,922         6,787         5,611

Claim and claim expenses related to prior years..........     (91)          122           (71)

Amortization of deferred acquisition costs...............   2,179         1,783         1,329

Paid claim and claim expenses............................   9,201         7,058         5,027

Premiums written.........................................  10,611         9,126         6,965
----------------------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
CNA Financial Corporation


We have audited the consolidated financial statements of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated February 12, 1997. Such consolidated financial statements and report are included in the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of CNA Financial
Corporation and subsidiaries listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



S/DELOITTE & TOUCHE LLP


Deloitte & Touche LLP
Chicago, Illinois
February 12, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     CNA Financial Corporation

                     By                       S/LAURENCE A. TISCH
                           -----------------------------------------------------
                                              Laurence A. Tisch
                                           Chief Executive Officer
                                        (Principal Executive Officer)

                     By                        S/PETER E. JOKIEL
                           -----------------------------------------------------
                                               Peter E. Jokiel
                                          Senior Vice President and
                                           Chief Financial Officer

Date: March 28, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


            SIGNATURE                             TITLE


      S/ANTOINETTE COOK BUSH             Director       |
----------------------------------                      |
      Antoinette Cook Bush                              |
                                                        |
                                                        |
      S/DENNIS H. CHOOKASZIAN            Director       |
----------------------------------                      |
      Dennis H. Chookaszian                             |
                                                        |
                                                        |
        S/PHILIP L. ENGEL               Director        |      Dated
----------------------------------                      |
         Philip L. Engel                                |     March 28, 1997
                                                        |
                                                        |
         S/ROBERT P. GWINN               Director       |
----------------------------------                      |
         Robert P. Gwinn                                |
                                                        |
                                                        |
        S/WALTER F. MONDALE              Director       |
----------------------------------                      |
        Walter F. Mondale                               |

            SIGNATURE                             TITLE


         S/EDWARD J. NOHA                Chairman of the   |
----------------------------------       Board and Director|
         Edward J. Noha                                    |
                                                           |
                                                           |
        S/JOSEPH ROSENBERG               Director          |
----------------------------------                         |
        Joseph Rosenberg                                   |
                                                           |
                                                           |
       S/RICHARD L. THOMAS              Director           |      Dated
----------------------------------                         |
        Richard L. Thomas                                  |     March 28, 1997
                                                           |
                                                           |
         S/JAMES S. TISCH                Director          |
----------------------------------                         |
         James S. Tisch                                    |
                                                           |
                                                           |
        S/LAURENCE A. TISCH              Chief Executive   |
----------------------------------       Officer and       |
          Laurence A. Tisch              Director          |
                                                           |
                                                           |
                                                           |
        S/PRESTON R. TISCH               Director          |
----------------------------------                         |
        Preston R. Tisch                                   |
                                                           |
                                                           |
          S/MARVIN ZONIS                 Director          |
----------------------------------                         |
           Marvin Zonis                                    |

                                                                                                    EXHIBIT 11.1

                            CNA FINANCIAL CORPORATION
                   COMPUTATION OF NET INCOME PER COMMON SHARE

-------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                                1996      1995     1994      1993     1992
(In millions, except per share data)
-------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding...............................      61.8      61.8     61.8      61.8     61.8
                                                                     =======   =======  =======   =======  =======

Net income (loss) before cumulative effect of accounting changes..   $ 964.8  $  757.0  $  36.5   $ 267.5  $(662.5)
Less preferred stock dividends....................................       6.1       6.9      5.3       4.0      4.2
                                                                     -------   -------  -------   -------  -------
Net income (loss) before cumulative effect of accounting changes
     available to common stockholders.............................     958.7     750.1     31.2     263.5   (666.7)
Cumulative effect on prior years of changes in accounting principles      -        -        -         -      331.9
                                                                     -------   -------  -------   -------  -------
   Net income (loss) available to common stockholders.............   $ 958.7   $ 750.1  $  31.2   $ 263.5  $(334.8)
                                                                     =======   =======  =======   =======  =======


Earnings per share:

Net income (loss) before cumulative effect of accounting changes..   $  15.51  $  12.14 $   0.51  $   4.26 $ (10.79)
Cumulative effect on prior years of changes in accounting principles       -         -      -         -        5.37
                                                                     --------  --------   -------  -------- --------
   Net income (loss) available to common stockholders.............   $  15.51  $  12.14  $  0.51 $    4.26 $  (5.42)
                                                                     ========  ======== ========  ======== =========
--------------------------------------------------------------------------------------------------------------------

                                                                                                      EXHIBIT 12.1

                            CNA FINANCIAL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

--------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                         1996       1995       1994        1993       1992
(In millions of dollars, except ratios)
--------------------------------------------------------------------------------------------------------------------
Income before income tax and cumulative effect of accounting
changes..................................................... $ 1,345.1  $ 1,042.4    $(134.0)   $  93.5   $(1,374.9)
Adjustments:
   Interest expense.........................................     200.4      182.3       70.5       36.3        36.7
   Interest element of operating lease rental...............      31.8       46.7       19.1       18.2        17.6
                                                             ---------  ---------   ---------   --------   ---------
Income before income tax and cumulative effect of
     accounting changes, as adjusted........................ $ 1,577.3  $ 1,271.4    $ (44.4)   $ 148.0   $(1,320.6)
                                                             =========   =========  =========   ========  =========

Fixed charges:
   Interest expense......................................... $   200.4  $   182.3    $  70.5    $  36.3    $   36.7
   Interest element of operating lease rental...............      31.8       46.7       19.1       18.2        17.6
                                                             ---------  ---------    -------    -------   ---------
Fixed charges............................................... $   232.2  $   229.0    $  89.6    $  54.5    $   54.3
                                                              ========   ========    =======    =======   =========
Ratio of earnings to fixed charges (1)......................       6.8        5.6       (0.5)       2.7       (24.3)
--------------------------------------------------------------------------------------------------------------------

(1) For purposes of computing this ratio, earnings consist of income before income taxes and cumulative effect of accounting changes plus fixed charges of consolidated companies. Fixed charges consist of interest and that portion of operating lease rental expense which is deemed to be an interest factor for such rentals.

                                                                                              EXHIBIT 12.2

                            CNA FINANCIAL CORPORATION
                       COMPUTATION OF RATIO OF NET INCOME,
                          AS ADJUSTED, TO FIXED CHARGES

------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                          1996       1995      1994       1993      1992
(In millions of dollars, except ratios)
------------------------------------------------------------------------------------------------------------------
Net income.................................................   $   964.8   $  757.0   $  36.5   $ 267.5   $ (330.6)
Adjustments:
   Interest expense, after tax.............................       130.3      118.5      45.8      23.6       24.2
   Interest element of operating lease rental, after tax...        20.7       30.3      12.4      11.8       11.7
                                                              ---------   --------   -------   -------    --------
Net income, as adjusted....................................   $ 1,115.8   $  905.8   $  94.7   $ 302.9   $ (294.6)
                                                              =========   ========   =======   =======    ========


Fixed charges:
   Interest expense, after tax.............................   $   130.3   $  118.5    $ 45.8   $  23.6   $   24.2
   Interest element of operating lease rental, after tax...        20.7       30.3      12.4      11.8       11.7
                                                              ---------   --------    ------   --------  ---------
Fixed charges..............................................   $   151.0   $  148.8    $ 58.2   $  35.4   $   35.9
                                                              =========   ========    ======   ========  =========



Ratio of net income, as adjusted, to fixed charges (1).....         7.4        6.1       1.6       8.6       (8.2)
------------------------------------------------------------------------------------------------------------------

(1) For purposes of computing this ratio, net income has been adjusted to include fixed charges of consolidated companies, after tax. Fixed charges consist of interest and that portion of operating lease rental expense which is deemed to be an interest factor for such rentals.


                                                                 EXHIBIT 21.1


                           PRIMARY SUBSIDIARIES OF CNA



                                                             PLACE OF
COMPANY                                                      INCORPORATION
-------                                                      --------------

AMS Services, Inc. and subsidiaries (10)                      Delaware

Alexsis, Inc. and subsidiaries (4)                            Maryland

American Casualty Company of Reading, Pennsylvania (ACCO)     Pennsylvania

Boston Old Colony Insurance Company                           Massachusetts

Claims Administration Corp.                                   Maryland

CNA Casualty of California                                    California

Columbia Casualty Company                                     Illinois

Commercial Insurance Company of Newark, N.J.                  New Jersey

Continental Assurance Company (CAC)                           Illinois

Continental Casualty Company (CCC)                            Illinois

Continental Lloyd's Insurance Company                         Texas

Continental Reinsurance Corporation                           California

Firemen's Insurance Company of Newark, New Jersey             New Jersey

Kansas City Fire and Marine Insurance Company                 Missouri

National Fire Insurance Company of Hartford (NFI)             Connecticut

National-Ben Franklin Insurance Company of Illinois           Illinois

Niagara Fire Insurance Company                                Delaware

Pacific Insurance Company                                     California

The Buckeye Union Insurance Company                           Ohio

The Continental Corporation, Inc. (CIC)                       New York

The Continental Insurance Company                             New Hampshire

The Continental Insurance Company of New Jersey               New Jersey

Convida Holdings, Ltd and  subsidiary (1)                     Bahamas

The Fidelity and Casualty Company of New York                 New Hampshire

The Glens Falls Insurance Company                             Delaware

The Mayflower Insurance Company, Ltd.                         Indiana

Transcontinental Insurance Company                            New York

Transcontinental Technical Services, Inc. (ServCo)            Illinois

Transportation Insurance Company                              Illinois

Valley Forge Insurance Company                                Pennsylvania

Valley Forge Life Insurance Company                           Pennsylvania

Western National Warranty Corporation and  subsidiary (1)     Arizona


All other subsidiaries, when aggregated, are not considered significant.

                                                              EXHIBIT 23.1

                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-50753 of CNA Financial Corporation and subsidiaries on Form S-3 of our reports dated February 12, 1997, appearing in and incorporated by reference in the Annual Report on Form 10-K of CNA Financial Corporation and subsidiaries for the year ended December 31, 1996.



S/DELOITTE & TOUCHE LLP


Deloitte & Touche LLP
Chicago, Illinois
March 31, 1997