Form 10-K/A
period 1996-12-31
CNA FINANCIAL CORP
filed 1997-04-03
CIK 21175

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

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



         The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 31, 1997 as set forth in the pages attached hereto:


         Part I:  Item 1.   Business
                            (To correct typographical errors on page 7
                             of Form 10-K)



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CNA FINANCIAL CORPORATION


                            FORM 10-K/A ANNUAL REPORT


                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                       Page
                                                                      Number
                                                                      ------

               Part 1 Item 1  Business................................  3-12

               Signature Page.........................................   13

               Independent Auditors' Consent..........................   14

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


     The following table sets forth supplemental data on a GAAP basis, except where indicated, for the property/casualty business:

---------------------------------------------------------------------------------------------------------------
Year Ended December 31                            1996       1995(a)       1994         1993        1992
(In millions of dollars)
---------------------------------------------------------------------------------------------------------------
Commercial Premiums Earned
   Professional and specialty...............    $ 1,844.9   $  1,557.7   $ 1,010.1   $    798.9   $   741.5
   General liability and commercial automobile    1,754.1      1,648.9     1,261.1      1,154.5     1,176.0
   Workers' compensation....................      1,542.5      1,475.8     1,426.3      1,501.5     1,669.2
   Multiple peril..........................       1,046.9        869.9       389.0        368.5       374.9
   Accident and health.....................         919.0        699.1       557.1        428.3       352.6
   Reinsurance and other....................      1,188.9        973.9       773.5        712.2       556.0
                                                ---------    ---------   ---------   ----------   ---------
                                                $ 8,296.3   $  7,225.3   $ 5,417.1   $  4,963.9   $ 4,870.2
                                                =========    =========   =========   ==========   =========

Personal Premiums Earned
   Personal lines packages..................    $ 1,063.3   $    781.6   $   562.6   $    510.7   $   447.3
   Monoline automobile and property coverages       366.5        325.4       314.2        343.5       395.0
   Accident and health......................        168.9        107.8        88.9         85.6        88.6
                                                ---------   ----------   ---------   ----------   ---------
                                                $ 1,598.7   $  1,214.8   $   965.7   $    939.8   $   930.9
                                                =========   ==========   =========   ==========   =========

Involuntary Risks Premiums Earned (b)
   Workers' compensation....................    $   135.6   $    178.2   $   350.0   $   292.3    $   451.4
   Private passenger automobile.............         57.9         79.7        46.4        23.2         52.5
   Commercial automobile....................         36.4         19.9        54.3        50.3         44.9
   Property and multiple peril..............          2.2          5.9         5.0         5.5          3.7
                                                ---------   ----------   ---------   ---------    ---------
                                                $   232.1   $    283.7   $   455.7   $   371.3    $   552.5
                                                =========   ==========   =========   =========    =========

Net Investment Income and Other Income
   Commercial...............................    $ 1,943.3   $  1,713.1   $ 1,145.1   $   979.8    $ 1,087.3
   Personal.................................        353.0        230.4       177.6       156.1        165.3
   Involuntary risks........................         93.4        104.3        88.1        75.7         83.6
                                                ---------   ----------   ---------   ---------    ---------
                                                $ 2,389.7   $  2,047.8   $ 1,410.8   $ 1,211.6    $ 1,336.2
                                                =========   ==========   =========   =========    =========

Underwriting (Loss)
   Commercial...............................    $  (853.1)  $  (920.8)   $  (945.7)  $(1,535.6)   $(2,505.9)
   Personal................................        (183.8)     (101.9)      (185.2)      (99.7)      (152.8)
   Involuntary risks........................       (106.3)      (98.8)       (70.3)     (156.5)      (340.9)
                                                ----------  ----------   ----------  ----------   ----------
                                                $(1,143.2)  $(1,121.5)   $(1,201.2)  $(1,791.8)   $(2,999.6)
                                                ==========  ==========   ==========  ==========   ==========
--------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Year Ended December 31                            1996       1995(a)       1994         1993        1992
(In millions of dollars)
---------------------------------------------------------------------------------------------------------------
Trade Ratios (c)
   Loss ratio...............................         76.4%       77.9%        81.9%       96.2%       116.7%
   Expense ratio...........................          30.9        29.4         28.3        27.2         26.2
   Combined ratio (before policyholder
   dividends)...............................        107.3       107.3        110.2       123.4        142.9
   Policyholder dividend ratio..............          1.6         3.0          4.8         3.9          1.9

Trade Ratios - Statutory basis (c)
   Loss ratio...............................         76.8%       78.6%        82.2%       96.4%       116.3%
   Expense ratio............................         30.4        29.2         27.8        27.1         25.6
   Combined ratio (before policyholder
   dividends)...............................        107.2       107.8        110.0       123.5        141.9
   Policyholder dividend ratio..............          1.4         2.1          3.8         3.1          2.4

Other Data - Statutory basis (d)
   Capital and surplus......................     $6,348.8    $5,695.9     $3,367.3    $3,598.4     $3,135.8
   Written to surplus ratio.................          1.6         1.7          2.0         1.7          2.0
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
--------------------------------------------------------------------------------
December 31                                       1996      1995       1994
--------------------------------------------------------------------------------
Duration in years:
   Assets......................................    3.12      3.12       3.23
   Contracts...................................    3.16      2.98       2.99
                                                   ----      ----       ----
   Difference..................................   (0.04)     0.14       0.24
                                                  ======     ====       ====

Weighted average investment yield..............    7.44%     7.58%      7.67%

Weighted average interest crediting rates......    7.32%     7.45%      7.53%

Withdrawal characteristics:
   With market value adjustment................      95%       92%        79%
   Non-withdrawable............................       5         8         15
   Without market value adjustment.............       -         -          6
--------------------------------------------------------------------------------
   Total                                            100%      100%       100%
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


                     CNA Financial Corporation

                     By                       S/PATRICIA L. KUBERA
                           -----------------------------------------------------
                                              Patricia L. Kubera
                                           Group Vice President and
                                                  Controller


Date:  April 3, 1997

                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-50753 of CNA Financial Corporation and subsidiaries on Form S-3 of our reports dated February 12, 1997, appearing in and incorporated by reference in the Annual Report on Form 10-K/A of CNA Financial Corporation and subsidiaries for the year ended December 31, 1996.


S/DELOITTE & TOUCHE LLP


Deloitte & Touche LLP
Chicago, Illinois
April 3, 1997