Form 10-Q
period 1997-03-31
CNA FINANCIAL CORP
filed 1997-05-15
CIK 21175

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


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997    COMMISSION FILE NUMBER 1-5823

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                                      OUTSTANDING AT MAY 1, 1997
------------------------------                      ----------------------------
Common Stock, Par value $2.50                                  61,798,262

--------------------------------------------------------------------------------

                                Page (1) of (27)

                            CNA FINANCIAL CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE NO.
-------------------------------                                        --------

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEET
     MARCH 31, 1997 (Unaudited) and DECEMBER 31, 1996..................     3

   STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
     FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996................     4

   STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (Unaudited)
     FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996................     5

   STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
     FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996................     6

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS (Unaudited) MARCH 31, 1997.............................     7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.........................................    15


PART II.  OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K......................    24

SIGNATURES.............................................................    25

EXHIBIT 11.      COMPUTATION OF NET INCOME PER COMMON SHARE............    26

EXHIBIT 27.      FINANCIAL DATA SCHEDULE...............................    27

                                      (2)

                            CNA FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------
                                                                                      MARCH 31         DECEMBER 31
                                                                                        1997              1996
(In millions of dollars)                                                             (Unaudited)
------------------------------------------------------------------------------------------------------------------
ASSETS
    Investments:
         Fixed maturities available for sale (cost: $27,171 and $27,540) ..........     $ 26,877        $ 27,721
         Equity securities available for sale (cost: $801 and $702)................          923             859
         Mortgage loans and real estate (less accumulated depreciation: $4 and $4).          116             123
         Policy loans..............................................................          176             174
         Other invested assets.....................................................          667             681
         Short-term investments....................................................        7,567           5,854
                                                                                         -------         -------
              Total investments....................................................       36,326          35,412
    Cash...........................................................................          402             257
    Insurance receivables:
         Reinsurance receivables ..................................................        6,805           6,965
         Other insurance receivables...............................................        6,333           5,943
         Less allowance for doubtful accounts......................................         (278)           (277)
    Deferred acquisition costs.....................................................        1,984           1,854
    Accrued investment income......................................................          475             508
    Receivables for securities sold................................................          323             264
    Federal income taxes recoverable (includes $186 and $151 due from Loews) ......          182             134
    Deferred income taxes..........................................................        1,430           1,347
    Property and equipment at cost (less accumulated depreciation: $475 and $436)..          660             645
    Prepaid reinsurance premiums...................................................          260             295
    Intangibles....................................................................          415             418
    Other assets...................................................................        1,040             849
    Separate Account business......................................................        6,084           6,121
----------------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                                             $  62,441        $ 60,735
================================================================================================================


                            CNA FINANCIAL CORPORATION

                     CONSOLIDATED BALANCE SHEET - Continued
------------------------------------------------------------------------------------------------------------------
                                                                                      MARCH 31         DECEMBER 31
                                                                                        1997              1996
(In millions of dollars)                                                             (Unaudited)
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Insurance reserves:
         Claim and claim expense................................................       $ 30,932        $ 30,830
         Unearned premiums......................................................          4,950           4,659
         Future policy benefits.................................................          4,382           4,181
         Policyholders' funds...................................................            721             746
    Securities sold under repurchase agreements.................................          1,954             100
    Payables for securities purchased...........................................            837             405
    Participating policyholders' equity.........................................            112             119
    Long-term debt..............................................................          2,764           2,765
    Other liabilities...........................................................          2,832           3,749
    Separate Account business...................................................          6,084           6,121
                                                                                         ------         -------
            TOTAL LIABILITIES...................................................         55,568          53,675
                                                                                         ------         -------
Stockholders' equity:
    Common stock ($2.50 par value; Authorized - 200,000,000 shares;
        Issued - 61,841,969 shares).............................................            155             155
    Money market cumulative preferred stock.....................................            150             150
    Additional paid-in capital..................................................            435             435
    Retained earnings...........................................................          6,200           6,024
    Net unrealized investment gains(losses) ....................................            (64)            299
    Treasury stock, at cost.....................................................             (3)             (3)
                                                                                         -------         ------
            TOTAL STOCKHOLDERS' EQUITY..........................................          6,873           7,060
---------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 62,441        $ 60,735
===============================================================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                      (3)

                            CNA FINANCIAL CORPORATION

                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                           1997              1996
(In millions of dollars, except per share data)
--------------------------------------------------------------------------------
Revenues:
  Premiums......................................$        3,347     $      3,293
  Net investment income.........................           564              578
  Realized investment gains ....................            66              305
  Other.........................................           155              139
                                                ---------------    -------------
                                                         4,132            4,315
                                                ---------------    -------------
Benefits and expenses:
  Insurance claims and policyholders' benefits..         2,892            2,787
  Amortization of deferred acquisition costs....           520              528
  Other operating expenses......................           443              458
  Interest expense..............................            49               60
                                                ---------------    -------------
                                                         3,904            3,833
                                                ---------------    -------------
    Income before income tax....................           228              482
Income tax expense .............................           (50)            (153)
                                                ---------------    -------------
    Net income .................................$          178     $        329
================================================================================

EARNINGS PER SHARE
Net income .....................................$         2.85     $       5.30
                                                ===============    =============

Weighted average outstanding shares of
common stock (in millions of shares)...........           61.8             61.8
================================================================================

      See accompanying Notes to Condensed Consolidated Financial Statements

                                      (4)

                           CNA FINANCIAL CORPORATION

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                   (Unaudited)
------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                                             NET
                                              ADDITIONAL                 UNREALIZED
                                   CAPITAL     PAID IN      RETAINED  INVESTMENT GAINS  TOTAL
                                    STOCK      CAPITAL      EARNINGS      (LOSSES)
(In millions of dollars)
-----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995          $ 302        $ 435     $  5,066       $  933       $ 6,736
  Net income.......................     -            -          329            -           329
  Unrealized investment (losses)...     -            -            -         (599)         (599)
  Preferred dividends..............     -            -           (2)           -            (2)
-----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996             $ 302        $ 435    $   5,393      $   334       $ 6,464
===============================================================================================

BALANCE, DECEMBER 31, 1996          $ 302        $ 435    $   6,024      $   299       $ 7,060
  Net income........................    -            -          178            -           178
  Unrealized investment (losses)....    -            -            -         (363)         (363)
  Preferred dividends...............    -            -           (2)           -            (2)
-----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997             $ 302        $ 435    $   6,200      $   (64)      $ 6,873
===============================================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                      (5)

                            CNA FINANCIAL CORPORATION

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                   (Unaudited)
-----------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                    1997           1996
(In millions of dollars)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................................      $ 178         $  329
                                                                            ----------      ---------
  Adjustments  to  reconcile  net  income  to  net
    cash  flows  from  operating activities:
    Net realized investment gains, pre-tax ...............................        (66)          (305)
    Participating policyholders' interest.................................          2              3
    Amortization of intangibles...........................................          7              7
    Amortization of bond discount.........................................        (64)           (32)
    Depreciation..........................................................         33             37
    Changes in:
       Insurance receivables, net.........................................       (230)          (543)
       Deferred acquisition costs.........................................       (130)           (82)
       Accrued investment income..........................................         33            (79)
       Federal income taxes...............................................        (48)           213
       Deferred income taxes..............................................         87             12
       Prepaid reinsurance premiums.......................................         35            (11)
       Insurance reserves.................................................        574            137
       Reinsurance payables...............................................         39             (9)
       Other Liabilities..................................................     (1,119)           452
       Other, net.........................................................        (68)          (275)
                                                                            ----------      ---------
               Total adjustments .........................................       (915)          (475)
                                                                            ----------      ---------
               NET CASH FLOWS FROM OPERATING ACTIVITIES ..................       (737)          (146)
                                                                            ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed maturities..........................................     (8,493)       (10,460)
   Proceeds from fixed maturities:
     Sales................................................................      8,708         10,726
     Maturities, calls and redemptions....................................        603            698
   Purchases of equity securities.........................................       (409)          (168)
   Proceeds from sale of equity securities................................        301            214
   Change in short-term investments.......................................     (1,664)        (2,105)
   Purchases of property and equipment ...................................        (45)           (43)
   Change in securities sold under repurchase agreements..................      1,853          1,469
   Change in other investments............................................         47            260
   Investment in affiliates...............................................        (15)             -
   Other, net.............................................................          3            (25)
                                                                            ----------      ---------
               NET CASH FLOWS FROM INVESTING ACTIVITIES ..................        889            566
                                                                            ----------      ---------

                            CNA FINANCIAL CORPORATION

                STATEMENT OF CONSOLIDATED CASH FLOWS - Continued

                                   (Unaudited)
-----------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                    1997           1996
(In millions of dollars)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to preferred shareholders...............................         (2)            (2)
   Receipts from investment contracts credited to
      policyholder account balances.......................................          3              3
   Return of policyholder account balances on investment contracts........         (7)            (9)
   Change in short-term debt..............................................          -           (252)
   Principal payments on long-term debt...................................         (1)            (1)
   Proceeds from issuance of long-term debt...............................          -              7
                                                                            ----------      ---------
               NET CASH FLOWS FROM  FINANCING ACTIVITIES..................         (7)          (254)
                                                                            ----------      ---------
                       Net cash flows.....................................        145            166
Cash at beginning of period...............................................        257            222
=====================================================================================================
CASH AT END OF PERIOD                                                           $ 402          $ 388
=====================================================================================================

Supplemental disclosures of cash flow information: Cash (paid) received:
   Interest expense.......................................................      $ (42)         $ (38)
   Federal income taxes...................................................          -            (79)
=====================================================================================================

                  See accompanying Notes to Condensed Consolidated Financial Statements.

                                      (6)

                            CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE A.  Basis of Presentation:

         The condensed consolidated financial statements (unaudited) include CNA Financial Corporation (CNA or the Company) and its operating subsidiaries which consist of property/casualty insurance companies (principally Continental Casualty Company and The Continental Insurance Company) and life insurance companies (principally Continental Assurance Company and Valley Forge Life Insurance Company). Loews Corporation (Loews) owns approximately 84% of the outstanding common stock of CNA.

         CNA is a multiple-line insurer underwriting property and casualty coverages; life, accident and health insurance; and pension and annuity business. CNA serves a wide spectrum of insureds, including individuals; small, medium and large businesses; associations; professionals and groups.

         The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in CNA's Annual Report to Shareholders (incorporated by reference in Form 10-K) for the year ended December 31, 1996, filed with the Commission on March 31, 1997, and the information shown below.

         The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 1997. All significant intercompany amounts have been eliminated.

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

NOTE B.  Restricted Investments:

         On December 30, 1993, CNA deposited $987 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note C below. At March 31, 1997, the escrow account amounted to $1.1 billion. The funds are included in short-term investments and are invested substantially in U. S. Treasury securities. The escrow account is the prefunding mechanism to the trust fund for future claimants.

                                      (7)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE C.  Legal Proceedings and Contingent Liabilities:

         The following information updates legal proceedings and contingent liabilities reported in Note F of the Notes to the Consolidated Financial Statements in the 1996 Annual Report to Shareholders.

FIBREBOARD LITIGATION

         CNA's primary property/casualty subsidiary, Continental Casualty Company ("Casualty"), has been party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as Settling Parties) have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard, which is subject to court approval.

         Casualty, Fibreboard and Pacific Indemnity have also reached an agreement (the "Trilateral Agreement"), on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval or is subsequently successfully attacked. The implementation of either the Global Settlement or the Trilateral Agreement would have the effect of settling Casualty's litigation with Fibreboard.

         On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. Petitions for rehearing by the panel and Suggestions for Rehearing by the entire Fifth Circuit Court of Appeals as respects the decision on the Global Settlement Agreement were denied. Two petitions for certiorari were filed in the Supreme Court. The Court has not yet approved or denied such petition.

         No further appeal was filed with respect to the Trilateral Agreement; therefore, court approval of the Trilateral Agreement has become final.

Global Settlement Agreement

         On April 9, 1993, Casualty and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

         On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1.525 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. As indicated herein above, although the Global Settlement approval has so far been affirmed on appeal, further review is being sought. There is limited precedent with settlements which determine the rights of future claimants to seek relief.

                                      (8)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Through March 31, 1997, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 134,200 claims, for an estimated settlement amount of approximately $1.61 billion plus any applicable interest. Final court approval of the Trilateral Agreement obligates Casualty to pay under these settlements. Approximately $1.39 billion was paid through March 31, 1997, including approximately $590 million paid in the fourth quarter of 1996 and the first quarter of 1997 as a result of the Trilateral Agreement becoming final. As described above, such payments are partially recoverable from Pacific Indemnity. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

         Final court approval of the Trilateral Agreement and its implementation has eliminated any further material exposure with respect to the Fibreboard matter, and subsequent reserve adjustments, if any, will not materially affect the results of operations or equity of CNA.

TOBACCO LITIGATION

         CNA's primary property/casualty subsidiaries have been named as defendants as part of a "direct action" lawsuit, Richard P. Ieyoub v. The
                                                      --------------------------
American Tobacco Company, et al., filed by the Attorney General for the State of
--------------------------------
Louisiana, in state court, Calcasieu Parish, Louisiana. In that suit, filed against certain tobacco manufacturers and distributors (the "Tobacco Defendants") and over 100 insurance companies, the State of Louisiana seeks to recover medical expenses allegedly incurred by the State as a result of tobacco-related illnesses.

         The original suit was filed on March 13, 1996, against the Tobacco Defendants only. The insurance companies were added to the suit in March 1997 under a "direct action" procedure in Louisiana. Under the direct action statute, the Louisiana Attorney General is pursuing liability claims against the Tobacco Defendants and their insurers in the same suit, even though none of the Tobacco Defendants has made a claim for insurance coverage.

         The suit does not specify the dollar amount of the damages sought against the CNA property/casualty subsidiaries and such subsidiaries are in the process of verifying the policies referred to in the complaint. The time in which the CNA companies have to respond to the complaint has not yet expired. Because of the uncertainties inherent in assessing the risk of liability at this very early stage of the litigation, management is unable to make a meaningful estimate of the amount or range of any loss that could result from an unfavorable outcome of the pending litigation. However, management believes that the ultimate outcome of the pending litigation should not have a material adverse effect on the financial position of CNA.

OTHER LITIGATION

         CNA and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the results of operations or equity of CNA.

ENVIRONMENTAL AND ASBESTOS

         The CNA property/casualty insurance companies have potential exposures related to environmental pollution and asbestos claims.

                                      (9)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

         The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by "Potentially Responsible Parties" ("PRP's"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establish mechanisms to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors.
Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency on its National Priorities List. On the other hand, the Congressional Budget Office is estimating that there will be 4,500 National Priority List sites, and other estimates project as many as 30,000 sites that will require clean-up under ECLs. Very few sites have been subject to clean-up to date; the addition of new clean-up sites has substantially slowed in recent years. The extent of clean-up necessary and the assignment of liability has not been established.

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

         A number of proposals to reform Superfund have been made by various parties. Despite Superfund taxing authority expiring at the end of 1995, no reforms have been enacted by Congress. No predictions can be made as to what positions the Congress or the Administration will take and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean up may be materially reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

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

         As of March 31, 1997 and December 31, 1996, CNA carried approximately $874 million and $908 million, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported environmental pollution claims. The reserves relate to claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion. There was no unfavorable reserve development for the periods ended March 31, 1997 and 1996.

         CNA has exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation. Estimation of asbestos claim

                                      (10)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

reserves   encounter  many  of  the  same   limitations   discussed   above  for
environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage. As of March 31, 1997 and December 31, 1996, CNA carried approximately $1,643 million and $1,506 million, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported asbestos-related claims. Unfavorable reserve development for the periods ended March 31, 1997 and 1996 totaled $12 million and $13 million, respectively.

|------------------------------------------------------------------------------------------------------|
|RESERVE SUMMARY                           MARCH 31, 1997                      DECEMBER 31, 1996       |
|                               ---------------------------------     ---------------------------------|
|(In millions of dollars)        ENVIRONMENTAL        ASBESTOS          ENVIRONMENTAL        ASBESTOS  |
|------------------------------------------------------------------------------------------------------|
|                                                                                                      |
|Gross reserves:                                                                                       |
|         Reported claims       $      333         $    1,652         $      289         $    1,551    |
|         Unreported claims            622                118                714                 94    |
|                                   ------             ------             ------            -------    |
|                                      955              1,770              1,003              1,645    |
|Less reinsurance recoverable          (81)              (127)               (95)              (139)   |
|------------------------------------------------------------------------------------------------------|
|    NET RESERVES               $      874         $    1,643         $      908         $    1,506    |
|======================================================================================================|

         The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

OTHER

         Other reserve development at March 31, 1997 and, 1996, aggregated $51 million and $87 million, respectively, of favorable reserve development and was principally due to favorable claim frequency (rate of claim occurrence) and severity (average cost per claim) experience in the workers' compensation line of business.

         These trends reflect the positive effects of changes in workers' compensation laws, more moderate increases in medical costs, and a generally strong economy in which individuals return to the workplace more quickly.

         CNA, consistent with sound reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. Beginning the latter part of 1995, CNA has been actively settling many of its larger environmental pollution and asbestos-related claim exposures. This strategy has resulted in a large volume of claim payments during 1996, and corresponding reductions in reserves. In addition, Fibreboard claim payments escalated in 1996 as some scheduled payments came due. Management does not believe that these recent activities have changed facts or circumstances evident at December 31, 1995, therefore, no material modifications to previous reserve estimates have been made in 1996 or 1997 to date.

                                      (11)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE D.  Reinsurance:

         CNA assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss to provide greater diversification of risk and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk.

         The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in its states of domicile, CNA receives collateral, primarily in the form of bank letters of credit, securing a large portion of the recoverables.


|----------------------------------------------------------------------------------------------|
|THREE MONTHS ENDED MARCH 31                         EARNED PREMIUMS                           |
|                               --------------------------------------------------   ASSUMED/  |
|                                                                                      NET     |
|(In millions of dollars)              DIRECT    ASSUMED        CEDED        NET        %      |
|----------------------------------------------------------------------------------------------|
|                                                                                              |
|1997                                                                                          |
|     Life                         $     227     $   29       $    24     $   232       12.4  %|
|     Accident and health                945         29            31         943        3.1   |
|     Property and casualty            2,164        236           228       2,172       10.9   |
|----------------------------------------------------------------------------------------------|
|          TOTAL PREMIUMS          $   3,336     $  294       $   283     $ 3,347        8.8  %|
|==============================================================================================|
|                                                                                              |
|1996                                                                                          |
|     Life                         $     144     $   27       $     4     $   167       16.1  %|
|     Accident and health                832         45            29         848        5.3   |
|     Property and casualty            2,206        415           343       2,278       18.2   |
|----------------------------------------------------------------------------------------------|
|          TOTAL  PREMIUMS         $   3,182     $  487       $   376     $ 3,293       14.8  %|
|==============================================================================================|

         In the table above, life premium revenue is from long duration contracts, property/casualty earned premium is from short duration contracts, and approximately three-quarters of accident and health earned premiums are from short duration contracts.

         Insurance claims and policyholders' benefits are net of reinsurance recoveries of $248 and $479 million for the period ending March 31, 1997 and March 31, 1996, respectively.

                                      (12)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E.  Debt:

Long and short-term borrowings consisted of the following:

|---------------------------------------------------------------------------------------------------|
|LONG-TERM DEBT                                                          MARCH 31     DECEMBER 31   |
|(In millions of dollars)                                                  1997            1996     |
|---------------------------------------------------------------------------------------------------|
|                                                                                                   |
| Variable Rate Debt:                                                                               |
|   Credit Facility                                                  $    400          $    400     |
|   Commercial Paper                                                      675               675     |
| Senior Notes:                                                                                     |
|   8 7/8%, due March 1, 1998                                             150               150     |
|   8 1/4%, due April 15, 1999                                            102               102     |
|   7 1/4%, due March 1, 2003                                             146               146     |
|   6 1/4%, due November 15, 2003                                         248               248     |
|   6 3/4%, due November 15, 2006                                         248               248     |
|   8 3/8%, due August 15, 2012                                            98                98     |
| 71/4% Debenture, due November 15, 2023                                  247               247     |
| 11% Secured Mortgage Notes, due June 20, 2013                           386               387     |
| 6.90% - 16.29%  Secured  Capital  Leases,  due December 31, 2011         47                47     |
| Other                                                                    17                17     |
|---------------------------------------------------------------------------------------------------|
|   TOTAL LONG-TERM DEBT                                             $  2,764          $  2,765     |
|===================================================================================================|

         To finance the acquisition of Continental (including the refinancing of $205 million of Continental debt) CNA entered into a five-year $1.325 billion revolving credit facility. In 1996, the company renegotiated the facility, extending the maturity to May 2001. The interest rate for the facility is based on the London Interbank Offered Rate (LIBOR), plus 16 basis points. Additionally, there is a facility fee of 9 basis points annually. The average interest rate on the borrowings under the revolver at March 31, 1997 was 5.61%. Under the terms of the facility, CNA may prepay the debt without penalty.

         On November 15, 1996, CNA issued $250 million of 6 3/4% senior notes, due November 15, 2006. The net proceeds from this issuance of approximately $248 million were used to pay down a portion of the borrowings outstanding under the revolving credit facility. As a result of this debt issuance, borrowing capacity under the revolving credit facility was reduced by $250 million to $1.075 billion. Concurrent with the paydown of $250 million on the revolving credit facility, CNA terminated interest rate swaps with a total notional amount of $250 million.

         An additional $250 million of securities remain available for issuance under a shelf registration.

         In 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors to replace a like amount of bank financing. In 1996 CNA increased commercial paper borrowings by $175 million replacing a like amount of bank financing. The weighted-average yield on commercial paper at March 31, 1997 was 5.67%. The commercial paper borrowings are classified as long-term as $675 million of the committed bank facility will support the commercial paper program.

         As of May 1, 1997, the outstanding loans under the revolving credit facility were $400 million. There was no unused borrowing capacity under the facility after the effects of the commercial paper program.

         To offset the variable rate characteristics of the facility, CNA entered into interest rate swap agreements with several banks which terminate from May to December 2000. These agreements provide that CNA pay interest at a fixed rate, averaging 6.20% at March 31, 1997, in exchange for the receipt of interest at the three month LIBOR rate. The effect of these interest rate swaps was to increase interest expense by $1.3 million for the three months ended March 31, 1997.

                                      (13)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -CONCLUDED


         The weighted average interest rate (interest and facility fees) on the variable acquisition debt, which includes the revolving credit facility, commercial paper, and the effect of the interest rate swaps, was 6.26% at March 31, 1997.

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

         CNA is the largest commercial insurer in the United States, third largest property-casualty company and the twenty-second largest life insurance company in the country, based on 1995 net written premium. Based on market share, CNA ranks first among United States insurers in commercial affiliation marketing, commercial multiple peril, personal packages and ocean marine; second in commercial auto, general liability, medical malpractice, federal employees health benefit plans, multiple peril crop, surety, offshore energy, accounts receivable credit; third in automobile warranty, directors & officers, farmowners multiple peril, and recreational watercraft; fourth in workers' compensation and sixth in reinsurance in the United States. In addition, CNA ranks first, second or third for various errors & omissions coverages for architects and engineers, accountants, lawyers and other professionals.


                                      (15)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



RESULTS OF OPERATIONS:

         The following chart summarizes key components of operating results for the three months ended March 31, 1997 and 1996.


|-----------------------------------------------------------------------------|
|THREE MONTHS ENDED MARCH 31                              1997         1996   |
|(In millions of dollars)                                                     |
|-----------------------------------------------------------------------------|
|                                                                             |
|OPERATING SUMMARY (EXCLUDING REALIZED INVESTMENT                             |
|GAINS/LOSSES):                                                               |
|Revenues:                                                                    |
|  Premiums:                                                                  |
|    Property/Casualty                                 $ 2,471       $ 2,508  |
|    Life                                                  876           785  |
|                                                       ------        ------  |
|       Total premiums                                   3,347         3,293  |
|  Net investment income                                   564           578  |
|  Other                                                   155           139  |
|                                                       ------        ------  |
|       Total revenues                                   4,066         4,010  |
|Benefits and expenses                                   3,901         3,821  |
|                                                       ------        ------  |
|      Operating income  before income tax                 165           189  |
|Income tax expense                                        (29)          (44) |
|                                                       ------        ------  |
|      Net operating income                            $   136       $   145  |
|                                                       ======        ======  |
|                                                                             |
|SUPPLEMENTAL FINANCIAL DATA:                                                 |
|Net operating income (loss) by group:                                        |
|  Property/Casualty                                   $   139       $   152  |
|  Life                                                     23            29  |
|  Other                                                   (26)          (36) |
|                                                       ------        ------  |
|                                                          136           145  |
|                                                       ------        ------  |
|Net realized investment gains by group:                                      |
|  Property/Casualty                                        12           134  |
|  Life                                                     18            49  |
|  Other                                                    12             1  |
|                                                       ------        ------  |
|                                                           42           184  |
|                                                       ------        ------  |
|Net income (loss) by group:                                                  |
|  Property/Casualty                                       151           286  |
|  Life                                                     41            78  |
|  Other                                                   (14)          (35) |
|                                                       -------       ------- |
|                                                      $   178       $   329  |
|=============================================================================|

Consolidated Results
--------------------

         Consolidated revenues were $4.1 billion for the first three months of 1997 as compared to $4.3 billion for the same period in 1996. Consolidated revenues excluding realized investment gains, increased to $4.1 billion from $4.0 billion for the first quarter of 1996. For the first quarter, revenues reflect an increase of $54 million (1.6%) in earned premiums, a decrease of $14 million (2.4%) in investment income and an increase of $16 million (11.3%) in other income.

         Net operating income, which excludes net realized investment gains, for the first quarter of 1997 was $136 million, or $2.18 per share, compared to net operating income of $145 million, or $2.32 per share, for the first three months of 1996. CNA's income in the first quarter of 1997 is net of pre-tax losses of $31 million related to catastrophe claims; pre-tax catastrophe losses in the first quarter of 1996 were $94 million.

         Realized investment gains, net of tax, for the first quarter of 1997 were $42 million, or $0.67 per share, compared to net realized investment gains for the first quarter of 1996 of $184 million, or $2.98 per share. The components of the net realized investment gains (losses) are as follows:

                                      (16)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


|--------------------------------------------------------------------------|
|REALIZED INVESTMENT GAINS(LOSSES)                                         |
|THREE MONTHS ENDED MARCH 31                       1997              1996  |
|(In millions of dollars)                                                  |
|--------------------------------------------------------------------------|
|Bonds:                                                                    |
|  U.S. Government                              $     6           $  134   |
|  Tax exempt                                         1               20   |
|  Asset-backed                                       7               17   |
|  Taxable                                           10               28   |
|                                                  ----             ----   |
|     Total bonds                                    24              199   |
|Stocks                                              30               55   |
|Derivative securities                                3                9   |
|Separate accounts and other                          9               42   |
|                                                  ----             ----   |
|     Realized investment gains  reported in                               |
|       revenues                                     66              305   |
|Participating policyholders' interest               (3)             (12)  |
|Income tax expense                                 (21)            (109)  |
|--------------------------------------------------------------------------|
|     NET REALIZED INVESTMENT GAINS               $  42            $  184  |
|==========================================================================|


         CNA's income tax expense for the three months ended March 31, 1997 amounted to $50 million compared to $153 million for the same period in 1996. CNA's income tax expense excluding realized investment gains/losses amounted to $29 million for the three months ended March 31, 1997, compared to $44 million in the first three months of 1996. The income tax on realized investment gains for the three months ended March 31, 1997, totaled $21 million compared with $109 million for the same period a year ago.

          Net income was $178 million, or $2.85 per share, compared to $329 million, or $5.30 per share, for the first three months of 1996.

                                      (17)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Property/Casualty Operations
----------------------------

|------------------------------------------------------------------------------|
|PROPERTY/CASUALTY GROUP                                                       |
|THREE MONTHS ENDED MARCH 31                             1997         1996     |
|(In millions of dollars)                                                      |
|------------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED INVESTMENT                              |
|GAINS/LOSSES):                                                                |
|Revenues:                                                                     |
|  Premiums                                            $2,463       $2,508     |
|  Net investment income                                  461          482     |
|  Other                                                  133          114     |
|                                                       -----        -----     |
|                                                       3,057        3,104     |
|Benefits and expenses                                  2,889        2,913     |
|                                                       -----        -----     |
|  Income before income tax                               168          191     |
|Income tax expense                                       (29)         (39)    |
|------------------------------------------------------------------------------|
|  NET OPERATING INCOME(EXCLUDING REALIZED                                     |
|    INVESTMENT GAINS/LOSSES)                          $  139       $  152     |
|==============================================================================|


     Property/casualty revenues, excluding net realized investment gains/losses, decreased 1.5% for the three months ended March 31, 1997 to $3.1 billion compared to the same period a year ago. Property/casualty earned premium decreased $45 million, or 1.8% from the prior years comparable period, primarily as a result of a decrease in involuntary risk earned premium.

     Pretax operating income excluding net realized investment gains/losses for the property/casualty insurance subsidiaries was $168 million for the first three months of 1997 compared to $191 million for the same period a year ago. The decrease in operating income stems from increased losses and expenses relative to premium as well as reduced investment income which was partially offset by lower catastrophe losses. Underwriting losses for the three months ended March 31, 1997, were $293 million, compared to $291 million for the same period in 1996. The first quarter 1997 statutory combined ratio was 111.6 compared with 107.9 for the same period in 1996. The statutory expense ratio for the first quarter of 1997 was 31.1 compared to 28.5 for the first three months of 1996. Deterioration in the loss and expense ratios reflect a softening in the commercial insurance market and increased competative pressures. Pre-tax catastrophe losses were approximately $31 million in the first quarter of 1997 as compared to $94 million in the first quarter of 1996. Investment income decreased 4.3% for the three months ended March 31, 1997 to $461 million from $482 million for the comparable period a year ago due to lower yielding investments and a reduced asset base. The bond segment of the investment portfolio yielded 6.7% in the first quarter of 1997 compared with 7.1% for the same period a year ago.

         The net income of CNA's property/casualty insurance subsidiaries, excluding net realized investment gains/losses, was $139 million for the first three months of 1997, compared to $152 million for the same period in 1996. Net realized investment gains for the first quarter of 1997 were $12 million, compared to $134 million in the first three months of 1996.


                                      (18)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



Life Operations

|-----------------------------------------------------------------------------|
|LIFE  GROUP                                                                  |
|THREE MONTHS ENDED MARCH 31                            1997             1996 |
|(In millions of dollars)                                                     |
|-----------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED INVESTMENT                             |
|GAINS/LOSSES):                                                               |
|Revenues:                                                                    |
|  Premiums                                          $  885           $  793  |
|  Net investment income                                105               97  |
|  Other                                                 23               25  |
|                                                     -----            -----  |
|                                                     1,013              915  |
|Benefits and expenses                                  975              869  |
|                                                     -----            -----  |
|  Income before income tax                              38               46  |
|Income tax expense                                     (15)             (17) |
|-----------------------------------------------------------------------------|
|  NET OPERATING INCOME (EXCLUDING REALIZED                                   |
|    INVESTMENT GAINS/LOSSES)                        $   23           $   29  |
|=============================================================================|


         CNA sells a variety of individual and group insurance products. The individual insurance products consist primarily of term, universal life, participating policies and individual annuity products. Products developed in 1996 and marketed in 1997, included a portfolio of variable products and new universal life products. Group insurance products include life, accident and health consisting primarily of major medical and hospitalization, and pension products, such as guaranteed investment contracts and annuities. CNA has undertaken a number of initiatives to enhance service, manage health care utilization demand and quality, and strengthen CNA's networks of physicians, hospitals and other providers.

         Life group revenues, excluding realized investment gains, were $1.0 billion, up 10.7% for the three months ended March 31, 1997 compared to the same period a year ago. Life group earned premium was $885 million, up 11.6% for the quarter, with the primary growth in term and annuity business. Investment income increased 8.2% compared to the same period a year ago due to a larger asset base generated from increased cash flows from premium growth. The bond segment of the life investment portfolio yielded 6.8% in the first quarter of 1997 compared with 6.6% for the same period a year ago.

         Pre-tax operating income for the life insurance subsidiaries, excluding net realized investment gains/losses, was $38 million for the first three months of 1997, compared to $46 million for the same period in 1996. The decrease in pretax operating income is primarily due to higher morbidity costs in group health insurance.

         CNA's life insurance subsidiaries' net income excluding net realized investment gains/losses was $23 million for the first three months of 1997 compared to $29 million for the same period in 1996. Net realized investment gains for the first three months of 1997 were $18 million, compared to $49 million in the first three months of 1996.

                                      (19)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


INVESTMENTS:

|------------------------------------------------------------------------------|-------------|-------------|
|SUMMARY OF GENERAL ACCOUNT INVESTMENTS                                        |  CHANGE IN  |             |
|  AT MARKET VALUE                                       MARCH 31   DECEMBER 31| UNREALIZED  |  REALIZED   |
|                                                          1997        1996    |GAINS(LOSSES)|GAINS(LOSSES)|
|(In millions of dollars)                                                      |             |             |
|------------------------------------------------------------------------------|-------------|-------------|
|                                                                              |             |             |
|FIXED MATURITY SECURITIES:                                                    |             |             |
|U. S. Treasury securities and                                                 |             |             |
|  obligations of government agencies                   $ 10,593    $   9,835  |    $(226)   |    $   6    |
|Asset-backed securities                                   4,829        6,292  |      (88)   |        7    |
|Tax exempt securities                                     5,024        4,951  |      (56)   |        1    |
|Taxable                                                   6,431        6,643  |     (106)   |       10    |
|                                                        -------     --------  |     -----   |     -----   |
|   Total fixed maturity securities                       26,877       27,721  |     (476)   |       24    |
|Stocks                                                      923          859  |      (35)   |       30    |
|Short-term investments and other                          8,523        6,830  |       28    |       (1)   |
|Derivative security investments                               3            2  |        -    |        3    |
|                                                        -------     --------  |     ----    |     -----   |
|   TOTAL INVESTMENTS                                   $ 36,326    $  35,412  |     (483)   |       56    |
|                                                        =======     ========  |             |             |
|Separate accounts and discontinued operations                                 |      (58)   |       10    |
|Participating policyholders' interest                                         |        9    |       (3)   |
|Income tax  benefit (expense )                                                |      169    |      (21)   |
|                                                                              |     ----    |     -----   |
|   NET INVESTMENT GAINS (LOSSES)                                              |    $(363)   |    $  42    |
|==============================================================================|=============|=============|

|------------------------------------------------------------------------------|
|SHORT-TERM INVESTMENTS:                                                       |
|------------------------------------------------------------------------------|
|Security repurchase collateral                          $ 1,963      $   101  |
|Escrow                                                    1,133        1,062  |
|Commercial paper                                          3,036        3,207  |
|Money markets                                               429          746  |
|Other                                                     1,006          738  |
|------------------------------------------------------------------------------|
|   TOTAL SHORT-TERM INVESTMENTS                          $7,567      $ 5,854  |
|==============================================================================|

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

     The general account portfolio consists primarily of high quality marketable fixed maturity securities, approximately 93% of which are rated as investment grade. At March 31, 1997, tax-exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 14% and 15%, respectively, of the general account's total investment portfolio compared to 14% and 16%, respectively, at December 31, 1996. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. The increase in short-term investments at March 31, 1997 compared to December 31, 1996, is due to increased collateral related to security repurchase transactions. At March 31, 1997,

                                      (20)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

the major components of the short-term investment portfolio consists primarily of high-grade commercial paper and U.S. Treasury bills. Collateral for securities sold under repurchase agreements increased $1,862 million to $1,963 million.

         As of March 31, 1997, the market value of CNA's general account investments in fixed maturities was $26.9 billion and was less than amortized cost by approximately $294 million. This compares to a market value of $27.7 billion and $181 million of net unrealized investment gains at December 31, 1996. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at March 31, 1997, were $257 million and $551 million, respectively, compared to $444 million and $263 million, respectively, at December 31, 1996. The decline in unrealized investment gains is attributable, in large part, to increases in interest rates which have an adverse effect on bond prices.

         Net unrealized investment losses on general account fixed maturities at March 31, 1997 include net unrealized gains on high yield securities of $6 million, compared to net unrealized gains of $41 million at December 31, 1996. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account decreased $212 million to approximately $1.8 billion at March 31, 1997 when compared to December 31, 1996.

         At March 31, 1997, total separate account cash and investments amounted to approximately $5.8 billion with taxable fixed maturity securities
representing   approximately   78%  of   the   separate   accounts'   portfolio.
Approximately 78% of separate account investments are used to fund guaranteed investments for which Continental Assurance Company guarantees principal and a specified return to the contractholders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $3.8 billion at both March 31, 1997, and December 31, 1996. At March 31, 1997, amortized cost was greater than the fair value by approximately $36 million. This compares to a loss of approximately $1 million at December 31, 1996. The gross unrealized investment gains and losses for the guaranteed investment fixed maturity securities portfolio at March 31, 1997, were $35 million and $71 million, respectively.

         Carrying values of high yield securities in the guaranteed investment portfolio were $433 million at March 31, 1997 and $472 million December 31, 1996. Net unrealized investment losses on high yield securities held in such separate accounts were $9 million at March 31, 1997, compared to $6 million at December 31, 1996.

         High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of March 31, 1997, CNA's concentration in high yield bonds including separate accounts was approximately 3.8% of total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

         Included in CNA's fixed maturity securities at March 31, 1997 (general and guaranteed investment portfolios) are $7 billion of asset-backed securities, consisting of approximately 45.5% in collateralized mortgage obligations ("CMO's"), 11.0% in corporate asset-backed obligations, and 43.5% in U.S. government agency issued pass-through certificates. The majority of CMO's held are U.S. Government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At March 31, 1997, the amortized cost of asset-backed securities was in excess of the fair value by approximately $112 million compared to unrealized investment losses of $5 million at December 31,

                                      (21)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

1996. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

         Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At March 31, 1997, 44.9% of the general account's fixed maturity securities portfolio was invested in U.S. Government securities, 30.7% in other AAA rated securities and 12.7% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 7.0% U.S. Government securities, 58.2% in other AAA rated securities and 14.0% in AA and A rated securities. These ratings are primarily from Standard & Poor's (91.9% of the general account and 85.8% of the guaranteed investment fixed maturity account).

FINANCIAL CONDITION:

|------------------------------------------------------------------------------|
|FINANCIAL POSITION                                       MARCH 31  DECEMBER 31|
|(In millions of dollars, except per share data)            1997         1996  |
|------------------------------------------------------------------------------|
|                                                                              |
|Assets                                                    $62,441      $60,735|
|Stockholders' Equity                                        6,873        7,060|
|Unrealized Net Appreciation (Depreciation) Included in                        |
|Stockholders' Equity                                          (64)         299|
|Book Value per Common Share                                108.79       111.81|
|------------------------------------------------------------------------------|


         CNA's assets increased approximately $1.7 billion to $62.4 billion as of March 31, 1997. This change was primarily the result of an increase in short term investments caused by an increase in securities sold under repurchase agreements of $1.9 billion.

         During the first three months of 1997, CNA's stockholders' equity decreased by $187 million, or 2.7%, to approximately $7 billion. The major component of this change was a $363 million decrease in unrealized appreciation, net of tax, primarily related to changes in market values of debt securities. Debt security carrying values were adversely impacted by increases in interest rates in 1997.

         The statutory surplus of the property/casualty subsidiaries decreased 2.1% to approximately $6.2 billion. The decrease resulted primarily from the payment of $71 million of dividends from the insurance subsidiaries to the parent company. The statutory surplus of the life insurance subsidiaries remained at $1.2 billion.

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

         CNA's operating activities generated net negative cash flows of approximately $737 million and $146 million at March 31, 1997 and 1996, respectively. Negative cash flows in 1997 are primarily the result of substantial claim payments resulting from the settlement of the Fibreboard litigation. CNA believes that future liquidity needs will be met primarily by cash generated from operations.

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

                                      (22)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONCLUDED


         CNA and the insurance industry are exposed to liability for environmental pollution, primarily related to toxic waste site clean-up. Refer to Note C to the Condensed Consolidated Financial Statements for further discussion of environmental pollution exposures.

ACCOUNTING STANDARDS:

         In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement has been amended and is now effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 or 1997, depending on the type of transaction. This Statement will not have a significant impact on CNA.

         In January 1997, the Securities and Exchange Commission approved amendments to Regulation S-X, Regulation S-K, Regulation S-B, and various forms to clarify and expand existing disclosure requirements with respect to derivative financial instruments and derivative commodity instruments. The new rules require enhanced descriptions in the footnotes to the financial statements of accounting policies for derivative financial instruments and derivative commodity instruments. They also require disclosure outside the financial statements of qualitative and quantitative information about market risk related to derivative financial instruments, other financial instruments, and derivative commodity instruments. These amendments are effective for 1997 financial statements and will not have a significant impact on CNA.

         In February 1997, the FASB issued SFAS 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS), which simplifies the computations originally established in APB Opinion No. 15, "Earnings per Share" and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation between the two computations. This Statement is effective for financial statements issued for periods ending after December 15, 1997. This Statement will not have a significant impact on CNA.

         In February 1997, the FASB issued SFAS 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure. The Statement consolidates existing disclosure requirements for ease of retrieval and greater visibility to nonpublic entities. The new Statement contains no change in disclosure requirements for companies previously subject to the requirements of APB Opinion No. 10, "Omnibus Opinion--1966," APB Opinion No. 15, "Earnings per Share," and FASB Statement 47, "Disclosure of Long-Term Obligations." It applies to all entities and is effective for financial statements issued for periods ending after December 15, 1997. This Statement has no impact on CNA.

                                      (23)

                            CNA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                  Description of Exhibit
                                                        Exhibit        Page
                                                         Number        Number

(11)  Computation of Net Income per Common Share          11            26
(27)  Financial Data Schedule                             27            27

(b)  REPORTS ON FORM 8-K:
         There were no reports on Form 8-K for the three months ended March 31, 1997.


                                      (24)

                            CNA FINANCIAL CORPORATION

                     PART II. OTHER INFORMATION - CONCLUDED

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CNA FINANCIAL CORPORATION


Date:  May 14, 1997             By: S/PETER E. JOKIEL
       ------------                 ---------------
                                     Peter E. Jokiel
                                     Senior Vice President and
                                     Chief Financial Officer


                                      (25)

                                                                     EXHIBIT 11
                            CNA FINANCIAL CORPORATION
                   COMPUTATION OF NET INCOME PER COMMON SHARE

--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                   1997       1996
(In millions, except per share data)
--------------------------------------------------------------------------------

Earnings per share:

   Net income .........................................    $   178       $  329
   Less preferred stock dividends......................          2            2
                                                           -------        ------

   Net income available to common stockholders.........    $   176       $  327
                                                            ======         =====

   Weighted average shares outstanding.................      61.8         61.8
                                                            ======        ======

   Net income per common share.........................    $  2.85       $ 5.30
                                                            ======        ======
--------------------------------------------------------------------------------

                                      (26)