Form 10-Q
period 1997-06-30
CNA FINANCIAL CORP
filed 1997-08-14
CIK 21175

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 COMMISSION FILE NUMBER 1-5823

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                                    OUTSTANDING AT AUGUST 1, 1997
------------------------------                     -----------------------------
Common Stock, Par value $2.50                               61,798,262

--------------------------------------------------------------------------------
                                Page (1) of (27)

                            CNA FINANCIAL CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEET
     JUNE 30, 1997 (Unaudited) and DECEMBER 31, 1996...................       3

   STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996.........       4

   STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY (Unaudited)
     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996...................       5

   STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996...................       6

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS (Unaudited) JUNE 30, 1997..............................       7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.........................................      14


PART II.  OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......      23

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..........................      24

SIGNATURES.............................................................      25

EXHIBIT 11   COMPUTATION OF NET INCOME PER COMMON SHARE................      26

EXHIBIT 12.1 COMPUTATION OF RATIO OF EARNINGS
                         TO FIXED CHARGES..............................      27

EXHIBIT 12.2 COMPUTATION OF RATIO OF NET INCOME, AS ADJUSTED,
                        TO FIXED CHARGES..............................       27

EXHIBIT 27      FINANCIAL DATA SCHEDULE...............................       28

                                      (2)

                            CNA FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
                                                        June 30    December 31
                                                          1997         1996
(In millions of dollars)                              (Unaudited)
--------------------------------------------------------------------------------
Assets
  Investments:
   Fixed maturities available for sale
   (cost: $25,849 and $27,540)....................   $ 25,940     $   27,721
   Equity securities available for sale
   (cost: $541 and $702)..........................        657            859
   Mortgage loans and real estate
  (less accumulated depreciation: $4 and $4)......        114            123
   Policy loans...................................        179            174
   Other invested assets..........................        649            681
   Short-term investments.........................      9,003          5,854
                                                    ------------     -----------
        Total investments.........................     36,542         35,412
   Cash...........................................        402            257
   Insurance receivables:
      Reinsurance receivables.....................      6,599          6,965
      Other insurance receivables.................      6,458          5,943
      Less allowance for doubtful accounts........       (278)          (277)
   Deferred acquisition costs.....................      2,123          1,854
   Accrued investment income......................        427            508
   Receivables for securities sold................        517            264
   Federal income taxes recoverable
   (includes $22 and $151 due from Loews).........         11            134
   Deferred income taxes..........................      1,263          1,347
   Property and equipment at cost
   (less accumulated depreciation:
    $539 and $436)................................        672            645
   Prepaid reinsurance premiums...................        249            295
   Intangibles....................................        411            418
   Other assets...................................      1,166            849
   Separate Account business......................      6,023          6,121
   -----------------------------------------------------------------------------
       Total assets                                $   62,585      $  60,735
   =============================================================================

                            CNA FINANCIAL CORPORATION

--------------------------------------------------------------------------------
                                                        June 30    December 31
                                                          1997         1996
(In millions of dollars)                              (Unaudited)
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Liabilities:
  Insurance reserves:
      Claim and claim expense..................... $  30,619       $  30,830
      Unearned premiums...........................     5,107           4,659
      Future policy benefits......................     4,526           4,181
      Policyholders' funds........................       720             746
  Securities sold under repurchase agreements.....     1,618             100
  Payables for securities purchased...............     1,042             405
  Participating policyholders' equity.............       122             119
  Long-term debt..................................     2,763           2,765
  Other liabilities...............................     2,705           3,749
  Separate Account business.......................     6,023           6,121
                                                   ----------        -----------
      Total liabilities...........................    55,245          53,675
                                                   ----------        -----------
Stockholders' equity:
 Common stock ($2.50 par value;
  Authorized - 200,000,000 shares;
  Issued - 61,841,969 shares).....................       155             155
 Money market cumulative preferred stock.........        150             150
 Additional paid-in capital......................        435             435
 Retained earnings...............................      6,433           6,024
 Net unrealized investment gains(losses).........        170             299
 Treasury stock, at cost.........................         (3)             (3)
                                                   ----------        -----------
      Total stockholders' equity..................     7,340           7,060
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity.. $  62,585        $ 60,735
================================================================================
    See accompanying Notes to Condensed Consolidated Financial Statements.

                                      (3)

                            CNA FINANCIAL CORPORATION
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                             SECOND QUARTER     SIX MONTHS
                                                 1997      1996   1997    1996
(In millions of dollars, except per share data)
--------------------------------------------------------------------------------
Revenues:
  Premiums.....................................$  3,348  $ 3,321 $ 6,695 $ 6,614
  Net investment income........................     547      558   1,111   1,135
  Realized investment gains....................     172       73     238     378
  Other........................................     176      143     331     283
                                               ---------  ------- ------- ------
                                                  4,243    4,095   8,375   8,410
                                               ---------  ------- ------- ------
Benefits and expenses:
 Insurance claims and policyholders' benefits..   2,860    2,774   5,752   5,561
 Amortization of deferred acquisition costs....     596      484   1,116   1,057
 Other operating expenses......................     399      502     841     916
 Interest expense..............................      46       45      96     104
                                               --------- -------- ------- ------
                                                  3,901    3,805   7,805   7,638
                                               --------- -------- ------- ------
   Income before income tax...................      342      290     570     772
Income tax expense............................      107       88     158     241
                                               --------- -------- ------- ------
   Net Income                                    $  235  $   202 $   412  $  531
================================================================================

EARNINGS PER SHARE
------------------
Net income....................................   $ 3.78  $  3.25 $ 6.63   $ 8.55
                                                 ======   ======  ======  ======

Weighted average outstanding shares of
common stock (in millions of shares)..........     61.8    61.8    61.8     61.8
================================================================================
See accompanying Notes to Condensed Consolidated Financial Statements(Unaudited)

                                      (4)

                            CNA FINANCIAL CORPORATION
                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                   (Unaudited)

-------------------------------------------------------------------------------
Six Months Ended June 30, 1997 and 1996

                                    Additional            Net Unrealized  Total
                           Capital  Paid in    Retained  Investment Gains
                           Stock    Capital    Earnings      (Losses)

(In millions of dollars)
-------------------------------------------------------------------------------
Balance, December 31, 1995 $ 302   $ 435       $5,066        $  933      $6,736
  New Income                   -       -          531             -         531
  Unrealized investment        -       -            -          (888)       (888)
  Preferred dividends          -       -           (3)            -          (3)
-------------------------------------------------------------------------------
Balance, June 30, 1996       302     435       $5,594        $   45      $6,376
===============================================================================

Balance, December 31, 1996   302     435       $6,024        $  299      $7,060
  Net income                   -       -          412             -         412
  Unrealized investment        -       -            -          (129)       (129)
  Preferred dividends          -       -           (3)            -          (3)
-------------------------------------------------------------------------------
Balance, June 30, 1997     $ 302   $ 435       $6,433        $  170      $7,340
===============================================================================
     See accompanying Notes to Condensed Consolidated Financial Statements.


                                      (5)

                            CNA FINANCIAL CORPORATION

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                   (Unaudited)

------------------------------------------------------------------------------
Six Months Ended June 30                                1997           1996
(In millions of dollars)
------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income....................................... $    412       $     531
                                                    --------       ----------
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Net realized investment gains, pre-tax.........     (238)           (378)
    Participating policyholders' interest..........       (1)              4
    Amortization of intangibles....................       13              11
    Amortization of bond discount..................     (150)            (85)
    Depreciation...................................       93              79
    Changes in:
       Insurance receivables, net..................     (148)           (302)
       Deferred acquisition costs..................     (269)           (205)
       Accrued investment income...................       81              87
       Federal income taxes........................      123              99
       Deferred income tax recoverable.............      115              28
       Prepaid reinsurance premiums................       46             (36)
       Insurance reserves..........................      564             312
       Reinsurance payables........................      (17)            227
       Other liabilities...........................   (1,156)            (98)
       Other, net..................................     (138)           (387)
                                                    ------------     ---------
         Total adjustments.........................   (1,082)           (644)
                                                    ------------     ---------
         Net cash flows from operating activities..     (670)           (113)
                                                    ------------     ---------
Cash flows from investing activities:
  Purchases of fixed maturities....................  (17,652)        (16,864)
  Proceeds from fixed maturities:
   Sales...........................................   18,656          17,128
   Maturities, calls and redemptions...............    1,106           1,311
   Purchases of equity securities..................     (564)           (602)
   Proceeds from sale of equity securities.........      781             779
   Change in short-term investments................   (2,852)         (1,600)
   Purchases of property and equipment.............     (130)            (91)
   Change in securities sold under
   repurchase agreements...........................    1,518             135

   Change in other investments.....................       26             278
   Investment in affiliates........................      (65)             --
   Other, net......................................        3               2
                                                    -----------      ---------
         Net cash flows from investing activities..      827             476
                                                    -----------      ---------

                             CNA FINANCIAL CORPORATION

                                   (Unaudited)
------------------------------------------------------------------------------
Six Months Ended June 30                                1997           1996
(In millions of dollars)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Dividends paid to preferred shareholders..........       (3)             (3)
 Receipts from investment contracts credited to
 policyholder account balances.....................        4               9
 Return of policyholder account balances on
 investment contracts..............................      (11)            (18)
 Change in short-term debt.........................       --            (255)
 Principal payments on long-term debt..............       (3)             (1)
 Proceeds from issuance of long-term debt..........        1               9
                                                    -----------       --------
       Net cash flows from  financing activities...      (12)           (259)
                                                    ------------      --------
             Net cash flows........................      145             104
Cash at beginning of period........................      257             222
------------------------------------------------------------------------------
Cash at end of period                               $    402          $  326
==============================================================================

Supplemental disclosures of cash flow information:
 Cash (paid) received:
   Interest expense................................ $   (106)         $ (111)
   Federal income taxes............................      153             (92)
==============================================================================
     See accompanying Notes to Condensed Consolidated Financial Statements.

                                      (6)

                            CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


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

NOTE B.  Restricted Investments:

         On December 30, 1993, CNA deposited $987 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note C below. At June 30, 1997, the escrow account amounted to $1.09 billion. The funds are included in short-term investments and are invested substantially in U. S. Treasury securities. The escrow account is the prefunding mechanism to the trust fund for future claimants.

NOTE C.  Legal Proceedings and Contingent Liabilities:

         The following information updates legal proceedings and contingent liabilities reported in Note F of the Notes to the Consolidated Financial Statements in the 1996 Annual Report to Shareholders.

                                      (7)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

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

         On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. Petitions for rehearing by the panel and Suggestions for Rehearing by the entire Fifth Circuit Court of Appeals as respects the decision on the Global Settlement Agreement were denied. Two petitions for certiorari were filed in the Supreme Court as respects the Global Settlement Agreement. On June 27, 1997, the Supreme Court granted these petitions, vacated the Fifth Circuit's judgment as respects the Global Settlement Agreement, and remanded to the Fifth Circuit for reconsideration in light of the Supreme Court's decision in Amchem Products Co. v. Windsor. The Fifth Circuit has not yet rendered a decision on this remand.

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

         On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1.53 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. As indicated above, the Global Settlement approval is presently before the Fifth Circuit on remand by order of the Supreme Court vacating the Fifth Circuit's previous decision approving the Global Settlement. There is limited precedent for settlements which determine the rights of future claimants to seek relief.

                                      (8)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

         Through June 30, 1997, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 134,800 claims, for an estimated settlement amount of approximately $1.62 billion plus any applicable interest. Final court approval of the Trilateral Agreement obligates Casualty to pay under these settlements. Approximately $1.53 billion was paid through June 30, 1997, including approximately $590 million paid in the fourth quarter of 1996 and the first quarter of 1997 as a result of the Trilateral Agreement becoming final. As described above, such payments are partially recoverable from Pacific Indemnity. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

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

ENVIRONMENTAL POLLUTION AND ASBESTOS-RELATED CLAIMS

         The CNA property/casualty insurance companies have potential exposures related to environmental pollution and asbestos-related claims.

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

                                      (9)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

         A number of proposals to reform Superfund have been made by various parties. Despite Superfund taxing authority expiring at the end of 1995, no reforms have yet been enacted by Congress. While the current Congress may address this issue, no predictions can be made as to what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be materially reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

         Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate exposure to CNA for environmental pollution claims cannot be meaningfully quantified.

         Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and case law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to adjustment based on new data. As of June 30, 1997 and December 31, 1996, CNA carried approximately $882 million and $908 million, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution claims. The reserves relate to claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion. There was no unfavorable reserve development for the six months ended June 30, 1997 and 1996.

         CNA has exposure to asbestos-related claims, including those attributable to the Fibreboard Claim. A detailed discussion of CNA's litigation with Fibreboard Corporation regarding asbestos-related bodily injury claims is discussed at the beginning of this note. Estimation of asbestos-related claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage. As of June 30, 1997 and December 31, 1996, CNA carried approximately $1,516 million and $1,506 million, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported asbestos-related claims. Unfavorable reserve development for the six months ended June 30, 1997 and 1996, totaled $25 million and $26 million, respectively.

         The  following   table  provides   additional  data  related  to  CNA's
environmental pollution and asbestos-related claims reserves.

|------------------------------------------------------------------------------|
|                                                                              |
|RESERVE SUMMARY                    JUNE 30, 1997           DECEMBER 31, 1996  |
|                            ------------------------  ------------------------|
|                            ENVIRONMENTAL  ASBESTOS    ENVIRONMENTAL  ASBESTOS|
|                              POLLUTION                  POLLUTION            |
|------------------------------------------------------------------------------|
|(In millions of dollars)                                                      |
|                                                                              |
|Gross reserves:                                                               |
|   Reported claims              $ 306       $ 1,517      $  289       $ 1,551 |
|   Unreported claims              659           105         714            94 |
|                                 ----         ------       ----         ----- |
|                                  965         1,622       1,003         1,645 |
|Less reinsurance recoverable      (83)         (106)        (95)         (139)|
|------------------------------------------------------------------------------|
|NET RESERVES                    $ 882       $ 1,516      $  908       $ 1,506 |
|==============================================================================|

                                      (10)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED


         The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

OTHER

         Other reserve development for the six months ended June 30, 1997 and 1996 was favorable and aggregated to $116 million and $267 million, respectively. Reserve development for the six months ended June 30, 1997 reflects continued favorable claim frequency (rate of claim occurrence) and severity (average cost per claim) experience in the workers' compensation line of business as well as favorable experience in the surety line of business. Reserve development for the six months ended June 30, 1996 was principally due to favorable experience in workers' compensation. These trends reflect the positive effects of changes in workers' compensation laws, or moderate increases in medical costs, and a generally strong economy in which individuals return to the workplace more quickly.

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

|------------------------------------------------------------------------------|
|SIX MONTHS ENDED JUNE 30               EARNED PREMIUMS                        |
|                          -----------------------------------------  ASSUMED/ |
|                                                                       NET    |
|(In millions of dollars)    DIRECT     ASSUMED     CEDED       NET      %     |
|------------------------------------------------------------------------------|
|                                                                              |
|1997                                                                          |
|     Life                    $  435      $  61     $  57    $   439    13.8  %|
|     Accident and health      1,859         57        65      1,851     3.1   |
|     Property and casualty    4,304        560       459      4,405    12.7   |
|------------------------------------------------------------------------------|
|          TOTAL PREMIUMS     $6,598      $ 678     $ 581    $ 6,695    10.1  %|
|==============================================================================|
|                                                                              |
|1996                                                                          |
|     Life                    $  354      $  57     $  15    $   396    14.5  %|
|     Accident and health      1,661         90        34      1,717     5.2   |
|     Property and casualty    4,249      1,003       751      4,501    22.3   |
|------------------------------------------------------------------------------|
|          TOTAL  PREMIUMS    $6,264     $1,150     $ 800    $ 6,614    17.4  %|
|==============================================================================|

                                      (11)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

         In the table above, life premium revenue is from long duration contracts, property/casualty earned premium is from short duration contracts, and approximately three-quarters of accident and health earned premiums are from short duration contracts.

         Insurance claims and policyholders' benefits are net of reinsurance recoveries of $394 and $604 million at June 30, 1997 and June 30, 1996, respectively.

NOTE E. Debt:

Long-term borrowings consisted of the following:
|----------------------------------------------------------------------------|
|LONG-TERM DEBT                                         JUNE 30   DECEMBER 31|
|(In millions of dollars)                                1997         1996   |
|----------------------------------------------------------------------------|
|                                                                            |
|   Variable Rate Debt:                                                      |
|       Credit Facility                              $    400     $    400   |
|       Commercial Paper                                  675          675   |
|   Senior Notes:                                                            |
|       8 7/8%, due March 1, 1998                         150          150   |
|       8 1/4%, due April 15, 1999                        102          102   |
|       7 1/4%, due March 1, 2003                         146          146   |
|       6 1/4%, due November 15, 2003                     249          248   |
|      6 3/4%, due November 15, 2006                      248          248   |
|       8 3/8%, due August 15, 2012                        98           98   |
|   7 1/4% Debenture, due November 15, 2023               247          247   |
|   11% Secured Mortgage Notes, due June 20, 2013         387          387   |
|   6.90% - 16.29%  Secured  Capital  Leases,                                |
|    due December 31, 2011                                 46           47   |
|   Other                                                  15           17   |
|----------------------------------------------------------------------------|
|  TOTAL LONG-TERM DEBT                              $  2,763     $   2,765  |
|============================================================================|

         To finance the acquisition of Continental (including the refinancing of $205 million of Continental debt) CNA entered into a five-year $1.325 billion revolving credit facility. In 1996, the company renegotiated the facility, extending the maturity to May 2001. The interest rate for the facility is based on the London Interbank Offered Rate (LIBOR), plus 16 basis points. Additionally, there is a facility fee of 9 basis points annually. The average interest rate on the borrowings under the revolver at June 30, 1997 was 5.83%. Under the terms of the facility, CNA may prepay the debt without penalty.

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

         CNA maintains a Commercial Paper Program to take advantage of favorable interest rate spreads. The commercial paper borrowings are classified as long-term as $675 million of the committed bank facility will support the commercial paper program. The weighted-average yield on commercial paper at June 30, 1997 was 5.92%.

         As of August 1, 1997, the outstanding loans under the revolving credit facility were $400 million. There was no unused borrowing capacity under the facility after the effects of the commercial paper program.

                                      (12)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONCLUDED

         To offset the variable rate characteristics of the facility, CNA entered into interest rate swap agreements with several banks having a total notional principal amount of $950 million. These agreements terminate from May to December 2000. These agreements provide that CNA pay interest at a fixed rate, averaging 6.20% at June 30, 1997, in exchange for the receipt of interest at the three month LIBOR rate. The effect of these interest rate swaps was to increase interest expense by $2.3 million for the six months ended June 30, 1997.

         The weighted average interest rate (interest and facility fees) on the variable rate acquisition debt, which includes the revolving credit facility and commercial paper was 6.32% at June 30, 1997. This rate reflects the effect of the interest rate swaps.

NOTE F. Pending Acquisition

         In the fourth quarter of 1996, CNA entered into a merger agreement with Capsure Holdings Corp. (Capsure) to form a new stock company, CNA Surety Corporation. CNA will be the majority shareholder of the new company owning approximately 62% of the shares. The remaining shares will be held by existing Capsure shareholders and option holders. The transaction will be accounted for as a purchase and is expected to close in the third quarter of 1997. The transaction closing is subject to the approvals of the Capsure shareholders, state insurance regulators, certain governmental authorities and the satisfaction of certain other conditions. Until the required approvals are received and the transaction is complete, the companies will continue to operate independently.

         Capsure provides surety and fidelity bonds nationwide through its subsidiaries Western Surety Company and Universal Surety of America. Capsure's revenues for the year ended December 31, 1996 were approximately $111 million. Total assets were approximately $313 million at December 31, 1996.

                                      (13)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto found on pages 3 to 13, which contain additional information helpful in evaluating operating results and financial condition.

         CNA is one of the largest commercial insurers in the United States, the third largest property-casualty company and the twenty-second largest life insurance company in the country, based on 1996 net written premium. Based on market share, CNA ranks first among United States insurers in commercial affiliation marketing, commercial multiple peril, personal packages, surety, and ocean marine; second in commercial auto, general liability, medical malpractice, federal employees health benefit plans, multiple peril crop, offshore energy, accounts receivable credit; third in automobile warranty, directors & officers, farmowners multiple peril, recreational watercraft and workers' compensation; and sixth in reinsurance in the United States. In addition, CNA ranks first, second or third for various errors & omissions coverages for architects and engineers, accountants, lawyers and other professionals.

RESULTS OF OPERATIONS:

         The following chart summarizes key components of operating results for the six months and quarter ended June 30, 1997 and 1996.

|------------------------------------------------------------------------------------------------|
|PERIOD ENDED JUNE 30                                  SECOND QUARTER               SIX MONTHS   |
|(In millions of dollars)                             1997        1996           1997      1996  |
|------------------------------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED INVESTMENT                                                |
|   GAINS/LOSSES):                                                                               |
|Revenues:                                                                                       |
|  Premiums:                                                                                     |
|    Property/Casualty                             $ 2,529     $ 2,479        $ 5,000   $ 4,987  |
|    Life                                              819         842          1,695     1,627  |
|                                                   ------      ------         ------     -----  |
|                                                    3,348       3,321          6,695     6,614  |
|  Net investment income                               547         558          1,111     1,135  |
|  Other                                               176         143            331       283  |
|                                                   ------      ------         ------     -----  |
|                                                    4,071       4,022          8,137     8,032  |
|Benefits and expenses                               3,900       3,805          7,800     7,625  |
|                                                   ------      ------         ------     -----  |
|  Operating income before income tax                  171         217            337       407  |
|                                                      (45)        (66)           (75)     (110) |
|Income tax expense                                 ------      ------          -----     -----  |
|  Net operating income                            $   126     $   151        $   262   $   297  |
|                                                   ------      ------          -----     -----  |
|SUPPLEMENTAL FINANCIAL DATA:                                                                    |
|Net operating income (loss) by group:                                                           |
|  Property/Casualty                               $   125     $   146        $   264   $   298  |
|  Life                                                 24          26             47        55  |
|  Other, primarily interest expense                   (23)        (21)           (49)      (56) |
|                                                    -----       -----          -----     ------ |
|                                                      126         151            262        297 |
|                                                    -----        ----          -----     ------ |
|Net realized investment gains (losses) by group:                                                |
|  Property/Casualty                                    82          46             94        180 |
|  Life                                                 26           8             44         57 |
|  Other                                                 1          (4)            12         (3)|
|                                                    ------      -----          -----     ------ |
|                                                      109          50            150        234 |
|                                                    ------      -----          -----     ------ |
|Net income (loss) by group:                                                                     |
|  Property/Casualty                                   207         192            358        478 |
|  Life                                                 50          34             90        111 |
|  Other, primarily interest expense                   (22)        (24)           (36)       (58)|
|                                                    ------      -----          -----     ------ |
|                                                  $   235     $   202        $   412   $    531 |
|                                                                                                |
|================================================================================================|


                                      (14)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Consolidated Results

         Consolidated revenues for the first six months of both 1997 and 1996 were approximately $8.4 billion. Consolidated revenues excluding realized investment gains, increased to $8.1 billion for the first half of 1997 as compared to $8.0 billion for the first half of 1996. For the first six months, revenues reflect an increase of $81 million (1.2%) in earned premiums, a decrease of $25 million (2.2%) in investment income and an increase of $48 million (16.9%) in other income.

         Net operating income, which excludes net realized investment gains, for the first half of 1997 was $262 million, or $4.19 per share, compared to net operating income of $297 million, or $4.76 per share, for the first six months of 1996. Net operating income for the second quarter was $126 million, or $2.01 per share, compared with $152 million, or $2.44 per share, for the same quarter in 1996. CNA's income in the first half of 1997 is net of pretax losses of $76 million related to catastrophe claims; pretax catastrophe losses in the first half of 1996 were $208 million.

         Realized investment gains, net of tax, for the first half of 1997 were $150 million, or $2.44 per share, compared to net realized investment gains for the first half of 1996 of $234 million, or $3.79 per share. The components of the net realized investment gains (losses) are as follows:

|--------------------------------------------------------------------------|
|REALIZED INVESTMENT GAINS(LOSSES)                                         |
|SIX MONTHS ENDED JUNE 30                                  1997       1996 |
|(In millions of dollars)                                                  |
|--------------------------------------------------------------------------|
|Bonds:                                                                    |
|  U.S. Government                                        $  49     $ 112  |
|  Tax exempt                                                 2        10  |
|  Asset-backed                                               9        21  |
|  Taxable                                                   84        45  |
|                                                        ------     -----  |
|     Total bonds                                           144       188  |
|                                                                          |
|Stocks                                                      39       129  |
|Derivative securities                                       (1)       12  |
|Separate accounts and other                                 55        49  |
|                                                         ------    -----  |
|     Realized investment gains  reported in revenues       237       378  |
|Participating policyholders' interest                       (5)      (13) |
|Income tax expense                                         (82)     (131) |
|                                                         ------    -----  |
|     Net realized investment gains                                        |
|                                                         $ 150     $ 234  |
|==========================================================================|


         Net income was $412 million, or $6.63 per share, compared to $531 million, or $8.55 per share, for the first six months of 1996. Net income for the second quarter was $235 million, or $3.78 per share, compared with a net income of $202 million, or $3.25 per share, for the second quarter of 1996.

                                      (15)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Property/Casualty Operations
|------------------------------------------------------------------------------|
|PROPERTY/CASUALTY GROUP                       SECOND QUARTER      SIX MONTHS  |
|PERIOD ENDED JUNE 30                          1997     1996     1997    1996  |
|(In millions of dollars)                                                      |
|------------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED                                         |
|INVESTMENT GAINS/LOSSES):                                                     |
|Revenues:                                                                     |
|  Premiums                                  $ 2,537  $ 2,479  $ 5,000 $ 4,986 |
|  Net investment income                         450      458      911     940 |
|  Other                                         142      126      275     241 |
|                                             ------   ------   ------  ------ |
|                                              3,129    3,063    6,186   6,167 |
|Benefits and expenses                         2,956    2,848    5,845   5,761 |
|                                              -----    -----   ------   ----- |
|  Income before income tax                      173      215      341     406 |
|Income tax expense                              (48)     (69)     (77)   (108)|
|                                             ------    -----   -------  ------|
| Net operating income  (excluding realized                                    |
|    investment gains/losses)                $   125  $   146  $   264 $   298 |
|==============================================================================|

         Property/casualty revenues, excluding net realized investment gains/losses, increased $19 million for the six months ended June 30, 1997 when compared to the same period a year ago. Property/casualty earned premium increased $14 million from the prior years comparable period. The increase in earned premium is due primarily to an increase in commercial operations particularly in professional and specialty, accident and health and reinsurance business partially offset by a decrease in involuntary risk business.

         Property/casualty pretax operating income before realized gains reflects a decrease of $65 million for the first six months of 1997 compared to the same period in 1996. The decrease in operating income stems from an increase in underwriting losses as well as a decline in investment income. This decrease was offset in part by lower operating expenses and favorable catastrophe loss experience. Underwriting losses for the six and three months ended June 30, 1997, were $570 million and $277 million, compared to $534 million and $243 million for the same periods in 1996. The GAAP combined ratio for the six months ending June 30, 1997 was 109.3% as compared to 108.6% for the comparable period in 1996. GAAP expense ratios were 29.8% and 30.0% for the six month periods ended June 30, 1997 and June 30, 1996, respectively. Deterioration in the loss ratio reflects continued competitive pressures on virtually all segments of the insurance market, particularly commercial insurance. CNA incurred pre-tax catastrophe losses of approximately $76 million and $45 million for the six and three months ended June 30, 1997 compared to $208 million and $115 million for the respective periods in 1996.

         Pretax operating income excluding net realized investment gains/losses, for the property/casualty insurance subsidiaries was $341 million and $173 million for the six months and three months ended June 30, 1997, compared to $406 million and $215 million for the same period a year ago. Investment income decreased 3.1% and 1.7% for the six and three months ended June 30, 1997, to $911 million and $450 million, respectively, when compared with the comparable periods a year ago of $940 million and $458 million, respectively. The decrease reflects reduced operating cash flow and a movement to shorter duration investments. The fixed maturities segment of the investment portfolio yielded 6.4% in the first half of 1997 as compared to 6.9% for the first half of 1996.

                                      (16)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

         The net income of CNA's property/casualty insurance subsidiaries, excluding net realized investment gains/losses, was $264 and $125 million for the six and three months ended June 30, 1997, compared to $298 million and $146 million for the same periods in 1996. Net realized investment gains for the six and three months ended June 30, 1997 were $94 million and $82 million, compared to $180 million and $46 million in the comparable periods of 1996.

Life Operations
|------------------------------------------------------------------------------|
|LIFE GROUP                                    SECOND QUARTER      SIX MONTHS  |
|                                                                              |
|PERIOD ENDED JUNE 30                          1997    1996     1997      1996 |
|(In millions of dollars)                                                      |
|------------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED                                         |
|  INVESTMENT GAINS/LOSSES):                                                   |
|Revenues:                                                                     |
|  Premiums                                  $ 812    $ 847   $1,697   $ 1,640 |
|  Net investment income                        99      100      204       197 |
|  Other                                        33       17       56        42 |
|                                             ----     ----    -----    ------ |
|                                              944      964    1,957     1,879 |
|Benefits and expenses                         909      924    1,884     1,793 |
|                                             ----     -----   -----    ------ |
|  Income before income tax                     35       40       73        86 |
|Income tax expense                            (11)     (14)     (26)      (31)|
|                                             ----     -----   -----    ------ |
|  Net operating income (excluding realized                                    |
|    investment gains/losses)               $  24     $  26   $  47    $    55 |
|==============================================================================|
              Life group revenues, excluding realized investment gains, were approximately $2.0 billion, up 4.2% for the six months ended June 30, 1997 compared to the same period a year ago. Life premium revenues were $1.697 billion for the six months ended June 30, 1997 compared to $1.640 billion and $847 million for the same period in 1996. The increase is due to the continued growth in sales in the Viaterm life product, continued growth in Disability and Accident premium and an increase in premiums in the Federal Employees Health Benefits Program, due to strong enrollment through the first six months at 1997. The increase in premiums is offset by a drop in group reinsurance premium. Investment income for the six months ended June 30, 1997 was $204 million as compared to $197 million for the same period a year ago, this increase can be mainly attributed to a larger asset base generated from increased operating cash flows. The fixed maturities segment of the life investment portfolio, which is the primary investment segment, yielded 6.4% in the first half of 1997 compared with 6.8% for the same period a year ago.

              Life group revenues, excluding realized investment gains, were down 4.13% to $812 million from $847 million for the second quarter of 1997 when compared to the second quarter of 1996. The primary reasons for this decline are a decrease in annuity business and group reinsurance business offset in part by increases in Viaterm and Disability and Accident premium.

         Pretax operating income for the life insurance subsidiaries, excluding net realized investment gains/losses, was $73 million and $35 million for the six and three months ended June 30, 1997, compared to $86 million and $40 million for the same periods in 1996.

         CNA's life insurance subsidiaries' net operating income, excluding net realized investment gains/losses was $47 million and $24 million for the six and three months ended June 30, 1997 compared to $55 million and $26 million for the

                                      (17)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

same period in 1996. Net realized investment gains for the six and three months ended June 30, 1997 were $44 million and $26 million, compared to $57 million and $8 million for the same periods of 1996.

INVESTMENTS:

|--------------------------------------------------------------------------------------------------------|
|SUMMARY OF GENERAL ACCOUNT INVESTMENTS                                    SIX MONTHS ENDED JUNE 30, 1997|
|                                                                          ------------------------------|
|   AT MARKET VALUE                                                          CHANGE IN                   |
|                                                  JUNE 30    DECEMBER 31  NET UNREALIZED    REALIZED    |
|(In millions of dollars)                           1997         1996      GAINS(LOSSES)   GAINS(LOSSES) |
|--------------------------------------------------------------------------------------------------------|
|FIXED MATURITY SECURITIES:                                                                              |
|U. S. Treasury securities and                                                                           |
|  obligations of government agencies            $  10,460    $   9,835         $ (72)         $  49     |
|Asset-backed securities                             4,634        6,292            15              9     |
|Tax exempt securities                               4,425        4,951            20              2     |
|Taxable securities                                  6,421        6,643           (53)            84     |
|                                                 --------     --------          -----          ----     |
|   Total fixed maturity securities                 25,940       27,721           (90)           144     |
|Stocks                                                657          859           (41)            39     |
|Short-term investments and other                    9,944        6,830           (11)            13     |
|Derivative security investments                         1            2            --             (1)    |
|                                                 --------     --------          ----           ----     |
|   TOTAL INVESTMENTS                            $  36,542    $  35,412          (142)           195     |
|                                                 ========     ========                                  |
|Separate accounts and discontinued operations                                    (15)            42     |
|Participating policyholders' interest                                             (3)            (5)    |
|Income tax  benefit (expense )                                                    31            (82)    |
|                                                                                ----           ----     |
|   NET INVESTMENT GAINS (LOSSES)                                               $(129)         $ 150     |
|                                                                                                        |
|--------------------------------------------------------------------------------------------------------|
|
|-----------------------------------------------------------------------|
|SHORT-TERM INVESTMENTS:                                                |
|-----------------------------------------------------------------------|
|Security repurchase collateral                $   1,626       $   101  |
|Escrow                                            1,092         1,062  |
|Commercial paper                                  3,707         3,207  |
|Money markets                                       813           746  |
|Other                                             1,765           738  |
|-----------------------------------------------------------------------|
|   TOTAL SHORT-TERM INVESTMENTS               $   9,003       $ 5,854  |
|-----------------------------------------------------------------------|

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

         CNA has a securities lending program where securities are loaned to third parties, primarily major brokerage firms. Borrowers of these securities must deposit cash or securities in excess of 100% of the fair value of the securities borrowed. Cash deposits from these transactions are invested in short-term investments (primarily commercial paper). CNA continues to receive the interest on loaned debt securities, as beneficial owner, and accordingly, loaned debt securities are included within fixed maturity securities. The liabilities for securities sold subject to repurchase agreements are recorded at their contractual repurchase amounts.

         On December 30, 1993, CNA deposited $987 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note C. The funds are included in short-term investments and are invested mainly in U.S. Treasury securities. The escrow account at June 30, 1997 amounted to $1.094 billion as compared to $1.071 billion at year end 1996.

                                      (18)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

         In addition to interest rate swaps used to covert CNA's acquisition debt from a variable rate to a fixed rate, CNA holds derivative financial instruments for purposes of enhancing income and total return. The derivative securities are marked-to-market with valuation changes reported as realized investment gains and losses. CNA's investment in, and risk in relation to, derivative securities is not significant.

         The general account portfolio consists primarily of high quality marketable fixed maturity securities, approximately 94% of which are rated as investment grade. At June 30, 1997, tax-exempt securities and short-term investments, excluding collateral for securities sold under repurchase agreements, comprised approximately 12% and 20%, respectively, of the general account's total investment portfolio compared to 14% and 16%, respectively, at December 31, 1996. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. At June 30, 1997, the major components of the short-term investment portfolio consist primarily of high-grade commercial paper and U.S. Treasury bills. Collateral for securities sold under repurchase agreements increased $1,525 million to $1,626 million.

         As of June 30, 1997, the market value of CNA's general account investments in fixed maturities was $25.9 billion and was greater than amortized cost by approximately $91 million. This compares to a market value of $27.7 billion and $181 million of net unrealized investment gains at December 31, 1996. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at June 30, 1997, were $323 million and $232 million, respectively, compared to $444 million and $263 million, respectively, at December 31, 1996. The decline in unrealized investment gains is attributable, in large part, to increases in interest rates which have an adverse effect on bond values.

         Net unrealized investment losses on general account fixed maturities at June 30, 1997 include net unrealized losses on high yield securities of $10 million, compared to net unrealized gains of $41 million at December 31, 1996. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $1.46 billion at June 30, 1997 as compared to $2.02 billion at December 31, 1996.

         At June 30, 1997, total Separate Account cash and investments amounted to $5.8 billion with taxable fixed maturity securities representing approximately 83% of the separate accounts' portfolio. Approximately 77% of separate account investments are used to fund guaranteed investments for which Continental Assurance Company guarantees principal and a specified return to the contractholders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $4.0 billion at June 30, 1997 compared to $3.8 billion at December 31, 1996. At June 30, 1997, fair value was greater than the amortized cost by approximately $9 million. This compares to an unrealized loss of $1 million at December 31, 1996. The gross unrealized investment gains and losses for the guaranteed investment fixed maturity securities portfolio at June 30, 1997 were $45 million and $36 million, respectively.

         Carrying values of high yield securities in the guaranteed investment portfolio were $444 million at June 30, 1997 and $472 million December 31, 1996. Net unrealized investment losses on such high yield securities held were $6 million at June 30, 1997, and December 31, 1996.

                                      (19)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

         High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of June 30, 1997, CNA's investment in high yield bonds, including Separate Accounts, was approximately 3.3% of total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

         Included in CNA's fixed maturity securities at June 30, 1997 (general and guaranteed investment portfolios) are $7.1 billion of asset-backed securities, consisting of approximately 52% in collateralized mortgage obligations ("CMOs"), 9% in corporate asset-backed obligations, and 39% in U.S. Government issued pass-through certificates. The majority of CMOs held are U.S. Government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At June 30, 1997, the fair value of asset-backed securities was more than amortized cost by approximately $22 million compared to net unrealized investment losses of $5 million at December 31, 1996. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

         Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At June 30, 1997, 46% of the general account's fixed maturity securities portfolio was invested in U.S. Government securities, 30% in other AAA rated securities and 13% in AA and A rated securities. CNA's guaranteed investment portfolio includes fixed maturity securities comprised of 4% U.S. Government securities, 62% in other AAA rated securities and 13% in AA and A rated securities. These ratings are primarily from Standard & Poor's.

FINANCIAL CONDITION:

|------------------------------------------------------------------------|
|FINANCIAL POSITION                                  JUNE 30  DECEMBER 31|
|(In millions of dollars, except per share data)       1997        1996  |
|------------------------------------------------------------------------|
|                                                                        |
|Assets                                              $ 62,585   $ 60,735 |
|Stockholders' equity                                   7,340      7,060 |
|Unrealized net appreciation included                                    |
|  in stockholders' equity                                170        299 |
|Book value per common share                           116.35     111.81 |
|------------------------------------------------------------------------|

         CNA's assets increased approximately $1.85 billion from December 31, 1996 to $62.6 billion as of June 30, 1997. This change was primarily the result of an increase in securities sold under repurchase agreements of approximately $1.5 billion.

         During the first six months of 1997, CNA's stockholders' equity increased by $280 million, or 4.0%, to $7.3 billion. The major component of this change was net income of $412 million which was offset by a $129 million decline in net unrealized investment gains.

         When compared to December 31, 1996, the statutory surplus of the property/casualty subsidiaries remained at approximately $6.4 billion. The statutory surplus of the life insurance subsidiaries remained at approximately $1.2 billion, when compared to year end 1996.

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

         CNA's operating activities generated net negative cash flows of approximately $670 million and $113 million for the six months ended June 30, 1997 and 1996, respectively. Negative cash flows in 1997 are primarily the result of substantial claim payments resulting from the settlement of the Fibreboard litigation. CNA believes that future liquidity needs will be met primarily by cash generated from operations.

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


ACCOUNTING STANDARDS:

         In June 1996, the Financial Accounting Standards Board (FASB) issued Statements on Financial Accounting Standards (SFAS) 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement has been amended and is now effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 or 1997, depending on the type of transaction. This Statement will not have a significant impact on CNA.

         In January 1997, the Securities and Exchange Commission approved amendments to Regulation S-X, Regulation S-K, Regulation S-B, and various forms to clarify and expand existing disclosure requirements with respect to derivative financial instruments and derivative commodity instruments. The new rules require enhanced descriptions in the footnotes to the financial statements of accounting policies for derivative financial instruments and derivative commodity instruments. They also require disclosure outside the financial statements of qualitative and quantitative information about market risk related to derivative financial instruments, other financial instruments, and derivative commodity instruments. These amendments are effective for the year end 1997 financial statements and will not have a significant impact on CNA.

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

         In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes accounting standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement is not expected to result in a significant change on CNA's disclosures.

         In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It requires that those enterprises report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, and that the enterprises reconcile the total of those amounts to the general-purpose financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement will redefine CNA's business segment disclosure.

                                      (22)

                            CNA FINANCIAL CORPORATION

                            PART II OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Set forth below is information relating to the 1997 Annual Meeting of Shareholders of CNA Financial Corporation.

The annual meeting was called to order at 10:00 A.M., May 7, 1997. Represented at the meeting, in person or by proxy, were 57,238,056 shares, approximately 92.621% of the issued and outstanding shares entitled to vote.

The following business was transacted:

Election of Directors
Over 99.0% of the votes cast for directors were votes for the election of the following directors. The number of votes cast FOR and WITHHELD with respect to each director were as follows:

                                               Votes For          Votes Withheld
                                             -----------         ---------------
          Antoinette Cook Bush                57,164,043             74,013
          Dennis H. Chookaszian               57,164,043             74,013
          Philip L. Engel                     57,164,043             74,013
          Robert P. Gwinn                     57,164,003             74,053
          Walter F. Mondale                   57,163,924             74,132
          Edward J. Noha                      57,164,043             74,013
          Joseph Rosenberg                    57,164,043             74,013
          Richard L. Thomas                   57,164,043             74,013
          James S. Tisch                      57,164,043             74,013
          Laurence A. Tisch                   57,164,043             74,013
          Preston R. Tisch                    57,164,043             74,013
          Marvin Zonis                        57,164,043             74,013

Ratification of the Appointment of Independent Certified Public Accountants
The appointment of Deloitte & Touche LLP as independent public auditors for the Company was ratified by a vote of 57,223,432 shares or 99.975% of the shares voting. 12,350 shares or approximately 0.021% of the shares voting, were cast against, and 2,274 shares, or approximately 0.004% of the shares voting, abstained.

                                      (23)

                            CNA FINANCIAL CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                  Description of Exhibit
                                                               Exhibit     Page
                                                               Number     Number
                                                               -------    ------

(11)   Computation of Net Income per Common Share                11           27
(12.1) Computation of Ratio of Earnings to Fixed Charges         12.1         28
(12.2) Computation of Ratio of Net Income,
         As Adjusted, to Fixed Charges                           12.2         28
(27)   Financial Data Schedule                                   27           29

(b)  REPORTS ON FORM 8-K:
         There were no reports on Form 8-K for the three months ended June 30, 1997.

                                      (24)

                            CNA FINANCIAL CORPORATION

                      PART II OTHER INFORMATION - CONCLUDED

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CNA FINANCIAL CORPORATION


Date:  August 14, 1997                  By: S/PATRICIA L. KUBERA
       ---------------                     --------------------------------
                                              Patricia L. Kubera
                                              Group Vice President, and
                                              Controller
                                              (Principal Accounting Officer)

                                                                      EXHIBIT 11
                            CNA FINANCIAL CORPORATION
                   COMPUTATION OF NET INCOME PER COMMON SHARE

--------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                               SECOND QUARTER    SIX MONTHS
(In millions, except per share data)               1997     1996    1997    1996
--------------------------------------------------------------------------------
Earnings per share:
 Net income ...................................  $  235   $  202  $  412  $  531
 Less preferred stock dividends................       1        1       3       3
                                                   -----    ----    ----  ------
 Net income  available to common stockholders..  $  234   $  201  $  409  $  529
                                                   =====    ====    ====   =====
 Weighted average shares outstanding...........    61.8     61.8    61.8    61.8
                                                   =====    ====    ====   =====
 Net income per common share...................  $ 3.78   $ 3.25  $ 6.63  $ 8.55
                                                   =====    ====   =====  =====
--------------------------------------------------------------------------------


                                      (26)

                                                                    EXHIBIT 12.1

                            CNA FINANCIAL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

---------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                           1997   1996
(In millions of dollars, except ratios)
---------------------------------------------------------------------------
Income before income tax and cumulative effect
     of accounting changes.................................. $  570  $ 772
Adjustments:
   Interest expense.........................................     96    105
   Interest element of operating lease rental...............     12     18
                                                               ----   -----
Income before income tax and cumulative effect of
     accounting changes, as adjusted........................ $  678 $  895
                                                               ====   =====
Fixed charges:
   Interest expense......................................... $   96 $  105
   Interest element of operating lease rental...............     12     18
                                                               ----   ----
Fixed charges............................................... $  108 $  123
                                                               ====   ====
Ratio of earnings to fixed charges (1)......................    6.3    7.3
---------------------------------------------------------------------------
(1) For purposes of computing this ratio, earnings consist of income before income taxes and cumulative effect of accounting changes plus fixed charges of consolidated companies. Fixed charges consist of interest and that portion of operating lease rental expense which is deemed to be an interest factor for such rentals.

                                                                   EXHIBIT 12.2

                            CNA FINANCIAL CORPORATION
                       COMPUTATION OF RATIO OF NET INCOME,
                          AS ADJUSTED, TO FIXED CHARGES

--------------------------------------------------------------------------
PERIOD ENDED JUNE 30,                                         1997    1996
(In millions of dollars, except ratios)
--------------------------------------------------------------------------
Net income...................................................$  412  $ 531
Adjustments:
   Interest expense, after tax...............................    62     68
   Interest element of operating lease rental, after tax.....     8     12
                                                              -----  -----
Net income, as adjusted......................................$  482  $ 611
                                                               ====  =====
Fixed charges:
   Interest expense, after tax...............................$   62  $  68
   Interest element of operating lease rental, after tax.....     8     12
                                                              -----   ----
Fixed charges................................................$   70  $  80
                                                              =====   ====
Ratio of net income, as adjusted, to fixed charges (1).......  6.9    7.6
--------------------------------------------------------------------------
(1) For purposes of computing this ratio, net income has been adjusted to include fixed charges of consolidated companies, after tax. Fixed charges consist of interest and that portion of operating lease rental expense which is deemed to be an interest factor for such rentals.

                                      (27)