Form 10-Q
period 1997-09-30
CNA FINANCIAL CORP
filed 1997-11-14
CIK 21175

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997  COMMISSION FILE NUMBER 1-5823

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No...


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              CLASS                              OUTSTANDING AT NOVEMBER 1, 1997
----------------------------------               -------------------------------
Common Stock, Par value $2.50                                61,798,262

--------------------------------------------------------------------------------

                                Page (1) of (30)

                            CNA FINANCIAL CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
-------   ---------------------                                         --------

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEET
     SEPTEMBER 30, 1997 (Unaudited) AND DECEMBER 31, 1996..............     3

   STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited) FOR THE
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996...........     4

   STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS'
     EQUITY (Unaudited) FOR THE NINE MONTHS ENDED
     SEPTEMBER 30, 1997 AND 1996.......................................     5

   STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.............     6

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS (Unaudited) SEPTEMBER 30, 1997.........................     7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.........................................    15


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...........................    26

SIGNATURES.............................................................    27

EXHIBIT 11    COMPUTATION OF NET INCOME PER COMMON SHARE...............    28

EXHIBIT 12.1  COMPUTATION OF RATIO OF EARNINGS
                         TO FIXED CHARGES..............................    29

EXHIBIT 12.2  COMPUTATION OF RATIO OF NET INCOME, AS ADJUSTED,
                        TO FIXED CHARGES...............................    29

EXHIBIT 27    FINANCIAL DATA SCHEDULE..................................    30


                                      (2)

                            CNA FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------
                                                                  SEPTEMBER 30   DECEMBER 31
                                                                    1997             1996
(In millions of dollars)                                          (Unaudited)
-----------------------------------------------------------------------------------------------
ASSETS
 Investments:
   Fixed maturities available for sale (cost: $27,784 and $27,540)...$   28,169    $     27,721
   Equity securities available for sale (cost: $704 and $702)........       863             859
   Mortgage loans and real estate
   (less accumulated depreciation: $4 and $4)........................        98             123
   Policy loans......................................................       177             174
   Other invested assets.............................................       732             681
   Short-term investments............................................     6,844           5,854
                                                                     ----------    ------------
     Total investments...............................................    36,883          35,412
 Cash................................................................       371             257
 Insurance receivables:
   Reinsurance receivables ..........................................     6,031           6,530
   Other insurance receivables.......................................     6,501           5,943
   Less allowance for doubtful accounts..............................      (294)           (277)
 Deferred acquisition costs..........................................     2,223           1,854
 Accrued investment income...........................................       410             508
 Receivables for securities sold.....................................       704             264
 Federal income taxes recoverable (includes $(15) and $151 due (to)
 from Loews).........................................................       (31)            134
 Deferred income taxes...............................................     1,091           1,347
 Property and equipment at cost (less accumulated depreciation:
 $563 and $436)......................................................       698             645
 Prepaid reinsurance premiums........................................       372             295
 Intangibles.........................................................       573             418
 Other assets........................................................       945             849
 Separate Account business...........................................     6,012           6,121
-----------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                      $   62,489    $     60,300
===============================================================================================

                            CNA FINANCIAL CORPORATION

                     CONSOLIDATED BALANCE SHEET - CONTINUED
-----------------------------------------------------------------------------------------------
                                                                  September 30   December 31
                                                                    1997             1996
(In millions of dollars)                                          (Unaudited)
-----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Insurance reserves:
     Claim and claim expense.........................................$   30,150    $     30,395
     Unearned premiums...............................................     5,221           4,659
     Future policy benefits..........................................     4,508           4,181
     Policyholders' funds............................................       752             746
  Securities sold under repurchase agreements........................     1,176             100
  Payables for securities purchased..................................     1,088             405
  Participating policyholders' equity................................       126             119
  Short-term debt....................................................       150              -
  Long-term debt.....................................................     2,721           2,765
  Other liabilities..................................................     2,668           3,749
  Separate Account business..........................................     6,012           6,121
                                                                     -----------   -------------
      TOTAL LIABILITIES..............................................    54,572          53,240
                                                                     -----------   -------------
Stockholders' equity:
  Common stock ($2.50 par value; Authorized - 200,000,000 shares;
    Issued - 61,841,969 shares)......................................       155             155
  Money market cumulative preferred stock............................       150             150
  Additional paid-in capital.........................................       435             435
  Retained earnings..................................................     6,706           6,024
  Net unrealized investment gains....................................       474             299
  Treasury stock, at cost............................................        (3)             (3)
                                                                     ------------  -------------
      TOTAL STOCKHOLDERS' EQUITY.....................................     7,917           7,060
-------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   62,489    $     60,300
=================================================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).

                                      (3)

                            CNA FINANCIAL CORPORATION

                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                      THIRD QUARTER                   NINE MONTHS
-------------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                            1997       1996             1997            1996
(In millions of dollars, except per share data)
-------------------------------------------------------------------------------------------------------
Revenues:
  Premiums...................................... $  3,336       $  3,435        $10,031        $10,049
  Net investment income.........................      530            540          1,641          1,676
  Realized investment gains.....................      237            109            475            487
  Other.........................................      206            172            537            454
                                                 ---------      ---------       --------       --------
                                                    4,309          4,256         12,684         12,666
                                                 ---------      ---------       --------       --------
Benefits and expenses:
  Insurance claims and policyholders' benefits..    2,854          2,839          8,607          8,401
  Amortization of deferred acquisition costs....      621            602          1,738          1,568
  Other operating expenses......................      384            464          1,223          1,470
  Interest expense..............................       57             51            153            155
                                                 ---------      ---------       --------       --------
                                                    3,916          3,956         11,721         11,594
                                                 ---------      ---------       --------       --------
  Income before income tax......................      393            300            963          1,072
Income tax expense..............................      119             61            276            302
                                                 ---------      ---------       --------       --------
                                                 $    274       $    239        $   687        $   770
=======================================================================================================

EARNINGS PER SHARE
------------------
Net income ..................................... $   4.41       $   3.83        $ 11.04        $ 12.38
                                                 =========      =========       ========       ========

Weighted average outstanding shares of
common stock (in millions of shares)............     61.8           61.8           61.8           61.8
=======================================================================================================

 See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).

                                      (4)

                            CNA FINANCIAL CORPORATION

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------
Nine months Ended September 30, 1997 and 1996
                                                                                      Net
                                                    Additional                    Unrealized
                                        Capital      Paid in         Retained   Investment Gains      Total
                                         Stock       Capital         Earnings       (Losses)
(In millions of dollars)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995           $     302     $      435     $     5,066   $     933        $    6,736
  Net income........................         -              -             770           -               770
  Change in net unrealized
  investment losses.................         -              -               -        (790)             (790)
  Preferred dividends...............         -              -              (5)          -                (5)
-------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996          $     302     $      435     $     5,831   $     143        $    6,711
=============================================================================================================

Balance, December 31, 1996           $     302     $      435     $     6,024   $     299        $    7,060
  Net income........................         -              -             687           -               687
  Change in net unrealized
  investment losses.................         -              -               -         175               175
  Preferred dividends...............         -              -              (5)          -                (5)
------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997          $     302     $      435     $     6,706   $     474        $    7,917
============================================================================================================

 See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).

                                       (5)

                            CNA FINANCIAL CORPORATION

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30                                                       1997              1996
(In millions of dollars)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................................... $      687        $         770
                                                                                 ------------      --------------
  Adjustments  to  reconcile  net  income  to  net  cash  flows  from  operating activities:
   Net realized investment gains, pre-tax ......................................       (475)                (487)
   Participating policyholders' interest........................................          2                    2
   Amortization of intangibles..................................................         20                   19
   Amortization of bond discount................................................        (81)                (130)
   Depreciation.................................................................        132                  118
   Changes in:
    Insurance receivables, net..................................................        (42)                (897)
    Deferred acquisition costs..................................................       (369)                (285)
    Accrued investment income...................................................         98                   52
    Federal income taxes recoverable............................................        165                   99
    Deferred income taxes.......................................................        156                  139
    Prepaid reinsurance premiums................................................        (77)                 122
    Insurance reserves..........................................................        662                  293
    Reinsurance payables........................................................        (60)                 235
    Other liabilities...........................................................       (991)                 289
    Other, net..................................................................       (186)                (404)
                                                                                  ------------     --------------
        Total adjustments ......................................................     (1,046)                (835)
                                                                                  ------------     --------------
        NET CASH FLOWS FROM OPERATING ACTIVITIES ...............................       (359)                 (65)
                                                                                  ------------     --------------
=================================================================================================================

                            CNA FINANCIAL CORPORATION

                STATEMENT OF CONSOLIDATED CASH FLOWS - CONTINUED

                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30                                                       1997              1996
(In millions of dollars)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed maturities..................................................    (28,756)             (24,783)
 Proceeds from fixed maturities:
  Sales.........................................................................     27,545               25,758
  Maturities, calls and redemptions.............................................      1,668                1,658
 Purchases of equity securities.................................................       (854)                (513)
 Proceeds from sale of equity securities........................................        937                  650
 Change in short-term investments...............................................       (993)              (2,340)
 Purchases of property and equipment ...........................................       (195)                (149)
 Change in securities sold under repurchase agreements..........................      1,075                 (172)
 Change in other investments....................................................        173                  256
 Investment in affiliates.......................................................        (65)                  --
 Other, net.....................................................................       (151)                  21
                                                                                  ------------     --------------
        NET CASH FLOWS FROM INVESTING ACTIVITIES ...............................        384                  386
                                                                                  ------------     --------------
Cash flows from financing activities:
 Dividends paid to preferred shareholders.......................................         (5)                  (5)
 Receipts from investment contracts credited to policyholder account balances...          7                   12
 Return of policyholder account balances on investment contracts................        (18)                 (34)
 Change in short-term debt......................................................         --                 (258)
 Principal payments on long-term debt...........................................         (4)                  (3)
 Proceeds from issuance of long-term debt.......................................        109                   10
                                                                                  ------------     --------------
        NET CASH FLOWS FROM  FINANCING ACTIVITIES...............................         89                 (278)
                                                                                  ------------     --------------
             Net cash flows.....................................................        114                   43
Cash at beginning of period.....................................................        257                  222
==================================================================================================================
CASH AT END OF PERIOD                                                             $     371        $         265
==================================================================================================================

Supplemental disclosures of cash flow information: Cash (paid) received:
 Interest expense...............................................................  $    (148)        $        (166)
 Federal income taxes...........................................................         50                   (43)
===================================================================================================================

 See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).

                                       (6)

                            CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)
NOTE A.  Basis of Presentation:

     The Condensed Consolidated Financial Statements (unaudited) include CNA Financial Corporation and its operating subsidiaries (CNA or the Company) which consist of property/casualty insurance companies (principally Continental Casualty Company and The Continental Insurance Company) and life insurance companies (principally Continental Assurance Company and Valley Forge Life Insurance Company). Loews Corporation (Loews) owns approximately 84% of the outstanding common stock of CNA.

     CNA is a multiple-line insurer underwriting property and casualty coverages; life, accident and health insurance; and pension and annuity business. CNA serves a wide spectrum of insureds, including individuals; small, medium and large businesses; associations; professionals and groups.

     The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in CNA's Annual Report to Shareholders (incorporated by reference in Form 10-K) for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997, and the information shown below.

     The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain amounts applicable to the prior year have been reclassified to conform to classifications followed in 1997. All significant intercompany amounts have been eliminated.

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

     CNA, its subsidiaries and Separate Accounts, invest from time to time in certain derivative financial instruments to increase investment returns and to reduce the impact of changes in interest rates on certain corporate borrowings. Financial instruments used for such purposes include interest rate swaps, put and call options, commitments to purchase securities, futures and forwards.

     Unrealized investment gains and losses on derivative securities, except for the interest rate swaps associated with corporate borrowings, are reflected as part of realized investment gains and losses. Unrealized gains or losses related to changes in the value of the interest rate swaps associated with corporate borrowings are not recognized.

                                      (7)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B.  Restricted Investments:

     On December 30, 1993, CNA deposited $987 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note C below. At September 30, 1997, the escrow account amounted to $1.1 billion. The funds are included in short-term investments and are invested substantially in
U. S. Treasury securities. The escrow account is the prefunding mechanism to the trust fund for future claimants.

NOTE C.  Legal Proceedings and Contingent Liabilities:

     The  following   information   updates  legal  proceedings  and  contingent
liabilities reported in Note F of the Notes to the Consolidated Financial Statements in the 1996 Annual Report to Shareholders.

FIBREBOARD LITIGATION

     CNA's primary property/casualty subsidiary, Continental Casualty Company ("Casualty"), has been party to litigation with Fibreboard Corporation
("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as "Settling Parties") have reached a Global Settlement (the "Global Settlement") which is subject to court approval, to resolve all future asbestos-related bodily injury claims involving Fibreboard.

     Casualty, Fibreboard and Pacific Indemnity have also reached an agreement (the "Trilateral Agreement"), on a settlement to resolve the coverage litigation and provides funding for Fibreboard's asbestos claims in the event the Global Settlement does not obtain final court approval.

     On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. Petitions for rehearing by the panel and Suggestions for Rehearing by the entire Fifth Circuit Court of Appeals as respects the decision on the Global Settlement Agreement were denied. Two petitions for certiorari were filed in the Supreme Court as respects the Global Settlement Agreement. On June 27, 1997, the Supreme Court granted these petitions, vacated the Fifth Circuit's judgment as respects the Global Settlement Agreement, and remanded to the Fifth Circuit for reconsideration in light of the Supreme Court's decision in Amchem Products Co. v. Windsor. The Fifth Circuit has
                      ---------------------------------
not yet rendered a decision on this remand.

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

                                      (8)

                           CNA FINANCIAL CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1.53 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. As indicated above, the Global Settlement approval is presently before the Fifth Circuit on remand by order of the Supreme Court vacating the Fifth Circuit's previous decision approving the Global Settlement. There is limited precedent with settlements which determine the rights of future personal injury claimants to seek relief.

     Through September 30, 1997, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 135,620 claims, for an estimated settlement amount of approximately $1.62 billion plus any applicable interest. Final court approval of the Trilateral Agreement obligates Casualty to pay under these settlements. Approximately $1.59 billion including interest was paid through September 30, 1997, including approximately $590 million paid in the fourth quarter of 1996 and the first quarter of 1997 as a result of the Trilateral Agreement becoming final. As described above, such payments have been partially recovered from Pacific Indemnity. Casualty may negotiate other agreements for unsettled claims.

     Final court approval of the Trilateral Agreement and its implementation has eliminated any further material exposure with respect to the Fibreboard matter, and subsequent reserve adjustments, if any, will not materially affect the results of operations or equity of CNA.

TOBACCO LITIGATION

     CNA's primary property/casualty subsidiaries have been named as defendants as part of a "direct action" lawsuit, Richard P. Ieyoub v. The
                                                 -------------------------------
American Tobacco Company, etal., filed by the Attorney General for the State of
--------------------------------
Louisiana, in state court, Calcasieu Parish, Louisiana. In that suit, filed against certain tobacco manufacturers and distributors (the "Tobacco Defendants") and over 100 insurance companies, the State of Louisiana seeks to recover medical expenses allegedly incurred by the State as a result of tobacco-related illnesses.

     The original suit was filed on March 13, 1996, against the Tobacco Defendants only. The insurance companies were added to the suit in March 1997 under a "direct action" statute in Louisiana. Under the direct action statute, the Louisiana Attorney General is pursuing liability claims against the Tobacco Defendants and their insurers in the same suit, even though none of the Tobacco Defendants has made a claim for insurance coverage.

     Recently, the United States District Court for the Western District of Louisiana, Lake Charles Division, granted a petition to remove this litigation to the federal district court. The district court's decision is currently on appeal to the United States Fifth Circuit Court of Appeals. During the pending appeal, all proceedings in state court and in the federal district court are stayed. Because of the uncertainties inherent in assessing the risk of liability at this very early stage of the litigation, management is unable to make a meaningful estimate of the amount or range of any loss that could result from an unfavorable outcome of the pending litigation. However, management believes that the ultimate outcome of the pending litigation should not materially affect the results of operations or equity of CNA.

                                      (9)

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

                                      (10)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and case law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to adjustment based on new data. As of September 30, 1997 and December 31, 1996, CNA carried approximately $824 million and $908 million, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution claims. The reserves relate to claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion. There was no unfavorable reserve development for the nine months ended September 30, 1997 and 1996.

     CNA has exposure to asbestos-related claims, including those attributable to the Fibreboard Claim. A detailed discussion of CNA's litigation with Fibreboard Corporation regarding asbestos-related bodily injury claims is discussed at the beginning of this note. Estimation of asbestos-related claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage. As of September 30, 1997 and December 31, 1996, CNA carried approximately $1,415 million and $1,506 million, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported asbestos-related claims. Unfavorable reserve development for the nine months ended September 30, 1997 and 1996, totaled $40 million and $38 million, respectively.

     The following table provides additional data related to CNA's environmental pollution and asbestos-related claims reserves.

|------------------------------------------------------------------------------|
|                                                                              |
|Reserve Summary               September 30, 1997          December 31, 1996   |
|                         -----------------------------------------------------|
|                           Environmental  Asbestos      Environmental Asbestos|
|                            Pollution                    Pollution            |
|------------------------------------------------------------------------------|
|In millions of dollars)                                                       |
|                                                                              |
|Gross reserves:                                                               |
|        Reported claims     $ 288        $1,431        $  289         $1,551  |
|        Unreported claims     577           101           714             94  |
|                            ------       ------        -------        ------- |
|                              865         1,532         1,003          1,645  |
|Less reinsurance recoverable  (41)         (117)          (95)          (139) |
|------------------------------------------------------------------------------|
|Net reserves                $ 824        $1,415        $  908         $1,506  |
|==============================================================================|

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

     The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of each reinsurer's credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in its states of domicile, CNA receives collateral, primarily in the form of bank letters of credit.

|-----------------------------------------------------------------------------|
|NINE MONTHS ENDED                  EARNED PREMIUMS                 ASSUMED/  |
|SEPTEMBER 30                                                                 |
|                           --------------------------------------            |
|                                                                      NET    |
|(In millions of dollars)    DIRECT   ASSUMED    CEDED      NET         %     |
|-----------------------------------------------------------------------------|
|                                                                             |
|1997                                                                         |
| Life                      $   649   $    92     $    90    $   651   14.1%  |
| Accident and health         2,806        73         115      2,764    2.6   |
| Property and casualty       6,087     1,078         549      6,616   16.3   |
|-----------------------------------------------------------------------------|
|   TOTAL PREMIUMS          $ 9,542   $ 1,243     $   754    $10,031   12.4%  |
|=============================================================================|
|1996                                                                         |
| Life                      $   520   $    87     $    33    $   574   15.2%  |
| Accident and health         2,580       183         113      2,650    6.9   |
| Property and casualty       6,702     1,056         933      6,825   15.5   |
|-----------------------------------------------------------------------------|
|   TOTAL  PREMIUMS         $ 9,802   $ 1,326     $ 1,079    $10,049   13.2%  |
|=============================================================================|

     In the table above, life premium revenue is from long duration contracts, property/casualty earned premium is from short duration contracts, and approximately three-quarters of accident and health earned premium is from short duration contracts.

     Insurance claims and policyholders' benefits are net of reinsurance recoveries of $618 and $1,010 million for the nine months ended September 30, 1997 and September 30, 1996, respectively.

                                      (12)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE E. Debt:

Long-term and short-term borrowings consisted of the following:
|------------------------------------------------------------------------------|
|LONG-TERM AND SHORT-TERM DEBT                    SEPTEMBER 30      DECEMBER 31|
|(In millions of dollars)                             1997             1996    |
-------------------------------------------------------------------------------|
|Long-term:                                                                    |
| Variable Rate Debt:                                                          |
|   Credit Facility                                $   400          $    400   |
|   Commercial Paper                                   675               675   |
|   Credit Facility - CNA Surety                       105               ---   |
|Senior Notes:                                                                 |
|  8 7/8%, due March 1, 1998*                          ---               150   |
|  8 1/4%, due April 15, 1999                          101               102   |
|  7 1/4%, due March 1, 2003                           146               146   |
|  6 1/4%, due November 15, 2003                       249               248   |
|  6 3/4%, due November 15, 2006                       248               248   |
|  8 3/8%, due August 15, 2012                          98                98   |
|  7 1/4% Debenture, due November 15, 2023             247               247   |
|  11% Secured Mortgage Notes, due June 20, 2013       388               387   |
|  6.90% - 16.29%  Secured  Capital  Leases,                                   |
|  due December 31, 2011                                46                47   |
|  Other                                                18                17   |
|------------------------------------------------------------------------------|
|  TOTAL LONG-TERM DEBT                            $ 2,721          $  2,765   |
|  Short-term:                                                                 |
|    8 7/8%, due March 1, 1998                         150               ---   |
|------------------------------------------------------------------------------|
|  TOTAL  DEBT                                     $ 2,871          $  2,765   |
|==============================================================================|
*Included in short-term in 1997.

     To finance the acquisition of Continental (including the refinancing of $205 million of Continental debt) CNA entered into a five-year $1.325 billion revolving credit facility. In 1996, the Company renegotiated the facility, extending the maturity to May 2001. The interest rate for the facility is based on the London Interbank Offered Rate (LIBOR), plus 16 basis points. Additionally, there is a facility fee of 9 basis points annually. The average interest rate on the borrowings under the revolver at September 30, 1997 was 5.82%. Under the terms of the facility, CNA may prepay the debt without penalty.

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

     CNA maintains a commercial paper program to take advantage of favorable interest rate spreads. The commercial paper borrowings are classified as long-term as $675 million of the committed bank facility will support the commercial paper program. The weighted-average yield on commercial paper at September 30, 1997 was 5.82%.

     As of November 1, 1997, the outstanding loans under the revolving credit facility were $400 million. There was no unused borrowing capacity under the facility after the effects of the commercial paper program.

                                      (13)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

     To offset the variable rate characteristics of the facility, CNA entered into interest rate swap agreements with several banks having a total notional principal amount of $950 million. These agreements terminate from May to December 2000. These agreements provide that CNA pay interest at a fixed rate, averaging 6.20% at September 30, 1997, in exchange for the receipt of interest at the three month LIBOR rate. The effect of these interest rate swaps was to increase interest expense by $3 million for the nine months ended September 30, 1997.

     The weighted average interest rate (interest and facility fees) on the variable rate acquisition debt, which includes the revolving credit facility and commercial paper, was 6.28% at September 30, 1997. This rate reflects the effect of the interest rate swaps.

     In conjunction with the merger with Capsure Holdings Corp. (See Note F) CNA's affiliate, CNA Surety entered into a $130 million, 5 year revolving credit facility which closed and was funded on September 30, 1997. The interest rate for the facility is based on LIBOR plus 20 basis points. Additionally there is a facility fee of 10 basis points annually. At September 30, 1997 the interest rate was 5.86%.

     As of September 30, 1997, $250 million of securities remained available for issuance under a shelf registration. On October 22, 1997, an additional $750 million shelf registration for senior and subordinated debt and preferred stock became effective. A portion of the net proceeds is expected to be used to pay down borrowings outstanding under the Company's revolving credit facility and/or commercial paper program. The remaining proceeds will be added to the Company's general funds and used for general corporate purposes, which may include, but are not limited to, pre-payment of other debt, and/or capital contributions to the Company's subsidiaries to strengthen such subsidiaries' continuing operations.


NOTE F.  Merger CNA Surety Corporation/Capsure Holdings Corp.

     In the fourth quarter of 1996, CNA Surety Corporation, an affiliate of CNA, entered into a merger agreement with Capsure Holdings Corp. (Capsure) to form a new stock company, CNA Surety Corporation. The transaction closed on September 30, 1997. In conjunction with the closing of the surety transaction, CNA recognized a realized investment gain of $89 million. The new company, in which CNA owns approximately 62% of the outstanding shares on a fully diluted basis, is the largest U.S. surety company with the broadest product line and most extensive distribution system. The remaining shares are held by existing Capsure shareholders and option holders. The transaction was accounted for as a purchase and, accordingly, CNA Surety's results of operations will be included in CNA's consolidated results of operations subsequent to the date of merger. At September 30, 1997, total assets of CNA Surety Corporation were $686 million. Capsure's revenues for the year ended December 31, 1996 were approximately $111 million. Total assets were approximately $313 million at December 31, 1996.

                                      (14)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto found on pages 3 to 14, which contain additional information helpful in evaluating operating results and financial condition.

         CNA is one of the largest commercial insurers in the United States, the third largest property-casualty company and the twenty-second largest life insurance company in the country, based on 1996 net written premium. Based on market share, CNA ranks first among United States insurers in commercial auto, commercial affiliation marketing, commercial multiple peril, personal packages, surety, and ocean marine; second in commercial lines, general liability, medical malpractice, federal employees health benefit plans, multiple peril crop, offshore energy, and accounts receivable credit; third in automobile warranty, directors & officers, farmowners multiple peril, recreational watercraft, and workers' compensation; and fifth in reinsurance in the United States. In addition, CNA ranks first, second or third for various errors & omissions coverages for architects and engineers, accountants, lawyers and other professionals.

Results of Operations:

         The following chart summarizes key components of operating results for the nine months and quarters ended September 30, 1997 and 1996.

|----------------------------------------------------------------------------------------------------------|
|PERIOD ENDED SEPTEMBER 30                                  THIRD QUARTER               NINE MONTHS        |
|(In millions of dollars)                              1997             1996        1997             1996  |
|----------------------------------------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED INVESTMENT                                                          |
|  GAINS/LOSSES):                                                                                          |
|Revenues:                                                                                                 |
| Premiums:                                                                                                |
|    Property/Casualty                              $ 2,489          $ 2,593     $ 7,489          $ 7,579  |
|    Life                                               847              842       2,542            2,470  |
|                                                    ------           ------      ------           ------  |
|                                                     3,336            3,435      10,031           10,049  |
|  Net investment income                                530              540       1,641            1,676  |
|  Other                                                206              171         537              454  |
|                                                    ------           ------      ------           ------  |
|                                                     4,072            4,146      12,209           12,179  |
|Benefits and expenses                                3,911            3,957      11,712           11,583  |
|                                                    ------           ------      ------           ------  |
|  Operating income before income tax                   161              189         497              596  |
|Income tax expense                                     (40)             (28)       (114)            (138) |
|                                                    ------           ------      ------            ------ |
|  Net operating income                             $   121          $   161     $   383          $   458  |
|                                                    ======           ======      ======            ====== |
|                                                                                                          |
|SUPPLEMENTAL FINANCIAL DATA:                                                                              |
|Net operating income (loss) by group:                                                                     |
|  Property/Casualty                                $  121           $  165      $  385           $   463  |
|  Life                                                 24               23          71                78  |
|  Other, primarily interest expense                   (24)             (27)        (73)              (83) |
|                                                    ------            -----       -----             ----- |
|                                                      121              161         383               458  |
|                                                    ------            -----       -----             ----- |
|Net realized investment gains (losses) by group:                                                          |
|  Property/Casualty                                   126               52          221              232  |
|  Life                                                 29               22           73               79  |
|  Other                                                (2)               4           10                1  |
|                                                    ------             ----       ------            ----  |
|                                                      153               78          304              312  |
|                                                    ------             ----       ------            ----  |
|Net income (loss) by group:                                                                               |
|  Property/Casualty                                   247              217          606              695  |
|  Life                                                 53               45          144              157  |
|  Other, primarily interest expense                   (26)             (23)         (63)             (82) |
|                                                    ------            -----       ------            ----- |
|                                                  $   274           $  239       $  687           $  770  |
|==========================================================================================================|

                                      (15)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Consolidated Results
--------------------

         Consolidated revenues for the first nine months of both 1997 and 1996 were approximately $12.7 billion. Consolidated revenues excluding net realized investment gains, for the first nine months of both 1997 and 1996 were approximately $12.2 billion. For the first nine months, revenues reflect a decrease of $18 million (0.2%) in earned premiums, a decrease of $35 million (2.1%) in investment income and an increase of $83 million (18.3%) in other income.

         Net operating income, which excludes net realized investment gains, for the first nine months of 1997 was $383 million, or $6.12 per share, compared to net operating income of $458 million, or $7.33 per share, for the first nine months of 1996. Net operating income for the third quarter was $121 million, or $1.93 per share, compared with $161 million, or $2.57 per share, for the same quarter in 1996. CNA's income in the first nine months of 1997 is net of pretax losses of $79 million related to catastrophe claims; pretax catastrophe losses in the first nine months of 1996 were $280 million.

     Realized investment gains, net of tax, for the first nine months of 1997 were $304 million, or $4.92 per share, compared to net realized investment gains for the first nine months of 1996 of $312 million, or $5.05 per share. The components of the net realized investment gains (losses) are as follows:

|-----------------------------------------------------------------------------|
|REALIZED INVESTMENT GAINS(LOSSES)                                            |
|NINE  MONTHS ENDED SEPTEMBER 30                        1997            1996  |
|(In millions of dollars)                                                     |
|-----------------------------------------------------------------------------|
|Bonds:                                                                       |
|  U.S. Government                                    $  103          $ 102   |
|  Tax-exempt                                             26            109   |
|  Asset-backed                                           18             23   |
|  Taxable                                               102             14   |
|                                                     -------       -------   |
|     Total bonds                                        249            248   |
|Stocks                                                   57            148   |
|Derivative securities                                     2             11   |
|Separate accounts and other                             167 *           80   |
|                                                     ------        -------   |
|     Realized investment gains  reported in revenues    475            487   |
|Participating policyholders' interest                    (8)           (11)  |
|Income tax expense                                     (163)          (164)  |
|                                                     -------       --------  |
|     Net realized investment gains                   $  304          $ 312   |
|=============================================================================|
*Includes a realized investment gain of $89 million on the merger of CNA Surety Corporation and Capsure Holdings Corp. (See Note F).


         Net income was $687 million, or $11.04 per share, compared to $770 million, or $12.38 per share, for the first nine months of 1996. Net income for the third quarter was $274 million, or $4.41 per share, compared with a net income of $239 million, or $3.83 per share, for the third quarter of 1996.

                                      (16)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Property/Casualty Operations
----------------------------

|------------------------------------------------------------------------------|
|PROPERTY/CASUALTY GROUP                  THIRD QUARTER          NINE MONTHS   |
|PERIOD ENDED SEPTEMBER 30               1997         1996     1997       1996 |
|(In millions of dollars)                                                      |
|----------------------------------------------------------------------------- |
|OPERATING SUMMARY (EXCLUDING NET                                              |
|  REALIZED INVESTMENT GAINS/LOSSES):                                          |
|Revenues:                                                                     |
|  Premiums                           $ 2,489      $ 2,593  $ 7,489    $ 7,579 |
|  Net investment income                  432          445    1,343      1,384 |
|  Other                                  173          137      448        379 |
|                                      ------       ------   ------     ------ |
|                                       3,094        3,175    9,280      9,342 |
|Benefits and expenses                  2,936        2,979    8,781      8,740 |
|                                       -----        -----    -----      ----- |
|  Income before income tax               158          196      499        602 |
|Income tax expense                       (37)         (31)    (114)      (139)|
|                                      -------      -------   ------     ------|
|Net operating income (excluding net                                           |
|  realized investment gains/losses)  $   121      $   165  $   385    $   463 |
|                                                                              |
|==============================================================================|

     Property/casualty revenues, excluding net realized investment gains/losses, decreased $62 million for the first nine months ended September 30, 1997, when compared to the same period a year ago. Property/casualty earned premium decreased $90 million from the prior years comparable period. The decrease in earned premium is due primarily to a reduction in premium in the involuntary risk business , primarily workers' compensation, of $285 million and $70 million for the nine and three months ended September 30, 1997, compared to the same periods a year ago. These reductions are as a result of improved loss experience in the involuntary risk business.

     Property/casualty pretax operating income before realized gains reflects a decrease of $103 million for the first nine months of 1997 compared to the same period in 1996. The decrease in operating income stems from an increase in underwriting losses as well as a decline in investment income. This decrease was offset in part by lower operating expenses and favorable catastrophe loss experience. Pre-tax catastrophe losses of approximately $79 million for the nine months ended September 30, 1997 compared to $280 million for the respective period in 1996. Underwriting losses for the first nine and three months ended September 30, 1997, were $844 million and $273 million, compared to $783 million and $249 million for the same periods in 1996. The GAAP combined ratio for the nine months ending September 30, 1997 was 108.9% as compared to 108.6% for the comparable period in 1996. GAAP expense ratios were 29.9% and 31.0% for the nine month periods ended September 30, 1997 and September 30, 1996, respectively. There was profitability improvement in the personal insurance lines, both in the private passenger and homeowner lines. However, continued competitive pressures on virtually all other segments of the insurance market, particularly in the commercial insurance market, resulted in continued deterioration of the loss ratio.

         CNA, consistent with sound insurance reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. These adjustments, referred to as "reserve development" are inevitable given the complexities of the reserving process and are recorded in the statement of operations in the period the need for the adjustments becomes apparent.

     Loss & loss adjustment expense reserve development for the nine months ended September 30, 1997 and 1996 was favorable and aggregated $297 million and $142 million, respectively (including the effects of unfavorable reserve development for asbestos related claims - see Note D). Favorable loss reserve development was partially offset by unfavorable premium development, which aggregated $165 million and $21 million for the nine months ended September 30, 1997 and 1996, respectively.

                                      (17)

                          CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Loss reserve development for the nine months ended September 30, 1997 reflects continued favorable claim frequency (rate of claim occurrence) and severity (average cost per claim) experience, principally in the workers' compensation line of business as well as favorable experience in the surety line of business. In addition, involuntary risk exposures have developed to be less than previously anticipated, which reduced both premium and losses associated with the residual market pool participation, principally for workers' compensation. These trends reflect the positive effects of changes in workers' compensation laws, moderate increases in medical costs and a generally strong economy in which individuals return to the workplace more quickly.

     Pretax operating income excluding net realized investment gains/losses, for the property/casualty insurance subsidiaries was $499 million and $158 million for the nine months and three months ended September 30, 1997, compared to $602 million and $196 million for the same periods a year ago. Investment income decreased 3.0% and 2.9% for the nine and three months ended September 30, 1997, to $1,343 million and $432 million, respectively, when compared with the comparable periods a year ago of $1,384 million and $445 million, respectively. The decrease reflects reduced operating cash flow and a movement to lower market yields. The fixed maturities segment of the investment portfolio yielded 6.3% in the nine months of 1997 as compared to 6.6% for the nine months of 1996.

         The net income of CNA's property/casualty insurance subsidiaries, excluding net realized investment gains/losses, was $385 and $121 million for the nine and three months ended September 30, 1997, compared to $463 million and $165 million for the same periods in 1996. Net realized investment gains for the nine and three months ended September 30, 1997 were $221 million and $126 million, compared to $232 million and $52 million in the comparable periods of 1996.

Life Operations
---------------

|------------------------------------------------------------------------------|
|LIFE GROUP                                THIRD QUARTER         NINE MONTHS   |
|PERIOD ENDED SEPTEMBER 30                1997      1996      1997       1996  |
|(In millions of dollars)                                                      |
|------------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING NET                                              |
| REALIZED INVESTMENT GAINS/LOSSES):                                           |
|Revenues:                                                                     |
|  Premiums                            $  847     $  849    $ 2,544    $ 2,488 |
|  Net investment income                  102         99        306        295 |
|  Other                                   33         32         89         75 |
|                                       -----      -----      -----      ----- |
|                                         982        980      2,939      2,858 |
|Benefits and expenses                    943        945      2,827      2,737 |
|                                       -----      -----      -----      ----- |
|  Income before income tax                39         35        112        121 |
|Income tax expense                       (15)       (12)       (41)       (43)|
|                                      ------     ------     ------     ------ |
|Net operating income (excluding net                                           |
| realized investment gains/losses)  $    24    $    23    $    71    $    78  |
|                                                                              |
|==============================================================================|

     Life group revenues, excluding net realized investment gains, were approximately $2.9 billion, up 2.8% for the nine months ended September 30, 1997 compared to the same period a year ago. Life premium revenues increased approximately 2.3% for the nine months ended September 30, 1997 when compared to the first nine months of 1996. Individual life operations increased approximately $45 million due to the continued growth in sales and renewal premiums in the Viaterm life product. Group life operations increased approximately $80 million with increases in the Federal Employees Health Benefit Program, group medical and specialty risks. The increase in premiums for these products is primarily offset by a drop in group reinsurance premium. Investment income for the nine months ended September 30, 1997 was $306 million as compared to $295 million for the same period a year ago. This increase can be mainly attributed to a larger asset base generated from increased operating cash flows.


                                      (18)

                         CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

The fixed maturities segment of the life investment portfolio, which is the primary investment segment, yielded 6.3% in the nine months of 1997 compared with 6.7% for the same period a year ago.

     Life group premiums declined approximately $2 million for the third quarter of 1997 when compared to the third quarter of 1996. The primary reasons for this decline are a decrease in annuity business and group reinsurance business offset in part by increases in Viaterm and Disability and Accident premium.

         Pretax operating income for the life insurance subsidiaries, excluding net realized investment gains/losses, was $112 million and $39 million for the nine and three months ended September 30, 1997, compared to $121 million and $35 million for the same periods in 1996.

     CNA's life insurance subsidiaries' net operating income, excluding net realized investment gains/losses was $71 million and $24 million for the nine and three months ended September 30, 1997 compared to $78 million and $23 million for the same periods in 1996. Net realized investment gains for the nine and three months ended September 30, 1997 were $73 million and $29 million, compared to $79 million and $22 million for the same periods of 1996.

INVESTMENTS:

|--------------------------------------------------------------------------|----------------------------------|
|SUMMARY OF GENERAL ACCOUNT INVESTMENTS AT MARKET VALUE                    |        NINE MONTHS ENDED         |
|                                                                          |        SEPTEMBER 30, 1997        |
|                                                                          |-----------------|----------------|
|                                                                          |    CHANGE IN    |                |
|                                                 SEPTEMBER 30  DECEMBER 31|  NET UNREALIZED |   REALIZED     |
|(In millions of dollars)                             1997         1996    |  GAINS(LOSSES)  | GAINS(LOSSES)  |
|--------------------------------------------------------------------------|-----------------|----------------|
|                                                                          |                 |                |
|FIXED MATURITY SECURITIES:                                                |                 |                |
|U. S. Treasury securities and                                             |                 |                |
|  obligations of government agencies              $  12,046    $   9,835  |       $  59     |     $ 103      |
|Asset-backed securities                               4,763        6,292  |          69     |        26      |
|Tax exempt securities                                 4,831        4,951  |          52     |        18      |
|Taxable securities                                    6,529        6,643  |          24     |       102      |
|                                                   --------     --------  |        ----     |      ----      |
|   Total fixed maturity securities                   28,169       27,721  |         204     |       249      |
|Stocks                                                  863          859  |           1     |        57      |
|Short-term investments and other                      7,848        6,830  |          40     |      120*      |
|Derivative security investments                           3            2  |          --     |         2      |
|                                                   --------     --------  |        ----     |      ----      |
|   TOTAL INVESTMENTS                              $  36,883    $  35,412  |         245     |       428      |
|                                                   ========     ========  |                 |                |
|Separate accounts and discontinued operations                             |          35     |        47      |
|Participating policyholders' interest                                     |          --     |        (8)     |
|Income tax  expense                                                       |        (105)    |      (163)     |
|                                                                          |        -----    |      -----     |
|   NET INVESTMENT GAINS                                                   |       $ 175     |     $ 304      |
|                                                                          |                 |                |
|--------------------------------------------------------------------------|-----------------|----------------|

|--------------------------------------------------------------------------|
|SHORT-TERM INVESTMENTS:                                                   |
|--------------------------------------------------------------------------|
|Security repurchase collateral                    $   1,185    $    101   |
|Escrow                                                1,099       1,062   |
|Commercial paper                                      2,446       3,207   |
|Money markets                                         1,528         746   |
|Other                                                   586         738   |
|--------------------------------------------------------------------------|
|   TOTAL SHORT-TERM INVESTMENTS                   $   6,844    $  5,854   |
|--------------------------------------------------------------------------|

*Includes a realized investment gain of $89 million on the merger of CNA Surety Corporation and Capsure Holdings Corp. (See Note F).

         CNA's general account investment portfolio is managed to maximize after-tax investment return, while minimizing credit risks, with investments concentrated in high quality securities to support its insurance operations.

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

         CNA has a securities lending program where securities are loaned to third parties, primarily major brokerage firms. Borrowers of these securities must deposit 100% of the fair value of the securities if the collateral is cash, or 102% if the collateral is securities. Cash deposits from these transactions are invested in short-term investments (primarily commercial paper). CNA continues to receive the interest on loaned debt securities, as beneficial owner, and accordingly, loaned debt securities are included within fixed maturity securities. The liabilities for securities sold subject to repurchase agreements are recorded at their contractual repurchase amounts.

         On December 30, 1993, CNA deposited $987 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note C. The funds are included in short-term investments and are invested mainly in U.S. Treasury securities. The escrow account at September 30, 1997 amounted to $1,100 million as compared to $1,071 million at year end 1996.

         In addition to interest rate swaps used to convert CNA's debt to acquire Continental from a variable rate to a fixed rate, CNA holds derivative financial instruments for purposes of enhancing income and total return. The derivative securities are marked-to-market with valuation changes reported as realized investment gains and losses. CNA's investment in, and risk in relation to, derivative securities are not significant.

         The general account portfolio consists primarily of high quality (BBB or higher) marketable fixed maturity securities, approximately 94% of which are rated as investment grade at September 30, 1997. At September 30, 1997, tax-exempt securities and short-term investments, excluding collateral for securities sold under repurchase agreements, comprised approximately 13% and 15%, respectively, of the general account's total investment portfolio compared to 14% and 16%, respectively, at December 31, 1996. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. At September 30, 1997, the major components of the short-term investment portfolio consist primarily of high-grade commercial paper and U.S. Treasury bills. Collateral for securities sold under repurchase agreements increased $1,084 million from December 31, 1996 to $1,185 million at September 30, 1997.

         As of September 30, 1997, the market value of CNA's general account investments in fixed maturities was $28.2 billion and was greater than amortized cost by approximately $385 million. This compares to a market value of $27.7 billion and $181 million of net unrealized investment gains at December 31, 1996. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at September 30, 1997, were $508 million and $123 million, respectively, compared to $444 million and $263 million, respectively, at December 31, 1996. The increase in unrealized investment gains is attributable, in large part, to decreases in interest rates which have a positive effect on bond values.

         Net unrealized investment gains on general account fixed maturities at September 30, 1997 include net unrealized losses on high yield securities of $25 million, compared to net unrealized gains of $41 million at December 31, 1996. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $1.79 billion at September 30, 1997 as compared to $2.02 billion at December 31, 1996.

                                      (20)

                         CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

         At September 30, 1997, total Separate Account cash and investments amounted to $5.9 billion with taxable fixed maturity securities representing approximately 83% of the separate accounts' portfolio. Approximately 75% of separate account investments are used to fund guaranteed investments for which Continental Assurance Company guarantees principal and a specified return to the contractholders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $4.0 billion at September 30, 1997 compared to $3.8 billion at December 31, 1996. At September 30, 1997, fair value was greater than the amortized cost by approximately $43 million. This compares to an unrealized loss of $1 million at December 31, 1996. The gross unrealized investment gains and losses for the guaranteed investment fixed maturity securities portfolio at September 30, 1997 were $66 million and $23 million, respectively. The gross unrealized investment gains and losses for the guaranteed investment fixed maturity securities portfolio at December 31, 1996 were $55 million and $56 million, respectively.

         Carrying values of high yield securities in the guaranteed investment portfolio were $543 million and approximated market value at September 30, 1997 as compared to a carrying value of $472 million at December 31, 1996. Net unrealized investment losses on such high yield securities were $6 million at December 31, 1996.

         High yield securities (below BBB) generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of September 30, 1997, CNA's investment in high yield bonds, including Separate Accounts, was approximately 4% of total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

         Included in CNA's fixed maturity securities at September 30, 1997, (general and guaranteed investment portfolios) are $7.3 billion of asset-backed securities, consisting of approximately 54% in collateralized mortgage obligations ("CMOs"), 9% in corporate asset-backed obligations, and 37% in U.S. Government issued pass-through certificates. The majority of CMOs held are U.S. Government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At September 30, 1997, the fair value of asset-backed securities was more than amortized cost by approximately $91 million compared to net unrealized investment losses of $5 million at December 31, 1996. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

         Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At September 30, 1997, 47% of the general account's fixed maturity securities portfolio was invested in U.S. Government securities, 30% in other AAA rated securities and 12% in AA and A rated securities. CNA's guaranteed investment portfolio includes fixed maturity securities which are comprised of 2% U.S. Government securities, 61% in other AAA rated securities and 13% in AA and A rated securities. These ratings are primarily from Standard & Poor's.

         CNA, its subsidiaries and Separate Accounts, invest from time to time in certain derivative financial instruments to increase investment returns and to reduce the impact of changes in interest rates on certain corporate borrowings. Financial instruments used for such purposes include interest rate swaps, put and call options, commitments to purchase securities, futures and forwards.
                                      (21)

                         CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

         The fair values associated with these instruments are generally affected by changes in interest rates and the stock market. The credit exposure associated with these instruments is generally limited to the unrealized fair value of the instruments and will vary based on changes in market prices. The risk of default depends on the creditworthiness of the counterparty to the instrument.

         The fair value of derivatives generally reflects the estimated amounts that CNA would receive or pay upon termination of the contracts at the reporting date. Dealer quotes are available for substantially all of CNA's derivatives. For securities not actively traded, fair values are estimated using values obtained from independent pricing services, costs to settle or quoted market prices of comparable instruments.

         Unrealized investment gains and losses on derivative securities, except for the interest rate swaps associated with corporate borrowings, are reflected as part of realized investment gains and losses. Unrealized gains or losses related to changes in the value of the interest rate swaps associated with corporate borrowings are not recognized.

         One Separate Account product is an indexed group annuity contract for institutional investors which guarantees the S&P 500 rate of return plus 25 basis points. Deposits are taken for a 3 year period with no payout until the end of the period. CNA hedges the contract liability by purchasing S&P 500 futures contracts in a notional amount equal to the original deposit and investing the remaining cash in a variety of short term strategies. The futures contracts are rolled quarterly, and the number of contracts is adjusted periodically to approximate the future liability to the customer. As of September 30, 1997, CNA held 1,303 S&P 500 futures contracts with a notional value of $622 million. This position hedged a liability to depositors in a nearly equal amount.

FINANCIAL CONDITION:

|------------------------------------------------------------------------------|
|FINANCIAL POSITION                                  SEPTEMBER 30   DECEMBER 31|
|(In millions of dollars, except per share data)           1997          1996  |
|------------------------------------------------------------------------------|
|Assets                                                $ 62,489      $ 60,300  |
|Stockholders' equity                                     7,917         7,060  |
|Unrealized net appreciation included in                                       |
|  stockholders' equity                                     474           299  |
|Book value per common share                             125.69        111.81  |
|------------------------------------------------------------------------------|

     CNA's assets increased approximately $2.2 billion from December 31, 1996 to $62.5 billion at September 30, 1997. This change was primarily the result of an increase in securities sold under repurchase agreements of approximately $1.1 billion and increases of approximately $450 million in both receivables for securities sold and fixed maturities investments.

         During the first nine months of 1997, CNA's stockholders' equity increased by $857 million, or 12.1%, to $7.9 billion. The major components of this change were net operating income of $383 million, net realized investment gains of $304 million and an increase of $175 million in net unrealized investment gains.

         When compared to December 31, 1996, the statutory surplus of the property/casualty subsidiaries increased $435 million to $6.8 billion. The statutory surplus of the life insurance subsidiaries remained at approximately $1.2 billion, when compared to year end 1996.

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

         CNA's operating activities generated net negative cash flows of approximately $359 million and $65 million for the nine months ended September 30, 1997, and 1996, respectively. Negative cash flows in 1997 are primarily the result of substantial claim payments resulting from the settlement of the Fibreboard litigation. CNA believes that future liquidity needs will be met primarily by cash generated from operations.

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

         The chart below lists the current insurance ratings for CNA's Continental Casualty Company Intercompany Pool, The Continental Insurance Company Intercompany Pool and Continental Assurance Company (CAC) Intercompany Pool. Also shown are the ratings on the senior debt of both CNA Financial Corporation (CNA) and The Continental Corporation (Continental) and CNA's commercial paper and preferred stock.

|------------------|-------------------------------------||--------------------------------------------------|
|                  |         INSURANCE RATINGS           ||                 DEBT AND STOCK RATINGS           |
|                  |-------------------------------------||-------------------------------------|------------|
|                  |         FINANCIAL STRENGTH          ||                                     |            |
|                  |----------|-------------|------------||                                     |            |
|                  |          |             |            ||                  CNA                | Continental|
|                  |          |             |            ||-------------------------------------|------------|
|                  |          |             |            ||Senior Debt   Commercial  Preferred  | Senior Debt|
|                  |  CCC     |      CAC    |     CIC    ||                 Paper      Stock    |            |
|                  |----------|-------------|------------||                                     |            |
|                  |          |             |            ||------------|-------------|----------|------------|
|                  |          |             |            ||            |             |          |            |
|A.M. Best         |   A      |       A     |      A-    ||     -      |       -     |     -    |      -     |
|                  |          |             |            ||            |             |          |            |
|                  |          |             |            ||            |             |          |            |
|Moody's           |   A1     |      A1*    |      A2    ||     A3     |      P2     |     a3   |    Baa1    |
|                  |          |             |            ||            |             |          |            |
|                  |----------|-------------|------------||            |             |          |            |
|                  |       CLAIMS PAYING ABILITY         ||            |             |          |            |
|                  |----------|-------------|------------||            |             |          |            |
|                  |          |             |            ||            |             |          |            |
|Standard & Poor's |   A+     |      AA-    |      A-    ||     A-     |      A2     |     A-   |    BBB-    |
|                  |          |             |            ||            |             |          |            |
|                  |          |             |            ||            |             |          |            |
|Duff & Phelps     |  AA-     |      AA     |      -     ||     A-     |       -     |     A-   |      -     |
|------------------|----------|-------------|------------||------------|-------------|----------|------------|

*Applies to Continental Assurance Company only.

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

         In January 1997, the Securities and Exchange Commission approved amendments to Regulation S-X, Regulation S-K, Regulation S-B, and various forms to clarify and expand existing disclosure requirements with respect to derivative financial instruments and derivative commodity instruments. The new rules require enhanced descriptions in the footnotes to the financial statements of accounting policies for derivative financial instruments and derivative commodity instruments. They also require disclosure outside the financial statements of qualitative and quantitative information about market risk related to derivative financial instruments, other financial instruments and derivative commodity instruments. These amendments are effective for the year end 1997 financial statements and will not have a significant impact on CNA.

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

         In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes accounting standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement is not expected to result in a significant change in CNA's disclosures.

                                      (24)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONCLUDED

         In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It requires that those enterprises report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, and that the enterprises reconcile the total of those amounts to the general-purpose financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement will redefine CNA's business segment disclosure.

                                      (25)

                            CNA FINANCIAL CORPORATION

                            PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:


                                                          Exhibit        Page
                Description of Exhibit                     Number       Number
                                                          --------      ------
      Computation of Net Income per Common Share             11            28
      Computation of Ratio of Earnings to Fixed Charges      12.1          29
      Computation of Ratio of Net Income
      As Adjusted, to Fixed Charges                          12.2          29
      Financial Data Schedule                                27            30

(b)  REPORTS ON FORM 8-K:

     On July 30, 1997, CNA Financial Corporation issued a press release announcing that W. James MacGinnitie has been named chief financial officer and senior vice president of CNA.

     On July 24, 1997, CNA Financial Corporation issued a press release announcing senior management changes in Commercial Operations.

                                      (26)

                            CNA FINANCIAL CORPORATION

                      PART II OTHER INFORMATION - CONCLUDED

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CNA FINANCIAL CORPORATION


Date:  November 14, 1997                          By: S\W. JAMES MACGINNITIE
       -----------------                             ---------------------
                                                       W. James MacGinnitie
                                                       Senior Vice President and
                                                       Chief Financial Officer


                                      (27)

                                                                      EXHIBIT 11

                            CNA FINANCIAL CORPORATION
                   COMPUTATION OF NET INCOME PER COMMON SHARE

--------------------------------------------------------------------------------
Period Ended September 30                    Third Quarter         Nine Months
(In millions, except per share data)       1997        1996     1997       1996
--------------------------------------------------------------------------------

Earnings per share:

   Net income ........................... $   274    $   239      687   $   770
   Less preferred stock dividends........       2          2        5         5
                                            ------     -----   ------     ------
   Net income  available to
     common stockholders................. $   272    $   237    $ 682   $   765
                                           ======     ======   ======     ======
   Weighted average shares outstanding...    61.8       61.8     61.8      61.8
                                           ======     ======   ======     ======
   Net income per common share........... $  4.41    $  3.83   $11.04   $  12.38
                                           ======     ======   ======     ======
================================================================================


                                      (28)

                                                                    EXHIBIT 12.1

                            CNA FINANCIAL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

--------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                        1997     1996
(In millions of dollars, except ratios)
--------------------------------------------------------------------------------
Income before income tax and
   cumulative effect of accounting changes....................  $ 963  $ 1,072
Adjustments:
   Interest expense...........................................    153      155
   Interest element of operating lease rental.................     25       26
                                                                -----  --------
Income before income tax and cumulative effect of
     accounting changes, as adjusted..........................$ 1,141  $ 1,253
                                                                ======   ======


Fixed charges:
   Interest expense...........................................$   153  $  155
   Interest element of operating lease rental.................     25      26
                                                              -------  -------
Fixed charges.................................................$   178  $  181
                                                               ======   ======


Ratio of earnings to fixed charges (1)........................    6.4     6.9
--------------------------------------------------------------------------------
(1) For purposes of computing this ratio, earnings consist of income before income taxes and cumulative effect of accounting changes plus fixed charges of consolidated companies. Fixed charges consist of interest and that portion of operating lease rental expense which is deemed to be an interest factor for such rentals.

                                                                   EXHIBIT 12.2

                            CNA FINANCIAL CORPORATION
                       COMPUTATION OF RATIO OF NET INCOME,
                          AS ADJUSTED, TO FIXED CHARGES

--------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                        1997      1996
(In millions of dollars, except ratios)
--------------------------------------------------------------------------------
Net income.................................................... $  687    $  770
Adjustments:
   Interest expense, after tax................................    100       101
   Interest element of operating lease rental, after tax......     16        17
                                                              --------   ------
Net income, as adjusted.......................................  $ 803    $  888
                                                                 ====     =====


Fixed charges:
   Interest expense, after tax................................$    100   $  101
   Interest element of operating lease rental, after tax......      16       17
                                                               -------   ------
Fixed charges.................................................$    116   $  118
                                                                ======     ====


Ratio of net income, as adjusted, to fixed charges (1)........    6.9       7.5
--------------------------------------------------------------------------------
(1) For purposes of computing this ratio, net income has been adjusted to include fixed charges of consolidated companies, after tax. Fixed charges consist of interest and that portion of operating lease rental expense which is deemed to be an interest factor for such rentals.

                                      (29)