Form 10-K
period 1997-12-31
CNA FINANCIAL CORP
filed 1998-03-31
CIK 21175

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 1997             Commission File Number 1-5823

                        -------------------------------
                            CNA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                  36-6169860
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

           CNA PLAZA
      Chicago, Illinois                                             60685
(Address of principal executive offices)                         (Zip Code)
                                 (312) 822-5000
              (Registrant's telephone number, including area code)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                    WHICH REGISTERED
-------------------                               ------------------------
   Common Stock                                    New York Stock Exchange
 with a par value                                   Chicago Stock Exchange
of $2.50 per share                                  Pacific Stock Exchange
                        -------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G)OF THE ACT:
                                      None
                        -------------------------------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No....

     As of March 3, 1998, 61,798,262 shares of common stock were outstanding and the aggregate market value of the common stock of CNA Financial Corporation held by non-affiliates was approximately $1,394 million.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE:

     Portions  of  the  CNA   Financial   Corporation   1997  Annual  Report  to
Shareholders are incorporated by reference into Parts I and II of this Report.

     Portions of the CNA Financial Corporation Proxy Statement prepared for the 1998 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.
================================================================================

                            CNA FINANCIAL CORPORATION

                             FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1997

  Item                                                                     Page
 Number                            PART I                                 Number
 ------                                                                    ----
    1.  Business..........................................................  3

    2.  Properties........................................................  12

    3.  Legal Proceedings.................................................  13

    4.  Submission of Matters to a Vote of Security Holders...............  13


                                     PART II

    5.  Market for the Registrant's Common Stock and
          Related Stockholder Matters.....................................  15

    6.  Selected Financial Data...........................................  15

    7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  15

   7A.  Quantitative and Qualitative Disclosures about Market Risk........  15

    8.  Financial Statements and Supplementary Data.......................  15

    9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..........................  15


                                    PART III

   10.  Directors and Executive Officers of the Registrant................  16

   11.  Executive Compensation............................................  16

   12.  Security Ownership of Certain Beneficial Owners and Management....  16

   13.  Certain Relationships and Related Transactions....................  16


                                     PART IV

   14.  Financial Statements, Schedules, Exhibits and Reports on Form 8-K.  16

                                     PART I

ITEM 1.  BUSINESS

     CNA Financial Corporation (CNAF) was incorporated in 1967 as the parent company of Continental Casualty Company (CCC), incorporated in 1897, and Continental Assurance Company (CAC) incorporated in 1911. In 1975, CAC became a wholly-owned subsidiary of CCC. On May 10, 1995 (the acquisition date) CNAF acquired all the outstanding common stock of The Continental Corporation and it became a wholly owned subsidiary of CNAF. The Continental Corporation (Continental), a New York corporation incorporated in 1968, is an insurance holding company. Its principal subsidiary, The Continental Insurance Company
(CIC) was organized in 1853. The principal business of Continental is the ownership of a group of property and casualty insurance companies.

     CNAF is a holding company   whose   primary   subsidiaries   consist   of
property/casualty and life insurance companies, collectively CNA. CNA's property/casualty insurance operations are conducted by CCC and its affiliates and CIC and its affiliates. Life insurance operations are conducted by CAC and its life insurance affiliates. CNA's principal business is insurance conducted through its insurance subsidiaries. As multiple-line insurers, CNA underwrites property, casualty, life and accident and health coverages, as well as pension products and annuities. Their principal market for insurance products is the United States.

COMPETITION

     All aspects of the insurance business are highly competitive. CNA competes with a large number of stock and mutual insurance companies and other entities for both producers and customers, and must continuously allocate resources to refine and improve insurance products and services.

     There are approximately 3,400 individual companies that sell property/casualty insurance in the United States. CNAF's consolidated property/casualty subsidiaries ranked as the third largest property/casualty insurance organization based upon 1996 statutory net written premium.

     There are approximately 1,700 companies selling life insurance in the United States. CAC is ranked as the twenty-second largest life insurance organization based on 1996 consolidated statutory premium volume.

DIVIDENDS BY INSURANCE SUBSIDIARIES

     The payment of dividends to CNAF by its insurance affiliates without prior approval of the affiliates' domiciliary state insurance commissioners is limited to amounts determined by formula in accordance with the accounting practices prescribed or permitted by the states' insurance departments. This formula varies by state. The formula for the majority of the states is the greater of 10% of prior year statutory surplus or prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to date of payment. Some states, however, have an additional stipulation that dividends can't exceed prior year's surplus. Based upon the various state formulas, approximately $677 million in dividends can be paid to CNAF by its insurance affiliates in 1998 without prior approval. All dividends must be reported to the domiciliary insurance department prior to declaration and payment.

REGULATION

     The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports, regulating solvency and the type and amount of investments permitted. Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer.

     Insurers are also required by the states to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage which must be provided to such involuntary risks. CNA's share of these involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each state.

     Reform of the Nation's tort reform system is another issue facing the insurance industry. Although federal standards would create more uniform laws, tort reform supporters still look primarily to the states for passage of reform measures. Over the last decade, many states have passed some type of reform, but more recently, state courts have modified or overturned a significant number of these reforms. Additionally, new causes of action and theories of damages are more frequently proposed in state courts or legislatures. Continued unpredictability in the law means that insurance underwriting and rating is difficult in commercial lines, professional liability and some specialty coverages.

     Environmental clean-up remains the subject of both federal and state regulation. Last year Congress and the Clinton Administration failed to reach an agreement on efforts to overhaul the federal Superfund hazardous waste program. The legislative stalemate was the result of a failure by Superfund stakeholders and Congress to reach a compromise on clean-up standards, the repeal of retroactive liability and the methodology for financing future clean-up costs. Although Superfund reform continues to be listed as one of Congress' legislative priorities, at this time we cannot predict if any reform will be enacted. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues concerning clean up of hazardous waste. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. See Note E of the Consolidated Financial Statements of the 1997 Annual Report to Shareholders for further discussion, incorporated by reference in Item 8, herein.

     In recent years, increased scrutiny of state regulated insurer solvency requirements by certain members of the U.S. Congress, resulted in the National Association of Insurance Commissioners developing industry minimum Risk-Based Capital (RBC) requirements. The RBC requirements establish a formal state accreditation process designed to regulate for solvency more closely, minimize the diversity of approved statutory accounting and actuarial practices, and increase the annual statutory statement disclosure requirements.

     The RBC  formulas are  designed to identify an  insurer's  minimum  capital requirements based upon the inherent risks (e.g., asset default, credit and underwriting) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding actions that the state insurance departments should initiate. The level of capital adequacy below which insurance departments would take action is defined as the Company Action Level. As of December 31, 1997, all of CNAF's property/casualty and life insurance affiliates have adjusted capital amounts in excess of Company Action Levels.

REINSURANCE

     Information as to the CNA's reinsurance business is set forth in Note G of the Consolidated Financial Statements of the 1997 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

EMPLOYEE RELATIONS

     CNA has approximately 24,700 full-time equivalent employees and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes.

     CNA has comprehensive benefit plans for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs. See Note I of the Consolidated Financial Statements of the 1997 Annual Report to Shareholders for further discussion, incorporated by reference in Item 8, herein.

BUSINESS SEGMENTS

     Information as to the Company's business segments is set forth in Note M of the Consolidated Financial Statements of the 1997 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

PROPERTY/CASUALTY BUSINESS

     The property/casualty group is comprised of commercial business, personal lines of insurance, involuntary risks and other related businesses.

     Customers of the commercial business include large national corporations, small and medium-sized businesses, groups and associations, and professionals. Coverages are written primarily through traditional insurance contracts, under which risk is transferred to the insurer. Many large commercial account policies are written under retrospectively-rated contracts, which are experience-rated. Premiums for such contracts may be adjusted, subject to limitations set by contract, based on loss experience of the insureds. Other experience-rated policies include provisions for dividends based on loss experience. Experience-rated contracts reduce but do not eliminate risk to the insurer. Commercial lines also includes reinsurance assumed from other insurance companies and certain group accident and health insurance coverages.

     Commercial business includes such lines as workers' compensation, general liability and commercial automobile, professional and specialty, multiple peril and accident and health coverages as well as reinsurance. Professional and specialty coverages include liability coverage for architects and engineers, lawyers, accountants, medical and dental professionals; directors and officers liability; and other specialized coverages. The major components of CNA's property/casualty commercial business are professional and specialty coverages, general liability and commercial automobile, and workers' compensation which accounted for 17%, 17% and 16%, respectively, of 1997 premiums earned.

     The property/casualty group markets personal lines of insurance, primarily automobile and homeowners coverages sold to individuals under monoline and package policies.

     Involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers, and other similar charges. CNA's share of involuntary risks is mandatory and generally a function of its share of the voluntary market by line of insurance in each state.

     The property/casualty group also provides other related services including loss control, policy administration and claim administration services under service contracts for fees. Such services are provided primarily in the workers' compensation market.

     The following table sets forth supplemental data on a GAAP basis, except where indicated, for the property/casualty business:

---------------------------------------------------------------------------------------------------------------
Year Ended December 31                               1997        1996          1995          1994       1993
(In millions of dollars, except ratio
information)
---------------------------------------------------------------------------------------------------------------
Commercial Premiums Earned (a)

   Professional and specialty...............        $ 1,688     $ 1,845      $ 1,558       $ 1,010     $   799
   General liability and commercial automobile        1,682       1,754        1,649         1,261       1,155
   Workers' compensation....................          1,845       1,543        1,476         1,426       1,501
   Multiple peril...........................          1,058       1,047          870           389         369
   Accident and health......................          1,062         919          699           557         428
   Reinsurance and other....................          1,083       1,189          974           774         712
                                                    -------     -------      -------       -------     -------
                                                    $ 8,418     $ 8,297      $ 7,226       $ 5,417     $ 4,964
                                                    =======     =======      =======       =======     =======
Personal Premiums Earned (a)
   Personal lines packages..................        $ 1,085     $ 1,063      $   782       $   563     $   511
   Monoline automobile and property coverages           440         367          325           314         343
   Accident and health......................            126         106          108            89          86
                                                    -------     -------      -------       -------     -------
                                                    $ 1,651     $ 1,536      $ 1,215       $   966     $   940
                                                    =======     =======      =======       =======     =======
Involuntary Risks Premiums Earned (a)(b)
   Workers' compensation....................        $  (249)    $   198      $   178       $   350     $   292
   Private passenger automobile.............             66          58           80            47          23
   Commercial  automobile...................             25          36           20            54          50
   Property and multiple peril..............             16           2            6             5           6
                                                    -------     -------      -------       -------     -------
                                                    $  (142)    $   294      $   284       $   456     $   371
                                                    =======     =======      =======       =======     =======
Net Investment Income and Other Income (a)
   Commercial...............................        $ 2,172     $ 2,074      $ 1,713       $ 1,145     $   980
   Personal.................................            209         222          231           178         156
   Involuntary risks........................             43          94          104            88          76
                                                    -------     -------      -------       -------     -------
                                                    $ 2,424     $ 2,390      $ 2,048       $ 1,411     $ 1,212
                                                    =======     =======      =======       =======     =======

Underwriting (Loss) Income (a)
   Commercial...............................        $(1,421)    $  (853)    $  (921)       $  (946)    $(1,536)
   Personal.................................            124        (184)       (102)          (185)       (100)
   Involuntary risks........................            135        (106)        (99)           (70)       (156)
                                                    -------     -------     -------        -------     -------
                                                    $(1,162)    $(1,143)    $(1,122)       $(1,201)    $(1,792)
                                                    =======     =======     =======        =======     =======
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Year Ended December 31                               1997        1996          1995          1994       1993
(In millions of dollars, except ratio
information)
---------------------------------------------------------------------------------------------------------------
TRADE RATIOS - GAAP BASIS (C)
   Loss ratio...............................           77.1%       76.4%       77.9%          81.9%       96.2%
   Expense ratio............................           31.3        30.9        29.4           28.3        27.2

   Combined ratio (before policyholder                108.4       107.3       107.3          110.2       123.4
     dividends).............................
   Policyholder dividend ratio..............            0.5         1.6         3.0            4.8         3.9

TRADE RATIOS - STATUTORY BASIS (C)
   Loss ratio...............................           77.5%       76.8%       78.6%          82.2%       96.4%
   Expense ratio............................           30.7        30.6        29.2           27.8        27.1

   Combined ratio (before policyholder                108.2       107.4       107.8          110.0       123.5
     dividends).............................
  Policyholder dividend ratio..............             0.8         1.4         2.1            3.8         3.1

OTHER DATA - STATUTORY BASIS (D)
   Capital and surplus......................        $ 7,123      $6,349     $ 5,696        $ 3,367     $ 3,598
   Written to surplus ratio.................            1.4         1.6         1.7            2.0         1.7
-----------------------------------------------------------------------------------------------------------------

     (a) Premiums earned, net investment income and underwriting loss includes the results of The Continental Corporation since the acquisition date.

     (b) Property/casualty involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers and other similar charges.

     (c) GAAP trade ratios reflect the results of CCC and its property/casualty insurance subsidiaries for the entire year, along with the results of Continental since the acquisition date. Statutory trade ratios reflect the results of CCC and its property/casualty insurance subsidiaries and Continental since January 1, 1995. Prior year ratios have not been restated to include Continental. Trade ratios are industry measures of property/casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. Under generally accepted accounting principles, the expense ratio is the percentage of underwriting expenses, including the change in deferred acquisition costs, to premiums earned. Under statutory accounting principles, the expense ratio is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio is the sum of the loss and expense ratios. The policyholder dividend ratio is the ratio of dividends incurred to premiums earned.

     (d) Other data is determined on the statutory basis of accounting and reflects a capital contribution from CNAF of $475 million in 1993. In addition, dividends of $175 million, $545 million, $325 million, $175 million and $150 million were paid to CNAF by CCC in 1997, 1996, 1995, 1994 and 1993, respectively. Property/casualty insurance subsidiaries have received, or will receive, reimbursement from CNAF for general management and administrative expenses, unallocated loss adjustment expenses and investment expenses of $199 million, $195 million, $197 million, $170 million and $168 million in 1997, 1996, 1995, 1994 and 1993, respectively.

         The following table displays the distribution of gross written premium:
       -------------------------------------------------------------------------
       GROSS WRITTEN PREMIUM                                 % OF TOTAL
                                                  ------------------------------
       YEAR ENDED DECEMBER 31                       1997        1996      1995
       -------------------------------------------------------------------------
       New York...................................    9.9        9.3      10.3
       California.................................    8.8        8.5       9.7
       Texas......................................    6.2        6.0       6.5
       Pennsylvania...............................    5.1        4.9       5.4
       Florida....................................    4.8        4.2       4.1
       Illinois...................................    4.4        5.3       5.2
       New Jersey.................................    4.3        4.1       4.6
       All other states, countries or political
       subdivisions (a)...........................   48.0       46.8      44.4
       Reinsurance assumed:
         Voluntary................................    9.7        9.1       7.8
         Involuntary..............................   (1.2)       1.8       2.0
                                                   -------   -------    ------
                                                    100.0      100.0     100.0
       =========================================================================
      (a) No other state, country or political subdivision accounts for more than 3.0% of gross written premium.

PROPERTY/CASUALTY CLAIM AND CLAIM EXPENSES

     The following loss reserve development table illustrates the change over time of reserves established for property/casualty claims and claims expense at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows re-estimates of the original recorded reserve as of the end of each successive year which is the result of the Company's property/casualty insurance subsidiaries' expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

     The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

-------------------------------------------------------------------------------------------------------------------------
Schedule of
Property/Casualty
Loss Reserve
Development
Calendar Year Ended       1987(a) 1988(a)  1989(a) 1990(a)  1991(a) 1992(a)  1993(a)  1994(b) 1995(c)  1996   1997(d)
(In millions of
 dollars)
-----------------------------------------------------------------------------------------------------------------------
Gross reserves
for unpaid claim
and claim expenses....   $  --   $  --    $  --  $16,530  $17,712 $20,034  $20,812  $21,639 $31,044  $29,395 $28,240
Ceded recoverable........   --      --       --    3,440    3,297   2,867    2,491    2,705   6,089    5,660   4,995
                          -----   -----    -----  ------   -----   -----    -----    -----   -----    -----   -----
Net reserves
for unpaid
claim
and claim expenses....    8,045   9,552   11,267  13,090   14,415  17,167   18,321   18,934  24,955   23,735  23,245
                          -----   -----   ------  ------   ------  ------   ------   ------  ------   ------  ------

NET PAID (CUMULATIVE) AS OF:

One year later........... 1,763   2,040    2,670   3,285    3,411   3,706    3,629    3,656   6,510    5,851    --
Two years later.......... 2,961   3,622    4,724   5,623    6,024   6,354    6,143    7,087  10,485      --     --
Three years later........ 4,031   4,977    6,294   7,490    7,946   8,121    8,764    9,195    --        --     --
Four years later......... 5,007   6,078    7,534   8,845    9,218  10,241   10,318     --      --        --     --
Five years later......... 5,801   6,960    8,485   9,726   10,950  11,461     --       --      --        --     --
Six years later.......... 6,476   7,682    9,108  11,207   11,951    --       --       --      --        --     --
Seven years later........ 7,061   8,142   10,393  12,023     --      --       --       --      --        --     --
Eight years later........ 7,426   9,303   11,086    --       --      --       --       --      --        --     --
Nine years later......... 8,522   9,924      --     --       --      --       --       --      --        --     --
Ten years later.......... 9,097     --       --     --       --      --       --       --      --        --     --

NET RESERVES RE-ESTIMATED
AS OF:

End of initial year...... 8,045   9,552   11,267  13,090   14,415  17,167   18,321   18,934  24,955   23,735  23,245
One year later........... 8,086   9,737   11,336  12,984   16,032  17,757   18,250   18,922  24,864   23,479    --
Two years later.......... 8,345   9,781   11,371  14,693   16,810  17,728   18,125   18,500  24,294     --      --
Three years later........ 8,424   9,796   13,098  15,737   16,944  17,823   17,868   18,008    --       --      --
Four years later......... 8,516  11,471   14,118  15,977   17,376  17,765   17,511     --      --       --      --
Five years later.........10,196  12,496   14,396  16,440   17,329  17,560     --       --      --       --      --
Six years later..........11,239  12,742   14,811  16,430   17,293    --       --       --      --       --      --
Seven years later........11,480  13,167   14,810  16,551     --      --       --       --      --       --      --
Eight years later........11,898  13,174   14,995    --       --      --       --       --      --       --      --
Nine years later.........11,925  13,396     --      --       --      --       --       --      --       --      --
Ten years later..........12,203    --       --      --       --      --       --       --      --       --      --
                         ------ ------    ------  ------   ------  ------   ------   ------  ------   ------  -----
Total net (deficiency)   (4,158) (3,844)  (3,728) (3,461)  (2,878)   (393)     810      926     661      256    --
redundancy
-----------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Schedule of
Property/Casualty
Loss Reserve
Development
Calendar Year Ended      1987(a) 1988(a)  1989(a)  1990(a)   1991(a) 1992(a) 1993(a)  1994(b) 1995(c) 1996   1997(d)
(In millions of
 dollars)
--------------------------------------------------------------------------------------------------------------------
Reconciliation to gross
re-estimated reserves:
Net reserves
re-estimated             12,203  13,396   14,995  16,551   17,293  17,560   17,511   18,008  24,294   23,479    --
Re-estimated ceded
recoverable                --      --      --      2,939    2,672   2,085    1,904    2,405   6,560    6,108    --
                         ------  ------  ------   ------   ------  ------   ------   ------ -------  -------  ------
Total gross
re-estimated               --      --      --     19,490   19,965  19,645   19,415   20,413  30,854   29,587    --
reserves
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Net (deficiency) redundancy
related to:
Asbestos claims.         (3,073) (3,017)  (2,919) (2,785)  (2,738) (1,049)    (449)    (414)   (156)    (105)   --
Environmental claims.... (1,000)   (997)    (970)   (960)    (914)   (869)    (423)    (243)    (63)     --     --
                         ------  -------  ------- -------  ------  ------  -------  ------- -------  ------    -----
Total asbestos and
environmental            (4,073) (4,014)  (3,889) (3,745)  (3,652) (1,918)    (872)    (657)   (219)    (105)   --
Other claims............    (85)    170      161     284      774   1,525    1,682    1,583     880      361    --
                         ------- ------   ------  ------   ------  ------   ------   ------  ------   -------------
Total net (deficiency)
redundancy.............. (4,158) (3,844)  (3,728) (3,461)  (2,878)   (393)     810      926     661      256    --
                         ======= ======= ======= ======= ========   ======  ======   ======  ======   ======   =====

---------------------------------------------------------------------------------------------------------------------

(a) Reflects reserves of CNA's property/casualty insurance subsidiaries, excluding Continental reserves which were acquired on the acquisition date. Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include Continental.

(b) Reserve development related to the 1994 reserves of CNA, excluding Continental, as determined by the balances in this column, plus adverse reserve development of $134 million related to the reserves of Continental, on the acquisition date, which are not reflected in this column, were recorded by CNA in 1995 and subsequent periods.

(c) Includes Continental gross reserves of $9,713 million and net reserves of $6,063 million acquired on the acquisition date and subsequent development thereon.

(d) Includes gross reserves of acquired companies of $64 million.

     Additional information as to CNA's property/casualty claim and claim expense reserves is set forth in Notes A and E of the Consolidated Financial Statements of the 1997 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

Reserve Development
-------------------

     Information as to CNA's reserve development is set forth in Note E of the Consolidated Financial Statements of the 1997 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

LIFE BUSINESS

     CNA's life insurance operations market individual and group insurance products through licensed agents, most of whom are independent contractors, who sell life and/or group insurance for CNA and other companies on a commission basis. Insurance products are also marketed through other distribution channels such as banks, direct marketing and the Internet. The individual insurance products consist primarily of term, universal life, and fixed and variable annuity products. Group insurance products include life, accident and health consisting primarily of major medical and hospitalization, and pension products, such as guaranteed investment contracts and annuities.

     CNA's life insurance products are designed and priced using assumptions management believes to be reasonably conservative for mortality, morbidity, persistency, expense levels and investment results. Underwriting practices that management believes are prudent are followed in selecting the risks that will be insured. Further, actual experience related to pricing assumptions is monitored closely so that prospective adjustments to these assumptions may be implemented as necessary. CNA mitigates the risk related to persistency by including contractual surrender charge provisions in its ordinary life and annuity policies in the first five to ten years, thus providing for the recovery of acquisition expenses. The investment portfolios supporting interest sensitive products, including universal life and individual annuities, are managed separately to minimize surrender and interest rate risk.

     Profitability in the health insurance business continues to be impacted by intense competition and rising medical costs. CNA has pursued expense reduction through increases in automation and other productivity improvements. Further, increasing costs of health care have resulted in a continued market shift away from traditional forms of health coverage toward managed care products and experience-rated plans. CNA's life insurance subsidiaries ability to compete in this market will be increasingly dependent on its ability to control costs through managed care techniques, innovation and quality customer-focused service in order to position CNA properly in the evolving health care environment.

     The following table sets forth supplemental data on a GAAP basis, except where indicated for the life insurance business:

----------------------------------------------------------------------------------------------------------------
Year Ended December 31                                   1997        1996        1995         1994       1993
(In millions of dollars, except ratio information)
----------------------------------------------------------------------------------------------------------------
INDIVIDUAL PREMIUM

   Life and annuities................................ $     642   $     629   $     497   $     369   $     312
   Accident and health...............................         3           2          33          33          31
                                                      ---------   ---------   ---------   ---------   ---------
                                                      $     645   $     631   $     530   $     402   $     343
                                                      =========   =========   =========   =========   =========
GROUP PREMIUM
   Accident and health (a)........................... $   2,527   $   2,548   $   2,190   $   2,111   $   1,983
   Life and annuities................................       263         195         313         165         116
                                                      ---------   ---------   ---------   ---------   ---------
                                                      $   2,790   $   2,743   $   2,503   $   2,276   $   2,099
                                                      =========   =========   =========   =========   =========
NET INVESTMENT INCOME AND OTHER INCOME
   Individual........................................ $     297   $     292   $     247   $     194   $     154
   Group.............................................       236         214         198         166         143
                                                      ---------   ---------   ---------   ---------   ---------
                                                      $     533   $     506   $     445   $     360   $     297
                                                      =========   =========   =========   =========   =========
OPERATING INCOME BEFORE INCOME TAX
   Individual........................................ $      88   $     101   $      65   $      47   $      14
   Group.............................................        65          70          95          87          52
                                                      ---------   ---------   ---------   ---------   ---------
                                                      $     153   $     171   $     160   $     134   $      66
                                                      =========   =========   =========   =========   =========
GROSS LIFE INSURANCE IN-FORCE
   Individual (b).................................... $ 239,843   $ 172,213   $ 113,901   $  80,560   $  76,835
   Group.............................................    71,755      64,796      52,145      46,873      35,413
                                                      ---------   ---------   ---------   ---------   ---------
                                                      $ 311,598   $ 237,009   $ 166,046   $ 127,433   $ 112,248
                                                      =========   =========   =========   =========   =========
OTHER DATA - STATUTORY BASIS(c)
   Capital and surplus............................... $   1,223   $   1,163   $   1,128   $   1,055   $   1,022
   Capital and surplus-percent of total liabilities..      22.4%       25.5%       28.2%       29.4%       30.1%
   Participating policyholders-percent of gross life
   insurance in force................................       0.7%        0.5%        0.6%        0.9%        1.1%
----------------------------------------------------------------------------------------------------------------

(a) Group  accident  and  health  premium  includes contracts  involving  U.S. government  employees  and  their dependents, and amounted  to  approximately  $2.1 billion,  $2.1  billion,  $1.9  billion,  $1.8 billion and
    $1.7 billion in 1997, 1996, 1995, 1994 and 1993, respectively.

(b) Lapse ratios for individual life  insurance,  as measured by surrenders and  withdrawals as a percentage of average ordinary life insurance in force,  were 6.4%,  7.2%, 9.4%, 9.7% and 9.7% in 1997, 1996, 1995, 1994
    and 1993, respectively.

(c) Other  data  is  determined  on  the  basis  of  statutory   accounting  practices. Life insurance subsidiaries
    have received reimbursement from CNAF for general management and administrative  expenses and investment expenses of $18 million,  $29 million, $21 million, $25 million and $26 million in 1997, 1996, 1995,  1994, and 1993,  respectively.  Statutory capital and  surplus as a percent of total  liabilities  is  determined after excluding  Separate  Account  liabilities and  reclassifying  the statutorily  required Asset Valuation and Interest Maintenance Reserves as surplus.

Guaranteed Investment Contracts
-------------------------------

     CAC writes the majority of its group pension products as guaranteed investment contracts in a fixed Separate Account, which is permitted by Illinois insurance statutes. CAC guarantees principal and a specified return to guaranteed investment contractholders. This guarantee affords the contractholders additional security, in the form of CAC's general account surplus.

     The Company manages the liquidity and interest rate risks on the guaranteed investment contract portfolio by managing the duration of fixed maturity securities included in the investment portfolio supporting the guaranteed investment contracts with the corresponding payout pattern of the contracts, and assessing market value surrender charges on the majority of the contracts.

     The table below shows a comparison of the duration of assets and contracts, weighted average investment yield, weighted average interest crediting rates, and withdrawal characteristics of the guaranteed investment contract portfolio.

-------------------------------------------------------------------------------
December 31                                       1997      1996       1995
-------------------------------------------------------------------------------
Duration in years:
   Assets.......................................   3.74      3.12       3.12
   Contracts....................................   3.63      3.16       2.98
                                                   ----      ----       ----
   Difference...................................   0.11     (0.04)      0.14
                                                   ====     ======      ====


Weighted average investment yield...............   6.81%     7.44%      7.58%


Weighted average interest crediting rates.......   6.78%     7.32%      7.45%


Withdrawal characteristics:
   With market value adjustment.................     97%       95%        92%
   Non-withdrawable.............................      3         5          8
-------------------------------------------------------------------------------
   Total                                            100%      100%       100%
===============================================================================

     As shown above, the weighted average investment yield at December 31, 1997, 1996 and 1995 was more than the weighted average interest crediting rate. During 1997, general market interest rates were lower which led to an increase in the market value of CNA's fixed maturitiy securities. As a result of this increase, CNA was able to realize significant capital gains on its investment portfolio. However, the interest rates on fixed maturity securities purchased in this market had a lower yield which led to a narrowing of the spread between investment yields and crediting rates.

INVESTMENTS

     Information as to the Company's investments is set forth in Note B of the Consolidated Financial Statements of the 1997 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

ITEM 2.     PROPERTIES

     CNA Plaza, owned by Continental Assurance Company, serves as the home office for CNAF and its insurance subsidiaries. An adjacent building (located at 55 E. Jackson Blvd.), jointly owned by Continental Casualty Company and Continental Assurance Company, is partially situated on grounds under leases expiring in 2058. Approximately 28% of the adjacent building is rented to non-affiliates. CNAF's subsidiaries lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNAF's subsidiaries:
    --------------------------------------------------------------------------
                               AMOUNT OF BUILDING OWNED
                               AND OCCUPIED OR LEASED
    LOCATION                   BY CNA OR ITS SUBSIDIARIES   PRINCIPAL USAGE
    --------------------------------------------------------------------------
    CNA                          1,144,378 sq. ft.*      Principal Executive
    Plaza                                                  Offices of CNAF
    333 S. Wabash
    Chicago, Illinois

    180 Maiden Lane              1,091,570***            Property/Casualty
    New York, New York                                     Insurance Offices

    55 E. Jackson Blvd.            440,292*              Principal Executive
    Chicago, Illinois                                      Offices of CNAF

    401 Penn Street                251,691*              Property/Casualty
    Reading, Pennsylvania                                  Insurance Offices

    100 CNA Drive                  251,363*              Life Insurance Offices
    Nashville, Tennessee

    7361 Calhoun Place             224,725**             Life Insurance Offices
    Rockville, Maryland

    200 S. Wacker Drive            219,285**             Property/Casualty
    Chicago, Illinois                                      Insurance Offices

    1111 E. Broad  St.             183,019**             Property/Casualty
    Columbus, Ohio                                         Insurance Offices

    333 Glen Street                157,825**             Property/Casualty
    Glen Falls, New York                                   Insurance Offices

    1100 Cornwall Road             147,884**             Property/Casualty
    Monmouth Junction                                      Insurance Offices
    New Jersey

    600 North Pearl Street         139,151**             Property/Casualty
    Dallas, Texas                                          Insurance Offices

    111 Congressional Blvd.        118,215**             Property/Casualty
    Indianapolis, Indiana                                  Insurance Offices

    1431 Opus Place                106,151**             Property/Casualty
    Downers Grove, Illinois                                Insurance Offices

    2401 Pleasant Valley           102,376**             Property/Casualty
    York, Pennsylvania                                     Insurance Offices

* Represents property owned by CNAF or its subsidiaries.
** Represents property leased by CNAF or its subsidiaries.
*** Property is owned by Continental and 46% of it is occupied by CNAF or its subsidiaries.

ITEM 3.    LEGAL PROCEEDINGS

     Information as to CNA's legal proceedings is set forth in Note F of the Consolidated Financial Statements of 1997 Annual Report to Shareholders, incorporated by reference in Item 8, herein.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

              EXECUTIVE OFFICERS OF THE REGISTRANT


                        POSITION AND
                        OFFICES HELD               FIRST BECAME
                            WITH                   OFFICER OF
           NAME         REGISTRANT        AGE         CNA         PRINCIPAL OCCUPATION DURING PAST FIVE YEARS





 Laurence A. Tisch      Chief Executive    75          *       Co-Chairman of the Board and Co-Chief Executive
                        Officer, CNA                           Officer of Loews Corporation. President, Chief
                        Financial                              Executive Officer and Director of CBS, Inc. until
                        Corporation                            November 1995.  Executive officer of the Registrant
                                                               since 1974.


 Dennis H. Chookaszian  Chairman of the    54         1975     Chairman of the Board and Chief Executive Officer of
                        Board and Chief                        CNA since September 1992. Prior thereto,
                        Executive                              Mr. Chookaszian was President and Chief Operating
                        Officer, CNA                           Officer of CNA.  Executive officer of the Registrant
                                                               since 1975.

 Philip L. Engel        President, CNA     57         1977     President of CNA since September 1992. Prior thereto,
                                                               Mr. Engel was Executive Vice President of CNA.
                                                               Executive officer of the Registrant since 1992.

 Bernard L.             Executive Vice     51         1980     Executive Vice President and Chief Operating Officer
 Hengesbaugh            President  and                         of CNA since February 4, 1998.  Senior Vice President
                        Chief Operating                        of CNA since November 1990. Executive officer of the
                        Officer, CNA                           Registrant since 1992.

 W. James MacGinnitie   Senior Vice        59         1997     Senior Vice President and Chief Financial Officer of
                        President and                          CNA and of the Registrant since October 1997.  From
                        Chief Financial                        1994 through 1997, Partner at Ernst & Young LLP.
                        Officer                                Prior to that time, principal with Tillinghast.

Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

*Mr. Tisch is not an officer of CNA.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Incorporated herein by reference from page 91 of the 1997 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated herein by reference from page 2 of the 1997 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from pages 14 through 38 of the 1997 Annual Report to Shareholders.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated herein by reference under the heading Market Risk in the Management Discussion and Analysis of Financial Condition and Results of Operations of the 1997 Annual Report to Shareholders on pages 30 through 33.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Consolidated Balance Sheet - December 31, 1997 and 1996

     Statement of Consolidated Operations - Year Ended December 3l, 1997, 1996 and 1995

     Statement of Consolidated Stockholders' Equity - December 31, 1997, 1996 and 1995

     Statement of Consolidated Cash Flows - Year Ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

     The above Consolidated Financial Statements, the related Notes to the Consolidated Financial Statements and the Independent Auditors' Report are incorporated herein by reference from pages 40 through 90 of the 1997 Annual Report to Shareholders.


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

                                     PART IV

ITEM 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

                                                                                                            Page
  (a)    1.     FINANCIAL STATEMENTS:                                                                       Number
                A separate index to the Consolidated Financial Statements is presented
                in Part II, Item 8.....................................................................       15

  (a)    2.     FINANCIAL STATEMENT SCHEDULES:

                Schedule I          Summary of Investments.............................................       20

                Schedule II         Condensed Financial Information (Parent Company)...................       21

                Schedule III        Supplementary Insurance Information................................       25

                Schedule V          Valuation and Qualifying Accounts and Reserves.....................       26

                Schedule VI         Supplementary Information Concerning Property/Casualty
                                    Insurance Operations...............................................       26

                Other schedules are omitted because of the absence of conditions
                under  which  they  are   required   or  because  the   required
                information is provided in the Consolidated Financial Statements or notes thereto.

                Independent Auditors' Report...........................................................       27

                                       16

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K (continued)

  (a)    3.       EXHIBITS:
                                                                                                         Exhibit
                                                    Description of Exhibit                                Number
                                                    ------------------------                              -------

         (2)      Plan of acquisition, reorganization, arrangement, liquidation or succession:

                  Securities Purchase Agreement, dated as of December 6, 1994, by and between
                  CNA Financial Corporation and The Continental Corporation (with exhibits thereto) (Exhibit 1 to Form 8-K dated December 9, 1994 incorporated herein by reference.)...........................................................................  2.1

                  Merger Agreement, dated as of December 6, 1994, by and among CNA Financial
                  Corporation, Chicago Acquisition Corp. and The Continental Corporation
                  (Exhibit 2 to Form 8-K dated December 9, 1994 incorporated herein by reference.)...........................................................................  2.2

         (3)      Articles of incorporation and by-laws:
                  Certificate of Incorporation of CNA Financial Corporation, as amended May 6,
                  1987 (Exhibit 3.1 to 1987 Form 10-K incorporated herein by reference.)..................   3.1

                  By-Laws of CNA Financial Corporation, as amended February 12, 1997
                  (Exhibit 3.2 to 1996 Form 10-K incorporated herein by reference.)........................  3.2

         (4)      Instruments defining the rights of security holders, including indentures:
                  CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt,
                  pursuant to Item 601(b) (4) (iii) of Regulation S-K.....................................   -

         (10)     Material contracts:
                  Continental Casualty Company "CNA" Annual Incentive Bonus Plan Provisions
                  (Exhibit 10.1 to 1994 Form 10K incorporated herein by reference.).......................  10.1

                  Employment Agreement between CNA Financial Corporation and
                  Dennis H. Chookaszian, dated December 31, 1995
                  (Exhibit 10.2 to 1995 Form 10K incorporated herein by reference.).......................  10.2

                  Employment Agreement between CNA Financial Corporation and
                  Philip L. Engel, dated December 31, 1995
                  (Exhibit 10.3 to 1995 Form 10K incorporated herein by reference.).......................  10.3

                  Continuing Services Agreement between CNA Financial Corporation and
                  Edward J. Noha, dated February 27, 1991 (Exhibit 6.0 to 1991
                  Form 8-K, filed March 18, 1991, incorporated herein by reference.)......................  10.4
                  CNA Employees' Retirement Benefit Equalization Plan, as amended through
                  January 1, 1993  (Exhibit 10.4 to 1992 Form 10-K incorporated herein by reference.).............................................................................  10.5

                  CNA Employees' Supplemental Savings Plan, as amended through January 1, 1993
                  (Exhibit 10.6 to 1992 Form 10-K incorporated herein by reference.)......................  10.6

                                     PART IV

ITEM 14.      FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K
             (continued)

  (a)    3.       EXHIBITS:
                                                                                                           Exhibit
                                                    Description of Exhibit                                 Number
                                                    ------------------------                             ----------
         (10)     Material contracts (continued):

                  Federal Income Tax Allocation Agreement dated February 29, 1980 between CNA Financial Corporation and Loews Corporation
                  (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference.)......................  10.7

                  Agreement  between  Fibreboard   Corporation  and  Continental
                  Casualty Company,  dated April 9, 1993 (Exhibit A to 1993 Form
                  8-K filed
                  April 12, 1993 incorporated herein by reference.).......................................  10.8

                  Settlement  Agreement  entered into on October 12, 1993 by and among Fibreboard  Corporation,  Continental  Casualty Company,
                  CNA  Casualty of  California,  Columbia  Casualty  Company and
                  Pacific Indemnity Company together the "Parties" (Exhibit 10.1 to September 30, 1993 Form 10-Q
                  incorporated herein by reference.)......................................................  10.9

                  Continental-Pacific  Agreement  entered  into October 12, 1993 between  Continental  Casualty  Company and Pacific  Indemnity
                  Company   (Exhibit  10.2  to  September  30,  1993  Form  10-Q
                  incorporated herein
                  by reference.)..........................................................................  10.10

                  Global  Settlement  Agreement  among  Fibreboard  Corporation,
                  Continental   Casualty   Company,   CNA  Casualty  Company  of
                  California,   Columbia  Casualty  Company,  Pacific  Indemnity
                  Company  and the  Settlement  Class  dated  December  23, 1993
                  (Exhibit 10.11 to 1993 Form 10-K incorporated herein
                   by reference.).........................................................................  10.11

                  Glossary  of  Terms  in  Global  Settlement  Agreement,  Trust
                  Agreement,  Trust  Distribution  Process and  Defendant  Class
                  Settlement Agreement as of December 23, 1993 (Exhibit 10.12 to
                  1993 Form 10-K incorporated herein
                  by reference.)..........................................................................  10.12

                  Fibreboard Asbestos Corporation Trust Agreement dated December 23, 1993
                  (Exhibit 10.13 to 1993 Form 10-K incorporated herein by reference.).....................  10.13

                  Trust Distribution Process - Annex A to the Trust Agreement as
                  of  December  23,  1993  (Exhibit  10.14  to  1993  Form  10-K
                  incorporated herein
                  by reference.)..........................................................................  10.14
                  Defendant Class Settlement Agreement dated December 22, 1993
                  (Exhibit 10.15 to 1993 Form 10-K incorporated herein by reference.).....................  10.15

                  Escrow Agreement among Continental Casualty Company, Pacific Indemnity
                  Company and The First National Bank of Chicago dated December 23, 1993
                  (Exhibit 10.16 to 1993 Form 10-K incorporated herein by reference.).....................  10.16

                                                         PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K (continued)

  (a)    3.       EXHIBITS:
                                                                                                             Exhibit
                                                    Description of Exhibit                                   Number
                                                    ------------------------                                --------
         (11)     Computation of Net Income per Common Share..............................................  11.1*

         (12)     Statements regarding computation of ratios:
                  Computation of Ratio of Earnings to Fixed Charges.......................................  12.1*
                  Computation of Ratio of Net Income, As Adjusted, to Fixed Charges.......................  12.2*

         (13)     1997 Annual Report......................................................................  13.1*

         (21)     Subsidiaries of CNA.....................................................................  21.1*

         (23)     Independent Auditors' Consent...........................................................  23.1*

         (27)     Financial Data Schedule.................................................................  27*
                  *Filed herewith

  (b)             REPORTS ON FORM 8-K:
                  None

                                                                                                 SCHEDULE I

                                                CNA FINANCIAL CORPORATION
                                                  SUMMARY OF INVESTMENTS

-----------------------------------------------------------------------------------------------------------------
December 31                                                   1997                            1996
                                                 -----------------------------  ---------------------------------
                                                             Fair    Carrying                Fair     Carrying
(In millions of dollars)                            Cost     Value    Value        Cost      Value     Value
-----------------------------------------------------------------------------------------------------------------
Fixed maturities available-for-sale:
   Bonds:

       United States government and government
        agencies and authorities-taxable....      $13,798   $13,920  $13,920     $15,047    $15,045   $15,045
       States, municipalities and political
        subdivisions-tax exempt.............        4,534     4,724    4,724       4,860      4,951     4,951
       Foreign governments and political
        subdivisions........................          998       998      998       1,200      1,214     1,214
       Public utilities.....................          340       355      355         195        205       205
       Convertibles and bonds with warrants
        attached............................            3         2        2         167        169       169
       All other corporate..................        9,280     9,452    9,452       6,022      6,071     6,071
   Redeemable preferred stocks..............           67        97       97          49         66        66
                                                   ------    ------   ------      ------     ------    ------
       Total fixed maturities
         available-for-sale.................       29,020    29,548   29,548      27,540     27,721    27,721
                                                   ------    ======   ------      ------     ======    ------

Equity securities available-for-sale:
   Common stocks:
       Public utilities.....................           --        --       --          11         15        15
       Banks, trusts and insurance companies            8         7        7         132        185       185
       Industrial and other.................          559       672      672         335        431       431
   Non redeemable preferred stocks..........          128       135      135         224        228       228
                                                   ------    ------   ------      ------     ------    ------
       Total equity securities
         available-for-sale.................          695   $   814      814         702    $   859       859
                                                   ------    ======   ------      ------     ======    ------

Mortgage loans..............................           80                 80         113                  113
Real estate.................................            5                  5          10                   10
Policy loans................................          177                177         174                  174
Other invested assets.......................          544                695         617                  681
Short-term investments......................        4,884              4,884       5,854                5,854
-----------------------------------------------------------------------------------------------------------------
         Total investments                        $35,405            $36,203     $35,010              $35,412
=================================================================================================================

                                                                                              SCHEDULE II
                                                CNA FINANCIAL CORPORATION
                                                     (PARENT COMPANY)
                                             CONDENSED FINANCIAL INFORMATION


FINANCIAL POSITION
-----------------------------------------------------------------------------------------------------------
DECEMBER 31                                                                  1997                1996
(In millions of dollars)
-----------------------------------------------------------------------------------------------------------
ASSETS:
Investments in subsidiaries.......................................       $  9,770            $ 8,099
Deferred income taxes.............................................            511                877
Notes receivable from affiliate...................................            205                205
Short-term investments............................................            174                  2
Other.............................................................              4                 16
                                                                         --------            -------
        Total assets..............................................       $ 10,664            $ 9,199
                                                                         ========            =======
LIABILITIES:
Debt..............................................................       $  1,972            $ 1,971
Federal income taxes payable......................................            108                 29
Amounts due to affiliates.........................................            106                102
Other.............................................................            169                 37
                                                                         --------            -------
        Total liabilities.........................................          2,355              2,139
        Total stockholders' equity................................          8,309              7,060
-----------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 10,664            $ 9,199
===========================================================================================================

RESULTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                              1997            1996           1995
(In millions of dollars)
----------------------------------------------------------------------------------------------------------
REVENUES:
Equity in income of subsidiaries before income tax:
   Operating income ..............................................$   956         $1,089         $   923
   Realized investment gains......................................    742            610             453
Net investment income.............................................     12             13               9
Realized investment gains (losses)................................     (4)            (5)              3
                                                                  -------         ------         -------
                                                                    1,706          1,707           1,388
                                                                  -------         ------         -------
EXPENSES:
Administrative and general expenses...............................    217            223             220
Interest expense..................................................    131            135             125
Other.............................................................      -              4               1
                                                                  -------         ------         -------
                                                                      348            362             346
                                                                  -------         ------          ------
       Income before income tax...................................  1,358          1,345           1,042
Income tax expense................................................    392            380             285
----------------------------------------------------------------------------------------------------------
       NET INCOME                                                 $   966         $  965         $   757
==========================================================================================================
           See accompanying Notes to Condensed Financial Information.

                                                                                  SCHEDULE II
                                                                                  (continued)

                                                CNA FINANCIAL CORPORATION
                                                     (PARENT COMPANY)
                                             CONDENSED FINANCIAL INFORMATION


Statement of Cash Flows
----------------------------------------------------------------------------------------------------------------
Year ended December 31                                                      1997            1996           1995
(In millions of dollars)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income........................................................... $  966         $  965          $  757
                                                                           ----           ----            ----
   Adjustments to reconcile net income to net cash flows
       from operating activities:
       Equity in income of unconsolidated affiliates.................... (1,441)        (1,377)         (1,201)
       Realized losses (gains)..........................................      4              5              (3)
       Changes in:
        Federal income taxes............................................     79            165            (113)
        Deferred income taxes...........................................    366             93             173
        Other, net......................................................   (127)          (131)             87
                                                                          ------         -----           -----
         TOTAL ADJUSTMENTS.............................................. (1,119)        (1,245)         (1,057)
                                                                          -------        ------          ------
         NET CASH FLOWS FROM OPERATING ACTIVITIES.......................   (153)          (280)           (300)
                                                                          ------         -----           -----
Cash flows from investing activities:
   Purchase of The Continental Corporation..............................      -              -          (1,126)
   Other acquisitions...................................................      -              -             (13)
   Purchases of fixed maturities........................................      -              -            (709)
   Proceeds from fixed maturities:
      Sales.............................................................      -              -             501
      Maturities........................................................      -              -             201
   Net proceeds from the sale of equity securities......................      -              -              (1)
   Change in short-term investments.....................................    (15)            (2)              1
   Other................................................................     (4)            (5)              7
                                                                          -----          -----           -----
         NET CASH FLOWS FROM INVESTING ACTIVITIES.......................    (19)            (7)         (1,139)
                                                                          ------         ------          ------
Cash flows from financing activities:
   Dividends paid to preferred shareholders.............................     (6)            (6)             (7)
   Dividend from affiliates.............................................    175            548             326
   Proceeds from issuance of long-term debt.............................      -            248           1,325
   Principal payments on  long-term debt................................      -           (500)              -
   Loan to The Continental Corporation..................................      -              -            (205)
                                                                          -----          -----           -----
         NET CASH FLOWS FROM FINANCING ACTIVITIES.......................    169            290           1,439
                                                                          -----          -----           -----
         NET CASH FLOWS                                                      (3)             3               -
Cash at beginning of year...............................................      3              -               -
-------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                      $    -         $    3          $    -
===================================================================================================================

                                                                                  SCHEDULE II
                                                                                  (continued)

                                                CNA FINANCIAL CORPORATION
                                                     (PARENT COMPANY)
                                             CONDENSED FINANCIAL INFORMATION


Statement of Cash Flows - (continued)
----------------------------------------------------------------------------------------------------------------
Year ended December 31                                                      1997            1996           1995
(In millions of dollars)
----------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information: Cash (paid) received:
       Interest ........................................................ $  (134)         $(141)          $(170)
       Federal income taxes.............................................     (95)            15             103
===================================================================================================================
Noncash  investing  activities  that are not  reflected in the Statement of Cash Flows are listed below.
                                                                            The
                                                                       Continental        Other
   December 31, 1995                                                    Corporation
--------------------------------------------------------------------------------------------------------------------
   Fair value of assets acquired.....................................    $15,259          $  13
   Liabilities assumed...............................................    (14,133)             -
                                                                         -------          -----
       Cash paid.....................................................    $ 1,126          $  13
====================================================================================================================

                               See accompanying Notes to Condensed Financial Information.

                                                             SCHEDULE II
                                                              (continued)

                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION


                    NOTES TO CONDENSED FINANCIAL INFORMATION


a.       Basis of presentation

         The condensed financial information of CNA Financial Corporation (Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the CNA Financial Corporation Annual Report to Shareholders. Investment in subsidiaries are accounted for using the equity method of accounting.

         Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 1997.

b.       Long-term debt

       -------------------------------------------------------------------------
       December 31                                                1997    1996
       (In millions of dollars)
       -------------------------------------------------------------------------
          Variable rate debt:
              Credit Facility.................................. $  400   $  400
              Commercial Paper.................................    675      675
          Senior Notes:
              8 7/8 %, due March 1, 1998.......................    150      150
              6 1/4%, due November 15, 2003....................    249      248
              6 3/4%, due November 15, 2006....................    248      248
          7 1/4%  Debenture, due November 15, 2023.............    247      247
          1.0% Urban Development Action Grant, due May 7, 2019.      3        3
      --------------------------------------------------------------------------
              Total                                             $1,972   $1,971
       =========================================================================

         CNA Financial Corporation (CNAF)has in place a revolving credit facility that was used to finance the acquisition of The Continental Corporation.The interest rate on the facility is based on the London Interbank Offered Rate (LIBOR), plus 16 basis points. Additionally, there is a facility fee of 9 basis points annually. The average interest rate on the borrowings under the revolver at December 31, 1997 and 1996, respectively was 6.16% and 5.72%.

         To take advantage of favorable   interest   rates,   CNAF
         established   a  commercial   paper  program  to  replace borrowings
         under the revolving credit facility. The commercial paper borrowings are classified as long-term as $675 million of the committed bank facility will support the commercial paper program. The weighted average interest rate on commercial paper at December 31, 1997 was 6.05% compared to 5.67% at December 31, 1996.

         At year end 1997, the outstanding loans under the revolving credit facility were $400 million. There was no unused borrowing capacity under the facility after the effects of the commercial paper program.

                                                         SCHEDULE II
                                                         (continued)

         To offset the variable rate characteristics of the facility, CNAF entered into interest rate swap agreements with several banks having a total notional principal amount of $950 million, which terminate from May 2000 to December 2000. These agreements provide that CNAF pay interest at a fixed rate, averaging 6.20% at December 31, 1997 and 1996, in exchange for the receipt of interest at the three month LIBOR rate. The

                                                         SCHEDULE II
                                                         (continued)


                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION


              NOTES TO CONDENSED FINANCIAL INFORMATION--(CONTINUED)


         effect of these interest rate swaps was to increase interest expense by $4 million and $7 million for the years ended December 31, 1997 and 1996, respectively.

         The weighted average interest rate (interest and facility fees) on the variable rate acquisition debt, which includes the revolving credit facility and commercial paper was 6.35% and 6.28% at December 31, 1997 and 1996, respectively. This rate reflects the effect of the interest rate swaps.

         On August 18, 1997, CNAF filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to $1 billion of senior and subordinated debt and preferred stock that became effective on October 22, 1997. This new shelf registration incorporated $250 million of securities remaining available for issuance from a prior shelf registration. On January 8, 1998, the Company issued $150 million principal amount of 6.45% senior notes due January 15, 2008 and $150 million principal amount of 6.95% senior notes due January 15, 2018.

         The net proceeds were used to pay down bank loans drawn under the Company's revolving credit facility. Concurrent with the reduction in bank debt, the Company terminated $300 million in notional amount of interest rate swaps.

         On March 2, 1998 CNAF paid at the due date $150 million of 8 7/8% senior notes with funds drawn against the revolving credit facility (unaudited).

     c.  Management and admininstrative expenses

         CNAF has reimbursed, or will reimburse, its subsidiaries for general management and administrative expenses, unallocated loss adjustment expenses and investment expense of $217 million, $223 million and $218 million in 1997, 1996 and 1995, respectively.

     d.  Capital contributions

         There were no contributions made by CNAF to the capital of its insurance and other subsidiaries in 1997, 1996 or 1995.
--------------------------------------------------------------------------------

                                                                                 SCHEDULE III
                            CNA FINANCIAL CORPORATION
                       SUPPLEMENTARY INSURANCE INFORMATION

------------------------------------------------------------------------------------------------
                                                          Gross Insurance Reserves
                                               -------------------------------------------------

                                               Claim
                                Deferred        and         Future                    Policy-
                               Acquisition     Claim        Policy      Unearned     holders'
(In millions of dollars)          Costs       Expense      Benefits     Premiums       Funds
------------------------------ ------------ ------------ ------------- ------------ ------------
December 31, 1997
   Property/Casualty:
     Commercial............     $    804     $ 25,624     $     91      $  3,717      $  150
     Personal..............          358        1,386          445           963           2
     Involuntary risks.....           --        1,230           --            20          --
   Life:
     Individual............          934          114        3,593            --          31
     Group.................           46          555          700            --         559
                                 -------      -------      -------       -------       -----
       Subtotal............        2,142       28,909        4,829         4,700         742
   Other and intercompany
     eliminations..........            -          318            -             -           -
                                 -------      -------      -------       -------       -----
                                $  2,142     $ 29,227     $  4,829      $  4,700      $  742
                                 =======      =======      =======       =======       =====
December 31, 1996
   Property/Casualty:
     Commercial............     $    822     $ 25,887     $     47      $  3,591      $  172
     Personal..............          262        1,557          326         1,044           -
     Involuntary risks.....            -        1,951            -            24           -
   Life:
     Individual............          736          148        3,138             -          30
     Group.................           34          519          670             -         544
                                 -------      -------      -------       -------         ---
       Subtotal............        1,854       30,062        4,181         4,659         746
   Other and intercompany
     eliminations..........           --          333           --            --          --
                                 -------      -------      -------       -------       -----
                                $  1,854     $ 30,395     $  4,181      $  4,659      $  746
                                 =======      =======      =======       =======       =====
December 31, 1995
   Property/Casualty:
     Commercial............     $    702     $ 27,309     $     38      $  3,607      $  163
     Personal..............          258        1,427          260           869           -
     Involuntary risks.....            9        2,308            -            73           -
   Life:
     Individual............          505          162        2,679             -          31
     Group.................           19          473          539             -         511
                                 -------      -------      -------       -------       -----
       Subtotal............        1,493       31,679        3,516         4,549         705
   Other and intercompany
     eliminations..........           --          353           --            --          --
                                 -------      -------      -------       -------       -----
                                $  1,493     $ 32,032     $  3,516      $  4,549      $  705
                                 =======      =======      =======       =======       =====

*Premiums written relates to property/casualty companies only.

                                                                           SCHEDULE III
                            CNA FINANCIAL CORPORATION
                 SUPPLEMENTARY INSURANCE INFORMATION - CONTINUED
--------------------------------------------------------------------------------------------------------
                                                                      Amortization
                                                       Insurance         of
                               Net          Net       Claims and      Deferred       Other
                             Premium    Investment   Policyholders'  Acquisition   Operating    Premiums
(In millions of dollars)     Revenue      Income       Benefits        Costs       Expenses      Written*
---------------------------------------------------------------------------------------------------------
December 31, 1997
   Property/Casualty:
     Commercial............  $ 8,418     $ 1,601      $ 7,369        $ 1,855     $ 1,148      $ 8,570
     Personal..............    1,651         146          991            407         191        1,803
     Involuntary risks.....     (142)         43         (383)            --         107         (187)
   Life:
     Individual............      645         248          633            122          99           --
     Group.................    2,790         171        2,643             (1)        318           --
                              ------      ------       ------         ------      ------       ------
       Subtotal............   13,362       2,209       11,253          2,383       1,863       10,186
   Other and intercompany
     eliminations..........        -           -            -              -           2            -
                              ------      ------       ------         ------      ------       ------
                             $13,362     $ 2,209      $11,253        $ 2,383     $ 1,865      $10,186
                              ======      ======       ======         ======      ======       =======
December 31, 1996
   Property/Casualty:
     Commercial............  $ 8,297     $ 1,623      $ 6,703        $ 1,715     $ 1,104      $ 8,593
     Personal..............    1,536         166        1,184            402         273        1,731
     Involuntary risks.....      294          92          244             62          92          287
   Life:
     Individual............      631         227          667             26         129            -
     Group.................    2,743         173        2,579            (13)        322            -
                              ------      ------       ------         ------      ------       ------
       Subtotal............   13,501       2,281       11,377          2,192       1,920       10,611
   Other and intercompany
     eliminations..........      (22)         (5)         (20)            --         (40)          --
                              ------      ------       ------         ------      ------       ------
                             $13,479     $ 2,276      $11,357        $ 2,192     $ 1,880      $10,611
                              =======     ======       ======         ======       =====       ======
December 31, 1995
   Property/Casualty:
     Commercial............ $  7,226     $ 1,463      $ 5,995        $ 1,495     $   915      $ 7,561
     Personal..............    1,215         132          892            271         229        1,254
     Involuntary risks.....      284         104          234             17         146          311
   Life:
     Individual............      530         214          507             71         134            -
     Group.................    2,503         155        2,340            (10)        276            -
                              ------      ------       ------         ------      ------       -------
       Subtotal............   11,758       2,068        9,968          1,844       1,700        9,126
   Other and intercompany
     eliminations..........      (23)          9          (24)            --         (20)          --
                              ------      ------       ------         ------      ------       ------
                            $ 11,735     $ 2,077      $ 9,944        $ 1,844     $ 1,680      $ 9,126
                              =======     ======       ======         ======       =====       ======

                                                                    SCHEDULE V
                            CNA FINANCIAL CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

----------------------------------------------------------------------------------------------------------------
                                                     Balance at   Charged to   Charged to            Balance at
                                                     Beginning    Costs and     Other                  End of
(In millions of dollars)                             of Period    Expenses      Amounts    Deductions  Period
----------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997 Deducted from assets:
     Allowance for doubtful accounts:
       Receivables.................................  $ 277        $  30        $    -      $   4     $ 303
                                                     =====        =====        ======     ======     =====
Year Ended December 31, 1996
       Deducted from assets:
       Allowance for doubtful accounts:
       Receivables.................................  $ 289        $  34        $    -      $  46     $ 277
                                                     =====        =====        ======      =====     =====
Year Ended December 31, 1995
     Deducted from assets:
     Allowance for doubtful accounts:
     Receivables.................................    $ 128        $  39        $  143*     $   21     $ 289
                                                     =====        =====         ======     ======     =====
--------------------------------------------------------------------------------------------------------------
* Includes Continental allowance at the acquisition date.

                                                                  SCHEDULE VI
                            CNA FINANCIAL CORPORATION
             SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY
                              INSURANCE OPERATIONS

--------------------------------------------------------------------------------------------------------
                                                                        Consolidated Property/
                                                                           Casualty Entities
                                                                   -------------------------------------
Year Ended December 31                                              1997          1996         1995
(In millions of dollars)
--------------------------------------------------------------------------------------------------------
Deferred acquisition costs....................................    $1,162      $  1,084    $    969

Reserves for unpaid claims and claim expenses.................    28,240        29,830      31,044

Discount deducted from claim and claim expense reserves above
  (based on interest rates ranging from 3.5% to 7.5%).........     2,409         2,459       2,449

Unearned premiums.............................................     4,700         4,659       4,549

Earned premiums...............................................     9,927        10,127       8,725

Net investment income.........................................     1,790         1,881       1,699

Claim and claim expenses related to current year..............     7,942         7,922       6,787

Claim and claim expenses related to prior years...............      (256)          (91)        122

Amortization of deferred acquisition costs....................     2,262         2,179       1,783

Paid claim and claim expenses.................................     8,376         9,200       7,057

Premiums written..............................................    10,186        10,611       9,126
--------------------------------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
CNA Financial Corporation

We have audited the consolidated financial statements of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated February 18, 1998. Such consolidated financial statements and report are included in the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of CNA Financial
Corporation and subsidiaries listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/S/DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
February 18, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           CNA Financial Corporation

           By                    /S/LAURENCE A. TISCH
                 --------------------------------------------------------
                                    Laurence A. Tisch
                                 Chief Executive Officer
                              (Principal Executive Officer)

           By                  /S/W.JAMES MACGINNITIE
                 --------------------------------------------------------
                                  W. James MacGinnitie
                                Senior Vice President and
                                 Chief Financial Officer

Date: March 30, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


            Signature                      Title


    /S/ANTOINETTE COOK BUSH             Director            |
----------------------------------                          |
       Antoinette Cook Bush                                 |
                                                            |
                                                            |
    /S/DENNIS H. CHOOKASZIAN            Director            |
----------------------------------                          |
       Dennis H. Chookaszian                                |
                                                            |
                                                            |
    /S/PHILIP L. ENGEL                  Director            |       Dated
----------------------------------                          |
       Philip L. Engel                                      |
                                                            |   March 30, 1998
                                                            |
    /S/ROBERT P. GWINN                  Director            |
----------------------------------                          |
       Robert P. Gwinn                                      |
                                                            |
                                                            |
    /S/WALTER F. MONDALE                Director            |
--------------------------------                            |
       Walter F. Mondale                                    |

            SIGNATURE                             TITLE


    /S/EDWARD J. NOHA                Chairman of the Board  |
----------------------------------     and Director         |
       Edward J. Noha                                       |
                                                            |
                                                            |
    /S/JOSEPH ROSENBERG              Director               |
----------------------------------                          |
       Joseph Rosenberg                                     |
                                                            |
                                                            |
    /S/RICHARD L. THOMAS             Director               |       Dated
----------------------------------                          |
       Richard L. Thomas                                    |
                                                            |   March 30, 1998
                                                            |
    /S/JAMES S. TISCH                Director               |
----------------------------------                          |
       James S. Tisch                                       |
                                                            |
                                                            |
    /S/LAURENCE A. TISCH             Chief Executive Officer|
----------------------------------   and Director           |
       Laurence A. Tisch                                    |
                                                            |
                                                            |
    /S/PRESTON R. TISCH              Director               |
---------------------------------                           |
       Preston R. Tisch                                     |
                                                            |
                                                            |
    /S/MARVIN ZONIS                  Director               |
-------------------------------                             |
       Marvin Zonis                                         |
                                                            |

                                                                   EXHIBIT 11.1
                            CNA FINANCIAL CORPORATION
                   COMPUTATION OF NET INCOME PER COMMON SHARE

=============================================================================================
Year Ended December 31                              1997     1996     1995     1994   1993
(In millions, except per share data)
-----------------------------------------------------------------------------------------------
Weighted average shares outstanding................  61.8    61.8    61.8    61.8     61.8
                                                   ======  ======  ======  ======   ======

Net income.........................................$  966  $  965  $  757  $   36   $  268
Less preferred stock dividends.....................     7       7       7       5        4
                                                   ------  ------  -------   ----   ------
Net income available to common stockholders........$  959  $  958  $  750  $   31   $  264
                                                   ======  ======  ======  ======   ======

Earnings per share:
   Net income available to common stockholders.....$15.52  $15.51  $12.14  $ 0.51   $ 4.26
                                                   ======  ======  ======  ======   ======


                                                                    EXHIBIT 12.1

                            CNA FINANCIAL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

---------------------------------------------------------------------------------------------
Year Ended December 31                             1997     1996     1995      1994    1993
(In millions of dollars, except ratios)
---------------------------------------------------------------------------------------------
Income before income tax ........................$ 1,358  $ 1,345  $ 1,042    $(134)   $  94
Adjustments:
   Interest expense..............................    198      200      182       71       36
   Interest element of operating lease rental....     34       32       47       19       18
                                                 -------- -------  -------    ------   -----
Income before income tax, as adjusted............$ 1,590  $ 1,577  $ 1,271    $ (44)   $ 148
                                                  ======  =======  =======    ======   =====


Fixed charges:
   Interest expense..............................$   198  $   200  $   182    $  71    $  36
   Interest element of operating lease rental....     34       32       47       19       18
                                                 -------  -------  -------    -----    -----
Total fixed charges..............................$   232  $   232  $   229    $  90    $  54
                                                  ======  =======  =======    =====    =====

Ratio of earnings to fixed charges (1)...........    6.8      6.8      5.6     (0.5)     2.7
---------------------------------------------------------------------------------------------

(1) For purposes of computing this ratio, earnings consist of income before income taxes plus fixed charges of consolidated companies. Fixed charges consist of interest and that portion of operating lease rental expense which is deemed to be an interest factor for such rentals.

                                                                    EXHIBIT 12.2

                            CNA FINANCIAL CORPORATION
                       COMPUTATION OF RATIO OF NET INCOME,
                          AS ADJUSTED, TO FIXED CHARGES

------------------------------------------------------------------------------------------------------
Year Ended December 31                                      1997     1996     1995   1994   1993
(In millions of dollars, except ratios)
------------------------------------------------------------------------------------------------------
Net income................................................$   966 $   965  $  757   $   37   $  268
Adjustments:
   Interest expense, after tax............................    129     130     119       46       24
   Interest element of operating lease rental, after tax..     22      21      30       12       12
                                                           ------  ------   -----    -----    -----
Net income, as adjusted...................................$ 1,117 $ 1,116  $  906   $   95   $  304
                                                           ======  ======   =====    =====    =====

Fixed charges:
   Interest expense, after tax............................$   129 $   130     119   $   46   $   24
   Interest element of operating lease rental, after tax..     22      21      30       12       12
                                                           ------  -------  -----    -----    -----
Total fixed charges.......................................$   151 $   151  $  149   $   58   $   36
                                                           ======  ======   =====    =====    =====


Ratio of net income, as adjusted, to fixed charges (1)....    7.4      7.4    6.1      1.6      8.6
------------------------------------------------------------------------------------------------------

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

                                                                    EXHIBIT 21.1
                           PRIMARY SUBSIDIARIES OF CNA



                                                         PLACE OF INCORPORATION
COMPANY


AMS Services, Inc.                                            Delaware

Alexsis, Inc.                                                 Maryland

American Casualty Company of Reading, Pennsylvania (ACCO)     Pennsylvania

Boston Old Colony Insurance Company                           Massachusetts

Claims Administration Corp.                                   Maryland

CNA Casualty of California                                    California

CNA Surety Corporation                                        Delaware

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

Firemen's Insurance Company of Newark, New Jersey             New Jersey

Kansas City Fire and Marine Insurance Company                 Missouri

National Fire Insurance Company of Hartford (NFI)             Connecticut

National-Ben Franklin Insurance Company of Illinois           Illinois

Niagara Fire Insurance Company                                Delaware

Pacific Insurance Company                                     California

                                                         PLACE OF INCORPORATION
COMPANY


The Buckeye Union Insurance Company                            Ohio

The Continental Corporation, Inc.                              New York

The Continental Insurance Company                              New Hampshire

The Continental Insurance Company of New Jersey                New Jersey

Convida Holdings, Ltd.                                         Bahamas

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

Western National Warranty Corporation                          Arizona

All other subsidiaries, when aggregated, are not considered significant.

                                                                 EXHIBIT 23.1

                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-50753 of CNA Financial Corporation and subsidiaries on Form S-3 of our reports dated February 18, 1998, appearing in and incorporated by reference in the Annual Report on Form 10-K of CNA Financial Corporation and subsidiaries for the year ended December 31, 1997.




/S/DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
March 30, 1998