Form 10-Q
period 1998-03-31
CNA FINANCIAL CORP
filed 1998-05-15
CIK 21175

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


For the Quarterly Period Ended March 31, 1998     Commission File Number 1-5823

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                               Outstanding at May 1, 1998
----------------------------               --------------------------
Common Stock, Par value $2.50                       61,798,262
--------------------------------------------------------------------------------

                            CNA FINANCIAL CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION                                       PAGE NO.
-------   ---------------------                                       --------

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

 CONDENSED CONSOLIDATED BALANCE SHEET
  MARCH 31, 1998 (Unaudited) and DECEMBER 31, 1997...................     3

 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.................     4

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.................     5

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.................     6

 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  STATEMENTS (Unaudited) MARCH 31, 1998..............................     7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..........................    17


PART II.  OTHER INFORMATION
--------  ------------------

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K........................    30

SIGNATURES...........................................................    31

EXHIBIT 11.  COMPUTATION OF NET INCOME PER COMMON SHARE...............   32

EXHIBIT 12.1 COMPUTATION OF RATIO OF EARNINGS TO FIXED
             CHARGES..................................................   33

EXHIBIT 12.2 COMPUTATION OF RATIO OF NET INCOME, AS ADJUSTED,
             TO FIXED CHARGES.........................................   33

EXHIBIT 27.  FINANCIAL DATA SCHEDULE..................................   34
                                      (2)

CNA FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------------------
                                                                                     MARCH 31     DECEMBER 31
                                                                                       1998          1997
(In millions of dollars)                                                           (Unaudited)
--------------------------------------------------------------------------------------------------------------
ASSETS
  Investments:
    Fixed maturities available for sale (cost: $29,327 and $29,020)...............  $29,797           $29,548
    Equity securities available for sale (cost: $802 and $695)....................      982               814
    Mortgage loans and real estate (less accumulated depreciation: $1 and $1).....       84                85
     Policy loans.................................................................      178               177
     Other invested assets........................................................      780               695
     Short-term investments ......................................................    4,895             4,884
                                                                                    -------          --------
        Total investments.........................................................   36,716            36,203
  Cash............................................................................      201               383
  Receivables:
     Reinsurances.................................................................    5,773             5,726
     Insurance   .................................................................    6,730             6,086
     Other trade .................................................................      276               248
     Less allowance for doubtful accounts.........................................     (305)             (303)
  Deferred acquisition costs......................................................    2,291             2,142
  Accrued investment income.......................................................      407               389
  Receivables for securities sold.................................................      538               744
  Federal income taxes recoverable (includes $23 and $26 due from Loews)..........       15                18
  Deferred income taxes...........................................................    1,069             1,070
  Property and equipment at cost (less accumulated depreciation:$605 and $553)....      744               747
  Prepaid reinsurance premiums....................................................      367               202
  Intangibles.....................................................................      625               620
  Other assets....................................................................      940             1,182
  Separate Account business.......................................................    5,736             5,812
--------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                   $62,123           $61,269
==============================================================================================================

                           CNA FINANCIAL CORPORATION

--------------------------------------------------------------------------------------------------------------
                                                                                     MARCH 31     DECEMBER 31
                                                                                       1998          1997
(In millions of dollars)                                                           (Unaudited)
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Insurance reserves:
     Claim and claim expense........................................................ 29,401           $29,227
     Unearned premiums..............................................................  5,268             4,700
     Future policy benefits.........................................................  4,982             4,829
     Policyholders' funds...........................................................    757               742
  Securities sold under repurchase agreements.......................................    546               153
  Payables for securities purchased.................................................    752               648
  Participating policyholders' equity...............................................    136               132
  Long-term debt....................................................................  2,893             2,897
  Other liabilities.................................................................  3,136             3,820
  Separate Account business.........................................................  5,736             5,812
                                                                                    --------          --------
      TOTAL LIABILITIES............................................................. 53,607            52,960
                                                                                    ========          ========
Commitments and contingent liabilities - Notes C and D
Stockholders' equity:
  Common stock ($2.50 par value;  Authorized -  200,000,000  shares;
   Issued - 61,841,969 shares  Outstanding - 61,798,262 shares)......................   155               155
  Money market cumulative preferred stock...........................................    150               150
  Additional paid-in capital........................................................    435               435
  Retained earnings.................................................................  7,215             6,983
  Accumulated other comprehensive income............................................    564               589
  Treasury stock, at cost...........................................................     (3)               (3)
                                                                                    --------          --------
      TOTAL STOCKHOLDERS' EQUITY....................................................  8,516             8,309
--------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $62,123           $61,269
==============================================================================================================

      See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).
                                       (3)

                            CNA FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

-------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                       1998          1997
(In millions of dollars, except per share data)
-------------------------------------------------------------------------


Revenues:
 Premiums....................................... $3,368         $3,347
 Net investment income..........................    562            564
 Realized investment gains .....................    183             66
 Other..........................................    215            155
                                                 -------        --------
                                                  4,328          4,132
                                                 -------        --------
Benefits and expenses:
 Insurance claims and policyholders' benefits...  2,850          2,892
 Amortization of deferred acquisition costs.....    588            520
 Other operating expenses.......................    504            443
 Interest expense...............................     55             49
                                                 -------        --------
                                                  3,997          3,904
                                                 -------        --------
  Income before income tax.....................     331            228
Income tax expense.............................      98             50
                                                 -------        --------
   Net income                                    $  233         $  178
------------------------------------------------------------------------
EARNINGS PER SHARE
------------------
Net income ....................................  $ 3.75         $ 2.85
                                                 =======        ========
Weighted average outstanding shares of
common stock (in millions of shares)...........    61.8           61.8
========================================================================
 See accompanying Notes to Condensed Consolidated Financial Statements
                           (Unaudited).
                                      (4)

                            CNA FINANCIAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                        ACCUMULATED
                                                        ADDITIONAL COMPREHENSIVE        OTHER             TOTAL
                            COMMON  PREFERRED  TREASURY  PAID IN     INCOME   RETAINED  COMPREHENSIVE  STOCKHOLDERS'
(in millions of dollars)    STOCK     STOCK      STOCK   CAPITAL     (LOSS)   EARNINGS  INCOME (LOSS)     EQUITY
----------------------------------------------------------------------------------------------------------------------
BALANCE,JANUARY 1, 1997     $  155  $  150     $   (3)   $   435               $6,024     $   299        $7,060
Comprehensive income:
  Net income................    -       -           -         -      $   178      178          -            178
Other comprehensive income
(loss):
  Unrealized investment
  gains/losses net of
  reclassification adjustment
  and taxes.................    -       -           -         -         (363)       -        (363)         (363)
                                                                     ---------
Total Comprehensive income...                                        $  (185)
                                                                     =========
Preferred dividends........     -       -           -         -                    (2)         -             (2)
--------------------------- ------ -------     -------   ---------             -------    --------       -------
BALANCE, MARCH 31, 1997     $  155  $  150     $   (3)   $   435               $6,200     $   (64)       $6,873
=================================================================              =================================

BALANCE, DECEMBER 31, 1997  $  155  $  150         (3)       435               $6,983     $   589        $8,309
Comprehensive income:
  Net income................    -       -           -         -      $   233      233          -            233
Other comprehensive income
(loss):
  Unrealized investment
  gains/losses net of
  reclassification adjustment   -       -           -         -          (25)      -          (25)         (25)
  and taxes...................
                                                                     ---------
Total Comprehensive income....                                       $   208

                                                                     =========
Preferred dividends.......      -       -           -         -                    (1)         -            (1)
--------------------------- ------ -------     --------  -------               --------   --------      -------
BALANCE, MARCH 31, 1998     $  155  $  150     $   (3)   $   435               $7,215     $   564       $8,516
=================================================================              ================================

      See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).
                                      (5)

                            CNA FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                                    1998         1997
(In millions of dollars)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income ..............................................................................   $    233     $   178

 Adjustments  to  reconcile  net  income  to  net cash  flows  from  operating activities:
  Net realized investment gains, pre-tax .................................................       (183)        (66)
  Participating policyholders' interest...................................................          7           2
  Amortization of intangibles.............................................................          9           7
  Amortization of bond discount...........................................................        (20)        (64)
  Depreciation............................................................................         48          33
  Changes in:
   Insurance receivables, net.............................................................       (717)       (230)
   Deferred acquisition costs.............................................................       (149)       (130)
   Accrued investment income..............................................................        (18)         33
   Federal income taxes...................................................................          3         (48)
   Deferred income taxes..................................................................         10          87
   Prepaid reinsurance premiums...........................................................       (165)         35
   Insurance reserves.....................................................................        916         574
   Other liabilities......................................................................       (401)     (1,080)
    Other, net............................................................................        187         (68)
                                                                                             --------      --------
         Total adjustments ...............................................................       (473)       (915)
                                                                                             --------      --------
         NET CASH FLOWS FROM OPERATING ACTIVITIES ........................................       (240)       (737)
                                                                                             --------      --------

                            CNA FINANCIAL CORPORATION

                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                                    1998         1997
(In millions of dollars)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed maturities............................................................     (8,340)     (8,493)
 Proceeds from fixed maturities:
  Sales...................................................................................      7,809       8,708
  Maturities, calls and redemptions.......................................................        676         603
 Purchases of equity securities...........................................................       (307)       (409)
 Proceeds from sale of equity securities..................................................        192         301
 Change in short-term investments.........................................................       (182)     (1,664)
 Purchases of property and equipment .....................................................        (51)        (45)
 Change in securities sold under repurchase agreements....................................        393       1,853
 Change in other investments..............................................................       (117)         47
 Other, net...............................................................................         (5)        (12)
                                                                                               ---------   --------
         NET CASH FLOWS FROM INVESTING ACTIVITIES ........................................         68         889
                                                                                               ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid to preferred stockholders..................................................        (1)         (2)
 Receipts from investment contracts credited to policyholder account balances.............          1           3
 Return of policyholder account balances on investment contracts..........................         (6)         (7)
 Principal payments on long-term debt.....................................................       (301)         (1)
 Proceeds from issuance of long-term debt.................................................        297           -
                                                                                               ---------   --------
        NET CASH FLOWS FROM  FINANCING ACTIVITIES.........................................        (10)         (7)
                                                                                               ---------   --------
        Net cash flows....................................................................       (182)        145
Cash at beginning of period...............................................................        383         257
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                        $    201      $  402
=======================================================================================================================
Supplemental disclosures of cash flow information:
 Cash paid:
 Interest ................................................................................   $    (45)     $  (42)
 Federal income taxes.....................................................................        (70)         -
=======================================================================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).
                                      (6)

                            CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


NOTE A.  Basis of Presentation:

     The consolidated financial statements (unaudited) include CNA Financial Corporation ("CNAF" or "the Company") and its operating subsidiaries which consist of property/casualty insurance companies (principally Continental Casualty Company and The Continental Insurance Company) and life insurance companies (principally Continental Assurance Company and Valley Forge Life Insurance Company), collectively CNA. Loews Corporation (Loews) owns approximately 84% of the outstanding common stock of CNAF.

         CNA is a multiple-line insurer underwriting property and casualty coverages; life, accident and health insurance; and pension and annuity business. CNA serves a wide spectrum of insureds, including individuals; small, medium and large businesses; associations; professionals and groups.

         The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in CNAF's Annual Report to Shareholders (incorporated by reference in Form 10-K) for the year ended December 31, 1997 (filed with the Commission on March 31, 1998) and the information shown below.

     The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 1998. All significant intercompany amounts have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of CNA's management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows.


NOTE B.  Restricted Investments:

     On December 30, 1993, CNA deposited $987 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note C below. At March 31, 1998, the escrow account amounted to $1.1 billion. The majority of the funds are included in short-term investments and are invested primarily in U. S. Treasury Securities.

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

         Casualty, Fibreboard and Pacific Indemnity have also reached an agreement (the "Trilateral Agreement") on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval.

         On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects to both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. Petitions for rehearing by the panel and Suggestions for Rehearing by the entire Fifth Circuit Court of Appeals as respects to the decision on the Global Settlement Agreement were denied. Two petitions for certiorari were filed in the Supreme Court as respects the Global Settlement Agreement. On June 27, 1997, the Supreme Court granted these petitions, vacated the Fifth Circuit's judgment as respects to the Global Settlement Agreement, and remanded the matter to the Fifth Circuit for reconsideration in light of the Supreme Court's decision in Amchem Products Co.
V. Windsor.

     On January 27, 1998, a panel of United States Fifth Circuit Court of Appeals again approved the Global Settlement Agreement by a 2 to 1 vote. Two sets of Objectors filed petitions for certiorari, which were docketed on April 16 and 17, 1998, by the United States Supreme Court. The Settling Parties will file papers in opposition of the petitions on May 18, 1998.

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

     On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1.53 billion to a trust fund for a class of all future
                                      (8)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. As indicated above, the Global Settlement approval has been approved by the Fifth Circuit a second time, but the Objectors have petitioned the Supreme Court for review of the decision. There is limited precedent with settlements which determine the rights of future personal injury claimants to seek relief.

         Through March 31, 1998, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 135,400 claims, for an estimated settlement amount of approximately $1.6 billion plus any applicable interest. Final court approval of the Trilateral Agreement obligates Casualty to pay under these settlements. Approximately $1.6 billion (including interest of $182 million) was paid through March 31, 1998. Such payments have been partially recovered from Pacific Indemnity. Casualty may negotiate other agreements for unsettled claims.

     Final court approval of the Trilateral Agreement and its implementation resolved Casualty's exposure with respect to the Fibreboard asbestos claims. Casualty does not anticipate further material exposure with respect to the Fibreboard matter, and subsequent adverse reserve adjustments, if any, are not expected to materially affect the results of operations or equity of CNA.

TOBACCO LITIGATION

         CNA's primary property/casualty subsidiaries have been named as defendants as part of a "direct action" lawsuit, Richard P. Ieyoub v. The American Tobacco Company, et al., filed by the Attorney General for the State of Louisiana, in state court, Calcasieu Parish, Louisiana. In that suit, filed against certain tobacco manufacturers and distributors (the "Tobacco Defendants") and over 100 insurance companies, the State of Louisiana seeks to recover medical expenses allegedly incurred by the State as a result of tobacco-related illnesses.

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

         In June of 1997, the United States District Court for the Western District of Louisiana, Lake Charles Division, granted a petition to remove this litigation to the federal district court. The district court's decision is currently on appeal to the United States Fifth Circuit Court of Appeals. During the pending appeal, all proceedings in state court and in the federal district court are stayed. Because of the uncertainties inherent in assessing the risk of liability at this very early stage of the litigation, management is unable to make a meaningful estimate of the amount of range of any loss that could result from an unfavorable outcome of the pending litigation. However, management believes that the ultimate outcome of the pending litigation should not materially affect the results of operations or equity of CNA.

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

         The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by "Potentially Responsible Parties" ("PRPs"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establish mechanisms to pay for clean-up of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency on its National Priorities List (NPL). The addition of new clean-up sites to the NPL has slowed in recent years. Many clean up sites have been designated by state authorities as well.

         Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether clean-up costs are considered damages under the policies, trigger of coverage, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

         A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress in 1997 and it is unclear as to what positions the Congress or the Administration will take and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean up may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

         Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

     As of March 31, 1998 and December 31, 1997, CNA carried approximately $701 million and $773 million, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution claims. The reserves relate to claims for accident years 1988 and prior, after which CNA adopted the Simplified Commercial General Liability coverage form which includes an absolute pollution exclusion. There was no unfavorable environmental pollution reserve development for the three months ended March 31, 1998 and 1997.

                                      (10)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     CNA's insurance subsidiaries have exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation. Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of March 31, 1998 and December 31, 1997, CNA carried approximately $1.3 billion and $1.4 billion, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable asbestos claim reserve development for the periods ended March 31, 1998 and 1997 totaled $14 million and $12 million, respectively.


|-----------------------------------------------------------------------------|
|RESERVE SUMMARY                  MARCH 31, 1998           DECEMBER 31, 1997  |
|                             ----------------------   -----------------------|
|                             ENVIRONMENTAL            ENVIRONMENTAL          |
|(In millions of dollars)     POLLUTION    ASBESTOS    POLLUTION      ASBESTOS|
|-----------------------------------------------------------------------------|
|                                                                             |
| Reported claims:                                                            |
| Gross reserves                $318         $1,228         $279      $ 1,384 |
| Less reinsurance recoverable   (42)          (106)         (36)        (117)|
|                               -----         ------        -----     --------|
| Net  reported claims           276          1,122          243        1,267 |
| Net unreported claims          425            178          530          133 |
|-----------------------------------------------------------------------------|
|NET RESERVES                   $701         $1,300         $773      $ 1,400 |
|=============================================================================|

         The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.
                                      (11)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE D.  Reinsurance:

          CNA assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk, and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk.

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

|-----------------------------------------------------------------------------|
|THREE MONTHS ENDED MARCH 31             EARNED PREMIUMS             ASSUMED/ |
|                               ------------------------------------          |
|                                                                        NET  |
|(In millions of dollars)          DIRECT    ASSUMED   CEDED     NET      %   |
|------------------------------ ----------------------------------------------|
|                                                                             |
|1998                                                                         |
|  Property/casualty            $ 1,817    $ 373    $ 138   $ 2,052   18.2 %  |
|  Accident and health            1,091       78       91     1,078    7.2    |
|  Life                             251       36       49       238   15.1    |
|-----------------------------------------------------------------------------|
|     TOTAL PREMIUMS            $ 3,159    $ 487    $ 278   $ 3,368   14.5 %  |
|=============================================================================|
|                                                                             |
|1997                                                                         |
|  Property/casualty            $ 2,164    $ 236    $ 228   $ 2,172   10.9 %  |
|  Accident and health              945       29       31       943    3.1    |
|  Life                             227       29       24       232   12.5    |
|=============================================================================|
|     TOTAL  PREMIUMS           $ 3,336    $ 294    $ 283   $ 3,347    8.8 %  |
|=============================================================================|

         In the table above, life premium revenue is from long duration contracts, property/casualty earned premium is from short duration contracts, and approximately three-quarters of accident and health earned premiums are from short duration contracts.

     Insurance claims and policyholders' benefits are net of reinsurance recoverable of $179 million and $248 million for the three months ending March 31, 1998 and 1997, respectively.
                                      (12)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E.  Debt:

Borrowings consisted of the following:

|--------------------------------------------------------------------------------------------------|
|  DEBT                                                                March 31        December 31 |
|  (In millions of dollars)                                              1998             1997     |
|--------------------------------------------------------------------------------------------------|
|  Variable Rate Debt:                                                                             |
|       Credit Facility                                                $    250       $    400     |
|       Commercial Paper                                                    675            675     |
|       Credit Facility - CNA Surety                                        118            118     |
|  Senior Notes:                                                                                   |
|       8.875%, due March 1, 1998                                            -             150     |
|       6.45% due January 15, 2008                                          149             -      |
|       6.95% due January 15, 2018                                          148             -      |
|       8.25%, due April 15, 1999                                           101            102     |
|       7.25%, due March 1, 2003                                            147            146     |
|       6.25%, due November 15, 2003                                        249            249     |
|       6.75%, due November 15, 2006                                        248            248     |
|       8.375%, due August 15, 2012                                          98             98     |
|  7.25% Debenture, due November 15, 2023                                   247            247     |
|  11% Secured Mortgage Notes, due June 1, 2013                             389            389     |
|  6.90% - 16.29% Secured Capital  Leases,  due December  31, 2011           46             47     |
|  Other  debt,  due 1998  through  2019 (rates of 1% to 12.71%)             28             28     |
| -------------------------------------------------------------------------------------------------|
|  TOTAL DEBT                                                          $  2,893       $  2,897     |
|==================================================================================================|

    The Company has in place a revolving credit facility that was used to finance the acquisition of The Continental Corporation (Continental). The interest rate for the credit facility is based on the London Interbank Offered Rate (LIBOR), plus 16 basis points. Additionally, there is a facility fee of 9 basis points annually. The average interest rate on the borrowings under the credit facility at March 31, 1998 was 5.85% compared to 5.61% at March 31, 1997.

         To take advantage of favorable interest rates, CNA established a commercial paper program to replace borrowings under the revolving credit facility. The commercial paper borrowings are classified as long-term as $675 million of the committed bank facility will support the commercial paper program. The weighted-average interest rate on commercial paper at March 31, 1998 and 1997, respectively, was 5.80% and 5.67%.

     As of May 1, 1998, there were no outstanding loans under the revolving credit facility. There was no unused borrowing capacity under the facility after the effects of the commercial paper program.

         To offset the variable rate characteristics of the facility, CNA entered into interest rate swap agreements with several banks which terminate from May 2000 to December 2000. These agreements provide that CNA pay interest at a fixed rate, averaging 6.07% at March 31, 1998, in exchange for the receipt of interest at the three month LIBOR rate. The effect of these interest rate swaps was to increase interest expense by $0.3 million for the three months ended March 31, 1998.

         The weighted average interest rate (interest and facility fees) on the variable acquisition debt, which includes the revolving credit facility, commercial paper, and the effect of the interest rate swaps was 6.12% at March 31, 1998 and 6.26% at March 31, 1997.
                                      (13)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     On August 18, 1997, CNAF filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to $1 billion of senior and subordinated debt and preferred stock that became effective on October 22, 1997. This new shelf registration incorporated $250 million of securities remaining available for issuance from a prior shelf registration. On January 8, 1998, the Company issued $150 million principal amount of 6.45% senior notes, due January 15, 2008, and $150 million principal amount of 6.95% senior notes, due January 15, 2018. The net proceeds were used to pay down bank loans under the Company's revolving credit facility.

         On April 15, 1998, the Company issued $500 million principal amount of 6.50% senior notes, due April 15, 2005. The net proceeds were used to refinance the existing bank debt outstanding under the Company's revolving credit facility and to refinance a portion of the Company's outstanding commercial paper.

         On September 30, 1997, CNA Surety, a 62% owned subsidiary of CNA, entered into a $130 million, 5 year revolving credit facility. The interest on credit facility borrowings is based on LIBOR plus 20 basis points. Additionally, there is a credit facility fee of 10 basis points annually. At March 31, 1998, the outstanding borrowings under this credit facility were $118 million and the weighted average interest rate was 5.89%.
                                      (14)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE F.  Other Comprehensive Income:

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is comprised of all changes to stockholders' equity, including net income, except those changes resulting from investments by owners and distributions to owners. The change in the components of other comprehensive income (loss) are reported net of income tax as shown below:

|------------------------------------------------------------------------------------|
|                                                                   TAX              |
|   THREE MONTHS ENDED MARCH 31, 1998                    PRE-TAX  (EXPENSE)          |
|   (In millions of dollars)                             AMOUNT    BENEFIT     NET   |
|                                                                             AMOUNT |
|----------------------------------------------------------------------------------- |
|                                                                                    |
|                                                                                    |
|------------------------------------------------------------------------------------|
|   Net unrealized gains (losses) on investment securities:                          |
|       Net  unrealized  holding gains  (losses)  arising                            |
|       during the period                                   106    (37)       69     |
|       Reclassification adjustment for (gains) losses                               |
|       included  in net income                            (149)    52       (97)    |
|                                                                                    |
|                                                                                    |
|       Adjustment for :                                                             |
|         Participating policyholder liabilities              4     (1)        3     |
|------------------------------------------------------------------------------------|
|   Total Other Comprehensive Income                        (39)    14       (25)    |
|====================================================================================|

|------------------------------------------------------------------------------------|
|                                                                   TAX              |
|   THREE MONTHS ENDED MARCH 31, 1997                    PRE-TAX  (EXPENSE)          |
|   (In millions of dollars)                             AMOUNT    BENEFIT     NET   |
|                                                                             AMOUNT |
|------------------------------------------------------------------------------------|
|                                                                                    |
|                                                                                    |
|   Net unrealized gains (losses) on investment securities:                          |
|       Net  unrealized  holding gains (losses) arising                              |
|       during the period                                  (453)   141       (312)   |
|       Reclassification adjustment for (gains) losses                               |
|       included in net income                              (88)    31        (57)   |
|                                                                                    |
|                                                                                    |
|       Adjustment for :                                                             |
|          Participating policyholder liabilities             9     (3)         6    |
|------------------------------------------------------------------------------------|
|   Total Other Comprehensive Income                       (532)   169       (363)   |
|====================================================================================|

                                      (15)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


NOTE G. Subsequent Events:
--------------------------

Proposed Acquisition:
--------------------

     On April 7, 1998, a subsidiary of the Company entered into an agreement to acquire Maritime Insurance Co., a U.K. - based insurer, for 56 million British Pounds (approximately $94 million as of April 1, 1998). Maritime Insurance Co. is a marine, aviation and transportation insurer. The completion of the acquisition is subject to certain regulatory approvals, and no assurance can be given that the acquisition will be consummated.

Stock Split:
------------

     On May 6, 1998, CNA's Board of Directors approved a three for one split of the Company's common shares of stock, and authorized a commensurate increase in the outstanding common shares from 61,798,262 to 185,394,786. The shares will be distributable on June 1, 1998, subject to the approval of the New York, Pacific and Chicago stock exchanges, at a rate of three shares for each one held by shareholders of record at the close of business on May 22, 1998.

                                      (16)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto found on pages 3 to 16, which contain additional information helpful in evaluating operating results and financial condition.

         CNA Financial Corporation is a holding company whose primary subsidiaries consist of property/casualty and life insurance companies, collectively CNA. This holding company's primary subsidiaries include Continental Casualty Company, primarily a commercial lines writer, Continental Assurance Company, a life insurance subsidiary, and The Continental Insurance Company, primarily a personal lines and ocean marine writer. CNA is one of the largest writers of commercial property/casualty insurance and one of the ten largest insurance organizations in the United States.

         CNA serves businesses and individuals with a broad range of insurance and other risk management products and services. Insurance products include property and casualty coverages; life, accident and health insurance; and pension products and annuities. CNA services include risk management, information services, health care management and claims administration. CNA products and services are marketed through agents, brokers, general agents and direct sales.

RESULTS OF OPERATIONS:

         The following chart summarizes key components of operating results for the three months ended March 31, 1998 and 1997.

|---------------------------------------------------------------------|
|THREE MONTHS ENDED MARCH 31                          1998        1997|
|In millions of dollars)                                              |
|---------------------------------------------------------------------|
|                                                                     |
|OPERATING SUMMARY (EXCLUDING REALIZED INVESTMENT                     |
|GAINS/LOSSES):                                                       |
|Revenues:                                                            |
| Premiums:                                                           |
|  Property/Casualty                                $ 2,527  $ 2,463  |
|  Life                                                 841      884  |
|                                                   -------- -------- |
|    Total premiums                                    3,368   3,347  |
| Net investment income                                  562     564  |
| Other                                                  215     155  |
|                                                   -------- ---------|
|    Total revenues                                    4,145   4,066  |
|Benefits and expenses                                 3,993   3,901  |
|    Operating income  before income tax                 152     165  |
|Income tax expense                                      (35)    (29) |
|                                                   -------- ---------|
|    Net operating income                           $    117 $   136  |
|                                                   ======== =========|
|                                                                     |
|Supplemental Financial Data:                                         |
|Net operating income (loss) by group:                                |
| Property/Casualty                                 $    126 $   139  |
| Life                                                    18      23  |
| Other                                                  (27)    (26) |
|                                                   -------- ---------|
|                                                   $    117 $   136  |
|                                                   -------- ---------|
|Net realized investment gains by group:                              |
| Property/Casualty                                 $    86  $    12  |
| Life                                                   30       18  |
| Other                                                  -        12  |
|                                                   -------- ---------|
|                                                   $   116  $    42  |
|                                                   -------- ---------|
|Net income (loss) by group:                                          |
| Property/Casualty                                 $   212  $   151  |
| Life                                                   48       41  |
| Other                                                 (27)     (14) |
|                                                    -------- --------|
|                                                    $   233 $   178  |
|=====================================================================|
                                      (17)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

Consolidated Results
--------------------

         Consolidated revenues, which consist of premium, net investment income, realized investment gains and other revenues, were $4.3 billion for the first three months of 1998, up from $4.1 billion for the same period in 1997. For the first quarter of 1998 revenues reflect an increase in earned premium of $21 million, resulting from an increase in property/casualty of $64 million, offset in part by a decline in life premium of $43 million. Investment income was down $2 million in the first quarter of 1998 compared to 1997. Other revenues increased by $60 million or 38.7% to $215 million for the first quarter of 1998 due to increased revenue from the non-insurance affiliates, primarily in the auto-warranty and agency software businesses.

     Net operating income, which excludes net realized investment gains, for the first quarter of 1998 was $117 million, or $1.87 per share, compared to net operating income of $136 million, or $2.18 per share, for the first three months of 1997. CNA's net income in the first quarter of 1998 reflects after tax losses of $16 million related to catastrophe claims; catastrophe losses in the first quarter of 1997 were $20 million, after tax.

         Net realized investment gains for the first quarter of 1998 were $116 million, or $1.88 per share, compared to net realized investment gains for the first quarter of 1997 of $42 million, or $0.67 per share. This substantial increase is indicative of CNA's well established investment approach of managing its portfolio on a total return basis, taking gains in periods of favorable market conditions. The components of the net realized investment gains (losses) are as follows:

|---------------------------------------------------------------------|
|REALIZED INVESTMENT GAINS(LOSSES)                                    |
|THREE MONTHS ENDED MARCH 31                     1998           1997  |
|(In millions of dollars)                                             |
|---------------------------------------------------------------------|
|Bonds:                                                               |
| U.S. Government                                 $  50          $  6 |
| Tax-exempt                                         16             1 |
| Asset-backed                                       13             7 |
| Taxable                                            29            10 |
|                                                   ---            -- |
|   Total bonds                                     108            24 |
|Stocks                                              (4)           30 |
|Derivative securities                               (7)            3 |
|Separate accounts and other                         86             9 |
|                                                   ---           --- |
|   Realized investment gains reported  in          183            66 |
|   revenues                                                          |
|Participating policyholders' interest               (4)           (3)|
|Income tax expense                                 (63)          (21)|
|---------------------------------------------------------------------|
|   NET REALIZED INVESTMENT GAINS                 $ 116          $ 42 |
|=====================================================================|

     Net income for the first three months of 1998 was $233 million, or $3.75 per share, compared to $178 million, or $2.85 per share, for the first three months of 1997.

                                      (18)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

Property/Casualty Operations
----------------------------

|---------------------------------------------------------------------------|
|PROPERTY/CASUALTY GROUP                                                    |
|THREE MONTHS ENDED MARCH 31                          1998             1997 |
|(In millions of dollars)                                                   |
|---------------------------------------------------------------------------|
|OPERATING   SUMMARY   (EXCLUDING   NET                                     |
|REALIZED   INVESTMENT GAINS/LOSSES):                                       |
| Revenues:                                                                 |
|   Premiums                                      $ 2,527           $2,463  |
|   Net investment income                             453              461  |
|   Other                                             185              133  |
|                                                 -------            -----  |
|                                                   3,165            3,057  |
|  Benefits and expenses                            3,000            2,889  |
|                                                 -------            -----  |
| Income before income tax                            165              168  |
|Income tax expense                                   (39)             (29) |
|---------------------------------------------------------------------------|
|                                                                           |
|                                                                           |
|NET OPERATING  INCOME  (EXCLUDING  NET                                     |
|REALIZED  INVESTMENT GAINS/LOSSES)               $   126           $  139  |
|===========================================================================|

         Property/casualty revenues, excluding net realized investment gains/losses, increased 3.5% for the three months ended March 31, 1998 to $3.2 billion compared to the same period a year ago. Property/casualty earned premium increased $64 million, or 2.6% from the prior years comparable period.

     The growth in earned premiums is attributable to an increase in involuntary risk premium of approximately $138 million and an increase in personal lines premium of approximately $42 million, offset in part by a decrease in commercial lines premium of approximately $116 million. Involuntary risk premium for the 1st quarter 1997 was $(75) million, reflecting reductions in estimates of premiums for 1996 and prior periods, primarily in the workers' compensation line of business. The decrease in involuntary risk premium in 1997 stemmed from a greater willingness on the part of the involuntary market, including CNA, to write these types of risks. The increase in personal lines continues the trend seen in 1997 and is attributable to growth in private passenger automobile business and individual long-term care. The decrease in commercial lines is primarily due to a decrease in accident and health business.

     Pretax operating income, excluding net realized investment gains/losses, for the property/casualty insurance subsidiaries was $165 million for the first three months of 1998 compared to $168 million for the same period a year ago. The decrease in operating income stems primarily from reduced investment income, including a reduction in tax-exempt interest and dividends, which was partially offset by lower catastrophe losses. Underwriting losses for the three months ended March 31, 1998 were $288 million, compared to $293 million for the same period in 1997. Pre-tax catastrophe losses were approximately $24 million in the first quarter of 1998 as compared to $31 million in the first quarter of 1997. Investment income decreased 1.7% for the three months ended March 31, 1998 to $453 million from $461 million for the comparable period a year ago due to lower yielding investments. The bond segment of the investment portfolio yielded 6.4% in the first quarter of 1998 compared with 6.7% for the same period a year ago.

         The net operating income of CNA's property/casualty insurance subsidiaries, excluding net realized investment gains/losses, was $126 million for the first three months of 1998, compared to $139 million for the same period in 1997. Net realized investment gains for the first quarter of 1998 were $86 million compared to $12 million in the first three months of 1997.

                                     (19)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

Life Operations
---------------

|-----------------------------------------------------------------------------|
|LIFE  GROUP                                                                  |
|THREE MONTHS ENDED MARCH 31                             1998             1997|
|(In millions of dollars)                                                     |
|-----------------------------------------------------------------------------|
|OPERATING   SUMMARY   (EXCLUDING   NET  REALIZED                             |
|INVESTMENT GAINS/LOSSES):                                                    |
|Revenues:                                                                    |
| Premiums                                            $  841           $  885 |
| Net investment income                                  111              105 |
| Other                                                   29               23 |
|                                                     ------            ----- |
|                                                        981            1,013 |
|Benefits and expenses                                   952              975 |
|                                                     ------            ----- |
| Income before income tax                                29               38 |
|Income tax expense                                      (11)             (15)|
|-----------------------------------------------------------------------------|
|NET  OPERATING  INCOME  (EXCLUDING  NET  REALIZED                            |
|INVESTMENT GAINS/LOSSES)                             $   18           $   23 |
|=============================================================================|

         CNA sells a variety of individual and group insurance products. The individual insurance products consist primarily of term, universal life, participating policies, annuity products and variable products, including annuity and universal life products. Group insurance products include life, accident and health consisting primarily of major medical and hospitalization, as well as variable annuities and pension products, such as guaranteed investment contracts and annuities. CNA has undertaken a number of initiatives to enhance service, manage health care utilization demand and quality, and strengthen CNA's networks of physicians, hospitals and other providers.

         Life group revenues, excluding net realized investment gains, were $981 million, down 3.0% for the three months ended March 31, 1998 compared to the same period a year ago. Life group earned premium was $841 million, down 5.0% compared to the quarter ended March 31, 1997, with the growth in term business more than offset by a reduction in individual annuities and Federal Employees Health Benefit Plan (FEHBP) premiums. The decrease in individual annuity premiums is mainly due to a shift in marketing efforts towards more profitable products. The decrease in FEHBP premiums is the result of lower claims submitted during the first three months of 1998 as compared to the same period for 1997. Investment income increased 5.7% compared to the same period a year ago due to a larger asset base generated from increased cash flows. The bond segment of the life investment portfolio yielded approximately 6.9% in the first quarter of 1998 compared to 6.8% in the first quarter of 1997.

     Pre-tax operating income for the life insurance subsidiaries, excluding net realized investment gains/losses, was $29 million for the first three months of 1998, compared to $38 million for the same period in 1997. The decrease in pretax operating income is primarily due to lower premium revenue, as noted above, and higher losses in group business during the first three months of 1998 as compared to the same period in 1997.

         Net realized investment gains for the first three months of 1998 were $30 million, compared to $18 million in the first three months of 1997, as the Company took advantage of favorable market conditions.
                                      (20)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

INVESTMENTS:

|--------------------------------------------------------------------|--------------------------------|
|SUMMARY OF GENERAL ACCOUNT INVESTMENTS                              |    Change in                   |
|  AT CARRYING VALUE                     MARCH 31       DECEMBER 31  |   Unrealized       Realized    |
|                                          1998            1997      |  Gains(Losses)   Gains(Losses) |
|(In millions of dollars)                                            |                                |
|--------------------------------------------------------------------|--------------------------------|
|FIXED MATURITY SECURITIES:                                          |                                |
|U. S. Treasury securities and                                       |                                |
|  obligations of government agencies     $  12,373       $  12,980  |      $ (37)          $  50     |
|Asset-backed securities                      5,370           4,804  |         (8)             13     |
|                                                                    |                                |
|Tax-exempt securities                        5,148           4,724  |        (37)             16     |
|Taxable                                      6,906           7,040  |         24              29     |
|                                         ---------       ---------  |      ------          -----     |
|   Total fixed maturity securities          29,797          29,548  |        (58)            108     |
|Stocks                                         982             814  |         62              (4)    |
|Short-term investments                       4,895           4,884  |          -               -     |
|Other investments                            1,031             945  |        (34)             68     |
|Derivative security investments                 11              12  |          -              (7)    |
|                                         ---------       ---------  |      ------          ------    |
|   TOTAL INVESTMENTS                     $  36,716       $  36,203  |        (30)            165     |
|                                         =========       =========  |                                |
|Separate accounts and discontinued                                  |                                |
|operations                                                          |         (7)             18     |
|Participating policyholders' interest                               |          4              (4)    |
|Income tax  benefit (expense)                                       |          8             (63)    |
|                                                                    |      ------          ------    |
|   NET INVESTMENT GAINS (LOSSES)                                    |      $ (25)          $ 116     |
|====================================================================|================================|

|--------------------------------------------------------------------|
|SHORT-TERM INVESTMENTS:                                             |
|--------------------------------------------------------------------|
|Security repurchase collateral           $     548       $     154  |
|Escrow                                         990           1,065  |
|U.S. Treasuries                                510             558  |
|Commercial paper                             2,064           1,850  |
|                                                                    |
|Money markets                                  261             624  |
|                                                                    |
|Other                                          522             633  |
|                                                                    |
|--------------------------------------------------------------------|
|   TOTAL SHORT-TERM INVESTMENTS          $   4,895       $   4,884  |
|====================================================================|

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

         CNA invests from time to time in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price, and foreign currency risk). CNA also uses derivatives to mitigate the risk associated with its indexed group annuity contract by purchasing S&P 500 futures contracts in a notional amount equal to the original customer deposit.

         CNA considers its derivatives as being held for purposes other than trading. Derivative securities, except for interest rate swaps associated with certain corporate borrowings, are recorded at fair market value at the reporting date with changes in market value reflected in realized gains and losses. The interest rate swaps on corporate borrowings are accounted for using accrual accounting with the related income or expense recorded as an adjustment to interest expense; the changes in fair value are not recorded.

     The general account portfolio consists primarily of high quality marketable fixed maturity securities, approximately 95.6% of which are rated as investment grade. At March 31, 1998, tax-exempt securities and short-term investments, excluding collateral for securities sold under repurchase agreements, comprised approximately 14.0% and 11.8%, respectively, of the general account's total investment portfolio compared to 13.1% and 13.1%, respectively, at December 31, 1997. Historically, CNA has
                                      (21)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. Short-term investments at both March 31, 1998 and
December 31, 1997 are substantially higher than historical levels in anticipation of additional Fibreboard-related claim payments. The increase in short-term investments at March 31, 1998 compared to December 31, 1997, is due to increased collateral related to security repurchase transactions. Collateral for securities sold under repurchase agreements increased $394 million to $548 million. At March 31, 1998, the major components of the short-term investment portfolio consist primarily of high-grade commercial paper and U.S. Treasury bills.

         As of March 31, 1998, the market value of CNA's general account investments in fixed maturities was $29.8 billion and was greater than amortized cost by approximately $470 million. This compares to a market value of $29.5 billion and $528 million of net unrealized investment gains at December 31, 1997. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at March 31, 1998 were $579 million and $109 million, respectively, compared to $644 million and $116 million, respectively, at December 31, 1997. The decline in unrealized investment gains is attributable, in large part, to the Company taking advantage of favorable market conditions and by selling securities and realizing investment gains.

         Net unrealized investment gains on general account fixed maturities at March 31, 1998 include net unrealized gains on high yield securities of $31 million, compared to net unrealized losses of $2 million on such securities at December 31, 1997. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account decreased $200 million to approximately $1.3 billion at March 31, 1998 when compared to December 31, 1997.

         At March 31, 1998, total separate account cash and investments amounted to $5.6 billion with taxable fixed maturity securities representing approximately 80% of the separate accounts' portfolios. Approximately 70.6% of separate account investments are used to fund guaranteed investments for which Continental Assurance Company guarantees principal and a specified return to the contractholders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $3.6 billion at March 31, 1998 and $3.8 billion at December 31, 1997. At March 31, 1998, amortized cost was less than the fair value by approximately $88 million. This compares to a gain of approximately $71 million at December 31, 1997. The gross unrealized investment gains and losses for the guaranteed investment fixed maturity securities portfolio at March 31, 1998, were $102 million and $14 million, respectively, as compared to a gain of $87 million and a loss of $16 million at December 31, 1997.

     Carrying values of high yield securities in the guaranteed investment portfolio were $220 million at March 31, 1998 and $310 million at December 31, 1997. Net unrealized investment losses on high yield securities held in such separate accounts were $2 million at March 31, 1998, and $1 million on December 31, 1997.

     High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of March 31, 1998, CNA's concentration in

                                      (22)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

high yield bonds, including separate accounts, was approximately 2.8% of total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

     Included in CNA's fixed maturity securities at March 31, 1998 (general and guaranteed investment portfolios) are $7.7 billion of asset-backed securities, consisting of approximately 36.5% in collateralized mortgage obligations ("CMOs"), 28.4% in corporate asset-backed obligations, 24.6% incorporate mortgage backed security pass thru obligations, and 10.5% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are corporate mortgage backed securities, which are actively traded in liquid markets and are priced by broker-dealers. At March 31, 1998, the fair value of asset-backed securities exceeded the amoritized cost by approximately $119 million compared to net unrealized investment gains of $114 million at December 31, 1997. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

         At March 31, 1998, 43.1% of the general account's fixed maturity securities portfolio was invested in U.S. Government securities, 33.1% in other AAA rated securities and 13.0% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 4.4% U.S. Government securities, 63.2% in other AAA rated securities and 13.9% in AA and A rated securities. These ratings are primarily from Standard & Poor's (95.6% of the general account and 93.8% of the guaranteed investment fixed maturity account).

                                      (23)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

MARKET RISK:
         Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument. Market risk is inherent to all financial instruments, and accordingly, the Company's risk management policies and procedures include all market risk sensitive financial instruments.

         A significant component of market risk is price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company's primary market risk exposures are to changes in interest rates, although the Company has certain exposures to changes in equity prices and foreign currency exchange rates.

     Active management of market risk is integral to the Company's operations. The Company may use the following tools to manage its exposure to market risk within defined tolerance ranges: 1) change the character of future investments purchased or sold, 2) use derivatives to offset the market behavior of existing assets and liabilities or assets expected to be purchased and liabilities to be incurred or 3) rebalance its existing asset and liability portfolios.

         The Company's market risk sensitive instruments presented in the table below are classified as held for purposes other than trading. The Company does not generally hold or issue derivatives for trading purposes.

         The Company has exposure to economic losses due interest rate risk, arising from changes in the level or volatility of interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management. The Company may also reduce this risk by utilizing instruments such as interest rate swaps, interest rate caps, commitments to purchase securities, options, futures and forwards. This exposure is also mitigated by the Company's asset/liability matching strategy.

         The Company is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments which derive their value from such securities or indexes. CNA attempts to mitigate its exposure to such risks by limiting its investment in any one security or index.

     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Deutsch Marks, and Japanese Yen. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of forwards for those instruments which are not matched.

Sensitivity Analysis:
         CNA monitors its sensitivity to interest rate risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates. The evaluation is made using an instantaneous parallel change in interest rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the Company's market value at risk and the resulting effect on stockholders' equity. The analysis presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices. The range of changes chosen reflects the Company's view of changes which are reasonably possible over a one-year period. The selection of the range of values chosen

                                      (24)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

to represent changes in interest rates should not be construed as the Company's prediction of future market events; but rather an illustration of the impact of such events.

         The analysis assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the time to maturity. Also the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly, the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's income or stockholders' equity. Further, the computations do not contemplate any actions CNA would undertake in response to changes in interest rates.

         The sensitivity analysis assumes an instantaneous shift in market interest rates, with scenarios of interest rates increasing and decreasing 100 and 150 basis points from their levels at March 31, 1998 with all other variables held constant. A 100 and 150 basis point increase in market interest rates would result in a pre-tax decrease in the net financial instrument position of $1.7 billion and $2.5 billion, respectively. Similarly a 100 and 150 basis point decrease in market interest rates would result in a pre-tax increase in the net financial instrument position of $1.7 billion and $2.5 billion, respectively.

         The Company's long-term debt, including interest rate swap agreements, as of March 31, 1998 is denominated in U.S. dollars. Approximately 91% of the Company's long-term debt has been issued at fixed rates or has been effectively converted into fixed rate debt by interest rate swap arrangements which mature in May through December of 2000. As such, interest expense on this indebtedness would not be impacted by interest rate shifts. The impact of a 100 and 150 basis point increase in market interest rates would result in a decrease in the market value of the fixed rate debt by $139 million and $198 million, respectively. The impact of a 100 and 150 basis point increase in market interest rates on the variable rate debt would result in additional interest expense of $2.6 million and $3.8 million, respectively, per year. A 100 and 150 basis point decrease in interest rates would lower interest expense by $2.6 million and $3.8 million, respectively, per year.

         Equity price risk was measured assuming an instantaneous 10% and 25% change in the Standard & Poor's 500 Index (the Index) from its level of March 31, 1998, with all other variables held constant. The Company's equity holdings were assumed to be perfectly correlated with this index. A 10% and 25% decrease in the Index would result in a $212 million and $529 million decrease, respectively, in the net financial instrument position. Of these amounts, $80 million and $200 million, respectively, would be offset by decreases in liabilities to customers under variable annuity contracts. Similarly, increases in the index would result in like increases in the net financial instrument position.

         The sensitivity analysis also assumes an instantaneous 10% and 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at March 31, 1998, with all other variables held constant. A 10% and 20% strengthening of the U.S. dollar versus other currencies would result in decreases of $172 million and $343 million in the net financial instrument position. Weakening of the U.S. dollar versus all other currencies would result in like increases in the net financial instrument position.

                                      (25)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

     The following table reflects an increase in interest rates of 100 basis points, a 10% decline in the S&P 500 index, and a decline of 10% in foreign currency exchange rates.

|-----------------------------------------------------------------------------------------------------------------|
|MARCH 31, 1998                                  Market           Interest         Currency          Equity       |
|(In millions of dollars)                         Value          Rate Risk           Risk             Risk        |
|-----------------------------------------------------------------------------------------------------------------|
|Held for Other Than Trading Purposes                                                                             |
| General accounts                                                                                                |
| Fixed maturity securities                 $  29,797         $  (1,454)       $     (95)       $       -         |
| Equity securities                               982                 -              (24)            (105)        |
| Short term investments                        4,895                (6)             (31)              (1)        |
| Interest rate swaps                              (1)               13                -                -         |
|-----------------------------------------------------------------------------------------------------------------|
|       Total general accounts                 35,673            (1,447)            (150)            (106)        |
|-----------------------------------------------------------------------------------------------------------------|
| Separate accounts                                                                                               |
| Fixed maturity securities                     4,490              (205)             (20)              (3)        |
| Equity securities                               225                 -                -              (23)        |
| Short term investments                          737                (1)              (2)               -         |
| Equity index futures                              -                 2                -              (80)        |
|-----------------------------------------------------------------------------------------------------------------|
|       Total separate accounts                 5,452              (204)             (22)            (106)        |
|-----------------------------------------------------------------------------------------------------------------|
|       Total all securities                $  41,125         $  (1,651)       $    (172)       $    (212)        |
|=================================================================================================================|
|Long term debt                             $  (2,907)        $     139        $       -        $       -         |
==================================================================================================================|

   The following table reflects an increase in interest rates of 150 basis points, a 25% decline in the S&P 500 index, and a decline of 20% in foreign currency exchange rates.

|-----------------------------------------------------------------------------------------------------------------|
|MARCH 31, 1998                                 Market           Interest          Currency          Equity       |
|(In millions of dollars)                        Value           Rate Risk           Risk             Risk        |
|-----------------------------------------------------------------------------------------------------------------|
|Held for Other Than Trading Purposes                                                                             |
| General accounts                                                                                                |
| Fixed maturity securities                 $  29,797         $  (2,166)       $    (190)       $       -         |
| Equity securities                               982                 -              (47)            (263)        |
| Short term investments                        4,895               (10)             (61)              (1)        |
| Interest rate swaps                              (1)               20                -                -         |
|-----------------------------------------------------------------------------------------------------------------|
|       Total general accounts                 35,673            (2,156)            (298)            (264)        |
|-----------------------------------------------------------------------------------------------------------------|
| Separate accounts                                                                                               |
| Fixed maturity securities                     4,490              (312)             (40)              (9)        |
| Equity securities                               225                 -               (1)             (56)        |
| Short term investments                          737                (1)              (4)               -         |
| Equity index futures                              -                 3                -             (200)        |
|-----------------------------------------------------------------------------------------------------------------|
|       Total separate accounts                 5,452              (310)             (45)            (265)        |
|-----------------------------------------------------------------------------------------------------------------|
|       Total all securities                $  41,125         $  (2,466)        $   (343)       $    (529)        |
|=================================================================================================================|
|Long term debt                             $  (2,907)        $     198         $      -        $       -         |
==================================================================================================================|

                                       (26)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -continued

FINANCIAL CONDITION:

|--------------------------------------------------------------------------|
|Financial Position                           MARCH 31      DECEMBER 31    |
|(In millions of dollars,                       1998             1997      |
|except per share data)                                                    |
|--------------------------------------------------------------------------|
|                                                                          |
|                                                                          |
|                                                                          |
|Assets                                       $ 62,123          $ 61,269   |
|Stockholders' Equity                            8,516             8,309   |
|Accumulated Other Comprehensive                                           |
| Income Included in Stockholders' Equity          564               589   |
|Book Value per Common Share                    135.37            132.02   |
|--------------------------------------------------------------------------|

     CNA's assets increased approximately $854 million to $62.1 billion as of March 31, 1998. This change was primarily the result of an increase in investments related to an increase in securities sold under repurchase agreements of $394 million, and an increase in insurance receivables of $644 million due to an increase in net written premium of approximately $900 million to $3.0 billion for the 3 months ended March 31, 1998 from $2.1 billion 3 months ended December 31, 1997.

         The statutory surplus of the property/casualty subsidiaries was approximately $7.0 billion, compared to approximately $7.1 billion on December 31, 1997. The statutory surplus of the life insurance subsidiaries remained at $1.2 billion.

LIQUIDITY AND CAPITAL RESOURCES:

         The liquidity requirements of CNA have been met primarily by funds generated from operating, investing and financing activities. In early 1998, CNA was able to take advantage of favorable market conditions to refinance, on a fixed rate basis, a portion of its existing debt under the Company's revolving credit facility. Additionally, on April 15, 1998, the Company issued $500 million principal amount of 6.50% senior notes due April 15, 2005. The net proceeds were used to refinance the existing bank debt outstanding under the Company's revolving credit facility and to refinance a portion of the Company's outstanding commercial paper.

         The principal cash flow sources of CNA's property/casualty and life insurance subsidiaries are premiums, investment income, and sales and maturities of investments. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

         Net cash flows from operations are primarily invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

         For the quarter ended March 31, 1998, CNA's operating cash flows were a negative $240 million, compared to a negative $737 million for the quarter ended March 31, 1997. The Company had substantially lower operating cash flow in 1997, primarily due to claim payments resulting from the settlement of the Fibreboard litigation.
                                      (27)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -continued


IMPACT OF YEAR 2000:

     The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates beginning in 1999. Such malfunctions could lead to business delays and disruptions. The Company is in the process of replacing many of its legacy systems to accommodate business for the year 2000 and beyond. Based upon its current assessment, the Company estimates that the total cost to replace and upgrade its systems to accommodate year 2000 processing will be approximately $60 to $70 million. The Company believes that it will be able to resolve the year 2000 issue in a timely manner. However, due to the interdependent nature of computer systems, the company may be adversely impacted depending upon whether it or other entities not affiliated with the Company (vendors and business partners) address this issue successfully. To mitigate this impact, the Company is communicating with its vendors and business partners to coordinate the year 2000 conversion.

         In addition, property/casualty insurance companies may have an underwriting exposure related to year 2000. Although CNA has not received any claims for coverage from its policyholders based on losses resulting from year 2000 issues, there can be no assurances that policyholders will not suffer losses of this type and seek compensation under CNA's insurance polices. If any claims are made, coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the policy. At this time, the Company is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material to the Company.

                                      (28)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -continued

ACCOUNTING STANDARDS:

     In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It requires that those enterprises report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, and that the enterprises reconcile the total of those amounts to the general-purpose financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interm financial statements in the initial year of its application. This Statement will redefine CNA's business segment disclosure.


         In December 1997, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting by entities that are subject to insurance-related assessments. It requires that entities recognize liabilities for insurance-related assessments when all of the following criteria have been met: an assessment has been imposed or a probable assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. CNA is currently evaluating the effects of this SOP on its accounting for insurance-related assessments.


         In February 1998, the FASB issued SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The Statement also suggests combined formats for presentation of pension and other postretirement benefit disclosures. The Statement changes disclosure only and does not address measurement or recognition. It is effective for fiscal years beginning after December 15, 1997. CNA is currently evaluating the effects of this Statement on its benefit plan disclosures.


     In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for costs of computer software developed or obtained for internal use and for determining whether computer software is for internal use. For purposes of this SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Accounting treatment for costs associated with software developed or obtained for internal use, as defined by this SOP, is based upon a number of factors, including the point in time during the project that costs are incurred as well as the types of costs incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. CNA is currently evaluating the effects of this SOP.
                                      (29)

                            CNA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                  Description of Exhibit
                                                     Exhibit          Page
                                                     Number           Number
                                                     --------         -------

Computation of Net Income per Common Share               11              32
Computation of Ratio of Earnings to Fixed Charges        12.1            33
Computation of Ratio of Net Income
  As Adjusted, to Fixed Charges                          12.2            33
Financial Data Schedule                                  27              34

(b)  REPORTS ON FORM 8-K:
         On February 4, 1998, CNA Financial Corporation filed a report on Form 8-K related to a February 2, 1998 press release announcing that Bernard Hengesbaugh was named executive vice president and chief operating officer of CNA's insurance and insurance-related operations.
                                      (30)

                            CNA FINANCIAL CORPORATION

                     PART II. OTHER INFORMATION - Concluded

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CNA FINANCIAL CORPORATION
                                                 --------------------------


Date:  May 15, 1998                              By:S/W. JAMES MACGINNITIE
       ------------                                  --------------------
                                                     W. James MacGinnitie
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                      (31)

                                                             EXHIBIT 11

                            CNA FINANCIAL CORPORATION
                   COMPUTATION OF NET INCOME PER COMMON SHARE

-----------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                            1998      1997
(In millions, except per share data)
-----------------------------------------------------------------------

Earnings per share:

 Net income ....................................    $ 233        $ 178
 Less preferred stock dividends.................        1            2
                                                    -----        -----

 Net income  available to common stockholders...    $ 232        $ 176
                                                    =====        =====

 Weighted average shares outstanding............     61.8         61.8
 ................................................

 Net income  per common share...................    $3.75        $2.85
                                                    ======       =====
-----------------------------------------------------------------------
                                      (32)

                                                                                              EXHIBIT 12.1

                            CNA FINANCIAL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

=============================================================================================================
THREE MONTHS ENDED MARCH 31                                                                 1998        1997
(In millions of dollars, except ratios)
-------------------------------------------------------------------------------------------------------------
Income before income tax and cumulative effect of accounting changes..................     $ 331      $  228
Adjustments:
   Interest expense...................................................................        55          49
   Interest element of operating lease rental.........................................        10           9
Income before income tax and cumulative effect of
     accounting changes, as adjusted..................................................       396         286


Fixed charges:
   Interest expense...................................................................        55          49
   Interest element of operating lease rental.........................................        10           9
Fixed charges.........................................................................        65          58


Ratio of earnings to fixed charges (1)................................................       6.1         4.9
==============================================================================================================

(1) For purposes of computing this ratio, earnings consist of income before income taxes and cumulative effect of accounting changes plus fixed charges of consolidated companies. Fixed charges consist of interest and that portion of operating lease rental expense which is deemed to be an interest factor for such rentals.

                                                                                                EXHIBIT 12.2

                            CNA FINANCIAL CORPORATION
                       COMPUTATION OF RATIO OF NET INCOME,
                          AS ADJUSTED, TO FIXED CHARGES

--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                                 1998        1997
(In millions of dollars, except ratios)
--------------------------------------------------------------------------------------------------------------
Net income............................................................................     $ 233       $ 178
Adjustments:
   Interest expense, after tax........................................................        35          32
   Interest element of operating lease rental, after tax..............................         7           6
Net income, as adjusted...............................................................       275         216


Fixed charges:
   Interest expense, after tax........................................................        35          32
   Interest element of operating lease rental, after tax..............................         7           6
Fixed charges.........................................................................        42          38


Ratio of net income, as adjusted, to fixed charges (1)................................       6.5         5.7
---------------------------------------------------------------------------------------------------------------

(1) For purposes of computing this ratio, net income has been adjusted to include fixed charges of consolidated companies, after tax. Fixed charges consist of interest and that portion of operating lease rental expense which is deemed to be an interest factor for such rentals.
                                      (33)