Form 10-Q
period 1998-06-30
CNA FINANCIAL CORP
filed 1998-08-14
CIK 21175

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           __________________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 COMMISSION FILE NUMBER 1-5823

                           __________________________


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
Yes |X|  No...


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                        Outstanding at August 1, 1998
         -----------------------------          -----------------------------
         Common Stock, Par value $2.50                185,394,786

________________________________________________________________________________
                                Page (1) of (35)

                            CNA FINANCIAL CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION                                        PAGE NO.
-------------------------------

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

 CONDENSED CONSOLIDATED BALANCE SHEETS
  JUNE 30, 1998 (Unaudited) and DECEMBER 31, 1997.....................     3

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997...........     4

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  (Unaudited) FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.........     5

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.....................     6

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS (Unaudited) JUNE 30, 1998................................     7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS............................................    16


PART II.  OTHER INFORMATION
-------   -----------------

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS..........................................    31

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..........................    32

             SIGNATURES................................................    33

EXHIBIT 11   COMPUTATION OF NET INCOME PER COMMON SHARE................    34

EXHIBIT 12.1 COMPUTATION OF RATIO OF EARNINGS
             TO FIXED CHARGES..........................................    35

EXHIBIT 12.2 COMPUTATION OF RATIO OF NET INCOME, AS ADJUSTED,
             TO FIXED CHARGES..........................................    35

EXHIBIT 27   FINANCIAL DATA SCHEDULE...................................    36
                                      (2)

                           CNA FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------
                                                                             June 30    December 31
                                                                              1998         1997
(In millions of dollars, except share data)                                (Unaudited)
---------------------------------------------------------------------------------------------------
ASSETS
  Investments:
    Fixed maturities available for sale (cost: $29,014 and $29,020).............$29,559   $29,548
    Equity securities available for sale (cost: $827 and $695)..................  1,054       814
    Mortgage loans and real estate (less accumulated depreciation: $1 and $1)...     73        85
    Policy loans................................................................    177       177
    Other invested assets.......................................................    924       695
    Short-term investments .....................................................  4,388     4,884
                                                                                --------  ---------
      TOTAL INVESTMENTS......................................................... 36,175    36,203
  Cash..........................................................................    156       383
  Receivables:
    Reinsurance.................................................................  6,033     5,726
    Insurance ..................................................................  7,187     6,086
    Other trade ................................................................    362       248
    Less allowance for doubtful accounts........................................   (304)     (303)
  Deferred acquisition costs....................................................  2,379     2,142
  Accrued investment income.....................................................    375       389
  Receivables for securities sold...............................................  1,349       744
  Federal income taxes recoverable (includes $94 and $26 due from Loews)........     95        18
  Deferred income taxes.........................................................  1,007     1,070
  Property and equipment at cost (less accumulated depreciation: $620 and $553).    773       747
  Prepaid reinsurance premiums..................................................    271       202
  Intangibles...................................................................    629       620
  Other assets..................................................................  1,095     1,182
  Separate Account business.....................................................  5,582     5,812
---------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                              $63,164   $61,269
===================================================================================================

                            CNA FINANCIAL CORPORATION

---------------------------------------------------------------------------------------------------
                                                                             June 30    December 31
                                                                              1998         1997
(In millions of dollars, except share data)                                (Unaudited)
---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Insurance reserves:
     Claim and claim expense ...................................................$29,407   $29,227
     Unearned premiums..........................................................  5,296     4,700
     Future policy benefits.....................................................  5,135     4,829
     Policyholders' funds.......................................................    784       742
  Securities sold under repurchase agreements...................................    251       153
  Payables for securities purchased.............................................  1,289       648
  Participating policyholders' equity...........................................    140       132
  Long-term debt................................................................  2,958     2,897
  Other liabilities.............................................................  3,535     3,820
  Separate Account business.....................................................  5,582     5,812
                                                                                --------  --------
      TOTAL LIABILITIES......................................................... 54,377    52,960
                                                                                --------  --------
Commitments and contingent liabilities - Notes C and D
Stockholders' equity:
  Common stock  ($2.50 par value;
  Authorized  -  200,000,000  shares;
  Issued - 185,525,907 shares
  Outstanding - 185,394,786 shares)...........................................      464       464
  Money market cumulative preferred stock.......................................    150       150
  Additional paid-in capital....................................................    126       126
  Retained earnings.............................................................  7,423     6,983
  Accumulated other comprehensive income........................................    627       589
  Treasury stock, at cost.......................................................     (3)       (3)
                                                                                --------- --------
      TOTAL STOCKHOLDERS' EQUITY................................................  8,787     8,309
--------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $63,164   $61,269
==================================================================================================
             See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                      (3)

                            CNA FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

---------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                     THREE MONTHS          SIX MONTHS
(In millions of dollars, except per share data)       1998         1997     1998        1997
---------------------------------------------------------------------------------------------
Revenues:
 Premiums........................................... $3,467      $3,348    $6,835     6,695
 Net investment income..............................    558         547     1,120     1,111
 Realized investment gains .........................    232         172       415       238
 Other..............................................    172         176       387       331
                                                     -------     -------   -------    -------
                                                      4,429       4,243     8,757     8,375
                                                     -------     -------   -------    -------
Benefits and expenses:
 Insurance claims and policyholders' benefits.......  2,937       2,860     5,787     5,752
 Amortization of deferred acquisition costs.........    671         596     1,259     1,116
 Other operating expenses...........................    477         399       981       841
 Interest expense...................................     60          46       115        96
                                                     -------     -------   -------    -------
                                                      4,145       3,901     8,142     7,805
                                                     -------     -------   -------    -------
  Income before income tax..........................    284         342       615       570
Income tax expense..................................     74         107       172       158
                                                     -------     -------   -------    -------
 Net income                                          $  210      $  235    $  443       412
=============================================================================================

EARNINGS PER SHARE
------------------
Net income ......................................... $ 1.12      $ 1.26    $ 2.37      2.21
                                                     =======     =======   =======     ======

Weighted average outstanding shares of
common stock (in millions of shares)................  185.4       185.4     185.4     185.4
=============================================================================================
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                      (4)

                            CNA FINANCIAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                            Additional Comprehensive             Other        Total
                               Common  Preferred  Treasury   Paid in    Income     Retained Comprehensive  Stockholders'
(In millions of dollars)        Stock    Stock      Stock    Capital    (Loss)     Earnings   Income(Loss)   Equity
--------------------------------------------------------------------------------------------------------------------------
BALANCE,JANUARY 1, 1997           $ 464  $  150    $   (3)  $  126                $   6,024   $    299   $   7,060
Comprehensive income:
 Net income.......................   -       -         -        -     $   412           412         -          412
Other comprehensive income (loss):
 Unrealized investment gains/losses
 net of reclassification adjustment
 and taxes                           -       -         -        -        (129)           -        (129)       (129)
                                                                      ---------
   Total Comprehensive income.......                                  $   283
                                                                      =========
 Preferred dividends................ -       -         -        -                        (3)        -           (3)
---------------------------------- ----- -------   -------- ---------             ----------  ---------- --------------
BALANCE, JUNE 30, 1997            $ 464  $  150    $   (3)  $  126                    6,433   $    170   $   7,340
=====================================================================             =====================================
BALANCE, DECEMBER 31, 1997        $ 464  $  150    $   (3)  $  126                $   6,983   $    589   $   8,309
Comprehensive income:
 Net income........................  -       -         -        -     $   443           443         -          443
Other comprehensive income:
 Unrealized  investment gains/losses
 net of  reclassification adjustment
 and taxes.........................  -       -         -        -          38            -          38          38
                                                                      ---------
   Total Comprehensive income......                                   $   481
                                                                      =========
  Preferred dividends..............  -       -         -        -                        (3)        -           (3)
--------------------------------- ------- --------- ------- ---------             ---------   --------   -------------
BALANCE, JUNE 30, 1998            $ 464  $  150        (3)  $  126                $   7,423   $    627   $   8,787
=====================================================================             ====================================
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                      (5)

                            CNA FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30                                                             1998              1997
(In millions of dollars)
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income ........................................................................$      443      $       412
 Adjustments to reconcile net income to net cash flows from operating activities:
  Net realized investment gains, pre-tax ...........................................      (415)            (238)
  Participating policyholders' interest.............................................         9               (1)
  Amortization of intangibles.......................................................        18               13
  Amortization of bond discount.....................................................      (118)            (150)
  Depreciation......................................................................        81               93
  Changes in:
   Insurance receivables, net.......................................................    (1,521)            (148)
   Deferred acquisition costs.......................................................      (237)            (269)
   Accrued investment income........................................................        14               81
   Federal income taxes.............................................................       (78)             123
   Deferred income taxes............................................................        40              115
   Prepaid reinsurance premiums.....................................................       (69)              46
   Insurance reserves...............................................................     1,133              564
   Other liabilities................................................................       (90)          (1,173)
   Other, net.......................................................................       211             (138)
                                                                                      ------------    ------------
        Total adjustments...........................................................    (1,022)          (1,082)
                                                                                      ------------    ------------
        NET CASH FLOWS FROM OPERATING ACTIVITIES ...................................      (579)            (670)
                                                                                      ------------    ------------
-------------------------------------------------------------------------------------------------------------------

                           CNA FINANCIAL CORPORATION

                            (Unaudited)

---------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30                                                             1998              1997
(In millions of dollars)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed maturities......................................................   (18,957)         (17,652)
 Proceeds from fixed maturities:
  Sales.............................................................................    18,235           18,656
  Maturities, calls and redemptions.................................................     1,043            1,106
 Purchases of equity securities.....................................................      (457)            (564)
 Proceeds from sale of equity securities............................................       343              781
 Change in short-term investments...................................................       411           (2,852)
 Purchases of property and equipment ...............................................      (115)            (130)
 Change in securities sold under repurchase agreements..............................        98            1,518
 Change in other investments........................................................      (279)              26
 Other, net.........................................................................       (19)             (62)
                                                                                      ------------    ------------
        NET CASH FLOWS FROM INVESTING ACTIVITIES ...................................       303              827
                                                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid to preferred stockholders...........................................        (3)              (3)
 Receipts from investment contracts credited to policyholder account balances.......         7                4
 Return of policyholder account balances on investment contracts....................       (16)             (11)
 Principal payments on long-term debt...............................................      (944)              (3)
 Proceeds from issuance of long-term debt...........................................     1,005                1
                                                                                      ------------    ------------
        NET CASH FLOWS FROM  FINANCING ACTIVITIES...................................        49              (12)
                                                                                      ------------    ------------
      Net cash flows................................................................      (227)             145
Cash at beginning of period.........................................................       383              257
------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                               $      156      $       402
=================================================================================================================


Supplemental disclosures of cash flow information:
 Cash (paid) received:
 Interest ..........................................................................$      (98)     $      (106)
 Federal income taxes...............................................................      (168)             153
=================================================================================================================
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                      (6)

                           CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)

NOTE A.  Basis of Presentation:

         The condensed consolidated financial statements (unaudited) include CNA Financial Corporation ("CNAF" or "the Company") and its subsidiaries which include property/casualty insurance companies (principally Continental Casualty Company and The Continental Insurance Company) and life insurance companies (principally Continental Assurance Company and Valley Forge Life Insurance Company), collectively CNA. Loews Corporation ("Loews") owns approximately 84% of the outstanding common stock of CNAF.

         CNA is a multiple-line insurer underwriting property and casualty coverages; life, accident and health insurance; and pension and annuity business. CNA serves a wide spectrum of customers, including small, medium and large businesses; associations, professionals, groups and individuals.

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

         The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 1998. All intercompany amounts have been eliminated.

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

         On May 6, 1998, CNA's Board of Directors approved a three for one split of the Company's common shares of stock, and authorized a commensurate increase in the outstanding common shares from 61,798,262 to 185,394,786. The shares were distributed on June 1, 1998 at a rate of three shares for each one held by shareholders of record at the close of business on May 22, 1998.


NOTE B.  Restricted Investments:

         On December 30, 1993, CNA deposited $987 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note C below. The escrow account amounted to approximately $1.10 billion at June 30, 1998 and December 31, 1997. The majority of the funds are included in short-term investments and are invested substantially in U. S. Treasury securities.


                                      (7)

                           CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE C.  Legal Proceedings and Contingent Liabilities:

FIBREBOARD LITIGATION

         CNA's primary property/casualty subsidiary, Continental Casualty Company ("Casualty"), has been party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as "Settling Parties") have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard, which is subject to court approval.

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

         On January 27, 1998, a panel of United States Fifth Circuit Court of Appeals again approved the Global Settlement Agreement by a 2 to 1 vote. Two sets of Objectors filed petitions for certiorari, which were docketed on April 16 and 17, 1998, by the United States Supreme Court. On June 22, 1998, the Supreme Court granted the petition for certiorari filed by one of the sets of objectors. The parties will file briefs on the merits during the next several months. The Supreme Court will most likely set oral argument for late 1998 or early 1999.

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


                                      (8)

                           CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


         On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1.53 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. As indicated above, the Global Settlement approval has been approved by the Fifth Circuit a second time, but the Supreme Court has granted a petition for certiorari filed by one of the sets of objectors to the settlement.

         On October 12, 1993, Casualty, Pacific Indemnity and Fibreboard entered into an agreement to settle the coverage litigation to operate in the event that the Global Settlement Agreement is disapproved. The Trilateral Agreement calls for payment by Casualty and Pacific Indemnity of an aggregate of $ 2.0 billion, of which Casualty's portion is approximately $1.46 billion, to Fibreboard to resolve all claims by Fibreboard and all future and unsettled present asbestos claimants arising under the policy issued to Fibreboard by Casualty.

         Under either the Global Settlement Agreement or the Trilateral Agreement, Casualty is also obligated to pay under prior settlements of present asbestos claims. As a result of the final approval of the Trilateral Agreement, such obligation has become final as well.

         Through June 30, 1998, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 135,500 claims, for an estimated settlement amount of approximately $1.63 billion plus any applicable interest. Final court approval of the Trilateral Agreement obligates Casualty to pay under these settlements. Approximately $1.66 billion (including interest of $184 million) was paid through June 30, 1998. Such payments have been partially recovered from Pacific Indemnity. Casualty may negotiate other agreements for unsettled claims.

         Final court approval of the Trilateral Agreement and its implementation resolved Casualty's exposure with respect to the Fibreboard asbestos claims. Casualty's management does not anticipate further material exposure with respect to the Fibreboard matter, and subsequent adverse reserve adjustments, if any, are not expected to materially affect the results of operations or equity of CNAF.

TOBACCO LITIGATION

         Several of CNA's property/casualty subsidiaries have been named as defendants as part of a "direct action" lawsuit, Richard P. Ieyoub v. The American Tobacco Company, et al., filed by the Attorney General for the State of Louisiana, in state court, Calcasieu Parish, Louisiana. In that suit, filed against certain tobacco manufacturers and distributors (the "Tobacco Defendants") and over 100 insurance companies, the State of Louisiana seeks to recover medical expenses allegedly incurred by the State as a result of tobacco-related illnesses.

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

                                      (9)

                           CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

         In June of 1997, the United States District Court for the Western District of Louisiana, Lake Charles Division, granted a petition to remove this litigation to the federal district court. The district court's decision is currently on appeal to the United States Fifth Circuit Court of Appeals. During the pending appeal, all proceedings in state court and in the federal district court are stayed. Because of the uncertainties inherent in assessing the risk of liability at this very early stage of the litigation, management is unable to make a meaningful estimate of the amount or range of any loss that could result from an unfavorable outcome of the pending litigation. However, management believes that the ultimate outcome of the pending litigation should not materially affect the results of operations or equity of CNAF.



OTHER LITIGATION

         CNAF and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the results of operations or equity of CNAF.



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

         The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by "Potentially Responsible Parties" ("PRPs"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establish mechanisms to pay for clean-up of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency on its National Priorities List ("NPL"). The addition of new clean-up sites to the NPL has slowed in recent years.
Many clean up sites have been designated by state authorities as well.

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


                                      (10)

                           CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


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

         As of June 30, 1998 and December 31, 1997, CNA carried approximately $681 million and $768 million, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution claims. The reserves relate to claims for accident years 1988 and prior, after which CNA adopted the Simplified Commercial General Liability coverage form which includes an absolute pollution exclusion. There was no environmental pollution reserve development for the six months ended June 30, 1998 and 1997.

         CNA's property/casualty insurance subsidiaries have exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation. Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of June 30, 1998 and December 31, 1997, CNA carried approximately $1.38 billion and $1.45 billion, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable asbestos claim reserve development for the six months ended June 30, 1998 and 1997 totaled $29 million and $25 million, respectively.

|---------------------------------------------------------------------------------------------------------------|
|RESERVE SUMMARY                                  JUNE 30, 1998                         DECEMBER 31, 1997       |
|                                        ---------------------------------       -------------------------------|
|                                        ENVIRONMENTAL                           ENVIRONMENTAL                  |
|                                         POLLUTION             ASBESTOS          POLLUTION           ASBESTOS  |
|(In millions of dollars)                                                                                       |
|---------------------------------------------------------------------------------------------------------------|
|Reported claims:                                                                                               |
|      Gross Reserves                  $     263       $     1,439               $    276           $    1,430  |
|      Less reinsurance recoverable          (39)              (91)                   (38)                (118) |
|                                      -------------   ------------              ------------       ------------|
|    Net reported claims                     224             1,348                    238                1,312  |
|Net unreported claims                       457                34                    530                  133  |
|---------------------------------------------------------------------------------------------------------------|
|NET RESERVES                          $     681       $     1,382               $    768           $    1,445  |
|===============================================================================================================|

         The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.


                                      (11)

                           CNA FINANCIAL CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


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

----------------------------------------------------------------------------------------------------|
|SIX MONTHS ENDED JUNE 30                            EARNED PREMIUMS                        ASSUMED/|
|                               -----------------------------------------------------------         |
|                                                                                             Net   |
|(In millions of dollars)       DIRECT         ASSUMED          CEDED            NET           %    |
|---------------------------------------------------------------------------------------------------|
|1998                                                                                               |
|  Property and casualty         $ 3,938        $   976         $   262         $ 4,652      21.0  %|
|  Accident and health             1,732            115             144           1,703       6.8   |
|  Life                              526             72             118             480      15.0   |
|---------------------------------------------------------------------------------------------------|
|     TOTAL PREMIUMS             $ 6,196        $ 1,163         $   524         $ 6,835      17.0  %|
|===================================================================================================|
|1997                                                                                               |
|  Property and casualty         $ 4,304        $   560         $   459         $ 4,405      12.7  %|
|  Accident and health             1,859             57              65           1,851       3.1   |
|  Life                              435             61              57             439      13.8   |
|---------------------------------------------------------------------------------------------------|
|     TOTAL PREMIUMS             $ 6,598        $   678         $   581         $ 6,695      10.1  %|
|===================================================================================================|


         In the table above, life premium revenue is principally from long duration contracts, property/casualty earned premium is from short duration contracts, and approximately three-quarters of accident and health earned premiums are from short duration contracts.


     Insurance claims and policyholders' benefits are net of reinsurance recoveries of $501 and $394 million for the six months ended June 30, 1998 and June 30, 1997, respectively.

                                      (12)

                           CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

NOTE E. Debt:

Borrowings consisted of the following:

|---------------------------------------------------------------------------------------|
|LONG-TERM DEBT                                                     JUNE 30 DECEMBER 31 |
|(In millions of dollars)                                            1998      1997     |
|---------------------------------------------------------------------------------------|
|Variable Rate Debt:                                                                    |
|      Credit Facility                                            $    75      $   400  |
|      Commercial Paper                                               650          675  |
|      Credit Facility - CNA Surety                                   118          118  |
|      Senior Notes:                                                                    |
|      8.875%, due March 1, 1998                                       -           150  |
|      8.25%, due April 15, 1999                                      101          102  |
|      7.25%, due March 1, 2003                                       147          146  |
|      6.25%, due November 15, 2003                                   249          249  |
|      6.50%, due April 15, 2005                                      497           -   |
|      6.75%, due November 15, 2006                                   248          248  |
|      6.45%, due January 15, 2008                                    149           -   |
|      8.375%, due August 15, 2012                                     98           98  |
|      6.95%, due January 15, 2018                                    148           -   |
|      7.25%, Debenture, due November 15, 2023                        247          247  |
|   11% Secured Mortgage Notes, due June 1, 2013                      158          389  |
|   6.90% - 16.29% Secured Capital Leases, due December 31, 2011       46           47  |
|   Other debt, due 1998 through 2019 (rates of 1% to 12.71%)          27           28  |
|---------------------------------------------------------------------------------------|
|   TOTAL LONG-TERM DEBT                                          $ 2,958       $ 2,897 |
|=======================================================================================|

         The Company has in place an $875 million revolving credit facility, borrowing capacity under which is reduced by the effects of the Company's commercial paper program. As of August 1, 1998, outstanding loans under the revolving credit facility were $85 million. There was $140 million of unused borrowing capacity under the facility. The interest rate for the credit facility is based on the London Interbank Offered Rate ("LIBOR"), plus 16 basis points. Additionally, there is a facility fee of 9 basis points annually. The average interest rate on the borrowings under the credit facility at June 30, 1998 was 5.85% compared to 5.83% at June 30, 1997.

         To take advantage of favorable interest rates, CNA established a commercial paper program to replace borrowings under the revolving credit facility. The commercial paper borrowings are classified as long-term as $650 million of the committed bank facility will support the commercial paper program. The weighted-average interest rate on commercial paper at June 30, 1998 and 1997, respectively, was 5.83 % and 5.92%.

         To offset the variable rate characteristics of the facility, CNA entered into interest rate swap agreements with several banks. The agreements terminate from May 2000 to December 2000. These agreements provide that CNA pay interest at a fixed rate, averaging 6.07% at June 30, 1998, in exchange for the receipt of interest at the three month LIBOR rate. The effect of these interest rate swaps was to increase interest expense by $0.7 million and $2.3 million for the six months ended June 30, 1998 and June 30, 1997, respectively.

                                      (13)

                           CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

         The weighted average interest rate (interest and facility fees) on the variable rate acquisition debt, which includes the revolving credit facility, commercial paper, and the effect of the interest rate swaps was 6.19% at June 30, 1998 and 6.32% at June 30, 1997.


         On August 18, 1997, CNAF filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to $1.0 billion of senior and subordinated debt and preferred stock that became effective on October 22, 1997. This shelf registration incorporated $250 million of securities remaining available for issuance from a prior shelf registration. On January 8, 1998, the Company issued $150 million principal amount of 6.45% senior notes, due January 15, 2008, and $150 million principal amount of 6.95% senior notes, due January 15, 2018. The net proceeds were used to repay a portion of the revolving credit facility.


         On April 15, 1998, the Company issued $500 million principal amount of 6.50% senior notes, due April 15, 2005. The net proceeds were used to prepay a portion of the secured mortgage notes in the amount of $212 million, pay down a portion of the existing bank debt outstanding under the Company's revolving credit facility, provide refinancing of senior notes and provide funds for acquisitions. The mortgages had an effective interest rate of 11% and a maturity of June 1, 2013.


         On September 30, 1997, CNA Surety, a 62% owned subsidiary of CNA, entered into a $130 million, 5 year revolving credit facility. The interest on credit facility borrowings is based on LIBOR plus 20 basis points. Additionally, there is a credit facility fee of 10 basis points annually. At June 30, 1998, the outstanding borrowings under this credit facility were $118 million and the weighted average interest rate was 5.86%.


                                      (14)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- concluded

NOTE F.  Accumulated Other Comprehensive Income:


         Comprehensive income is comprised of all changes to stockholders' equity, including net income, except those changes resulting from investments by owners and distributions to owners. The change in the components of accumulated other comprehensive income (loss) are reported net of income tax as shown below:


|-------------------------------------------------------------------------------------------------------|
|                                                                                        TAX            |
|      THREE MONTHS ENDED JUNE 30, 1998                                    PRE-TAX    (EXPENSE)     NET |
|      (In millions of dollars)                                             AMOUNT     BENEFIT    AMOUNT|
|-------------------------------------------------------------------------------------------------------|
|      Net unrealized gains (losses) on investment securities:                                          |
|          Net unrealized holding gains (losses) arising during the period    221        (77)        144|
|          Reclassification adjustment for (gains) losses included                                      |
|          in net income                                                      (128)       45        (83)|
|      Foreign currency translation adjustments                                 7         (3)         4 |
|      Adjustment for participating policyholder liabilities                   (3)         1         (2)|
|-------------------------------------------------------------------------------------------------------|
|      TOTAL OTHER COMPREHENSIVE INCOME                                        97        (34)        63 |
|=======================================================================================================|

|-------------------------------------------------------------------------------------------------------|
|                                                                                       TAX             |
|      THREE MONTHS ENDED JUNE 30, 1997                                   PRE-TAX    (EXPENSE)     NET  |
|      (In millions of dollars)                                            AMOUNT     BENEFIT    AMOUNT |
|-------------------------------------------------------------------------------------------------------|
|      Net unrealized gains (losses) on investment securities:                                          |
|          Net unrealized holding gains (losses) arising during the period    426       (131)       295 |
|          Reclassification adjustment for (gains) losses included                                      |
|          in net income                                                      (87)        30        (57)|
|      Foreign currency translation adjustments                                (1)         -         (1)|
|      Adjustment for participating policyholder liabilities                   (5)         2         (3)|
|-------------------------------------------------------------------------------------------------------|
|      TOTAL OTHER COMPREHENSIVE INCOME                                       333        (99)       234 |
|=======================================================================================================|

|-------------------------------------------------------------------------------------------------------|
|                                                                                        TAX            |
|SIX MONTHS ENDED JUNE 30, 1998                                             PRE-TAX    (EXPENSE)   NET  |
|                                                                            AMOUNT     BENEFIT  AMOUNT |
|(In millions of dollars)                                                                               |
|-------------------------------------------------------------------------------------------------------|
|Net unrealized gains (losses) on investment securities:                                                |
| Net unrealized holding gains (losses) arising during the period             338        (118)      220 |
| Reclassification adjustment for (gains) losses included                                               |
|    in net income                                                           (277)        97       (180)|
|Foreign currency translation adjustments                                      (4)         1         (3)|
|Adjustment for participating policyholder liabilities                          1          -          1 |
|-------------------------------------------------------------------------------------------------------|
|TOTAL OTHER COMPREHENSIVE INCOME                                              58        (20)        38 |
|=======================================================================================================|

|-------------------------------------------------------------------------------------------------------|
|                                                                                     TAX               |
|SIX MONTHS ENDED JUNE 30, 1997                                       PRE-TAX      (EXPENSE)       NET  |
|(In millions of dollars)                                              AMOUNT       BENEFIT      AMOUNT |
|-------------------------------------------------------------------------------------------------------|
|Net unrealized gains (losses) on investment securities:                                                |
| Net unrealized holding gains (losses) arising during the period             (29)        10        (19)|
| Reclassification adjustment for (gains) losses included                                               |
| in net income                                                              (175)        61       (114)|
|Foreign currency translation adjustments                                       1          -          1 |
|Adjustment for participating policyholder liabilities                          4         (1)         3 |
|-------------------------------------------------------------------------------------------------------|
|TOTAL OTHER COMPREHENSIVE INCOME                                            (199)        70       (129)|
|=======================================================================================================|

                                      (15)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto found on pages 3 to 15, which contain additional information helpful in evaluating operating results and financial condition.

         CNA Financial Corporation is a holding company whose primary subsidiaries consist of property/casualty and life insurance companies, collectively CNA. This holding company's primary subsidiaries include Continental Casualty Company, primarily a commercial lines writer, Continental Assurance Company and Valley Forge Life Insurance Company, life insurance subsidiaries, and The Continental Insurance Company, primarily a personal lines and ocean marine writer. CNA is one of the largest writers of commercial property/casualty insurance and one of the ten largest insurance organizations in the United States.

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

         On August 5, 1998, CNA announced current estimates of the financial implications of its initiatives to achieve world-class performance. "World-class performance", as defined by the Company, refers to the Company's intention to position each of its strategic business units (SBUs) as a market leader by sharpening its focus on customers and employing new technology to work smarter and faster. As a result of these initiatives, the Company is reorganizing a number of its SBUs and corporate support areas. The organizational changes include the closing of a number of facilities and consolidating certain processing locations, reducing workforce and enhancing computer systems.

         Within its commercial insurance business, the Company will consolidate four regional offices into two zone offices and streamline decision-making processes in support of branch offices and agents. The plan also calls for a reduction of its claim processing offices from 24 to 8 and system upgrades to enable the Company to centralize its policy processing into one center located in Orlando, Florida. These changes are expected to reduce paperwork and allow branch employees to spend more time with customers.

         Within its risk management business, the Company will form a new holding company with a simplified cost structure. Two separate claim organizations will be united to form a new claims service company for risk management clients. The new company will employ one of the largest claims technical staff in the insurance industry as well as achieve cost savings through economies of scale.

         Certain other of the Company's remaining SBUs anticipate finalizing their reorganization plans by the end of the third quarter of 1998.

         With finalization of the plan expected to occur by the end of third quarter, the Company estimates that it will record a pre-tax charge of $100 to $140 million for restructuring costs. The Company expects additional pre-tax transition costs of $200 to $260 million related to the restructuring, which will be incurred over the next 12 to 18 months. The pre-tax impact on third-quarter earnings from these reorganization charges is estimated to be $175 million to $260 million. The Company anticipates that its workforce, currently about 24,000 employees will be reduced by about 10%.
                                      (16)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         While the Company has not yet completed its analysis of anticipated cost savings, it estimates that its world-class initiatives, which include the restructuring plan as well as revenue enhancements and operating efficiencies, will result in anticipated reductions of approximately 2 points in the Company's expense ratio and savings of approximately $300 to $350 million on an annualized basis. The Company expects a portion of the anticipated savings will be realized beginning in the latter part of 1998 and to achieve the full expense ratio reduction within 18 months.

RESULTS OF OPERATIONS:

         The following chart summarizes key components of operating results for the three and six months ended June 30, 1998 and 1997.

|--------------------------------------------------------------------------------------------------|
|PERIOD ENDED JUNE 30                                  THREE MONTHS               SIX MONTHS       |
|(In millions of dollars)                          1998            1997      1998            1997  |
|--------------------------------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED INVESTMENT                                                  |
|GAINS/LOSSES):                                                                                    |
|Revenues:                                                                                         |
| Premiums:                                                                                        |
|  Property/Casualty                             $    2,666  $     2,529    $    5,193  $    5,000 |
|  Life                                                 801          819         1,642       1,695 |
|                                                 ----------   ----------     ---------  --------- |
|                                                     3,467        3,348         6,835       6,695 |
| Net investment income                                 558          547         1,120       1,111 |
| Other                                                 172          176           387         331 |
|                                                 ----------   ----------     ---------  --------- |
|                                                     4,197        4,071         8,342       8,137 |
|Benefits and expenses                                4,142        3,900         8,135       7,800 |
|                                                 ----------   ----------     ---------  --------- |
| Operating income before income tax                     55          171           207         337 |
|Income tax benefit (expense)                             9          (45)          (26)        (75)|
|                                                 ----------   ----------     ---------   ---------|
| Net operating income                           $       64  $       126    $      181   $     262 |
|                                                 ==========  ===========     =========   =========|
|SUPPLEMENTAL FINANCIAL DATA:                                                                      |
|Net operating income (loss) by group:                                                             |
| Property/Casualty                              $       74  $       125    $      200    $    264 |
| Life                                                   20           24            38          47 |
| Other, primarily interest expense                     (30)         (23)          (57)        (49)|
|                                                 ----------  -----------    ----------    --------|
|                                                        64          126           181         262 |
|                                                 ---------   -----------    ----------    --------|
|Net realized investment gains (losses) by group:                                                  |
| Property/Casualty                                     122           82           208          94 |
| Life                                                   25           26            55          44 |
| Other                                                  (1)           1            (1)         12 |
|                                                 ----------  -----------    ----------    --------|
|                                                       146          109           262         150 |
|                                                 ----------  -----------    ----------    --------|
|Net income (loss) by group:                                                                       |
| Property/Casualty                                     196          207           408         358 |
| Life                                                   45           50            93          91 |
| Other, primarily interest expense                     (31)         (22)          (58)        (37)|
|                                                 ----------  -----------    ---------     --------|
|                                                $      210  $       235    $      443     $   412 |
|==================================================================================================|

                                      (17)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

Consolidated Results
--------------------

         Consolidated revenues, which consist of premium, net investment income, realized investment gains and other revenue, were $8.76 billion for the first six months of 1998, up from $8.38 billion for the same period in 1997. For the first six months of 1998, revenues, as compared to the same period in 1997, reflect an increase in earned premium of $140 million, resulting from an increase in property/casualty premiums of $193 million, offset by a decline in life premium of $53 million. Investment income was up slightly in the first half of 1998, a $9 million increase over the same period in 1997. Other revenues were $387 million for the first six months of 1998 as compared to $331 million for the same period in 1997.

         Net operating income, which excludes net realized investment gains, was $181 million, or $0.96 per share, for the first half of 1998, compared to net operating income of $262 million, or $1.40 per share, for the first six months of 1997. Net operating income was $64 million, or $0.33 per share, for the second quarter of 1998, compared to $126 million, or $0.67 per share, for the same quarter in 1997. CNA's income in the first half of 1998 is net of after-tax catastrophe losses of $98 million; after-tax catastrophe losses in the first half of 1997 were $49 million.

         Realized investment gains, net of tax, for the first half of 1998 were $262 million, or $1.41 per share, compared to net realized investment gains for the first half of 1997 of $150 million, or $0.81 per share. Realized investment gains, net of tax, for the second quarter of 1998 were $146 million, or $0.79 per share, compared to net realized investment gains for the second quarter of 1997 of $109 million, or $0.59 per share. The components of the net realized investment gains (losses) are as follows:

|---------------------------------------------------------------------------|
|REALIZED INVESTMENT GAINS(LOSSES)                                          |
|SIX MONTHS ENDED JUNE 30                                  1998       1997  |
|(in millions of dollars)                                                   |
|---------------------------------------------------------------------------|
|Bonds:                                                                     |
| U.S. Government                                    $       96     $    49 |
| Tax exempt                                                 32           2 |
| Asset-backed                                               27           9 |
| Taxable                                                    69          84 |
|                                                     ----------    --------|
|    Total bonds                                            224         144 |
|Stocks                                                      13          39 |
|Derivative security investments                             34          (1)|
|Separate Accounts and other                                144          56 |
|                                                     ----------    --------|
|  Realized investment gains reported in revenues           415         238 |
|Participating policyholders' interest                       (7)         (5)|
|Income tax expense                                        (146)        (83)|
|                                                     ----------    --------|
|   NET REALIZED INVESTMENT GAINS                    $      262     $   150 |
|===========================================================================|

         Net income for the first six months of 1998 was $443 million, or $2.37 per share, compared to $412 million, or $2.21 per share, for the first of 1997. Net income for the second quarter was $210 million, or $1.12 per share, compared to a net income of $235 million, or $1.26 per share, for the second quarter of 1997.
                                      (18)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

PROPERTY/CASUALTY OPERATIONS
----------------------------

|--------------------------------------------------------------------------------------------------|
|PROPERTY/CASUALTY GROUP                                                                           |
|PERIOD ENDED JUNE 30                                  THREE MONTHS             SIX MONTHS         |
|(In millions of dollars)                           1998            1997     1998        1997      |
|--------------------------------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED                                                             |
|INVESTMENT GAINS/LOSSES):                                                                         |
|Revenues:                                                                                         |
| Premiums                                    $    2,666    $     2,537    $    5,193  $    5,000  |
| Net investment income                              448            450           901         911  |
| Other                                              150            142           335         275  |
|                                              ----------    -----------     ---------   --------- |
|                                                  3,264          3,129         6,429       6,186  |
|Benefits and expenses                             3,190          2,956         6,190       5,845  |
|                                              ----------    -----------     ---------   --------- |
| Income before income tax                            74            173           239         341  |
|Income tax expense                                  -              (48)          (39)        (77) |
|                                              ----------    -----------     ---------   --------- |
| NET OPERATING INCOME (EXCLUDING REALIZED                                                         |
|  investment gains/losses)                   $       74    $       125    $      200  $      264  |
===================================================================================================|

     Property/casualty revenues, excluding net realized investment gains/losses, increased 3.9% for the six months ended June 30, 1998, to $6.43 billion compared to the same period a year ago. Property/casualty earned premium increased $193 million, or 3.9% from the comparable period in the prior year. The increase in earned premium is due primarily to an increase in involuntary risk premium of approximately $206 million and an increase in personal lines premium of $41 million, offset by a decrease in commercial lines premium of approximately $54 million. Involuntary premium for 1997 reflected reductions in estimates of premium for 1996 and prior periods, primarily in the workers' compensation line of business, and a greater willingness on the part of the voluntary market, including CNA, to write these types of risks. The 1998 estimated premiums reflects a return to historical levels. The increase in personal lines premium continues the trend seen in 1997 and the first quarter of 1998 and is attributable to growth in the private passenger automobile business and individual long-term care. The decrease in commercial lines is primarily due to a decrease in accident and health business.

     Pre-tax operating income, excluding net realized gains/losses, for the property/casualty insurance subsidiaries was $239 million for the six months ended June 30 ,1998, compared to $341 million for the same period one year ago. Underwriting losses for the six and three months ended June 30, 1998, were $661 million and $373 million, compared to $570 million and $277 million for the same periods in 1997. The increase in underwriting losses is primarily due to an increase in catastrophe losses for the first six months of 1998. Catastrophe losses for the six months ended June 30, 1998 were $151 million, pre-tax, and were $76 million for the comparable period in 1997. Pre-tax catastrophe losses for the three months ended June 30, 1998, and June 30, 1997 were $126 million and $45 million, respectively. The increase in catastrophe losses is mainly due to spring storms throughout the United States. Investment income decreased 1.1% for the six months ended June 30, 1998 as compared to the same period for 1997 due to lower yielding investments. The fixed maturities segment of the investment portfolio yielded 6.2% in the first half of 1998 as compared to 6.4% for the first half of 1997.

     The net operating income of CNA's property/casualty insurance subsidiaries, excluding net realized investment gains/losses, was $200 and $74 million for the six and three months ended June 30, 1998, compared to $264 million and $125 million for the same periods in 1997. Net realized investment gains for the six and three months ended June 30, 1998 were $208 million and $122 million, compared to $94 million and $82 million in the comparable periods of 1997.

                                      (19)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

Life Operations
---------------

|--------------------------------------------------------------------------------------------------|
|LIFE GROUP                                                                                        |
|PERIOD ENDED JUNE 30                                   THREE MONTHS               SIX MONTHS      |
|(In millions of dollars)                           1998              1997      1998        1997   |
|--------------------------------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED                                                             |
|INVESTMENT GAINS/LOSSES):                                                                         |
|Revenues:                                                                                         |
| Premiums                                  $      801      $       812    $    1,642  $    1,697  |
| Net investment income                            113               99           224         204  |
| Other                                             23               33            52          56  |
|                                            ----------      -----------   ----------   ---------- |
|                                                  937              944         1,918       1,957  |
|Benefits and expenses                             911              909         1,863       1,884  |
|                                            ----------      -----------   ----------   ---------- |
| Income before income tax                          26               35            55          73  |
|Income tax expense                                 (6)             (11)          (17)        (26) |
|                                            ----------       ----------   ----------   ---------- |
| NET OPERATING INCOME (EXCLUDING REALIZED                                                         |
|  INVESTMENT GAINS/LOSSES)                 $       20      $        24    $       38  $       47  |
|==================================================================================================|

     Life group revenues, excluding realized investment gains, were approximately $1.92 billion, down 2.0% for the six months ended June 30, 1998 compared to the same period a year ago. Revenues for the second quarter of 1998 were down slightly to $937 million as compared to $944 million for the same period in 1997. Life group earned premium was $1.64 billion in the first half of 1998, down 3.2% as compared to $1.70 billion for the six months ended June 30, 1997. For the three months ended June 30, 1998, earned premium decreased 1.4% to $801 million from $812 million for the same period in 1997. The decrease is primarily due to lower premiums for the Federal Employees Health Benefit Plan (FEHBP) and a reduction in individual annuities. The decrease in FEHBP premiums is due to improved claim experience upon which premiums are based and continues the trend from the first quarter of this year. The decrease in individual annuity premium is attributable to a shift in CNA's marketing efforts towards more profitable products. Investment income for the six months ended June 30, 1998 was $224 million as compared to $204 million for the same period a year ago. The fixed maturities segment of the life investment portfolio yielded 6.4% in the first half of 1998 and 1997.

     Pre-tax operating income for the life insurance subsidiaries, excluding net realized investment gains/losses, was $55 million and $26 million for the six and three months ended June 30, 1998, compared to $73 million and $35 million for the same periods in 1997. The decrease in pre-tax operating income is primarily due to lower premium revenue, as noted above, and higher losses in group business for the first six months of 1998 as compared to the same period in 1997.

     Net realized investment gains for the six and three months ended June 30, 1998 were $55 million and $25 million, compared to $44 million and $26 million for the same periods in 1997.
                                      (20)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

Investments
-----------

|--------------------------------------------------------------------------------|------------------------------|
|SUMMARY OF GENERAL ACCOUNT INVESTMENTS                                          |SIX MONTHS ENDED JUNE 30, 1998|
|AT CARRYING VALUE                                                               |---------------|--------------|
|                                                                                |  CHANGE IN    |              |
|                                                       JUNE 30     DECEMBER 31  |NET UNREALIZED |  REALIZED    |
|(IN MILLIONS OF DOLLARS)                                 1998        1997       | GAINS(LOSSES) |GAINS(LOSSES) |
|--------------------------------------------------------------------------------|---------------|--------------|
|FIXED MATURITY SECURITIES:                                                      |               |              |
|U.S. Treasury securities and                                                    |               |              |
| obligations of government agencies              $     11,043   $    12,980     |  $       18   |  $        96 |
|Asset-backed securities                                 5,697         4,804     |           8   |           27 |
|Tax exempt securities                                   5,996         4,724     |         (28)  |           32 |
|Taxable securities                                      6,823         7,040     |          18   |           69 |
|                                                  -----------     ---------     |   ----------  |   -----------|
| Total fixed maturity securities                       29,559        29,548     |          16   |          224 |
|Stocks                                                  1,054           814     |         107   |           13 |
|Short-term investments                                  4,388         4,884     |          -    |           (5)|
|Other investments                                       1,110           945     |         (54)  |          113 |
|Derivative security investments                            64            12     |          -    |           34 |
|                                                  -----------     ---------     |   ----------  |   -----------|
| TOTAL INVESTMENTS                               $     36,175   $    36,203     |          69   |          379 |
|                                                  ===========     =========     |               |              |
|Other, principally Separate Accounts                                            |         (2)   |           36 |
|                                                                                |               |              |
|Participating policyholders' interest                                           |          1    |           (7)|
|                                                                                |               |              |
|Income tax benefit (expense)                                                    |        (26)   |         (146)|
|                                                                                |   ----------  |   -----------|
| NET INVESTMENT GAINS (LOSSES)                                                  |  $      42    |  $       262 |
|--------------------------------------------------------------------------------|---------------|--------------|
|--------------------------------------------------------------------------|
|SHORT-TERM INVESTMENTS:                                                   |
|--------------------------------------------------------------------------|
|Security repurchase collateral              $        251       $       154|
|Escrow                                               969             1,065|
|U.S. Treasuries                                      536               558|
|Commercial paper                                   1,598             1,850|
|Money markets                                        446               624|
|Other                                                588               633|
|--------------------------------------------------------------------------|
| TOTAL SHORT-TERM INVESTMENTS               $      4,388       $     4,884|
|--------------------------------------------------------------------------|

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

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

     The general account portfolio consists primarily of high quality marketable fixed maturity securities, approximately 94.3% of which are rated as investment grade. At June 30, 1998, tax-exempt securities and short-term investments, excluding collateral for securities sold under repurchase agreements, comprised approximately 16.6% and 11.4%, respectively, of the general account's total investment portfolio compared to 13.1% and 13.1%, respectively, at December 31, 1997. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. Short-term investments at both June 30, 1998 and December 31, 1997 are substantially higher than historical levels in anticipation of Fibreboard-related claim payments. At June 30, 1998, the major components of the short-term investment portfolio consist primarily of high-grade commercial paper and U.S. Treasury bills.

     As of June 30, 1998, the market value of CNA's general account investments in fixed maturities was $29.56 billion and was greater than amortized cost by approximately $545 million. This compares to a market value of $29.55 billion and approximately $528 million of net unrealized investment gains at December 31, 1997. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at June 30, 1998 were $653 million and $108 million, respectively, compared to $644 million and $116 million, respectively, at December 31, 1997.

     Net unrealized investment gains on general account fixed maturities at June 30, 1998 include net unrealized gains on high yield securities of $4 million, compared to net unrealized losses of $2 million on such securities at December 31, 1997. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account decreased $203 million to approximately $1.68 billion at June 30, 1998 when compared to December 31, 1997.

     At June 30, 1998, total Separate Account cash and investments amounted to $5.45 billion with taxable fixed maturity securities representing approximately 82.5% of the Separate Accounts' portfolios. Approximately 68.7% of Separate Account investments are used to fund guaranteed investments for which Continental Assurance Company guarantees principal and a specified return to the contractholders. The duration of fixed maturity securities included in the guaranteed investment portfolio are generally matched with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $3.53 billion at June 30, 1998 and $3.83 billion at December 31, 1997. At June 30, 1998, fair value exceeded amortized cost by approximately $79 million. This compares to an unrealized gain of approximately $71 million at December 31, 1997. The gross unrealized investment gains and losses for the guaranteed investment fixed maturity securities portfolio at June 30, 1998, were $93 million and $14 million, respectively, as compared to a gain of $87 million and a loss of $16 million at December 31, 1997.

     Carrying values of high yield securities in the guaranteed investment portfolio were $272 million at June 30, 1998 and $310 million at December 31, 1997. Net unrealized investment losses on high yield securities held in such Separate Accounts were $4 million at June 30, 1998, and $1 million at December 31, 1997.
                                      (22)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

     High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of June 30, 1998, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 3.4% of total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

     Included in CNA's fixed maturity securities at June 30, 1998 (general and guaranteed investment portfolios) are $8.0 billion of asset-backed securities, consisting of approximately 51.3% in collateralized mortgage obligations ("CMOs"), 16.1% in corporate asset-backed obligations, 23.5% in corporate mortgage backed security pass thru obligations, and 9.1% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are corporate mortgage backed securities, which are actively traded in liquid markets and are priced by broker-dealers. At June 30, 1998, the fair value of asset-backed securities exceeded the amortized cost by approximately $139 million compared to net unrealized investment gains of $114 million at December 31, 1997. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

     At June 30, 1998, 38.8% of the general account's fixed maturity securities portfolio was invested in U.S. Government securities, 36.2% in other AAA rated securities and 13.9% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 3.8% U.S. Government securities, 62.9% in other AAA rated securities and 14.2% in AA and A rated securities. These ratings are primarily from Standard & Poor's.

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

     The Company has exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management. The Company may also reduce this risk by utilizing instruments such as interest rate swaps, interest rate caps, commitments to purchase securities, options, futures and forwards. This exposure is also mitigated by the Company's asset/liability matching strategy.

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

     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Duetschmarks, and Japanese Yen. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of forwards for those instruments which are not matched.

Sensitivity Analysis
--------------------

     CNA monitors its sensitivity to interest rate risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates. The evaluation is made using an instantaneous parallel change in interest rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the Company's market value at risk and the resulting effect on stockholders' equity. The analysis presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices. The range of changes chosen reflects the Company's view of changes which are reasonably possible over a one-year period. The selection of the range of values chosen to represent changes in interest rates should not be construed as the Company's prediction of future market events; but rather an illustration of the impact of such events.

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

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

     The sensitivity analysis assumes an instantaneous shift in market interest rates, with scenarios of interest rates increasing and decreasing 100 and 150 basis points from their levels at June 30, 1998 with all other variables held constant. A 100 and 150 basis point increase in market interest rates would result in a pre-tax decrease in the net financial instrument position of $1.80 billion and $2.67 billion, respectively. Similarly a 100 and 150 basis point decrease in market interest rates would result in a pre-tax increase in the net financial instrument position of $1.81 billion and $2.72 billion, respectively.

     The Company's long-term debt, including interest rate swap agreements, as of June 30, 1998 is denominated in U.S. dollars. Approximately 93% of the Company's long-term debt has been issued at fixed rates or has been effectively converted into fixed rate debt by interest rate swap arrangements which mature in May 2000 through December 2000. As such, interest expense on this indebtedness would not be impacted by interest rate shifts. The impact of a 100 and 150 basis point increase in market interest rates would result in a decrease in the market value of the fixed rate debt by $132 million and $187 million, respectively. The impact of a 100 and 150 basis point decrease in market interest rates would result in a increase in the market value of the fixed rate debt by $162 million and $254 million, respectively. The impact of a 100 and 150 basis point increase in market interest rates on the variable rate debt would result in additional interest expense of $2.1 million and $3.1 million, respectively, per year. A 100 and 150 basis point decrease in interest rates would lower interest expense by $2.1 million and $3.1 million, respectively, per year.

     Equity price risk was measured assuming an instantaneous 10% and 25% change in the Standard & Poor's 500 Index (the Index) from its level of June 30, 1998, with all other variables held constant. The Company's equity holdings were assumed to be perfectly correlated with this index. A 10% and 25% decrease in the Index would result in a $213 million and $532 million decrease, respectively, in the net financial instrument position. Of these amounts, $84 million and $209 million, respectively, would be offset by decreases in liabilities to customers under variable annuity contracts. Similarly, increases in the index would result in like increases in the net financial instrument position.

     The sensitivity analysis also assumes an instantaneous 10% and 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at June 30, 1998, with all other variables held constant. A 10% and 20% strengthening of the U.S. dollar versus other currencies would result in decreases of $196 million and $392 million in the net financial instrument position. Weakening of the U.S. dollar versus all other currencies would result in like increases in the net financial instrument position.
                                      (25)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued
     The following table reflects an increase in interest rates of 100 basis points, a 10% decline in the S&P 500 index, and a decline of 10% in foreign currency exchange rates.

|-----------------------------------------------------------------------------------------------------------------|
|JUNE 30, 1998                               MARKET            INTEREST             CURRENCY        EQUITY        |
|(In millions of dollars)                    VALUE            RATE RISK              RISK            RISK         |
|-----------------------------------------------------------------------------------------------------------------|
|Held for Other Than Trading Purposes                                                                             |
|    General accounts                                                                                             |
|      Fixed maturity securities         $    29,559       $      (1,592)        $     (118)      $         -     |
|      Equity securities                       1,054                   -                (23)             (105)    |
|      Short term investments                  4,388                  (9)               (32)                -     |
|      Interest rate swaps                        (3)                  9                  -                 -     |
|-----------------------------------------------------------------------------------------------------------------|
|         Total general accounts              34,998              (1,592)              (173)             (105)    |
|-----------------------------------------------------------------------------------------------------------------|
|    Separate Accounts                                                                                            |
|      Fixed maturity securities               4,496                (219)               (20)               (3)    |
|      Equity securities                         208                   -                  -               (21)    |
|      Short term investments                    605                  (1)                (3)                -     |
|      Equity index futures                        -                   -                  -               (84)    |
|-----------------------------------------------------------------------------------------------------------------|
|         Total Separate Accounts              5,309                (220)               (23)             (108)    |
|-----------------------------------------------------------------------------------------------------------------|
|         Total all securities           $    40,307       $      (1,812)        $     (196)      $      (213)    |
|-----------------------------------------------------------------------------------------------------------------|
|Long term debt                          $    (2,975)      $         132         $        -       $         -     |
|=================================================================================================================|

     The following table reflects an increase in interest rates of 150 basis points, a 25% decline in the S&P 500 index, and a decline of 20% in foreign currency exchange rates.

|-----------------------------------------------------------------------------------------------------------------|
|JUNE 30, 1998                               MARKET            INTEREST               CURRENCY        EQUITY      |
|(In millions of dollars)                    VALUE            RATE RISK              RISK              RISK       |
|-----------------------------------------------------------------------------------------------------------------|
|Held for Other Than Trading Purposes                                                                             |
|    General accounts                                                                                             |
|      Fixed maturity securities         $    29,559       $      (2,383)        $     (236)      $         -     |
|      Equity securities                       1,054                   -                (46)             (264)    |
|      Short term investments                  4,388                 (13)               (65)                -     |
|      Interest rate swaps                        (3)                 15                  -                 -     |
|-----------------------------------------------------------------------------------------------------------------|
|         Total general accounts              34,998              (2,381)              (347)             (264)    |
|-----------------------------------------------------------------------------------------------------------------|
|    Separate Accounts                                                                                            |
|      Fixed maturity securities               4,496                (334)               (39)               (7)    |
|      Equity securities                         208                   -                  -               (52)    |
|      Short term investments                    605                  (1)                (6)                -     |
|      Equity index futures                        -                   -                  -              (209)    |
|-----------------------------------------------------------------------------------------------------------------|
|         Total Separate Accounts              5,309                (335)               (45)             (268)    |
|-----------------------------------------------------------------------------------------------------------------|
|         Total all securities           $    40,307       $      (2,716)        $     (392)      $      (532)    |
|=================================================================================================================|
|Long term debt                          $    (2,975)      $         187         $        -       $         -     |
|=================================================================================================================|

                                      (26)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

FINANCIAL CONDITION:

|-------------------------------------------------------------------------------------------------|
|FINANCIAL POSITION                                                   JUNE 30         DECEMBER 31 |
|(In millions of dollars, except per share data)                       1998               1997    |
|-------------------------------------------------------------------------------------------------|
|Assets                                                            $63,164      $     61,269      |
|Stockholders' equity                                                8,787             8,309      |
|Accumulated other comprehensive income                                627               589      |
|Book value per common share                                         46.59             44.01      |
|=================================================================================================|

     CNA's assets increased approximately $1.90 billion from December 31, 1997 to $63.16 billion as of June 30, 1998.

     During the first six months of 1998, CNA's stockholders' equity increased by $478 million, or 5.8%, to $8.79 billion. The major component of this change was net income of $443 million.

     The statutory surplus of the property/casualty subsidiaries was approximately $7.0 billion at June 30, 1998, compared to approximately $7.1 billion on December 31, 1997. The major component of this change was statutory net income of $147 million and a change in net unrealized investment gains of $181 million. These increases were partially offset by $369 million of other items, primarily dividends paid to the parent company. The statutory surplus of the life insurance subsidiaries was approximately $1.3 billion at June 30, 1998, compared to $1.2 billion at year end 1997.

LIQUIDITY AND CAPITAL RESOURCES:

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

     For the six months ended June 30, 1998, CNA's operating cash flows were a negative $579 million, compared to a negative $670 million for the six months ended June 30, 1997. Negative cash flows for 1998 and 1997 are substantially the result of claim payments resulting primarily from the settlement of the Fibreboard litigation.

     In early 1998, CNA was able to take advantage of favorable market conditions to refinance, on a fixed rate basis, $300 million of existing debt under the Company's revolving credit facility.

     During the second quarter of 1998 the Company issued $500 million principal amount of 6.50% senior notes, due April 15, 2005. The net proceeds were used to pay down existing debt, provide refinancing of certain senior notes and provide funds for acquisitions. The net effect of these transactions was an increase in cash flows from financing activities of approximately $61 million.
                                      (27)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

     On August 5, 1998, CNA's board of directors approved a plan to purchase, in open market or privately negotiated transactions, its outstanding common stock from time to time as market conditions warrant.

IMPACT OF YEAR 2000:

     The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates beginning in 1999. Such malfunctions could lead to business delays and disruptions. The Company is in the process of renovating or replacing many of its legacy systems to accommodate business for the year 2000 and beyond. In addition, the Company is checking embedded systems in computer hardware and other infrastructure such as elevators, heating and ventilating systems, and security systems. Based upon its current assessment, the Company estimates that the total cost to replace and upgrade its systems to accommodate year 2000 processing will be approximately $60 to $70 million. The Company believes that it will be able to resolve the year 2000 issue in a timely manner. However, due to the interdependent nature of computer systems, the Company may be adversely impacted depending upon whether it or other entities not affiliated with the Company (vendors and business partners) address this issue successfully. To mitigate this impact, the Company is communicating with its vendors and business partners to coordinate the year 2000 conversion.

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

ACCOUNTING STANDARDS:

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It requires that those enterprises report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, and that the enterprises reconcile the total of those amounts to the general-purpose financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application. This Statement will redefine CNA's business segment disclosure.
                                      (28)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - concluded

     In December 1997, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting by entities that are subject to insurance-related assessments. It requires that entities recognize liabilities for insurance-related assessments when all of the following criteria have been met: an assessment has been imposed or a probable assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. CNA is currently evaluating the effects of this SOP on its accounting for insurance-related assessments.

     In February 1998, the FASB issued SFAS No. 132, "Employers" Disclosures about Pensions and Other Postretirement Benefits," which standardizes disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The Statement also suggests combined formats for presentation of pension and other postretirement benefit disclosures. The Statement changes disclosure only and does not address measurement or recognition. It is effective for fiscal years beginning after December 15, 1997. CNA is currently evaluating the effects of this Statement on its benefit plan disclosures.

     In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for costs of computer software developed or obtained for internal use and for determining whether computer software is for internal use. For purposes of this SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Accounting treatment for costs associated with software developed or obtained for internal use, as defined by this SOP, is based upon a number of factors, including the point in time during the project that costs are incurred as well as the types of costs incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. CNA is currently evaluating the effects of this SOP.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. CNA is currently evaluating the effects of this Statement on its accounting and reporting for derivatives and hedges.
                                      (29)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - concluded

FORWARD-LOOKING STATEMENTS:

     When included in management's discussion and analysis, the words "believe", "expects", "intends" "anticipates", "estimates", and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in financial markets (interest rate, credit, currency, commodities and stocks), changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, judicial decisions and rulings, and various other matters, many of which are beyond the Company's control. See the Company's discussions elsewhere in this report on how these various risks may affect CNA. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

                                      (30)

                            CNA FINANCIAL CORPORATION

                            PART II OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Set forth below is information relating to the 1998 Annual Meeting of Shareholders of CNA Financial Corporation.

The annual meeting was called to order at 10:00 A.M., May 6, 1998. Represented at the meeting, in person or by proxy, were 61,112,939 on a pre-stock split basis, approximately 98.891% of the issued and outstanding shares entitled to vote.

The following business was transacted:

Election of Directors
---------------------
Over 99.0% of the votes cast for directors were votes for the election of the following directors. The number of votes cast FOR and WITHHELD with respect to each director were as follows:

                           Votes For                       Votes Withheld
                     --------------------               --------------------
Antoinette Cook Bush        61,053,900                           59,039
Dennis H. Chookaszian       61,055,766                           57,173
Philip L. Engel             61,055,797                           57,142
Robert P. Gwinn             61,055,380                           57,559
Walter F. Mondale           60,683,543                          429,396
Edward J. Noha              61,055,464                           57,475
Joseph Rosenberg            61,055,717                           57,222
Richard L. Thomas           61,055,286                           57,653
James S. Tisch              60,936,255                          176,684
Laurence A. Tisch           61,054,998                           57,941
Preston R. Tisch            61,055,001                           57,938
Marvin Zonis                61,055,775                           57,164

Ratification of the Appointment of Independent Certified Public Accountants
---------------------------------------------------------------------------
The appointment of Deloitte & Touche LLP as independent public auditors for the Company was ratified by a vote of 61,107,118 shares or 99.99% of the shares voting. 3,357 shares or approximately 0.005% of the shares voting, were cast against, and 2,464 shares, or approximately 0.004% of the shares voting, abstained.

Ratification of the Amendment to the Certificate of Incorporation
-----------------------------------------------------------------
The amendment to the Certificate of Incorporation was ratified by a vote of 59,894,109 shares or 98.973% of the shares voting. 606,343 shares or approximately 1.002% of the shares voting, were cast against, 15,270 shares, or approximately 0.025% of the shares voting, abstained and 597,217 shares, or approximately 0.966% of the shares did not vote.

                                      (31)

                            CNA FINANCIAL CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

              Description of Exhibit
                                                        Exhibit        Page
                                                        Number         Number
                                                        -------        ------
    Computation of Net Income per Common Share            11              34
    Computation of Ratio of Earnings to Fixed Charges     12.1            35
    Computation of Ratio of Net Income,
      As Adjusted, to Fixed Charges                       12.2            35
    Financial Data Schedule                               27              36


(b)  REPORTS ON FORM 8-K:

     On April 17, 1998, CNA Financial Corporation filed a report on Form 8-K related to the consent to incorporation by reference within Registration Statement #33-50753 of the independent auditors' report appearing in and incorporated by reference in the Annual Report on Form 10-K of CNA Financial Corporation and subsidiaries for the year ended December 31, 1997.


                                      (32)

                            CNA FINANCIAL CORPORATION

                      PART II OTHER INFORMATION - Concluded

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CNA FINANCIAL CORPORATION
                                                 -------------------------

Date:  August 14, 1998                           By:  S/W. JAMES MACGINNITIE
       ---------------                                --------------------
                                                      W. James MacGinnitie
                                                      Senior Vice President and
                                                      Chief Financial Officer

                                (33)

                                                            EXHIBIT 11

                            CNA FINANCIAL CORPORATION
                   COMPUTATION OF NET INCOME PER COMMON SHARE

|----------------------------------------------------------------------------------------------------------------|
|PERIOD ENDED JUNE 30                                    SECOND QUARTER                         SIX MONTHS       |
|(In millions of dollars, except per share data)     1998              1997               1998              1997 |
|----------------------------------------------------------------------------------------------------------------|
|Earnings per share:                                                                                             |
|                                                                                                                |
| Net income                                    $      210       $       235         $      443        $      412|
| Less preferred stock dividends                         2                 1                  3                 3|
|                                                ---------         ---------          ---------         ---------|
|                                                                                                                |
| Net income available to common stockholders   $      208       $       234         $      440        $      409|
|                                                =========         =========          =========         =========|
|                                                                                                                |
| Weighted average shares outstanding                185.4             185.4              185.4             185.4|
|                                                =========         =========          =========         =========|
|                                                                                                                |
| Net income per common share                   $     1.12    $         1.26      $        2.37     $        2.21|
|                                                =========         =========          =========         =========|
|                                                                                                                |
|----------------------------------------------------------------------------------------------------------------|

                                      (34)

                                                            EXHIBIT 12.1

                            CNA FINANCIAL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

|-----------------------------------------------------------------------------------------------------------|
|PERIOD ENDED JUNE 30                                                                                       |
|(in millions of dollars, except ratios)                                          1998                1997  |
|-----------------------------------------------------------------------------------------------------------|
|Income before income tax and cumulative effect of accounting changes        $        615        $      570 |
|Adjustments:                                                                                               |
|     Interest expense                                                                115                96 |
|     Interest element of operating lease rental                                       18                12 |
|                                                                              -----------        ----------|
|Income before income tax as adjusted                                        $        748        $      678 |
|                                                                              ===========        ==========|
|                                                                                                           |
|Fixed charges:                                                                                             |
|     Interest expense                                                                                      |
|     Interest element of operating lease rental                             $        115        $       96 |
|Fixed charges                                                                         18                12 |
|                                                                              -----------        ----------|
|                                                                            $        133        $      108 |
|                                                                              ===========        ==========|
|Ratio of earnings to fixed charges (1)                                               5.6               6.3 |
|-----------------------------------------------------------------------------------------------------------|

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

                            CNA FINANCIAL CORPORATION
                       COMPUTATION OF RATIO OF NET INCOME,
                          AS ADJUSTED, TO FIXED CHARGES

|-----------------------------------------------------------------------------------------------------------|
|PERIOD ENDED JUNE 30                                                                                       |
|(in millions of dollars, except ratios)                                          1998                1997  |
|-----------------------------------------------------------------------------------------------------------|
|Net Income                                                                  $        443        $      412 |
|Adjustments:                                                                                               |
|     Interest expense, after tax                                                      75                62 |
|     Interest element of operating lease rental, after tax                            12                 8 |
|                                                                              -----------        ----------|
|Net income, as adjusted                                                     $        530        $      482 |
|                                                                              ===========        ==========|
|Fixed charges:                                                                                             |
|     Interest expense, after tax                                            $         75        $       62 |
|     Interest element of operating lease rental, after tax                            12                 8 |
|Fixed charges                                                                 -----------        ----------|
|                                                                            $         87        $       70 |
|                                                                              ===========        ==========|
|Ratio of net income, as adjusted, to fixed charges (1)                               6.1               6.9 |
|-----------------------------------------------------------------------------------------------------------|

(1) For purposes of computing this ratio, net income has been adjusted to include fixed charges of consolidated companies, after tax. Fixed charges consist of interest and that portion of operating lease rental expense which is deemed to be an interest factor for such rentals.
                                      (35)