Form 10-Q
period 1998-09-30
CNA FINANCIAL CORP
filed 1998-11-13
CIK 21175

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended September 30, 1998 Commission File Number 1-5823

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at November 2, 1998
-------------------------------------           -------------------------------
Common Stock, Par value $2.50                              183,889,569

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                Page (1) of (41)

                            CNA FINANCIAL CORPORATION

                                     INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
-------   ---------------------                                         --------
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

   CONDENSED CONSOLIDATED BALANCE SHEETS
     SEPTEMBER 30, 1998 (Unaudited) and DECEMBER 31, 1997..................    3

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.......    4

   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     (Unaudited) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.....    5

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.................    6

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS (Unaudited) SEPTEMBER 30, 1998.............................    7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.............................................   18


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................   37

          SIGNATURES.......................................................   38

EXHIBIT 11     COMPUTATION OF NET INCOME PER COMMON SHARE..................   39

EXHIBIT 12.1  COMPUTATION OF RATIO OF EARNINGS
                      TO FIXED CHARGES.....................................   40

EXHIBIT 12.2  COMPUTATION OF RATIO OF NET INCOME, AS ADJUSTED,
                      TO FIXED CHARGES.....................................   40

EXHIBIT 27     FINANCIAL DATA SCHEDULE.....................................   41

                                      (2)

                           CNA FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER    DECEMBER 31
                                                                                   1998           1997
(In millions of dollars, except share data)                                      (UNAUDITED)
---------------------------------------------------------------------------------------------------------
ASSETS
  Investments:
    Fixed maturities available for sale (cost: $28,446 and $29,020).............. $29,322        $29,548
    Equity securities available for sale (cost: $970 and $695)...................   1,362            814
    Mortgage loans and real estate (less accumulated depreciation: $1 and $1)....      65             85
    Policy loans.................................................................     176            177
    Other invested assets........................................................     831            695
    Short-term investments ......................................................   4,549          4,884
                                                                                  --------       --------
       TOTAL INVESTMENTS.........................................................  36,305         36,203
  Cash...........................................................................     135            383
  Receivables:
    Reinsurance..................................................................   6,235          6,057
    Insurance ...................................................................   6,686          6,086
    Other .......................................................................     270            208
    Less allowance for doubtful accounts.........................................    (305)          (303)
  Deferred acquisition costs.....................................................   2,359          2,142
  Accrued investment income......................................................     418            389
  Receivables for securities sold................................................   1,289            744
  Federal income taxes recoverable (includes $102 and $26 due from Loews)........      82             18
  Deferred income taxes..........................................................     899          1,070
  Property and equipment at cost (less accumulated depreciation: $676 and $553)..     790            747
  Prepaid reinsurance premiums...................................................     292            202
  Intangibles....................................................................     595            620
  Other assets...................................................................   1,135          1,222
  Separate Account business......................................................   5,381          5,812
                                                                                    ------         ------
----------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                               $62,566        $61,600
==========================================================================================================

                            CNA FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS - continued

---------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER     DECEMBER 31
                                                                                   1998           1997
(In millions of dollars, except share data)                                      (UNAUDITED)
---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Insurance reserves:
     Claim and claim expense .................................................... $29,369        $29,558
     Unearned premiums...........................................................   5,084          4,700
     Future policy benefits......................................................   5,262          4,829
     Policyholders' funds........................................................     767            742
  Securities sold under repurchase agreements....................................      58            153
  Payables for securities purchased..............................................   1,072            648
  Participating policyholders' equity............................................     150            132
  Long-term debt.................................................................   2,967          2,897
  Other liabilities..............................................................   3,483          3,820
  Separate Account business......................................................   5,381          5,812
                                                                                  --------       --------
       TOTAL LIABILITIES.........................................................  53,593         53,291
                                                                                  --------       --------
Commitments and contingent liabilities  - Notes C and D
Stockholders' equity:
  Common stock ($2.50 par value;
    Authorized - 200,000,000 shares;
    Issued - 185,525,907 shares;
    Outstanding - 183,704,086 shares)............................................     464            464
  Money market cumulative preferred stock........................................     150            150
  Additional paid-in capital.....................................................     126            126
  Retained earnings..............................................................   7,408          6,983
  Accumulated other comprehensive income.........................................     892            589
  Treasury stock, at cost........................................................     (67)            (3)
                                                                                   --------       --------
       TOTAL STOCKHOLDERS' EQUITY................................................   8,973          8,309
-----------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $62,566        $61,600
===========================================================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                       (3)

                            CNA FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                              THREE MONTHS             NINE MONTHS
(In millions of dollars, except per share data)     1998          1997       1998         1997
-------------------------------------------------------------------------------------------------
Revenues:
 Premiums........................................  $ 3,300       $ 3,336    $10,135      $10,031
 Net investment income...........................      521           530      1,641        1,641
 Realized investment gains ......................       97           237        512          475
 Other...........................................      211           206        598          537
                                                   ---------     ---------  ---------    --------
Total Revenues                                       4,129         4,309     12,886       12,684
                                                   ---------     ---------  ---------    --------
Benefits and expenses:
 Insurance claims and policyholders' benefits....    2,774         2,854      8,561        8,607
 Amortization of deferred acquisition costs......      545           621      1,804        1,738
 Other operating expenses(Note H)................      783           384      1,764        1,223
 Interest expense................................       53            57        168          153
                                                   ---------     ---------  ---------    --------
Total Benefits and Expenses                          4,155         3,916     12,297       11,721
                                                   ---------     ---------  ---------    --------
 Income (loss) before income tax.................      (26)          393        589          963
Income tax expense (benefit).....................      (12)          119        160          276
                                                   ---------     ---------  ---------    --------
  Net (loss) income                                $   (14)      $   274    $   429      $   687
=================================================================================================
EARNINGS PER SHARE
Net (loss) income ...............................  $ (0.09)      $  1.47    $  2.29      $  3.68
                                                   =========     =========  =========    ========

Weighted average outstanding shares of
common stock (in millions of shares).............    185.2         185.4      185.2        185.4
=================================================================================================

      See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                      (4)

                           CNA FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                          ACCUMULATED
                                                       ADDITIONAL                           OTHER        TOTAL
                             COMMON PREFERRED TREASURY  PAID IN   COMPREHENSIVE RETAINED COMPREHENSIVE STOCKHOLDERS'
(In millions of dollars)      STOCK  STOCK     STOCK    CAPITAL     INCOME      EARNINGS  INCOME         EQUITY
--------------------------------------------------------------------------------------------------------------------
BALANCE,JANUARY 1, 1997       $  464  $  150   $  (3)    $  126                   $6,024  $   299       $ 7,060
Comprehensive income:
  Net income.................     -       -       -          -     $  687            687       -            687
Other comprehensive income:
Change in other comprehensive
 income......................     -       -       -          -        175             -       175           175
                                                                   --------
  Total comprehensive income                                       $  862
                                                                   ========
Preferred dividends..........     -       -       -          -                        (5)      -             (5)
----------------------------- ------- -------  -------   --------                -------- --------     ----------
BALANCE, SEPTEMBER 30, 1997   $  464  $  150   $  (3)    $  126                  $ 6,706  $   474      $  7,917
==================================================================               ================================

BALANCE, DECEMBER 31, 1997    $  464  $  150   $  (3)    $  126                  $ 6,983  $   589      $  8,309
Comprehensive income:
 Net income..................     -       -       -          -     $  429            429       -            429
Other comprehensive income:
Change in other comprehensive
 income......................     -       -       -          -        303             -       303           303
                                                                   --------
  Total comprehensive income                                       $  732
                                                                   ========
 Purchase of Treasury Stock       -       -      (64)        -                         -       -            (64)
 Preferred dividends........      -       -       -          -                        (4)      -             (4)
----------------------------- ------- -------  -------   --------                -------- --------     ----------
BALANCE, SEPTEMBER 30, 1998   $  464  $  150   $ (67)    $  126                  $ 7,408  $   892      $  8,973
==================================================================               ================================

     See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                      (5)

                            CNA FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30                                                  1998              1997
(In millions of dollars)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...................................................................... $   429     $    687
 Adjustments to reconcile net income to net cash flows from operating activities:
  Net realized investment gains, pre-tax .........................................    (512)        (475)
  Participating policyholders' interest...........................................      15            2
  Amortization of intangibles.....................................................      85           20
  Amortization of bond discount...................................................    (165)         (81)
  Depreciation....................................................................     124          132
  Changes in:
   Insurance receivables, net.....................................................    (838)        (413)
   Deferred acquisition costs.....................................................    (217)        (369)
   Accrued investment income......................................................     (29)          98
   Federal income taxes...........................................................     (64)         165
   Deferred income taxes..........................................................      (2)         156
   Prepaid reinsurance premiums...................................................     (90)         (77)
   Insurance reserves.............................................................     666          993
   Reinsurance payables...........................................................    (111)         (60)
   Other liabilities..............................................................      67         (991)
   Other, net.....................................................................     (88)        (146)
                                                                                  ------------  ----------
       Total adjustments .........................................................  (1,159)      (1,046)
                                                                                  ------------  ----------
       NET CASH FLOWS FROM OPERATING ACTIVITIES ..................................    (730)        (359)
                                                                                  ------------  ----------
----------------------------------------------------------------------------------------------------------

                           CNA FINANCIAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- continued
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30                                                  1998              1997
(In millions of dollars)
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchases of fixed maturities.................................................... (28,438)     (28,756)
 Proceeds from fixed maturities:
  Sales...........................................................................  26,686       27,545
  Maturities, calls and redemptions...............................................   2,655        1,668
 Purchases of equity securities...................................................    (792)        (854)
 Proceeds from sale of equity securities..........................................     509          937
 Change in short-term investments.................................................     419         (993)
 Purchases of property and equipment .............................................    (175)        (195)
 Change in securities sold under repurchase agreements............................     (95)       1,075
 Change in other investments......................................................    (229)         173
 Investment in affiliates.........................................................       -          (65)
 Other, net.......................................................................     (47)        (151)
                                                                                   ------------  ---------
       NET CASH FLOWS FROM INVESTING ACTIVITIES ..................................     493          384
                                                                                   ------------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid to preferred stockholders.........................................      (5)          (5)
 Acquisition of treasury stock....................................................     (65)           -
 Receipts from investment contracts credited to policyholder account balances.....      19            7
 Return of policyholder account balances on investment contracts..................     (30)         (18)
 Principal payments on long-term debt.............................................    (942)          (4)
 Proceeds from issuance of long-term debt.........................................   1,012          109
                                                                                   ------------  ---------
       NET CASH FLOWS FROM  FINANCING ACTIVITIES..................................     (11)          89
                                                                                   ------------  ---------
            Net cash flows........................................................    (248)         114
Cash at beginning of period.......................................................     383          257
----------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                             $    135     $    371
==========================================================================================================
Supplemental disclosures of cash flow information:
 Cash (paid)received:
 Interest ........................................................................$   (147)    $   (148)
 Federal income taxes.............................................................    (187)          50
==========================================================================================================

See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                      (6)

                            CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

NOTE A.  Basis of Presentation:

         The condensed consolidated financial statements (unaudited) include CNA Financial Corporation (CNAF) and its subsidiaries which include property/casualty insurance companies (principally Continental Casualty Company and The Continental Insurance Company) and life insurance companies (principally Continental Assurance Company and Valley Forge Life Insurance Company), collectively CNA, or the Company. As of September 30, 1998, Loews Corporation (Loews) owns approximately 85% of the outstanding common stock of CNAF.

         CNA is a multiple-line insurer, underwriting property and casualty coverages; life, accident and health insurance; and pension and annuity business. CNA serves a wide spectrum of customers, including small, medium and large businesses; associations, professionals, groups and individuals.

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


NOTE B.  Restricted Investments:

     On December 30, 1993, CNAF deposited $987 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note C below. The escrow account amounted to approximately $1.08 billion at September 30, 1998 and $1.10 billion at December 31, 1997. The majority of the funds are included in short-term investments and are invested substantially in U. S. Treasury securities.

                                      (7)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued




NOTE C.  Legal Proceedings and Contingent Liabilities:

FIBREBOARD LITIGATION

         CNA's primary property/casualty subsidiary, Continental Casualty Company (Casualty), has been party to litigation with Fibreboard Corporation (Fibreboard) involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding
1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as "Settling Parties") have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard, which is subject to court approval.

         Casualty, Fibreboard and Pacific Indemnity have also reached an agreement (the "Trilateral Agreement") on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval.

         On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. Petitions for rehearing by the panel and Suggestions for Rehearing by the entire Fifth Circuit Court of Appeals as respects the decision on the Global Settlement Agreement were denied. Two petitions for certiorari were filed in the Supreme Court as respects the Global Settlement Agreement. On June 27, 1997, the Supreme Court granted these petitions, vacated the Fifth Circuit's judgment as respects the Global Settlement Agreement, and remanded the matter to the Fifth Circuit for reconsideration in light of the Supreme Court's decision in Amchem Products Co.
                                                             -------------------
v. Windsor.
-----------

         On January 27, 1998, a panel of United States Fifth Circuit Court of Appeals again approved the Global Settlement Agreement by a 2 to 1 vote. Two sets of Objectors filed petitions for certiorari, which were docketed on April 16 and 17, 1998, by the United States Supreme Court. On June 22, 1998, the Supreme Court granted the petition for certiorari filed by one of the sets of objectors. The Supreme Court has set oral argument for December 8, 1998.

         No further appeal was filed with respect to the Trilateral Agreement; therefore, court approval of the Trilateral Agreement has become final.



SETTLEMENT AGREEMENTS

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


                                      (8)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


         On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1.53 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. As indicated above, the Global Settlement Agreement has been approved by the Fifth Circuit a second time, but the Supreme Court has granted a petition for certiorari filed by one of the sets of objectors to the settlement.

         On October 12, 1993, Casualty, Pacific Indemnity and Fibreboard entered into the Trilateral Agreement to settle the coverage litigation to operate in the event that the Global Settlement Agreement is disapproved. The Trilateral Agreement calls for payment by Casualty and Pacific Indemnity of an aggregate $2.0 billion, of which Casualty's portion is approximately $1.46 billion, to Fibreboard to resolve all claims by Fibreboard and all future and unsettled present asbestos claimants arising under the policy issued to Fibreboard by Casualty.

         Under either the Global Settlement Agreement or the Trilateral Agreement, Casualty is also obligated to pay prior settlements of present asbestos claims. As a result of the final approval of the Trilateral Agreement, such obligation has become final.

     Through September 30, 1998, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 135,200 claims, for an estimated settlement amount of approximately $1.63 billion plus any applicable interest. Final court approval of the Trilateral Agreement obligates Casualty to pay under these settlements. Approximately $1.67 billion (including interest of $184 million) was paid through September 30, 1998. Such payments have been partially recovered from Pacific Indemnity. Casualty may negotiate other agreements for unsettled claims.

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

OTHER LITIGATION

         CNAF and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of such other litigation will not, in the opinion of management, materially affect the results of operations or equity of CNAF.

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

         The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfund) govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by "Potentially
Responsible Parties" (PRPs). Superfund and the mini-Superfunds (Environmental Clean-up Laws or ECLs) establish mechanisms to pay for clean-up of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency on its National Priorities List ("NPL"). The addition of new clean-up sites to the NPL has slowed in recent years. Many clean up sites have been designated by state authorities as well.

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

         A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress in 1998 and it is unclear as to what positions the Congress or the Administration will take and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean up may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of


                                      (10)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

the EPA may cause states to reconsider their environmental clean up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

         Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

         As of September 30, 1998 and December 31, 1997, CNA carried $646 million and $773 million, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution claims. The reserves relate to claims for accident years 1988 and prior, after which CNA adopted the Simplified Commercial General Liability coverage form which includes an absolute pollution exclusion. Unfavorable environmental pollution reserve development for the nine months ended September 30, 1998 was $58 million. There was no environmental pollution reserve development for the nine months ended September 30, 1997.

         CNA's property/casualty insurance subsidiaries have exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation. Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of September 30, 1998 and December 31, 1997, CNA carried $1.46 billion and $1.40 billion, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable asbestos claim reserve development for the nine months ended September 30, 1998 and 1997 totaled $205 million and $40 million, respectively.

     The unfavorable reserve development on environmental and asbestos reserves in 1998 was more than offset by favorable reserve development in other lines, primarily commercial and specialty coverages. Excluding environmental and asbestos reserves, favorable loss and allocated loss adjustment expense reserve development approximated $380 million and $340 million for the nine months ended September 30, 1998 and 1997, respectively. Premium development for these same periods approximated $30 million favorable and $165 million unfavorable, respectively. The large unfavorable premium development in 1997 is primarily attributable to reductions in residual market premiums.

|-------------------------------------------------------------------------------------|
|RESERVE SUMMARY                         SEPTEMBER 30, 1998         DECEMBER 31, 1997 |
|                                    -------------------------- ----------------------|
|                                    ENVIRONMENTAL              ENVIRONMENTAL         |
|(In millions of dollars)              POLLUTION      ASBESTOS   POLLUTION   ASBESTOS |
|-------------------------------------------------------------------------------------|
|Reported claims:                                                                     |
|    Gross Reserves                  $    279      $   1,308    $    279     $  1,198 |
|      Less reinsurance recoverable       (52)          (101)        (36)        (117)|
|                                       ------        -------     -------    ---------|
|    Net reported claims                  227          1,207         243        1,081 |
|Net unreported claims                    419            248         530          319 |
|-------------------------------------------------------------------------------------|
|NET RESERVES                        $    646      $   1,455    $    773     $  1,400 |
|=====================================================================================|

                                      (11)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

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

|------------------------------------------------------------------------------|
|NINE MONTHS ENDED SEPTEMBER 30            EARNED PREMIUMS             ASSUMED/|
|                                -------------------------------------         |
|                                                                         NET  |
|(In millions of dollars)          DIRECT   ASSUMED     CEDED      NET     %   |
|------------------------------------------------------------------------------|
|1998                                                                          |
|------------------------------------------------------------------------------|
|Property and Casualty           $ 6,261   $ 1,114     $ 481   $ 6,894   16.2 %|
|Accident and Health               2,624       153       202     2,575    5.9 %|
|Life                                742       112       188       666   16.8 %|
|------------------------------------------------------------------------------|
|    TOTAL PREMIUMS              $ 9,627   $ 1,379     $ 871   $10,135   13.6 %|
|==============================================================================|
|1997                                                                          |
|------------------------------------------------------------------------------|
|Property and Casualty           $ 6,087   $ 1,078     $ 549   $ 6,616   16.3 %|
|Accident and Health               2,806        73       115     2,764    2.6 %|
|Life                                649        92        90       651   14.1 %|
|------------------------------------------------------------------------------|
|    TOTAL PREMIUMS              $ 9,542   $ 1,243     $ 754   $10,031   12.4 %|
|==============================================================================|

         In the table above, life premium revenue is principally from long duration contracts, property/casualty earned premium is from short duration contracts, and approximately three-quarters of accident and health earned premiums are from short duration contracts.

     Insurance claims and policyholders' benefits are net of reinsurance recoveries of $721 and $618 million for the nine months ended September 30, 1998 and September 30, 1997, respectively.

                                      (12)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E. Debt:

Borrowings consisted of the following:

|---------------------------------------------------------------------------|
| LONG-TERM DEBT                            SEPTEMBER 30        DECEMBER 31 |
| (In millions of dollars)                     1998                1997     |
|---------------------------------------------------------------------------|
|                                                                           |
|  Variable Rate Debt:                                                      |
|        Credit Facility - CNAF                   $    85      $   400      |
|        Commercial Paper                             650          675      |
|        Credit Facility - CNA Surety                 118          118      |
|  Senior Notes:                                                            |
|        8.875%, due March 1, 1998                      -          150      |
|        8.25%, due April 15, 1999                    101          102      |
|        7.25%, due March 1, 2003                     147          146      |
|        6.25%, due November 15, 2003                 249          249      |
|        6.50%, due April 15, 2005                    497            -      |
|        6.75%, due November 15, 2006                 248          248      |
|        6.45%, due January 15, 2008                  149            -      |
|        8.375%, due August 15, 2012                   98           98      |
|        6.95%, due January 15, 2018                  148            -      |
|        7.25%, Debenture, due November 15, 2023      247          247      |
|  11% Secured Mortgage Notes, due June 1, 2013       158          389      |
|  6.90% - 16.29% Secured Capital Leases,                                   |
|  due December 31, 2011                               46           47      |
|  Other debt, due 1998 through 2019                                        |
|  (rates of 1% to 12.71%)                             26           28      |
|---------------------------------------------------------------------------|
|      TOTAL LONG-TERM DEBT                       $ 2,967      $ 2,897      |
|===========================================================================|


         CNAF has in place an $875 million committed revolving credit facility, under which borrowing capacity is reduced by CNAF's commercial paper program. As of November 2, 1998, outstanding loans under the credit facility were $235 million and outstanding commercial paper was $500 million. At November 2, 1998, there was $140 million of unused borrowing capacity under the facility. The interest rate for the credit facility is based on the London Interbank Offered Rate (LIBOR), plus 16 basis points. Additionally, there is a facility fee of 9 basis points annually. The average interest rate on the loans under the credit facility at September 30, 1998 was 5.72% compared to 5.82% at September 30, 1997.

         The commercial paper borrowings are classified as long-term as the program is fully supported by the committed credit facility. The weighted-average interest rate on commercial paper at September 30, 1998 and 1997, respectively, was 5.79 % and 5.82%.


                                      (13)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- continued


         To offset the variable rate characteristics of the credit facility, CNAF entered into interest rate swap agreements with several banks. The agreements terminate from May 2000 to December 2000. These agreements provide that CNAF pays interest at a fixed rate, averaging 6.07% at September 30, 1998, in exchange for the receipt of interest at the three month LIBOR rate. The effect of these interest rate swaps was to increase interest expense by $1 million and $3 million for the nine months ended September 30, 1998 and September 30, 1997, respectively.

         The weighted average interest rate (interest and facility fees) on CNAF's revolving credit facility and commercial paper, which reflects the effect of the interest rate swaps, was 6.19% at September 30, 1998 and 6.28% at September 30, 1997.


         On August 18, 1997, CNAF filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to the issuance of $1.0 billion of senior and subordinated debt and preferred stock that became effective on October 22, 1997. This shelf registration incorporated $250 million of securities remaining available for issuance from a prior shelf registration. On January 8, 1998, CNAF issued $150 million principal amount of 6.45% senior notes, due January 15, 2008, and $150 million principal amount of 6.95% senior notes, due January 15, 2018. The net proceeds were used to repay a portion of the revolving credit facility.


         On April 15, 1998, CNAF issued $500 million principal amount of 6.50% senior notes, due April 15, 2005. The net proceeds were used to prepay a portion of the secured mortgage notes, pay down a portion of the existing bank debt outstanding under CNAF's revolving credit facility, provide refinancing of senior notes and provide funds for acquisitions.


         On September 30, 1997, CNA Surety Corporation, a 62% owned subsidiary of CNA, entered into a $130 million, 5 year revolving credit facility. The interest on credit facility borrowings is based on LIBOR plus 20 basis points. Additionally, there is a credit facility fee of 10 basis points annually. At September 30, 1998, the outstanding borrowings under this credit facility were $118 million and the weighted average interest rate was 5.73%.



                                      (14)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued



NOTE F.  Accumulated Other Comprehensive Income:


         Comprehensive income is comprised of all changes to stockholders' equity, including net income, except those changes resulting from investments by owners and distributions to owners. The change in the components of accumulated other comprehensive income are shown below:


|------------------------------------------------------------------------------|
|                                                                  TAX         |
|THREE MONTHS ENDED SEPTEMBER 30, 1998                  PRE-TAX (EXPENSE)  NET |
|(In millions of dollars)                                AMOUNT  BENEFIT AMOUNT|
|------------------------------------------------------------------------------|
|Net unrealized gains (losses) on investment securities:                       |
|       Net unrealized holding gains (losses) arising                          |
|       during the period                                 $ 414  $ (159) $ 255 |
|       Adjustment for gains(losses) included in                               |
|       net income                                           (4)     1     (3) |
|Foreign currency translation adjustments                    10     (1)     9  |
|Adjustment for participating policyholder liabilities        7     (3)     4  |
|==============================================================================|
|TOTAL OTHER COMPREHENSIVE INCOME                         $ 427 $ (162) $ 265  |
|==============================================================================|


|------------------------------------------------------------------------------|
|                                                                  TAX         |
|THREE MONTHS ENDED SEPTEMBER 30, 1997                  PRE-TAX (EXPENSE)  NET |
|(In millions of dollars)                                AMOUNT  BENEFIT AMOUNT|
|------------------------------------------------------------------------------|
|Net unrealized gains (losses) on investment securities:                       |
|       Net unrealized holding gains (losses) arising                          |
|       during the period                                 $ 484 $ (176) $ 308  |
|       Adjustment for gains(losses) included in                               |
|       net income                                            -      -      -  |
|Foreign currency translation adjustments                    (1)     -     (1) |
|Adjustment for participating policyholder liabilities       (4)     1     (3) |
|==============================================================================|
|TOTAL OTHER COMPREHENSIVE INCOME                         $ 479 $ (175) $ 304  |
|==============================================================================|

|------------------------------------------------------------------------------|
|                                                                  TAX         |
|NINE MONTHS ENDED SEPTEMBER 30, 1998                   PRE-TAX (EXPENSE)  NET |
|(In millions of dollars)                                AMOUNT  BENEFIT AMOUNT|
|------------------------------------------------------------------------------|
|Net unrealized gains (losses) on investment securities:                       |
|       Net unrealized holding gains (losses) arising                          |
|       during the period                                 $ 752 $ (277) $ 475  |
|       Adjustment for gains(losses) included in                               |
|       net income                                         (281)    98   (183) |
|Foreign currency translation adjustments                     6      -      6  |
|Adjustment for participating policyholder liabilities        8     (3)     5  |
|==============================================================================|
|TOTAL OTHER COMPREHENSIVE INCOME                         $ 485 $ (182) $ 303  |
|==============================================================================|


|------------------------------------------------------------------------------|
|                                                                  TAX         |
|NINE MONTHS ENDED SEPTEMBER 30, 1997                   PRE-TAX (EXPENSE)  NET |
|(In millions of dollars)                                AMOUNT  BENEFIT AMOUNT|
|------------------------------------------------------------------------------|
|Net unrealized gains (losses) on investment securities:                       |
|       Net unrealized holding gains (losses) arising                          |
|       during the period                                 $ 455 $ (166) $ 289  |
|       Adjustment for gains(losses) included in                               |
|       net income                                         (175)    61   (114) |
|Foreign currency translation adjustments                     -      -      -  |
|Adjustment for participating policyholder liabilities        -      -      -  |
|==============================================================================|
|TOTAL OTHER COMPREHENSIVE INCOME                         $ 280 $ (105) $ 175  |
|==============================================================================|

                                      (15)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE G. Stockholders' Equity

         On May 6, 1998, CNA's Board of Directors approved a three-for-one split of CNAF's common shares of stock, and authorized a commensurate increase in the outstanding common shares from 61,798,262 to 185,394,786. The shares were distributed on June 1, 1998 at a rate of three shares for each one held by shareholders of record at the close of business on May 22, 1998. The table below reflects the effect of this stock split as if it had occurred on December 31, 1997.



|-----------------------------------------------------------------------------|
|SUMMARY OF CAPITAL STOCK                                                     |
|-----------------------------------------------------------------------------|
|                                                     NUMBER OF SHARES        |
|                                   ------------------------------------------|
|                                                  SEPTEMBER 30  DECEMBER 31  |
|AS OF                                                1998           1997     |
|-----------------------------------------------------------------------------|
|Preferred stock, without par value, non-voting:                              |
|      Authorized                                     12,500,000   12,500,000 |
|Money market cumulative preferred stock,                                     |
|    without par value, non-voting:                                           |
|    Issued and outstanding:                                                  |
|          Series E (stated value $100,000 per share)        750          750 |
|          Series F (stated value $100,000 per share)        750          750 |
|Common stock, par value of $2.50 voting stock:                               |
|    Authorized                                      200,000,000  200,000,000 |
|    Issued                                          185,525,907  185,525,907 |
|    Outstanding                                     183,704,086  185,394,786 |
|    Treasury stock                                    1,821,821      131,121 |
|                                                                             |
|-----------------------------------------------------------------------------|


           The dividend rate on money market preferred stock is determined approximately every 49 days by auction. The money market preferred stock is redeemable at CNAF's option, as a whole or in part, at $100,000 per share plus accrued and unpaid dividends. As of September 30, 1998 preferred dividends declared were approximately $4 million.


         On August 5, 1998, CNAF's board of directors approved a plan to purchase, in the open market or through privately negotiated transactions, its outstanding common stock from time to time, as the company's management deems appropriate. During the third quarter of 1998, pursuant to its announced Share Repurchase Program, CNAF purchased 1,690,700 shares of its common stock for approximately $64 million. Total shares purchased by CNAF and classified on the September 30, 1998 balance sheet as treasury stock are 1,821,821 for a decrease in stockholders' equity of approximately $67 million. As of November 2, 1998, CNAF has repurchased 2,734,800 shares of its common stock at an aggregate cost, including commissions, of $102 million.


                                      (16)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- concluded




NOTE H. Restructuring and Other Related Charges


         In the third quarter of 1998, the Company finalized and approved a plan to restructure its operations. In connection with this plan, the Company recorded pre-tax restructuring and other related charges totaling $220 million. The restructuring plan focused primarily on a net reduction in current workforce, the consolidation of certain processing centers, the closing of various facilities and the exiting of certain businesses. The Company's plan calls for a reduction in the current workforce of approximately 4,500 employees resulting in a net reduction of approximately 2,400 employees upon completion of the plans activities. The charges recorded in the third quarter relate to employee termination benefits ($72 million), the writedown of certain assets to their fair values ($74 million), lease abandonment costs ($42 million) and losses related to the exiting of businesses ($32 million).


NOTE I. Subsequent Events


         On October 9, 1998, CNAF filed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering $60 million of $2.50 par value common stock, to be offered pursuant to the CNAF Officer Stock Ownership Plan. On October 9, 1998, prior to the opening of the trading session on the New York Stock Exchange, CNAF sold 1,229,583 shares of common stock that was held in treasury stock to certain senior officers of CNAF at the average of the highest and lowest sale price on the New York Stock Exchange, composite transactions, which was a price of $34.91 per share. The purchases were financed by full recourse collateralized loans from CNAF totaling approximately $43 million. The loans are ten year notes which bear interest at the Applicable Federal Rate for October 1998 (5.39%), compounding semi-annually.


                                      (17)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto found on pages 3 to 17, which contain additional information helpful in evaluating operating results and financial condition.

         CNA  Financial  Corporation  (CNAF) is a holding  company whose primary subsidiaries consist of property/casualty and life insurance companies, collectively CNA or the Company. CNAF's primary subsidiaries include Continental Casualty Company, primarily a commercial lines writer, Continental Assurance Company and Valley Forge Life Insurance Company, life insurance subsidiaries, and The Continental Insurance Company, primarily a personal lines and ocean marine writer. CNA is one of the largest writers of commercial property/casualty insurance and one of the ten largest insurance organizations in the United States.

         CNA serves businesses and individuals with a broad range of insurance and other risk management products and services. Insurance products include property and casualty coverages; life, accident and health insurance; and pension products and annuities. CNA services include risk management, information services, health care management, loss control and claims administration. CNA products and services are marketed through agents, brokers, general agents and direct sales.

                                      (18)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS:
         The following chart summarizes key components of operating results for the three and nine months ended September 30, 1998 and 1997.

|-------------------------------------------------------------------------------------------------------|
|PERIOD ENDED SEPTEMBER 30                                    THREE MONTHS              NINE MONTHS     |
|(In millions of dollars)                                    1998       1997         1998        1997   |
|-------------------------------------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED                                                                  |
|INVESTMENT GAINS/LOSSES):                                                                              |
|Revenues:                                                                                              |
|    Premiums:                                                                                          |
|       Property/Casualty                             $    2,514    $   2,489    $   7,707   $   7,489  |
|       Life                                                 786          847        2,428       2,542  |
|                                                        --------      -------      -------     ------- |
|                                                          3,300        3,336       10,135      10,031  |
|    Net investment income                                   521          530        1,641       1,641  |
|    Other                                                   211          206          598         537  |
|                                                        --------      -------      -------     ------- |
|                                                          4,032        4,072       12,374      12,209  |
|Benefits and expenses                                     4,152        3,911       12,287      11,712  |
|                                                        --------      -------      -------     ------- |
|    Operating (loss) income before income tax              (120)         161           87         497  |
|Income tax benefit (expense)                                 50          (40)          24        (114) |
|                                                        --------      -------      -------     ------- |
|    Net operating (loss) income                      $      (70)   $     121    $     111   $     383  |
|                                                        ========      =======      =======     ======= |
|                                                                                                       |
|                                                                                                       |
|SUPPLEMENTAL FINANCIAL DATA:                                                                           |
|Net operating income (excluding restructuring                                                          |
|and other related charges) by group:                                                                   |
|    Property/Casualty                                $      100    $     121    $     300   $     385  |
|    Life                                                      6           24           44          71  |
|    Other, primarily interest expense                       (25)         (24)         (82)        (73) |
|                                                        ========      =======      =======     ======= |
|                                                     $       81    $     121    $     262   $     383  |
|Net operating (loss) income by group:                                                                  |
|    Property/Casualty                                $      (25)   $     121    $     175   $     385  |
|    Life                                                    (20)          24           18          71  |
|    Other, primarily interest expense                       (25)         (24)         (82)        (73) |
|                                                        --------      -------      -------     ------- |
|                                                     $      (70)   $     121    $     111   $     383  |
|                                                        --------      -------      -------     ------- |
|Net realized investment gains (losses) by group:                                                       |
|    Property/Casualty                                $       55    $     126    $     263   $     221  |
|    Life                                                      1           29           56          73  |
|    Other                                                     -           (2)          (1)         10  |
|                                                        --------      -------      -------     ------- |
|                                                     $       56    $     153    $     318   $     304  |
|                                                        --------      -------      -------     ------- |
|Net (loss) income by group:                                                                            |
|    Property/Casualty                                $       30    $     247    $     438   $     606  |
|    Life                                                    (19)          53           74         144  |
|    Other, primarily interest expense                       (25)         (26)         (83)        (63) |
|                                                        --------      -------      -------     ------- |
|                                                     $      (14)   $     274    $     429   $     687  |
|=======================================================================================================|

                                      (19)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         On August 5, 1998, CNA announced estimates of the financial implications of its initiatives to achieve world-class performance. "World-class performance", as defined by the Company, refers to the Company's intention to position each of its strategic business units (SBUs) as a market leader by sharpening its focus on customers and employing new technology to work smarter and faster. As a result of these initiatives, the Company is reorganizing a number of its SBUs and corporate support areas.

         In the third quarter of 1998, the Company finalized and approved a plan to restructure its operations. In connection with this plan, the Company recorded pre-tax restructuring and other related charges totaling $220 million. The restructuring plan focused on a net reduction in the current workforce of approximately 4,500 employees resulting in a net reduction of approximately 2,400 employees, the consolidation of certain processing centers, the closing of various facilities, and the exiting of certain businesses. The charges recorded in the third quarter relate to employee termination benefits ($72 million), the writedown of certain assets to their fair values ($74 million), lease abandonment costs ($42 million) and losses related to the exiting of businesses ($32 million). These activities and changes are more fully discussed below.

         Within its risk management business, pre-tax restructuring and other related charges totaled approximately $79 million for the third quarter. The charges relate to costs associated with the consolidation of claim offices in approximately 36 market territories totaling approximately $8 million (lease abandonment costs), employee termination benefits related to the net reduction in workforce of approximately 200 employees at a cost of approximately $7 million and the writedown of fixed and intangible assets of approximately $64 million.

         Within its commercial insurance business, pre-tax restructuring and other related charges for the third quarter totaled approximately $57 million. The charges relate primarily to the consolidation of four regional offices into two zone offices and a reduction of claim processing offices from 24 to 8 at a cost of approximately $21 million (lease abandonment costs). The charges also consist of approximately $31 million of employee termination benefits related to the net reduction in workforce of approximately 1,200 employees and an additional $5 million relating to fixed asset writedowns.

         Within its group insurance business, pre-tax restructuring and other related charges for the third quarter totaled approximately $38 million. The charges relate primarily to the Employer Health and Affinity lines of business that the Company decided to exit and include the employee termination benefit costs related to the net reduction in its current workforce of approximately 400 employees.

         For various other departments within the Company, pre-tax restructuring and other related charges totaled approximately $25 million and relate primarily to the closing of leased facilities and employee termination benefits related to the reductions in the current workforce. Additionally, the Company recorded approximately $21 million in incremental benefit plan expenses associated with the reductions in the Company's workforce.

         The Company expects to record an additional $125 million to $175 million in charges over the next 12 to 15 months, primarily relate to employee related expenses, computer systems, consulting fees and other related costs. While such costs relate to the Company's overall plans of reorganization, generally accepted accounting principles do not allow for accrual of these in the period the plan is adopted. Rather, such costs will be recorded in the period which they are incurred.

                                      (20)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         While the Company has not yet completed its analysis of anticipated cost savings, it estimates that its world-class initiatives, which include the restructuring plan as well as revenue enhancements and operating efficiencies, will result in anticipated reductions of approximately 200 basis points in the Company's expense ratio and savings of approximately $300 to $350 million on an annualized basis. The Company expects a portion of the anticipated savings will be realized beginning in the latter part of 1998 and to achieve the full expense ratio reduction within 15 months.

         As part of the risk management business initiatives, the Company introduced its new risk management service organization, RSKCoSM in the fourth quarter of 1998. This new organization was created through the unification of its existing claims service organizations and the integration of the new claims group with loss control, medical cost management and information services businesses. RSKCoSM will employ one of the largest claims technical staff in the insurance industry, and expects to achieve cost savings through economies of scale.

         Related to its decision to exit the Employer Health and Affinity Health lines of business, the Company actively explored the sale of these lines of business. In the fourth quarter, the Company entered into two separate agreements to sell a majority of its Employer Health book of business.


Consolidated Results
--------------------

         Consolidated revenues, which consist of premium, net investment income, realized investment gains and other revenue, were $12.89 billion for the first nine months of 1998, up slightly from $12.68 billion for the same period in 1997. For the first nine months of 1998, revenues, as compared to the same period in 1997, reflect an increase in earned premium of $104 million, resulting from an increase in property/casualty premiums of $218 million, offset by a decline in life premium of $114 million. Investment income was approximately $1.64 billion for both the first nine months of 1998 and 1997. Other revenues were $598 million for the first nine months of 1998 as compared to $537 million for the same period in 1997, primarily due to increased revenues from several subsidiaries of the Company.

         Net operating income, which excludes net realized investment gains, was $111 million, or $0.57 per share, for the first nine months of 1998, compared to net operating income of $383 million, or $2.04 per share, for the same period in 1997. Net operating income for the first nine months of 1998 includes after-tax restructuring and other related charges of $151 million, or $0.82 per share. Excluding these charges, net operating income for the period ended September 30, 1998 was $262 million, or $1.39 per share. The Company recorded a net operating loss of $70 million, or $0.39 per share, for the third quarter of 1998, compared to net operating income of $121 million, or $0.64 per share, for the same quarter in 1997. The net operating loss for the third quarter of 1998 includes the after-tax restructuring and other related charges of $151 million. Excluding these charges, net operating income for the period was $81 million, or $0.43 per share.

                                      (21)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         Realized investment gains, net of tax, for the first nine months of 1998 were $318 million, or $1.72 per share, compared to net realized investment gains for the first nine months of 1997 of $304 million, or $1.64 per share. Realized investment gains, net of tax, for the third quarter of 1998 were $56 million, or $0.30 per share, compared to net realized investment gains for the third quarter of 1997 of $153 million, or $0.83 per share. The components of the net realized investment gains (losses) are as follows:

|-----------------------------------------------------------------------------|
|NET REALIZED INVESTMENT GAINS(LOSSES)                                        |
|NINE MONTHS ENDED SEPTEMBER 30                              1998       1997  |
|(In millions of dollars)                                                     |
|-----------------------------------------------------------------------------|
|Bonds:                                                                       |
|     U.S. Government                                    $      165   $  103  |
|     Tax exempt                                                 58       26  |
|     Asset-backed                                               30       18  |
|     Taxable                                                    83      102  |
|                                                          ---------   -----  |
|        Total bonds                                            336      249  |
|Stocks                                                          12       57  |
|Derivative security investments                                 28        2  |
|Separate Accounts and other                                    136      167 *|
|                                                          ---------   -----  |
|     Realized investment gains reported in revenues            512      475  |
|Participating policyholders' interest                           (9)      (8) |
|Income tax expense                                            (185)    (163) |
|                                                          ---------   -----  |
|     NET REALIZED INVESTMENT GAINS                      $      318   $  304  |
|=============================================================================|
*INCLUDES A REALIZED INVESTMENT GAINS OF $89 MILLION ON THE MERGER OF CNA SURETY CORPORATION AND CAPSURE HOLDINGS CORP.

         Net income for the first nine months of 1998 was $429 million, or $2.29 per share, compared to $687 million, or $3.68 per share, for the first nine months of 1997. Net income for the first nine months of 1998, excluding the after-tax restructuring and other related charges of $151 million, or $0.82 per share, was $580 million, or $3.11 per share. The Company recorded a net loss for the third quarter of $14 million, or $0.09 per share, compared to net income of $274 million, or $1.47 per share, for the third quarter of 1997. Excluding the restructuring and other related charges, net income for the third quarter was $137 million, or $0.73 per share. The Company's net income for the first nine months of 1998 includes after-tax catastrophe losses of $141 million; after-tax catastrophe losses in the first nine months of 1997 were $51 million. After-tax catastrophe losses were $43 million for the third quarter of 1998 as compared to $2 million for the same period in 1997.


                                      (22)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

Property/Casualty Operations
----------------------------

|-------------------------------------------------------------------------------------|
|PROPERTY/CASUALTY GROUP                                                              |
|PERIOD ENDED SEPTEMBER 30                             THREE MONTHS     NINE MONTHS   |
|(In millions of dollars)                             1998     1997    1998    1997   |
|-------------------------------------------------------------------------------------|
|Operating Summary (excluding realized                                                |
|investment gains/losses):                                                            |
|Revenues:                                                                            |
|    Premiums                                        $2,514  $ 2,489  $7,707  $ 7,489 |
|    Net investment income                              412      432   1,313    1,343 |
|    Other                                              181      173     516      448 |
|                                                     ------  -------  ------  -------|
|                                                     3,107    3,094   9,536    9,280 |
|Benefits and expenses                                3,161    2,936   9,351    8,781 |
|                                                     ------  -------  ------  -------|
|    (Loss) income before income tax                    (54)     158     185      499 |
|Income tax recovery (expense)                           29      (37)    (10)    (114)|
|                                                     ------  -------  ------  -------|
|    NET OPERATING (LOSS) INCOME (EXCLUDING REALIZED                                  |
|       INVESTMENT GAINS/LOSSES)                     $  (25) $   121  $  175  $   385 |
|=====================================================================================|

         Property/casualty revenues for the nine months ended September 30, 1998, excluding net realized investment gains/losses, increased 2.8%, to $9.54 billion compared to $9.28 billion in the same period a year ago. Property/casualty earned premium increased $218 million, or 2.9% from the comparable period in the prior year. The increase in earned premium is due primarily to increases in involuntary risk premium of approximately $207 million, personal lines premium of $92 million, $80 million of premium from CNA Surety Corporation which was formed in September of 1997, and $48 million of premium from Omega Aseguradora de Reisgo de Trabajo, an Argentinean worker's compensation carrier that was acquired in June of 1997. These increases were partially offset by a decrease in commercial lines premium of approximately $150 million and group lines of approximately $92 million.

         Lower involuntary premium levels in 1997 reflected reductions in estimates of premium for 1996 and prior periods, primarily in the workers' compensation line of business, and a greater willingness on the part of the voluntary market, including CNA, to write these types of risks. The 1998 estimated premiums reflect a return to historical levels. The increase in personal lines premium is attributable to increases in California Earthquake Authority premium of $34 million as well as an increase of $45 million across various lines. The decrease in commercial lines is primarily due to competitive pricing pressures throughout the industry. The decrease in group lines is mainly due to the decision to exit the Employer Health and Affinity Health lines of business.

         Investment income decreased $30 million or 2.2% for the nine months ended September 30, 1998 as compared to the same period for 1997 due primarily to lower yielding investments. The fixed maturities segment of the investment portfolio yielded 6.1% in the first nine months of 1998 as compared to 6.3% for the first nine months of 1997.

         Other revenues increased to $516 million or 15.2% for the nine months ended September 30, 1998, as compared to $448 million for the same period in 1997. This increase is primarily due to increased revenues from CNA's computer leasing, professional employers organization and automobile warranty businesses.

                                      (23)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued



         Pre-tax operating income, excluding net realized gains/losses, for the property/casualty insurance subsidiaries was $185 million for the nine months ended September 30, 1998, compared to $499 million for the same period one year ago. Underwriting losses for the nine and three months ended September 30, 1998, were $1.1 billion and $465 million, compared to $844 million and $273 million for the same periods in 1997. The increase in 1998 underwriting losses is primarily due to the restructuring and other related charges recorded during the third quarter, as well as an increase in pre-tax catastrophe losses for the first nine months of 1998 of approximately $138 million.

         Pre-tax catastrophe losses for the nine months ended September 30, 1998 were $217 million, as compared to $79 million for the same period in 1997. The increase in catastrophe losses is mainly due to spring storms throughout the United States and hurricane damage sustained during the third quarter. Pre-tax catastrophe losses for the three months ended September 30, 1998 and September 30, 1997 were $66 million and $3 million, respectively.

         CNA's property/casualty insurance subsidiaries recorded net operating income, excluding net realized investment gains/losses, of $175 for the nine months ended September 30, 1998, and a net operating loss of $25 million for the three months ended September 30, 1998. This compares to net operating income of $385 million and $121 million for the nine and three months ended September 30, 1997, respectively. Net realized investment gains for the nine and three months ended September 30, 1998 were $263 million and $55 million, compared to $221 million and $126 million in the comparable periods of 1997.

                                      (24)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued
Life Operations
---------------

|---------------------------------------------------------------------------------------------|
|LIFE GROUP                                                                                   |
|PERIOD ENDED SEPTEMBER 30                                THREE MONTHS        NINE MONTHS     |
|(In millions of dollars)                              1998       1997      1998        1997  |
|---------------------------------------------------------------------------------------------|
|OPERATING SUMMARY (EXCLUDING REALIZED                                                        |
| INVESTMENT GAINS/LOSSES):                                                                   |
|Revenues:                                                                                    |
|    Premiums                                        $   786    $  847  $  2,428   $    2,544 |
|    Net investment income                               111       102       335          306 |
|    Other                                                30        33        82           89 |
|                                                      ------    ------   -------    ---------|
|                                                        927       982     2,845        2,939 |
|Benefits and expenses                                   955       943     2,818        2,827 |
|                                                      ------    ------   -------    ---------|
|    (Loss) income before income tax                     (28)       39        27          112 |
|Income tax recovery (expense)                             8       (15)       (9)         (41)|
|                                                      ------    ------   -------    ---------|
|    NET OPERATING (LOSS) INCOME (EXCLUDING REALIZED                                          |
|       INVESTMENT GAINS/LOSSES)                     $   (20)   $   24  $     18   $       71 |
|=============================================================================================|

     Life group revenues, excluding realized investment gains/losses, were approximately $2.85 billion, down 3.2% for the nine months ended September 30, 1998 compared to the same period a year ago. Revenues for the third quarter of 1998 were $927 million as compared to $982 million for the same period in 1997, representing a decrease of $55 million or 5.6%. Life group earned premium was $2.43 billion in the first nine months of 1998, down 4.6% as compared to $2.54 billion for the nine months ended September 30, 1997. For the three months ended September 30, 1998, earned premium decreased 7.2% to $786 million from $847 million for the same period in 1997. The decreases in earned premiums are primarily due to lower premiums for the Federal Employees Health Benefit Plan (FEHBP). The decrease in FEHBP premiums is due to improved claim experience upon which premiums are based and continues the trend from the first half of this year.

         Investment income for the nine months ended September 30, 1998 was $335 million as compared to $306 million for the same period a year ago. The fixed maturities segment of the life investment portfolio yielded 6.4% in the first nine months of 1998 and 6.3% for the first nine months of 1997.

         Pre-tax operating income for the life insurance subsidiaries, excluding net realized investment gains/losses, was $27 million for the nine months ended September 30, 1998, compared to $112 million for the same period in 1997. For the three months ended September 30, 1998, the life insurance subsidiaries recorded a pre-tax operating loss of $28 million as compared to pre-tax operating income of $39 million for the same period in 1997. The decrease in pre-tax operating income is primarily due to lower premium revenue and higher losses in the group medical business for the first nine months of 1998 as compared to the same period in 1997. Additionally, pre-tax operating income was reduced by restructuring and other related charges of approximately $38 million attributable to the Employer Health and Affinity Health lines of business that the Company decided to exit which include the employee termination benefit costs related to the net reduction in its current workforce of approximately 400 employees.

     Net realized investment gains for the nine and three months ended September 30, 1998 were $56 million and $1 million, compared to $73 million and $29 million for the same periods in 1997.
                                      (25)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

Investments
-----------

|-----------------------------------------------------------------------|------------------------------|
|SUMMARY OF GENERAL ACCOUNT INVESTMENTS                                 |        NINE MONTHS ENDED     |
|AT CARRYING VALUE                                                      |        SEPTEMBER 30, 1998    |
|                                                                       |------------------------------|
|                                                                       |     CHANGE IN  |             |
|                                         SEPTEMBER 30,    DECEMBER 31, | NET UNREALIZED |   REALIZED  |
|(In millions of dollars)                     1998             1997     |   GAINS(LOSSES)|GAINS(LOSSES)|
|-----------------------------------------------------------------------|----------------|-------------|
|FIXED MATURITY SECURITIES:                                             |                |             |
|U.S. Treasury securities and                                           |                |             |
|    obligations of government agencies  $     10,075     $     12,980  |    $       236 |   $     165 |
|Asset-backed securities                        6,766            4,804  |            137 |          30 |
|Tax exempt securities                          6,144            4,724  |             98 |          58 |
|Taxable securities                             6,337            7,040  |           (124)|          83 |
|                                           ----------      ----------- |      ----------|     --------|
|    Total fixed maturity securities           29,322           29,548  |            347 |         336 |
|Stocks                                         1,362              814  |            272 |          12 |
|Short-term investments                         4,549            4,884  |              - |         (14)|
|Other investments                              1,064              945  |           (107)|         113 |
|Derivative security investments                    8               12  |              - |          28 |
|                                           ----------      ----------- |      ----------|     --------|
|    TOTAL INVESTMENTS                   $     36,305     $     36,203  |            512 |         475 |
|                                           ==========      =========== |                |             |
|Other, principally Separate Accounts                                   |              9 |          37 |
|Participating policyholders' interest                                  |             (6)|          (9)|
|Income tax expense                                                     |           (180)|        (185)|
|                                                                       |      ----------|     --------|
|    NET INVESTMENT GAINS                                               |    $       335 |   $     318 |
|=======================================================================|================|=============|

|-----------------------------------------------------------------------|
|SHORT-TERM INVESTMENTS:                                                |
|-----------------------------------------------------------------------|
|Security repurchase collateral          $         58     $        154  |
|Escrow                                         1,049            1,065  |
|U.S. Treasuries                                  525              558  |
|Commercial paper                               1,981            1,850  |
|Money markets                                    312              624  |
|Other                                            624              633  |
|-----------------------------------------------------------------------|
|    TOTAL SHORT-TERM INVESTMENTS        $      4,549     $      4,884  |
|=======================================================================|

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

                                      (26)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


         The general account portfolio consists primarily of high quality marketable fixed maturity securities, approximately 93.7% of which are rated as investment grade. At September 30, 1998, tax-exempt securities and short-term investments, excluding collateral for securities sold under repurchase agreements, comprised approximately 16.9% and 12.4%, respectively, of the general account's total investment portfolio compared to 13.1% and 13.1%, respectively, at December 31, 1997. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. Short-term investments at both September 30, 1998 and December 31, 1997 are substantially higher than historical levels in anticipation of Fibreboard-related claim payments. At September 30, 1998, the major components of the short-term investment portfolio consist primarily of high-grade commercial paper and U.S. Treasury bills.

         As of September 30, 1998, the market value of CNA's general account investments in fixed maturities was $29.32 billion and was greater than amortized cost by approximately $876 million. This compares to a market value of $29.55 billion and approximately $528 million of net unrealized investment gains at December 31, 1997. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at September 30, 1998 were $1,138 million and $262 million, respectively, compared to $644 million and $116 million, respectively, at December 31, 1997.

         Net unrealized investment gains on general account fixed maturities at September 30, 1998 include net unrealized losses on high yield securities of $137 million, compared to net unrealized losses of $2 million on such securities at December 31, 1997. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. CNA's investment in high yield securities in the general account decreased $377 million to approximately $1.86 billion at September 30, 1998 when compared to December 31, 1997.

         At September 30, 1998, total Separate Account cash and investments amounted to $5.25 billion with taxable fixed maturity securities representing approximately 83.9% of the Separate Accounts' portfolios. Approximately 68.0% of Separate Account investments are used to fund guaranteed investments for which Continental Assurance Company guarantees principal and a specified return to the contractholders. The duration of fixed maturity securities included in the guaranteed investment portfolio is generally matched with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $3.44 billion at September 30, 1998 and $3.83 billion at December 31, 1997. At September 30, 1998, fair value exceeded amortized cost by approximately $101 million. This compares to an unrealized gain of approximately $71 million at December 31, 1997. The gross unrealized investment gains and losses for the guaranteed investment fixed maturity securities portfolio at September 30, 1998, were $118 million and $17 million, respectively, as compared to unrealized gains of $87 million and unrealized losses of $16 million at December 31, 1997.

         Carrying values of high yield securities in the guaranteed investment portfolio were $278 million at September 30, 1998 and $310 million at December 31, 1997. Net unrealized investment losses on high yield securities held in such Separate Accounts were $19 million at September 30, 1998, and $1 million at December 31, 1997.


                                      (27)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of September 30, 1998, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 3.7% of total assets as compared to 3.2% at December 31, 1997. In addition, CNA's investments in mortgage loans and real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

         Included in CNA's fixed maturity securities at September 30, 1998 (general and guaranteed investment portfolios) are $9.01 billion of asset-backed securities, consisting of approximately 54.5% in collateralized mortgage obligations ("CMOs"), 15.2% in corporate asset-backed obligations, 16.6% in corporate mortgage backed security pass thru obligations, and 13.7% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are corporate mortgage-backed securities, which are actively traded in liquid markets and are priced by broker-dealers. At September 30, 1998, the fair value of asset-backed securities exceeded the amortized cost by approximately $299 million compared to net unrealized investment gains of $114 million at December 31, 1997. CNA limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

         At September 30, 1998, 36.2% of the general account's fixed maturity securities portfolio was invested in U.S. Government securities, 36.4% in other AAA rated securities and 15.1% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 5.7% U.S. Government securities, 61.9% in other AAA rated securities and 13.9% in AA and A rated securities. These ratings are primarily from Standard & Poor's.

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

     Active management of market risk is integral to the Company's operations. The Company may use the following tools to manage its exposure to market risk within defined tolerance ranges: 1) change the character of future investments purchased or sold, 2) use derivatives to offset the market behavior of existing assets and liabilities or assets expected to be purchased and liabilities to be incurred, or 3) rebalance its existing asset and liability portfolios.

         The Company's market risk sensitive instruments presented in the table on page 31 are classified as held for purposes other than trading. The Company does not generally hold or issue derivatives for trading purposes.

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

         The Company is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices that affect the value of equity securities or instruments which derive their value from such securities or indexes. CNA attempts to mitigate its exposure to such risks by limiting its investment in any one security or index.

         Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Duetschmarks, and Japanese Yen. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of forwards for those instruments, which are not matched.

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

         The analysis assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the time to maturity. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly, the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's net income or stockholders' equity. Further, the computations do not contemplate any actions CNA would undertake in response to changes in interest rates.

                                      (29)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         The sensitivity analysis assumes an instantaneous shift in market interest rates, with scenarios of interest rates increasing and decreasing 100 and 150 basis points from their levels at September 30, 1998 with all other variables held constant. A 100 and 150 basis point increase in market interest rates would result in a pre-tax decrease in the net financial instrument position of $1.60 billion and $2.38 billion, respectively. Similarly a 100 and 150 basis point decrease in market interest rates would result in a pre-tax increase in the net financial instrument position of $1.67 billion and $2.53 billion, respectively.

         The Company's long-term debt, including interest rate swap agreements, as of September 30, 1998 is denominated in U.S. dollars. Approximately 93% of the Company's long-term debt has been issued at fixed rates or has been effectively converted into fixed rate debt by interest rate swap arrangements which mature in May 2000 through December 2000. As such, interest expense on this indebtedness would not be impacted by interest rate shifts. The impact of a 100 and 150 basis point increase in market interest rates would result in a decrease in the market value of the fixed rate debt by $138 million and $201 million, respectively. The impact of a 100 and 150 basis point decrease in market interest rates would result in an increase in the market value of the fixed rate debt by $154 million and $237 million, respectively. The impact of a 100 and 150 basis point increase in market interest rates on the variable rate debt would result in additional interest expense of $2.2 million and $3.2 million, respectively, per year. A 100 and 150 basis point decrease in interest rates would lower interest expense by $2.2 million and $3.2 million, respectively, per year.

         Equity price risk was measured assuming an instantaneous 10% and 25% change in the Standard & Poor's 500 Index (the Index) from its level of September 30, 1998, with all other variables held constant. The Company's equity holdings were assumed to be perfectly correlated with this index. A 10% and 25% decrease in the Index would result in a $240 million and $599 million decrease, respectively, in the net financial instrument position. Of these amounts, $82 million and $205 million, respectively, would be offset by decreases in liabilities to customers under variable annuity contracts. Similarly, increases in the index would result in like increases in the net financial instrument position.

         The sensitivity analysis also assumes an instantaneous 10% and 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at September 30, 1998, with all other variables held constant. A 10% and 20% strengthening of the U.S. dollar versus other currencies would result in decreases of $196 million and $391 million in the net financial instrument position. Weakening of the U.S. dollar versus all other currencies would result in like increases in the net financial instrument position.

                                      (30)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


         The following table reflects an increase in interest rates of 100 basis points, a decline of 10% in foreign currency exchange rates and a 10% decline in the S&P 500 index.

|------------------------------------------------------------------------------|
|                                                                              |
|SEPTEMBER 30, 1998                        MARKET   INTEREST CURRENCY   EQUITY |
|(In millions of dollars)                  VALUE   RATE RISK   RISK      RISK  |
|------------------------------------------------------------------------------|
|Held for Other Than Trading Purposes                                          |
|    General accounts                                                          |
|       Fixed maturity securities       $   29,322    $ (1,450)  $(135) $    - |
|       Equity securities                    1,362           -      (1)   (136)|
|       Short-term investments               4,549          (6)    (36)      - |
|       Interest rate swaps                    (15)         11       -       - |
|------------------------------------------------------------------------------|
|         Total general accounts            35,218      (1,445)   (172)   (136)|
|------------------------------------------------------------------------------|
|    Separate Accounts                                                         |
|       Fixed maturity securities            4,405        (157)    (22)     (3)|
|       Equity securities                      186           -       -     (19)|
|       Short-term investments                 457          (1)     (2)      - |
|       Equity index futures                     -           2       -     (82)|
|------------------------------------------------------------------------------|
|         Total Separate Accounts            5,048        (156)    (24)   (104)|
|------------------------------------------------------------------------------|
|         Total all securities          $   40,266    $ (1,601)  $(196) $ (240)|
|==============================================================================|
|LONG TERM DEBT                         $   (3,133)   $    138   $   -  $    - |
|==============================================================================|

         The following table reflects an increase in interest rates of 150 basis points, a decline of 20% in foreign currency exchange rates, and a 25% decline in the S&P 500 index.
|------------------------------------------------------------------------------|
|                                                                              |
|SEPTEMBER 30, 1998                         MARKET  INTEREST   CURRENCY EQUITY |
|(In millions of dollars)                   VALUE   RATE RISK     RISK    RISK |
|------------------------------------------------------------------------------|
|Held for Other Than Trading Purposes                                          |
|    General accounts                                                          |
|       Fixed maturity securities        $ 29,322   $ (2,151) $ (269)   $    - |
|       Equity securities                   1,362          -      (2)     (341)|
|       Short-term investments              4,549         (9)    (73)        - |
|       Interest rate swaps                   (15)        16       -         - |
|------------------------------------------------------------------------------|
|         Total general accounts           35,218     (2,144)   (344)     (341)|
|------------------------------------------------------------------------------|
|    Separate Accounts                                                         |
|       Fixed maturity securities           4,405       (236)    (44)       (7)|
|       Equity securities                     186          -       -       (46)|
|       Short-term investments                457         (1)     (3)        - |
|       Equity index futures                    -          3       -      (205)|
|------------------------------------------------------------------------------|
|         Total Separate Accounts           5,048       (234)    (47)     (258)|
|------------------------------------------------------------------------------|
|         Total all securities           $ 40,266   $ (2,378) $ (391)   $ (599)|
|==============================================================================|
|LONG-TERM DEBT                          $ (3,133)  $    201  $    -    $    - |
|==============================================================================|

                                      (31)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


FINANCIAL CONDITION:

|------------------------------------------------------------------------------|
|FINANCIAL POSITION                                  SEPTEMBER 30   DECEMBER 31|
|(in millions of dollars, except per share data)        1998           1997    |
|------------------------------------------------------------------------------|
|                                                                              |
|Assets                                            $     62,566     $ 61,600   |
|Stockholders' equity                                     8,973        8,309   |
|Accumulated other comprehensive income                     892          589   |
|Book value per common share                              47.63        44.01   |
|==============================================================================|

         CNA's assets increased approximately $960 million from December 31, 1997 to $62.57 billion as of September 30, 1998. The major components of this increase were an increase of approximately $840 million in insurance receivables and approximately $545 million for receivables for securities sold offset by a decrease of approximately $170 million in deferred income taxes and a decrease of approximately $430 million in separate account business.

         During the first nine months of 1998, CNA's stockholders' equity increased by $664 million, or 8.0%, to $8.97 billion. The major components of this change were net income of $429 million and change in accumulated other comprehensive income of $303 million.

         The statutory surplus of the property/casualty subsidiaries was approximately $7.0 billion at both September 30, 1998 and December 31, 1997. Statutory surplus increased by net income of $291 million and a change in net unrealized investment gains of $25 million. These increases were more than offset by $367 million reductions in surplus, primarily dividends. The statutory surplus of the life insurance subsidiaries was approximately $1.2 billion at September 30, 1998 and December 31, 1997.

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

     For the nine months ended September 30, 1998, CNA's operating cash flows were a negative $730 million, compared to a negative $359 million for the nine months ended September 30, 1997. Negative cash flows for 1998 are primarily the result of reduced income from operations while negative cash flows for 1997 are substantially the result of the settlement of asbestos and environmental claims, including those attributable to the Fibreboard litigation.


                                      (32)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued



         In early 1998, CNAF was able to take advantage of favorable market conditions to refinance, on a fixed rate basis, $300 million of existing debt under the its revolving credit facility. During the second quarter of 1998 the Company issued $500 million principal amount of 6.50% senior notes, due April 15, 2005. The net proceeds were used to pay down existing debt, provide refinancing of certain senior notes and provide funds for acquisitions. The net effect of these transactions was an increase in cash flows from financing activities of approximately $61 million

         On August 5, 1998, CNAF's board of directors approved a plan to repurchase, in the open market or through privately negotiated transactions, its outstanding common stock from time to time as market conditions warrant. The timing of stock purchases are made at the discretion of management. As of
September 30, 1998, CNAF has repurchased 1,690,700 shares at a cost of approximately $64 million. Total shares purchased by CNAF and classified on the September 30, 1998 balance sheet as treasury stock are approximately 1,821,821 at a cost of approximately $67 million. As of November 2, 1998 CNAF has repurchased 2,734,800 shares of its common stock at an aggregate cost, including commissions, of $102 million.

     In the past five years, several rating agencies have lowered the Company's ratings with regard to its debt and claims paying ability. Some of the factors causing these downgrades include Casualty's obligations under the Fibreboard settlement and the merger with The Continental Corporation in 1995. More recently, rating agencies in their evaluations of Casualty have expressed concern with regard to the intensely competitive environment in the U.S. commercial insurance markets, among other factors.

     The Company intends to take a number of steps to address the issue of lowered ratings and, among other things, intends to enhance its capital structure by approximately $500 million. It is anticipated that this will be accomplished in the fourth quarter of 1998 and the first quarter of 1999 through several transactions, including the issuance of preferred equity and debt securities by CNAF. Loews has advised CNAF that it would be willing to purchase approximately half of such securities.



IMPACT OF YEAR 2000:

         The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates beginning in 1999. Such malfunctions could lead to business delays and disruptions. The Company is in the process of renovating or replacing many of its legacy systems to accommodate business for the year 2000 and beyond. In addition, the Company is checking embedded systems in computer hardware and other infrastructure such as elevators, heating and ventilating systems, and security systems. To date, 89% of all planned hours have been expended, and a similar percentage of milestones have been completed.

     Approximately 81% of the Company's internal systems have been internally tested so far and expect to be running in a production environment by December 1, 1998. This deadline allows a full year for re-validation of already tested and implemented Year 2000 remediated systems, as well as for shake-out of any previously unidentified problems and for interacting with business partners and vendors that are still working on making their programs Year 2000 ready.

                                      (33)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

     Based upon its current assessment, the Company estimates that the total cost to replace and upgrade its systems to accommodate Year 2000 processing will be approximately $60 to $70 million. As of September 30, 1998, approximately $48 million has been spent. However, prior to 1997, the Company did not specifically separate technology charges for Year 2000 from other information technology charges. In addition, while some hardware charges are included in the budget figures, the Company's hardware costs are typically included as part of ongoing technology updates and not specifically as part of the Year 2000 project. All funds spent and to be spent will be financed from current operating funds.

     The Company believes that it will be able to resolve the Year 2000 issue in a timely manner. However, due to the interdependent nature of computer systems, the Company may be adversely impacted depending upon whether it or other entities not affiliated with the Company (vendors and business partners) address this issue successfully. To mitigate this impact, the Company is communicating with its vendors and business partners to coordinate the Year 2000 conversion. The Company has already sent Year 2000 information packages to more than 12,000 independent agents to encourage them to become Year 2000 ready on a timely basis. The Company has also sent Year 2000 information to almost 300,000 business policyholders to increase their awareness of the Year 2000 issue. Similar information packages have been sent to healthcare providers, lawyers and others with whom the Company has business relationships. Because of the interdependent nature of the issue, the Company cannot be sure that there will not be a disruption in its business.

         The Company has also developed business resumption plans to ensure that the Company is able to continue critical processes through other means in the event that it becomes necessary to do so. Formal strategies have been developed within each business unit and support organization to include appropriate recovery processes and use of alternative vendors. More than 200 strategies have been developed to address recovery plans for approximately 400 processes. These plans are being updated quarterly.

         In addition, property/casualty insurance companies may have an underwriting exposure related to Year 2000 issue. Although CNA has not received any claims for coverage from its policyholders based on losses resulting from Year 2000 issues, there can be no assurances that policyholders will not suffer losses of this type and seek compensation under insurance polices underwritten by CNA. If any claims are made, coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the policy. The range of potential insurance exposure created by the Year 2000 problem is sufficiently broad that it is impossible to estimate with any degree of accuracy the extent to which various types of policies issued by the Company may afford coverage for loss or claims. At this time, in the absence of any claims experience, the Company is unable to forecast the nature and range of the losses, the availability of coverage for the losses, or the likelihood of significant claims. As a result, the Company is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material to the Company.

                                      (34)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - concluded

ACCOUNTING STANDARDS:

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It requires that those enterprises report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, and that the enterprises reconcile the total of those amounts to the general-purpose financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application. CNA intends to expand its business segment disclosure in connection with the adoption of this standard.

         In December 1997, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. It requires that entities recognize liabilities for insurance-related assessments when all of the following criteria have been met: an assessment has been imposed or it is probable that an assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. CNA is currently evaluating the effects of this SOP on its accounting for insurance-related assessments. Certain insurance industry information required for compliance is not currently available and therefore the Company is studying alternatives for estimating the accrual. While it is possible that the cumulative effect of adoption could be material, the ongoing impact of this standard is not expected to be material to the results of operations, liquidity or financial position of the Company.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes disclosure requirements for pension and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The Statement also suggests combined formats for presentation of pension and other postretirement benefit disclosures. The Statement changes disclosure only and does not address measurement or recognition. It is effective for fiscal years beginning after December 15, 1997. CNA is currently evaluating the effects of this Statement on its benefit plan disclosures.



                                      (35)

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


FORWARD-LOOKING STATEMENTS:

         When included in management's discussion and analysis, the words "believe", "expects", "intends", "anticipates", "estimates", and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in financial markets (interest rate, credit, currency, commodities and stocks), changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, judicial decisions and rulings, and various other matters, many of which are beyond the Company's control. See the Company's discussions elsewhere in this report on how these various risks may affect CNA. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.


                                      (36)

                            CNA FINANCIAL CORPORATION

                            PART II OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                  Description of Exhibit
                                                        Exhibit      Page
                                                        Number     Number

     Computation of Net Income per Common Share           11           39
     Computation of Ratio of Earnings to Fixed Charges    12.1         40
     Computation of Ratio of Net Income,
           As Adjusted, to Fixed Charges                  12.2         40
     Financial Data Schedule                              27           41


(b)  REPORTS ON FORM 8-K:

         On August 6, 1998, CNA Financial Corporation filed a report on Form 8-K, which reported second quarter earnings, estimates of reorganization charges and an approval of a share repurchase program.

                                      (37)

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


Date:  November 13, 1998          By:  S/W. JAMES MACGINNITIE
       -----------------              ---------------------
                                       W. James MacGinnitie
                                       Senior Vice President and
                                       Chief Financial Officer


                                      (38)

                                                                      EXHIBIT 11

                            CNA FINANCIAL CORPORATION
                   COMPUTATION OF NET INCOME PER COMMON SHARE


|----------------------------------------------------------------------------------|
|PERIOD ENDED SEPTEMBER 30                          THREE MONTHS      NINE MONTHS  |
|(In millions of dollars, except per share data)  1998      1997    1998      1997 |
|----------------------------------------------------------------------------------|
|Earnings per share:                                                               |
|    Net (loss) income                          $  (14)  $   274  $   429   $  687 |
|    Less preferred stock dividends                  2         2        4        5 |
|                                                ------    ------   ------   ------|
|    Net (loss) income available to                                                |
|    common stockholder's                          (16)  $   272  $   425   $  682 |
|                                                ======    ======   ======   ======|
|    Weighted average shares outstanding         185.2     185.4    185.2    185.4 |
|                                                ======    ======   ======   ======|
|    Net (loss) income per common share         $(0.09)  $  1.47  $  2.29   $ 3.68 |
|                                                ======    ======   ======   ======|
|                                                                                  |
|----------------------------------------------------------------------------------|

                                      (39)

                                                        EXHIBIT 12.1

                            CNA FINANCIAL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

|------------------------------------------------------------------|
|PERIOD ENDED SEPTEMBER 30                                         |
|(In millions of dollars, except ratios)           1998       1997 |
|------------------------------------------------------------------|
|Income before income tax and cumulative effect                    |
|   of accounting changes                        $  589    $   963 |
|Adjustments:                                                      |
|     Interest expense                              168        153 |
|     Interest element of operating lease rental     37         25 |
|                                                  -----    -------|
|     Income before income tax, as adjusted      $  794    $ 1,141 |
|                                                  =====    =======|
|                                                                  |
|Fixed charges:                                                    |
|     Interest expense                           $  168    $   153 |
|     Interest element of operating lease rental     37         25 |
|                                                  -----    -------|
|Fixed charges                                   $  205    $   178 |
|                                                  =====    =======|
|Ratio of earnings to fixed charges (1)             3.9        6.4 |
|------------------------------------------------------------------|

(1) FOR PURPOSES OF COMPUTING THIS RATIO, EARNINGS CONSIST OF INCOME BEFORE INCOME TAXES PLUS FIXED CHARGES OF CONSOLIDATED COMPANIES. FIXED CHARGES CONSIST OF INTEREST AND THAT PORTION OF OPERATING LEASE RENTAL EXPENSE, WHICH IS DEEMED TO BE AN INTEREST FACTOR FOR SUCH RENTALS.



                                                             EXHIBIT 12.2

                            CNA FINANCIAL CORPORATION
                       COMPUTATION OF RATIO OF NET INCOME,
                          AS ADJUSTED, TO FIXED CHARGES

|----------------------------------------------------------------------------|
|PERIOD ENDED SEPTEMBER 30                                                   |
|(In millions of dollars, except ratios)                      1998      1997 |
|----------------------------------------------------------------------------|
|Net Income                                                 $  429    $ 687  |
|Adjustments:                                                                |
|     Interest expense, after tax                              109      100  |
|     Interest element of operating lease rental, after tax     24       16  |
|                                                             -----     ---- |
|Net income, as adjusted                                    $  562    $ 803  |
|                                                             =====     ==== |
|                                                                            |
|Fixed charges:                                                              |
|     Interest expense, after tax                           $  109    $ 100  |
|     Interest element of operating lease rental, after tax     24       16  |
|                                                             -----     ---- |
|Fixed charges                                              $  133    $ 116  |
|                                                             =====     ==== |
|Ratio of net income, as adjusted, to fixed charges (1)        4.2      6.9  |
|--------------------------------------------------------------------------- |
(1)FOR PURPOSES OF COMPUTING THIS RATIO, NET INCOME HAS BEEN ADJUSTED TO INCLUDE FIXED CHARGES OF CONSOLIDATED COMPANIES, AFTER TAX. FIXED CHARGES CONSIST OF INTEREST AND THAT PORTION OF OPERATING LEASE RENTAL EXPENSE, WHICH IS DEEMED TO BE AN INTEREST FACTOR FOR SUCH RENTALS.

                                      (40)