Form 10-K
period 1998-12-31
CNA FINANCIAL CORP
filed 1999-04-01
CIK 21175

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Year Ended December 31, 1998 Commission File
                                  Number 1-5823


                            CNA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     36-6169860
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

               CNA PLAZA
           CHICAGO, ILLINOIS                                    60685
(Address of principal executive offices)                     (Zip Code)
                                 (312) 822-5000
              (Registrant's telephone number, including area code)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF THE ACT:

                                                       Name of each exchange on
Title of each class                                        which registered
--------------------                                   -------------------------
    Common Stock                                        New York Stock Exchange
  with a par value                                      Chicago Stock Exchange
 of $2.50 per share                                        Pacific Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G)OF THE ACT:
                                      None


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

     As of March 1, 1999, 183,889,569 shares of common stock were outstanding and the aggregate market value of the common stock of CNA Financial Corporation held by non-affiliates was approximately $936 million.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE:

     Portions  of  the  CNA   Financial   Corporation   1998  Annual  Report  to
Shareholders are incorporated by reference into Parts I and II of this Report.


     Portions of the CNA Financial Corporation Proxy Statement prepared for the 1999 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CNA FINANCIAL CORPORATION


                           ANNUAL REPORT ON FORM 10-K


                      FOR THE YEAR ENDED DECEMBER 31, 1998
 Item                                                                     Page
Number                           PART I                                  Number
------                                                                   ------

1.  Business...........................................................      3

2.  Properties.........................................................     10

3.  Legal Proceedings..................................................     11

4.  Submission of Matters to a Vote of Security Holders................     11

                                     PART II

5.  Market for the Registrant's Common Stock and
      Related Stockholder Matters......................................     13

6.  Selected Financial Data............................................     13

7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations............................................     13

7A. Quantitative and Qualitative Disclosures about Market Risk.........     13

8.  Financial Statements and Supplementary Data........................     13

9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure...........................     13

                                    PART III

10. Directors and Executive Officers of the Registrant.................     14

11. Executive Compensation.............................................     14

12. Security Ownership of Certain Beneficial Owners and Management.....     14

13. Certain Relationships and Related Transactions.....................     14

                                     PART IV

14. Financial Statements, Schedules, Exhibits and Reports on Form 8-K..     14

                                     PART I

ITEM 1.  BUSINESS

     CNA Financial Corporation (CNAF) was incorporated in 1967 and is the parent company of Continental Casualty Company (CCC), incorporated in 1897, and Continental Assurance Company (CAC), incorporated in 1911. In 1975, CAC became a wholly-owned subsidiary of CCC. In 1995, CNAF acquired The Continental
Corporation and it became a wholly-owned subsidiary of CNAF. The Continental Corporation (Continental), a New York corporation incorporated in 1968, is an insurance holding company. Its principal subsidiary, The Continental Insurance Company (CIC), was organized in 1853. The principal business of Continental is the ownership of a group of property and casualty insurance companies.

     CNAF is a holding company whose primary subsidiaries consist of property/casualty and life insurance companies, collectively these subsidiaries are CNA. CNA's property/casualty insurance operations are conducted by CCC and its affiliates and CIC and its affiliates. Life insurance operations are conducted by CAC and its life insurance affiliates. CNA's principal business is insurance conducted through its insurance subsidiaries. CNA underwrites property, casualty, life and accident and health coverages, as well as pension products and annuities. CNA's principal market for insurance products is the United States.

COMPETITION

     All aspects of the insurance business are highly competitive. CNA competes with a large number of stock and mutual insurance companies and other entities for both producers and customers, and must continuously allocate resources to refine and improve insurance products and services.


     There are approximately 3,400 individual companies that sell property/casualty insurance in the United States. CNAF's consolidated property/casualty subsidiaries ranked as the third largest property/casualty insurance organization based upon 1997 statutory net written premiums.


     There are approximately 1,600 companies selling life insurance in the United States. CAC is ranked as the thirty-second largest life insurance organization based on 1997 consolidated statutory premium volume.

DIVIDENDS BY INSURANCE SUBSIDIARIES

     The payment of dividends to CNAF by its insurance affiliates without prior approval of the affiliates' domiciliary state insurance commissioners is limited to amounts determined by formula in accordance with the accounting practices prescribed or permitted by each state's insurance department. This formula varies by state. The formula used by the majority of the states provides that the greater of 10% of prior year statutory surplus or prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to date of payment is available to dividend to the parent company. Some states, however, have an additional stipulation that dividends can't exceed prior year's surplus. Based upon the formulas applied by the respective domiciliary states of the operating companies, approximately $663 million in dividends can be paid to CNAF by its insurance affiliates in 1999 without prior approval. All dividends must be reported to the domiciliary insurance department prior to declaration and payment.

REGULATION

     The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports, regulating solvency and the type and amount of investments permitted. Such regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulator, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer.

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


     Reform of the U.S.'s tort liability system is another issue facing the insurance industry. Although federal standards would create more uniform laws, tort reform supporters still look primarily to the states for passage of reform measures. Over the last decade, many states have passed some type of reform, but more recently, a number of state courts have modified or overturned these reforms. Additionally, new causes of action and theories of damages continue to be proposed in state court actions or by legislatures. Continued unpredictability in the law means that insurance underwriting and rating is difficult in commercial lines, professional liability and some specialty coverages.


     Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance business in a variety of ways. These initiatives include tort reform proposals; measures to limit Year 2000 liability; proposals to overhaul the Superfund hazardous waste removal and liability statute; financial services modernization legislation, which includes provisions to remove barriers that prevent banks from engaging in the insurance business; and various tax proposals affecting insurance companies.


     In 1998, federal legislation to provide a new and comprehensive framework for affiliation and regulation of the banking, insurance and securities industries was passed by the House of Representatives but not by the Senate. Congress is expected to continue efforts to enact legislation in the financial services area. This legislation could result in significant regulatory changes in the financial services industry.

     Environmental clean-up remains the subject of both federal and state regulation. For the last several years Congress and the Executive branch have failed to reach an agreement on ways to overhaul the federal Superfund hazardous waste program. The legislative stalemate is the result of a failure by Superfund stakeholders and Congress to reach a compromise on clean-up standards, the repeal of retroactive liability and the methodology for financing future clean-up costs. Although Superfund reform continues to be listed as one of Congress' legislative priorities, at this time it is unclear if any reform will be enacted. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues concerning clean up of hazardous waste. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. For further discussion, see Note E of the Consolidated Financial Statements of the 1998 Annual Report to Shareholders, incorporated by reference in Item 8, herein.


     In recent years, increased scrutiny of state regulated insurer solvency requirements by certain members of the U.S. Congress resulted in the National Association of Insurance Commissioners developing industry minimum Risk-Based Capital (RBC) requirements. The RBC requirements establish a formal state accreditation process designed to regulate for solvency more closely, minimize the diversity of approved statutory accounting and actuarial practices, and increase the annual statutory statement disclosure requirements.

     The RBC  formulas are  designed to identify an  insurer's  minimum  capital requirements based upon the inherent risks (e.g., asset default, credit and underwriting) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding actions that the state insurance departments should initiate. The level of capital adequacy below which insurance departments would take action is defined as the Company Action Level. As of December 31, 1998, all of CNAF's property/casualty and life insurance affiliates had adjusted capital amounts in excess of Company Action Levels.


REINSURANCE

     Information as to CNA's reinsurance business is set forth in Note G of the Consolidated Financial Statements of the 1998 Annual Report to Shareholders, incorporated by reference in Item 8, herein.


EMPLOYEE RELATIONS

     CNA has approximately 23,600 full-time equivalent employees and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes.


     CNA has comprehensive benefit plans for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs. See Note I of the Consolidated Financial Statements of the 1998 Annual Report to Shareholders for further discussion, incorporated by reference in Item 8, herein.


GOVERNMENT CONTRACTS

         CNA's premium revenues includes premiums under contracts involving U.S. government employees and their dependents. Such premiums amounted to approximately $2.0 billion, $2.1 billion and $2.1 billion in 1998, 1997 and 1996, respectively.

BUSINESS SEGMENTS

     Information as to CNA's business segments is set forth in Note M of the Consolidated Financial Statements of the 1998 Annual Report to Shareholders, incorporated by reference in Item 8, herein.


     Additional information as to CNA's business segments is set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 1998 Annual Report to Shareholders, incorporated by reference in Item 7, herein.


SUPPLEMENTARY INSURANCE DATA


The following table sets forth supplementary insurance data.

--------------------------------------------------------------------------------------
Year Ended December 31                                  1998        1997        1996
(in millions of dollars, except ratio information)
--------------------------------------------------------------------------------------
Trade Ratios -  GAAP basis (a)
   Loss ratio...............................             80.8%       77.1%      76.4%
   Expense ratio............................             32.8        31.3        30.9
   Combined ratio (before policyholder dividends)       113.6       108.4       107.3
   Policyholder dividend ratio..............              1.1         0.5         1.6

Trade Ratios - Statutory basis (a)
   Loss ratio...............................            81.5%       77.5%       76.8%
   Expense ratio............................            32.7        30.7        30.6
   Combined ratio (before policyholder dividends)      114.2       108.2       107.4
   Policyholder dividend ratio..............             1.0         0.8         1.4

Gross Life Insurance In-Force
   Group....................................           $317,720    $239,843    $172,213
   Life (c).................................             76,674      71,755      64,796
                                                       --------    --------    --------
                                                       $394,394    $311,598    $237,009
                                                       ========    ========    ========
Other Data - Statutory basis (b)
   Property/casualty capital and surplus*...            $ 7,593     $ 7,123     $ 6,349
   Life capital and surplus.................              1,109       1,223       1,163
   Written premium  to surplus ratio........                1.4         1.4         1.6
   Capital and surplus-percent of total liabilities        20.5%       22.4%       25.5%
   Participating policyholders-percent of gross             0.5%        0.7%        0.5%
   life insurance in force..................
----------------------------------------------------------------------------------------
  *Surplus includes equity of property/casualty companies' ownership in life insurance subsidiaries.

(a) GAAP trade ratios reflect the results of CNA's property/casualty insurance subsidiaries. Trade ratios are industry measures of property/casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. Under generally accepted accounting principles, the expense ratio is the percentage of underwriting expenses, including the change in deferred acquisition costs, to premiums earned. Under statutory accounting principles, the expense ratio is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio is the sum of the loss and expense ratios. The policyholder dividend ratio is the ratio of dividends incurred to premiums earned.
(b) Other data is determined on the statutory basis of accounting. Dividends of $410 million, $175 million, $545 million, were paid to CNAF by CCC in 1998, 1997, and 1996, respectively. Insurance subsidiaries have received, or will receive, reimbursement from CNAF for general management and administrative expenses, unallocated loss adjustment expenses and investment expenses of $187 million, $217 million and $223 million, in 1998, 1997, and 1996, respectively. Life statutory capital and surplus as a percent of total liabilities is determined after excluding Separate Account liabilities and reclassifying the statutorily required Asset Valuation and Interest Maintenance Reserves as surplus.
(c) Lapse ratios for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in force, were 14.7%, 6.4%, and 7.2% in 1998, 1997, and 1996, respectively.

The following table displays the distribution of gross written premiums for the CNA's property/casualty operations:

--------------------------------------------------------------------------------
Gross Written Premiums                                           % of Total
                                                          ----------------------
Year Ended December 31                                       1998  1997   1996
--------------------------------------------------------------------------------
New York....................................................  9.5   9.9    9.3
California..................................................  8.2   8.8    8.5
Texas.......................................................  6.0   6.2    6.0
Pennsylvania................................................  4.7   5.1    4.9
Florida.....................................................  4.6   4.8    4.2
Illinois....................................................  4.5   4.4    5.3
New Jersey..................................................  4.4   4.3    4.1
All other states, countries or political subdivisions (*)... 48.0  48.0   46.8
Reinsurance assumed:
    Voluntary...............................................  9.1   9.7    9.1
    Involuntary.............................................  1.0  (1.2)   1.8
                                                           ------ ------- ------
                                                            100.0  100.0   100.0

================================================================================
(*) No other state, country or political subdivision accounts for more than 3.0% of gross written premiums.



     Approximately 96% of CNA's premiums are derived from the United States. Premiums from any individual foreign country are not significant.

PROPERTY/CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSES

     The following loss reserve development table illustrates the change over time of reserves established for property/casualty claim and claim adjustment expenses at the end of various calendar years for CNA's property/casualty operations. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the original recorded reserve as of the end of each successive year which is the result of the Company's property/casualty insurance subsidiaries' expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

    The loss reserve development table for property/casualty operations is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

-----------------------------------------------------------------------------------------------------------------------
SCHEDULE OF
PROPERTY/CASUALTY
LOSS RESERVE
DEVELOPMENT
CALENDAR YEAR ENDED      1988(a)  1989(a) 1990(a)  1991(a)  1992(a) 1993(a)  1994(b) 1995(c)  1996  1997(d)  1998(e)
(In millions of
dollars)
----------------------------------------------------------------------------------------------------------------------
Gross reserves
for unpaid claim
and claim expenses.... $  --     $    --  $16,530  $17,712  $20,034 $20,812 $21,639 $31,044  $29,395 $28,571 $28,355
Ceded recoverable.....    --          --    3,440    3,297    2,867   2,491   2,705   6,089    5,660   5,326   5,424
                       -----     -------  -------  -------  ------- ------- ------- -------  ------- ------- -------
Net reserves
for unpaid claim
and claim expenses.... 9,552     11,267   13,090   14,415   17,167  18,321  18,934   24,955   23,735  23,245  22,931
                       -----     -------  -------  -------  ------- ------- -------  -------  ------  ------ -------
CUMULATIVE NET PAID AS OF:

One year later........ 2,040      2,670    3,285    3,411    3,706   3,629   3,656    6,510    5,851  5,954       --
Two years later....... 3,622      4,724    5,623    6,024    6,354   6,143   7,087   10,485    9,796     --       --
Three years later..... 4,977      6,294    7,490    7,946    8,121   8,764   9,195   13,363       --     --       --
Four years later...... 6,078      7,534    8,845    9,218   10,241  10,318  10,624       --       --     --       --
Five years later...... 6,960      8,485    9,726   10,950   11,461  22,489      --       --       --     --       --
Six years later....... 7,682      9,108   11,207   11,951   12,308      --      --       --       --     --       --
Seven years later..... 8,142     10,393   12,023   12,639       --      --      --       --       --     --       --
Eight years later..... 9,303     11,086   12,592       --       --      --      --       --       --     --       --
Nine years later...... 9,924     11,563       --       --       --      --      --       --       --     --       --
Ten years later.......10,342         --       --       --       --      --      --       --       --     --       --

NET RESERVES RE-ESTIMATED
AS OF:

End of initial year... 9,552     11,267   13,090   14,415   17,167  18,321  18,934   24,955   23,735 23,245   22,931
One year later........ 9,737     11,336   12,984   16,032   17,757  18,250  18,922   24,864   23,479 23,508       --
Two years later....... 9,781     11,371   14,693   16,810   17,728  18,125  18,500   24,294   23,140     --       --
Three years later..... 9,796     13,098   15,737   16,944   17,823  17,868  18,008   23,814       --     --       --
Four years later......11,471     14,118   15,977   17,376   17,765  17,511  17,354       --       --     --       --
Five years later......12,496     14,396   16,440   17,329   17,560  17,082      --       --       --     --       --
Six years later.......12,742     14,811   16,430   17,293   17,285      --      --       --       --     --       --
Seven years later.....13,167     14,810   16,551   17,069       --      --      --       --       --     --       --
Eight years later.....13,174     14,995   16,487       --       --      --      --       --       --     --       --
Nine years later......13,396     14,973       --       --       --      --      --       --       --     --       --
Ten years later.......13,431         --       --       --       --      --      --       --       --     --       --
                      -------   -------  --------   ------  ------  ------  ------    ------   ------  ------  ------
Total net (deficiency)(3,879)    (3,706)  (3,397)  (2,654)    (118)  1,239   1,580    1,141      595   (263)      --
redundancy
------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Schedule of
Property/Casualty
Loss Reserve
Development
Calendar Year Ended      1988(a)  1989(a) 1990(a)  1991(a)  1992(a) 1993(a)  1994(b) 1995(c)  1996  1997(d)  1998(e)
(In millions of
dollars)
----------------------------------------------------------------------------------------------------------------------
Reconciliation to gross
re-estimated reserves:
Net reserves            13,431   14,973   16,487   17,069   17,285  17,082  17,354  23,814    23,140 23,508       --
re-estimated
Re-estimated ceded          --       --    3,339    3,173    2,714   2,287   2,480   6,420     5,940  5,646       --
                        ------   ------   ------   ------   ------  ------  ------  ------    ------ ------    ------
recoverable
Total gross
re-estimated                --       --   19,826   20,242   19,999  19,369  19,834  30,234    29,080 29,154       --
reserves
-----------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Net (deficiency) redundancy
related to:
Asbestos claims         (3,190)  (3,092)  (2,958)  (2,911)  (1,222)  (622)    (587)   (399)    (348)   (243)      --
Environmental claims... (1,013)    (988)    (981)    (937)    (894)  (451)    (279)   (289)    (226)   (227)      --
                        -------   ------   ------   ------  ------  ------   ------  ------   --------------    -----
Total asbestos and      (4,203)  (4,080)  (3,939)  (3,848)  (2,116)(1,073)    (866)   (688)    (574)   (470)      --
environmental
Other claims...........    324      374      542    1,194    1,998  2,312    2,446   1,829    1,169     207       --
                        ------   ------   ------   ------    ------ ------   ------  ------   ------- -------   -----
Total net (deficiency)  (3,879)  (3,706)  (3,397)  (2,654)    (118) 1,239    1,580   1,141      595    (263)      --
redundancy              =======  =======  =======  =======   ====== ======   ======  ======   ======= =======  =======
-----------------------------------------------------------------------------------------------------------------------

(a) Reflects reserves of CNA's property/casualty insurance subsidiaries, excluding Continental reserves, which were acquired on May 10, 1995 (the Acquisition Date). Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent .years) does not include Continental.

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

(d) Includes net and gross reserves of acquired companies of $57 million and $64 million.

(e) Includes net and gross reserves of acquired companies of $122 million and $223 million.

     Additional information as to CNA's property/casualty claim and claim expense reserves is set forth in Notes A and E of the Consolidated Financial Statements of the 1998 Annual Report to Shareholders, incorporated by reference in Item 8, herein.


     Information as to CNA's reserve development is set forth in Note E of the Consolidated Financial Statements of the 1998 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

INVESTMENTS

     Information as to the Company's investments is set forth in Note B of the Consolidated Financial Statements of the 1998 Annual Report to Shareholders, incorporated by reference in Item 8, herein.


     Additional information as to the Company's investments is set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 1998 Annual Report to Shareholders, incorporated by reference in Item 7, herein.


     At December 31, 1998, CNA had an approximate 25% ownership interest in C.W. Investments Limited Partnership (CWI) with a carrying value of approximately $25 million. CNA accounted for CWI under the equity method. CWI was the sole shareholder of Canary Wharf Group P.L.C. (CWG).


    On March 25, 1999, CWG shares were sold in an initial public offering (IPO) at a price of (pound)3.30 per share and listed on the London Stock Exchange. As a result of the IPO, CNA will receive approximately 100 million shares of CWG stock and approximately $143 million in cash. After completion of the transaction, CNA will own approximately 15% of the outstanding stock of CWG. CNA will account for its ownership in CWG as an available-for-sale security with a carrying value of approximately $535 million (based upon the IPO price of (pound)3.30 per share).


     Additionally the original investors, including CNA, have entered into a lock-up agreement with the underwriters, under which they may not sell their shares of CWG until September 30, 1999.

ITEM 2.     PROPERTIES

     CNA Plaza, owned by Continental Assurance Company, serves as the home office for CNAF and its insurance subsidiaries. An adjacent building (located at 55 E. Jackson Blvd.), jointly owned by Continental Casualty Company and Continental Assurance Company, is partially situated on grounds under leases expiring in 2058. Approximately 15% of the adjacent building is rented to non-affiliates. CNAF's subsidiaries lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNAF's subsidiaries:

--------------------------------------------------------------------------------
                             Amount Of Building
                             Owned and Occupied or
                             Leased by CNA or its
Location                     Subsidiaries              Principal Usage
--------------------------------------------------------------------------------
CNA                            1,144,378 sq. ft.*      Principal Executive
Plaza                                                  Offices of CNAF
333 S. Wabash
Chicago, Illinois

180 Maiden Lane                1,091,570*              Property/Casualty
New York, New York                                     Insurance Offices

55 E. Jackson Blvd.              440,292*              Principal Executive
Chicago, Illinois                                      Offices  of CNAF

401 Penn Street                  254,589*              Property/Casualty
Reading, Pennsylvania                                  Insurance Offices

100 CNA Drive                    251,363*              Life Insurance Offices
Nashville, Tennessee

7361 Calhoun Place               224,725**             Life Insurance Offices
Rockville, Maryland

200 S. Wacker Drive              265,727**             Property/Casualty
Chicago, Illinois                                      Insurance Offices

1111 E. Broad St.                225,470**             Property/Casualty
Columbus, Ohio                                         Insurance Offices

1110 Ward Avenue Honolulu,       186,687*              Property/Casualty
Hawaii                                                 Insurance Offices

3501 State Highway 66            183,184**             Property/Casualty
Neptune, New Jersey                                      Insurance Offices

2405 Lucien Way                  178,744**             Property/Casualty
Maitland, Florida                                        Insurance Offices


333 Glen Street                  164,032**             Property/Casualty
Glens Falls, New York                                  Insurance Offices

--------------------------------------------------------------------------------
                             Amount Of Building
                             Owned and Occupied or
                             Leased by CNA or its
Location                     Subsidiaries              Principal Usage
--------------------------------------------------------------------------------

1100 Cornwall Road               147,884**             Property/Casualty
Monmouth Junction,                                     Insurance Offices
New Jersey

600 North Pearl Street           139,151**             Property/Casualty
Dallas, Texas                                          Insurance Offices

* Represents property owned by CNAF or its subsidiaries.
** Represents property leased by CNAF or its subsidiaries.

ITEM 3.    LEGAL PROCEEDINGS

     Information as to CNA's legal proceedings is set forth in Note F of the Consolidated Financial Statements of 1998 Annual Report to Shareholders, incorporated by reference in Item 8, herein.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                      EXECUTIVE OFFICERS OF THE REGISTRANT


                       POSITION AND
                       OFFICES HELD              FIRST BECAME
                       WITH REGISTRANT          OFFICER OF CNA
   NAME                                   AGE                         PRINCIPAL OCCUPATION DURING PAST FIVE YEARS

Laurence A. Tisch      Chief Executive     76          *         Co-Chairman of the Board of Loews Corporation.
                       Officer, CNA                              President, Chief Executive Officer and Director of
                       Financial                                 CBS, Inc. until November 1995.Executive officer of
                       Corporation                               the Registrant since 1974.

Dennis H. Chookaszian  Chairman of the     55         1975       Chairman of the Executive Committee of the
                       Board and Chief                           Registrant.  Until February 1999, Chairman of the
                       Executive                                 Board and Chief Executive Officer of CNA since
                       Officer, CNA**                            September 1992.  Executive officer of the
                                                                 Registrant since 1975.

Philip L. Engel        President, CNA***   58         1977       President of CNA since September 1992. Prior
                                                                 thereto, Mr. Engel was Executive Vice President
                                                                 of CNA. Executive officer of the Registrant
                                                                 since 1992.

Bernard L. Hengesbaugh Chairman of the     52         1980       Chairman of the Board and Chief Executive Officer
                       Board and Chief                           of CNA since February 1999.  Executive Vice
                       Executive                                 President and Chief Operating Officer of CNA
                       Officer, CNA****                          from February 1998 until February 1999.  Senior
                                                                 Vice President of CNA since November 1990.
                                                                 Executive officer of the Registrant since 1992.

W. James MacGinnitie   Senior Vice         60         1997       Senior Vice President and Chief Financial Officer
                       President and                             of CNA and of the Registrant since October 1997.
                       Chief Financial                           From 1994 through 1997, Partner at Ernst &
                       Officer                                   Young LLP. Prior to that time, Principal
                                                                 with Tillinghast.

Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.


*Mr. Tisch is not an officer of CNA.
**Mr. Chookaszian resigned effective February 9, 1999.
***On March 25, 1999, Mr. Engel announced his intention to retire from his position as President on or about September 30, 1999.
 ****Mr.  Hengesbaugh  was  elected  Chairman  of the Board  and Chief  Executive
Officer of CNA effective February 9, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

  Incorporated herein by reference from page 118 of the 1998 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA

Incorporated herein by reference from page 2 of the 1998 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference from pages 11 through 57 of the 1998 Annual Report to Shareholders.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference under the heading Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1998 Annual Report to Shareholders on pages 46 through 50.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Consolidated Balance Sheets - December 31, 1998 and 1997

  Consolidated Statements of Operations - Year Ended December 3l, 1998, 1997 and 1996

  Consolidated Statements of Stockholders' Equity - December 31, 1998, 1997 and 1996

  Consolidated Statements of Cash Flows - Year Ended December 31, 1998, 1997 and 1996

  Notes to Consolidated Financial Statements

  Independent Auditors' Report

  The  above  Consolidated   Financial  Statements,   the  related  Notes  to
  the Consolidated Financial Statements and the Independent Auditors' Report are incorporated herein by reference from pages 58 through 117 of the 1998 Annual Report to Shareholders.




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

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

                                                                         Page
                                                                        Number
                                                                        ------
(a)  1. FINANCIAL STATEMENTS:

        A separate index to the Consolidated Financial Statements           13
        is presented in Part II, Item 8....................................

(a)  2. FINANCIAL STATEMENT SCHEDULES:

        Schedule I   Summary of Investments................................ 18

        Schedule II  Condensed Financial Information (Parent Company)...... 19

        Schedule III Supplementary Insurance Information................... 23

        Schedule V   Valuation and Qualifying Accounts and Reserves........ 24

        Schedule VI  Supplementary Information Concerning Property/Casualty
                     Insurance Operations.................................. 24

        Other   schedules  are  omitted   because  of  the  absence  of
        conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

        Independent Auditors' Report....................................... 25
                                       14

                                     PART IV
ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

(a)  3. EXHIBITS:
                                                                        Exhibit
                                                                         Number
                                                                        -------
                             Description of Exhibit
                             ----------------------

   (2) Plan of acquisition, reorganization, arrangement, liquidation or succession:

       Securities Purchase Agreement, dated as of December 6, 1994, by and between CNA Financial Corporation and The Continental
       Corporation (with exhibits thereto)(Exhibit 1 to Form 8-K dated
       December 9, 1994 incorporated herein  by reference.).............    2.1

       Merger Agreement, dated as of December 6, 1994, by and among CNA Financial Corporation, Chicago Acquisition Corp. and The
       Continental Corporation (Exhibit 2 to Form 8-K dated December
       9, 1994 incorporated herein by reference.).......................    2.2

  (3) Articles of incorporation and by-laws:
      Certificate of Incorporation of CNA Financial Corporation, as
      amended May 6,1998 (Exhibit 3.1 to Form S-8 filed on
      October 9, 1998 incorporated herein by reference.)................    3.1

      By-Laws of CNA Financial Corporation, as amended February 10, 1999.   3.2*

  (4) Instruments defining the rights of security holders, including indentures: CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to
      long-term debt, pursuant to Item 601(b) (4) (iii) of Regulation S-K.   --

 (10) Material contracts:

      Continental Casualty Company "CNA" Annual Incentive Bonus Plan Provisions(Exhibit 10.1 to 1994 Form 10K incorporated herein by reference.)........................................................  10.1

      Continuing Services Agreement between CNA Financial Corporation and Dennis H. Chookaszian, dated February 9, 1999..................  10.2*

      Employment Agreement between CNA Financial Corporation and
      Philip L. Engel, dated December 31, 1995(Exhibit 10.3 to
      1995 Form 10-K incorporated herein by reference.).................   10.3

      Continuing Services Agreement between CNA Financial Corporation and Edward J. Noha, dated February 27, 1991 (Exhibit 6.0 to 1991
      Form 8-K, filed March 18, 1991, incorporated herein by reference.).  10.4

      CNA  Employees'  Retirement  Benefit  Equalization  Plan,  as
      amended through  January 1, 1993  (Exhibit 10.4 to 1992 Form
      10-K incorporated herein by reference.)...........................   10.5

      CNA Employees' Supplemental Savings Plan, as amended through
      January 1, 1993 (Exhibit 10.6 to 1992 Form 10-K incorporated herein by reference.)..............................................  10.6

                                     PART IV
ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

(a)   3.   EXHIBITS:
                                                                    Exhibit
                                                                     Number
                                                                     ------
                          Description of Exhibit
                          ----------------------

    (10)   Material contracts (continued):

          Federal Income Tax Allocation Agreement dated February
          29, 1980 between CNA Financial Corporation and Loews
          Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated
          herein by reference.).....................................     10.7

          Agreement  between  Fibreboard  Corporation  and
          Continental Casualty Company, dated April 9, 1993 (Exhibit
          A to 1993 Form 8-K filed April 12, 1993 incorporated
          herein by reference.).....................................     10.8

          Settlement  Agreement entered into on October 12, 1993 by
          and among Fibreboard  Corporation,  Continental Casualty
          Company, CNA Casualty of  California,  Columbia  Casualty
          Company and Pacific  Indemnity Company  together the
          "Parties"  (Exhibit 10.1 to September 30, 1993
          Form 10-Q incorporated herein by reference.)...............     10.9

          Continental-Pacific  Agreement  entered into October 12,
          1993 between Continental  Casualty Company and Pacific
          Indemnity Company  (Exhibit 10.2  to  September  30,  1993
          Form  10-Q incorporated herein by reference.)...............    10.10

          Global  Settlement  Agreement among  Fibreboard  Corporation,
          Continental   Casualty  Company,   CNA  Casualty  Company  of
          California,  Columbia  Casualty  Company,  Pacific  Indemnity
          Company and the Settlement Class dated December 23, 1993 (Exhibit 10.11 to 1993 Form 10-K incorporated herein by reference.)................................................  10.11

          Glossary of Terms in Global Settlement Agreement, Trust Agreement, Trust Distribution Process and Defendant Class
          Settlement  Agreement as of December 23, 1993 (Exhibit  10.12
          to 1993 Form 10-K incorporated herein by reference.)........... 10.12

          Fibreboard Asbestos Corporation Trust Agreement dated December
          23, 1993 (Exhibit 10.13 to 1993 Form 10-K incorporated herein by reference.)................................................  10.13

          Trust Distribution Process - Annex A to the Trust Agreement as
          of December 23, 1993 (Exhibit 10.14 to 1993 Form 10-K
          incorporated herein by reference.)............................  10.14

          Defendant Class Settlement Agreement dated December 22, 1993
          (Exhibit 10.15 to 1993 Form 10-K incorporated herein
          by reference.)................................................  10.15

          Escrow Agreement among Continental Casualty Company, Pacific Indemnity Company and The First National Bank of Chicago dated December 23, 1993(Exhibit 10.16 to 1993 Form 10-K incorporated herein by reference.).......................................... 10.16

          Letter extending Employment Agreement between CNA Financial
          Corporation and Philip L. Engel, dated February 17, 1999....... 10.17*

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K (continued)

(a)   3.  EXHIBITS:
                                                                        Exhibit
                                                                         Number
                                                                        --------
                             Description of Exhibit
                             ----------------------

   (10)   Employment Agreement between CNA Financial Corporation and
          Bernard Hengesbaugh, dated February 9, 1999.................   10.18*

   (11)   Computation of Net Income per Common Share..................   11.1*

   (12)   Statements regarding computation of ratios:
          Computation of Ratio of Earnings to Fixed Charges...........   12.1*
          Computation of Ratio of Net Income, As Adjusted, to Fixed
          Charges.....................................................   12.2*

   (13)   1998 Annual Report..........................................   13.1*

   (21)   Primary Subsidiaries of CNA.................................   21.1*

   (27)   Financial Data Schedule.....................................   27*
          *Filed herewith

(b)       REPORTS ON FORM 8-K:

          On December 3, 1998, CNA Financial Corporation filed a report on Form 8-K that announced a senior management succession plan, under which Bernard L. Hengesbaugh was to succeed Dennis H.
          Chookaszian as chairman and chief executive officer of CNA.

                                                                  SCHEDULE I

                            CNA FINANCIAL CORPORATION
                             SUMMARY OF INVESTMENTS

-------------------------------------------------------------------------------------------------------------------
December 31                                                   1998                            1997
                                                  ---------------------------------- ------------------------------
                                                               Fair      Carrying              Fair      Carrying
(In millions of dollars)                             Cost      Value      Value       Cost     Value      Value
-------------------------------------------------------------------------------------------------------------------
Fixed maturities available-for-sale:
   Bonds:
       United States government and government
        agencies and authorities-taxable...          $ 9,507   $ 9,694   $ 9,694      $13,798  $13,920   $13,920
       States, municipalities and political
        subdivisions-tax exempt.............           6,127     6,321     6,321        4,534    4,724     4,724
       Foreign governments and political
        subdivisions........................           1,543     1,545     1,545          998      998       998
       Public utilities.....................             683       694       694          340      355       355
       Convertibles and bonds with warrants
        attached............................               1         1         1            3        2         2
       All other corporate..................          11,614    11,724    11,724        9,280    9,452     9,452
   Redeemable preferred stocks..............              36        94        94           67       97        97
                                                      ------    ------    ------      -------   ------    ------
         Total fixed maturities available-for-sale    29,511    30,073    30,073       29,020   29,548    29,548
                                                      ------    ======    ------      -------   ======    ------
Equity securities available-for-sale:
  Common stocks:
     Banks, trusts and insurance companies                10         6         6            8        7         7
     Industrial and other.................               724     1,659     1,659          559      672       672
  Non-redeemable preferred stocks..........              321       305       305          128      135       135
                                                       ------   ------    ------       ------   ------     -----
         Total equity securities available-for-sale    1,055   $ 1,970     1,970          695   $  814       814
                                                       ------  =======    ------       ------   ======     ------
Mortgage loans..............................              57                  57           80                 80
Real estate.................................               5                   5            5                  5
Policy loans................................             177                 177          177                177
Other invested assets.......................             806                 858          544                695
Short-term investments......................           4,037               4,037        4,884              4,884
------------------------------------------------------------------------------------------------------------------
           TOTAL INVESTMENTS                         $35,648             $37,177      $35,405            $36,203
==================================================================================================================

                                                                SCHEDULE II

                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION

FINANCIAL POSITION
------------------------------------------------------------------------------------------
December 31                                                         1998            1997
(In millions of dollars)
------------------------------------------------------------------------------------------
ASSETS:
Investments in subsidiaries..................................... $10,865         $ 9,770
Deferred income taxes...........................................     240             511
Notes receivable from affiliates................................     514             205
Short-term investments..........................................       3             174
Amounts due from affiliates.....................................      53               -
Other...........................................................       5               4
                                                                 -------          --------
       Total assets............................................. $11,680          $10,664
                                                                 =======          ========
LIABILITIES:
Debt............................................................ $ 2,475          $ 1,972
Federal income taxes payable....................................      48              108
Amounts due to affiliates.......................................       -              106
Other...........................................................       -              169
                                                                  -------         -------
         Total liabilities......................................   2,523            2,355
STOCKHOLDERS' EQUITY:
Net unrealized investment gains ................................ $   991          $   523
Other stockholders' equity......................................   8,166            7,786
                                                                 -------          -------
       Total stockholders' equity...............................   9,157            8,309
------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $11,680          $10,664
==========================================================================================

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------------------
Year Ended December 31                                              1998      1997    1996
(In millions of dollars)
--------------------------------------------------------------------------------------------
REVENUES:
Equity in income of subsidiaries before income tax:
   Operating (loss) income ......................................$  ( 54)   $   956  $1,089
   Realized investment gains.....................................    697        742     610
Net investment income............................................     25         12      13
Realized investment losses.......................................     (2)        (4)     (5)
                                                                 ---------  -------- -------
                                                                     666      1,706   1,707
                                                                 ---------  -------  -------
EXPENSES:
Administrative and general expenses..............................    189        217     223
Interest expense.................................................    148        131     135
Other............................................................     --         --      4
                                                                 ---------   ------- -------
                                                                     337        348     362
                                                                 ---------   ------- -------
       Income before income tax..................................    329      1,358   1,345
Income tax expense...............................................     47        392     380
--------------------------------------------------------------------------------------------
       NET INCOME                                                $   282     $  966  $  965
============================================================================================
           See accompanying Notes to Condensed Financial Information.

                                                                     SCHEDULE II
                                                                     (continued)

                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                                             1998      1997     1996
(In millions of dollars)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income......................................................................  $ 282   $ 966    $ 965
                                                                                     -----    ----    -----
 Adjustments to reconcile net income to net cash flows
   from operating activities:
       Undistributed earnings of affiliates........................................   (159) (1,523)    (828)
       Realized losses  ...........................................................      2       4        5
       Deferred income taxes.......................................................     47     144      352
       Changes in:
        Federal income taxes.......................................................    (60)     79      165
        Other, net.................................................................   (143)   (352)    (391)
                                                                                      ----- -------  -------
        TOTAL ADJUSTMENTS..........................................................    (27)   (944)    (697)
                                                                                      ----- ------   -------
        NET CASH FLOWS FROM OPERATING ACTIVITIES...................................    255      22      268
                                                                                      ----- ------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in short-term investments................................................     11     (15)      (2)
   Capital contribution to subsidiaries............................................   (257)     --       --
   Purchase of preferred stock of subsidiaries.....................................   (305)     --       --
   Other...........................................................................      --     (4)      (5)
                                                                                      ------   -----  -------
        NET CASH FLOWS FROM INVESTING ACTIVITIES...................................   (551)    (19)      (7)
                                                                                      ------   -----  -------
CASH FLOWS FROM FINANCING ACTIVITIES: .............................................
   Dividends paid to preferred shareholders........................................     (7)     (6)      (6)
   Proceeds from issuance of long-term debt........................................  1,000      --      248
   Principal payments on long-term debt............................................   (490)     --     (500)
   Issuance of cumulative exchangeable preferred stock.............................    200      --       --
   Purchase of treasury stock......................................................   (102)     --       --
   Loans to subsidiaries...........................................................   (305)     --       --
                                                                                     ------   ------  -------
       NET CASH FLOWS FROM FINANCING ACTIVITIES....................................    296      (6)    (258)
                                                                                     -----    -----   -------
       NET CASH FLOWS..............................................................     --      (3)       3
Cash at beginning of year..........................................................     --       3       --
--------------------------------------------------------------------------------------------------------------
       CASH AT END OF YEAR                                                         $    --  $   --     $  3
===============================================================================================================

Supplemental disclosures of cash flow information:
  Cash (paid) received:
       Interest....................................................................$  (129) $ (134)        $(141)
       Federal income taxes........................................................   (143)    (95)           15
  Non-cash transactions:
       NoteS receivable from officer stockholders' for sale of treasury stock......    (44)     --             --
==================================================================================================================
           See accompanying Notes to Condensed Financial Information.

                                                                  SCHEDULE II
                                                                 (continued)

                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION

                    NOTES TO CONDENSED FINANCIAL INFORMATION

a.  Basis of presentation

    The condensed financial information of CNA Financial Corporation (Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the CNA Financial Corporation Annual Report to Shareholders. Investments in subsidiaries are accounted for using the equity method of accounting.

    Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 1998.

b.  Debt

 ----------------------------------------------------------------------------
 December 31                                               1998         1997
(In millions of dollars)
-----------------------------------------------------------------------------
  Variable Rate Debt:
     Commercial Paper......................................$  500     $  675
     Credit Facility - CNAF................................   235        400
  Senior Notes:
      8.875%, due March 1, 1998............................    --        150
      6.25%, due November 15, 2003.........................   249        249
      6.50% , due April 15, 2005...........................   497         --
      6.75%, due November 15, 2006.........................   248        248
      6.45%, due January 15, 2008..........................   149         --
      6.60%, due December 15, 2008.........................   199         --
      6.95%, due January 15, 2018..........................   148         --
  7.25%  Debenture, due November 15, 2023..................   247        247
  1.0% Urban Development Action Grant, due May 7, 2019.....     3          3
-----------------------------------------------------------------------------
       TOTAL                                               $2,475     $1,972
=============================================================================
         CNAF has a $795 million revolving credit facility that expires in May 2001. The amount available is reduced by CNAF's outstanding commercial paper borrowings. As of December 31, 1998, there was $60 million of unused borrowing capacity under the facility. The interest rate on the bank loans is based on the London Interbank Offered Rate (LIBOR), plus 16 basis points. Additionally, there is a facility fee of 9 basis points annually. The average interest rate on the bank loans under the credit facility at December 31, 1998, 1997 and 1996, was 5.49%, 6.16% and 5.72%, respectively.

         To offset the variable rate characteristics of the facility, CNAF entered into interest rate swap agreements with several banks having a total notional principal amount at December 31, 1998 and 1997 of $650 million and $950 million, respectively, which terminate from May 2000 to December 2000. These agreements provide that CNAF pay interest at a fixed rate, averaging 6.07% at December 31, 1998 and 6.20% at December 31, 1997 and 1996, respectively, in exchange for the receipt of interest at the three month LIBOR rate. The effect of these interest rate swaps was to increase interest expense by

                                                                   SCHEDULE II
                                                                  (continued)

                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION


              NOTES TO CONDENSED FINANCIAL INFORMATION--(CONTINUED)


approximately $2 million, $4 million and $7 million for the years ended December 31, 1998, 1997 and 1996, respectively.


The weighted average interest rate on commercial paper at December 31, 1998 was 5.89% compared to 6.05% and 5.67% at December 31, 1997 and 1996, respectively.

The commercial paper borrowings are fully supported by the committed credit facility. The weighted average interest rate (interest and facility fees) on the combined revolving credit facility, commercial paper borrowings and interest rate swaps was 6.36%, 6.35% and 6.28% at December 31, 1998, 1997 and 1996,
respectively.

In 1998, CNAF issued $1 billion of senior notes under a $1 billion Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 18, 1997. This shelf registration incorporated $250 million of securities remaining available for issuance from a prior shelf registration. Since filing the shelf registration, the Company has issued in four separate offerings senior notes with an aggregate principal amount of $1 billion.

c.  Management and administrative expenses

    CNAF has reimbursed, or will reimburse, its subsidiaries for general management and administrative expenses, unallocated loss adjustment expenses and investment expense of $187 million, $217 million and $223 million in 1998, 1997 and 1996, respectively.

d.  Capital contributions

    In 1998, CNAF contributed approximately $257 million to the capital of its subsidiaries. There were no contributions made by CNAF to the capital of its subsidiaries in 1997 or 1996.
------------------------------------------------------------------------------

                                                                                                       SCHEDULE III

                            CNA FINANCIAL CORPORATION
                       SUPPLEMENTARY INSURANCE INFORMATION
-------------------------------------------------------------------------------------------------------------------
                                        Gross Insurance Reserves
                                      -----------------------------------------

                                        Claim                                                       Insurance
                             Deferred    And     Future               Policy-     Net      Net       Claims and
                            Acquisition  Claim   Policy    Unearned   holders'  Premium   Investment Policyholders'
(In millions of dollars)      Costs     Expense  Benefits   Premiums  Funds     Revenue    Income    Benefits
-------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998

Agency Market Operations...$     -      $   -    $    -     $    -     $    -   $ 5,247   $  744    $4,431
Specialty Operations.......      -          -         -          -          -     1,092      245       951
CNA Re.....................      -          -         -          -          -       944      163       707
Global Operations..........      -          -         -          -          -       941      110       585
Risk Management............      -          -         -          -          -       823      144       909
Group Operations...........      -          -         -          -          -     3,712      133     3,177
Life Operations............      -          -         -          -          -       684      525       871
Corporate..................      -          -         -          -          -       (27)      82       127
Eliminations...............      -          -         -          -          -       (41)       -       (41)
Consolidated...............  2,422     29,192     5,418      5,039        789         -        -         -
                          -----------------------------------------------------------------------------------------
                            $2,422    $29,912   $ 5,418    $ 5,039      $ 789    $13,375  $2,146    $11,717
                           ========================================================================================
December 31, 1997
   Agency Market Operations.$    -    $     -   $     -    $     -      $   -    $ 5,092  $  787    $ 3,871
   Specialty Operations....      -          -         -          -          -      1,251     268      1,011
   CNA Re..................      -          -         -          -          -        898     153        670
   Global Operations.......      -          -         -          -          -        854     117        490
   Risk Management.........      -          -         -          -          -        776     158        893
   Group Operations........      -          -         -          -          -      3,903     117      3,375
   Life Operations.........      -          -         -          -          -        688     501        855
   Corporate...............      -          -         -          -          -         20     108        103
   Eliminations............      -          -         -          -          -         --       -          -
   Consolidated............  2,142     29,558     4,829      4,700         742        --       -          -
                            ---------------------------------------------------------------------------------------
                            $2,142    $29,558    $4,829    $ 4,700       $ 742    $13,482 $2,209    $11,268
                           ========================================================================================
December 31, 1996
   Agency Market Operations $    -    $     -    $    -    $     -       $   -    $ 5,346 $  828    $  4,277
   Specialty Operations....      -          -         -          -           -      1,217    273       1,092
   CNA Re..................      -          -         -          -           -        944    161         694
   Global Operations.......      -          -         -          -           -        945    134         594
   Risk Management.........      -          -         -          -           -        572    179         567
   Group Operations........      -          -         -          -           -      3,816    118       3,272
   Life Operations.........      -          -         -          -           -        654    485         838
   Corporate...............      -          -         -          -           -         53     98          59
   Eliminations............      -          -         -          -           -        (22)     -         (22)
   Consolidated............  1,854     30,395     4,181      4,659         746          -      -           -
                             --------------------------------------------------------------------------------------
                            $1,854    $30,395   $ 4,181     $4,659      $  746    $13,525  $2,276    $11,371
                             ======================================================================================


                            CNA FINANCIAL CORPORATION
                       SUPPLEMENTARY INSURANCE INFORMATION
----------------------------------------------------------------

                           Amortization
                           of Deferred     Other
                            Acquisition   Operating   Premiums
(In millions of dollars)     Costs       Expenses    Written*
----------------------------------------------------------------
DECEMBER 31, 1998

Agency Market Operations... $ 1,239       $ 491         $5,463
Specialty Operations.......     175         169          1,023
CNA Re.....................     252          57            907
Global Operations..........     224         251            985
Risk Management............      98         234            888
Group Operations...........       5         731          1,008
Life Operations............     178         104            295
Corporate..................       9         326              -
Eliminations...............       -           -              -
Consolidated Operations....       -           -              -
                          --------------------------------------
                             $2,180       $2,363       $10,569
                           =====================================
December 31, 1997
   Agency Market Operations  $1,242      $   384       $5,085
   Specialty Operations....     247          149        1,267
   CNA Re..................     247           79        1,091
   Global Operations.......     173          221          812
   Risk Management.........     101          196          706
   Group Operations........       -          680          963
   Life Operations.........     120          147          247
   Corporate...............       8          244           15
   Eliminations............       -            -            -
   Consolidated Operations.       -            -            -
                           -----------------------------------
                             $2,138        $2,100     $10,186
                           ====================================
December 31, 1996
   Agency Market Operations  $1,183        $  560     $5,473
   Specialty Operations....     232            79      1,200
   CNA Re..................     119           172        937
   Global Operations.......     221           145        993
   Risk Management.........      60           248        660
   Group Operations........     (24)          674      1,037
   Life Operations.........      61           144        188
   Corporate...............       4           185         33
   Eliminations............       -             -          -
   Consolidated Operations.       -             -          -
                            -------------------------------------
                             $1,856        $2,207      $10,611
                            =====================================


------------------------------
*Premiums written relates to property/casualty companies only.

                                                                                  SCHEDULE V
                            CNA FINANCIAL CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
---------------------------------------------------------------------------------------------
                                      Balance                                         Balance
                                         at      Charged to  Charged to                  at
                                      Beginning  Costs and     Other                  End of
(In millions of dollars)              of Period  Expenses     Amounts   Deductions    Period
----------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
  Deducted from assets:
    Allowance for doubtful accounts:
      Receivables.....................$  303    $   35      $   --      $   10       $  328
                                       =====     =====       =====       =====        =====
YEAR ENDED DECEMBER 31, 1997
  Deducted from assets:
    Allowance for doubtful accounts:
      Receivables......................$ 277    $   30      $   --      $    4       $  303
                                        =====    =====       =====       =====        =====
YEAR ENDED DECEMBER 31, 1996
 Deducted from assets:
    Allowance for doubtful accounts:
      Receivables......................$ 289    $   34      $   --      $   46       $  277
                                        =====    =====       =====       =====        =====
----------------------------------------------------------------------------------------------

                                                                                    SCHEDULE VI


                            CNA FINANCIAL CORPORATION
             SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY
                              INSURANCE OPERATIONS
-----------------------------------------------------------------------------

                                                                          Consolidated Property/
                                                                            Casualty Entities
                                                                           ------------------------
As of and for the Year Ended December 31                          1998        1997          1996
(In millions of dollars)
----------------------------------------------------------------------------------------------------
Deferred acquisition costs.....................................$  1,279    $  1,162      $ 1,084

Reserves for unpaid claims and claim adjustment expenses.......  28,355      28,571       29,395

Discount deducted from claim and claim adjustment expense
reserves above(based on interest rates ranging from
3.5% to 7.5%)..................................................   2,380       2,409        2,459

Unearned premiums..............................................   5,039       4,700        4,659

Earned premiums................................................  10,079       9,927       10,127

Net investment income..........................................   1,731       1,790        1,881

Incurred claim and claim adjustment expenses related to
current year...................................................   7,903       7,942        7,922

Incurred claim and claim adjustment expenses related to
prior years.....................................................    263        (256)         (91)

Amortization of deferred acquisition costs......................  2,042       2,017        1,843

Paid claim and claim expenses...................................  8,745       8,376        9,200

Net Premiums written............................................ 10,569      10,186       10,611
---------------------------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CNA Financial Corporation

We have audited the consolidated financial statements of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated February 10, 1999. Such consolidated financial statements and report are included in the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of CNA Financial
Corporation and subsidiaries listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.






Deloitte & Touche LLP
Chicago, Illinois
February 10, 1999
                                       25

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CNA Financial Corporation

                                      By           S\LAURENCE A. TISCH
                                        --------------------------------------
                                                  Laurence A. Tisch
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

                                      By            S\W. JAMES MACGINNITIE
                                        --------------------------------------
                                                    W. James MacGinnitie
                                                    Senior Vice President and
                                                    Chief Financial Officer

Date:  March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


             Signature                             Title  |
                                                          |
                                                          |
       S\ANTOINETTE COOK BUSH           Director          |
------------------------------------                      |
       Antoinette Cook Bush                               |
                                                          |
                                                          |
       S\DENNIS H. CHOOKASZIAN          Director          |
------------------------------------                      |
       Dennis H. Chookaszian                              |
                                                          |
       S\PHILIP L. ENGEL                Director          |  Dated
------------------------------------                      |
       Philip L. Engel                                    |  March 31, 1999
                                                          |
       S\ROBERT P. GWINN                Director          |
------------------------------------                      |
       Robert P. Gwinn                                    |
                                                          |
       S\BERNARD L. HENGESBAUGH         Director          |
------------------------------------                      |
       Bernard L. Hengesbaugh                             |

       Signature                      Title                 |
                                                            |
         S\Walter F. Mondale         Director               |
-------------------------------                             |
         Walter F. Mondale                                  |
                                                            |
         S\EDWARD J. NOHA            Chairman of the Board  |
------------------------------------ and Director           |
         Edward J. Noha                                     |
                                                            |
         S\JOSEPH ROSENBERG          Director               |
------------------------------------                        |
         Joseph Rosenberg                                   |
                                                            |
         S\RICHARD L. THOMAS         Director               | Dated
------------------------------------                        |
         Richard L. Thomas                                  | March 31, 1999
                                                            |
          S\JAMES S. TISCH           Director               |
-----------------------------------                         |
          James S. Tisch                                    |
                                                            |
         S\LAURENCE A. TISCH         Chief Executive Officer|
------------------------------------ and Director           |
         Laurence A. Tisch                                  |
                                                            |
         S\PRESTON R. TISCH          Director               |
------------------------------------                        |
         Preston R. Tisch                                   |
                                                            |
          S\MARVIN ZONIS             Director               |
------------------------------------                        |
          Marvin Zonis                                      |

                                                              EXHIBIT 11.1

                            CNA FINANCIAL CORPORATION
                   COMPUTATION OF NET INCOME PER COMMON SHARE
===============================================================================
Year Ended December 31                            1998  1997  1996  1995  1994
(In millions, except per share data)
-------------------------------------------------------------------------------
Weighted average shares outstanding..............184.9  185.4 185.4 185.4 185.4
                                                 =====  ===== ===== ===== =====

Net income.......................................$ 282  $ 966 $ 965 $ 757 $  36
Less preferred stock dividends...................    7      7     7     7     5
                                                 -----  ----- ----- ----- -----
   Net income available to common stockholders...$ 275  $ 959 $ 958 $ 750 $  31
                                                 =====  ===== ===== ===== =====
Earnings per share:
   Net income available to common stockholders...$1.49  $5.17 $5.17 $4.05 $0.17
                                                 =====  ===== ===== ===== =====
-------------------------------------------------------------------------------

                                                                 EXHIBIT 12.1

                            CNA FINANCIAL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
-------------------------------------------------------------------------------
Year Ended December 31                           1998   1997   1996   1995 1994
(In millions of dollars, except ratios)
-------------------------------------------------------------------------------
Income (loss) before income tax, as adjusted....$329 $1,358 $1,345 $1,042 $(134)
Adjustments:
   Interest expense............................. 219    198    200    182    71
   Interest element of operating lease rental...  47     34     32     47    19
                                                ----- ----- ------ ------ -----
Earnings before fixed charges...................$595 $1,590 $1,577 $1,271 $ (44)
                                                ===== ===== ====== ======  =====
Fixed charges:
   Interest expense.............................$219 $  198 $  200 $  182 $  71
   Interest element of operating lease rental...  47     34     32     47    19
                                                ---- ------ ------ ------ -----
Total fixed charges.............................$266 $  232 $  232 $  229 $  90
                                                ==== ====== ====== ====== =====

Ratio of earnings to fixed charges (1).......... 2.2    6.8    6.8    5.6  (0.5)
-------------------------------------------------------------------------------
(1) For purposes of computing this ratio, earnings consist of income before income taxes plus fixed charges of consolidated companies. Fixed charges consist of interest and that portion of operating lease rental expense which is deemed to be an interest factor for such rentals.

                                                                EXHIBIT 12.2

                            CNA FINANCIAL CORPORATION
                       COMPUTATION OF RATIO OF NET INCOME,
                          AS ADJUSTED, TO FIXED CHARGES

-------------------------------------------------------------------------------
Year Ended December 31                         1998   1997   1996    1995  1994
(In millions of dollars, except ratios)
-------------------------------------------------------------------------------
Net income......................................$282  $  966 $   965 $757  $37
Adjustments:
   Interest expense, after tax.................. 143     129     130  119   46
   Interest element of operating lease rental,
   after tax....................................  30      22      21   30   12
                                                ----- -----   -----  ----- ----
Net income, as adjusted.........................$455  $ 1,117 $1,116 $906  $95
                                                ===== ======  ====== ===== ====


Fixed charges:
   Interest expense, after tax..................$143  $   129 $  130 $119  $46
   Interest element of operating lease rental,
   after tax....................................  30       22     21   30   12
                                                -----  -----  -----  ----- -----
Total fixed charges.............................$173  $   151 $  151 $149  $58
                                                ===== ======= ====== ===== ====

Ratio of net income, as adjusted, to fixed
charges......................................... 2.6      7.4    7.4   6.1 1.6
-------------------------------------------------------------------------------
(1) For purposes of computing this ratio, net income, as adjusted, consists of net income plus fixed charges of consolidated companies, after tax. Fixed charges consist of after-tax interest and that portion of operating lease rental expense which is deemed to be an interest factor for such rentals.

                                                               EXHIBIT 21.1

                           PRIMARY SUBSIDIARIES OF CNA

                                                                   PLACE OF
COMPANY                                                          INCORPORATION
--------                                                         --------------

AMS Services, Inc.                                               Delaware

American Casualty Company of Reading, Pennsylvania               Pennsylvania

CNA  Casualty of California                                      California

CNA Reinsurance Company, Ltd.                                    United Kingdom

CNA Surety Corporation                                           Delaware

Columbia Casualty Company                                        Illinois

Commercial Insurance Company of Newark, N. J.                    New Jersey

Continental Assurance Company                                    Illinois

Continental Casualty Company                                     Illinois

Firemen's Insurance Company of Newark, New Jersey                New Jersey

First Insurance Company of Hawaii                                Hawaii

National Fire Insurance Company of Hartford                      Connecticut

National-Ben Franklin Insurance Company of Illinois              Illinois

Pacific Insurance Company                                        California

The Buckeye Union Insurance Company                              Ohio

The Continental Insurance Company                                New Hampshire

The Fidelity and Casualty Company of New York                    New Hampshire

Transcontinental Insurance Company                               New York

Transcontinental Technical Services, Inc.                        Illinois

                                                                 PLACE OF
COMPANY                                                          INCORPORATION
-------                                                          -------------


Transportation Insurance Company                                 Illinois

Valley Forge Insurance Company                                   Pennsylvania

Valley Forge Life Insurance Company                              Pennsylvania

Western National Warranty Corporation                            Arizona


All other subsidiaries, when aggregated, are not considered significant.

CNA FINANCIAL CORPORATION

CNA PLAZA

CHICAGO, ILLINOIS  60685

G-123177-A (98)