Form 10-Q
period 1999-03-31
CNA FINANCIAL CORP
filed 1999-05-17
CIK 21175

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

  For the Quarterly Period Ended March 31, 1999   Commission File Number 1-5823

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                              Outstanding at May 3, 1999
    -----------------------------                 --------------------------
    Common Stock, Par value $2.50                          184,211,446

===============================================================================
                               Page (1) of (45)

                            CNA FINANCIAL CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION                                      PAGE NO.
-------   ---------------------
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

 CONDENSED CONSOLIDATED BALANCE SHEETS
  MARCH 31, 1999 (Unaudited) and DECEMBER 31, 1998.................      3

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998...............      4

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  (Unaudited) FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998...      5

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998...............      6

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS (Unaudited) MARCH 31, 1999............................      7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS........................................     20


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.....................     41

              SIGNATURES...........................................     42

EXHIBIT 11    COMPUTATION OF NET (LOSS) INCOME PER COMMON SHARE....     43

EXHIBIT 12.1  COMPUTATION OF RATIO OF EARNINGS
              TO FIXED CHARGES.....................................     44

EXHIBIT 12.2  COMPUTATION OF RATIO OF NET INCOME, AS ADJUSTED,
              TO FIXED CHARGES.....................................     44

EXHIBIT 27    FINANCIAL DATA SCHEDULE..............................     45

                                      (2)

                            CNA FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------
                                                                                MARCH 31,       Dec. 31,
                                                                                  1999            1998
(In millions of dollars, except share data)                                     (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
ASSETS
  Investments:
    Fixed maturities available-for-sale (amortized cost: $ 30,168  and $29,511). $30,337         $30,073
    Equity securities available-for-sale (cost: $ 1,037 and $1,055).............   3,389           1,970
    Mortgage loans and real estate (less accumulated depreciation: $1 and $1)...      59              62
    Policy loans................................................................     176             177
    Other invested assets.......................................................     922             858
    Short-term investments .....................................................   4,832           4,037
                                                                                 ---------       ---------
      TOTAL INVESTMENTS.........................................................  39,715          37,177
  Cash..........................................................................     355             217
  Receivables:
    Reinsurance.................................................................   6,682           6,365
    Insurance ..................................................................   6,852           6,504
    Other ......................................................................     249             300
    Less allowance for doubtful accounts........................................    (330)           (328)
  Deferred acquisition costs....................................................   2,490           2,422
  Prepaid reinsurance premiums..................................................     455             331
  Accrued investment income.....................................................     380             392
  Receivables for securities sold...............................................     551             255
  Federal income taxes recoverable (includes $111 and $234 due from Loews)......     131             251
  Deferred income taxes.........................................................     725             995
  Property and equipment at cost (less accumulated depreciation: $738 and $695).     841             824
  Intangibles...................................................................     364             368
  Other assets..................................................................     776           1,083
  Separate Account business.....................................................   5,050           5,203
----------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                               $65,286         $62,359
==========================================================================================================

-----------------------------------------------------------------------------------------------------------
                                                                                MARCH 31,       Dec. 31,
                                                                                  1999            1998
(In millions of dollars, except share data)                                     (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Insurance reserves:
     Claim and claim adjustment expense ........................................ $29,420         $29,192
     Unearned premiums..........................................................   5,392           5,039
     Future policy benefits.....................................................   5,541           5,418
     Policyholders' funds.......................................................     756             789
  Collateral on loaned securities...............................................   1,343             130
  Payables for securities purchased.............................................     752             316
  Participating policyholders' equity...........................................     136             140
  Debt..........................................................................   3,146           3,160
  Other liabilities.............................................................   3,681           3,611
  Separate Account business.....................................................   5,050           5,203
                                                                                 ---------       --------
      TOTAL LIABILITIES.........................................................  55,217          52,998
                                                                                 ---------       --------
Commitments and contingent liabilities  - Notes C and D

Minority Interest...............................................................     227             204

Stockholders' equity:
  Common stock ($2.50 par value;
    Authorized - 200,000,000 shares;
    Issued - 185,525,907 shares;
    Outstanding as of March 31, 1999 - 184,211,446 shares,
    Outstanding as of December 31, 1998 - 183,889,569 shares)...................     464             464
  Preferred stock...............................................................     350             350
  Additional paid-in capital....................................................     126             126
  Retained earnings.............................................................   7,248           7,258
  Accumulated other comprehensive income........................................   1,758           1,064
  Treasury stock, at cost.......................................................     (49)            (61)
                                                                                 --------        --------
                                                                                   9,897           9,201
  Notes receivable from officer stockholders....................................     (55)            (44)
                                                                                 ---------       --------
      TOTAL STOCKHOLDERS' EQUITY...............................................    9,842           9,157
---------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $65,286         $62,359
=========================================================================================================
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                      (3)

                            CNA FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                        1999       1998
(In millions of dollars, except per share data)
----------------------------------------------------------------------------------------------------
Revenues:
 Premiums....................................................................... $3,439      $3,431
 Net investment income..........................................................    512         562
 Realized investment gains, net of participating policyholders' interest........    222         179
 Other..........................................................................    252         186
                                                                                 -------     -------
  Total revenues                                                                  4,425       4,358
                                                                                 -------     -------
Claims, benefits and expenses:
 Insurance claims and policyholders' benefits...................................  2,869       2,848
 Amortization of deferred acquisition costs.....................................    577         490
 Other operating expenses.......................................................    669         628
 Restructuring-related charges .................................................     35         -
 Interest expense...............................................................     62          55
                                                                                 -------     --------
  Total claims, benefits and expenses                                             4,212       4,021
                                                                                 -------     --------
  Income before income tax, minority interest and cumulative effect of
     a change in accounting principle...........................................    213         337
Income tax expense..............................................................     35          98
  Minority interest.............................................................      6           6
                                                                                 -------     --------
  Income before cumulative effect of a change in accounting principle...........    172         233
  Cumulative effect of a change in accounting principle, net of tax.............    177         -
                                                                                 -------     --------
   Net (loss) income............................................................ $   (5)     $  233
=====================================================================================================

EARNINGS PER SHARE
Net (loss) income............................................................... $(0.05)      $ 1.25
                                                                                 =======      =======
Weighted average outstanding shares of
common stock (in millions of shares)............................................  184.0        185.4
=====================================================================================================
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                      (4)

                            CNA FINANCIAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                              Notes
                                                                        Accumulated         Receivable
                                         Additional                        Other               From       Total
                         Common Preferred Paid in Comprehensive Retained ComprehensiveTreasury Officer Stockholders'
(In millions of dollars) Stock   Stock   Capital    Income     Earnings   Income      Stock  Stockholders Equity
-------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1998   $464  $150     $126                $6,983     $ 589         $(3)      $  -    $8,309
Comprehensive income:
 Net income................ -     -        -      $233           233       -             -          -       233
 Other comprehensive income
 (loss).................... -     -        -       (25)           -        (25)          -          -       (25)
                                                  ------
 Total comprehensive income.                      $208
                                                  ======
 Preferred dividends....... -     -        -                      (1)        -           -          -        (1)
-----------------------------------------------               -----------------------------------------------------
BALANCE, MARCH 31, 1998    $464  $150     $126                $7,215    $  564        $ (3)      $  -    $8,516
===============================================               =====================================================

BALANCE, JANUARY 1, 1999   $464  $350     $126                $7,258    $1,064        $(61)      $(44)   $9,157
Comprehensive income:
 Net loss.................. -     -        -      $ (5)           (5)      -             -          -        (5)
 Other comprehensive income.-     -        -       694            -        694           -          -       694
                                                  ------
 Total comprehensive income.                      $689
                                                  ======
Sale of treasury stock and
issuance of notes receivable
from officer stockholders...-     -        -                       -       -            12        (11)        1
 Preferred dividends........-     -        -                      (5)      -             -          -        (5)
-----------------------------------------------               -----------------------------------------------------
BALANCE, MARCH 31, 1999    $464  $350     $126                $7,248    $1,758        $(49)      $(55)   $9,842
===============================================               =====================================================
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                                      (5)

                            CNA FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

---------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                         1999         1998
(In millions of dollars)
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................$     (5)  $    233
                                                                 ---------  -----------
  Adjustments  to  reconcile  net  income  to  net  cash  flows from  operating activities:
   Minority Interest ............................................       6          6
   Deferred income tax provision.................................      22         10
   Participating policyholders' interest.........................       -          4
   Net realized investment gains, pre-tax .......................    (222)      (179)
   Amortization of intangibles...................................       5          9
   Amortization of bond discount.................................     (34)       (20)
   Depreciation..................................................      45         48
   Changes in:
    Receivables, net.............................................    (612)      (717)
    Deferred acquisition costs...................................     (68)      (149)
    Accrued investment income....................................      12        (18)
    Federal income taxes recoverable.............................     120          3
    Prepaid reinsurance premiums.................................    (124)      (165)
    Insurance reserves...........................................     675        916
    Other liabilities............................................     106       (401)
    Other, net...................................................     106        180
                                                                 ---------   ----------
        Total adjustments .......................................      37       (473)
                                                                 ---------   ----------
        NET CASH FLOWS FROM OPERATING ACTIVITIES ................      32       (240)
                                                                 ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed maturities................................... (11,744)    (8,340)
 Proceeds from fixed maturities:
  Sales..........................................................  10,971      7,809
 Maturities, calls and redemptions...............................     889        676
 Purchases of equity securities..................................    (144)      (307)
 Proceeds from sale of equity securities.........................     184        192
 Change in short-term investments................................  (1,223)      (182)
 Purchases of property and equipment ............................     (75)       (51)
 Change in securities sold under repurchase agreements...........   1,213        393
 Change in other investments.....................................      48       (117)
 Other, net......................................................      10         (5)
                                                                 ----------  ----------
        NET CASH FLOWS FROM INVESTING ACTIVITIES ................     129         68
                                                                 ----------  ----------

                            CNA FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (cont.)
                                  (Unaudited)

---------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                       1999         1998
(In millions of dollars)
---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid to preferred shareholders........................      (5)        (1)
 Receipts from investment contracts credited to policyholder
 account balances................................................       -          1
 Return of policyholder account balances on investment contracts.      (4)        (6)
 Principal payments on long-term debt............................    (189)      (301)
 Proceeds from issuance of long-term debt........................     175        297
                                                                 ----------  ----------
        NET CASH FLOWS FROM  FINANCING ACTIVITIES................     (23)       (10)
                                                                 ----------  ----------
            Net cash flows.......................................     138       (182)
Cash at beginning of period......................................     217        383
=======================================================================================
CASH AT END OF PERIOD                                            $    355    $   201
=======================================================================================
Supplemental disclosures of cash flow information:
 Cash (paid) received:
 Interest expense................................................$    (42)   $   (45)
 Federal income taxes............................................     127        (70)
Non-cash transactions:
 Notes receivable from officer stockholders for sale of
 treasury stock..................................................     (11)         -
=======================================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).
                                      (6)

                            CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

NOTE A.  Basis of Presentation:

         The condensed consolidated financial statements (unaudited) include CNA Financial Corporation (CNAF) and its subsidiaries, which include property/casualty insurance companies (principally Continental Casualty Company and The Continental Insurance Company) and life insurance companies (principally Continental Assurance Company and Valley Forge Life Insurance Company), collectively CNA, or the Company. As of March 31, 1999, Loews Corporation (Loews) owns approximately 85% of the outstanding common stock of CNAF.

         CNA serves a wide spectrum of customers, including small, medium and large businesses, associations, professionals, groups and individuals with a broad range of insurance and risk management products and services.

         The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in CNAF's Annual Report to Shareholders (incorporated by reference in Form 10-K) for the year ended December 31, 1998 (filed with the Securities and Exchange Commission on March 31, 1999) and the information shown below.

         The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 1999. All intercompany amounts have been eliminated.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of CNA's management, these statements include all adjustments, which are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows.

     CNA, consistent with sound insurance reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. These adjustments, referred to as "reserve development", are inevitable given the complexities of the reserving process and are recorded in the statement of operations in the period the need for the adjustment becomes apparent.


                                      (7)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


NOTE B.  Restricted Investments:

         On December 30, 1993, CNAF deposited $987 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note C below. The escrow account amounted to approximately $1.11 billion at March 31, 1999 and $1.13 billion at December 31, 1998. The majority of the funds are included in short-term investments and are invested substantially in commercial paper.

         The Company's largest equity holding in a single issuer is Global Crossing, Ltd. (Global Crossing) common stock. As of March 31, 1999, the Company owned 40,075,170 shares (after a 2-for-1 split effective on March 10, 1999), or 9.7% of the outstanding common stock which was valued at $1,854 million. Net unrealized gains associated with this security approximated $1,791 million at March 31, 1999. Without registration or an exemption from registration, sales to the public of the Company's holdings of Global Crossing are governed by Rule 144 of the Securities Act of 1933 (the Act) and may not commence until August 13, 1999. The Company has the right after August 13, 1999 to require Global Crossing to register under the Act up to 25% of the Company's holdings prior to December 31, 1999.

     On March 25, 1999, Canary Wharf Group P.L.C. (CWG) shares were sold in an initial public offering at a price of 3.30 British pounds per share and listed on the London Stock Exchange. CNA received approximately 100 million shares of CWG stock and approximately $144 million in cash. At March 31, 1999, CNA had an approximate 15% ownership interest in CWG accounted for as an available for sale security, with a carrying value of approximately $539 million. The original investors, including CNA, have entered into an agreement with the underwriters, under which they may not sell their shares of CWG prior to September 30, 1999.

NOTE C.  Legal Proceedings and Contingent Liabilities:

FIBREBOARD LITIGATION

         CNAF's primary property/casualty subsidiary, Continental Casualty Company (Casualty), has been party to litigation with Fibreboard Corporation (Fibreboard) involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding
1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as "Settling Parties") have reached an agreement (the "Global Settlement Agreement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement is subject to court approval.

         Casualty, Fibreboard and Pacific Indemnity have also reached an agreement (the "Trilateral Agreement") on a settlement to resolve the coverage litigation in the event the Global Settlement Agreement does not obtain final court approval.

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

                                      (8)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


Agreement, and remanded the matter to the Fifth Circuit for reconsideration in light of the Supreme Court's decision in Amchem Products Co. v. Windsor.

         On January 27, 1998, a panel of the United States Fifth Circuit Court of Appeals again approved the Global Settlement Agreement by a 2 to 1 vote. Two sets of objectors filed petitions for certiorari, which were docketed on April 16 and 17, 1998, by the United States Supreme Court. On June 22, 1998, the Supreme Court granted the petition for certiorari filed by one set of objectors. The Supreme Court heard oral arguments on December 8, 1998. No opinion has yet been released.

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

         On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1.53 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. (As used in this note, "present" claims generally refers to asbestos claims filed against Fibreboard on or before August 27, 1993). An additional $10 million is to be contributed to the fund by Fibreboard. As indicated above, the Global Settlement Agreement has been approved by the Fifth Circuit a second time, but the Supreme Court granted a petition for certiorari and is currently reviewing the Fifth Circuit decision.

         On October 12, 1993, Casualty, Pacific Indemnity and Fibreboard entered into the Trilateral Agreement to settle the coverage litigation to operate in the event that the Global Settlement Agreement is disapproved. The Trilateral Agreement calls for payment by Casualty and Pacific Indemnity of an aggregate $2.0 billion, of which Casualty's portion is approximately $1.46 billion, to Fibreboard to resolve all claims by Fibreboard and all future and certain present asbestos claims arising under the policy issued to Fibreboard by Casualty.

         Under either the Global Settlement Agreement or the Trilateral Agreement, Casualty is also obligated to pay prior settlements of present asbestos claims. As a result of the final approval of the Trilateral Agreement, such obligation has become final.

         Through March 31, 1999, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 133,000 claims, for an estimated settlement amount of approximately $1.63 billion plus any applicable interest. Final court approval of the Trilateral Agreement obligated Casualty to pay under these settlements. Approximately $1.7 billion (including interest of $185 million) was paid through March 31, 1999. Such payments have been partially recovered from Pacific Indemnity. Casualty may negotiate other agreements for unsettled claims.

         Final court approval of the Trilateral Agreement and its implementation has substantially resolved Casualty's exposure with respect to asbestos claims involving Fibreboard. While there does exist the possibility of further adverse developments with respect to Fibreboard claims, management does not anticipate subsequent reserve adjustments, if any, to materially affect the equity of CNAF. Management will continue to monitor the potential liabilities with respect to Fibreboard asbestos claims and will make adjustments to claim reserves if warranted.

                                     (9)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


TOBACCO LITIGATION

     In 1997, CNA's primary property/casualty subsidiaries were named as part of a "direct action" lawsuit, Richard P. Ieyoub v. The American Tobacco Company, et al., filed by the Attorney General for the State of Louisiana, in state court, Calcasieu Parish, Louisiana ("The Ieyoub Litigation"). In that suit, filed against certain manufacturers and distributors of tobacco products and over 100 insurance companies, the State of Louisiana sought to recover medical expenses allegedly incurred by the State as a result of tobacco-related illnesses.

     On November 23, 1998, the major United States cigarette manufacturers and the attorneys general for 46 states and six other governmental entities reached an agreement regarding the resolution of their health care cost reimbursement claims (the four other states had previously settled). The manufacturers have agreed to make annual payments totaling approximately $206 billion through 2025. In exchange, the states and other governmental entities have agreed to release their claims against the manufacturers and have further agreed to release any claims that they may have against distributors, retailers, component part manufacturers and the manufacturers' insurers. None of these latter entities are parties to the settlement agreement. As part of the settlement, the State of Louisiana dismissed with prejudice the Ieyoub Litigation. However, the November, 1998 settlement did not preclude the manufacturers or other entities named as defendants in the various reimbursement lawsuits from seeking coverage under insurance policies that may have been issued to them. Management is unable to make a meaningful estimate of the amount or range of any loss that could result from any claim that manufacturers may assert in the future.

OTHER LITIGATION

         CNAF and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of such other litigation will not, in the opinion of management, materially affect the results of operations or equity of CNAF.

ENVIRONMENTAL POLLUTION AND OTHER MASS TORT AND ASBESTOS

         The CNA property/casualty insurance companies have potential exposures related to environmental pollution and other mass tort and asbestos claims.

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

         The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfund) govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by "Potentially Responsible Parties" (PRPs). Superfund and the mini-Superfunds establish mechanisms to pay for clean-up of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency (EPA) on its National Priorities List (NPL). The addition of new clean-up sites to the NPL has slowed in recent years. Many clean up sites have been designated by state authorities as well.

                                      (10)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued


         Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether clean-up costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

         A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress in 1998 and it is unclear as to what positions the Congress or the Administration will take in 1999 and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean up may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

         Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

         As of March 31, 1999 and December 31, 1998, CNA carried $740 million and $787 million, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. There was no environmental pollution and other mass tort reserve development for the three months ended March 31, 1999 and 1998, respectively.

         CNA's property/casualty insurance subsidiaries have exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation. Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of March 31, 1999 and December 31, 1998, CNA carried $1.4 billion and $1.5 billion, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims, including those related to Fibreboard. Unfavorable asbestos claim reserve development for the three months ended March 31, 1999 and 1998 totaled $34 million and $14 million, respectively.

                                      (11)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

|------------------------------------------------------------------------------------------------------|
|RESERVE SUMMARY                                                                                       |
|                                                                                                      |
|                                            MARCH 31, 1999                   December 31, 1998        |
|                                    -------------------------------   --------------------------------|
|                                     ENVIRONMENTAL                        Environmental               |
|                                     POLLUTION AND                   Pollution and Other              |
|(In millions of dollars)            OTHER MASS TORT     ASBESTOS            Mass Tort       Asbestos  |
|-------------------------------------------------------------------   --------------------------------|
|                                                                                                      |
|Reported claims:                                                                                      |
|    Gross reserves                 $    291          $   1,349          $       291      $    1,305   |
|    Less reinsurance recoverable        (38)              (115)                 (41)            (91)  |
|                                   -------------------------------------------------------------------|
|    Net reported claims                 253              1,234                  250           1,214   |
|Net unreported claims                   487                198                  537             242   |
|------------------------------------------------------------------------------------------------------|
|NET RESERVES                       $    740          $   1,432          $       787           1,456   |
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

|---------------------------------------------------------------------------------------|
|Three Months Ended March 31                  Earned Premiums                           |
|                                   ---------------------------------------             |
|                                                                             Assumed/  |
|(In millions of dollars)           Direct      Assumed    Ceded      Net      Net %    |
|---------------------------------------------------------------------------------------|
|1999                                                                                   |
|     Property/casualty           $2,275       $  362      $  268   $2,369    15.3 %    |
|     Accident and health            928           36          96      868     4.1      |
|     Life                           259           40          97      202    19.6      |
|---------------------------------------------------------------------------------------|
|          TOTAL PREMIUMS         $3,462       $  438      $  461   $3,439    12.7 %    |
|=======================================================================================|
|1998                                                                                   |
|     Property/casualty           $2,018       $  433      $  147   $2,304    18.8 %    |
|     Accident and health            905           75          91      889     8.4      |
|     Life                           251           36          49      238    15.1      |
|---------------------------------------------------------------------------------------|
|          TOTAL PREMIUMS         $3,174       $  544      $  287   $3,431    15.9 %    |
|=======================================================================================|

         In the table above, life premiums are principally from long duration contracts, property/casualty earned premiums are from short duration contracts, and approximately 75% of accident and health earned premiums are from short duration contracts.

     Insurance claims and policyholders' benefits are net of reinsurance recoveries of $324 and $179 million for the three months ended March 31, 1999 and March 31, 1998, respectively.

                                      (13)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E.  Debt:

|-------------------------------------------------------------------------------------------|
|Debt                                                              MARCH 31,    December 31,|
|(In millions of dollars)                                           1999           1998     |
|-------------------------------------------------------------------------------------------|
|   Variable Rate Debt:                                                                     |
|       Commercial Paper                                               $   675     $  500   |
|       Credit Facility - CNAF                                              60        235   |
|       Credit Facility - CNA Surety                                       100        113   |
|   Senior Notes:                                                                           |
|       8.25%, due April 15, 1999                                          100        100   |
|       7.25%, due March 1, 2003                                           147        147   |
|       6.25%, due November 15, 2003                                       249        249   |
|       6.50% , due April 15, 2005                                         497        497   |
|       6.75%, due November 15, 2006                                       248        248   |
|       6.45%, due January 15, 2008                                        149        149   |
|       6.60%, due December 15, 2008                                       199        199   |
|       8.375%, due August 15, 2012                                         98         98   |
|       6.95%, due January 15, 2018                                        148        148   |
|   7.25%  Debenture, due November 15, 2023                                247        247   |
|   11.0% Secured Mortgage Notes, due June 30, 2013                        157        157   |
|   6.9% - 16.29% Secured Capital Leases, due through December 31, 2011     45         46   |
|   Other debt, due through 2019 (rates of 1.0% to 12.71%)                  27         27   |
|-------------------------------------------------------------------------------------------|
|       TOTAL DEBT                                                       $3,146    $3,160   |
|===========================================================================================|

         CNAF has a $795 million revolving credit facility that expires in May 2001. The amount available is reduced by CNAF's outstanding commercial paper borrowings. As of March 31, 1999, there was $60 million of unused borrowing capacity under the facility. The interest rate on the bank loans is based on the London Interbank Offered Rate (LIBOR), plus 16 basis points. Additionally, there is a facility fee of 9 basis points annually. The average interest rate on the bank loans under the credit facility at March 31, 1999 and 1998, respectively, was 5.10% and 5.85%, respectively.

         To offset the variable rate characteristics of the facility, CNAF entered into interest rate swap agreements with several banks having a total notional principal amount of $650 million at both March 31, 1999 and 1998, which terminate from May 2000 to December 2000. These agreements provide that CNAF pay interest at a fixed rate, averaging 6.07% at both March 31, 1999 and March 31, 1998, in exchange for the receipt of interest at the three month LIBOR rate. The effect of these interest rate swaps was to increase interest expense by approximately $1.3 million and $0.3 million for the three-month periods ended March 31, 1999 and 1998, respectively.

         Outstanding commercial paper borrowings were $675 million and $500 million for the periods ending March 31, 1999 and December 31, 1998, respectively. The weighted average interest rate on commercial paper at March 31, 1999 was 5.10% compared to 5.80% at March 31, 1998.

         The weighted average interest rate (interest and facility fees) on the combined revolving credit facility, commercial paper borrowings and interest rate swaps was 6.08% and 6.12% at March 31, 1999 and 1998, respectively.

         On April 15, 1999, CNAF paid at the due date $100 million of 8.25% senior notes.

                                      (14)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

         CNA Surety, a 61% owned subsidiary of CNAF, has a $130 million revolving credit facility that expires in September 2002. At March 31, 1999 and December 31, 1998, the outstanding borrowings under this facility were $100 million and $113 million, respectively. The weighted average interest rate was 5.14% and 5.89% for the periods ending March 31, 1999 and 1998, respectively. The interest rate on facility borrowings is based on LIBOR plus 20 basis points. Additionally, there is a facility fee of 10 basis points annually.


NOTE F.  Accumulated Other Comprehensive Income:

         Comprehensive income is comprised of all changes to stockholders' equity, including net income, except those changes resulting from investments by and distributions to owners. The change in the components of accumulated other comprehensive income are shown below:

|-------------------------------------------------------------------------------------------|
|THREE MONTHS ENDED MARCH 31, 1999                Pre-tax amount    Tax (expense)     Net   |
|(In millions of dollars)                                              benefit       amount |
|-------------------------------------------------------------------------------------------|
|Net unrealized gains (losses) on investments:                                              |
|                                                                                           |
|     Gains arising during the period                 $1,137           $(398)         $739  |
|                                                                                           |
|     Allocated to minority interest                       2              (1)            1  |
|                                                                                           |
|     Allocated to participating policyholders             1              -              1  |
|                                                                                           |
|     Reclassification adjustment for (gains) losses                                        |
|       included in net income                          (121)             42           (79) |
|                                                                                           |
|Foreign currency translation adjustment                  32              -             32  |
|-------------------------------------------------------------------------------------------|
|     TOTAL OTHER COMPREHENSIVE INCOME                $1,051           $(357)         $694  |
|===========================================================================================|

|-------------------------------------------------------------------------------------------|
|THREE MONTHS ENDED MARCH 31, 1998                Pre-tax amount    Tax (expense)     Net   |
|(In millions of dollars)                                              benefit       amount |
|-------------------------------------------------------------------------------------------|
|Net unrealized gains (losses) on investments:                                              |
|                                                                                           |
|     Gains arising during the period                 $  123           $ (43)         $  80 |
|                                                                                           |
|     Allocated to participating policyholders             3              -               3 |
|                                                                                           |
|     Reclassification adjustment for (gains) losses                                        |
|       included in net income                          (149)             52            (97)|
|                                                                                           |
|Foreign currency translation adjustment                 (11)             -             (11)|
|-------------------------------------------------------------------------------------------|
|     TOTAL OTHER COMPREHENSIVE INCOME (LOSS)        $   (34)          $   9          $ (25)|
============================================================================================|

                                      (15)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- continued

         The following tables display the changes in and the components of accumulated other comprehensive income included in the condensed consolidated balance sheets and statements of stockholders'equity as of and for the periods ended March 31, 1999 and 1998.

|-------------------------------------------------------------------------------------|
|                                                                            Total    |
|                                           Foreign          Net         accumulated  |
|                                          currency       unrealized         other    |
|                                         translation   gains/(losses)   comprehensive|
|(In millions of dollars)                 adjustment    on investments       income   |
|-------------------------------------------------------------------------------------|
|Beginning balance January 1, 1999        $ 73           $  991         $1,064        |
|                                                                                     |
|Current period change                      32              662            694        |
|-------------------------------------------------------------------------------------|
|                                                                                     |
|   ENDING BALANCE, MARCH 31, 1999        $105           $1,653         $1,758        |
|=====================================================================================|
|                                                                                     |
|                                                                                     |
|Beginning balance January 1, 1998        $ 66           $  523         $  589        |
|                                                                                     |
|Current period change                     (11)             (14)           (25)       |
|-------------------------------------------------------------------------------------|
|                                                                                     |
|   Ending balance, March 31, 1998        $ 55           $  509         $  564        |
|=====================================================================================|

NOTE G. Business Segments:

         The Company's reportable segments are strategic businesses that offer different types of products and services.

         The Company has seven operating segments: Agency Market Operations, Specialty Operations, CNA Re, Global Operations, Risk Management, Group Operations and Life Operations. Corporate results consist of interest expense on corporate borrowings, certain run-off insurance operations, and certain non-insurance operations, principally the operations of Agency Management Systems, Inc., an information technology and agency software development subsidiary.

         The accounting policies of the segments are the same as those described in Note A of the CNAF Annual Report to Shareholders (incorporated herein by reference in Form 10-K) for the year ended December 31, 1998. The Company manages its assets on a legal entity basis while segment operations are conducted across legal entities, as such assets are not readily identifiable by individual segment; distinct investment portfolios are not maintained for each segment, and accordingly, allocation of assets to each segment is not performed. Therefore investment income and realized investment gains/losses are allocated based on each segment's carried insurance reserves, as adjusted.

         All intercompany income and expenses as well as intercompany dividends, have been eliminated.

                                      (16)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

|-----------------------------------------------------------------------------------------------------|
|                                                Agency                                               |
|                                                Market      Specialty           Global     Risk      |
|THREE MONTHS ENDED MARCH 31, 1999             Operations   Operations  CNA Re  Operations Management |
|-----------------------------------------------------------------------------------------------------|
|(In millions of dollars)
|Revenues, excluding realized investment gains:                                                       |
|  Premiums                                    $1,359       $276       $252      $246       $209      |
|  Net investment income                          172         57         39        30         36      |
|  Other                                           70          4          1        28         54      |
|-----------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized           1,601        337        292       304        299      |
|   investment gains                                                                                  |
|Total benefits and expenses                    1,669        298        274       270        271      |
|-----------------------------------------------------------------------------------------------------|
|  Operating (loss) income before income tax      (68)        39         18        34         28      |
|Income tax benefit (expense)                      35        (10)        (4)      (10)        (7)     |
|-----------------------------------------------------------------------------------------------------|
|       Net operating (loss) income (excluding                                                        |
|        realized investment gains/losses)                                                            |
|                                                 (33)        29         14        24         21      |
|Realized investment gains, net of tax             68         22         10         9         10      |
|Minority interest                                 --         --         --        (7)        -       |
|-----------------------------------------------------------------------------------------------------|
|   Income (loss) before cumulative effect of a
|   change in accounting principle                 35         51         24        26         31      |
|Cumulative effect of a change in accounting                                                          |
|principle, net of tax                            (93)        (3)        --        (3)       (75)     |
|-----------------------------------------------------------------------------------------------------|
|      NET (LOSS) INCOME                       $  (58)      $ 48       $ 24      $ 23        $(44)    |
|=====================================================================================================|

|-----------------------------------------------------------------------------------------------------|
|                                              Group         Life                                     |
|Three months ended March 31, 1999          Operations    Operations   Corporate  Eliminations  Total |
|-----------------------------------------------------------------------------------------------------|
(In millions of dollars)                                                                              |
|Revenues, excluding realized investment gains:                                                       |
|  Premiums                                    $  867       $203       $ 35      $  (8)      $3,439   |
|  Net investment income                           33        145         --         --          512   |
|  Other                                            9         16         70         --          252   |
|-----------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized                                                                 |
|   investment gains                              909        364        105         (8)       4,203   |
|Total benefits and expenses                      906        309        223         (8)       4,212   |
|-----------------------------------------------------------------------------------------------------|
|  Operating income (loss) before income tax        3         55       (118)        --           (9)  |
|Income tax benefit (expense)                      --        (19)        58         --           43   |
|-----------------------------------------------------------------------------------------------------|
|       Net operating income (loss)(excluding                                                         |
|        realized investment gains/losses)          3         36        (60)        --           34   |
|Realized investment gains, net of tax              7         12          6         --          144   |
|Minority interest                                 --         --          1         --           (6)  |
|-----------------------------------------------------------------------------------------------------|
|  Income before cumulative effect of a                                                               |
|   change in accounting principle                 10         48        (53)        --          172   |
|Cumulative effect of a change in accounting                                                          |
|principle, net of tax                             (1)        (2)        --         --         (177)  |
|-----------------------------------------------------------------------------------------------------|
|      NET (LOSS) INCOME                        $   9      $  46       $(53)     $  --       $   (5)  |
|=====================================================================================================|

|-----------------------------------------------------------------------------------------------------|
|                                                Agency                                               |
|                                                Market      Specialty           Global     Risk      |
|THREE MONTHS ENDED MARCH 31, 1998             Operations   Operations  CNA Re  Operations Management |
|-----------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                             |
|Revenues, excluding realized investment gains:
|  Premiums                                     $1,335     $ 279       $259      $218        $ 226    |
|  Net investment income                           197        65         42        28           38    |
|  Other                                            13         8          1        10           50    |
|-----------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized
|  investment gains                              1,545       352        302       256         314     |
|Total benefits and expenses                     1,533       280        267       204         326     |
|-----------------------------------------------------------------------------------------------------|
|  Operating income (loss) before income tax        12        72         35        52         (12)    |
|Income tax benefit (expense)                        8       (21)       (10)      (16)          6     |
|-----------------------------------------------------------------------------------------------------|
|       Net operating income (loss) (excluding
|       realized investment gains/losses)           20        51         25        36          (6)    |
|Realized investment gains, net of tax              41        13          3         5           8     |
|Minority interest                                  --        --         --        (6)         --     |
|-----------------------------------------------------------------------------------------------------|
|  Income before cumulative effect of a
|   change in accounting principle                  61        64         28        35           2     |
|Cumulative effect of a change in accounting
|principle, net of tax                              --        --         --        --          --     |
------------------------------------------------------------------------------------------------------|
|      NET  INCOME (LOSS)                       $   61     $  64     $   28      $ 35       $   2     |
|=====================================================================================================|

|-----------------------------------------------------------------------------------------------------|
|                                              Group         Life                                     |
|Three months ended March 31, 1998          Operations    Operations   Corporate  Eliminations  Total |
|-----------------------------------------------------------------------------------------------------|
(In millions of dollars)                                                                              |
|Revenues, excluding realized investment gains:                                                       |
|  Premiums                                    $  902       $225       $ (4)      $  (9)    $3,431    |
|  Net investment income                           35        131         26          --        562    |
|  Other                                            6         26         72          --        186    |
|-----------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized                                                                 |
|   investment gains                              943        382         94          (9)     4,179    |
|Total benefits and expenses                      931        336        153          (9)     4,021    |
|-----------------------------------------------------------------------------------------------------|
|  Operating income (loss) before income tax       12         46        (59)         --        158    |
|Income tax benefit (expense)                      (3)       (17)        18          --        (35)   |
|-----------------------------------------------------------------------------------------------------|
|       Net operating income (loss)(excluding                                                         |
|       (realized investment gains/losses)          9         29        (41)         --        123    |
|Realized investment gains, net of tax              7         36          3          --        116    |
|Minority interest                                 --         --         --          --         (6)   |
|-----------------------------------------------------------------------------------------------------|
|  Income before cumulative effect of a                                                               |
|   change in accounting principle                 16         65        (38)         --        233    |
|Cumulative effect of a change in accounting                                                          |
|principle, net of tax                             --         --         --          --         --    |
|-----------------------------------------------------------------------------------------------------|
|      NET (LOSS) INCOME                        $  16      $  65       $(38)      $  --       $  233  |
|=====================================================================================================|

                                     (17)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE H. Restructuring-Related Charges:

         As part of the Company's restructuring plan (Plan) that was initiated in August of 1998, restructuring-related charges of $35 million were recorded in the first quarter of 1999. These charges did not qualify for accrual under generally accepted accounting principles at the end of the third quarter of 1998 when the initial restructuring and other related charges were taken, and therefore, were expensed as incurred. The charges included the following:

         In the first quarter of 1999, restructuring-related charges for Agency Market Operations totaled approximately $21 million. The charges included employee related costs of $10 million related to the planned net reduction in the workforce. The Agency Market Operations charges also included consulting costs of $1 million and parallel processing charges of $3 million. Other charges, including relocation and facility charges, totaled approximately $7 million.

         In the first quarter of 1999, restructuring-related charges for Risk Management totaled approximately $5 million. The charges included consulting costs of approximately $2 million and parallel processing and other charges totaling approximately $3 million.

         In the first quarter 1999, restructuring-related charges for Group Operations totaled approximately $5 million. These charges relate to employee related costs.

         For the other segments of the Company, restructuring-related charges totaled approximately $4 million for the first quarter of 1999. Charges related primarily to employee related costs.

         The   following   table   sets   forth   the   major    categories   of
restructuring-related charges and the activity in the accrual for such costs during 1999.

|-------------------------------------------------------------------------------------------|
|                                      Employee                  Lease                      |
|                                 Termination and  Writedown  Termination  Business         |
|(In millions of dollars)         Related Benefit  of Assets     Costs     Exit Costs Total |
|                                      Costs                                                |
|-------------------------------------------------------------------------------------------|
|Accrued costs at December 31, 1998  $37          $  -            $42        $32       $111 |
|                                                                                           |
|Less payments charged against                                                              |
|liability                            (4)            -             (1)        -          (5)|
|-------------------------------------------------------------------------------------------|
|ACCRUED COSTS AT MARCH 31, 1999     $33            $-            $41        $32       $106 |
|===========================================================================================|

                                      (18)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- concluded

NOTE I.  Insurance Related Assessments:

         In the first quarter of 1999, the Company recorded $177 million as an after-tax, cumulative effect charge for a change in accounting for insurance-related assessments. This charge was a result of the adoption of the American Institute of Certified Public Accountants' Accounting Standards Executive Committee Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This SOP requires that insurance companies recognize liabilities for insurance-related assessments when an assessment is probable and will be imposed, when it can be reasonably estimated, and when the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financials. The Company does not expect the on-going effect of adopting SOP 97-3 to have a material impact on the results of operations.
                                      (19)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto found on pages 3 to 19, which contain additional information helpful in evaluating operating results and financial condition.

         CNA is one of the largest insurance organizations in the United States and, based on 1997 net written premium, is the third largest property/casualty company and the thirty-second largest life insurance company.

         CNA's overall goal is to create long-term enterprise value by pursuing a strategy of profitable growth in the market segments in which it operates.

         CNA conducts its operations through seven operating segments. These operating segments reflect the way in which CNA distributes its products to the marketplace and the way in which it manages operations and makes business decisions.

         Corporate results consist of interest expense on corporate borrowings, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation, financial guarantee insurance contracts, and certain non-insurance operations, principally the operations of Agency Management Systems, Inc. (AMS), an information technology and agency software development subsidiary.

         Pre-tax operating losses for the first quarter of 1999 increased by approximately $60 million as compared with the first quarter of 1998. The increase was principally attributable to unfavorable loss reserve development in run-off insurance lines as well as increased interest expense, an increase in computer system related expenses and restructuring-related charges for the quarter.

                                      (20)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued
Operating Results:

         The following chart summarizes key components of operating results for the three months ended March 31, 1999 and 1998.

|-----------------------------------------------------------------------------|
|CONSOLIDATED OPERATIONS                                                      |
|THREE MONTHS ENDED MARCH 31                          1999            1998    |
|(In millions of dollars)                                                     |
|-----------------------------------------------------------------------------|
|OPERATING REVENUES                                                           |
|  (EXCLUDING REALIZED INVESTMENT GAINS/LOSSES):                              |
|  Premiums                                        $     3,439     $    3,431 |
|  Net investment income                                   512            562 |
|  Other                                                   252            186 |
|                                                    ----------      ---------|
|       Total operating revenues (excluding                                   |
|          realized investment gains/losses)             4,203          4,179 |
|                                                                             |
|Restructuring-related charges                              35             -  |
|Benefits and expenses                                   4,183          4,027 |
|                                                    ----------      ---------|
|      Operating (loss) income before income tax           (15)           152 |
|Income tax benefit (expense)                               43            (35)|
|                                                    ----------      ---------|
|      Net operating income (excluding                                        |
|          realized investment gains/losses)                28            117 |
|Realized investment gains, net of tax                     144            116 |
|                                                    ----------      ---------|
|      Income before cumulative effect of change                              |
|           in accounting principle                        172            233 |
|Cumulative effect of change in accounting                                    |
|   principle, net of tax                                 (177)             - |
|                                                    ==========      =========|
|      NET (LOSS)  INCOME                          $        (5)    $      233 |
|                                                    ==========      =========|
|                                                                             |
|=============================================================================|

         Total operating revenues, which consist of premiums, net investment income and other revenues, were approximately $4.2 billion for the first three months of 1999 and 1998. For the first three months of 1999, operating revenues, as compared with the same period in 1998, reflect an increase in earned premiums of $8 million. Investment income was $512 million for the first three months of 1999 and $562 million for the same period in 1998. Other revenues were $252 million for the first three months of 1999 as compared with $186 million for the same period in 1998. This increase was primarily due to an increase in non-insurance revenues.

         Net operating income, which excludes net realized investment gains, was $28 million, or $0.13 per share, for the first three months of 1999, compared with net operating income of $117 million, or $0.62 per share, for the same period in 1998. Net operating income for the first three months of 1999 includes after-tax restructuring-related charges of $23 million, or $0.12 per share.
Excluding these charges, net operating income for the period ended March 31, 1999 was $51 million, or $0.25 per share. Net operating income for the first three months of 1999 includes after-tax catastrophe losses of $29 million as compared with after-tax catastrophe losses of $16 million for the three months ended March 31, 1998.

         Net loss for the first three months of 1999 was $5 million, or $0.05 per share, compared with net income of $233 million, or $1.25 per share, for the first three months of 1998. Included in the net loss for the first quarter of 1999 was a charge of $177 million, net of tax, or a $0.96 per share, for the cumulative effect of a change in accounting for insurance-related assessments.

         As part of the Company's restructuring plan (Plan) that was initiated in August of 1998, restructuring-related charges of $35 million were recorded in the first quarter of 1999. These charges did not qualify for accrual under generally accepted accounting principles at the end of the third quarter of 1998 and, therefore, were expensed as incurred. The charges included the following:

                                  (21)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

     In the first quarter of 1999, restructuring-related charges for Agency Market Operations totaled approximately $21 million. The charges included employee severance and outplacement costs of $10 million related to the planned net reduction in the workforce. The Agency Market Operations charges also included consulting costs of $1 million and parallel processing charges of $3 million. Other charges, including relocation and facility charges, totaled approximately $7 million.

         In the first quarter of 1999, restructuring related charges for Risk Management totaled approximately $5 million. The charges included consulting costs of approximately $2 million and parallel processing and other charges totaling approximately $3 million.

         In the first quarter 1999, restructuring related charges for Group Operations totaled approximately $5 million. These charges relate to employee severance and other charges.

         For the other segments of the Company, restructuring related charges totaled approximately $4 million for the first quarter of 1999. Charges related primarily to employee related costs.

         Initial estimates of the Company's catastrophe losses from the May 1999 Midwest tornadoes are approximately $17 million. It is expected these losses will be primarily in the Agency Market Operations segment. The initial estimates are based upon preliminary information and are subject to the inherent uncertainties of the loss reserve estimation process. The Company believes that the ultimate losses should not have a significant impact on the equity of the Company.

                                      (22)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

AGENCY MARKET OPERATIONS

         Agency Market Operations provides small to mid-size businesses as well as individuals a wide range of property/casualty products distributed through one of the broadest independent agency networks in the U.S.

|----------------------------------------------------------------------------|
|                                                                            |
|    THREE MONTHS ENDED MARCH 31                       1999        1998      |
|    (In millions of dollars, except ratio data)                             |
|----------------------------------------------------------------------------|
|                                                                            |
|    Net written premiums                          $  1,327      $   1,412   |
|    Earned premiums                                  1,359          1,335   |
|    Underwriting loss                                 (233)          (180)  |
|    Non-insurance loss                                  (7)            (4)  |
|    Net operating (loss) income                        (33)            20   |
|----------------------------------------------------------------------------|
|                                                                            |
|    Combined Ratio                                    117.9 %        113.9 %|
|    Loss/LAE Ratio                                     83.9           81.7  |
|    Expense Ratio                                      34.0           32.2  |
|----------------------------------------------------------------------------|

     Agency Market Operations' net written premiums declined $85 million in the first quarter of 1999 as compared with the same period in 1998. This decrease was comprised of $114 million in Commercial Insurance (CI) due to continued competitive market conditions and CI's unwillingness to write business if appropriate rates are not obtained. This decrease was partially offset by an increase in Personal Insurance of $29 million, due in part to gains in agency premium volume driven by new agency appointments and the new auto tiering program which allows for the acceptance of a broader range of customers for which to write business.

         Underwriting losses increased by $53 million in the first quarter of 1999 as compared with the same period in 1998. The combined ratio increased 4 points to 117.9 for the quarter ended March 31, 1999 from 113.9 for the quarter ended March 31, 1998. This increase was driven by an increase of 2.2 points in the loss ratio due primarily to higher catastrophe losses of $42 million, an increase of $23 million over the same period in 1998. The increase of 1.8 points in the expense ratio was due primarily to restructuring-related charges of $21 million.

                                      (23)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

SPECIALTY OPERATIONS

         Specialty Operations provides a broad array of professional, financial and specialty property/casualty products and services distributed through brokers, managing general agencies and independent agencies.


|----------------------------------------------------------------------------|
|                                                                            |
| THREE MONTHS ENDED MARCH 31                       1999           1998      |
| (In millions of dollars, except ratio data)                                |
|----------------------------------------------------------------------------|
|                                                                            |
| Net written premiums                           $   267         $     298   |
| Earned premiums                                    276               279   |
| Underwriting (loss) income                         (17)                7   |
| Net operating income                                29                51   |
|----------------------------------------------------------------------------|
|                                                                            |
| Combined Ratio                                    107.0 %            99.4 %|
| Loss/LAE Ratio                                     81.4              66.9  |
| Expense Ratio                                      25.6              32.5  |
|----------------------------------------------------------------------------|


         Specialty Operations' net written premiums declined $31 million, or approximately 10%, in the first quarter of 1999, as compared with the same period in 1998. This decrease was attributable to Specialty's continued determination to underwriting discipline and the previously announced exit from the agriculture and entertainment insurance lines of business.

         Underwriting results decreased by $24 million in the first quarter of 1999 as compared with the same period in 1998. The combined ratio increased 7.6 points to 107.0 for the quarter ended March 31, 1999 from 99.4 for the quarter ended March 31, 1998. This increase was principally driven by an increase of
14.5 points in the loss ratio which was primarily due to an unfavorable change in net reserve development of approximately $39 million in the first quarter of 1999 as compared with the same period in 1998. The change in development occurred primarily in the HealthPro and professional liability businesses. The decrease of 6.9 points in the expense ratio was due primarily to Specialty's continued focus on expense reduction initiatives.

                                      (24)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

CNA RE

         CNA Re serves as a property/casualty reinsurer, offering primarily traditional treaty reinsurance, with developing positions in facultative and financial reinsurance.


|-----------------------------------------------------------------------------|
|                                                                             |
|    THREE MONTHS ENDED MARCH 31                     1999           1998      |
|    (In millions of dollars, except ratio data)                              |
|-----------------------------------------------------------------------------|
|                                                                             |
|    Net written premiums                         $   415         $     385   |
|    Earned premiums                                  252               259   |
|    Underwriting loss                                (22)               (8)  |
|    Net operating income                              14                25   |
|-----------------------------------------------------------------------------|
|                                                                             |
|    Combined Ratio                                  108.5 %           102.6 %|
|    Loss/LAE Ratio                                   77.6              74.2  |
|    Expense Ratio                                    30.9              28.4  |
|-----------------------------------------------------------------------------|


         CNA Re's net written premiums increased $30 million, or approximately 8%, in the first quarter of 1999, as compared with the same period in 1998. This growth was primarily in the U.S. professional lines and Canadian operations and resulted from a combination of new business and the growth of existing treaty relationships.

         Underwriting losses increased by $13 million in the first quarter of 1999 as compared with the same period in 1998. The combined ratio increased 5.9 points to 108.5 for the quarter ended March 31, 1999 from 102.6 for the quarter ended March 31, 1998. This increase was driven by an increase of 3.4 points in the loss ratio due primarily to an unfavorable change in net reserve development. The increase of 2.5 points in the expense ratio was due primarily to higher policy acquisition costs.


GLOBAL OPERATIONS

         Global Operations provides marine, property/casualty, surety, warranty and specialty products to both domestic and international customers.

|-----------------------------------------------------------------------------|
|                                                                             |
|    THREE MONTHS ENDED MARCH 31                     1999          1998       |
|    (In millions of dollars, except ratio data)                              |
|-----------------------------------------------------------------------------|
|                                                                             |
|    Net written premiums                         $   267         $    222    |
|    Earned premiums                                  246              218    |
|    Underwriting income                              -                 18    |
|    Net operating income*                             17               30    |
|-----------------------------------------------------------------------------|
|                                                                             |
|    Combined Ratio                                  100.0 %           91.8 % |
|    Loss/LAE Ratio                                   56.1             56.0   |
|    Expense Ratio                                    43.9             35.8   |
|-----------------------------------------------------------------------------|
* includes minority interest expense

                                      (25)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

     Global Operations' net written premiums increased $45 million, or approximately 20%, in the first quarter of 1999, as compared with the same period in 1998. The increase in premiums is due to, in part, an increase of $23 million stemming from the acquisition of Maritime Insurance Co., Ltd., an $8 million increase primarily in its European operations and an increase in CNA Surety of $8 million.

         Underwriting results decreased by $18 million in the first quarter of 1999 as compared with the same period in 1998. The combined ratio increased 8.2 points to 100.0 for the quarter ended March 31, 1999 from 91.8 for the quarter ended March 31, 1998. The increase was driven principally by an increase in the expense ratio while the loss ratio remained consistent from period to period. The increase of 8.1 points in the expense ratio was primarily due to higher acquisition expenses in the first quarter of 1999 as compared with the first quarter of 1998.


RISK MANAGEMENT

         Risk Management serves the property/casualty needs of large domestic commercial businesses, offering customized, solution based strategies to address risk management.

|--------------------------------------------------------------------------|
|                                                                          |
|    THREE MONTHS ENDED MARCH 31                    1999          1998     |
|    (In millions of dollars, except ratio data)                           |
|--------------------------------------------------------------------------|
|                                                                          |
|    Net written premiums                         $   255        $   356   |
|    Earned premiums                                  209            226   |
|    Underwriting loss                                (13)           (40)  |
|    Non-insurance income (loss)                        5            (10)  |
|    Net operating income (loss)                       21             (6)  |
|--------------------------------------------------------------------------|
|                                                                          |
|    Combined Ratio                                   95.2%         118.5 %|
|    Loss/LAE Ratio                                   68.5           95.5  |
|    Expense Ratio                                    26.7           23.0  |
|--------------------------------------------------------------------------|

         Net written premiums for Risk Management (RM) declined $101 million, or approximately 28%, in the first quarter of 1999, as compared with the same period in 1998. This decrease was primarily due to RM's decision to take advantage of a favorable reinsurance market and cede a larger portion of its direct premiums as well as the redesign of existing risk management programs.

         Underwriting loss decreased by $27 million in the first quarter of 1999 as compared with the same period in 1998. The combined ratio decreased 23.3 points to 95.2 for the quarter ended March 31, 1999 from 118.5 for the quarter ended March 31, 1998. This decrease was driven by a decrease of 27.0 points in the loss ratio due primarily to RM's aforementioned decision to change their retention of risks, capitalizing on favorable reinsurance rates and coverages related to certain long-tail lines of insurance that historically involved relatively high combined ratios but offered higher investment income opportunities. Additionally, a net favorable change in reserve development period over period contributed to the improvement. The increase of 3.7 points in the expense ratio was primarily due to an increase in policy acquisition costs of approximately $18 million.

                                      (26)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

GROUP OPERATIONS

         Group Operations provides a broad array of group life and health insurance products and services to employers, affinity groups and other entities that buy as a group. Group Operations also provides reinsurance for group and individual life and health insurers.

|-------------------------------------------------------------------|
|                                                                   |
|    THREE MONTHS ENDED MARCH 31           1999           1998      |
|    (In millions of dollars)                                       |
|-------------------------------------------------------------------|
|                                                                   |
|    Premiums                           $    867        $      902  |
|    Net investment income                    33                35  |
|    Net operating income                      3                 9  |
|    Net realized investment gains             7                 7  |
|                                                                   |
|-------------------------------------------------------------------|

         Group Operations' premiums decreased $35 million for the first quarter of 1999 as compared with the same period in 1998. This decline is due to the decision to exit the Employer Health and Affinity lines of businesses that resulted in a decrease in premiums of $85 million, partially offset by growth in other lines of business, primarily in Provider Markets and Special Benefits businesses. Growth in Provider Markets was primarily driven by employer stop loss business while the growth in Special Benefits was mainly attributable to disability and accident special risk lines of business.

         Net operating income declined by $6 million in the first quarter of 1999, as compared with the same period in 1998. Partially offsetting the decrease in premiums was an overall improvement in benefits and expenses of approximately $25 million, attributable primarily to a decrease in current year losses as a result of Group Operations' decision to exit certain lines of business, as mentioned above.


                                      (27)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

LIFE OPERATIONS

         Life Operations provides financial protection to individuals through a full product line of insurance, including term life, universal life and long term care as well as annuities and viatical settlements. Life Operations also provides retirement products and administration services to pension plans and other institutional buyers.


|----------------------------------------------------------------|
|                                                                |
|    THREE MONTHS ENDED MARCH 31        1999           1998      |
|    (In millions of dollars)                                    |
|----------------------------------------------------------------|
|                                                                |
|    Premiums                         $   203        $      225  |
|    Net investment income                145               131  |
|    Net operating income                  36                29  |
|    Net realized investment gains         12                36  |
|                                                                |
|----------------------------------------------------------------|

         Life Operations' premiums decreased $22 million for the first quarter of 1999 as compared with the same period in 1998. This decline is due to the increased use of reinsurance for term insurance in the first quarter of 1999, as well as lower sales within the Retirement Services business.

         Net operating income for the first quarter of 1999 was higher than net operating income for the same period in 1998 due to a combination of reduced overall operating expenses and better than expected investment results in one of the plans sold to institutional markets. This improvement was partially offset by higher mortality experience for the first quarter of 1999 as compared with the same period in 1998.


                                      (28)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

INVESTMENTS:

         Net investment income, as shown in the table below, was approximately $512 million and $562 million for the quarters ended March 31, 1999 and 1998, respectively. Lower net investment income was the result of a decline in market rates for the first quarter 1999 as compared to the same period in 1998. The overall investment portfolio yielded 5.8% and 6.4% for the quarters ended March 31, 1999 and 1998, respectively.

|---------------------------------------------------------------------------|
|NET INVESTMENT INCOME                                                      |
|THREE MONTHS ENDED MARCH 31               1999               1998          |
|(In millions of dollars)                                                   |
|---------------------------------------------------------------------------|
|Fixed maturities:                                                          |
|  Bonds:                                                                   |
|    Taxable                       $         361          $        391      |
|    Tax-exempt                               80                    72      |
|Redeemable preferred stocks                   -                     1      |
|Equity securities                             6                     7      |
|Mortgage loans and real estate                1                     2      |
|Policy loans                                  3                     -      |
|Short-term investments                       45                    68      |
|Security lending activities-net               7                     3      |
|Other                                        17                    29      |
|                                    ------------          ------------     |
|                                            520                   573      |
|Investment expense                           (8)                  (11)     |
|                                    ------------          ------------     |
|     NET INVESTMENT INCOME        $         512         $         562      |
|===========================================================================|

     Realized investment gains, net of tax, for the first quarter of 1999 were $144 million, or $0.78 per share, compared with net realized investment gains for the first quarter of 1998 of $116 million, or $0.63 per share. The components of the net realized investment gains (losses) are as follows:

|---------------------------------------------------------------------------|
|REALIZED INVESTMENT GAINS (LOSSES)                                         |
|THREE MONTHS ENDED MARCH 31                       1999            1998     |
|(In millions of dollars)                                                   |
|---------------------------------------------------------------------------|
|Bonds:                                                                     |
|  U.S. Government                         $          -       $          50 |
|  Tax-exempt                                        26                  16 |
|  Asset-backed                                       4                  13 |
|  Taxable                                           24                  29 |
|                                            ------------       ------------|
|     Total bonds                                    54                 108 |
|Equity securities                                   22                  (4)|
|Derivative security investments                     27                  (7)|
|Other, including Separate Accounts                 119                  86 |
|                                            ------------       ------------|
|     Realized investment gains                     222                 183 |
|Participating policyholders' interest                -                  (4)|
|Income tax expense                                 (78)                (63)|
|                                            ------------       ------------|
|     NET REALIZED INVESTMENT GAINS        $        144       $         116 |
|===========================================================================|

                                      (29)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

|-------------------------------------------------------------------------|------------------|
|Summary of General Account Investments                                   |     THREE MONTHS |
|at Carrying Value                                                        |         ENDED    |
|                                                                         |    MARCH 31, 1999|
|                                                                         |   ---------------|
|                                                                         |       CHANGE IN  |
|                                           MARCH 31,       December 31,  |      UNREALIZED  |
|(In millions of dollars)                     1999              1998      |    GAINS (LOSSES)|
|-------------------------------------------------------------------------|------------------|
|FIXED MATURITY SECURITIES:                                               |                  |
|U. S. Treasury securities and                                            |                  |
|  Obligations of government agencies    $       8,777    $        7,734  |   $     (139)    |
|Asset-backed securities                         8,003             8,214  |          (48)    |
|Tax-exempt securities                           5,899             6,321  |          (84)    |
|Taxable                                         7,658             7,804  |         (121)    |
|                                          -------------    --------------|        --------  |
|   Total fixed maturity securities             30,337            30,073  |         (392)    |
|Equity securities                               3,389             1,970  |        1,437     |
|Short-term investments                          4,832             4,037  |            -     |
|Other investments                               1,157             1,097  |           22     |
|                                          -------------    --------------|   ---------------|
|   TOTAL INVESTMENTS                    $      39,715          $ 37,177  |        1,067     |
|                                          ===========      ============= |                  |
|Other, principally Separate Accounts                                     |          (42)    |
|Participating policyholders' interest                                    |            1     |
|Income tax expense                                                       |         (364)    |
|                                                                         |   ---------------|
|   NET INVESTMENT GAINS                                                  |   $      662     |
|=========================================================================|==================|

|-------------------------------------------------------------------------|
|SHORT-TERM INVESTMENTS:                                                  |
|-------------------------------------------------------------------------|
|Security lending collateral             $       1,349    $          132  |
|Escrow                                          1,009             1,011  |
|U.S. Treasuries                                   113               506  |
|Commercial paper                                1,536             1,398  |
|Money markets                                     331               401  |
|Other                                             494               589  |
|-------------------------------------------------------------------------|
|   TOTAL SHORT-TERM INVESTMENTS         $       4,832    $        4,037  |
|=========================================================================|

         The Company's general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds, and corporate bonds. The Company's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

         CNA believes it has the capacity to hold its fixed maturity portfolio to maturity. However, fixed maturity securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, tax and credit considerations, or other similar factors. Accordingly, the fixed maturity securities are classified as available-for-sale.

         CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price, and foreign currency risk). CNA considers its derivatives as being held for purposes other than trading. Derivative securities, except for interest rate swaps associated with certain corporate borrowings, are recorded at fair market value at the reporting date, with changes in market value reflected in realized gains and losses. The interest rate swaps on corporate borrowings are accounted for using accrual accounting with the related income or expense recorded as an adjustment to interest expense; the changes in fair value are not recorded. CNA also uses derivatives to mitigate the risk associated with its indexed group annuity contracts by purchasing S&P 500 futures contracts in a notional amount equal to the contract liability relating to the S&P 500 exposure.

                                      (30)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         The general account portfolio consists primarily of high quality marketable fixed maturity securities, approximately 94.4% of which are rated as investment grade. At March 31, 1999, tax-exempt securities and short-term investments, excluding collateral for securities sold under repurchase agreements, comprised approximately 14.9% and 8.8%, respectively, of the general account's total investment portfolio compared to 17.0% and 10.5%, respectively, at December 31, 1998. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. Short-term investments at both March 31, 1999 and December 31, 1998 are substantially higher than historical levels in anticipation of Fibreboard-related claim payments. At March 31, 1999, the short-term investment portfolio consisted primarily of high-grade commercial paper.

         As of March 31, 1999, the market value of CNA's general account investments in fixed maturities was $30.3 billion with net unrealized investment gains of approximately $169 million. This compares to a market value of $30.1 billion and approximately $562 million of net unrealized investment gains at December 31, 1998. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at March 31, 1999 were $520 million and $350 million, respectively, compared to $818 million and $256 million, respectively, at December 31, 1998.

         Net unrealized investment gains on general account fixed maturities at March 31, 1999 include net unrealized losses on high yield securities of $104 million, compared to net unrealized losses of $101 million on such securities at December 31, 1998. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. CNA's investment in high yield securities in the general account decreased $295 million to approximately $1.7 billion at March 31, 1999 as compared to December 31, 1998.

         The Company's largest equity holding in a single issuer is Global Crossing, Ltd. (Global Crossing) common stock. As of March 31, 1999, the Company owned 40,075,170 shares (after a 2-for-1 split effective on March 10, 1999), or 9.7% of the outstanding common stock, which was valued at $1,854 million. Net unrealized gains associated with this security approximated $1,791 million at March 31, 1999. Without registration or an exemption from registration, sales to the public of the Company's holdings of Global Crossing are governed by Rule 144 of the Securities Act of 1933 (the Act) and may not commence until August 13, 1999. The Company has the right after August 13, 1999 to require Global Crossing to register under the Act up to 25% of the Company's holdings prior to December 31, 1999.

     On March 25, 1999, Canary Wharf Group P.L.C. (CWG) shares were sold in an initial public offering at a price of 3.30 British pound per share and listed on the London Stock Exchange. CNA received approximately 100 million shares of CWG stock and approximately $144 million in cash. At March 31, 1999, CNA had an approximate 15% ownership interest in CWG accounted for as an available for sale security, with a carrying value of approximately $539 million. The original investors, including CNA, have entered into an agreement with the underwriters, under which they may not sell their shares of CWG prior to September 30, 1999.

                                      (31)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         At March 31, 1999, total Separate Account cash and investments amounted to $4.9 billion with taxable fixed maturity securities representing approximately 77.5% of the Separate Accounts' portfolios. Approximately 61.1% of Separate Account investments are used to fund guaranteed investment contracts for which Continental Assurance Company guarantees principal and a specified rate of return to the contractholders. The duration of fixed maturity securities included in the guaranteed investment contract portfolio is generally matched with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment contract portfolio was $2.9 billion at March 31, 1999 and $3.2 billion at December 31, 1998. At March 31, 1999, net unrealized gains were approximately $20 million compared with a net unrealized gain of approximately $64 million at December 31, 1998. The gross unrealized investment gains and losses for the guaranteed investment contract fixed maturity securities portfolio at March 31, 1999 were $49 million and $29 million, respectively, as compared to unrealized gains of $84 million and unrealized losses of $20 million at December 31, 1998.

         High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. Carrying values of high yield securities in the guaranteed investment contract portfolio were $159 million at March 31, 1999 and $269 million at December 31, 1998. Net unrealized investment losses on high yield securities held in Separate Accounts were $28 million at March 31, 1999 and $11 million at December 31, 1998. As of March 31, 1999, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 3.2% of total assets as compared to 4.0% at December 31, 1998.

         Included in CNA's fixed maturity securities at March 31, 1999 (general and guaranteed investment portfolios) are $9.9 billion of asset-backed securities, consisting of approximately 53.6% in collateralized mortgage obligations (CMOs), 15.2% in corporate asset-backed obligations, 13.3% in corporate mortgage backed security pass through obligations, and 17.9% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are corporate mortgage-backed securities, which are actively traded in liquid markets and are priced by broker-dealers. At March 31, 1999, the net unrealized gain related to asset-backed securities was approximately $96 million compared with $163 million at December 31, 1998. CNA limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

         At March 31, 1999, 35.2% of the general account's fixed maturity securities portfolio was invested in U.S. Government securities, 35.1% in other AAA rated securities and 15.9% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 3.9% U.S. Government securities, 63.1% in other AAA rated securities and 15.9% in AA and A rated securities. These ratings are primarily from Standard & Poor's.

MARKET RISK:

         Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument. Market risk is inherent to all financial instruments, and accordingly, the Company's risk management policies and procedures include all market risk sensitive financial instruments.

         Market risk exposure may include changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index or price underlying the financial instrument. The Company's primary market risk exposures are due to changes in interest rates, although the Company has certain exposures to changes in equity prices and foreign currency exchange rates.

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

         For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. The Company's market risk sensitive instruments presented in the tables on pages 35-36 are classified as held for purposes other than trading. The Company does not generally hold or issue derivatives for trading purposes.

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

         The Company is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices that affect the value of equity securities or instruments that derive their value from such securities or indexes. CNA attempts to mitigate its exposure to such risks by limiting its investment in any one security or index.

         Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Deutsche Marks, Chilean Pesos, Argentinean Pesos and Japanese Yen. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of forwards for those instruments which are not matched.

Sensitivity Analysis
--------------------
         CNA monitors its sensitivity to interest rate risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates. The evaluation is made using an instantaneous change in interest rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the Company's market value at risk and the resulting effect on stockholders' equity. The analysis presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices. The range of changes chosen reflects the Company's view of changes which are reasonably possible over a one-year period. The selection of the range of values chosen to represent changes in interest rates should not be construed as the Company's prediction of future market events; but rather an illustration of the impact of such events.

                                      (33)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         The sensitivity analysis estimates the change in the market value of the Company's interest-sensitive assets and liabilities that were held on March 31, 1999 and December 31, 1998 due to instantaneous parallel changes in the yield curve at the end of the period. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly, the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's income or stockholders' equity. Further, the computations do not contemplate any actions CNA would undertake in response to changes in interest rates.

         The sensitivity analysis assumes an instantaneous shift in market interest rates, with scenarios of interest rates increasing and decreasing 100 and 150 basis points from their levels at March 31, 1999 and December 31, 1998 with all other variables held constant. A 100 and 150 basis point increase in market interest rates would result in a pre-tax decrease in the net financial instrument position of $1.7 billion and $2.6 billion, respectively, at March 31, 1999, compared with $1.7 billion and $2.6 billion, respectively, at December 31, 1998. Similarly, a 100 and 150 basis point decrease in market interest rates would result in a pre-tax increase in the net financial instrument position of $1.7 billion and $2.5 billion, respectively, at March 31, 1999, compared with $1.6 billion and $2.4 billion, respectively, at December 31, 1998.

         The Company's debt, including certain related interest rate swap agreements, as of March 31, 1999 is denominated in U.S. dollars. At March 31, 1999 and December 31, 1998 approximately 94% and 93%, respectively, of the Company's long-term debt has been issued at or effectively converted to fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 and 150 basis point increase in interest rates on the fixed rate debt would result in a decrease in the market value of the debt by $163 million and $238 million, respectively, at March 31, 1999, compared with $157 million and $229 million, respectively, at December 31, 1998. The impact of a 100 and 150 basis point decrease in market interest rates would result in an increase in the market value of the fixed rate debt by $181 million and $279 million, respectively, at March 31, 1999, compared with $174 million and $268 million, respectively, at December 31, 1998. The impact of a 100 and 150 basis point increase in market interest rates on the variable rate debt would result in additional interest expense of $2 million and $3 million, respectively, at March 31, 1999, compared with $3 million and $4 million, respectively, at March 31, 1998. A 100 and 150 basis point decrease in interest rates would result in like decreases in interest expense per year.

     Equity price risk was measured assuming an instantaneous 10% and 25% change in the Standard & Poor's 500 Index (the Index) from its level of March 31, 1999 and December 31, 1998, with all other variables held constant. The Company's equity holdings were assumed to be positively correlated with the Index. At March 31, 1999, a 10% and 25% decrease in the Index would result in a $478 million and $1,192 million decrease, respectively, compared with $320 million and $795 million decrease, respectively, at December 31, 1998, in the market value of the Company's equity investments. Of these amounts, $96 million and $239 million, respectively, at March 31, 1999, and $92 million and $229 million, respectively, at December 31, 1998, would be offset by decreases in liabilities to customers under variable annuity contracts. Similarly, increases in the Index would result in like increases in the market value of the Company's equity investments and increases in liabilities to customers under variable annuity contracts.
                                      (34)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         The sensitivity analysis also assumes an instantaneous 10% and 20% change in the foreign currency exchange rates versus the U.S. dollar from their levels at March 31, 1999 and December 31, 1998, with all other variables held constant. At March 31, 1999, a 10% and 20% strengthening of the U.S. dollar versus other currencies would result in decreases of $127 million and $255 million, respectively, in the market value of certain financial instruments that are denominated in foreign currencies, compared with $220 million and $441 million, respectively, at December 31, 1998. Weakening of the U.S. dollar versus all other currencies would result in like increases in certain financial instruments that are denominated in foreign currencies.

         The following tables reflect the estimated effects on the market value of the Company's financial instruments at March 31, 1999 and December 31, 1998 due to an increase in interest rates of 100 basis points, a decline of 10% in the S&P 500 index and a 10% decline in foreign currency exchange rates.

|------------------------------------------------------------------------------------------------------------|
|March 31, 1999                                  MARKET           INTEREST         CURRENCY          EQUITY  |
|(In millions of dollars)                         VALUE          RATE RISK           RISK             RISK   |
|------------------------------------------------------------------------------------------------------------|
|  General Account:                                                                                          |
|   Fixed maturity securities               $     30,337        $   (1,547)      $    (124)       $     (11) |
|   Equity securities                              3,389                 -             (23)            (339) |
|   Short-term investments                         4,832                (5)            (42)               -  |
|   Foreign currency forwards                         13                 5              82                -  |
|   Interest rate swaps                               (2)                8               -                -  |
|   Interest rate caps                                 2                 1               -                -  |
|   Other derivative securities                        6                 -               -                1  |
|------------------------------------------------------------------------------------------------------------|
|     TOTAL GENERAL ACCOUNT                       38,577            (1,538)           (107)            (349) |
|------------------------------------------------------------------------------------------------------------|
|  Separate Account Business:                                                                                |
|   Fixed maturity securities                      3,829              (158)            (17)             (8)  |
|   Equity securities                                254                 -              (2)            (25)  |
|   Short-term investments                           508                 -              (1)              -   |
|   Equity index futures                             (17)                2               -             (96)  |
|   Other derivative securities                        3                 8               -               -   |
|------------------------------------------------------------------------------------------------------------|
|      TOTAL SEPARATE ACCOUNT BUSINESS             4,577              (148)            (20)            (129) |
|===============================================================================================-------------|
|      TOTAL ALL SECURITIES                 $     43,154        $   (1,686)      $    (127)       $    (478) |
|============================================================================================================|
|DEBT                                       $     (3,307)       $      163       $       -        $       -  |
|============================================================================================================|

|------------------------------------------------------------------------------------------------------------|
|March 31, 1998                                  Market           Interest         Currency          Equity  |
|(In millions of dollars)                         Value          Rate Risk           Risk             Risk   |
|------------------------------------------------------------------------------------------------------------|
|  General Account:                                                                                          |
|   Fixed maturity securities               $     30,073        $   (1,549)      $    (156)       $       -  |
|   Equity securities                              1,970                 -             (21)            (197) |
|   Short-term investments                         4,037               (21)            (43)               -  |
|   Interest rate swaps                              (20)                9               -                -  |
|   Interest rate caps                                 1                 1               -                -  |
|   Other derivative securities                        5                 9              21                2  |
|------------------------------------------------------------------------------------------------------------|
|     TOTAL GENERAL ACCOUNT                       36,066            (1,551)           (199)            (195) |
|------------------------------------------------------------------------------------------------------------|
|  Separate Account Business:                                                                                |
|   Fixed maturity securities                      4,155              (176)            (20)             (3)  |
|   Equity securities                                297                 -               -             (30)  |
|   Short-term investments                           473                 -              (1)              -   |
|   Equity index futures                               2                 4               -             (92)  |
|   Other derivative securities                        2                (1)              -               -   |
|------------------------------------------------------------------------------------------------------------|
|      TOTAL SEPARATE ACCOUNT BUSINESS             4,929              (173)            (21)            (125) |
|===============================================================================================-------------|
|      TOTAL ALL SECURITIES                 $     40,995        $   (1,724)      $    (220)       $    (320) |
|============================================================================================================|
|DEBT                                       $     (3,179)       $      157       $       -        $       -  |
|============================================================================================================|

                                      (35)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         The following tables reflect the estimated effects on the market value of the Company's financial instruments at March 31, 1999 and December 31, 1998 due to an increase in interest rates of 150 basis points, a 25% decline in the S&P 500 index and a decline of 20% in foreign currency exchange rates.

|------------------------------------------------------------------------------------------------------------|
|March 31, 1999                                  Market           Interest         Currency          Equity  |
|(In millions of dollars)                         Value          Rate Risk           Risk             Risk   |
|------------------------------------------------------------------------------------------------------------|
|  General Account:                                                                                          |
|   Fixed maturity securities               $     30,337        $   (2,338)      $    (248)       $     (28) |
|   Equity securities                              3,389                 -             (46)            (848) |
|   Short-term investments                         4,832                (6)            (85)               -  |
|   Foreign currency forwards                         13                 8             163                -  |
|   Interest rate swaps                               (2)               11               -                -  |
|   Interest rate caps                                 2                 2               -                -  |
|   Other derivative securities                        6                 -               -                6  |
|------------------------------------------------------------------------------------------------------------|
|     TOTAL GENERAL ACCOUNT                       38,577            (2,323)           (216)            (870) |
|------------------------------------------------------------------------------------------------------------|
|  Separate Account Business:                                                                                |
|   Fixed maturity securities                      3,829              (240)            (34)            (21)  |
|   Equity securities                                254                 -              (3)            (63)  |
|   Short-term investments                           508                 -              (2)              -   |
|   Equity index futures                             (17)                3               -            (239)  |
|   Other derivative securities                        3                17               -               1   |
|------------------------------------------------------------------------------------------------------------|
|      TOTAL SEPARATE ACCOUNT BUSINESS             4,577              (220)            (39)            (322) |
|============================================================================================================|
|      TOTAL ALL SECURITIES                 $     43,154        $   (2,543)      $    (255)       $  (1,192) |
|============================================================================================================|
|DEBT                                       $     (3,307)       $      238       $       -        $       -  |
|============================================================================================================|

|------------------------------------------------------------------------------------------------------------|
|March 31, 1998                                  Market           Interest         Currency          Equity  |
|(In millions of dollars)                         Value          Rate Risk           Risk             Risk   |
|------------------------------------------------------------------------------------------------------------|
|  General Account:                                                                                          |
|   Fixed maturity securities               $     30,073        $   (2,347)      $    (313)       $       -  |
|   Equity securities                              1,970                 -             (42)            (493) |
|   Short-term investments                         4,037               (31)            (85)               -  |
|   Interest rate swaps                              (20)               14               -                -  |
|   Interest rate caps                                 1                 1               -                -  |
|   Other derivative securities                        5                14              42               10  |
|------------------------------------------------------------------------------------------------------------|
|     TOTAL GENERAL ACCOUNT                       36,066            (2,349)           (398)            (483) |
|------------------------------------------------------------------------------------------------------------|
|  Separate Account Business:                                                                                |
|   Fixed maturity securities                      4,155              (272)            (41)              (9) |
|   Equity securities                                297                 -               -              (74) |
|   Short-term investments                           473                (1)             (2)               -  |
|   Equity index futures                               2                 6               -             (229) |
|   Other derivative securities                        2                (1)              -                -  |
|------------------------------------------------------------------------------------------------------------|
|      TOTAL SEPARATE ACCOUNT BUSINESS             4,929              (268)            (43)            (312) |
|============================================================================================================|
|      TOTAL ALL SECURITIES                 $     40,995        $   (2,617)      $    (441)       $    (795) |
|============================================================================================================|
|DEBT                                       $     (3,179)       $      229       $       -        $       -  |
|============================================================================================================|

                                      (36)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued
FINANCIAL CONDITION:

|---------------------------------------------------------------------------|
|Financial Position                                 March 31,  December 31, |
|(In millions of dollars, except per share data)     1999           1998    |
|---------------------------------------------------------------------------|
|                                                                           |
|Assets                                             $ 65,286        $ 62,359|
|Stockholders' Equity                                  9,842           9,157|
|Accumulated Other Comprehensive Income                1,758           1,064|
|Book Value per Common Share                           51.53           47.89|
|===========================================================================|

         CNA's assets increased approximately $2.9 billion from December 31, 1998 to $65.3 billion as of March 31, 1999. The major component of this increase was an increase of approximately $2.5 billion in invested assets, primarily in equity securities and short-term investments.

         During the first three months of 1999, CNA's stockholders' equity increased by $685 million, or 7.5%, to $9.84 billion. The major components of this change were a change in accumulated other comprehensive income of $694 million offset by a net loss for the quarter of $5 million.

     The statutory surplus of the property/casualty subsidiaries was approximately $9.1 billion at March 31, 1999 and $7.6 billion at December 31, 1998. Statutory surplus increased by net income of $118 million and a change in net unrealized investment gains of $1.6 billion, principally attributable to increases in the market values of Canary Wharf and Global Crossings Ltd., as discussed in Note B of the condensed consolidated financial statements. These increases were partially offset by $112 million reductions in surplus, primarily dividends. The statutory surplus of the life insurance subsidiaries was approximately $1.1 billion at March 31, 1999 and December 31, 1998.

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

     For the three months ended March 31, 1999, CNA's operating cash flows were a positive $32 million, compared to a negative $240 million for the three months ended March 31, 1998.

         On December 24, 1998, CNAF filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to $600 million in senior and subordinated debt, junior debt, common stock, preferred stock and warrants. This registration statement was amended April 20, 1999 and became effective on May 10, 1999.

                                      (37)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

IMPACT OF YEAR 2000:

         The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision-making functions may cause computer systems to malfunction when processing information involving dates beginning in 1999. Such malfunctions could lead to business delays and disruptions. The Company renovated or replaced many of its legacy systems and upgraded its systems to accommodate business for the Year 2000 and beyond. In addition, the Company is checking embedded systems in computer hardware and other infrastructure such as elevators, heating and ventilating systems, and security systems.

         Based upon its current assessment, CNA estimates that the total cost to replace and upgrade its systems to accommodate Year 2000 processing is expected to be approximately $70 million. As of March 31, 1999, the Company has spent approximately $60 million on Year 2000 readiness matters. However, prior to 1997, the Company did not specifically separate technology charges for Year 2000 from other information technology charges. In addition, while some hardware charges are included in the budget figures, the Company's hardware costs typically are included as part of ongoing technology updates and not specifically as part of the Year 2000 project.
All funds spent and to be spent have been or will be financed from current operating funds.

         The Company believes that it will be able to resolve the Year 2000 issue in a timely manner. As of December 1, 1998, all internal application systems had been certified by CNA as being ready for the year 2000. For an internal system to be certified Year 2000 ready by CNA, it had to be tested and accepted as capable of receiving, processing and providing dates and date-related data from, into and between the years 1999 and 2000, and beyond, including leap year calculations.

         Due to the interdependent nature of computer systems, there may be an adverse impact on the Company if banks, independent agents, vendors, insurance agents, third party administrators, various governmental agencies and other business partners fail to successfully address the Year 2000 issue. The Company has sent Year 2000 information packages to more than 12,000 independent agents to encourage them to become Year 2000 ready on a timely basis. The Company also sent Year 2000 information to almost 300,000 business policyholders to increase their awareness of the Year 2000 issue. Similar information packages have been sent to healthcare providers, lawyers and others with whom the Company has business relationships. Because of the interdependent nature of the issue, the Company cannot be sure that there will not be a disruption in its business. To mitigate this impact, the Company is communicating with these various entities to coordinate Year 2000 conversion.

     As business conditions change, CNA may respond by revising previous Year 2000 strategies or solutions affecting specific systems. In limited cases, a system that was to have been replaced, may instead be renovated to become Year 2000 ready prior to January 1, 2000. The Company believes that these changes will not have a material impact.

         In addition, certain non-insurance affiliates are not yet Year 2000 ready, but they are expected to be ready on a timely basis. In the event that they are not, it is unclear at this time whether the impact on the Company would be material. To mitigate this impact, the Company is communicating with these non-insurance affiliates to coordinate Year 2000 conversion.

                                      (38)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         The Company also has developed business resumption plans to ensure that the Company is able to continue critical processes through other means in the event that it becomes necessary to do so. Formal strategies have been developed within each business unit and support organization to include appropriate recovery processes and use of alternative vendors. More than 200 strategies have been developed to address all the recovery plans for approximately 400 processes. These plans are being updated quarterly.

     In addition, property/casualty insurance companies may have an underwriting exposure related to the Year 2000 issue. There can be no assurances that policyholders will not suffer losses resulting from Year 2000 issues and seek indemnification under insurance polices underwritten by the CNA underwriting companies. Coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the policy. The range of potential insurance exposure created by the Year 2000 problem is sufficiently broad that it is impossible to estimate with any degree of accuracy the extent to which various types of policies issued by the Company may afford coverage for loss or claims. At this time, in the absence of any meaningful claims experience, the Company is unable to forecast the nature and range of the losses, the availability of coverage for the losses, or the likelihood of significant claims. As a result, the Company is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material to the Company.

                                      (39)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - concluded

ACCOUNTING STANDARDS:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. CNA is currently evaluating the effects of this Statement on its accounting and reporting for derivative securities and hedging activities.

         In October 1998, the American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued SOP 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". This guidance excludes long-duration life and health insurance contracts from its scope. This SOP is effective for financial statements in the year 2000, with early adoption encouraged. CNA is currently evaluating the effects of this SOP.


FORWARD-LOOKING STATEMENTS:

         The statements contained in this management discussion and analysis which are not historical facts are forward-looking statements. When included in this management discussion and analysis, the words "believe," "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and the effect on loss reserves; the performance of reinsurance companies under reinsurance contracts with the Company; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and stocks); changes in foreign, political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; judicial decisions and rulings; the effect on the Company with regards to third party corrective actions on Year 2000 compliance; changes in rating agency policies and practices; the results of financing efforts; changes in the Company's composition of operating segments; the actual closing of contemplated transactions and agreements and various other matters and risks (many of which are beyond the Company's control) detailed in the Company's Securities and Exchange Commission filings. These forward-looking statements speak only as of the date of this press release. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

                                      (40)

                            CNA FINANCIAL CORPORATION

                            PART II OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                  Description of Exhibit
                                                          Exhibit        Page
                                                          Number       Number
                                                          --------    --------

     Computation of Net (Loss) Income per Common Share      11             43
     Computation of Ratio of Earnings to Fixed Charges      12.1           44
     Computation of Ratio of Net Income,
           As Adjusted, to Fixed Charges                    12.2           44
     Financial Data Schedule                                27             45


(b)  REPORTS ON FORM 8-K:

         None

                                      (41)

                            CNA FINANCIAL CORPORATION

                      PART II OTHER INFORMATION - Concluded

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CNA FINANCIAL CORPORATION


Date:  May 17, 1999                By:  S/W. JAMES MACGINNITIE
       ------------                     ------------------------------
                                        W. James MacGinnitie
                                        Senior Vice President and
                                        Chief Financial Officer


                                      (42)

                                                            EXHIBIT 11

                            CNA FINANCIAL CORPORATION
                COMPUTATION OF NET (LOSS) INCOME PER COMMON SHARE

|------------------------------------------------------------------------------|
|THREE MONTHS ENDED MARCH 31                                                   |
|(In millions of dollars, except per share data)             1999          1998|
|------------------------------------------------------------------------------|
|Earnings per share:                                                           |
|                                                                              |
|                                                                              |
|                                                                              |
|   Net (loss) income                                    $     (5)     $   233 |
|                                                                              |
|                                                                              |
|   Less preferred stock dividends                              5            1 |
|                                                        ---------     ------- |
|   Net (loss) income available to common stockholders   $    (10)     $   232 |
|                                                        =========     ======= |
|   Weighted average shares outstanding                     184.0        185.4 |
|                                                        =========     ======= |
|   Net (loss)  income per common share                  $ (0.05)      $  1.25 |
|                                                        ========      ======= |
|                                                                              |
|------------------------------------------------------------------------------|

                                      (43)

                                                               EXHIBIT 12.1

                            CNA FINANCIAL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


|-------------------------------------------------------------------------|
|THREE MONTHS ENDED MARCH 31                             1999        1998 |
|(In millions of dollars, except ratio data)                              |
|-------------------------------------------------------------------------|
|Income before income tax and cumulative                                  |
|    effect of accounting changes                      $  207      $  331 |
|Adjustments:                                                             |
|   Interest expense                                       62          55 |
|   Interest element of operating lease rental             11          10 |
|                                                        =====       =====|
|   Income before income tax, as adjusted              $  280      $  396 |
|                                                        =====       =====|
|                                                                         |
|Fixed charges:                                                           |
|   Interest expense                                   $   62      $   55 |
|   Interest element of operating lease rental             11          10 |
|                                                        =====       =====|
|Fixed charges                                         $   73      $   65 |
|                                                        =====       =====|
|Ratio of earnings to fixed charges (1)                   3.8         6.1 |
|-------------------------------------------------------------------------|

(1) For purposes of computing this ratio, earnings consist of income before income taxes plus fixed charges of consolidated companies. Fixed charges consist of interest and that portion of operating lease rental expense, which is deemed to be an interest factor for such rentals.
                                                               EXHIBIT 12.2

                            CNA FINANCIAL CORPORATION
                       COMPUTATION OF RATIO OF NET INCOME,
                          AS ADJUSTED, TO FIXED CHARGES


|---------------------------------------------------------------------------|
|THREE MONTHS ENDED MARCH 31                                 1999      1998 |
|(In millions of dollars, except ratio data)                                |
|---------------------------------------------------------------------------|
|Net income                                                 $ (5)     $  233|
|Adjustments:                                                               |
|   Interest expense, after tax                               40          35|
|   Interest element of operating lease rental, after tax      7           7|
|                                                            ====       ====|
|Net income, as adjusted                                    $ 42      $  275|
|                                                            ====       ====|
|                                                                           |
|Fixed charges:                                                             |
|   Interest expense, after tax                             $ 40      $   35|
|   Interest element of operating lease rental, after tax      7           7|
|                                                            ====       ====|
|Fixed charges                                              $ 47      $   42|
|                                                            ====       ====|
|Ratio of net income, as adjusted, to fixed charges (1)      0.9         6.5|
|---------------------------------------------------------------------------|

(1)For purposes of computing this ratio, net income has been adjusted to include fixed charges of consolidated companies, after tax. Fixed charges consist of interest and that portion of operating lease rental expense, which is deemed to be an interest factor for such rentals.

                                      (44)