Form 10-Q
period 1999-06-30
CNA FINANCIAL CORP
filed 1999-08-16
CIK 21175

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

  For the Quarterly Period Ended June 30, 1999   Commission File Number 1-5823

                           --------------------------


                            CNA FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)


          Delaware                                     36-6169860
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

           CNA Plaza
       Chicago, Illinois                                    60685
(Address of principal executive offices)                  (Zip Code)


                                 (312) 822-5000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No...


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at August 3, 1999
-----------------------------                  -----------------------------
Common Stock, Par value $2.50                          184,211,446
===============================================================================

                                Page (1) of (48)

                            CNA FINANCIAL CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION                                    PAGE NO.
-------   ---------------------                                    --------

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

 CONDENSED CONSOLIDATED BALANCE SHEETS
  JUNE 30, 1999 (Unaudited) and DECEMBER 31, 1998................     3

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998......     4

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  (Unaudited) FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998....     5

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998................     6

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS (Unaudited) JUNE 30, 1999...........................     7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS......................................    21

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...................    44

              SIGNATURES.........................................    45

EXHIBIT 11    COMPUTATION OF NET INCOME PER COMMON SHARE.........    46

EXHIBIT 12.1  COMPUTATION OF RATIO OF EARNINGS
              TO FIXED CHARGES...................................    47

EXHIBIT 12.2  COMPUTATION OF RATIO OF NET INCOME, AS ADJUSTED,
              TO FIXED CHARGES....................................   47

EXHIBIT 27    FINANCIAL DATA SCHEDULE.............................   48
                                      (2)

                             CNA FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------
                                                                      JUNE 30,   December 31,
                                                                       1999        1998
(In millions of dollars, except share data)                         (UNAUDITED)
----------------------------------------------------------------------------------------------
ASSETS
  Investments:
    Fixed maturities available-for-sale (amortized cost:$29,264 and
    $29,511)........................................................ $28,937       $30,073
    Equity securities available-for-sale (cost: $1,019 and $1,055)..   3,203         1,970
    Mortgage loans and real estate (less accumulated depreciation:
    $1 and $1)......................................................      57            62
    Policy loans....................................................     173           177
    Other invested assets...........................................     947           858
    Short-term investments .........................................   6,327         4,037
                                                                     --------      --------
      TOTAL INVESTMENTS.............................................  39,644        37,177
  Cash..............................................................     235           217
  Receivables:
    Reinsurance.....................................................   5,935         6,365
    Insurance ......................................................   6,283         6,093
    Less allowance for doubtful accounts............................    (328)         (328)
  Deferred acquisition costs........................................   2,583         2,422
  Prepaid reinsurance premiums......................................     467           331
  Accrued investment income.........................................     394           392
  Receivables for securities sold...................................     644           255
  Federal income taxes recoverable ($132 and $234 due from Loews)...     139           251
  Deferred income taxes.............................................     881           995
  Property and equipment at cost (less accumulated depreciation:
  $767 and $695)................ ...................................     855           824
  Intangibles.......................................................     364           368
  Other assets......................................................   1,368         1,794
  Separate Account business.........................................   5,010         5,203
----------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                    $64,474       $62,359
==============================================================================================

                            CNA FINANCIAL CORPORATION

----------------------------------------------------------------------------------------------
                                                                      JUNE 30,   December 31,
                                                                       1999        1998
(In millions of dollars, except share data)                         (UNAUDITED)
----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Insurance reserves:
     Claim and claim adjustment expense ............................ $28,512       $29,192
     Unearned premiums..............................................   5,437         5,039
     Future policy benefits.........................................   5,702         5,418
     Policyholders' funds...........................................     736           789
  Collateral on loaned securities...................................   2,389           130
  Payables for securities purchased.................................     620           316
  Participating policyholders' equity...............................     122           140
  Debt..............................................................   3,050         3,160
  Other liabilities.................................................   3,335         3,611
  Separate Account business.........................................   5,010         5,203
                                                                     --------      --------
      TOTAL LIABILITIES.............................................  54,913        52,998
                                                                     --------      --------


Commitments and contingent liabilities  - Notes C and D

Minority Interest...................................................     218           204

Stockholders' equity:
  Common stock ($2.50 par value;
    Authorized - 200,000,000 shares;
    Issued - 185,525,907 shares;
    Outstanding as of June 30, 1999 - 184,211,446 shares,
    Outstanding as of December 31, 1998 -183,889,569 shares)........     464           464
  Preferred stock...................................................     150           350
  Additional paid-in capital........................................     126           126
  Retained earnings.................................................   7,399         7,258
  Accumulated other comprehensive income............................   1,310         1,064
  Treasury stock, at cost...........................................     (49)          (61)
                                                                     --------      --------
                                                                       9,400         9,201
  Notes receivable from officer stockholders........................     (57)          (44)
                                                                     --------      --------
      TOTAL STOCKHOLDERS' EQUITY....................................   9,343         9,157
---------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $64,474       $62,359
=============================================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).
                                       (3)

                           CNA FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30                                                      THREE MONTHS        SIX MONTHS
(In millions of dollars, except per share data)                              1999     1998    1999        1998
---------------------------------------------------------------------------------------------------------------
Revenues:
 Premiums.................................................................$ 3,506   $3,478    $6,945    $6,909
 Net investment income....................................................    519      558     1,031     1,120
 Realized investment gains, net of participating policyholders' interest..    167      230       389       408
 Other  ..................................................................    192      189       391       370
                                                                          ----------------    -------   -------
  Total revenues                                                            4,384    4,455     8,756     8,807
                                                                          ----------------    -------   -------
Claims, benefits and expenses:
 Insurance claims and policyholders' benefits.............................  3,013    2,981     5,923     5,862
 Amortization of deferred acquisition costs...............................    531      605     1,108     1,095
 Other operating expenses.................................................    557      519     1,132     1,108
 Restructuring-related charges ...........................................     19        -        54       -
 Interest expense.........................................................     46       60       108       115
                                                                          ----------------    -------   -------
  Total claims, benefits and expenses                                       4,166    4,165     8,325     8,180
                                                                          ----------------    -------   -------
  Income before income tax, minority interest and cumulative .............
  effect of a change in accounting principle..............................    218      290       431       627
Income tax expense........................................................     55       74        90       172
  Minority interest expense...............................................      9        6        15        12
                                                                          ----------------    --------  -------
  Income before cumulative effect of a change in accounting principle.....    154      210       326       443
  Cumulative effect of a change in accounting principle, net of tax.......      -        -      (177)       -
                                                                          -----------------   --------  -------
  Net income..............................................................$   154   $  210    $  149    $  443
===============================================================================================================

EARNINGS PER SHARE
Net income................................................................$  0.82   $ 1.12    $ 0.77    $ 2.37
                                                                          ========  =======   ========  =======
Net Income excluding accounting change....................................$  0.82   $ 1.12    $ 1.73    $ 2.37
                                                                          ========  =======   ========  =======

Weighted average outstanding shares of
 common stock (in millions of shares).....................................  184.2    185.4     184.1     185.4
================================================================================================================

      See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).
                                       (4)

                            CNA FINANCIAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                              Notes
                                                                     Accumulated            Receivable
                                    Additional                          Other                 From        Total
                    Common Preferred  Paid in  Comprehensive Retained Comprehensive Treasury  Officer  Stockholders'
(In millions of dollars)Stock  Stock  Capital     Income     Earnings    Income      Stock  Stockholders Equity
---------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1998    $464   $150   $126                 $6,983    $  589        $(3)     $     -     $8,309
Comprehensive income:
 Net income.................  -      -      -    $443             443        -           -            -        443
 Other comprehensive income   -      -      -      38             -          38          -            -         38
                                                 ------
 Total comprehensive income                      $481
                                                 ======
 Preferred dividends........  -      -      -                      (3)       -           -            -         (3)
---------------------------------------------                 ------------------------------------------------------
BALANCE, JUNE 30, 1998      $464   $150   $126                 $7,423    $  627        $(3)     $     -     $8,787
=============================================                 ======================================================

BALANCE, JANUARY 1, 1999    $464   $350   $126                 $7,258    $1,064       $(61)     $   (44)    $9,157
Comprehensive income:
 Net income................   -      -      -    $149             149       -           -            -         149
 Other comprehensive income   -      -      -     246              -        246         -            -         246
                                                 ------
  Total comprehensive income                     $395
                                                 ======
Sale of treasury stock and
issuance of notes receivable
from officer stockholders...  -      -      -                      -        -           12         (13)         (1)
Redemption of preferred stock -    (200)    -                      -        -           -           -         (200)
 Preferred dividends........  -      -      -                      (8)      -           -           -           (8)
-----------------------------------------------               -------------------------------------------------------
BALANCE, JUNE 30, 1999      $464   $150   $126                 $7,399    $1,310       $(49)       $(57)     $9,343
===============================================               ========================================================

See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).
                                      (5)

                            CNA FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30                                                  1999     1998
(In millions of dollars)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ............................................................$    149  $     443
                                                                        --------- ---------
 Adjustments  to  reconcile  net  income  to  net  cash  flows from  operating activities:............................................
  Minority Interest ....................................................      15          6
  Deferred income tax provision.........................................      69         40
  Participating policyholders' interest.................................      (5)         9
  Net realized investment gains, pre-tax ...............................    (389)      (408)
  Amortization of intangibles...........................................      11         18
  Amortization of bond discount.........................................     (88)      (118)
  Depreciation..........................................................      92         81
  Changes in:
   Receivables, net.....................................................     240       (810)
   Deferred acquisition costs...........................................    (161)      (237)
   Accrued investment income............................................      (2)        14
   Federal income taxes recoverable.....................................     113        (78)
   Prepaid reinsurance premiums.........................................    (137)       (69)
   Insurance reserves...................................................     (48)     1,133
   Other liabilities....................................................    (301)       (90)
   Other, net...........................................................     310       (513)
                                                                        --------- ----------
       Total adjustments ...............................................    (282)    (1,022)
                                                                        --------- ----------
       NET CASH FLOWS FROM OPERATING ACTIVITIES ........................    (132)      (579)
                                                                        --------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed maturities.......................................... (24,444)   (18,957)
 Proceeds from fixed maturities:
  Sales.................................................................  22,899     18,235
  Maturities, calls and redemptions.....................................   1,639      1,043
 Purchases of equity securities.........................................    (376)      (457)
 Proceeds from sale of equity securities................................     723        343
 Change in short-term investments.......................................  (2,200)       411
 Purchases of property and equipment ...................................    (113)      (115)
 Change in securities sold under repurchase agreements..................   2,259         98
 Change in other investments............................................      99       (279)
 Other, net.............................................................     (16)       (19)
                                                                        --------- -----------
       NET CASH FLOWS FROM INVESTING ACTIVITIES ........................     471        303
                                                                        --------- -----------

                            CNA FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited) - continued

--------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30                                                  1999     1998
(In millions of dollars)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid to preferred shareholders...............................      (8)        (3)
 Principal payments on long-term debt...................................    (292)      (944)
 Proceeds from issuance of long-term debt...............................     177      1,005
 Redemption of preferred stock..........................................    (200)         -
 Other..................................................................       2         (9)
                                                                        --------- ----------
        NET CASH FLOWS FROM  FINANCING ACTIVITIES.......................    (321)        49
                                                                        --------- ----------
            Net cash flows..............................................      18       (227)
Cash at beginning of period.............................................     217        383
============================================================================================
CASH AT END OF PERIOD                                                   $    235  $     156
============================================================================================

Supplemental disclosures of cash flow information:
 Cash (paid) received:
 Interest expense.......................................................$   (101) $     (98)
 Federal income taxes...................................................     119       (168)
Non-cash transactions:
 Notes receivable from director/officer stockholders for sale of treasury
 stock..................................................................      13         -
 Exchange of Canary Wharf Limited Partnership interest into common stock.    539         -
============================================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).
                                       (6)

                            CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

NOTE A.  Basis of Presentation:

         The condensed consolidated financial statements (unaudited) include CNA Financial Corporation (CNAF) and its subsidiaries, which include property/casualty insurance companies (principally Continental Casualty Company and The Continental Insurance Company) and life insurance companies (principally Continental Assurance Company and Valley Forge Life Insurance Company), collectively CNA, or the Company. As of June 30, 1999, Loews Corporation (Loews) owned approximately 86% of the outstanding common stock of CNAF.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of CNA's management, these statements include all adjustments that are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows.

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

                                      (7)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE B.  Restricted Investments:

         On December 30, 1993, CNAF deposited $987 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note C below. The escrow account amounted to approximately $1.11 billion at June 30, 1999 and $1.13 billion at December 31, 1998. The majority of the funds are included in short-term investments and are invested substantially in commercial paper.

     The Company's largest equity holding in a single issuer is Global Crossing, Ltd. (Global Crossing) common stock. As of June 30, 1999, the Company owned 36.4 million shares, or 8.4% of the outstanding common stock, which was valued at $1.6 billion. Unrealized gains associated with this security approximated $1.5 billion at June 30, 1999. On June 18, 1999, the Company sold 3.6 million shares of Global Crossing common stock at a price of $62.75 per share under the tender offer by US WEST Inc.. This transaction resulted in a pre-tax realized capital gain for the Company of approximately $222 million.

     In May, 1999, Global Crossing entered into a transaction to merge Frontier Corporation (Frontier) into a subsidiary of Global Crossing. As part of the Frontier merger agreement, certain shareholders of Global Crossing, including the Company, entered into a voting agreement to limit their sales of Global Crossing common stock to ensure that 51% of the outstanding shares of Global Crossing would vote in favor of the merger. A large proportion of those shareholders, including the Company, also agreed to suspend their rights under a shareholders' agreement and a registration rights agreement until the closing of the Frontier transaction. The Frontier merger is expected to close around September 30, 1999. The Company has the right, after the closing (or termination prior to closing) of the Frontier transaction and prior to the December 31, 1999, to require Global Crossing to register the Act up to 25% of the Company's holdings. The Company's holdings of Global Crossing were not acquired in a public offering, and may not be sold to the public unless the sale is registered or exempt from the registration requirements of the Act. Such exemptions would include sales pursuant to Rule 144 under the Act if such sales meet the requirements of the Rule.

     On March 25, 1999, Canary Wharf Group P.L.C. (CWG) shares were sold in an initial public offering at a price of (pound)3.30 per share and listed on the London Stock Exchange. CNA received approximately 100 million shares of CWG stock and approximately $144 million in cash. At June 30, 1999, CNA had an approximate 15% ownership interest in CWG and is accounted for as an available-for-sale security, with a carrying value of approximately $630 million. The original investors, including CNA, have entered into an agreement with the underwriters under which they may not sell their shares of CWG prior to September 30, 1999 without the underwriters' consent.

NOTE C.  Legal Proceedings and Contingent Liabilities:

FIBREBOARD LITIGATION

         CNAF's primary property/casualty subsidiary, Continental Casualty Company (Casualty), has been party to litigation with Fibreboard Corporation (Fibreboard) involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding
1072). As described below, in 1993, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as "Settling Parties") reached an agreement (the "Global Settlement Agreement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement by its terms required court approval.

         Casualty, Fibreboard and Pacific Indemnity also reached an agreement (the "Trilateral Agreement") on a settlement to resolve the coverage litigation in the event the Global Settlement Agreement did not obtain final court approval.

     On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit

                                      (8)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

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

         Two petitions for certiorari were filed in the Supreme Court as respects the Global Settlement Agreement. On June 27, 1997, the Supreme Court granted these petitions, vacated the Fifth Circuit's judgment as respects the Global Settlement Agreement, and remanded the matter to the Fifth Circuit for reconsideration in light of the Supreme Court's decision in Amchem Products Co.
                                                             -------------------
v.Windsor.
----------
         On January 27, 1998, a panel of the United States Fifth Circuit Court of Appeals again approved the Global Settlement Agreement by a 2 to 1 vote. Two sets of objectors filed petitions for certiorari, which were docketed on April 16 and 17, 1998, by the United States Supreme Court. On June 22, 1998, the Supreme Court granted the petition for certiorari filed by one set of objectors. The Supreme Court heard oral arguments on December 8, 1998.

         On June 23, 1999, the Supreme Court reversed the Fifth Circuit decision approving the Global Settlement Agreement by a 7 to 2 vote. While the decision itself does not constitute final disapproval of the Global Settlement Agreement, the Settling Parties anticipate such a final order will be issued in 1999.

     Upon final disapproval of the Global Settlement Agreement, the Trilateral Agreement becomes fully effective.

Settlement Agreements

         On April 9, 1993, Casualty and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

         On October 12, 1993, Casualty, Pacific Indemnity and Fibreboard entered into the Trilateral Agreement to settle the coverage litigation to operate in the event that the Global Settlement Agreement was disapproved. The Trilateral Agreement calls for payment by Casualty and Pacific Indemnity of an aggregate $2.0 billion, of which Casualty's portion is approximately $1.46 billion, to Fibreboard to resolve all claims by Fibreboard and all future and certain present asbestos claims arising under the policy issued to Fibreboard by Casualty.

         Under the Trilateral Agreement, Casualty is also obligated to pay prior settlements of present asbestos claims. As a result of the final approval of the Trilateral Agreement, such obligation has become final.

         Through June 30, 1999, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 133,000 claims, for an estimated settlement amount of approximately $1.63 billion plus any applicable interest. Final court approval of the Trilateral Agreement obligated Casualty to pay under these settlements. Approximately $1.7 billion (including interest of $185 million) was paid through June 30, 1999. Casualty has recovered approximately $700 million of these payments from Pacific Indemnity. In addition, approximately $300 million of these settlements will be deducted from the $2.0 billion payable to Fibreboard.

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

         On November 23, 1998, the major United States cigarette manufacturers and the attorneys general for 46 states and six other governmental entities reached an agreement regarding the resolution of their health care cost reimbursement claims that sought to recover medical expenses allegedly incurred by the states as a result of tobacco related illnesses (the four other states had previously settled). The manufacturers have agreed to make annual payments, subject to certain adjustments, totaling approximately $206 billion through 2025. In exchange, the states have agreed to release their claims against the manufacturers and have further agreed to release any claims that they may have against distributors, retailers, component part manufacturers and the manufacturers' insurers. None of these latter entities are parties to the settlement agreement. As part of the settlement, the State of Louisiana dismissed with prejudice the Ieyoub Litigation, thereby resolving CNA's exposure in that case. However, the November 1998 settlement did not preclude the manufacturers or other entities named as defendants in the various reimbursement lawsuits from seeking coverage under insurance policies that may have been issued to them. At this juncture, management is unable to make a meaningful estimate of the amount or range of any loss that could result from any claim that manufacturers may assert in the future.

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

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

         Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form, which included an absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether clean-up costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

         A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress in 1998 and it is unclear as to what positions the Congress or the Administration will take in 1999 and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

         Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

         As of June 30, 1999 and December 31, 1998, CNA carried $661 million and $787 million, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims.

         CNA's property/casualty insurance subsidiaries have exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation. Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of June 30, 1999 and December 31, 1998, CNA carried $1.5 billion of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims, including those related to Fibreboard. Unfavorable asbestos claim reserve development for the six months ended June 30, 1999 and 1998 totaled $129 million and $29 million, respectively.
                                      (11)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

|-------------------------------------------------------------------------------------------------|
|RESERVES SUMMARY                                                                                 |
|                                        JUNE 30, 1999                   December 31, 1998        |
|                                 ------------------------------   -------------------------------|
|                                                                                                 |
|                                   ENVIRONMENTAL                    Environmental                |
|                                 POLLUTION AND OTHER              Pollution and Other            |
|(In millions of dollars)           MASS TORT           ASBESTOS      Mass Tort          Asbestos |
|---------------------------------------------------------------   -------------------------------|
|Reported claims:                                                                                 |
|    Gross reserves                $  309               $1,532      $   291             $1,305    |
|    Less reinsurance recoverable     (39)                (303)         (41)               (91)   |
|                                  ---------------------------------------------------------------|
|    Net reported claims              270                1,229          250              1,214    |
|Net unreported claims                391                  275          537                242    |
|-------------------------------------------------------------------------------------------------|
|NET RESERVES                      $  661               $1,504      $   787              1,456    |
|=================================================================================================|

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

         The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in its states of domicile, CNA receives collateral, primarily in the form of bank letters of credit, to secure these recoverables.

|--------------------------------------------------------------------------|
|Six Months Ended June 30               Earned Premiums                    |
|                          ------------------------------------------------|
|                                                                 Assumed/ |
|(In millions of dollars)  Direct    Assumed   Ceded     Net        Net %  |
|--------------------------------------------------------------------------|
|                                                                          |
|1999                                                                      |
|   Property/casualty     $4,534    $  835     $  648    $4,721    17.7 %  |
|   Accident and health    1,923        83        204     1,802     4.6    |
|   Life                     534        87        199       422    20.6    |
|--------------------------------------------------------------------------|
|      TOTAL PREMIUMS     $6,991    $1,005     $1,051    $6,945    14.5 %  |
|==========================================================================|
|                                                                          |
|1998                                                                      |
|   Property/casualty     $3,938    $  976     $  262    $4,652    21.0 %  |
|   Accident and health    1,814       107        144     1,777     6.0    |
|   Life                     526        72        118       480    15.0    |
|--------------------------------------------------------------------------|
|      Total premiums     $6,278    $1,155     $  524    $6,909    16.7 %  |
|==========================================================================|


         In the table above, life premiums are principally from long duration contracts, property/casualty earned premiums are from short duration contracts, and approximately 75% of accident and health earned premiums are from short duration contracts.

     Insurance claims and policyholders' benefit expenses are net of reinsurance recoveries of $511 and $501 million for the six months ended June 30, 1999 and June 30, 1998, respectively.
                                      (13)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E.  Debt:

|--------------------------------------------------------------------------------------------|
|                                                                                            |
|Debt                                                               June 30,     December 31,|
|(In millions of dollars)                                            1999           1998     |
|--------------------------------------------------------------------------------------------|
|  Variable Rate Debt:                                                                       |
|      Commercial Paper                                               $  675      $  500     |
|      Credit Facility - CNAF                                             77         235     |
|      Credit Facility - CNA Surety                                      100         113     |
|  Senior Notes:                                                                             |
|      8.25%, due April 15, 1999                                          -          100     |
|      7.25%, due March 1, 2003                                          147         147     |
|      6.25%, due November 15, 2003                                      249         249     |
|      6.50% , due April 15, 2005                                        497         497     |
|      6.75%, due November 15, 2006                                      248         248     |
|      6.45%, due January 15, 2008                                       149         149     |
|      6.60%, due December 15, 2008                                      199         199     |
|      8.375%, due August 15, 2012                                        83          98     |
|      6.95%, due January 15, 2018                                       148         148     |
|  7.25%  Debenture, due November 15, 2023                               247         247     |
|  11.0% Secured Mortgage Notes, due June 30, 2013                       157         157     |
|  6.9% -16.29% Secured Capital Leases, due through December 31, 2011     44          46     |
|  Other debt, due through 2019 (rates of 1.0% to 12.71%)                 30          27     |
|--------------------------------------------------------------------------------------------|
|         TOTAL DEBT                                                  $3,050      $3,160     |
|============================================================================================|

        CNAF has a $795 million revolving credit facility that expires in May 2001. The amount available is reduced by CNAF's outstanding commercial paper borrowings. As of June 30, 1999, there was $43 million of unused borrowing capacity under the facility. The interest rate on the bank loans is based on the London Interbank Offered Rate (LIBOR), plus 16 basis points. Additionally, there is a facility fee of 9 basis points annually. The average interest rate on the bank loans under the credit facility at June 30, 1999 and 1998, respectively, was 5.22% and 5.85%, respectively.

         To offset the variable rate characteristics of the facility, CNAF entered into interest rate swap agreements with several banks having a total notional principal amount of $650 million at both June 30, 1999 and 1998, which terminate from May 2000 to December 2000. These agreements provide that CNAF pay interest at a fixed rate, averaging 6.07% at both June 30, 1999 and 1998, respectively, in exchange for the receipt of interest at the three month LIBOR rate. The effect of these interest rate swaps was to increase interest expense by approximately $1.5 million and $0.7 million for the six month periods ended June 30, 1999 and 1998, respectively.

         Outstanding commercial paper borrowings were $675 million and $500 million for the periods ending June 30, 1999 and December 31, 1998, respectively. The weighted average interest rate on commercial paper was 5.25% at June 30, 1999 compared to 5.83% at June 30, 1998.

         The weighted average interest rate (interest and facility fees) on the combined revolving credit facility, commercial paper borrowings and interest rate swaps was 6.13% and 6.19% at June 30, 1999 and 1998, respectively.

         On April 15, 1999, CNAF paid at the due date $100 million of 8.25% senior notes.

         CNA Surety, a 61% owned subsidiary of CNAF, has a $130 million revolving credit facility that expires in September 2002. At June 30, 1999 and December 31, 1998, the outstanding borrowings under this facility were $100 million and $113 million, respectively. The weighted average interest rate was 5.36% and 5.86% for the periods ending June 30, 1999 and 1998, respectively. The interest rate on facility borrowings is based on LIBOR plus 20 basis points. Additionally, there is a facility fee of 10 basis points annually.

                                      (14)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F.  Accumulated Other Comprehensive Income:

         Comprehensive income is comprised of all changes to stockholders' equity, including net income, except those changes resulting from investments by and distributions to owners. The change in the components of accumulated other comprehensive income are shown below:

|----------------------------------------------------------------------------|
|                                                                            |
|THREE MONTHS ENDED JUNE 30, 1999         Pre-tax amount  Tax (expense)  Net |
|(In millions of dollars)                                   benefit    amount|
|----------------------------------------------------------------------------|
|                                                                            |
|Net unrealized gains (losses) on investments:                               |
|                                                                            |
|     Losses arising during the period         $ (513)       $ 150   $ (363) |
|                                                                            |
|     Allocated to minority interest                6           (2)       4  |
|                                                                            |
|     Allocated to participating policyholders      8            -        8  |
|                                                                            |
|     Reclassification adjustment for (gains)                                |
|       losses included in net income            (132)          47      (85) |
|                                                                            |
|Foreign currency translation adjustment          (12)           -      (12) |
|----------------------------------------------------------------------------|
|     TOTAL OTHER COMPREHENSIVE (LOSS)         $ (643)       $ 195   $ (448) |
=============================================================================|


|----------------------------------------------------------------------------|
|                                                                            |
|THREE MONTHS ENDED JUNE 30, 1998         Pre-tax amount  Tax (expense)  Net |
|(In millions of dollars)                                   benefit    amount|
|----------------------------------------------------------------------------|
|                                                                            |
|Net unrealized gains (losses) on investments:                               |
|                                                                            |
|     Gains arising during the period          $ 215         $ (74)  $ 141   |
|                                                                            |
|     Allocated to participating policyholders    (2)            -      (2)  |
|                                                                            |
|     Reclassification adjustment for (gains)                                |
|      losses included in net income            (128)           45     (83)  |
|                                                                            |
|Foreign currency translation adjustment           7             -       7   |
|----------------------------------------------------------------------------|
|     Total other comprehensive income         $  92         $ (29)  $  63   |
=============================================================================|

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

|----------------------------------------------------------------------------|
|                                                                            |
|SIX MONTHS ENDED JUNE 30, 1999           Pre-tax amount  Tax (expense)  Net |
|(In millions of dollars)                                   benefit    amount|
|----------------------------------------------------------------------------|
|                                                                            |
|Net unrealized gains (losses) on investments:                               |
|                                                                            |
|     Gains arising during the period          $ 624         $ (248) $ 376   |
|                                                                            |
|     Allocated to minority interest               8             (3)     5   |
|                                                                            |
|     Allocated to participating policyholders     9              -      9   |
|                                                                            |
|     Reclassification adjustment for (gains)   (253)            89   (164)  |
|       losses included in net income                                        |
|                                                                            |
|Foreign currency translation adjustment          20              -     20   |
|----------------------------------------------------------------------------|
|     TOTAL OTHER COMPREHENSIVE INCOME         $ 408         $ (162) $ 246   |
|============================================================================|

|----------------------------------------------------------------------------|
|                                                                            |
|SIX MONTHS ENDED JUNE 30, 1998           Pre-tax amount  Tax (expense)  Net |
|(In millions of dollars)                                   benefit    amount|
|----------------------------------------------------------------------------|
|                                                                            |
|Net unrealized gains (losses) on investments:                               |
|                                                                            |
|     Gains arising during the period          $ 338         $ (117) $ 221   |
|                                                                            |
|     Allocated to participating policyholders     1              -      1   |
|                                                                            |
|     Reclassification adjustment for (gains)                                |
|       losses included in net income           (277)            97   (180)  |
|                                                                            |
|Foreign currency translation adjustment          (4)             -     (4)  |
|----------------------------------------------------------------------------|
|     Total other comprehensive income         $  58         $ (20)  $  38   |
|============================================================================|

                                      (15)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- continued

         The following tables display the changes in and the components of accumulated other comprehensive income included in the condensed consolidated balance sheets and statements of stockholders' equity as of and for the periods ended June 30, 1999 and 1998.

|----------------------------------------------------------------------------|
|                                                                 Total      |
|                                   Foreign        Net         accumulated   |
|                                   currency    unrealized         other     |
|                                  translation   gains on      comprehensive |
|(In millions of dollars)          adjustment   investments        income    |
|----------------------------------------------------------------------------|
|                                                                            |
|Beginning balance January 1, 1999 $  73         $  991         $1,064       |
|                                                                            |
|Current period change                20            226            246       |
|----------------------------------------------------------------------------|
|   ENDING BALANCE, JUNE 30, 1999  $  93         $1,217         $1,310       |
|============================================================================|
|                                                                            |
|Beginning balance January 1, 1998 $  66        $   523         $  589       |
|                                                                            |
|Current period change                (4)            42             38       |
|----------------------------------------------------------------------------|
|   Ending balance, June 30, 1998  $  62        $   565         $  627       |
|============================================================================|


NOTE G. Business Segments:

         The Company's reportable segments are strategic businesses that offer different types of products and services.

         The Company has seven operating segments: Agency Market Operations, Specialty Operations, CNA Re, Global Operations, Risk Management, Group Operations and Life Operations. Corporate results consist of interest expense on corporate borrowings, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation, financial guarantee insurance contracts and certain non-insurance operations, principally the operations of Agency Management Systems, Inc., an information technology and agency software development subsidiary.

         The accounting policies of the segments are the same as those described in Note A of the CNAF Annual Report to Shareholders (incorporated herein by reference in Form 10-K) for the year ended December 31, 1998. The Company manages its assets on a legal entity basis while segment operations are conducted across legal entities, as such assets are not readily identifiable by individual segment; distinct investment portfolios are not maintained for each segment, and accordingly, allocation of assets to each segment is not performed. Therefore, investment income and realized investment gains/losses are allocated based on each segment's carried insurance reserves, as adjusted.

         All  significant   intercompany   income  and  expenses,   as  well  as
intercompany dividends, have been eliminated.

                                      (16)

                           CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- continued

|-----------------------------------------------------------------------------------------------------------------|
|                                                       Agency                                                    |
|                                                       Market      Specialty             Global        Risk      |
|                                                      Operations  Operations   CNA Re   Operations   Management  |
|Three Months Ended June 30, 1999                                                                                 |
|-----------------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                                         |
|Revenues, excluding realized investment gains:                                                                   |
|  Premiums                                               $1,337     $  268      $   278    $  263     $   212    |
|  Net investment income                                     175         59           35        39          37    |
|  Other                                                      19          4            2        32          71    |
|-----------------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized investment gains     1,531        331          315       334         320    |
|Total benefits and expenses                               1,568        295          294       285         306    |
|-----------------------------------------------------------------------------------------------------------------|
|   Operating (loss) income before income tax                (37)        36           21        49          14    |
|Income tax benefit (expense)                                 23        (10)          (6)      (15)         (3)   |
|-----------------------------------------------------------------------------------------------------------------|
|        Net operating (loss) income (excluding realized                                                          |
|        investment gains/losses)                            (14)        26           15        34          11    |
|Realized investment gains(losses), net of tax                62         21           14         2          12    |
|Minority interest                                             -          -            -        (7)          -    |
|-----------------------------------------------------------------------------------------------------------------|
|   NET INCOME (LOSS)                                     $   48     $   47      $    29    $   29     $    23    |
|=================================================================================================================|

|-----------------------------------------------------------------------------------------------------------------|
|                                                                                                                 |
|                                                                                                                 |
|                                                       Group       Life                                          |
THREE MONTHS ENDED JUNE 30, 1999                     Operations   Operations  Corporate   Eliminations   Total    |
|-----------------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                                         |
|Revenues, excluding realized investment gains:                                                                   |
|  Premiums                                              $  942      $  214      $   -      $   (8)    $3,506     |
|  Net investment income                                     32         132         10           -        519     |
|  Other                                                     11          14         42          (3)       192     |
|-----------------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized investment gains   $  985         360         52         (11)     4,217     |
|Total benefits and expenses                                962         312        155         (11)     4,166     |
|-----------------------------------------------------------------------------------------------------------------|
|   Operating (loss) income before income tax                23          48       (103)          -         51     |
|Income tax benefit (expense)                                (7)        (17)        38           -          3     |
|-----------------------------------------------------------------------------------------------------------------|
|        Net operating (loss) income (excluding realized                                                          |
|        investment gains/losses)                            16          31        (65)          -         54     |
|Realized investment gains(losses), net of tax                -         (30)        28           -        109     |
|Minority interest                                            -           -         (2)          -         (9)    |
|-----------------------------------------------------------------------------------------------------------------|
|   NET INCOME (LOSS)                                    $   16      $    1      $ (39)     $    -     $  154     |
|=================================================================================================================|

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- continued

|-----------------------------------------------------------------------------------------------------------------|
|                                                       Agency                                                    |
|                                                       Market      Specialty             Global        Risk      |
|                                                      Operations  Operations   CNA Re   Operations   Management  |
|Three Months Ended June 30, 1998                                                                                 |
|-----------------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                                         |
|Revenues, excluding realized investment gains:                                                                   |
|  Premiums                                               $1,316     $  309      $   297    $  242     $   203    |
|  Net investment income                                     197         66           43        28          37    |
|  Other                                                       9          2            4        26          49    |
|-----------------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized investment gains     1,522        377          344       296         289    |
|Total benefits and expenses                               1,497        356          307       285         305    |
|-----------------------------------------------------------------------------------------------------------------|
|   Operating (loss) income before income tax                 25         21           37        11         (16)   |
|Income tax benefit (expense)                                  3         (4)          (6)       (6)          7    |
|-----------------------------------------------------------------------------------------------------------------|
|        Net operating (loss) income (excluding realized                                                          |
|        investment gains/losses)                             28         17           31         5          (9)   |
|Realized investment gains(losses), net of tax                58         20            8         4          11    |
|Minority interest                                             -          -            -        (7)          -    |
|-----------------------------------------------------------------------------------------------------------------|
|   NET INCOME (LOSS)                                     $   86     $   37      $    39    $    2     $     2    |
|=================================================================================================================|

|-----------------------------------------------------------------------------------------------------------------|
|                                                                                                                 |
|                                                                                                                 |
|                                                       Group       Life                                          |
Three Months Ended June 30, 1998                     Operations   Operations  Corporate   Eliminations   Total    |
|-----------------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                                         |
|Revenues, excluding realized investment gains:                                                                   |
|  Premiums                                              $  898      $  232      $  (6)      $ (13)    $3,478     |
|  Net investment income                                     36         130         21           -        558     |
|  Other                                                      6          20         73           -        189     |
|-----------------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized investment gains   $  940         382         88         (13)     4,225     |
|Total benefits and expenses                                953         338        137         (13)     4,165     |
|-----------------------------------------------------------------------------------------------------------------|
|   Operating (loss) income before income tax               (13)         44        (49)          -         60     |
|Income tax benefit (expense)                                 6         (11)        21           -         10     |
|-----------------------------------------------------------------------------------------------------------------|
|        Net operating (loss) income (excluding realized                                                          |
|        investment gains/losses)                            (7)         33        (28)          -         70     |
|Realized investment gains(losses), net of tax                9          31          5           -        146     |
|Minority interest                                            -           -          1           -         (6)    |
|-----------------------------------------------------------------------------------------------------------------|
|   NET INCOME (LOSS)                                    $    2      $   64      $ (22)     $    -     $  210     |
|=================================================================================================================|

                                      (17)
                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- continued

|-----------------------------------------------------------------------------------------------------------------|
|                                                       Agency                                                    |
|                                                       Market      Specialty             Global        Risk      |
|                                                      Operations  Operations   CNA Re   Operations   Management  |
|SIX MONTHS ENDED JUNE 30, 1999                                                                                   |
|-----------------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                                         |
|Revenues, excluding realized investment gains:                                                                   |
|  Premiums                                             $2,696       $  544      $  531     $  509     $  420     |
|  Net investment income                                   347          117          74         69         73     |
|  Other                                                    35            8           2         59        126     |
|-----------------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized investment gains   3,078          669         607        637        619     |
|Total benefits and expenses                             3,184          594         567        555        578     |
|-----------------------------------------------------------------------------------------------------------------|
|   Operating (loss) income before income tax             (106)          75          40         82         41     |
|Income tax benefit (expense)                               59          (20)        (11)       (24)       (10)    |
|-----------------------------------------------------------------------------------------------------------------|
|        Net operating (loss) income (excluding realized                                                          |
|        investment gains/losses)                          (47)          55          29         58         31     |
|Realized investment gains(losses), net of tax             130           43          24         11         22     |
|Minority interest                                           -            -           -        (14)         -     |
|-----------------------------------------------------------------------------------------------------------------|
|   Income (loss) before cumulative effect of a                                                                   |
|      change in accounting principle                       83           98          53         55         53     |
|Cumulative effect of a change in accounting principle, net                                                       |
|of tax                                                    (93)          (3)          -         (3)       (74)    |
|-----------------------------------------------------------------------------------------------------------------|
|   NET INCOME (LOSS)                                   $  (10)      $   95      $   53     $   52     $  (21)    |
|=================================================================================================================|

|-----------------------------------------------------------------------------------------------------------------|
|                                                                                                                 |
|                                                                                                                 |
|                                                       Group       Life                                          |
|SIX MONTHS ENDED JUNE 30, 1999                     Operations   Operations  Corporate   Eliminations   Total     |
|-----------------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                                         |
|Revenues, excluding realized investment gains:                                                                   |
|  Premiums                                              $1,809      $  417      $  35      $  (16)    $6,945     |
|  Net investment income                                     65         277          9           -      1,031     |
|  Other                                                     19          30        115          (3)       391     |
|-----------------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized investment gains   $1,893         724        159         (19)     8,367     |
|Total benefits and expenses                              1,867         621        378         (19)     8,325     |
|-----------------------------------------------------------------------------------------------------------------|
|   Operating (loss) income before income tax                26         103       (219)          -         42     |
|Income tax benefit (expense)                                (6)        (36)        94           -         46     |
|-----------------------------------------------------------------------------------------------------------------|
|        Net operating (loss) income (excluding realized                                                          |
|        investment gains/losses)                            20          67       (125)          -         88     |
|Realized investment gains(losses), net of tax                7         (18)        34           -        253     |
|Minority interest                                            -           -         (1)          -        (15)    |
|-----------------------------------------------------------------------------------------------------------------|
|  Income (loss) before cumulative effect of a               27          49        (92)          -        326     |
|  change in accounting principle                                                                                 |
|Cumulative effect of a change in accounting principle, net                                                       |
|of tax                                                      (2)         (2)         -           -       (177)    |
|-----------------------------------------------------------------------------------------------------------------|
|   NET INCOME (LOSS)                                    $   25      $   47      $ (92)     $    -     $  149     |
|=================================================================================================================|

                           CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- continued

|-----------------------------------------------------------------------------------------------------------------|
|                                                       Agency                                                    |
|                                                       Market      Specialty             Global        Risk      |
|                                                      Operations  Operations   CNA Re   Operations   Management  |
|SIX MONTHS ENDED JUNE 30, 1998                                                                                   |
|-----------------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                                         |
|Revenues, excluding realized investment gains:                                                                   |
|  Premiums                                             $2,651       $  588      $  556     $  460     $  429     |
|  Net investment income                                   394          131          84         56         75     |
|  Other                                                    18           10           6         36         99     |
|-----------------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized investment gains   3,063          729         646        552        603     |
|Total benefits and expenses                             3,026          636         575        489        631     |
|-----------------------------------------------------------------------------------------------------------------|
|   Operating (loss) income before income tax               37           93          71         63        (28)    |
|Income tax benefit (expense)                               11          (25)        (16)       (22)        14     |
|-----------------------------------------------------------------------------------------------------------------|
|        Net operating (loss) income (excluding realized                                                          |
|        investment gains/losses)                           48           68          55         41        (14)    |
|Realized investment gains(losses), net of tax              99           33          12          9         18     |
|Minority interest                                           -            -           -        (13)         -     |
|-----------------------------------------------------------------------------------------------------------------|
|   Income (loss) before cumulativeeffect of a                                                                    |
|      change in accounting principle                      147          101          67         37          4     |
|Cumulative effect of a change in accounting principle, net                                                       |
|of tax                                                      -            -           -          -          -     |
|-----------------------------------------------------------------------------------------------------------------|
|   NET INCOME (LOSS)                                   $  147      $   101      $   67     $   37     $    4     |
|=================================================================================================================|

|-----------------------------------------------------------------------------------------------------------------|
|                                                                                                                 |
|                                                                                                                 |
|                                                       Group       Life                                          |
|SIX MONTHS ENDED JUNE 30, 1998                     Operations   Operations  Corporate   Eliminations   Total     |
|-----------------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                                         |
|Revenues, excluding realized investment gains:                                                                   |
|  Premiums                                              $1,800      $  457      $ (10)      $  (22)    $6,909    |
|  Net investment income                                     70         261         49            -      1,120    |
|  Other                                                     12          47        142            -        370    |
|-----------------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized investment gains   $1,882         765        181          (22)     8,399    |
|Total benefits and expenses                              1,883         674        288          (22)     8,180    |
|-----------------------------------------------------------------------------------------------------------------|
|   Operating (loss) income before income tax                (1)         91       (107)           -        219    |
|Income tax benefit (expense)                                 3         (29)        38            -        (26)   |
|-----------------------------------------------------------------------------------------------------------------|
|        Net operating (loss) income (excluding realized                                                          |
|        investment gains/losses)                             2          62        (69)           -        193    |
|Realized investment gains(losses), net of tax               16          66          9            -        262    |
|Minority interest                                            -           -          1            -        (12)   |
|-----------------------------------------------------------------------------------------------------------------|
|  Income (loss) before cumulative effect of a               18         128        (59)           -        443    |
|  change in accounting principle                                                                                 |
|Cumulative effect of a change in accounting principle, net                                                       |
|of tax                                                       -           -          -            -          -    |
|-----------------------------------------------------------------------------------------------------------------|
|   NET INCOME (LOSS)                                    $   18      $  128      $ (59)     $     -     $  443    |
|=================================================================================================================|

                                      (18)

                           CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- continued

NOTE H. Restructuring-Related Charges:

     As part of the Company's restructuring plan (the Plan) that was inititated in August 1998, restructuring-related charges of $54 million were recorded in the first half of 1999. These charges did not qualify for accrual under generally accepted accounting principles at the end of the third quarter of 1998 and, therefore, have been expensed as incurred. The charges included the following:

         In the first six months of 1999, restructuring-related charges for Agency Market Operations totaled approximately $37 million. The charges included employee severance and outplacement costs of $15 million related to the planned net reduction in the workforce. The Agency Market Operations charges also included consulting costs of $5 million and parallel processing charges of $4 million. Other charges, including relocation and facility charges, totaled approximately $13 million.

         In the first six months of 1999, restructuring-related charges for Risk Management totaled approximately $8 million. The charges included parallel processing costs of approximately $3 million, employee severance and outplacement costs of approximately $2 million and other charges, including consulting and facility charges, totaling approximately $3 million.

         In the first six months of 1999, restructuring-related charges for Group Operations totaled approximately $5 million. These charges relate to employee severance and other charges.

         For the other segments of the Company, restructuring-related charges totaled approximately $5 million for the first six months of 1999. These charges were primarily for employee termination related costs.

         The   following   table   sets   forth   the   major    categories   of
restructuring-related charges and the activity in the accrual for such costs during 1999.

|---------------------------------------------------------------------------------------------------|
|                                           Employee               Lease                            |
|                                        Termination and        Termination     Business            |
|(In millions of dollars)               Related Benefit Costs      Costs      Exit Costs     Total  |
|---------------------------------------------------------------------------------------------------|
|                                                                                                   |
|Accrued costs at December 31, 1998           $ 37                 $ 42           $ 32       $111   |
|                                                                                                   |
Less payments charged against liability        (18)                  (6)            (3)       (27)  |
|---------------------------------------------------------------------------------------------------|
|ACCRUED COSTS AT JUNE 30, 1999               $ 19                 $ 36           $ 29        $ 84  |
|===================================================================================================|

                                      (19)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- concluded

NOTE I.  Insurance Related Assessments:

         In the first quarter of 1999, the Company recorded $177 million as an after-tax cumulative effect charge for a change in accounting for insurance-related assessments. This charge was a result of the adoption of the American Institute of Certified Public Accountants' Accounting Standards Executive Committee Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This SOP requires that insurance companies recognize liabilities for insurance-related assessments when an assessment is probable and will be imposed, when it can be reasonably estimated, and when the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements. The Company does not expect the ongoing effect of adopting SOP 97-3 to have a material impact on the results of operations or the equity of CNA.

NOTE J. Sale of Personal Lines Business to Allstate:

         On June 9, 1999, CNA announced that it was selling its personal lines business to Allstate, via reinsurance agreements. The transaction is anticipated to close by the end of 1999. Under the terms of the agreement, Allstate will acquire the operations of CNA's personal lines business including the reserves and the renewal rights to new business. CNA will receive from Allstate cash of approximately $140 million at the time of closing as well as a royalty fee tied to new and renewal premiums written through the newly created distribution channel. Allstate will continue to sell CNA personal lines products through the 3,800 independent agents who are licensed to sell CNA products. CNA's personal lines business had 1998 earned premiums of $1.7 billion. The personal lines' surplus will remain with CNA. The Company believes there will be no material effect on its operating earnings in 1999 and 2000 as a result of this transaction.


NOTE K. Subsequent Event:

     On August 4, 1999, CNAF filed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering $2 million of $2.50 par value common stock, to be offered pursuant to the CNA Financial Corporation 2000 Long-Term Incentive Plan (The Plan). The plan provides compensation for certain officers which is conditioned on meeting performance measures in the case of cash awards and appreciation in the market price of the Company's common stock in the case of options.
                                      (20)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto found on pages 7 to 20, which contain additional information helpful in evaluating operating results and financial condition.

         CNA is one of the largest insurance organizations in the United States and based on 1997 net written premiums, is the third largest property/casualty company and the thirty-second largest life insurance company.

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

     Pre-tax operating losses, excluding realized investment gains for Corporate for the first six months of 1999, increased by approximately $112 million as compared with the same period in 1998. Pre-tax operating losses, excluding realized investment gains for the quarter ended June 30, 1999, increased approximately $54 million as compared with the same period in 1998. The increase was principally attributable to unfavorable loss reserve development in run-off insurance lines (including Fibreboard), and a settlement of a computer services contract.

                                      (21)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued
OPERATING RESULTS:

         The following chart summarizes key components of operating results for the three and six months ended June 30, 1999 and 1998.

|------------------------------------------------------------------------------------------|
|                                                                                          |
| CONSOLIDATED OPERATIONS                                     THREE MONTHS     SIX MONTHS  |
| PERIOD  ENDED JUNE 30                                                                    |
| (In millions of dollars)                                 1999      1998    1999    1998  |
|------------------------------------------------------------------------------------------|
| OPERATING REVENUES                                                                       |
|  (excluding realized investment gains/losses):                                           |
|  Premiums                                               $3,506   $3,478  $6,945   $6,909 |
|  Net investment income                                     519      558   1,031    1,120 |
|  Other                                                     192      189     391      370 |
|                                                         -------- ------- -------  ------ |
|    Total operating revenues (excluding realized          4,217    4,225   8,367    8,399 |
|    investment gains/losses)                                                              |
|                                                                                          |
|  Restructuring-related charges                              19        -      54        - |
|  Benefits and expenses                                   4,156    4,170   8,286    8,192 |
|                                                         -------- ------- -------  ------ |
|     Operating income before income tax                      42       55      27      207 |
|  Income tax benefit (expense)                                3        9      46      (26)|
|                                                         -------- ------- -------  -------|
|     Net operating income (excluding realized investment     45       64      73       181|
|     gains/losses)                                                                        |
|  Realized investment gains, net of tax                     109      146     253       262|
|                                                         -------- ------- -------  -------|
|     Income before cumulative effect of a change in         154      210     326       443|
|     accounting principle                                                                 |
|  Cumulative effect of a change in accounting principle,                                  |
|   net of tax                                                  -        -   (177)        -|
|                                                         -------- ------- -------  -------|
|     NET INCOME                                          $  154   $  210  $  149    $  443|
|                                                         ======== ======= =======  =======|
|                                                                                          |
|==========================================================================================|

         Net operating income, which excludes net realized investment gains and a cumulative effect of a change in accounting principle, was $73 million, or $0.35 per share, for the first half of 1999, compared with net operating income of $181 million, or $0.96 per share, for the same period in 1998. This decline was driven in part by a $58 million after-tax reduction in investment income, caused primarily by a reduction in interest rates on debt securities. Net operating income for the first half of 1999 also includes restructuring-related charges of $35 million, or $0.19 per share. Net operating income for the first six months of 1999 includes after-tax catastrophe losses of $64 million as compared with after-tax catastrophe losses of $98 million for the six months ended June 30, 1998, which reflected unusually severe spring storms. Net operating income was $45 million, or $0.23, for the second quarter of 1999, compared to $64 million, or $0.33 per share, for the same quarter in 1998. Excluding after-tax restructuring-related charges of $13 million, net operating income for the second quarter of 1999 was $58 million, or $0.29 per share. Net operating income for the second quarter of 1999 includes after-tax catastrophe losses of $35 million as compared with after-tax losses of $82 million for the same period in 1998.

     Net income for the first six months of 1999 was $149 million, or $0.77 per share, compared with net income of $443 million, or $2.37 per share, for the first six months of 1998. Included in the net income for the six months ended June 30, 1999 was a charge of $177 million, net of tax, or $0.96 per share, for the cumulative effect of a change in accounting for insurance-related assessments. Net income for the quarter ended June 30, 1999 was $154 million, or $0.82 per share, compared with net income of $210 million, or $1.12 per share for the same period in 1998.

                                      (22)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         As part of the Company's restructuring plan (the Plan) that was initiated in August of 1998, restructuring-related charges of $54 million were recorded in the first half of 1999. These charges did not qualify for accrual under generally accepted accounting principles at the end of the third quarter of 1998 and, therefore, have been expensed as incurred. The charges included the following:

         In the first six months of 1999, restructuring-related charges for Agency Market Operations totaled approximately $37 million. The charges included employee severance and outplacement costs of $15 million related to the planned net reduction in the workforce. The Agency Market Operations charges also included consulting costs of $5 million and parallel processing charges of $4 million. Other charges, including relocation and facility charges, totaled approximately $13 million.

         In the first six months of 1999, restructuring-related charges for Risk Management totaled approximately $8 million. The charges included parallel processing costs of approximately $3 million, employee severance and outplacement costs of approximately $2 million and other charges, including consulting and facility charges, totaling approximately $3 million.

         In the first six months of 1999, restructuring-related charges for Group Operations totaled approximately $5 million. These charges relate to employee severance and other charges.

         For the other segments of the Company, restructuring-related charges totaled approximately $5 million in aggregate for the first six months of 1999. These charges related primarily to employee-related costs.

Agency Market Operations

         Agency Market Operations provides small to mid-size businesses, as well as individuals, a wide range of property/casualty products distributed through one of the broadest independent agency networks in the U.S.

|------------------------------------------------------------------------------------------|
|                                                                                          |
|                                                 THREE MONTHS           SIX MONTHS        |
| PERIOD  ENDED JUNE 30                                                                    |
| (In millions of dollars, except ratio data)  1999          1998    1999          1998    |
|------------------------------------------------------------------------------------------|
|                                                                                          |
| Net written premiums                        $1,439      $1,466     $2,766      $2,878    |
|  Earned premiums                             1,337       1,316      2,696       2,651    |
|  Underwriting loss                            (215)       (172)      (459)       (360)   |
|  Net operating (loss) income                   (14)         28        (47)         48    |
|------------------------------------------------------------------------------------------|
|
|  Combined Ratio                                116.1 %      113.1 %   117.0  %    113.6 %|
|   Loss/LAE Ratio                                83.3         81.7      84.1        81.7  |
|   Dividend Ratio                                 0.3          1.3       0.3         1.4  |
|   Expense Ratio                                 32.5         30.1       32.6       30.5  |
|                                                                                          |
|------------------------------------------------------------------------------------------|

         Agency Market Operations' net written premiums declined $112 million in the first six months of 1999 as compared with the same period in 1998. This decrease was comprised of $221 million in Commercial Insurance (CI) due to aggressive action on rate improvement, re-underwriting and the expansion of CI's reinsurance program to take advantage of a favorable reinsurance market. This decrease was partially offset by an increase in Personal Insurance (PI) of $109 million, due in part to gains in agency premium volume driven by new agency appointments and a new auto tiering program, which allows for the acceptance of a broader range of customers for which to write business.

                                      (23)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         Net written premiums for the second quarter of 1999 declined $27 million from the same quarter in 1998, due primarily to the actions by CI as noted above, offset by the growth in written premium in PI as noted above.

         Underwriting losses increased by $99 million in the first six months of 1999 as compared with the same period in 1998. The combined ratio increased 3.4 points to 117.0. This increase was driven by an increase of 2.4 points in the loss ratio due primarily to unfavorable loss and loss adjustment expense development of $138 million for 1999 as compared with favorable development of $60 million in 1998. Additionally, the 1999 loss ratio was favorably impacted by an improvement in catastrophe losses of $48 million and the new reinsurance treaties. The increase of 2.1 points in the expense ratio was due to restructuring-related charges of $37 million in 1999 and a slightly higher agent commission rate on new CI policies. This was offset by a reduction in the dividend ratio of 1.1 points.

         Underwriting losses for the quarter ended June 30, 1999 were $215 million as compared with $172 million for the same period in 1998. The combined ratio increased 3.0 points to 116.1. The increase is attributable to an increase in the loss ratio of 1.6 points due primarily to a favorable loss development of $37 million in the second quarter of 1998. The expense ratio for the second quarter of 1999 increased 2.4 points as compared with the same period in 1998, primarily due to restructuring-related charges of $16 million in 1999 and a slightly higher agent commission rate on new CI policies.

     CNAF has entered into an agreement to sell its PI to Allstate, via reinsurance agreements. The transaction is anticipated to close by the end of 1999. Under the terms of the agreement, Allstate will acquire the operations of CNA's personal lines business including the reserves and the renewal rights to new business. CNA will receive from Allstate cash of approximately $140 million at the time of closing as well as a royalty fee tied to new and renewal premiums written through the newly created distribution channel. Allstate will continue to sell CNA personal lines products through the 3,800 independent agents who are licensed to sell CNA products. CNA's personal lines business had 1998 earned premiums of $1.7 billion. The personal lines' surplus will remain with CNA. The Company believes there will be no material effect on its operating earnings in 1999 and 2000 as a result of this transaction.

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

|------------------------------------------------------------------------------------|
|                                                                                    |
|                                                  THREE MONTHS         SIX MONTHS   |
| PERIOD  ENDED JUNE 30                                                              |
| (In millions of dollars, except ratio data)  1999     1998    1999        1998     |
|------------------------------------------------------------------------------------|
| Net written premiums                        $241       $264       $508    $562     |
| Earned premiums                              268        309        544     588     |
| Underwriting loss                            (20)       (37)       (34)    (30)    |
| Net operating income                          26         17         55      68     |
|------------------------------------------------------------------------------------|
|                                                                                    |
| Combined Ratio                               107.3%     112.0%     106.3%  105.1%  |
|  Loss/LAE Ratio                               83.2       82.0       82.3    74.9   |
|  Dividend Ratio                                0.1          -        0.1       -   |
|  Expense Ratio                                24.0       30.0       23.9     30.2  |
|                                                                                    |
|------------------------------------------------------------------------------------|

         Specialty Operations' net written premiums declined $54 million, or approximately 10%, in the first six months of 1999, as compared with the same period in 1998. Net written premiums for the quarter ended June 30, 1999 decreased $23 million as compared with the same period in 1998. These decreases were attributable to Specialty's continued resolve to maintain underwriting discipline and a decrease in premium due to the previously announced exit from the agriculture and entertainment insurance lines of business.

         Underwriting losses increased by $4 million in the first six months of 1999 as compared with the same period in 1998. The combined ratio increased 1.2 points to 106.3 and was principally driven by an increase of 7.4 points in the loss ratio offset by a decrease in the expense ratio of 6.3 points. The increase in the loss ratio was primarily due to favorable net reserve development of approximately $46 million realized in 1998. The decrease in the expense ratio was due primarily to lower acquisition costs as well as Specialty's continued focus on expense reduction initiatives. Underwriting losses for the quarter ended June 30, 1999 decreased by $17 million as compared with the same period in 1998. The combined ratio decreased 4.7 points to 107.3 for the quarter, attributable to a 6.0 point decrease in the expense ratio offset by a 1.2 point increase in the loss ratio. As mentioned above, the decrease in the expense ratio was due primarily to lower acquisition costs as well as Specialty's continued focus on expense reduction initiatives.

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

|------------------------------------------------------------------------------------------|
|                                                                                          |
|                                                     THREE MONTHS          SIX MONTHS     |
| PERIOD  ENDED JUNE 30                                                                    |
| (In millions of dollars, except ratio data)      1999       1998       1999        1998  |
|------------------------------------------------------------------------------------------|
|  Net written premiums                           $258         $284      $674      $668    |
|  Earned premiums                                 278          297       531       556    |
|  Underwriting loss                               (21)         (10)      (42)      (14)   |
|  Net operating income                             15           31        29        55    |
| -----------------------------------------------------------------------------------------|
|
|  Combined Ratio                                  107.5 %      103.3 %   108.0 %   102.4 %|
|   Loss/LAE Ratio                                  74.7         71.3      76.1      72.6  |
|   Expense Ratio                                   32.8         32.0      31.9      29.8  |
|                                                                                          |
|------------------------------------------------------------------------------------------|

         CNA Re's net written premiums were virtually unchanged in the first six months of 1999, as compared with the same period in 1998.

         For the second quarter of 1999, net written premiums decreased $26 million, or 9%, as compared with the same period in 1998. This decrease was primarily attributable to a reduction in business written in the Lloyds market due to inadequate pricing.

         Underwriting losses increased by $28 million in the first six months of 1999 as compared with the same period in 1998. When compared to June 30, 1998 the June 30, 1999 combined ratio increased 5.6 points to 108.0. This increase was driven by an increase of 3.5 points in the loss ratio due primarily to an unfavorable change in net reserve development. The increase of 2.1 points in the expense ratio was due primarily to an increase in commission expense in the current year.

         Underwriting losses for the second quarter of 1999 increased by $11 million as compared with the same period in 1998. The combined ratio increased
4.2 points to 107.5  primarily due to an increase in the loss ratio from 71.3 to
74.7. This increase was principally due to an unfavorable change in net reserve development of $27 million.

                                      (26)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


Global Operations

         Global Operations provides marine, commercial property & casualty, surety, warranty and specialty products to both domestic and international customers.

|----------------------------------------------------------------------------------------------|
|                                                                                              |
|                                                  THREE MONTHS             SIX MONTHS         |
| PERIOD  ENDED JUNE 30                                                                        |
| (In millions of dollars, except ratio data)  1999          1998       1999           1998    |
|----------------------------------------------------------------------------------------------|
| Net written premiums                        $258         $270        $525          $492      |
| Earned premiums                              263          242         509           460      |
| Underwriting income (loss)                     3          (18)          2             1      |
| Net operating income (loss)*                  27           (2)         44            28      |
| ---------------------------------------------------------------------------------------------|
|                                                                                              |
| Combined Ratio                                99.1 %      107.3 %     99.5 %         99.9 %  |
|  Loss/LAE Ratio                               53.4         61.4       54.7           58.9    |
|  Dividend Ratio                                0.3          1.0        0.3            0.2    |
|  Expense Ratio                                45.4         44.9       44.5           40.8    |
|                                                                                              |
|----------------------------------------------------------------------------------------------|
* includes minority interest expense

     Global Operations' net written premiums increased $33 million in the first six months of 1999, as compared with the same period in 1998. The increase in premiums is due to an increase in International premiums of $64 million, of which $41 million was due to the acquisition of Maritime Insurance Co., Ltd. CNA Surety also recorded an increase in premiums of $14 million. These increases were partially offset by a $43 million decrease in Marine Office of America Corp. (MOAC) premiums due primarily to adverse premium development in voluntary pools and associations .

         Net written premiums for the second quarter of 1999 decreased $12 million as compared with the same quarter in 1998. The decrease is due primarily to a decrease in MOAC premiums of $23 million and a decrease in Warranty of $9 million, partially offset by an increase of $18 million due to the acquisition of Maritime. The decrease in MOAC premiums is attributable to adverse premium development from the voluntary pools whereas the decrease in Warranty stems from an $8 million reversal of a first quarter premium accrual.

         Underwriting income increased by $1 million in the first six months of 1999 as compared with the same period in 1998 and the combined ratio decreased slightly to 99.5 as of June 30, 1999 from 99.9 for the same period in 1998. The increase in the expense ratio of 3.7 points was due primarily to the effects of the adverse premium development in the voluntary pools while the decrease in the loss ratio of 4.2 points was attributable in large part to a voluntary pool subrogation recovery.

         Underwriting results for the second quarter of 1999 improved $21 million over the second quarter of 1998. The combined ratio also improved 8.2 points period over period, declining to 99.1 for the second quarter of 1999. This improvement is primarily due to an 8.0 point improvement in the loss ratio for the second quarter of 1999. This improvement is due primarily to favorable premium and loss development in the voluntary pools.

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

|------------------------------------------------------------------------------------|
|                                                    THREE MONTHS       SIX MONTHS   |
| PERIOD  ENDED JUNE 30                                                              |
| (In millions of dollars, except ratio data)    1999        1998     1999     1998  |
|------------------------------------------------------------------------------------|
| Net written premiums                         $232        $229      $487     $585   |
| Earned premiums                               212         203       420      429   |
| Underwriting loss                             (14)        (44)       (5)     (86)  |
| Non-insurance revenues                         75          46       147       94   |
| Non-insurance income (loss)                     5         (10)        6      (17)  |
| Net operating income (loss)                    11          (9)       31      (14)  |
|------------------------------------------------------------------------------------|
|                                                                                    |
| Combined Ratio                               106.8  %    121.6 %   101.1 %  120.0 %|
|  Loss/LAE Ratio                               82.0        89.8      75.3     92.9  |
|  Dividend Ratio                                  -         4.5       0.1      4.0  |
|  Expense Ratio                                24.8        27.3      25.7     23.1  |
|                                                                                    |
|------------------------------------------------------------------------------------|

         Net written premiums for Risk Management (RM) declined $98 million, or approximately 17%, in the first six months of 1999, as compared with the same period in 1998. This decrease was primarily due to RM's decision to take advantage of a favorable reinsurance market and cede a larger portion of its direct premiums, as well as the redesign of existing risk management programs. Net written premiums in the second quarter of 1999 as compared to the same period in 1998 were flat.

         Underwriting results improved by $81 million in the first six months of 1999 as compared with the same period in 1998. The combined ratio decreased 18.9 points to 101.1 for the period as compared with 120.0 for the six months ended June 30, 1998, driven in large part to RM's aforementioned decision to change its pricing, capitalize on favorable reinsurance rates and concentrate on program redesign. The increase of 2.7 points in the expense ratio was primarily due to increased acquisition expense resulting from a change in business mix.

         Underwriting results for the second quarter of 1999 improved by $30 million as compared with the same period in 1998. The combined ratio improved as well, decreasing 14.8 points to 106.8. The improvement was driven by declines in the loss ratio of 7.8 points, the dividend ratio of 4.5 points and the expense ratio of 2.5 points.

         Non-insurance operations are conducted by RSKCo, the new total risk management services organization, CNA Risk Services, a captive management operation and Investigative Options. Including restructuring and other related charges, non-insurance operations continued its profit momentum in the second quarter of 1999 and through six months ended June 30, 1999.

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

|---------------------------------------------------------------------------|
|                                                                           |
|                                    THREE MONTHS           SIX MONTHS      |
| PERIOD  ENDED JUNE 30                                                     |
| (In millions of dollars)        1999         1998     1999         1998   |
|---------------------------------------------------------------------------|
|                                                                           |
| Premiums                       $942         $898      $1,809     $1,800   |
| Net operating income (loss)      16           (7)         20          2   |
|                                                                           |
|---------------------------------------------------------------------------|

     Group Operations' premiums were flat for the first six months of 1999 as compared with the same period in 1998, due primarily to an increase of $104 million in Federal Markets as well as an increase of $44 million in Special Benefits and modest growth in Life Reinsurance and Provider Markets. This growth was partially offset by a decline in Health Benefits of $159 million due to the decision to exit the Employer Health and Affinity lines of businesses. Growth in Federal Markets was primarily driven by a higher level of claims upon which premiums are based while the growth in Special Benefits was mainly attributable to disability and accident special risk lines of business.

         Premiums for the second quarter of 1999 increased $44 million as compared with the same period in 1998. The increase is primarily due to growth in Federal Markets of $102 million and a $9 million increase in life reinsurance, partially offset by a decrease of $73 million in Health Benefits due primarily to the decision to exit certain business lines.

         Net operating income increased by $18 million in the first six months of 1999, as compared with the same period in 1998. This improvement is attributable partially to a $7 million decrease in current year losses as a result of Group Operations' decision to exit certain lines of business, as mentioned above. In addition, Special Benefits results improved by $11 million due primarily to improved loss experience on life and disability business.

         Net operating income for the second quarter of 1999 was $16 million as compared with a net operating loss of $7 million for the same period in 1998. This change was again driven by improvement in Health Benefits of $5 million and Special Benefits of $19 million.
                                      (29)

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

|---------------------------------------------------------------------------|
|                                                                           |
|                                THREE MONTHS                SIX MONTHS     |
| PERIOD  ENDED JUNE 30                                                     |
| (In millions of dollars)     1999          1998         1999          1998|
|---------------------------------------------------------------------------|
|                                                                           |
| Premiums                     $ 214         $ 232       $  417       $  457|
| Sales Volume                   857           651        1,530        1,214|
| Net operating income            31            33           67           62|
|                                                                           |
|---------------------------------------------------------------------------|

     Life Operations' continued to have strong sales particularly within retirement services as well as an increasing base of direct premiums for life and long term care. Overall sales volume, which includes premium, pension deposits and other sales not reported as premiums, increased from $1.2 billion for the first six months of 1998 to $1.5 billion for the first six months of 1999. Second quarter 1999 sales were $857 million compared to $651 million in 1998.

         Life Operations' premiums decreased $40 million for the first six months of 1999 as compared with the same period in 1998. The decline was primarily the result of a reinsurance treaty that was completed late in 1998. Premiums for the second quarter of 1999 declined $18 million as compared with the same period in 1998.

         Net operating income for the first six months of 1999 was higher than net operating income for the same period in 1998 due to a combination of lower operating expenses, improved investment results in institutional pension products, and the effect of the new reinsurance treaty. Net operating income for the second quarter of 1999 decreased $2 million as compared with the same period in 1998.

                                      (30)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

Investments:

         Net investment income, as shown in the table below, was approximately $1,031 million and $1,120 million for the six months ended June 30, 1999 and 1998, respectively. Net investment income, for the second quarter of 1999 and 1998 was approximately $519 million and $558 million, respectively. Lower net investment income rates for the first six months of 1999 as compared to the same period in 1998 was the result of declining market interest rates on fixed maturities. The overall investment portfolio yielded 6.0% and 6.4% for the six months ended June 30, 1999 and 1998, respectively.

|--------------------------------------------------------------------------|
|NET INVESTMENT INCOME                                                     |
|                                    THREE MONTHS          SIX MONTHS      |
|PERIODS ENDED JUNE 30            1999         1998    1999          1998  |
|(In millions of dollars)                                                  |
|--------------------------------------------------------------------------|
|Fixed maturities:                                                         |
|  Bonds:                                                                  |
|    Taxable                     $  374        $  373    $  735    $   764 |
|    Tax-exempt                      69            94       149        166 |
|  Redeemable preferred stocks        -             1         -          2 |
|Equity securities                    9             6        15         13 |
|Mortgage loans and real estate       1            15         2         17 |
|Policy loans                         2             5         5          5 |
|Short-term investments              48            53        93        121 |
|Security lending activities-net      7             2        14          5 |
|Other                               18            30        35         59 |
|                                -------       -------   -------     ------|
|                                   528           579     1,048      1,152 |
|Investment expense                  (9)          (21)      (17)       (32)|
|                                -------       -------   --------- --------|
|     NET INVESTMENT INCOME      $  519        $  558    $1,031    $1,120  |
|==========================================================================|

     Realized investment gains, net of tax, for the first six months of 1999 were $253 million, or $1.38 per share, compared with net realized investment gains for the first six months of 1998 of $262 million, or $1.41 per share. Realized investment gains, net of tax, for the second quarter of 1999 were $109 million, or $0.59 per share, compared with net realized investment gains for the second quarter of 1998 of $146 million, or $0.79 per share. The components of the net realized investment gains (losses) are as follows:

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

|-----------------------------------------------------------------------------|
|REALIZED INVESTMENT GAINS (LOSSES)                                           |
|                                        THREE MONTHS          SIX MONTHS     |
|PERIODS ENDED JUNE 30                1999         1998    1999          1998 |
|(In millions of dollars)                                                     |
|-----------------------------------------------------------------------------|
|Bonds:                                                                       |
|  U.S. Government                      $  (82)    $  46   $  (82)    $   96  |
|  Tax-exempt                              (13)       16       13         32  |
|  Asset-backed                             (2)       14        2         27  |
|  Taxable                                 (35)       40      (11)        69  |
|                                       --------   ------- --------   ------- |
|     Total bonds                         (132)      116      (78)       224  |
|Equity securities                         288        17      310         13  |
|Derivative security investments             7        41       34         34  |
|Other, including Separate Accounts         (1)       58      118        144  |
|                                       --------   ------- --------   ------- |
|     Realized investment gains            162       232      384        415  |
|Participating policyholders' interest       5        (2)       5         (7) |
|Income tax expense                        (58)      (84)    (136)      (146) |
|                                       --------   ------- --------   ------- |
|     NET REALIZED INVESTMENT GAINS     $  109     $ 146   $  253     $  262  |
|=============================================================================|

                                      (31)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

|----------------------------------------------------------|---------------|
|SUMMARY OF GENERAL ACCOUNT INVESTMENTS                    |   SIX MONTHS  |
|AT CARRYING VALUE                                         |     ENDED     |
|                                                          |  JUNE 30, 1999|
|                                                          |    CHANGE IN  |
|                                    JUNE 30,  DECEMBER 31,|    UNREALIZED |
|(In millions of dollars)             1999       1998      | GAINS (LOSSES)|
|----------------------------------------------------------|---------------|
|FIXED MATURITY SECURITIES:                                |               |
|U. S. Treasury securities and                             |               |
|Obligations of government agencies  $ 9,020      $ 7,734  |  $  (215)     |
|Asset-backed securities               7,578        8,214  |     (171)     |
|Tax-exempt securities                 4,778        6,321  |     (244)     |
|Taxable                               7,561        7,804  |     (259)     |
|                                    --------     -------- |  --------     |
|   Total fixed maturity securities   28,937       30,073  |     (889)     |
|Equity securities                     3,203        1,970  |    1,286      |
|Short-term investments                6,327        4,037  |        -      |
|Other investments                     1,177        1,097  |       49      |
|                                    --------     -------- |  ---------    |
|   TOTAL INVESTMENTS                $39,644      $37,177  |      446      |
|                                    ========     ======== |               |
|Other, principally Separate Accounts                      |      (79)     |
|Participating policyholders' interest                     |        9      |
|Income tax expense                                        |     (150)     |
|                                                          |   --------    |
|   NET INVESTMENT GAINS                                   |      226      |
|==========================================================|===============|


|---------------------------------------------------------------|
|SHORT-TERM INVESTMENTS:           June 30,       December 31,  |
|                                   1999             1998       |
|---------------------------------------------------------------|
|Security lending collateral         $ 2,411      $   132       |
|Escrow                                  939        1,011       |
|U.S. Treasuries                          85          506       |
|Commercial paper                      1,980        1,398       |
|Money markets                           293          401       |
|Other                                   619          589       |
|---------------------------------------------------------------|
|   TOTAL SHORT-TERM INVESTMENTS     $ 6,327      $ 4,037       |
|===============================================================|


         The Company's general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds, and corporate bonds and equity securities. The Company's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

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

                                      (32)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         The general account portfolio consists primarily of high quality marketable fixed maturity securities, approximately 94.6% of which are rated as investment grade. At June 30, 1999, tax-exempt securities and short-term investments, excluding collateral for securities sold under repurchase agreements, comprised approximately 12.0% and 9.9%, respectively, of the general account's total investment portfolio compared to 17.0% and 10.5%, respectively, at December 31, 1998. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. Short-term investments at both June 30, 1999 and December 31, 1998 are substantially higher than historical levels in anticipation of Fibreboard-related claim payments. At June 30, 1999, the short-term investment portfolio consisted primarily of security lending collateral.

         As of June 30, 1999, the market value of CNA's general account investments in fixed maturities was $28.9 billion with net unrealized investment losses of approximately $327 million. This compares to a market value of $30.1 billion and approximately $562 million of net unrealized investment gains at December 31, 1998. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at June 30, 1999 were $291 million and $618 million, respectively, compared to $818 million and $256 million, respectively, at December 31, 1998.

         Net unrealized investment losses on general account fixed maturities at June 30, 1999 include net unrealized losses on high yield securities of $115 million, compared to net unrealized losses of $101 million on such securities at December 31, 1998. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. CNA's investment in high yield securities in the general account decreased $428 million to approximately $1.6 billion at June 30, 1999 as compared to December 31, 1998.

     In May, 1999, Global Crossing entered into a transaction to merge Frontier Corporation (Frontier) into a subsidiary of Global Crossing. As part of the Frontier merger agreement, certain shareholders of Global Crossing, including the Company, entered into a voting agreement to limit their sales of Global Crossing common stock to ensure that 51% of the outstanding shares of Global Crossing would vote in favor of the merger. A large proportion of those shareholders, including the Company, also agreed to suspend their rights under a shareholders' agreement and a registration rights agreement until the closing of the Frontier transaction. The Frontier merger is expected to close around September 30, 1999. The Company has the right, after the closing (or termination prior to closing) of the Frontier transaction and prior to the December 31, 1999, to require Global Crossing to register under the Act up to 25% of the Company's holdings. The Company's holdings of Global Crossing were not acquired in a public offering, and may not be sold to the public unless the sale is registered or exempt from the registration requirements of the Act. Such exemptions would include sales pursuant to Rule 144 under the Act if such sales meet the requirements of the Rule.

                                      (33)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         On March 25, 1999, Canary Wharf Group P.L.C. (CWG) shares were sold in an initial public offering at a price of (pound)3.30 per share and listed on the London Stock Exchange. CNA received approximately 100 million shares of CWG stock and approximately $144 million in cash. At June 30, 1999, CNA had an approximate 15% ownership interest in CWG accounted for as an available for sale security, with a carrying value of approximately $630 million. The original investors, including CNA, have entered into an agreement with the underwriters, under which they may not sell their shares of CWG prior to September 30, 1999 without the underwriters' consent.

         At June 30, 1999, total Separate Account cash and investments amounted to $4.8 billion with taxable fixed maturity securities representing approximately 76.0% of the Separate Accounts' portfolios. Approximately 59.4% of Separate Account investments are used to fund guaranteed investment contracts for which Continental Assurance Company guarantees principal and a specified rate of return to the contractholders. The duration of fixed maturity securities included in the guaranteed investment contract portfolio is generally matched with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment contract portfolio was $2.7 billion at June 30, 1999 and $3.2 billion at December 31, 1998.

         At June 30, 1999, net unrealized losses were approximately $11 million compared with a net unrealized gains of approximately $64 million at December 31, 1998. The gross unrealized investment gains and losses for the guaranteed investment contract fixed maturity securities portfolio at June 30, 1999 were $28 million and $39 million, respectively, as compared to unrealized gains of $84 million and unrealized losses of $20 million at December 31, 1998.

         High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. Carrying values of high yield securities in the guaranteed investment contract portfolio were $101 million at June 30, 1999 and $269 million at December 31, 1998. Net unrealized investment losses on high yield securities held in Separate Accounts were $3 million at June 30, 1999 and $11 million at December 31, 1998. As of June 30, 1999, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 2.9% of total assets as compared to 4.0% at December 31, 1998.

         Included in CNA's fixed maturity securities at June 30, 1999 (general and guaranteed investment portfolios) are $9.4 billion of asset-backed securities, consisting of approximately 54.2% in collateralized mortgage obligations (CMOs), 18.3% in corporate asset-backed obligations, 11.1% in corporate mortgage backed security pass through obligations, and 16.4% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are corporate mortgage-backed securities, which are actively traded in liquid markets and are priced by broker-dealers. At June 30, 1999, the net unrealized loss related to asset-backed securities was approximately $68 million compared with a net unrealized gain of approximately $163 million at December 31, 1998. CNA limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

                                      (34)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         At June 30, 1999, 35.3% of the general account's fixed maturity securities portfolio was invested in U.S. Government securities, 35.2% in other AAA rated securities and 15.0% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 5.0% U.S. Government securities, 64.0% in other AAA rated securities and 15.7% in AA and A rated securities. These ratings are primarily from Standard & Poor's.

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

         For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. The Company's market risk sensitive instruments presented in the tables on pages 38-39 are classified as held for purposes other than trading. The Company does not generally hold or issue derivatives for trading purposes.

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

                                      (35)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Deutsche Marks, Chilean Pesos, Argentinean Pesos and Japanese Yen. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of forwards for those instruments of which are not matched.

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

         The sensitivity analysis estimates the change in the market value of the Company's interest-sensitive assets and liabilities that were held on June 30, 1999 and December 31, 1998 due to instantaneous parallel changes in the yield curve at the end of the period. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly, the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's income or stockholders' equity. Further, the computations do not contemplate any actions CNA would undertake in response to changes in interest rates.

         The sensitivity analysis assumes an instantaneous shift in market interest rates, with scenarios of interest rates increasing and decreasing 100 and 150 basis points from their levels at June 30, 1999 and December 31, 1998 with all other variables held constant. A 100 and 150 basis point increase in market interest rates would result in a pre-tax decrease in the net financial instrument position of $1.6 billion and $2.4 billion, respectively, at June 30, 1999, compared with $1.7 billion and $2.6 billion, respectively, at December 31, 1998. Similarly, a 100 and 150 basis point decrease in market interest rates would result in a pre-tax increase in the net financial instrument position of $1.7 billion and $2.5 billion, respectively, at June 30, 1999, compared with $1.6 billion and $2.4 billion, respectively, at December 31, 1998.

                                      (36)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         The Company's debt, including certain related interest rate swap agreements, as of June 30, 1999 is denominated in U.S. dollars. At June 30, 1999 and December 31, 1998 approximately 93% of the Company's long-term debt has been issued at or effectively converted to fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 and 150 basis point increase in interest rates on the fixed rate debt would result in a decrease in the market value of the debt by $149 million and $218 million, respectively, at June 30, 1999, compared with $157 million and $229 million, respectively, at December 31, 1998. The impact of a 100 and 150 basis point decrease in market interest rates would result in an increase in the market value of the fixed rate debt by $165 million and $254 million, respectively, at June 30, 1999, compared with $174 million and $268 million, respectively, at December 31, 1998. The impact of a 100 and 150 basis point increase in market interest rates on the variable rate debt would result in additional interest expense of $2 million and $3 million, respectively, at June 30, 1999 and June 30, 1998. A 100 and 150 basis point decrease in interest rates would result in like decreases in interest expense per year.

     Equity price risk was measured assuming an instantaneous 10% and 25% change in the Standard & Poor's 500 Index (the Index) from its level of June 30, 1999 and December 31, 1998, with all other variables held constant. The Company's equity holdings were assumed to be positively correlated with the Index. At June 30, 1999, a 10% and 25% decrease in the Index would result in a $461 million and $1,142 million decrease, respectively, compared with $320 million and $795 million decrease, respectively, at December 31, 1998, in the market value of the Company's equity investments. Of these amounts, $97 million and $242 million, respectively, at June 30, 1999, and $92 million and $229 million, respectively, at December 31, 1998, would be offset by decreases in liabilities to customers under variable annuity contracts. Similarly, increases in the Index would result in like increases in the market value of the Company's equity investments and increases in liabilities to customers under variable annuity contracts.

         The sensitivity analysis also assumes an instantaneous 10% and 20% change in the foreign currency exchange rates versus the U.S. dollar from their levels at June 30, 1999 and December 31, 1998, with all other variables held constant. At June 30, 1999, a 10% and 20% strengthening of the U.S. dollar versus other currencies would result in decreases of $210 million and $420 million, respectively, in the market value of certain financial instruments that are denominated in foreign currencies, compared with $220 million and $441 million, respectively, at December 31, 1998. Weakening of the U.S. dollar versus all other currencies would result in like increases in certain financial instruments that are denominated in foreign currencies.

                                      (37)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


         The following tables reflect the estimated effects on the market value of the Company's financial instruments at June 30, 1999 and December 31, 1998 due to an increase in interest rates of 100 basis points, a decline of 10% in the S&P 500 index and a 10% decline in foreign currency exchange rates.

|-----------------------------------------------------------------------------|
|PERIOD ENDED JUNE 30, 1999             MARKET   INTEREST   CURRENCY  EQUITY  |
|(In millions of dollars)                VALUE   RATE RISK    RISK     RISK   |
|-----------------------------------------------------------------------------|
|  General Account:                                                           |
|   Fixed maturity securities          $ 28,937  $ (1,484)  $  (134)  $  (14) |
|   Equity securities                     3,203         -       (85)    (320) |
|   Short-term investments                6,327        (4)      (41)       -  |
|   Foreign currency forwards                28         4        69        -  |
|   Interest rate swaps                      (2)        6         -        -  |
|   Interest rate caps                        4         3         -        -  |
|   Other derivative securities               8        (2)        -       13  |
|-----------------------------------------------------------------------------|
|     Total General Account              38,505    (1,477)     (191)    (321) |
|-----------------------------------------------------------------------------|
|  Separate Account Business:                                                 |
|   Fixed maturity securities             3,638      (148)      (16)      (6) |
|   Equity securities                       372         -        (2)     (37) |
|   Short-term investments                  481        (1)       (1)       -  |
|   Equity index futures                     18         2         -      (97) |
|   Other derivative securities              (1)        1         -        -  |
|-----------------------------------------------------------------------------|
|      TOTAL SEPARATE ACCOUNT BUSINESS    4,508      (146)      (19)    (140) |
|-----------------------------------------------------------------------------|
|      TOTAL ALL SECURITIES            $ 43,013  $ (1,623)  $  (210)  $ (461) |
|=============================================================================|
|DEBT                                  $ (3,164) $    149   $     -   $    -  |
|=============================================================================|

|-----------------------------------------------------------------------------|
|Period Ended December 31, 1998         Market   Interest   Currency  Equity  |
|(In millions of dollars)                Value   Rate Risk    Risk     Risk   |
|-----------------------------------------------------------------------------|
|  General Account:                                                           |
|   Fixed maturity securities          $ 30,073   $(1,549)   $ (156) $     -  |
|   Equity securities                     1,970         -       (21)    (197) |
|   Short-term investments                4,037       (21)      (43)       -  |
|   Interest rate swaps                     (20)        9         -        -  |
|   Interest rate caps                        1         1         -        -  |
|   Other derivative securities               5         9        21        2  |
|-----------------------------------------------------------------------------|
|     Total General Account              36,066    (1,551)     (199)    (195) |
|-----------------------------------------------------------------------------|
|  Separate Account Business:                                                 |
|   Fixed maturity securities              4,155      (176)      (20)      (3)|
|   Equity securities                        297         -         -      (30)|
|   Short-term investments                   473         -        (1)       - |
|   Equity index futures                       2         4         -      (92)|
|   Other derivative securities                2        (1)        -        - |
|-----------------------------------------------------------------------------|
|     Total Separate Account Business     4,929      (173)      (21)    (125) |
|-----------------------------------------------------------------------------|
|     Total all securities             $ 40,995   $(1,724)   $ (220)  $ (320) |
|=============================================================================|
|Debt                                  $ (3,179)  $   157    $    -   $    -  |
|=============================================================================|

                                      (38)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         The following tables reflect the estimated effects on the market value of the Company's financial instruments at June 30, 1999 and December 31, 1998 due to an increase in interest rates of 150 basis points, a 25% decline in the S&P 500 index and a decline of 20% in foreign currency exchange rates.

|-----------------------------------------------------------------------------|
|PERIOD ENDED JUNE 30, 1999              MARKET   INTEREST   CURRENCY  EQUITY |
|(IN MILLIONS OF DOLLARS)                 VALUE   RATE RISK    RISK     RISK  |
|-----------------------------------------------------------------------------|
|  General Account:                                                           |
|   Fixed maturity securities          $ 28,937   $ (2,204)  $ (267)  $  (36) |
|   Equity securities                     3,203          -     (171)    (799) |
|   Short-term investments                6,327         (6)     (82)       -  |
|   Foreign currency forwards                28          6      139        -  |
|   Interest rate swaps                      (2)         9        -        -  |
|   Interest rate caps                        4          5        -        -  |
|   Other derivative securities               8         (2)       -       43  |
|-----------------------------------------------------------------------------|
|   TOTAL GENERAL ACCOUNT                38,505     (2,192)    (381)    (792) |
|-----------------------------------------------------------------------------|
|  Separate Account Business:                                                 |
|   Fixed maturity securities             3,638       (222)     (31)     (15) |
|   Equity securities                       372          -       (5)     (93) |
|   Short-term investments                  481         (1)      (3)       -  |
|   Equity index futures                     18          3        -     (242) |
|   Other derivative securities              (1)         1        -        -  |
|-----------------------------------------------------------------------------|
|   TOTAL SEPARATE ACCOUNT BUSINESS       4,508       (219)     (39)    (350) |
|-----------------------------------------------------------------------------|
|   TOTAL ALL SECURITIES               $ 43,013   $ (2,411)  $ (420) $(1,142) |
|=============================================================================|
|DEBT                                  $ (3,164)  $    218   $    -  $     -  |
|=============================================================================|

|-----------------------------------------------------------------------------|
|Period Ended December 31, 1998           Market   Interest    Currency Equity|
|(In millions of dollars)                 Value    Rate Risk     Risk    Risk |
|-----------------------------------------------------------------------------|
|  General Account:                                                           |
|   Fixed maturity securities          $ 30,073   $ (2,347)  $ (313) $     -  |
|   Equity securities                     1,970          -      (42)    (493) |
|   Short-term investments                4,037        (31)     (85)       -  |
|   Interest rate swaps                     (20)        14        -        -  |
|   Interest rate caps                        1          1        -        -  |
|   Other derivative securities               5         14       42       10  |
|-----------------------------------------------------------------------------|
|     Total General Account              36,066     (2,349)    (398)    (483) |
|-----------------------------------------------------------------------------|
|  Separate Account Business:                                                 |
|   Fixed maturity securities             4,155       (272)     (41)      (9) |
|   Equity securities                       297          -        -      (74) |
|   Short-term investments                  473         (1)      (2)       -  |
|   Equity index futures                      2          6        -     (229) |
|   Other derivative securities               2         (1)       -        -  |
|-----------------------------------------------------------------------------|
|     Total Separate Account Business     4,929       (268)     (43)    (312) |
|-----------------------------------------------------------------------------|
|     Total all securities             $ 40,995   $ (2,617)  $ (441)  $ (795) |
|=============================================================================|
|Debt                                  $ (3,179)  $    229   $    -   $    -  |
==============================================================================|

                                      (39)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

FINANCIAL CONDITION:

|------------------------------------------------------------------------|
|FINANCIAL POSITION                                June 30, December 31, |
|(In millions of dollars, except per share data)      1999      1998     |
|------------------------------------------------------------------------|
|Assets                                           $ 64,474      $ 62,359 |
|Stockholders' Equity                                9,343         9,157 |
|Accumulated Other Comprehensive Income              1,310         1,064 |
|Book Value per Common Share                         49.91         47.89 |
|========================================================================|

         CNA's assets increased approximately $2.1 billion from December 31, 1998 to $64.5 billion as of June 30, 1999. The major component of this increase was an increase of approximately $2.5 billion in invested assets, primarily in equity securities and short-term investments, including a $2.3 billion increase in collateral on loaned securities. These increases were partially offset by a decrease in fixed maturity securities.

         During the first six months of 1999, CNA's stockholders' equity increased by $187 million, or 2.0%, to $9.3 billion. The major components of this change were a change in accumulated other comprehensive income of $246 million and net income of $149 million. These increases in stockholders' equity were offset by the $200 million redemption of Series G preferred stock from its majority shareholder, Loews Corporation.

         The statutory surplus of the property/casualty subsidiaries was approximately $8.8 billion at June 30, 1999 and $7.6 billion at December 31, 1998. Statutory surplus increased by net income of $345 million and a change in net unrealized investment gains of $1.4 billion, principally attributable to increases in the market values of Canary Wharf and Global Crossings Ltd., as discussed in the investments section of the MD&A. These increases were partially offset by $413 million of reductions in surplus, consisting primarily of dividends to the parent company. The statutory surplus of the life insurance subsidiaries was approximately $1.2 billion at June 30, 1999, compared to $1.1 billion at December 31, 1998.

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

     For the six months ended June 30, 1999, CNA's operating cash flows were a negative $132 million, compared to a negative $579 million for the six months ended June 30, 1998.

     On December 24, 1998, CNAF filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to $600 million in senior and subordinated debt, junior debt, common stock, preferred stock and warrants. This registration statement was amended on April 20, 1999 and became effective on May 10, 1999.

                                      (40)

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

     Based upon its current assessment, CNA estimates that the total cost to replace and upgrade its systems to accommodate Year 2000 processing is expected to be approximately $70 million. As of June 30, 1999, the Company has spent approximately $60 million on Year 2000 readiness matters. However, prior to 1997, the Company did not specifically separate technology charges for Year 2000 from other information technology charges. In addition, while some hardware charges are included in the budget figures, the Company's hardware costs typically are included as part of ongoing technology updates and not specifically as part of the Year 2000 project. All funds spent and to be spent have been or will be financed from current operating funds.

         The Company believes that it will be able to resolve the Year 2000 issue in a timely manner. As of December 1, 1998, all internal application systems had been certified by CNA as being ready for the year 2000. For an internal system to be certified Year 2000 ready by CNA, it had to be tested and accepted as capable of receiving, processing and providing dates and date-related data from, into and between the years 1999 and 2000, and beyond, including leap year calculations. By the end of summer 1999, the Company plans to complete the replacement of minimal amounts of hardware and associated operating system software providing Year 2000 readiness of all information technology infrastructure components.

         Due to the interdependent nature of computer systems, there may be an adverse impact on the Company if banks, independent agents, vendors, insurance agents, third party administrators, various governmental agencies and other business partners fail to successfully address the Year 2000 issue. The Company has sent Year 2000 information packages to more than 12,000 independent agents to encourage them to become Year 2000 ready on a timely basis. The Company also sent Year 2000 information to almost 300,000 business policyholders to increase their awareness of the Year 2000 issue. Similar information packages have been sent to healthcare providers, lawyers and others with whom the Company has business relationships. Because of the interdependent nature of the issue, the Company cannot be sure that there will not be a disruption in its business. To mitigate this impact, the Company is communicating with these various entities to coordinate Year 2000 conversion. In addition, the Company has engaged in interface and Y2K readiness testing with many of its banking relationships. To date, no major problems have been identified. The Company continues to communicate with its bank relationships to conduct appropriate testing.

         As business conditions change, CNA may respond by revising previous Year 2000 strategies or solutions affecting specific systems. In limited cases, a system that was to have been replaced, may instead be renovated to become Year 2000 ready prior to January 1, 2000. The Company believes that these changes will not have a material impact on the results of operations or equity of CNA.

                                      (41)

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

         In addition, certain non-insurance affiliates are not yet Year 2000 ready, but they are expected to be ready on a timely basis. In the event that they are not, the Company does not believe the impact on the Company would be material on the results of operations or equity of CNA. To mitigate this impact, the Company is communicating with these non-insurance affiliates to coordinate Year 2000 conversion.

         The Company also has developed business resumption plans to ensure that the Company is able to continue critical processes through other means in the event that it becomes necessary to do so. Formal strategies have been developed within each business unit and support organization to include appropriate recovery processes and use of alternative vendors. More than 200 strategies have been developed to address all the recovery plans for approximately 400 processes. These plans are being reviewed and updated quarterly.

         In addition, property/casualty insurance companies may have an underwriting exposure related to the Year 2000 issue. There can be no assurances that policyholders will not suffer losses resulting from Year 2000 issues and seek indemnification under insurance polices underwritten by the CNA underwriting companies. Coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the policy. The range of potential insurance exposure created by the Year 2000 problem is sufficiently broad that it is impossible to estimate with any degree of accuracy the extent to which various types of policies issued by the Company may afford coverage for loss or claims. At this time, in the absence of any meaningful claims experience, the Company is unable to forecast the nature and range of the losses, the availability of coverage for the losses, or the likelihood of significant claims. As a result, the Company is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material on the results of operations or equity of CNA.

ACCOUNTING STANDARDS:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. CNA is currently evaluating the effects of this Statement on its accounting and reporting for derivative securities and hedging activities.

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

                                      (42)

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

                                      (43)

                            CNA FINANCIAL CORPORATION

                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On August 16, 1999, CNA Financial Corporation issued a press release announcing the appointment of Robert V. Deutsch as chief financial officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                  Description of Exhibit
                                                         Exhibit        Page
                                                         Number        Number
                                                         -------       ------

     Computation of Net Income per Common Share           11             45
     Computation of Ratio of Earnings to Fixed Charges    12.1           46
     Computation of Ratio of Net Income,
           As Adjusted, to Fixed Charges                  12.2           46
     Financial Data Schedule                              27             47


(b)  REPORTS ON FORM 8-K:

         On June 10, 1999, CNA Financial Corporation filed a report on Form 8-K related to the press release announcing that CNA is selling its personal lines business to Allstate.

                                      (44)

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


                                                CNA FINANCIAL CORPORATION
                                                -------------------------

                                                 S/W. JAMES MACGINNITIE
Date:  August 16, 1999                          By: _________________________
       ---------------                              W. James MacGinnitie
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                      (45)

                                                                         EXHIBIT 11

                            CNA FINANCIAL CORPORATION
                   COMPUTATION OF NET INCOME PER COMMON SHARE

|---------------------------------------------------------------------------------------|
|PERIOD ENDED JUNE 30                                THREE MONTHS       SIX MONTHS      |
|(In millions of dollars, except per share data)  1999        1998   1999       1998    |
|---------------------------------------------------------------------------------------|
|Earnings per share:                                                                    |
|                                                                                       |
|  Net income                                    $ 154       $ 210    $ 149    $  443   |
|  Less preferred stock dividends                    4           2        8         3   |
|                                                ------      ------   ------   ------
|  Net income available to common stockholders   $ 150       $ 208    $ 141    $  440   |
|                                                ======      ======   ======   ======   |
|  Weighted average shares outstanding           184.2       185.4    184.1     185.4   |
|                                                ======      ======   ======   ======   |
|  Net  income per common share                  $0.82       $1.12    $0.77    $ 2.37   |
|                                                ======      ======   ======   =======  |
|---------------------------------------------------------------------------------------|

                                      (46)

                                                               EXHIBIT 12.1
                            CNA FINANCIAL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

|-------------------------------------------------------------------------|
|PERIOD ENDED JUNE 30                             1999              1998  |
|(In millions of dollars, except ratio data)                              |
|-------------------------------------------------------------------------|
|Income before income tax and cumulative effect                           |
| of accounting changes                           $  342        $  615    |
|Adjustments:                                                             |
| Interest expense                                   108           115    |
| Interest element of operating lease rental          22            18    |
|                                                 -------       -------   |
| Income before income tax, as adjusted           $  472        $  748    |
|                                                 =======       =======   |
|                                                                         |
|Fixed charges:                                                           |
| Interest expense                                $  108        $  115    |
| Interest element of operating lease rental          22            18    |
|                                                 -------       -------   |
|Fixed charges                                    $  130        $  133    |
|                                                 =======       =======   |
|Ratio of earnings to fixed charges (1)              3.6           5.6    |
|-------------------------------------------------------------------------|


(1) For purposes of computing this ratio, earnings consist of income before income taxes plus fixed charges of consolidated companies. Fixed charges consist of interest and that portion of operating lease rental expense, which is deemed to be an interest factor for such rentals.

                                                             EXHIBIT 12.2

                            CNA FINANCIAL CORPORATION
                       COMPUTATION OF RATIO OF NET INCOME,
                          AS ADJUSTED, TO FIXED CHARGES


|-------------------------------------------------------------------------|
|PERIOD ENDED JUNE 30                             1999            1998    |
|(In millions of dollars, except ratio data)                              |
|-------------------------------------------------------------------------|
|Net income                                       $  149        $  443    |
|Adjustments:                                                             |
|  Interest expense, after tax                        70            75    |
|  Interest element of operating lease rental,                            |
|  after tax                                          14            12    |
|                                                 -------       --------  |
|Net income, as adjusted                          $  233        $  530    |
|                                                 =======       ========  |
|                                                                         |
|Fixed charges:                                                           |
|   Interest expense, after tax                   $   70        $   75    |
|   Interest element of operating lease rental,                           |
|   after tax                                         14            12    |
|                                                 -------       --------  |
|Fixed charges                                    $   84        $   87    |
|                                                 =======       ========  |
|Ratio of net income, as adjusted, to fixed                               |
| charges (1)                                        2.8           6.1    |
|-------------------------------------------------------------------------|

(1)For purposes of computing this ratio, net income has been adjusted to include fixed charges of consolidated companies, after tax. Fixed charges consist of interest and that portion of operating lease rental expense, which is deemed to be an interest factor for such rentals.
                                      (47)