Form 10-Q
period 1999-09-30
CNA FINANCIAL CORP
filed 1999-11-15
CIK 21175

==============================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended September 30, 1999 Commission File Number 1-5823

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                             Outstanding at November 10, 1999
  ---------------------------------             ------------------------------
      Common Stock, Par value $2.50                       184,396,931
------------------------------------------------------------------------------
                                 Page (1) of (51)

                            CNA FINANCIAL CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION                                        PAGE NO.
-------   ---------------------                                        --------

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

   CONDENSED CONSOLIDATED BALANCE SHEETS
    SEPTEMBER 30, 1999 (Unaudited) and DECEMBER 31, 1998...............    3

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
    AND 1998...........................................................    4

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998..............    5

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
    STATEMENTS (Unaudited) SEPTEMBER 30, 1999..........................    7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS..........................................   16

PART II.  OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.........................   33

              SIGNATURES...............................................   34

EXHIBIT 10    MATERIAL CONTRACT........................................   35

EXHIBIT 11    COMPUTATION OF NET INCOME PER COMMON SHARE...............   49

EXHIBIT 12.1  COMPUTATION OF RATIO OF EARNINGS
              TO FIXED CHARGES.........................................   50

EXHIBIT 12.2  COMPUTATION OF RATIO OF NET INCOME, AS ADJUSTED,
              TO FIXED CHARGES.........................................   50

EXHIBIT 27    FINANCIAL DATA SCHEDULE..................................   51
                                       (2)

                            CNA FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------
                                                                                 September 30,  December 31,
                                                                                   1999         1998
(In millions of dollars, except share data)                                     (Unaudited)
------------------------------------------------------------------------------------------------------------
ASSETS
  Investments:
    Fixed maturities available-for-sale (amortized cost: $27,843 and $29,511)...$27,348      $30,073
    Equity securities available-for-sale (cost: $1,216 and $1,055)..............  2,597        1,970
    Mortgage loans and real estate (less accumulated depreciation: $1 and $1)...     49           62
    Policy loans................................................................    190          177
    Other invested assets.......................................................  1,076          858
    Short-term investments .....................................................  7,571        4,037
                                                                                --------     --------
      TOTAL INVESTMENTS......................................................... 38,831       37,177
  Cash..........................................................................    305          217
  Receivables:
    Reinsurance.................................................................  6,239        6,416
    Insurance ..................................................................  5,725        5,543
    Less allowance for doubtful accounts........................................   (321)        (328)
  Deferred acquisition costs....................................................  2,650        2,422
  Prepaid reinsurance premiums..................................................    513          331
  Accrued investment income.....................................................    394          392
  Receivables for securities sold...............................................    729          255
  Federal income taxes recoverable (includes $101 and $234 due from Loews)......    150          251
  Deferred income taxes.........................................................  1,178          995
  Property and equipment at cost (less accumulated depreciation: $810 and $695).    881          824
  Intangibles...................................................................    360          368
  Other assets..................................................................  1,692        2,293
  Separate account business.....................................................  4,573        5,203
-------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                              $63,899      $62,359
=======================================================================================================

                           CNA FINANCIAL CORPORATION

----------------------------------------------------------------------------------------------------------
                                                                                 September,  December 31,
                                                                                   1999         1998
(In millions of dollars, except share data)                                     (Unaudited)
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Insurance reserves:
     Claim and claim adjustment expense ........................................$28,424      $29,192
     Unearned premiums..........................................................  5,525        5,039
     Future policy benefits.....................................................  5,841        5,418
     Policyholders' funds.......................................................    743          789
  Collateral on loaned securities...............................................  2,668          130
  Payables for securities purchased.............................................    769          316
  Participating policyholders' equity...........................................    124          140
  Debt..........................................................................  2,894        3,160
  Other liabilities.............................................................  3,400        3,611
  Separate account business.....................................................  4,573        5,203
                                                                                --------     ----------
      TOTAL LIABILITIES......................................................... 54,961       52,998
                                                                                --------     ----------


Commitments and contingent liabilities

Minority Interest...............................................................    227          204

Stockholders' equity:
  Common stock ($2.50 par value;
    Authorized - 500,000,000 shares;
    Issued - 185,525,907 shares;
    Outstanding as of September 30, 1999 - 184,396,931 shares,
    Outstanding as of December 31, 1998 -183,889,569 shares)....................    464          464
  Preferred stock...............................................................    150          350
  Additional paid-in capital....................................................    126          126
  Retained earnings.............................................................  7,425        7,258
  Accumulated other comprehensive income........................................    652        1,064
  Treasury stock, at cost.......................................................    (45)         (61)
                                                                                ---------    ----------
                                                                                  8,772        9,201
  Notes receivable from officer stockholders....................................    (61)         (44)
                                                                                ---------    ----------
      TOTAL STOCKHOLDERS' EQUITY................................................  8,711        9,157
-------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $63,899      $62,359
========================================================================================================
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
                                       (3)

                            CNA FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                                         THREE MONTHS        NINE MONTHS
(In millions of dollars, except per share data)                                   1999    1998     1999       1998
---------------------------------------------------------------------------------------------------------------------
Revenues:
 Premiums....................................................................$ 3,329    $ 3,363   $10,274   $10,285
 Net investment income.......................................................    531        521     1,562     1,641
 Realized investment gains (losses), net of participating
 policyholders' interest.....................................................    (81)        95       308       503
 Other  .....................................................................    138        191       551       560
                                                                             ---------  --------  --------  --------
Total revenues                                                                 3,917      4,170    12,695    12,989
                                                                             ---------  --------  --------  --------
Benefits and expenses:
  Insurance claims and policyholders' benefits...............................  2,753      2,807     8,610     8,681
  Amortization of deferred acquisition costs.................................    483        466     1,591     1,561
  Other operating expenses...................................................    585        650     1,819     1,770
  Restructuring and other related charges ...................................     16        220        70       220
  Interest expense...........................................................     55         53       163       168
                                                                             ---------  --------  --------  --------
Total benefits and expenses                                                    3,892      4,196    12,253    12,400
                                                                             ---------  --------  --------  --------
  Income before income tax and cumulative
    effect of a change in accounting principle...............................    25        (26)      442       589
Income tax expense (benefit).................................................    (4)       (12)       87       160
                                                                             ---------  --------  --------  --------
  Income before cumulative effect of a change in accounting principle........    29        (14)      355       429
  Cumulative effect of a change in accounting principle, net of tax..........     -          -      (177)        -
                                                                             ---------  --------  --------  --------
  Net income (loss)..........................................................$   29    $   (14)  $   178   $   429
=====================================================================================================================
BASIC AND DILUTED EARNINGS PER SHARE
Income (loss) before cumulative effect of a change in accounting principle...$ 0.15    $ (0.09)  $  1.87   $  2.29
Cumulative effect of a change in accounting principle, net of tax............     -          -     (0.96)        -
                                                                             --------  --------  --------  --------
Net income (loss)............................................................$ 0.15    $ (0.09)  $  0.91   $  2.29
                                                                             ========  ========  ========  ========
Weighted average outstanding shares of
   common stock (in millions of shares)...................................... 184.3      185.2     184.2     185.2
===================================================================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements.
                                  (Unaudited)
                                      (4)

                            CNA FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30                                                     1999       1998
(In millions of dollars)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ......................................................................$   178  $    429

 Adjustments  to  reconcile  net  income  to  net  cash  flows from  operating activities:
   Minority Interest .............................................................     23        20
   Deferred income tax provision..................................................     46        (2)
   Participating policyholders' interest..........................................      7        15
   Net realized investment gains, pre-tax ........................................   (308)     (503)
   Amortization of intangibles....................................................     18        85
   Amortization of bond discount..................................................   (166)     (165)
   Depreciation...................................................................    141       124
   Changes in:
    Receivables, net..............................................................    (12)     (838)
    Deferred acquisition costs....................................................   (228)     (217)
    Accrued investment income.....................................................     (2)      (29)
    Federal income taxes recoverable..............................................    101       (64)
    Prepaid reinsurance premiums..................................................   (182)      (90)
    Insurance reserves............................................................     98       666
    Other liabilities.............................................................   (194)      (44)
    Other, net....................................................................    331      (117)
                                                                                   -------  ---------
       Total adjustments .........................................................   (327)   (1,159)
                                                                                   -------  ---------
       NET CASH FLOWS FROM OPERATING ACTIVITIES ..................................   (149)     (730)
                                                                                   -------  ---------

Cash flows from investing activities:
Purchase of fixed maturity securities.............................................(36,307)  (28,438)
 Proceeds from fixed maturities:
  Sales........................................................................... 35,509    26,686
  Maturities, calls and redemptions...............................................  2,305     2,655
 Purchases of equity securities...................................................   (735)     (792)
 Proceeds from sale of equity securities..........................................    880       509
 Change in short-term investments................................................. (3,382)      419
 Purchases of property and equipment .............................................   (149)     (175)
 Change in securities sold under repurchase agreements............................  2,538       (95)
 Change in other investments......................................................    100      (229)
 Other, net.......................................................................    (45)      (47)
                                                                                  --------   --------


 NET CASH FLOWS FROM INVESTING ACTIVITIES ........................................    714       493
                                                                                  --------   --------

                           CNA FINANCIAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30                                                      1999      1998
(In millions of dollars)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Dividends paid to preferred shareholders.........................................    (11)       (5)
 Acquisition of treasury stock....................................................      -       (65)
 Principal payments on long-term debt.............................................   (447)     (942)
 Proceeds from issuance of long-term debt.........................................    177     1,012
 Redemption of preferred stock ...................................................   (200)        -
 Other, Net.......................................................................      4       (11)
                                                                                  ---------   -------
      NET CASH FLOWS FROM  FINANCING ACTIVITIES...................................   (477)      (11)
                                                                                  ---------   -------
           Net cash flows.........................................................     88      (248)
Cash at beginning of period.......................................................    217       383
-----------------------------------------------------------------------------------------------------
Cash at end of period                                                             $   305     $ 135
=====================================================================================================
Supplemental disclosures of cash flow information:
 Cash (paid) received:
 Interest expense.................................................................$  (128)    $(147)
 Federal income taxes.............................................................    142      (187)
Non-cash transactions:
 Notes receivable from directors/officer stockholders for sale of treasury stock..     17         -
 Exchange of Canary Wharf Limited Partnership interest into common stock..........    539         -
======================================================================================================

      See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).
                                    (5)

                            CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (Unaudited)
1. Basis of Presentation

         The condensed consolidated financial statements (unaudited) include CNA Financial Corporation (CNAF) and its subsidiaries, which include property/casualty insurance companies (principally Continental Casualty Company and The Continental Insurance Company) and life insurance companies (principally Continental Assurance Company and Valley Forge Life Insurance Company), collectively CNA, or the Company. As of September 30, 1999, Loews Corporation (Loews) owned approximately 86% of the outstanding common stock of CNAF.

         The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 1999. All significant intercompany amounts have been eliminated.

         In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) that are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in CNAF's Annual Report to Shareholders for the year ended December 31, 1998 (incorporated by reference in Form 10-K filed with the Securities and Exchange Commission on March 31, 1999).

         In the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This SOP requires that insurance companies recognize liabilities for insurance-related assessments when an assessment is probable and will be imposed, when it can be reasonably estimated, and when the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements. Adoption of the SOP resulted in an after-tax charge of $177 million.

2. RESTRICTED INVESTMENTS

         On December 30, 1993, CNAF deposited $987 million in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note 3 below. The balance in the escrow account was approximately $1.10 billion at September 30, 1999 and $1.13 billion at December 31, 1998. The majority of the funds are included in short-term investments in the balance sheets and are invested in commercial paper.

     The Company's investment in the equity securities of Global Crossing, Ltd. which is carried at $966 million as of September 30, 1999, are subject to legal restrictions that limit the Company's ability to sell those securities. The Company has the right beginning on March 28, 2000 to require Global Crossing to register under the Securities Act of 1933 (the Act) up to 25% of the Company's holdings and beginning on August 13, 2000 to require Global Crossing to register up to an additional 25% of the Company's holdings.

3. LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

Fibreboard Litigation
                                      (6)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

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

         On June 23, 1999, the Supreme Court reversed the Fifth Circuit decision approving the Global Settlement Agreement by a 7 to 2 vote. On September 22, 1999, the District Court entered judgment disapproving the Global Settlement Agreement. If no appeals are filed from that judgment, it is expected to become final as of November 22, 1999.

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

         On October 12, 1993, Casualty, Pacific Indemnity and Fibreboard entered into the Trilateral Agreement to settle the coverage litigation to operate in the event that the Global Settlement Agreement was disapproved. The Trilateral Agreement calls for payment by Casualty and Pacific Indemnity of an aggregate $2 billion, of which Casualty's portion is approximately $1.46 billion, to Fibreboard to resolve all claims by Fibreboard and all future and certain present asbestos claims arising under the policies issued to Fibreboard by Casualty.

         Under the Trilateral Agreement, Casualty is also obligated to pay prior settlements of present asbestos claims. As a result of the final approval of the Trilateral Agreement, such obligation has become final.

     Through September 30, 1999, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 133,000 claims, for an estimated settlement amount of approximately $1.63 billion plus any applicable interest. Final court approval of the Trilateral Agreement obligated Casualty to pay under these settlements. Of these settlements, Casualty has paid approximately
                                      (7)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

$1.72 billion (including interest of approximately $185 million) through September 30, 1999. Casualty has recovered approximately $700 million of these payments from Pacific Indemnity. In addition, approximately $300 million of these settlements will be deducted from the aggregate $2 billion payable to Fibreboard.

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

ENVIRONMENTAL POLLUTION AND OTHER MASS TORT AND ASBESTOS

         CNA's  property/casualty   insurance  companies  have  potential
exposures related to environmental pollution and other mass tort and asbestos claims.

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

         The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfunds) govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by "Potentially Responsible Parties" (PRPs). Superfund and the mini-Superfunds establish mechanisms to pay for clean-up of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency (EPA) on its National Priorities List (NPL). The addition of new clean-up sites to the NPL has slowed in recent years. Many clean-up sites have been designated by state authorities as well.

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

     A number of proposals to reform Superfund have been made by various parties. However, no reforms have been enacted by Congress in 1999 and it is unclear as to what positions the Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in
                                      (8)

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

some circumstances even if there is no legislation, the federal role in environmental clean-up may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

         Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

         As of September 30, 1999 and December 31, 1998, CNA carried $585 million and $787 million, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims.

     CNA's property/casualty insurance subsidiaries have exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation. Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of September 30, 1999 and December 31, 1998, CNA carried approximately $1.5 billion of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims, including those related to Fibreboard.

     Unfavorable asbestos claim reserve development for the nine months ended September 30, 1999 and 1998 totaled $215 million and $205 million, respectively. Environmental pollution and other mass tort reserves experienced favorable development of $49 million during the nine months ended September 30, 1999 and unfavorable development of $58 million during the nine months ended September 30, 1998.

|---------------------------------------------------------------------------|
|                         SEPTEMBER 30, 1999           DECEMBER 31, 1998    |
|                       ------------------------   -------------------------|
|                          ENVIRONMENTAL           ENVIRONMENTAL            |
|                          POLLUTION AND           POLLUTION AND            |
|                          OTHER MASS                OTHER MASS             |
|(In millions of dollars)     TORT      ASBESTOS       TORT        ASBESTOS |
|-----------------------------------------------   -------------------------|
|Reported claims:                                                           |
|  Gross reserves             $306      $1,564        $291          $1,305  |
|  Reinsurance recoverable     (61)       (316)        (41)            (91) |
|---------------------------------------------------------------------------|
|Net reported claims           245       1,248         250           1,214  |
|Net unreported claims         340         255         537             242  |
|---------------------------------------------------------------------------|
|NET RESERVES                 $585      $1,503        $787          $1,456  |
|===========================================================================|

         The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.
                                      (9)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

4. REINSURANCE

         The effects of reinsurance on earned premiums are shown in the following table.
|------------------------------------------------------------------|
|NINE MONTHS ENDED SEPTEMBER 30         Earned Premiums            |
|                              ------------------------------------|
|                                                                  |
|(In millions of dollars)       Direct     Assumed   Ceded   Net   |
|------------------------------------------------------------------|
|                                                                  |
|1999                                                              |
|   Property/casualty         $ 6,731     $1,237   $  999  $ 6,969 |
|   Accident and health         2,805        117      253    2,669 |
|   Life                          799        139      302      636 |
|------------------------------------------------------------------|
|       TOTAL PREMIUMS        $10,335     $1,493   $1,554  $10,274 |
|==================================================================|
|                                                                  |
|1998                                                              |
|   Property/casualty         $ 6,295     $1,114   $  481  $ 6,928 |
|   Accident and health         2,746        147      202    2,691 |
|   Life                          742        112      188      666 |
|------------------------------------------------------------------|
|       TOTAL PREMIUMS        $ 9,783     $1,373   $  871  $10,285 |
|==================================================================|

         In the table above, life premiums are principally from long duration contracts, property/casualty premiums are from short duration contracts, and approximately 75% of accident and health premiums are from short duration contracts.
                                      (10)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

5. DEBT
-------

         Debt is comprised of the following obligations at September 30, 1999 and December 31, 1998.

|--------------------------------------------------------------------------------------------------|
|                                                                   September 30,     December 31, |
|(In millions of dollars)                                              1999              1998      |
|--------------------------------------------------------------------------------------------------|
|  Variable rate debt:                                                                             |
|      Commercial paper                                              $  675           $  500       |
|      Credit facility--CNAF                                             77              235       |
|      Credit facility--CNA Surety                                      100              113       |
|  Senior notes:                                                                                   |
|      8.25%, due April 15, 1999                                          -              100       |
|      7.25%, due March 1, 2003                                         147              147       |
|      6.25%, due November 15, 2003                                     249              249       |
|      6.50%, due April 15, 2005 debenture                              497              497       |
|      6.75%, due November 15, 2006                                     249              248       |
|      6.45%, due January 15, 2008                                      149              149       |
|      6.60%, due December 15, 2008                                     199              199       |
|      8.375%, due August 15, 2012                                       83               98       |
|      6.95%, due January 15, 2018                                      148              148       |
|7.25%, debenture, due November 15, 2023                                247              247       |
|11.0% secured mortgage notes, due June 30, 2013                          -              157       |
|6.9% - 16.29% secured capital leases, due through December 31, 2001     44               46       |
|Other debt, due through 2019 (rates of 1.0% to 12.71%)                  30               27       |
|--------------------------------------------------------------------------------------------------|
|      TOTAL DEBT                                                    $2,894           $3,160       |
|==================================================================================================|

                                      (11)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

6. COMPREHENSIVE INCOME

     Comprehensive income is comprised of all changes to stockholders' equity, including net income, except those changes resulting from investments by and distributions to owners. The changes in the components of accumulated other comprehensive income are shown below:

|--------------------------------------------------------------------------------------------------|
|PERIOD ENDED SEPTEMBER 30                                 THREE MONTHS            NINE MONTHS     |
(In millions of dollars)                                1999          1998      1999          1998 |
---------------------------------------------------------------------------------------------------|
|Net income (loss)                                      $   29        $ (14)        $  178   $ 429 |
|Other comprehensive income:                                                                       |
|   Change in unrealized gains/losses during the period:                                           |
|       Holding gains (losses) arising during the period  (902)         414           (287)    752 |
|       Unrealized losses (gains) at beginning of period                                           |
|         included in realized gains/losses during the                                             |
|         period                                           (34)          (4)          (287)   (281)|
|   Net change in unrealized gains/losses                 (936)         410           (574)    471 |
|   Foreign currency translation adjustment                 (5)          10             15       6 |
|   Minority interest and other                              3            7             17       8 |
|--------------------------------------------------------------------------------------------------|
|Other comprehensive income (loss), before tax            (938)         427           (542)    485 |
|Income tax benefit (expense) related to other
|   comprehensive income (loss)                            280          162            130     182 |
|--------------------------------------------------------------------------------------------------|
|Other comprehensive income (loss), net of tax            (658)         265           (412)    303 |
|--------------------------------------------------------------------------------------------------|
|Total comprehensive income (loss)                      $ (629)       $ 251         $ (234)  $ 732 |
|==================================================================================================|

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

7. BUSINESS SEGMENTS

         The Company's reportable segments are strategic businesses that offer different types of products and services. The Company has seven segments: Agency Market Operations, Specialty Operations, CNA Re, Global Operations, Risk Management, Group Operations and Life Operations.


     All significant intercompany income and expenses, as well as intercompany dividends, have been eliminated. Certain intrasegment revenues and expenses in the Risk Management segment are eliminated at the Company level. Intrasegment other revenue and benefits and expenses eliminated at the Company level were $51 and $151 for the three and nine months ended September 30, 1999, respectively.
                                      (12)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--continued

|-------------------------------------------------------------------------------------------------------|
|                                                 Agency                                                |
|                                                  Market     Specialty             Global      Risk    |
| THREE MONTHS ENDED SEPTEMBER 30, 1999          Operations  Operations   CNA Re   Operations Management|
|-------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                               |
|Revenues, excluding realized investment gains:                                                         |
|  Premiums                                     $1,278      $  229      $  335     $  258      $  171   |
|  Net investment income                           170          57          42         31          38   |
|  Other                                            16           4          (2)        33          80   |
|-------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized            1,464         290         375        322         289   |
|Total benefits and expenses                     1,495         248         327        296         267   |
|-------------------------------------------------------------------------------------------------------|
|  Operating (loss) income before income tax       (31)         42          48         26          22   |
|Income tax benefit (expense)                       16         (13)        (15)        (7)         (7)  |
|Minority interest                                   -           -           -         (6)          -   |
|-------------------------------------------------------------------------------------------------------|
|Net operating (loss) income (excluding realized
   investment gains/losses and minority interest)  (15)         29          33         13          15   |
|Realized investment gains(losses), net of tax                                                          |
|  and minority interest                           (22)         (7)         (3)        (3)         (4)  |
|-------------------------------------------------------------------------------------------------------|
|NET INCOME (LOSS)                              $  (37)     $   22      $   30     $   10      $   11   |
|=======================================================================================================

|-------------------------------------------------------------------------------------------------------|
|                                                  Group        Life                                    |
| THREE MONTHS ENDED SEPTEMBER 30, 1999          Operations  Operations Corporate Eliminations   Total  |
|-------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                               |
|Revenues, excluding realized investment gains:                                                         |
|  Premiums                                     $  871      $  209      $    (3)   $   (19)    $3,329   |
|  Net investment income                            30         136           27                   531   |
|  Other                                            11          63           57       (124)       138   |
|-------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized              912         408           81       (143)     3,998   |
|Total benefits and expenses                       876         353          165       (143)     3,884   |
|-------------------------------------------------------------------------------------------------------|
|  Operating (loss) income before income tax        36          55          (84)         -        114   |
|Income tax benefit (expense)                      (12)        (19)          33          -        (24)  |
|Minority interest                                   -           -           (2)         -         (8)  |
|-------------------------------------------------------------------------------------------------------|
|Net operating (loss) income (excluding realized
|  investment gains/losses and minority interest)   24          36          (53)         -         82   |
|Realized investment gains(losses), net of tax                                                          |
|and minority interest                              (2)        (12)           -          -        (53)  |
|-------------------------------------------------------------------------------------------------------|
|NET INCOME (LOSS)                              $   22      $   24      $   (53)   $     -     $   29   |
|=======================================================================================================|

|-------------------------------------------------------------------------------------------------------|
|                                                 Agency                                                |
|                                                  Market     Specialty             Global       Risk   |
| THREE MONTHS ENDED SEPTEMBER 30, 1999          Operations  Operations   CNA Re   Operations Management|
|-------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                               |
|Revenues, excluding realized investment gains:                                                         |
|  Premiums                                     $1,254      $  267      $  244     $  238      $  237   |
|  Net investment income                           178          58          39         27          34   |
|  Other                                             9           4          (1)        20          58   |
|-------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized            1,441         329         282        285         329   |
|Total benefits and expenses                     1,516         250         261        285         381   |
|-------------------------------------------------------------------------------------------------------|
|  Operating (loss) income before income tax       (75)         79          21          -         (52)  |
|Income tax benefit (expense)                       40         (23)         (6)         3          12   |
|Minority interest                                   -           -           -        (11)          -   |
|-------------------------------------------------------------------------------------------------------|
|Net operating income (loss) (excluding realized
   investment gains/losses and minority interest)  (35)         56          15         (8)        (40)  |
|Realized investment gains(losses), net of tax                                                          |
|and minority interest                              21           4           6          3           4   |
|-------------------------------------------------------------------------------------------------------|
|NET INCOME (LOSS)                              $  (14)     $   60      $   21     $   (5)      $ (36)  |
|=======================================================================================================|

|-------------------------------------------------------------------------------------------------------|
|                                                  Group        Life                                    |
| THREE MONTHS ENDED SEPTEMBER 30, 1999          Operations  Operations Corporate Eliminations   Total  |
|-------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                               |
|Revenues, excluding realized investment gains:                                                         |
|  Premiums                                     $  931      $  190      $    15   $   (13)    $3,363    |
|  Net investment income                            31         130           24         -        521    |
|  Other                                             7          26           66         2        191    |
|-------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized              969         346          105       (11)     4,075    |
|Total benefits and expenses                     1,030         318          153       (11)     4,183    |
|-------------------------------------------------------------------------------------------------------|
|  Operating (loss) income before income tax       (61)         28          (48)        -       (108)   |
|Income tax benefit (expense)                       23         (10)          14         -         53    |
|Minority interest                                   -           -           (2)        -        (13)   |
|-------------------------------------------------------------------------------------------------------|
|Net operating income (loss) (excluding realized
   investment gains/losses and minority interest   (38)         18          (36)        -        (68)   |
|Realized investment gains(losses), net of tax                                                          |
|and minority interest                               3           3           10         -         54    |
|-------------------------------------------------------------------------------------------------------|
|NET INCOME (LOSS)                              $  (35)     $   21      $   (26)  $     -     $  (14)   |
|=======================================================================================================|

                                      (13)

|                                                 Agency                                                |
|                                                 Market      Specialty            Global      Risk     |
|NINE MONTHS ENDED SEPTEMBER 30, 1998             Operations  Operations   CNA Re  Operations Management|
|-------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                               |
|Revenues, excluding realized investment gains:                                                         |
|  Premiums                                     $3,974      $  773      $  866    $   767     $  591    |
|  Net investment income                           517         174         117        100        111    |
|  Other                                            50          12           -         93        237    |
|-------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized            4,541         959         983        960        939    |
|  investment gains                                                                                     |
|Total benefits and expenses                     4,678         842         895        852        875    |
|-------------------------------------------------------------------------------------------------------|
|  Operating (loss) income before income tax      (137)        117          88        108         64    |
|Income tax benefit (expense)                       75         (32)        (26)       (31)       (17)   |
|Minority interest                                   -           -           -        (20)         -    |
|-------------------------------------------------------------------------------------------------------|
| Net operating (loss) income (excluding                                                                |
|   realized  investment gains/losses and          (62)         85          62         57         47    |
|   minority interest)                                                                                  |
|Realized investment gains (losses), net of tax                                                         |
|and minority interest                             108          35          21          8         17    |
|-------------------------------------------------------------------------------------------------------|
|Income (loss) before cumulative effect of a                                                            |
|  change in accounting principle                   46         120          83         65         64    |
|Cumulative effect of a change in accounting                                                            |
|principle, net of tax                             (93)         (3)          -         (3)       (74)   |
|-------------------------------------------------------------------------------------------------------|
|NET INCOME (LOSS)                              $  (47)     $  117      $   83    $    62     $  (10)   |
|=======================================================================================================|

|                                                 Group        Life                                     |
|NINE MONTHS ENDED SEPTEMBER 30, 1998           Operations  Operations  Corporate  Eliminations  Total  |
|-------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                               |
|Revenues, excluding realized investment gains:                                                         |
|  Premiums                                     $2,680      $  626      $   33    $   (36)     $10,274  |
|  Net investment income                            95         414          34          -        1,562  |
|  Other                                            20          99         173       (143)         551  |
|-------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized            2,805       1,139         240       (179)      12,387  |
|  investment gains                                                                                     |
|Total benefits and expenses                     2,743         980         546       (179)      12,232  |
|---------- --------------------------------------------------------------------------------------------|
|  Operating (loss) income before income tax        62         159        (306)         -          155  |
|Income tax benefit (expense)                      (19)        (55)  -     126          -           21  |
|Minority interest                                   -           -          (1)         -          (21) |
|----------- -------------------------------------------------------------------------------------------|
| Net operating (loss) income (excluding                                                                |
|   realized  investment gains/losses and           43         104        (181)         -          155  |
|   minority interest)                                                                                  |
|Realized investment gains (losses), net of tax                                                         |
|and minority interest                               6         (31)         36          -          200  |
|-------------------------------------------------------------------------------------------------------|
|Income (loss) before cumulative effect of a                                                            |
|  change in accounting principle                   49          73        (145)         -          355  |
|Cumulative effect of a change in accounting                                                            |
|principle, net of tax                              (2)         (2)          -          -         (177) |
|-------------------------------------------------------------------------------------------------------|
|NET INCOME (LOSS)                              $   47     $    71      $ (145)     $   -      $   178  |
|=======================================================================================================|

|                                                 Agency                                                |
|                                                 Market      Specialty            Global        Risk   |
|NINE MONTHS ENDED SEPTEMBER 30, 1998            Operations  Operations   CNA Re  Operations Management |
|-------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                               |
|Revenues, excluding realized investment gains:                                                         |
|  Premiums                                     $3,905      $  855      $  800    $   697     $  666    |
|  Net investment income                           572         189         123         83        110    |
|  Other                                            26          14           4         56        157    |
|-------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized            4,503       1,058         927        836        933    |
|  investment gains                                                                                     |
|Total benefits and expenses                     4,541         886         835        774      1,013    |
|---------- --------------------------------------------------------------------------------------------|
|  Operating (loss) income before income tax       (38)        172          92         62        (80)   |
|Income tax benefit (expense)                       50         (48)        (22)       (20)        26    |
|Minority interest                                   -           -           -        (22)         -    |
|----------- -------------------------------------------------------------------------------------------|
| Net operating (loss) income (excluding                                                                |
|   realized  investment gains/losses and           12         124          70         20        (54)   |
|   minority interest)                                                                                  |
|Realized investment gains (losses), net of tax                                                         |
|and minority interest                             121          37          19         12         22    |
|-------------------------------------------------------------------------------------------------------|
|NET INCOME (LOSS)                              $  133      $  161      $   89    $    32     $  (32)   |
|=======================================================================================================|

|                                                 Group        Life                                     |
|NINE MONTHS ENDED SEPTEMBER 30, 1998           Operations  Operations  Corporate  Eliminations Total   |
|-------------------------------------------------------------------------------------------------------|
|(In millions of dollars)                                                                               |
|Revenues, excluding realized investment gains:                                                         |
|  Premiums                                     $2,731      $  660      $    5    $   (34)     $10,285  |
|  Net investment income                           102         391          71          -        1,641  |
|  Other                                            19          73         215         (4)         560  |
|-------------------------------------------------------------------------------------------------------|
|  Total revenues, excluding realized            2,852       1,124         291        (38)      12,486  |
|  investment gains                                                                                     |
|Total benefits and expenses                     2,915       1,005         446        (38)      12,377  |
|---------- --------------------------------------------------------------------------------------------|
|  Operating (loss) income before income tax       (63)        119        (155)         -          109  |
|Income tax benefit (expense)                       26         (39)  -      53          -           26  |
|Minority interest                                   -           -          (1)         -          (23) |
|----------- -------------------------------------------------------------------------------------------|
| Net operating (loss) income (excluding                                                                |
|   realized  investment gains/losses and          (37)         80        (103)         -          112  |
|   minority interest)                                                                                  |
|Realized investment gains (losses), net of tax                                                         |
|and minority interest                              19          70          17          -          317  |
--------------------------------------------------------------------------------------------------------|
|NET INCOME (LOSS)                              $  (18)     $  150      $  (86)     $   -      $   429  |
|=======================================================================================================|

                                      (14)

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued
                                   (Unaudited)

8. RESTRUCTURING AND OTHER RELATED CHARGES

         As part of the Company's restructuring plan (the Plan) that was initiated in August 1998, restructuring-related charges of $70 million were recorded in the nine months ended September 30, 1999. These charges did not qualify for accrual under generally accepted accounting principles at the end of the third quarter of 1998 and therefore, have been expensed as incurred. The charges included the following:

         In the first nine months of 1999, restructuring-related charges for Agency Market Operations totaled approximately $48 million. The charges included employee severance and outplacement costs of $17 million related to the planned net reduction in the workforce. The Agency Market Operations charges also included consulting costs of $9 million and parallel processing charges of $10 million. Other charges, including relocation and facility charges, totaled approximately $12 million.

         In the first nine months of 1999, restructuring-related charges for Risk Management totaled approximately $8 million. The charges included parallel processing costs of approximately $3 million, employee severance and outplacement costs of approximately $2 million and other charges, including consulting and facility charges, totaling approximately $5 million. Additionally, Risk Management reduced its estimate for lease termination costs by $2 million during the nine months ended September 30, 1999.

         In the first nine months of 1999, restructuring-related charges for Group Operations totaled approximately $5 million. These charges related to employee severance and other charges.

     For the other segments of the Company, restructuring-related charges totaled approximately $9 million for the first nine months of 1999. These charges were primarily for employee termination related costs.

     The following table sets forth the major categories of restructuring accrual and changes therein during 1999.

|-----------------------------------------------------------------------------|
|                                    Employee                                 |
|                                 Termination and    Lease     Business       |
|                                 Related Benefit   Termination  Exit         |
|(In millions of dollars)             Costs          Costs      Costs    Total|
|-----------------------------------------------------------------------------|
|Accrued costs at December 31, 1998   $37             $42       $32      $111 |
|Payments charged against liability   (27)             (7)       12)      (46)|
|Reduction in estimated costs           -              (2)        -        (2)|
|-----------------------------------------------------------------------------|
|Accrued costs at September 30, 1999  $10             $33       $20      $ 63 |
|=============================================================================|

9. BENEFIT PLANS


     During the third quarter of 1999 the Board of Directors approved the CNA Long-Tem Incentive Plan (the Plan) which authorizes the grant of options to management personnel for up to 2,000,000 shares of CNAF's common stock. All options granted have 10-year terms and vest ratably over the four-year period following the date of grant. As of September 30, 1999, options on approximately 299,000 shares had been granted contingent on the approval of the Plan by the shareholders.
                                      (15)

                           CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

     CNAF follows Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," to account for its stock option plan. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant.

10. SUBSEQUENT EVENT

     On October 1, 1999, certain subsidiaries of CNAF completed a previously announced transaction with The Allstate Corporation (Allstate) involving CNA's personal lines insurance business. Approximately $1.2 billion was transferred to Allstate for the policy liabilities assumed. Additionally, CNA received $140 million in cash which consisted of (i) $120 million in commissions for the reinsurance of the CNA personal insurance business by Allstate and (ii) $20 million for an option exercisable during 2002 to purchase common stock of five CNAF subsidiaries.

     CNA will continue to have an ongoing interest in the profitability of CNA's personal lines insurance business and the related successor business through a $75 million equity linked note. In addition, the Company has licensed the "CNA Personal Insurance" trademark and personal insurance distribution system to Allstate for use in Allstate's personal insurance agency business for a period of five years. CNA will receive a royalty fee based on the business volume of personal insurance policies sold through the CNA agents for a period of six years.

                                      (16)

                            CNA FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1999

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto found on pages 3 to 15, which contain additional information helpful in evaluating operating results and financial condition.

         CNA is one of the largest insurance organizations in the United States and based on 1998 net written premiums, is the fifth largest property/casualty company and the thirty-fifth largest life insurance company.

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

     Corporate segment results consist of interest expense on corporate borrowings, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation, financial guarantee insurance contracts, and certain non-insurance operations, principally the operations of Agency Management Systems, Inc. (AMS), an information technology and agency software development subsidiary.

         Pre-tax operating losses, excluding realized investment gains, for the Corporate segment for the first nine months of 1999 increased by $151 million as compared with the same period in 1998. The increase was principally attributable to unfavorable loss reserve development in run-off insurance lines (including Fibreboard), and a settlement of a computer services contract. Pre-tax operating losses, excluding realized investment gains, for the quarter ended September 30, 1999 increased approximately $36 million as compared with the same period in 1998 for the same reason.
                                      (17)

                           CNA FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS - Continued

OPERATING RESULTS

         The following chart summarizes key components of operating results for the three and nine months ended September 30, 1999 and 1998.

|-----------------------------------------------------------------------------------------|
|PERIOD  ENDED SEPTEMBER 30                                 THREE MONTHS   NINE MONTHS    |
|(In millions of dollars)                                  1999     1998   1999    1998   |
|-----------------------------------------------------------------------------------------|
|OPERATING REVENUES                                                                       |
| (excluding realized investment gains/losses):                                           |
| Premiums                                                $3,329  $ 3,363 $10,274 $10,285 |
| Net investment income                                      531      521   1,562   1,641 |
| Other                                                      138      191     551      560|
|                                                         --------------------------------|
|  Total operating revenues (excluding realized                                           |
|  investment gains/losses)                                3,998    4,075  12,387  12,486 |
| Restructuring and related charges                           16      220      70     220 |
| Benefits and expenses                                    3,876    3,976  12,183  12,180 |
|                                                        ---------------------------------|
|    Operating income (loss) before income tax               106     (121)    134      86 |
| Income tax expense (benefit)                                24      (53)    (21)    (26)|
|                                                        ---------------------------------|
|   Net operating income (excluding realized investment                                   |
|   gains/losses)                                             82      (68)    155     112 |
| Realized investment gains (losses), net of tax and                                      |
| minority interest                                          (53)      54     200     317 |
|                                                        ---------------------------------|
|   Income (loss) before cumulative effect of a change in                                 |
|   accounting principle                                                                  |
|                                                             29      (14)    355     429 |
| Cumulative effect of a change in accounting                                             |
|  principle, net of tax                                       -        -    (177)      - |
|                                                        ---------------------------------|
|   NET INCOME (LOSS)                                    $   29    $  (14) $  178 $   429 |
|=========================================================================================|

                            CNA FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS - Continued

==================================================================================================================
BASIC AND DILUTED EARNINGS PER SHARE
Net operating income (loss)..................................................$ 0.43    $ (0.39)  $  0.78   $  0.57
Realized gains (losses), net of tax.......................................... (0.28)      0.30      1.09      1.72       -
Cumulative effect of a change in accounting priniple, net of tax............      -          -     (0.96)        -
                                                                             --------  --------  --------  --------
Net income (loss)............................................................$ 0.15    $ (0.09)  $  0.91   $  2.29
                                                                             ========  ========  ========  ========
Weighted average outstanding shares of
   common stock (in millions of shares)...................................... 184.3      185.2     184.2     185.2
===================================================================================================================

         Net operating income, which excludes net realized investment gains and a cumulative effect of a change in accounting principle, was $155 million, or $0.78 per share, for the first nine months of 1999, compared with net operating income of $112 million, or $0.57 per share, for the same period in 1998. This increase was due primarily to a reduction in restructuring and related charges from $220 million, or $1.18 per share, during the nine months ended September 30, 1998 to $70 million, or $0.38 per share, during the same period in 1999. Net operating income for the first nine months of 1999 includes after-tax catastrophe losses of $173 million as compared with after-tax catastrophe losses of $134 million for the nine months ended September 30, 1998, an increase mainly attributable to damage caused by Hurricane Floyd. Net operating income was $82 million, or $0.43, for the third quarter of 1999, compared to a net operating loss of $68 million, or $0.39 per share, for the same quarter in 1998. Excluding after-tax restructuring-related charges of $10 million, net operating income for the third quarter of 1999 was $92 million, or $0.49 per share. Net operating income for the third quarter of 1999 includes after-tax
                                      (18)

                           CNA FINANCIAL CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - Continued

     catastrophe losses of $78 million as compared with after-tax losses of $39 million for the same period in 1998.

     Net income for the first nine months of 1999 was $178 million, or $0.91 per share, compared with net income of $429 million, or $2.29 per share, for the first nine months of 1998. Included in the net income for the nine months ended September 30, 1999 was a charge of $177 million, net of tax, or $0.96 per share, for the cumulative effect of a change in accounting principle for insurance-related assessments. Net income for the quarter ended September 30, 1999 was $29 million, or $0.15 per share, compared with net loss of $14 million, or $0.09 per share for the same period in 1998.

                            CNA FINANCIAL CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - Continued

AGENCY MARKET OPERATIONS

         Agency Market Operations provides small to mid-size businesses (Commercial Insurance), as well as individuals (Personal Insurance), a wide range of property/casualty products distributed through one of the broadest independent agency networks in the U.S.

|-----------------------------------------------------------------------------|
|PERIOD ENDED SEPTEMBER 30          THREE MONTHS                NINE MONTHS   |
|(In millions of dollars)        1999           1998         1999         1998|
|-----------------------------------------------------------------------------|
|                                                                             |
| Net written premiums         $1,234        $1,191         $4,000     $4,068 |
|  Net earned premiums          1,278         1,254          3,974      3,905 |
|  Underwriting gain (loss)      (197)         (244)          (656)      (604)|
|  Net operating (loss) income    (15)          (35)           (62)        12 |
|-----------------------------------------------------------------------------|
| Combined Ratio                 115.4%         119.5%         116.5%   115.5%|
|  Loss/LAE Ratio                 81.7           81.9           83.3     81.8 |
|  Expense Ratio                  33.1           36.1           32.8     32.3 |
|  Dividend Ratio                  0.6            1.5            0.4      1.4 |
|-----------------------------------------------------------------------------|

     Agency Market Operations' net written premiums declined $68 million in the first nine months of 1999 as compared with the same period in 1998. This was due to a $316 million decrease in Commercial Insurance resulting from aggressive re-underwriting and expansion of reinsurance to take advantage of a favorable reinsurance market. This decrease was partially offset by an increase in Personal Insurance of $216 million, due in part to gains in agency premium volume driven by new agency appointments and a new auto tiering program, which allows for the acceptance of a broader range of customers for which to write business.

     Net written premiums for the third quarter of 1999 increased $43 million from the same quarter in 1998, due primarily to growth in net written premium in Personal Insurance of $107 million, offset by a $73 million decline in Commercial Insurance for the reasons noted above.

     Underwriting losses for the quarter ended September 30, 1999 were $197 million as compared with $244 million for the same period in 1998. The combined ratio for the quarter decreased 4.1 points to 115.4%. The decrease is principally attributable to an improved expense ratio due to reduced restructuring charges recognized in the third quarter of 1999 partially offset by costs incurred to centralize processing in Maitland, Florida. The loss ratio improved slightly as increases caused by greater catastrophe losses, mainly attributable to Hurricane Floyd, and increased losses in other lines were offset by the benefits of reinsurance treaties. For the nine months ending September 30, 1999, the combined ratio increased from 115.5% to 116.5% which is attributable to an increase in the loss ratio
                                      (19)

                           CNA FINANCIAL CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - Continued

mainly resulting from unfavorable development in prior year loss reserves and higher current year losses partially offset by reinsurance. In addition, expenses were slightly higher for the reasons noted above.

     On October 1, 1999, certain subsidiaries of CNAF completed a previously announced transaction with The Allstate Corporation (Allstate) involving CNA's personal lines insurance business. Approximately $1.2 billion was transferred to Allstate for the policy liabilities assumed. Additionally, CNA received $140 million in cash which consisted of (i) $120 million in commissions for the reinsurance of the CNA personal insurance business by Allstate and (ii) $20 million for an option exercisable during 2002 to purchase common stock of five CNAF subsidiaries.

         CNA will continue to have an ongoing interest in the profitability of CNA's personal lines insurance business and the related successor business through a $75 million equity linked note. In addition, the Company has licensed the "CNA Personal Insurance" trademark and personal insurance distribution system to Allstate for use in Allstate's personal insurance agency business for a period of five years. CNA will receive a royalty fee based on the business volume of personal insurance policies sold through the CNA agents and on some related business for a period of six years. The Company believes there will be no material effect on its operating income in 1999 and 2000 as a result of this transaction.

SPECIALTY OPERATIONS

         Specialty Operations provides a broad array of professional, financial and specialty property/casualty products and services distributed through brokers, managing general agencies and independent agencies

|----------------------------------------------------------------------------|
|PERIOD ENDED SEPTEMBER 30           THREE MONTHS             NINE MONTHS    |
|(In millions of dollars)        1999           1998      1999          1998 |
|----------------------------------------------------------------------------|
| Net written premiums           $225          $237        $733         $799 |
|  Net earned premiums            229           267         773          855 |
|  Underwriting gain (loss)       (12)           31         (47)           1 |
|  Net operating income            29            56          85          124 |
|----------------------------------------------------------------------------|
| Combined Ratio                 105.6%         88.3%      106.1%       99.9%|
|  Loss/LAE Ratio                 75.8          68.5        80.3        72.9 |
|  Expense Ratio                  29.8          19.8        25.7        27.0 |
|  Dividend Ratio                  -             -           0.1         -   |
|----------------------------------------------------------------------------|

     Specialty Operations' net written premiums declined $66 million, or approximately 8%, in the first nine months of 1999, as compared with the same period in 1998. Net written premiums for the quarter ended September 30, 1999 decreased $12 million as compared with the same period in 1998. These decreases were attributable to Specialty's continued resolve to maintain underwriting discipline and a decrease in premiums due to the previously announced exit from the agriculture and entertainment insurance lines of business.

     Underwriting losses increased by $48 million in the first nine months of 1999 as compared with the same period in 1998. The combined ratio increased 6.2 points to 106.1%. The increases in the combined ratios were primarily due to higher losses in the 1999 accident year than in the 1998 accident year partially offset in the nine month period by reduced expenses due primarily to lower acquisition
                                      (20)

                           CNA FINANCIAL CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - Continued

costs. For the three months ended September 30, 1999, the increase in the combined ratio was due to higher expenses in 1999 due to certain reinsurance transactions and related adjustments and related commission in 1998. The Company expects that the expense ratio for the three months ended September 30, 1999 will be more representative of the segment's on-going business.

CNA Re

     CNA  Re  serves  as  a  property/casualty  reinsurer,   offering  primarily
traditional treaty reinsurance, with increasing positions in facultative and financial reinsurance.

|----------------------------------------------------------------------|
|PERIOD ENDED SEPTEMBER 30         THREE MONTHS          NINE MONTHS   |
|(In millions of dollars)       1999      1998        1999        1998 |
|----------------------------------------------------------------------|
| Net written premiums          $388      $141        $1,061      $809 |
|  Earned premiums               335       244           866       800 |
|  Underwriting gain (loss)        8       (15)          (34)      (30)|
|  Net operating income           33        15            62        70 |
|----------------------------------------------------------------------|
| Combined Ratio                97.7%    105.9%        104.0%    103.8%|
|  Loss/LAE Ratio               68.7      68.8          73.3      71.5 |
|  Expense Ratio                29.0      37.1          30.7      32.3 |
|----------------------------------------------------------------------|

         For the third quarter of 1999 and for the nine months ended September 30, 1999, net written premiums increased $247 million and $252 million, respectively, as compared with the same periods in 1998. These increases are primarily attributable to expansion of business with existing clients and the continued development of new product lines, and growth in global facultative operations and the Canadian branch.


     Underwriting losses increased by $4 million in the first nine months of 1999 as compared with the same period in 1998. When compared to nine months ended September 30, 1998, the September 30, 1999 combined ratio increased 0.2 points from 103.8% to 104.0%. Catastrophe losses are $34 million greater in the quarter and $14 million greater through nine months. After adjusting for the higher premium volume, through nine months, the increase in catastrophe losses caused a 1.1 point deterioration in the combined ratio. However, because of the late timing of significant catastrophes in the third quarter of 1999, occurring both domestically and internationally, further evaluation is required to ascertain the full impact of such catastrophe losses. The increase in catastrophe losses during the quarter ended September 30, 1999 was offset by a reduction in commission expenses.
                                      (21)

                           CNA FINANCIAL CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - Continued

GLOBAL OPERATIONS

         Global Operations provides marine, commercial property/casualty, surety, warranty and specialty products to both domestic and international customers.

|--------------------------------------------------------------------------|
|PERIOD ENDED SEPTEMBER 30         THREE MONTHS            NINE MONTHS     |
|(In millions of dollars)       1999           1998     1999         1998  |
|--------------------------------------------------------------------------|
| Net written premiums          $311          $245      $837         $737  |
|  Earned premiums               258           238       767          697  |
|  Underwriting gain (loss)      (12)          (26)      (10)         (25) |
|  Net operating income (loss)    13            (8)       57           20  |
|--------------------------------------------------------------------------|
| Combined Ratio                 104.7%        111.0%    101.3%     103.7% |
|  Loss/LAE Ratio                 58.9          60.6      56.1       59.5  |
|  Dividend Ratio                  0.4           0.4       0.3        0.3  |
|  Expense Ratio                  45.4          50.0      44.9       43.9  |
|--------------------------------------------------------------------------|

         Global Operations' net written premiums increased $100 million in the first nine months of 1999, as compared with the same period in 1998. The increase in premiums was due to (i) an increase in international premiums of $74 million, of which $45 million related to the June 30, 1998, acquisition of
Maritime Insurance Co., Ltd, and $17 million of which resulted from business growth in the United Kingdom and continental Europe (ii) an increase in surety premiums of $21 million, primarily due to generally favorable economic conditions for public construction nationwide, and (iii) an increase in premiums in the warranty unit of $19 million, mainly attributable to robust sales of new automobiles. These increases were partially offset by adverse premium development in voluntary pools and associations.

         Net written premiums for the third quarter of 1999 increased $66 million as compared with the same quarter in 1998. The increase is due primarily to (i) an increase in surety premiums due to continued strength in the standard contract segment (ii) an increase in the warranty premiums for the reasons cited above, and (iii) an increase in European operations premium due to expansion in this region.

         Underwriting losses decreased by $14 million and $15 million in the three and nine months ended September 30, 1999 as compared with the same periods in 1998, respectively. When compared to September 30, 1998, the September 30, 1999 combined ratio for the nine month period decreased 2.4 percentage points to 101.3%. Net operating income benefited from a changing mix of business, which reduced exposure to catastrophes and large property losses. Other contributing factors included strong performances by First Insurance Company of Hawaii and CNA Surety Corporation.
                                      (22)

                            CNA FINANCIAL CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - Continued

RISK MANAGEMENT

     Risk  Management  serves  the  property/casualty  needs of  large  domestic
commercial   businesses,   offering  customized  strategies  to  address  risk
management.

|------------------------------------------------------------------------|
|PERIOD ENDED SEPTEMBER 30              THREE MONTHS      NINE MONTHS    |
|(In millions of dollars)              1999     1998     1999     1998   |
|------------------------------------------------------------------------|
|Net written premiums                  $159     $198     $646    $ 783   |
|Earned premiums                        171      237      591      666   |
|Underwriting gain (loss)               (14)     (18)     (49)    (105)  |
|Risk management services revenues       77       58      228      155   |
|Risk management services operating                                      |
|    income (loss)                        1      (51)       6      (62)  |
|Net operating income (loss)             15      (40)      47      (54)  |
|------------------------------------------------------------------------|
|Combined Ratio                        108.4%    108.1%   108.2%   115.7%|
| Loss/LAE Ratio                        75.1      77.9     79.0     87.6 |
| Dividend Ratio                        (0.1)      3.4      -        3.8 |
| Expense Ratio                         33.4      26.8     29.2     24.3 |
|------------------------------------------------------------------------|

         Net written premiums for Risk Management declined $137 million, or approximately 18%, in the first nine months of 1999, as compared with the same period in 1998. This decrease resulted from the Company's decision to take advantage of a favorable reinsurance market and cede a larger portion of its direct premiums, as well as the redesign of existing risk management programs. These operational changes also caused a decrease in net written premiums in the third quarter of 1999 as compared to the same period in 1998.

     Underwriting results improved by $56 million in the first nine months of 1999 as compared with the same period in 1998. The combined ratio decreased 7.5 points to 108.2% for the nine months ended September 30, 1999. The decrease in the three months and nine months loss ratio is attributable to changes in pricing and new reinsurance treaties. The decrease in the dividend ratio for both the three-month and nine-month periods is due to a shift in the business mix away from guaranteed cost and programs that returned dividends to loss sensitive and deductible programs. The increase in the expense ratios is primarily driven by the impact of decreased deferrable acquisition expenses due to larger portions of ceded direct premiums and a minor increase in residual market expenses.

     Risk management services operations consist principally of RSKCo, the new total risk management services organization. The increases in risk management services operating income for the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year are primarily attributable to significant restructuring charges incurred in 1998. Risk management services revenues and expenses include intrasegment revenues that are eliminated at the corporate level. Intrasegment other revenue and benefits and expenses eliminated at the Company level were $51 million and $151 million for the three and nine months ended September 30, 1999, respectively.
                                      (23)

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

|-----------------------------------------------------------------------------|
|PERIOD ENDED SEPTEMBER 30         THREE MONTHS                 NINE MONTHS   |
|(In millions of dollars)       1999           1998          1999        1998 |
|-----------------------------------------------------------------------------|
|                                                                             |
|Premiums                       $871          $931          $2,680     $2,731 |
|Net operating income (loss)      24           (38)             43        (37)|
|-----------------------------------------------------------------------------|

         Group Operations' premiums for the three-month and nine-month periods ended September 30, 1999 decreased $60 million and $51 million, respectively, as compared with the same periods in 1998. These decreases are due primarily to the Company's exit from the Employer Health and Affinity lines of business resulting in the loss of $87 million and $264 million in premiums in the three month and nine month periods ended September 30, 1999, respectively, as compared with the same periods in 1998. The loss of this business has been substantially offset by growth in all other units within this segment.

         Net operating income increased by $80 million in the first nine months of 1999, as compared with the same period in 1998. This improvement is attributable partially to a $48 million decrease in current year losses as a result of Group Operations' decision to exit certain lines of business, as mentioned above. In addition, results improved by $30 million due to improved loss experience on life and disability business.

         Net operating income for the third quarter of 1999 was $24 million as compared with a net operating loss of $38 million for the same period in 1998. This change was again driven by a $47 million decrease in current year losses as a result of Group Operations' decision to exit certain lines of business, as well as improvement in life and disability business results of $14 million.

LIFE OPERATIONS

     Life Operations provides financial protection to individuals through a full product line of insurance, including term life, universal life and long-term care, as well as annuities and viatical settlements. Life Operations also provides retirement products and administration services to pension plans and other institutional buyers.

|-----------------------------------------------------------------------------|
|PERIOD ENDED SEPTEMBER 30         THREE MONTHS                 NINE MONTHS   |
|(In millions of dollars)       1999           1998          1999        1998 |
|-----------------------------------------------------------------------------|
|                                                                             |
|Premiums                       $209          $190          $  626     $  660 |
|Sales Volume                    800           531           2,195      1,660 |
|Net operating income             36            18             104         80 |
|-----------------------------------------------------------------------------|

         Life Operations' continued to have strong sales, particularly in retirement-related products as well as an increasing base of direct premiums for life and long term care. Sales volume is a cash-based measure of business sales, which includes premium and annuity considerations, investment deposits, and other sales activity not reported as premiums. Sales volume increased from $1.7 billion for the first nine months of 1998 to $2.2 billion for the first nine
                                      (24)

                           CNA FINANCIAL CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - Continued

months of 1999. Third quarter 1999 sales volume was $800 million compared to $531 million in 1998.

     Life Operations' premiums decreased $34 million for the first nine months of 1999 as compared with the same period in 1998. The decline was primarily the result of ceding business under a reinsurance treaty that was completed in late 1998. Premiums for the third quarter of 1999 increased $19 million as compared with the same period in 1998.

         Net operating income for the first nine months of 1999 was higher than net operating income for the same period in 1998 due to a combination of lower operating expenses, improved investment results in institutional pension products. Net operating income for the third quarter of 1999 decreased $18 million as compared with the same period in 1998.

INVESTMENTS

         Net investment income, as shown in the table below, was approximately $1.56 billion and $1.64 billion for the nine months ended September 30, 1999 and 1998, respectively. Net investment income, for the third quarter of 1999 and 1998 was approximately $531 million and $521 million, respectively. Lower net investment income for the first nine months of 1999 as compared to the same period in 1998 was the result of declining market interest rates on fixed maturity securities. The fixed maturity securities portfolio yielded 6.0% and 6.6% for the nine months ended September 30, 1999 and 1998, respectively. The following table presents the components of net investment income for the three and nine month periods ended September 30, 1999 and 1998.

|----------------------------------------------------------------------------|
|PERIODS ENDED SEPTEMBER 30      THREE MONTHS                 NINE MONTHS    |
|(In millions of dollars)      1999         1998          1999          1998 |
|----------------------------------------------------------------------------|
|Fixed maturity securities:                                                  |
|  Taxable                       $388       $369        $1,123        $1,135 |
|  Tax-exempt                      58         97           207           263 |
|Equity securities                 14         10            29            23 |
|Mortgage loans and real estate     1        (13)            3             4 |
|Policy loans                       3          3             8             8 |
|Short-term investments            54         61           147           182 |
|Security lending activities-net    7          2            21             7 |
|Other                             19          1            54            60 |
|                                --------------------------------------------|
|                                 544        530         1,592         1,682 |
|Investment expense               (13)        (9)          (30)          (41)|
|----------------------------------------------------------------------------|
|     NET INVESTMENT INCOME      $531        $521        $1,562        $1,641|
|============================================================================|

     Realized investment gains, net of tax, for the first nine months of 1999 were $200 million, or $1.09 per share, compared with net realized investment gains for the first nine months of 1998 of $317 million, or $1.72 per share. Realized investment losses, net of tax, for the third quarter of 1999 were $53 million, or $0.28 per share, compared with net realized investment gains for the third quarter of 1998 of $54 million, or $0.30 per share. The following table presents the components of the net realized investment gains (losses) for the three and nine month periods ended September 30, 1999 and 1998.
                                      (25)

                           CNA FINANCIAL CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - Continued

|----------------------------------------------------------------------------|
|PERIODS ENDED SEPTEMBER 30           THREE MONTHS            NINE MONTHS    |
|(In millions of dollars)             1999        1998     1999          1998|
|----------------------------------------------------------------------------|
|Bonds:                                                                      |
|   U.S. Government                    $   (22)   $  69    $(104)      $ 165 |
|   Tax-exempt                             (36)      26      (23)         58 |
|   Asset-backed                           (15)       3      (13)         30 |
|   Taxable                                (43)      14      (54)         83 |
|                                       -------------------------------------|
|Total bonds                              (116)     112     (194)        336 |
|Equity securities                           6       (1)     316          12 |
|Derivative security investments           (11)      (6)      23          28 |
|Other, including separate accounts         38       (8)     156         136 |
|                                       -------------------------------------|
|Realized investment gains (losses)        (83)      97      301         512 |
|Participating policyholders' interest       2       (2)       7          (9)|
|Income tax benefit (expense)               28      (41)    (108)       (186)|
|                                       -------------------------------------|
|Net realized investment gains (losses),                                     |
|net of tax and minority interest       $  (53)   $  54    $ 200       $ 317 |
|============================================================================|

     Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying financial statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income. The following table presents the carrying values of the Company's investments as of September 30, 1999 and December 31, 1998, and the change in unrealized gains (loss) of those securities included in other comprehensive income for the nine months ended September 30, 1999.

|-----------------------------------------------------------|-----------------|
|                                                           |    NINE MONTHS  |
|                                                           |       ENDED     |
|                                                           |  SEPTEMBER 30,  |
|                                                           |  1999 CHANGE IN |
|                               SEPTEMBER 30,   DECEMBER 31,|     UNREALIZED  |
|(In millions of dollars)            1999            1998   |   GAINS/LOSSES  |
|-----------------------------------------------------------|-----------------|
|FIXED MATURITY SECURITIES:                                 |                 |
|U. S. Treasury securities and                              |                 |
|obligations of government agencies $  8,768         $ 7,734|      $ (233)    |
|Asset-backed securities               7,216           8,214|        (218)    |
|Tax-exempt securities                 4,445           6,321|        (333)    |
|Taxable securities                    6,919           7,804|        (273)    |
|                                   ------------------------|-----------------|
|  Total fixed maturity securities    27,348          30,073|      (1,057)    |
|Equity securities                     2,597           1,970|         466     |
|Short-term investments                7,571           4,037|           -     |
|Other investments                     1,315           1,097|         119     |
|                                   ------------------------|-----------------|
|  TOTAL INVESTMENTS                $ 38,831         $37,177|       (472)     |
|                                   ========================|                 |
|Separate account business and other                        |       (102)     |
|                                                           |-----------------|
|Change in unrealized gains/losses                          |                 |
|reported in other comprehensive                            |                 |
|income                                                     |     $ (574)     |
|                                                           |=================|
|===========================================================|=================|

                                      (26)

                           CNA FINANCIAL CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - Continued

|--------------------------------------------------------------|
|SHORT-TERM INVESTMENTS            September 30,   December 31,|
|(In millions of dollars)             1999            1998     |
|--------------------------------------------------------------|
|U.S. Treasury securities            $    58        $  506     |
|Commercial paper                      5,193         2,406     |
|Money market funds                    1,643           536     |
|Other                                   677           589     |
|--------------------------------------------------------------|
|   TOTAL SHORT-TERM INVESTMENTS     $ 7,571        $4,037     |
|==============================================================|

     The Company's general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds, corporate bonds and equity securities. The Company's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

     The general account portfolio consists primarily of high quality marketable fixed maturity securities, approximately 94.3% of which are rated as investment grade. At September 30, 1999, tax-exempt securities and short-term investments, excluding collateral for securities sold under repurchase agreements, comprised approximately 11.4% and 12.6%, respectively, of the general account's total investment portfolio compared to 17.0% and 10.5%, respectively, at December 31, 1998. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. Short-term investments at September 30, 1999 are substantially higher than historical levels in anticipation of the cash transfer related to the Allstate transaction and Fibreboard-related claim payments.

         As of September 30, 1999, the market value of CNA's general account investments in fixed maturity securities was $27.35 billion with net unrealized investment losses of approximately $495 million. This compares to a market value of $30.07 billion and approximately $562 million of net unrealized investment gains at December 31, 1998. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at September 30, 1999 were $195 million and $690 million, respectively, compared to $818 million and $256 million, respectively, at December 31, 1998.

     Net unrealized investment losses on general account fixed maturity securities at September 30, 1999 include net unrealized losses on high yield securities of $126 million, compared to net unrealized losses of $101 million on such securities at December 31, 1998. High yield securities are bonds rated as below investment grade by bond rating agencies. CNA's investment in high yield securities in the general account decreased $455 million to $1.54 billion at September 30, 1999 as compared to December 31, 1998.

     The Company's largest equity holding in a single issuer is Global Crossing, Ltd. (Global Crossing) common stock. As of September 30, 1999, the Company owned
36.4 million shares, or 8.4% of the outstanding common stock, which was carried at $966 million. Unrealized gains associated with this security approximated $908 million at September 30, 1999.

     In May, 1999, Global Crossing entered into a transaction to merge Frontier Corporation (Frontier) into a subsidiary of Global Crossing. As part of the Frontier merger agreement, certain
                                      (27)

                           CNA FINANCIAL CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - Continued

     shareholders of Global Crossing, including the Company, entered into a voting agreement to limit their sales of Global Crossing common stock to ensure that 51% of the outstanding shares of Global Crossing would vote in favor of the merger. A large proportion of those shareholders, including the Company, also agreed to suspend their rights under a shareholders' agreement and a registration rights agreement until the closing of the Frontier transaction. The voting rights agreement was amended on September 2, 1999 to delay the exercise of those rights described in the previous sentence until the earlier of the termination of the Frontier transaction or six months after the closing of the Frontier transaction. The Frontier transaction closed on September 28, 1999. The Company has the right beginning on March 28, 2000 to require Global Crossing to register under the Securities Act of 1933 (the Act) up to 25% of the Company's holdings and beginning on August 13, 2000 to require Global Crossing to register up to an additional 25% of the Company's holdings. The Company's holdings of Global Crossing were not acquired in a public offering, and may not be sold to the public unless the sale is registered or exempt from the registration requirements of the Act. Such exemptions would include sales pursuant to Rule 144 under the Act if such sales meet the requirements of the Rule.

         At September 30, 1999, total separate account cash, investments and other assets amounted to $4.57 billion with taxable fixed maturity securities representing approximately 77.3% of the separate accounts' portfolios. Approximately 57.0% of separate account investments are used to fund guaranteed investment contracts for which Continental Assurance Company guarantees principal and a specified rate of return to the contractholders. The duration of fixed maturity securities included in the guaranteed investment contract portfolio is generally matched with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment contract portfolio was $2.48 billion at September 30, 1999 and $3.20 billion at December 31, 1998.

     At September 30, 1999, net unrealized losses on the guaranteed investment contract fixed maturity securities portfolio were approximately $32 million compared with a net unrealized gains of approximately $64 million at December 31, 1998. The gross unrealized investment gains and losses for the guaranteed investment contract fixed maturity securities portfolio at September 30, 1999 were $20 million and $52 million, respectively, as compared to unrealized gains of $84 million and unrealized losses of $20 million at December 31, 1998.

         High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. Carrying values of high yield securities in the guaranteed investment contract portfolio were $100 million at September 30, 1999 and $269 million at December 31, 1998. Net unrealized investment losses on high yield securities held in separate accounts were $12 million at September 30, 1999 and $11 million at December 31, 1998. As of September 30, 1999, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 2.9% of total assets as compared to 4.0% at December 31, 1998.

     Included in CNA's fixed maturity securities at September 30, 1999 (general and guaranteed investment contract portfolios) are $8.96 billion of asset-backed securities, consisting of approximately 57.3% in collateralized mortgage obligations (CMOs), 19.4% in corporate asset-backed obligations, 9.5% in corporate mortgage-backed security pass through obligations, and 13.8% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are corporate mortgage-backed
                                      (28)

                           CNA FINANCIAL CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - Continued

securities, which are actively traded in liquid markets and are priced by broker-dealers. At September 30, 1999, the net unrealized loss related to asset-backed securities was approximately $134 million compared with a net unrealized gain of approximately $163 million at December 31, 1998. CNA limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

         At September 30, 1999, 36.1% of the general account's fixed maturity securities portfolio was invested in U.S. Government securities, 35.0% in other AAA rated securities and 14.7% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 2.8% U.S. Government securities, 67.3% in other AAA rated securities and 14.6% in AA and A rated securities. These ratings are primarily from Standard & Poor's Corporation.

FINANCIAL CONDITION

|-------------------------------------------------------------------------|
|BALANCE SHEET DATA                         September 30,   December 31,  |
|(In millions of dollars)                      1999            1998       |
|-------------------------------------------------------------------------|
|Assets                                       $63,899         $62,359     |
|Stockholders' Equity                           8,711           9,157     |
|Accumulated Other Comprehensive Income           652           1,064     |
|=========================================================================|

         CNA's assets increased $1.54 billion from $62.36 billion at December 31, 1998 to $63.90 billion as of September 30, 1999. The major component of this increase was an increase of approximately $1.65 billion in invested assets, primarily in equity securities and short-term investments, including a $2.55 billion increase in collateral on loaned securities to $2.68 billion. These increases were partially offset by a decrease in fixed maturity securities.

         During the first nine months of 1999, CNA's stockholders' equity decreased by $446 million, or 4.8%, to $8.71 billion. The major components of this change were a decrease in accumulated other comprehensive income of $412 million and net income of $178 million. Additionally, stockholders' equity was decreased by the $200 million redemption of Series G Preferred Stock from its majority shareholder, Loews Corporation.

     The statutory surplus of the domestic property/casualty subsidiaries was approximately $7.93 billion at September 30, 1999 and $7.42 billion at December 31, 1998. Statutory surplus increased by net income for the nine months ended September 30, 1999 of $284 million and an increase in net unrealized investment gains for that period of $676 million, principally attributable to increases in the market value of Global Crossings Ltd., as discussed on page 26. These increases were partially offset by $470 million in dividends to the parent company. The statutory surplus of the life insurance subsidiaries was approximately $1.30 billion at September 30, 1999, compared to $1.11 billion at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

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

     For the nine months ended September 30, 1999, CNA's operating cash flows were a negative $149 million, compared to a negative $730 million for the nine months ended September 30, 1998.

     On December 24, 1998, CNAF filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to $600 million in senior debt, subordinated debt, junior debt, common stock, preferred stock and warrants. This registration statement was amended on April 20, 1999 and became effective on May 10, 1999.

     Stockholders'  equity was  decreased  in the second  quarter of 1999 by the
$200  million   redemption  of  Series  G  Preferred  Stock  from  its  majority shareholder, Loews Corporation.

     On August 2, 1999, the Company repaid its 11% Secured Mortgage Notes, due June 30, 2013. The gain realized on the transaction was not significant.

IMPACT OF YEAR 2000

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

         Based upon its current assessment, CNA estimates that the total cost to replace and upgrade its systems to accommodate Year 2000 processing is expected to be approximately $70 million. As of September 30, 1999, the Company has spent approximately $60 million on Year 2000 readiness matters. However, prior to 1997, the Company did not specifically separate technology charges for Year 2000 from other information technology charges. In addition, while some hardware charges are included in the budget figures, the Company's hardware costs typically are included as part of ongoing technology updates and not specifically as part of the Year 2000 project. All funds spent and to be spent have been or will be financed from current operating funds.

         The Company believes that it will be able to resolve the Year 2000 issue in a timely manner. As of December 1, 1998, all internal application systems had been certified by CNA as being ready for the year 2000. For an internal system to be certified Year 2000 ready by CNA, it had to be tested and accepted as capable of receiving, processing and providing dates and date-related data from, into and between the years 1999 and 2000, and beyond, including leap year calculations. Replacement of hardware and associated systems software is now in all material respects complete, providing Year 2000 readiness for CNA's infrastructure components.

         Due to the interdependent nature of computer systems, there may be an adverse impact on the Company if banks, independent agents, vendors, insurance agents, third party administrators, various
                                      (30)

                            CNA FINANCIAL CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - Continued

governmental agencies and other business partners fail to successfully address the Year 2000 issue. The Company has sent Year 2000 information packages to more than 12,000 independent agents to encourage them to become Year 2000 ready on a timely basis. The Company also sent Year 2000 information to almost 300,000 business policyholders to increase their awareness of the Year 2000 issue. Similar information packages have been sent to healthcare providers, lawyers and others with whom the Company has business relationships. Because of the interdependent nature of the issue, the Company cannot be sure that there will not be a disruption in its business. To mitigate this impact, the Company is communicating with these various entities to coordinate Year 2000 conversion. In addition, the Company has engaged in interface and Year 2000 readiness testing with many of its banking relationships. No major problems have been identified. The Company continues to communicate with its bank relationships to conduct appropriate testing.

         As business conditions change, CNA may respond by revising previous Year 2000 strategies or solutions affecting specific systems. In limited cases, a system that was to have been replaced, may instead be renovated to become Year 2000 ready prior to January 1, 2000. The Company believes that these changes will not have a material impact on the results of operations or equity of CNA.

         In addition, non-insurance affiliates are expected to be ready on a timely basis. In the event that they are not, the Company does not believe the impact on the Company would be material on the results of operations or equity of CNA. To mitigate this impact, the Company is communicating with these non-insurance affiliates to coordinate Year 2000 conversion.

         The Company also has developed business resumption plans to ensure that the Company is able to continue critical processes through other means in the event that it becomes necessary to do so. Formal strategies have been developed within each business unit and support organization to include appropriate recovery processes and use of alternative vendors. More than 200 strategies have been developed to address all the recovery plans for approximately 400 processes. These plans are being reviewed and updated quarterly. The Company is also developing a year-end rollover plan to ensure its ability to continue critical processes.

     In addition, property/casualty insurance companies may have an underwriting exposure related to the Year 2000 issue. There can be no assurances that policyholders will not suffer losses resulting from Year 2000 issues and seek indemnification under insurance polices underwritten by the CNA underwriting companies. Coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the policy. The range of potential insurance exposure created by the Year 2000 problem is sufficiently broad that it is impossible to estimate with any degree of accuracy the extent to which various types of policies issued by the Company may afford coverage for losses or claims. Although the Company has received notices of Year 2000-related claims, it is unable to forecast the nature and range of the losses, the availability of coverage for the losses, or the likely frequency or severity of future claims. As a result, the Company is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material on the results of operations or equity of CNA.


ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities". This
                                      (31)

                           CNA FINANCIAL CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - Continued

statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. CNA is currently evaluating the effects of this Statement on its accounting and reporting for derivative securities and hedging activities.

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

FORWARD-LOOKING STATEMENTS

     The statements contained in this management discussion and analysis which are not historical facts are forward-looking statements. When included in this management discussion and analysis, the words "believe," "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and the effect on loss reserves; the performance of reinsurance companies under reinsurance contracts with the Company; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and stocks); changes in foreign, political, social and economic conditions; regulatory initiatives and the costs and other burdens associated with compliance with governmental regulations; judicial decisions and rulings; the effect on the Company with regards to third party corrective actions on Year 2000 compliance; changes in rating agency policies and practices; the results of financing efforts; changes in the Company's composition of operating segments; the actual closing of contemplated transactions and agreements and various other matters and risks (many of which are beyond the Company's control) detailed in this and other of the Company's Securities and Exchange Commission filings. Such filings are available from the Commission, either at the Commission's public reading rooms, or through its website at www.sec.gov. Additionally, copies of some of these filings are available from the Company directly through the office of the Corporate Secretary.

     These  forward-looking  statements  speak  only  as of  the  date  of  this management discussion and analysis. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.
                                      (32)

                           CNA FINANCIAL CORPORATION

                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

            Description of Exhibit
                                                   Exhibit             Page
                                                   Number             Number
                                                   -------            ------
  Material Contract                                   10                35
  Computation of Net Income per Common Share          11                49
  Computation of Ratio of Earnings to Fixed Charges  12.1               50
  Computation of Ratio of Net Income,
       As Adjusted, to Fixed Charges                 12.2               50
  Financial Data Schedule                            27                 51


(b)  REPORTS ON FORM 8-K:

     On October 19, 1999, CNA Financial Corporation filed a report on Form 8-K related to its announcement of CNA's completion of the transfer of its personal lines insurance business to Allstate.
                                      (33)

                            CNA FINANCIAL CORPORATION

                      PART II OTHER INFORMATION - Concluded

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CNA FINANCIAL CORPORATION
                                               --------------------------
                                                S/Robert V. Deutsch
Date:  November 15, 1999                        By: __________________________
       -----------------                            Robert V. Deutsch
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                      (34)

                              EMPLOYMENT AGREEMENT                 EXHIBIT 10

         THIS EMPLOYMENT AGREEMENT (the "Agreement") is made as of the 16th day of August, 1999, by and between CNA Financial Corporation, a Delaware corporation (the "Company"), and Robert V. Deutsch ("Executive"). For purposes of Sections 8 through 16, the "Company" shall include its subsidiaries, affiliates and related entities.

                                   WITNESSETH:

     WHEREAS, the parties desire to enter into this Agreement pertaining to the employment of Executive by the Company;

     NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth below, it is hereby covenanted and agreed by Executive and the Company as follows:

         1. Employment Term. The Company and Executive agree that the Company shall employ Executive on the terms and conditions set forth herein beginning on the Effective Date and continuing through and until December 31, 2002 or such earlier date as of which Executive's employment is terminated in accordance with
Section 6 hereof.  The "Effective  Date" of this  Agreement  shall be August 16,
1999.

         2.       Duties of Executive.

         (a) Executive shall report to the Chairman and Chief Executive Officer referred to hereinafter as the "Chairman" of the Company's subsidiaries, collectively known as the "CNA Companies".

         (b) Executive shall diligently and to the best of his abilities assume, perform, and discharge the duties and responsibilities of Senior Vice President and Chief Financial Officer of the Company and certain of the CNA Companies, as determined by the Chairman consistent with such title. Executive shall devote substantially all of his working time to the performance of his duties as set forth herein and shall not, without the prior written consent of the Chairman, accept other employment or render or perform other services, nor shall he have any direct or indirect ownership interest in any other business which is in competition with the principal business of the Company or its subsidiaries and its affiliates, other than in the form of publicly traded securities constituting less than five percent (5%) of the outstanding securities of a corporation (determined by vote or value) or limited partnership interests constituting less than five percent (5%) of the value of any such partnership. The foregoing shall not preclude Executive from engaging in charitable, professional, and personal investment activities, provided that, in the reasonable judgment of the Chairman, such activities do not materially interfere with his performance of his duties and responsibilities hereunder.

         3.       Compensation.

         (a) Salary. The Company shall pay or cause to be paid to Executive, commencing on the Effective Date (and excluding any periods of unpaid vacation prior to September 8, 1999) and continuing for the period he is employed by the Company hereunder, an annual base salary of FIVE HUNDRED FIFTY THOUSAND AND NO ONE HUNDREDTHS DOLLARS ($550,000.00), payable not less frequently than monthly (the "Base Compensation"). In no event shall Executive's base salary rate be reduced to an amount that is less than the amount specified in this paragraph
(a), or to an amount that is less than the amount that he was previously receiving, without Executive's written consent.
                                      (35)

         (b) Incentive Compensation Award. Executive shall be entitled to an Incentive Compensation Award, in accordance with the CNA Financial Corporation Incentive Compensation Plan for Certain Executive Officers (the "Incentive Compensation Plan") according to the performance criteria and amounts established by the Incentive Compensation Committee (the "Committee") in its August 4, 1999 meeting subject to the annual review and certification by the Committee of the awards. To the extent that any award is performance-based, the award shall be determined based on net income as defined in the Incentive Compensation Plan.

         (c) Long-Term Incentive Awards. During the term of this Agreement, Executive shall be entitled to awards under the CNA Financial Corporation 2000 Long Term Incentive Plan ("LTIP") according to the performance criteria and amounts established by the Committee in its August 4, 1999 meeting and subject to the annual review and certification by the Committee of the awards; provided, however, that any award made in accordance with the terms of the LTIP shall be contingent on approval of the LTIP by the Company's shareholders at the Company's 2000 annual shareholders meeting.

         (d) Restricted Stock. On the Effective Date and subject to Executive becoming a paid employee, Executive shall be granted 10,000 shares of common stock of the Company (the "Stock") which shall bear a restricted transfer legend (the "Restricted Stock"). The Company shall include the Restricted Stock in its next Form S-8 filed under the Securities Act of 1933, as amended (the "Act"). The Company shall not have an obligation to include the Restricted Stock in its next Form S-8 if at such time all of the Restricted Stock may be transferred pursuant to Rule 144 of the Act. Executive shall be entitled to receive any dividends payable on shares of Restricted Stock for which the record date of such dividends is on or after the Vesting Date for such shares; and no dividends shall be payable to or for the benefit of Executive for shares of Restricted Stock the record date for which is prior to the Vesting Date for such shares, or the record date for which is on or after the date, if any, on which Executive has forfeited those shares of Restricted Stock. If the termination of Executive's employment does not occur prior to the Vesting Date with respect to any Installment of shares of Restricted Stock, then, at the Vesting Date for such shares, Executive shall become vested in those shares of Restricted Stock, and shall own the shares free of all restrictions otherwise imposed by this Agreement (other than transfer restrictions imposed by the Securities Act of 1933, as amended or the rules thereto) as follows:

  |------------------------------|----------------------------------------|
  |INSTALLMENT                   | VESTING DATE APPLICABLE TO
  |                              |         INSTALLMENT                    |
  |------------------------------|----------------------------------------|
  |      2,500 Shares            |        December 31, 2000               |
  |------------------------------|----------------------------------------|
  |      2,500 Shares            |        December 31, 2001               |
  |------------------------------|----------------------------------------|
  |      2,500 Shares            |        December 31, 2002               |
  |------------------------------|----------------------------------------|
  |      2,500 Shares            |        December 31, 2003               |
  |------------------------------|----------------------------------------|

         Notwithstanding the foregoing provisions of this paragraph (d), Executive shall become vested in the shares of Restricted Stock, and become owner of the shares free of all restrictions otherwise imposed by this Agreement (other than transfer restrictions imposed by the Securities Act of 1933, as amended or the rules thereto), upon the termination of Executive's employment under circumstances described in paragraph 6.1 (relating to Executive's death or Disability), paragraph 6.3 (relating to termination for convenience of the Company), paragraph 6.4 (relating to termination for Good Reason by Executive), or paragraph 6.6 (relating to non-renewal).
                                      (36)

         (e) Retirement Plan Service. In lieu of the benefit otherwise payable under the CNA Financial Corporation Supplemental Executive Retirement Plan (the "SERP") and as illustrated in Attachment I hereto, Executive shall be entitled to a benefit under the SERP (or, in the discretion of the Company, under another non-qualified plan or arrangement maintained by the Company), in an amount determined as follows:

A pension enhancement in the form of ten additional credited years of service will be provided through the SERP. The additional credited years of service will be earned pro-rata over four years of service. In the event of a termination pursuant to Section 6.1, 6.3, 6.4 or 6.6 , the unvested additional credited years of service will vest immediately. If Executive has less than 60 months of service at time of termination, "compensation" as defined in the SERP will be based on actual average monthly earnings from September 8, 1999 through the date of termination. At the option of either the Company or the Executive, this obligation may be liquidated in the event of a termination pursuant to Section 6.1, 6.3, 6.4 or 6.6. The liquidated present value shall be calculated using annuity factors and interest rates assumed by the SERP at the time of calculation. The basis for the calculation shall be reviewed by the Company's outside pension actuary, if one, and such basis and the details of such calculation shall be made available to the Executive.

This paragraph shall not be construed to increase the deemed age of Executive for purposes of determining his benefits.

         (f) Relocation Allowance. Executive shall be based principally in Chicago, Illinois as reasonably determined by the Chairman. During the initial period of Executive's employment during which he is partially based in a location other than Chicago, the following arrangements shall apply. In connection with his relocation to Chicago, the Company shall make available to him Executive Relocation Package Option 3 with the exception of the "Temporary Living" benefits stated therein. Subject to the first sentence of this subsection, the Company shall reimburse him for weekly transportation to and from such non-Chicago locations at which the Executive may be based from time to time and the Chicago home office and temporary living accommodations while in Chicago, both for a period of no longer than one year after the Effective Date. In addition, in lieu of the benefits of said Relocation Package with respect to loss on sale of a residence, the Company shall reimburse Executive for any losses which he may incur on the sale of either or both of his two existing homes, to the extent that the aggregate losses do not exceed $300,000. Executive shall receive a tax gross-up payment in an amount equal to the aggregate amount of additional Federal, state and local income taxes payable by Executive from time to time by reason of the receipt of such reimbursement under this paragraph
(e), and by reason of his receipt of the gross-up payment.

         (g) Loan to Purchase Stock. On or after the Effective Date, the Company shall extend to the Executive under the CNA Financial Corporation Officer Stock Ownership Plan, a non-recourse loan in an amount sufficient to purchase 100,000 shares of the Stock (the "Stock Loan") on terms agreed upon by the Executive and the Company. The terms offered by the Plan Administration Committee for the purchase of the Stock shall provide the Executive with a window purchase period of at least three weeks. By December 31, 1999 the Company shall also make available to the Executive a non-recourse personal loan in an amount equal to the difference between the Stock Loan and $5 million on terms agreed upon by the Executive and the Company.
                                      (37)

         4. Other Benefits. Commencing on the Effective Date, Executive shall be entitled to participate in the various benefit plans, programs or arrangements established and maintained by the Company from time to time applicable to grade 96 executives of the Company and its subsidiaries. Executive's entitlement to participate in any such plan, program or arrangement shall, in each case, be subject to the terms and conditions thereof. To the extent that the health insurance plan available for grade 96 executives of the Company or its subsidiaries provides for any waiting periods for insurance coverage for Executive, his spouse or his dependents, the Company shall arrange to have such waiting periods waived. The Company confirms that as a grade 96 executive, Executive shall be entitled to twenty (20) vacation days per calendar year.

         5. Expense Reimbursement. Executive shall be entitled to reimbursement by the Company for all reasonable and customary travel and other business expenses incurred by Executive in carrying out his duties under this Agreement, in accordance with the general reimbursement policies adopted by the Company from time to time and applicable generally to other grade 96 executives of the Company or its subsidiaries. The Company will pay the reasonable fees and expenses of legal counsel to Executive in connection with negotiating this Agreement, but if the Executive terminates this Agreement under Section 6.5 on or before December 31, 1999, Executive shall reimburse the Company promptly for such fees and expenses or, at the election of the Company, it shall withhold the amount of such fees and expenses from amounts otherwise due to the Executive.

         6. Termination of Employment. Executive's employment with the Company hereunder shall continue until the date on which his employment is terminated pursuant to this Section 6. Either party may terminate Executive's employment with the Company by written notice to the other party effective as of the date specified in such notice. Upon termination of Executive's employment under this Agreement, the rights of the parties under this Agreement shall be determined pursuant to this Section 6.

         6.1. Death and Disability. In the event of the death of Executive or, at the Company's election, in the event of his Permanent Disability (as defined below) during the term of this Agreement and while Executive is in the employ of the Company, Executive's employment shall terminate. In such event:

     (a) Executive (or his personal representatives, heirs or beneficiaries as the case may be) shall be paid:

         (i) Any unpaid Base Compensation, including credited but unused vacation pay accrued up to the date of such termination.

         (ii) Any unpaid Incentive Compensation Award described in paragraph 3(b) with respect to the performance period prior to Executive's death or Permanent Disability.

         (iii) A pro-rata portion of the amount of the Incentive Compensation Award earned for the performance period in which the termination occurs determined by multiplying the Incentive Compensation Award earned through the end of the performance period in which termination occurs (as determined by actual performance through the end of that period) by the number of days in the performance period prior to the date of termination and dividing such product by the number of days in the performance period.
                                      (38)

        (iv) If Executive's termination of employment occurs before the last day of the Performance Period with respect to a Long-Term Incentive Award, Executive (or Executive's estate) shall be entitled to a payment with respect to the Long-Term Incentive Award in accordance with the terms of the award, with the amount determined as though Executive remained employed by the Company through the end of the Performance Period, and the performance through Executive's date of termination of employment was extrapolated to the end of the period, but subject to a pro rata reduction for the portion of the Performance Period after Executive's termination of employment. Distribution under this paragraph (iv) shall be made as soon as practicable after Executive's date of termination.

         (v) Any unexercised option held by Executive upon termination of employment may be exercised on or after the date of termination only as to that portion of the covered shares for which it was exercisable immediately prior to the date of termination, and may be exercised through the one-year anniversary of such date of termination, but in no event later than the date on which such option would expire if Executive had remained employed by the Company.

         (b) Except as otherwise provided in this Section 6, the rights of Executive or his personal representatives, heirs or beneficiaries under any benefit plan, program or arrangement in which he was participating at the time of his termination, including any benefits which shall have accrued and vested under the terms of any plan, program or arrangement described in Section 4, and his right under any long-term incentive compensation plan, shall remain unaffected and shall be determined by the applicable terms of such plans, programs or arrangements.

For purposes of this Agreement, the term "Permanent Disability" means a physical or mental condition of Executive which, as determined by the Board of Directors of the Company (the "Company Board"), in its sole discretion based on all available medical information, is expected to continue indefinitely and which renders Executive incapable of performing any substantial portion of the services contemplated hereunder.

         6.2. Termination For Cause by the Company. In the event that Executive shall engage in any conduct which the Company's Board, in good faith, shall determine to be fraudulent, a substantial breach of any material provision of this Agreement, willful malfeasance or gross negligence, or inconsistent with the dignity and character of a senior executive of the Company, and only if such conduct is determined by the Board, acting in good faith, to have a material adverse effect on the business of the Company (defined herein as "Cause"), the Company shall have the right to terminate Executive's employment with the Company by written notice to Executive effective as of the date of such notice. Following such termination, the Company shall pay any unpaid Base Compensation accrued through the date of termination, any unpaid Incentive Compensation Award described in paragraph 3(b) with respect to the performance period prior to the date of such termination, and unused vacation time accrued prior to the date of such termination. However, upon such termination, Executive's right to payments or otherwise with respect to any other annual Incentive Award, any Long-Term Incentive Award that is unpaid as of the date of termination, and any option that is unexercised on the date of termination, shall be forfeited, and the Company shall have no further obligations under this Agreement.

         6.3. Termination for Convenience by the Company. In the event that Executive's employment is terminated by the Company for any reason not described in subsections 6.1 or 6.2 above, the obligations of the parties hereto shall be deemed discharged, provided, however, that:
                                      (39)

         (a) The Company shall pay to Executive or his personal representatives, heirs, or beneficiaries, as the case may be, (i) any unpaid Base Compensation, including credited but unused vacation pay accrued up to the date of such termination, (ii) any unpaid Incentive Compensation Award described in paragraph 3(b) with respect to the performance period prior to the date of such termination, and (iii) termination payments at the annual rate equal to:

         (w)  Executive's   annual  rate  of  Base  Compensation  as  in  effect
         immediately prior to his date of termination; plus

         (x) Executive's target annual incentive compensation as previously determined by the Committee; plus

         (y) Executive's target long term cash incentive compensation as previously determined by the Committee; plus

         (z) The cash equivalent of a stock option grant of 25,000 shares of Stock utilizing a methodology to value said option at 48% of the fair market value of 25,000 shares of Stock on the date of termination. Fair market value of the Stock shall be determined by taking the average of the highest and lowest sales prices of the Stock on the date of termination, as reported as the New York Stock Exchange-Composite Transactions for such day, or if the Stock was not traded on the New York Stock Exchange on such day then on the next preceding day on which the Stock was traded, all as reported by The Wall Street Journal, mid-west edition under the heading New York Stock Exchange-Composite Transactions, or, if the Stock ceases to be listed on such exchange, as reported on the principal national securities exchange or national automated stock quotation system on which the Stock is traded or quoted, but in no event shall the price be less than the par value of the Stock.

with such termination payment to be made in substantially equal installments, not less frequently than monthly, for a period of thirty-six (36) months following such termination.

     (b) A pro-rata portion of the amount of the Incentive Compensation Award earned for the performance period in which the termination occurs determined by multiplying the Incentive Compensation Award earned through the end of the performance period in which termination occurs (as determined by actual performance through the end of that period) by the number of days in the performance period prior to the date of termination and dividing such product by the number of days in the performance period.

         (c) If Executive's termination of employment occurs before the last day of the Performance Period with respect to a Long-Term Incentive Award, Executive (or Executive's estate) shall be entitled to a payment with respect to the Long-Term Incentive Award in accordance with the terms of the award, with the amount determined as though Executive remained employed by the Company through the end of the Performance Period, and based on actual performance for the period, but subject to a pro rata reduction for the portion of the Performance Period after Executive's date of termination. Distribution under this paragraph
(c) for the Performance Period shall be made at the normally scheduled time for such distribution (determined without regard to the occurrence of Executive's date of termination).
                                      (40)

         (d) Any unexercised option held by Executive upon termination of employment shall expire on the date of termination (which shall be no earlier than ten business days after notice of such date of termination is sent to the Executive by facsimile transmission) with respect to all covered shares;
provided, however, that the Committee, in its discretion, may provide for extension of the exercise date, except that such extended date may not be later than the earlier of the one-year anniversary of Executive's date of termination or the date on which such option would expire if Executive had remained employed by the Company; and further provided that the Committee may, in its discretion, permit continued vesting of the options during such extension period.

         (e) Except as otherwise provided in this Section 6, the rights of Executive or his personal representatives, heirs, or beneficiaries under any benefit plan, program or arrangement in which he participated at the time of such termination, including any benefits which shall have accrued and vested under the terms of any plan described in Section 4, and his rights under any long-term incentive compensation plan, shall remain unaffected and be determined by the applicable terms of such plans, programs or arrangements.

         6.4.     Termination For Good Reason by Executive.

         (a) In the event that Executive's employment is terminated by Executive for "good reason," the Company's obligations shall be the same as they would have been, and Executive shall receive the same payments and other benefits that he would have received, had the Company terminated his employment pursuant to subsection 6.3.

         (b) For purposes of this Agreement, the term "good reason" means any of the following without Executive's written consent: (i) a change in Executive's reporting relationship such that Executive no longer reports directly to the Chairman; (ii) a reduction in the rate of Executive's Base Compensation; or, with respect to Incentive Compensation payable under Section 3(b), an increase in the performance targets or a reduction in the maximum Incentive Compensation Award (as a percentage of Base Compensation); or with respect to LTIP awards payable under Section 3(c), a reduction in the cash or other benefits the Executive is entitled to receive if the applicable target performance levels are met; or a material reduction in Executive's benefits that is not generally applicable to all senior executives of the Company and the CNA Companies ; or
(iii) a material diminution in Executive's duties and responsibilities as Senior Vice President and Chief Financial Officer or a diminution in his title.

         6.5. Voluntary Resignation by Executive. In the event that Executive's employment is terminated by Executive other than pursuant to subsection 6.4 or as a direct result of his death or Permanent Disability (as described in subsection 6.1), the Company shall pay any unpaid Base Compensation accrued through the date of termination, any unpaid Incentive Compensation Award described in paragraph 3(b) with respect to the performance period prior to the date of such termination, and unused vacation time accrued prior to the date of such termination. However, upon such termination, Executive's right to payments or otherwise with respect to any other annual Incentive Award, any Long-Term Incentive Award that is unpaid as of the date of termination, and any option that is unexercised on the date of termination, shall be forfeited, and the Company have no further obligations under this Agreement. The rights of Executive under any benefit plan, program or arrangement in which he participated at the time of such termination, including any benefits which shall have accrued and vested under the terms of any plan described in Section 4 shall be determined by the applicable terms of such plans, programs or arrangements.
                                      (41)

         6.6. Failure to Extend Agreement. In the event that this Agreement has not been extended or renewed by mutual agreement at the end of its term on December 31, 2002 and the employment of Executive continues, then the following shall apply:

         (a) Such employment shall constitute an employment at will from month to month. During Executive's employment following December 31, 2002, (i) he shall receive salary at the annual rate of 300% of his annual Base Compensation as of December 31, 2002; (ii) the terms of this Agreement that governed Executive's benefits and perquisites prior to January 1, 2003 will continue to apply, and will be in addition to Executive's salary specified in clause (i) above; (iii) Executive shall be entitled to payment with respect to the Incentive Compensation Award for calendar year 2002 and LTIP awards for the performance period ending December 31, 2002 to the extent provided by this Agreement, but Executive will not be entitled to an Incentive Compensation Award, or LTIP awards or any other incentive compensation award for performance periods beginning after December 31, 2002.

         (b) If the Company terminates Executive's employment following December 31, 2002, or if the Company and Executive shall not have mutually agreed to the terms of, and entered into, a new employment prior to March 31, 2003, then Executive's employment shall terminate on April 1, 2003, and the Company's obligations shall be the same as they would have been, and Executive shall receive the same payments and other benefits that he would have received, had the Company terminated his employment pursuant to subsection 6.3.

         7. Parachute Payment Gross-Up. In the event any payments made to Executive under this Agreement shall be found to constitute an "excess parachute payment" within the meaning of section 280(G) of the Internal Revenue Code or other payment subject to a federal excise tax, the Company shall pay to Executive an amount equal to the amount of such excise tax, plus a tax gross-up payment in the amount of the aggregate additional federal, state, and local income, excise or other taxes payable by Executive with respect to the receipt of such excise tax payment.

         8. Confidentiality. Executive agrees that, while he is employed by the Company, and at all times thereafter, he shall continue to hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company and any other business or entity in which at any relevant time it holds greater than a 10% equity (voting or non-voting) interest that shall have been obtained by Executive during and by reason of his employment by or affiliation with the Company and that shall not be public knowledge other than by acts of Executive or his representative ("Confidential Material"). Executive shall not, without the prior written consent of the Chairman, communicate or divulge any Confidential Material to anyone other than the Company and those individuals or entities designated by the Company.

         9. Competition. Executive hereby agrees that, while he is employed by the Company, and for a period of 24 months following the date of his termination of employment with the Company for any reason, he will not, directly or indirectly, without the prior written approval of the Chairman, enter into any business relationship (either as principal, agent, board member, officer, consultant, stockholder, employee or in any other capacity) with any business or other entity that at any relevant time competes in any respect with any of the principal businesses of the Company (a "Competitor"); provided, however, that such prohibited activity shall not include the ownership of less than 5% of the voting securities of any publicly traded corporation (determined by vote or value) or limited partnership interests constituting less than five percent (5%) of the value of any such partnership regardless of the business of such corporation. Upon the written request of Executive, the Chairman will determine whether a business or other entity constitutes a "Competitor" for purposes of this Section 9; provided that the Chairman may require Executive to provide such information as the Chairman reasonably determines to be necessary to make such determination; and further provided that the current and continuing effectiveness of such
                                      (42)
determination may be conditioned on the accuracy of such information, and on such other factors as the Chairman may reasonably determine. The foregoing restrictions shall not be applicable in the event of his termination pursuant to
Section 6.5 unless the Company gives the Executive written notice that it desires such restrictions to apply and makes the payments described in the last sentence of this section. Said notice shall be given in writing within ten days of the Executive's termination and shall designate the number of months of the restriction period not to exceed twenty-four (24) months subsequent to the date of termination. For each such month designated, the Company shall pay the Executive 1.5 times the monthly proration of the amount of compensation he would have received pursuant to subsection 6.3(a)(iii) had the Company terminated his employment for convenience. Each month's compensation shall be payable on the last day of each month during the period designated.

         10. Solicitation. Executive agrees that while he is employed by the Company, and for a period of thirty-six (36) months following his termination of employment with the Company for any reason, he will not employ, offer to employ, engage as a consultant, or form an association with any person who is then, or who during the preceding one year was, an employee of the Company, nor will he assist any other person in soliciting for employment or consultation any person who is then, or who during the preceding one year was, an employee of the Company. The foregoing restrictions in this section shall not be applicable in the event of his termination pursuant to Section 6.5, unless the Company gives the Executive written notice that Section 9 above shall apply and makes the payments described in the last sentence of Section 9. For each month designated in Section 9, the Executive shall be bound by the restrictions in this section for 1.5 times the number of months designated in Section 9, rounded down to the nearest whole day. By way of illustration, payments pursuant to Section 9 for a period of twenty-four (24) months shall cause this restriction to be applicable for thirty-six (36) months.

         11. Non-Interference. Executive agrees that while he is employed by the Company, and for a period of thirty-six (36) months following his termination of employment with the Company for any reason, he will not disturb or attempt to disturb any business relationship or agreement between the Company and any other person or entity. The foregoing restrictions shall not be applicable in the event of his termination pursuant to Section 6.5, unless the Company gives the Executive written notice that Section 9 above shall apply and makes the payments described in the last sentence of Section 9. For each month designated in
Section 9, the Executive shall be bound by the  restrictions in this section for
1.5 times the number of months designated in Section 9, rounded down to the nearest whole day. By way of illustration, payments pursuant to Section 9 for a period of twenty-four (24) months shall cause this restriction to be applicable for thirty-six (36) months.

         12. Assistance with Claims. Executive agrees that, while he is employed by the Company, and for a reasonable period (not less than 60 months) thereafter, he will be available, on a reasonable basis, to assist the Company in the prosecution or defense of any claims, suits, litigation, arbitrations, investigations, or other proceedings, whether pending or threatened ("Claims") that may be made or threatened by or against the Company. Executive agrees, unless precluded by law, to promptly inform the Company if he is requested (i) to testify or otherwise become involved in connection with any Claim against the Company or (ii) to assist or participate in any investigation (whether governmental or private) of the Company or any of their actions, whether or not a lawsuit has been filed against the Company relating thereto. For periods following the 36-month anniversary of the date of Executive's termination of employment with the Company, the Company agrees to provide reasonable compensation to Executive for such assistance. The Company also shall reimburse the Executive or cause the Executive to be reimbursed for any out-of-pocket expenses reasonably incurred by the Executive in complying with this section.
                                      (43)

         13. Return of Materials. Executive shall, at any time upon the request of the Company, and in any event upon the termination of his employment with the Company, for whatever reason, immediately return and surrender to the Company all originals and all copies, regardless of medium, of property belonging to the Company, created or obtained by Executive as a result of or in the course of or in connection with his employment with the Company regardless of whether such items constitute proprietary information, provided that Executive shall be under no obligation to return written materials acquired from third parties which are generally available to the public. Executive acknowledges that all such materials are, and will remain, the exclusive property of the Company.

         14. Effect of Breach. Executive acknowledges that his violation of the covenants set forth in Sections 8, 9, 10, 11 and 13 could cause the Company irreparable harm and he agrees that the Company shall be entitled to injunctive relief restraining Executive from actual or threatened breach of the covenants and that if bond is required to be posted in order for the Company to secure such relief said bond need only be in a nominal amount. The right of the Company to seek injunctive relief shall be in addition to any other remedies available to the Company with respect to an alleged or threatened breach.

         15. Limitation on Remedies. The Company shall not be entitled to suspend payments otherwise due to Executive by reason of Executive's violation of Sections 8, 9, 10, 11 and 13 (whether before or after a judgment is obtained by the Company against Executive). The Company shall not be entitled to set off against the amounts payable to Executive under this Agreement any amounts owed to the Company by Executive. Nothing in this Section 15 shall limit the Company's remedies in the case of Executive's violation of this Agreement, except as otherwise specifically provided in this Section 15.

         16. Effect of Covenants. Nothing in Sections 8 through 15 shall be construed to adversely affect the rights that the Company would possess in the absence of the provisions of such Sections and related entities.

         17. Revision. The parties hereto expressly agree that in the event that any of the provisions, covenants, warranties or agreements in this Agreement are held to be in any respect an unreasonable restriction upon Executive or are otherwise invalid, for whatsoever cause, then the court or arbitrator so holding is hereby authorized to (a) reduce the territory to which said covenant, warranty or agreement pertains, the period of time in which said covenant, warranty or agreement operates or the scope of activity to which said covenant, warranty or agreement pertains or (b) effect any other change to the extent necessary to render any of the restrictions contained in this Agreement enforceable.

         18. Severability. Each of the terms and provisions of this Agreement is to be deemed severable in whole or in part and, if any term or provision of the application thereof in any circumstances should be invalid, illegal or unenforceable, the remaining terms and provisions or the application thereof to circumstances other than those as to which it is held invalid, illegal or unenforceable, shall not be affected thereby and shall remain in full force and effect.

         19. Binding Agreement; Assignment. This Agreement shall be binding upon the parties hereto and their respective heirs, successors, personal representatives and assigns. The Company shall have the right to assign this Agreement to any successor in interest to the business, or any majority part thereof, of the Company or any joint venture or partnership to which the Company is a joint venturer or general partner which conducts substantially all of the Company's business. Executive shall not assign any of his obligations or duties hereunder and any such attempted assignment shall be null and void.
                                      (44)

         20. Controlling Law; Jurisdiction. This Agreement shall be governed by, interpreted and construed according to the laws of the State of Illinois (without regard to conflict of laws principles).

         21. Arbitration of All Disputes. Any controversy or claim arising out of or relating to this Agreement (or the breach thereof) shall be settled by final, binding and non-appealable arbitration in Chicago, Illinois by three arbitrators. Except as otherwise expressly provided in this Section 21, the arbitration shall be conducted in accordance with the rules of the American Arbitration Association (the "Association") then in effect. One of the arbitrators shall be appointed by the Company, one shall be appointed by Executive, and the third shall be appointed by the first two arbitrators. If the first two arbitrators cannot agree on the third arbitrator within 30 days of the appointment of the second arbitrator, then the third arbitrator shall be appointed by the Association. This Section 21 shall not be construed to limit the Company's right to obtain relief under Section 14 with respect to any matter or controversy subject to Section 14 and, pending a final determination by the arbitrator with respect to any such matter or controversy, the Company shall be entitled to obtain any such relief by direct application to state, federal or other applicable court, without being required to first arbitrate such matter or controversy.

         22. Entire Agreement. Except as otherwise expressly set forth herein, this Agreement contains the entire agreement of the parties with regard to the subject matter hereof, supersedes all prior agreements and understandings, written or oral, and may only be amended by an agreement in writing signed by the parties thereto.

         23. Additional Documents. Each party hereto shall, from time to time, upon request of the other party, execute any additional documents which shall reasonably be required to effectuate the purposes hereof.

         24. Incorporation. The introductory recitals hereof are incorporated in this Agreement and are binding upon the parties hereto.

         25. Failure to Enforce. The failure to enforce any of the provisions of this Agreement shall not be construed as a waiver of such provisions. Further, any express waiver by any party with respect to any breach of any provision hereunder by any other party shall not constitute a waiver of such party's right to thereafter fully enforce each and every provision of this Agreement.

         26. Survival. Except as otherwise set forth herein, the obligations contained in this Agreement shall survive the termination, for any reason whatsoever, of Executive's employment with the Company.

         27. Headings. All numbers and headings contained herein are for reference only and are not intended to qualify, limit or otherwise affect the meaning or interpretation of any provision contained herein.

         28. Notices. Notices and all other communications provided for in this Agreement shall be in writing and shall be delivered personally or sent by registered or certified mail, return receipt requested, postage prepaid (provided that international mail shall be sent via overnight or two-day delivery), or sent by facsimile or prepaid overnight courier to the parties at the addresses or facsimile numbers set forth below (or such other addresses or facsimile numbers as shall be specified by the parties by like notice). Such notices, demands, claims and other communications shall be deemed given:

         (a) in the case of delivery by overnight service with guaranteed next day delivery, the next day or the day designated for delivery;
                                      (45)

         (b) in the case of certified or registered U.S. mail, five days after deposit in the U.S. mail; or

         (c) in the case of facsimile, the date upon which the transmitting party received confirmation of receipt by facsimile, telephone or otherwise;

provided, however, that in no event shall any such communications be deemed to be given later than the date they are actually received. Communications that are to be delivered by the U.S. mail or by overnight service or two-day delivery service are to be delivered to the addresses or facsimile numbers set forth below:

         If to the Company:

         CNA Financial Corporation
         CNA Plaza
         Chicago, IL 60685
         Attn: Corporate Secretary
         Facsimile Number:  (312)817-0511

         If to Executive:
         Robert V. Deutsch
         7 Pheasant Hill
         Farmington, CT  06032
         Facsimile Number:  (860)676-1398

or to such other address as either party shall furnished to the other party in writing in accordance with the provisions of this Section 28.

         29. Gender. The masculine, feminine or neuter pronouns used herein shall be interpreted without regard to gender, and the use of the singular or plural shall be deemed to include the other whenever the context so requires.

         30. Acknowledgment by Executive. Executive represents and warrants that
(i) he is not, and will not become a party to any agreement, contract, arrangement or understanding, whether of employment or otherwise, that would in any way restrict or prohibit him from undertaking or performing his duties in accordance with this Agreement or that restricts his ability to be employed by the Company in accordance with this Agreement; (ii) his employment by the Company will not violate the terms of any agreement with or policy of any prior employer of Executive (or any other person or entity for whom he has performed services) regarding competition; (iii) his position with the Company, as described in this Agreement, will not require him to improperly use any trade secrets or confidential information of any prior employer (or any other person or entity for whom he has performed services) and (iv) he understands that under various federal, state and local laws, taxes may be applicable to any and all payments, benefits and grants under this Agreement and, subject to Section 7, at the date determined by the Company, the Executive will pay the withholding amount on any such compensation by paying the amount directly to the Company or the Company will withhold the applicable amount from any amounts due to the Executive.
                                      (46)

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the Effective Date.

CNA FINANCIAL CORPORATION

S/Robert V. Deutsch
By:__________________________________
Title:  Senior Vice President, General Counsel
        & Secretary
                                      (47)

                                  Attachment I
                    Illustrations of Enhanced Pension Benefit


1. Executive dies on 08/17/00, pension benefit is calculated based on 11 years of service (1 year of actual service and 10 years of additional credited service).

2. Executive is terminated for cause by the Company or Executive voluntarily resigns on 08/17/01, pension benefit is calculated based on 7 years of service (2 years of actual service and 5 years of additional credited service).

3. Executive is terminated for convenience by the Company on 08/17/02, pension benefit is calculated based on 13 years of service (3 years of actual service and 10 years of additional credited service).

4. Agreement is not renewed and employment is terminated on 4/01/03, pension benefit is calculated based on 13.6 years of service (3.6 years of actual service and 10 years of additional credited service).

5. Employment terminates 08/17/04, pension benefit is calculated based on 15 years of service (5 years of actual service and 10 years of additional credited service).

The additional pension benefit Executive would receive attributable to the additional years of service would be paid from the SERP or other non-qualified plan or arrangement.
                                      (48)

                                                                EXHIBIT 11
                            CNA FINANCIAL CORPORATION
          COMPUTATION OF BASIC AND DILUTED NET INCOME PER COMMON SHARE

|----------------------------------------------------------------------------|
|PERIOD ENDED SEPTEMBER 30                THREE MONTHS        Nine Months    |
|(In millions, except per share data) 1999          1998   1999         1998 |
|----------------------------------------------------------------------------|
|                                                                            |
|Net income (loss)                    $  29       $  (14)   $  178    $  429 |
|Less preferred stock dividends           2            2        10         4 |
|                                     ---------------------------------------|
|Net income available to common                                              |
|stockholders                         $  27       $  (16)   $  168    $  425 |
|                                     =======================================|
|Weighted average shares outstanding  184.3        185.2     184.2     185.2 |
|                                     =======================================|
|Basic and diluted net income (loss)                                         |
|per common share                     $0.15       $(0.09)   $ 0.91    $ 2.29 |
|                                     =======================================|
|----------------------------------------------------------------------------|
                                      (49)

                                                              EXHIBIT 12.1
                            CNA FINANCIAL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
|----------------------------------------------------------------------------|
|NINE MONTHS ENDED SEPTEMBER 30                  1999          1998          |
|(In millions of dollars, except ratio data)                                 |
|----------------------------------------------------------------------------|
|Income before income tax and cumulative effect                              |
|of accounting changes                          $442          $589           |
|Adjustments:                                                                |
|   Interest expense                             163           168           |
|   Interest element of operating lease rental    28            37           |
|                                               -----------------------------|
|   Income before income tax, as adjusted       $633          $794           |
|                                               =============================|
|                                                                            |
|Fixed charges:                                                              |
|   Interest expense                            $163          $168           |
|   Interest element of operating lease rental    28            37           |
|                                               -----------------------------|
|Fixed charges                                  $191          $205           |
|                                               =============================|
|Ratio of earnings to fixed charges (1)         3.3           3.9            |
|----------------------------------------------------------------------------|

(1) For purposes of computing this ratio, earnings consist of income before income taxes plus fixed charges of consolidated companies. Fixed charges consist of interest and that portion of operating lease rental expense, which is deemed to be an interest factor for such rentals.

                                                              EXHIBIT 12.2

                            CNA FINANCIAL CORPORATION
                       COMPUTATION OF RATIO OF NET INCOME,
                          AS ADJUSTED, TO FIXED CHARGES

|----------------------------------------------------------------------------|
|NINE MONTHS ENDED SEPTEMBER 30                      1999          1998      |
|(In millions of dollars, except ratio data)                                 |
|----------------------------------------------------------------------------|
|Net income                                          $178           $429     |
|Adjustments:                                                                |
|   Interest expense, after tax                       106            109     |
|   Interest element of operating lease rental,                              |
|   after tax                                          19             24     |
|                                                    ------------------------|
|Net income, as adjusted                             $303           $562     |
|                                                    ========================|
|Fixed charges:                                                              |
|   Interest expense, after tax                      $106           $109     |
|   Interest element of operating lease rental,                              |
|    after tax                                         19             24     |
|                                                    ------------------------|
|Fixed charges                                       $125           $133     |
|                                                    ========================|
|Ratio of net income, as adjusted, to                                        |
|fixed charges (1)                                    2.4            4.2     |
|----------------------------------------------------------------------------|

(1) For purposes of computing this ratio, net income has been adjusted to include fixed charges of consolidated companies, after tax. Fixed charges consist of interest and that portion of operating lease rental expense, which is deemed to be an interest factor for such rentals.
                                      (50)