Form 10-K
period 1999-12-31
CNA FINANCIAL CORP
filed 2000-03-29
CIK 21175

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Year Ended December 31, 1999          Commission File Number 1-5823
                                 ----------------


                            CNA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                36-6169860
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

            CNA PLAZA
         CHICAGO, ILLINOIS                               60685
  (Address of principal executive offices)             (Zip Code)
                                 (312) 822-5000
              (Registrant's telephone number, including area code)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                              WHICH REGISTERED
     -------------------                          -----------------------
         Common Stock                            New York Stock Exchange
       with a par value                          Chicago Stock Exchange
      of $2.50 per share                             Pacific Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G)OF THE ACT:
                                      None

                                  ------------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    No....

     As of March 24, 2000, 183,293,131 shares of common stock were outstanding and the aggregate market value of the common stock of CNA Financial Corporation held by non-affiliates was approximately $746 million.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE:

     Portions  of  the  CNA   Financial   Corporation   1999  Annual  Report  to
Shareholders are incorporated by reference into Parts I and II of this Report.


     Portions of the CNA Financial  Corporation Proxy Statement prepared for the
2000  annual  meeting  of   shareholders,   pursuant  to  Regulation   14A,  are
incorporated by reference into Part III of this Report.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            CNA FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999

Item                                                                   Page
Number                                PART I                           Number
 1.    Business........................................................  3

 2.    Properties...................................................... 10

 3.    Legal Proceedings............................................... 11

 4.    Submission of Matters to a Vote of Security Holders............. 11

       Executive Officers of the Registrant............................ 12

                                     PART II

 5.    Market for the Registrant's Common Stock and
          Related Stockholder Matters.................................. 13

 6.    Selected Financial Data......................................... 13

 7.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................ 13

7A.   Quantitative and Qualitative Disclosures about Market Risk....... 13

 8.    Financial Statements and Supplementary Data..................... 13

 9.    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure....................... 13

                                    PART III

10.   Directors and Executive Officers of the Registrant............... 14

11.   Executive Compensation........................................... 14

12.   Security Ownership of Certain Beneficial Owners and Management... 14

13.   Certain Relationships and Related Transactions................... 14

                                     PART IV

14.   Financial Statements, Schedules, Exhibits and Reports on
      Form 8-K......................................................... 15

                                     PART I

ITEM 1.  BUSINESS

CNA Financial Corporation (CNAF or the Company) was incorporated in 1967 and is an insurance holding company whose primary subsidiaries consist of property/casualty and life insurance companies. Collectively CNAF and its subsidiaries are referred to as CNA. CNA's property/casualty insurance operations are conducted by Continental Casualty Company (CCC), incorporated 1897, and its affiliates, and The Continental Insurance Company (CIC), organized 1853, and its affiliates. Life insurance operations are conducted by Continental Assurance Company (CAC), incorporated 1911, and its life insurance affiliates. CIC became an affiliate of the Company in 1995 as a result of the acquisition of The Continental Corporation (Continental). The principal business of Continental is the ownership of a group of property and casualty insurance companies. CNA serves businesses and individuals with a broad range of insurance and other risk management products and services. Insurance products include property and casualty coverages; life, accident and health insurance; and pensions products and annuities. CNA services include risk management, information services, healthcare management and claims administration. CNA products are marketed through agents, brokers, managing general agents and direct sales. CNA's principal market is the United States.

CNA conducts its operations through seven operating segments: Agency Market Operations, Specialty Operations, CNA Re, Global Operations, Risk Management, Group Operations and Life Operations. Discussions of each segment including the products offered, the customers served and the distribution channels used is set forth in the Management's Discussion and Analysis section of the 1999 Annual Report to Shareholders, incorporated by reference in Item 7, herein.

     On March 20, 2000 CCC proposed to CNA Surety Corporation (CNA Surety) that CCC make a cash tender offer at $13.00 per share for all shares of CNA Surety common stock not already owned by CCC and its affiliates. CCC and its affiliates owned approximately 63 percent of the outstanding shares of CNA Surety common stock on March 20, 2000. CCC intends to condition the tender offer upon receiving enough shares so that its ownership reaches at least 90 percent. If this ownership threshold is achieved, CCC would then acquire the remaining outstanding shares of CNA Surety common stock not tendered to CCC through a statutory "short-form" merger process. Stockholders who do not tender their shares to CCC during the tender offer would also receive $13.00 per share in cash for their stock in the short-form merger.


COMPETITION

     Due to market pressures, the insurance environment remains intensely competitive. CNA competes with a large number of stock and mutual insurance companies and other entities for both producers and customers, and must continuously allocate resources to refine and improve its insurance products and services.

There are approximately 3,400 individual companies that sell property/casualty insurance in the United States. CNAF's consolidated property/casualty subsidiaries ranked as the 5th largest property/casualty insurance organization based upon 1998 statutory net written premiums.

There are approximately 1,500 companies selling life insurance in the United States. CAC is ranked as the 35th largest life insurance organization based on 1998 consolidated statutory premium volume.


DIVIDENDS BY INSURANCE SUBSIDIARIES

     The payment of dividends to CNAF by its insurance subsidiaries without prior approval of the affiliates' domiciliary state insurance commissioners is limited by formula. This formula varies by state. The formula used by the majority of the states provides that the greater of 10% of prior year statutory surplus or prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to date of payment is available to be paid as a dividend to the parent company. Some states, however, have an additional stipulation that dividends cannot exceed prior year's surplus. Based upon the formulae applied by the respective domiciliary states of CNAF's insurance subsidiaries, approximately $887 million in dividends can be paid to CNAF by those subsidiaries in 2000 without prior approval. However, all dividends must be reported to the domiciliary insurance department prior to declaration and payment.


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

Reform of the U.S. tort liability system is another issue facing the insurance industry. Although federal standards would create more uniform laws, tort reform supporters still look primarily to the states for passage of reform measures. Over the last decade, many states have passed some type of reform, but more recently, a number of state courts have modified or overturned these reforms. Additionally, new causes of action and theories of damages continue to be proposed in state court actions or by legislatures. Continued unpredictability in the law means that insurance underwriting and rating is expected to be difficult in commercial lines, professional liability and some specialty coverages.

Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance business in a variety of ways. These initiatives and legislation include tort reform proposals; proposals to overhaul the Superfund hazardous waste removal and liability statute; financial services modernization legislation, which includes provisions to remove barriers that prevent banks from engaging in the insurance business; and various tax proposals affecting insurance companies.

     In the mid 1990's  the  National  Association  of  Insurance  Commissioners
(NAIC) adopted risk based capital (RBC) requirements for both life insurance companies and property/casualty insurance companies. The requirements are to be utilized by state insurance departments as a minimum capital requirement identifying companies that merit further regulatory action. The formulae were not developed to differentiate adequately capitalized companies that operate with capital levels higher than the RBC requirements. Therefore, it is inappropriate and inadvisable to use the formulae to rate or rank insurers. At December 31, 1999 and 1998, all of the Company's life and property & casualty companies had adjusted capital in excess of amounts requiring any regulatory action.


REINSURANCE

     Information as to CNA's reinsurance activities is set forth in Note G of the Consolidated Financial Statements of the 1999 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

EMPLOYEE RELATIONS

As of December 31, 1999, CNA had approximately 19,600 full-time equivalent employees and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes.

     CNA has comprehensive benefit plans for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs. See Note I of the Consolidated Financial Statements of the 1999 Annual Report to Shareholders for further discussion, incorporated by reference in Item 8, herein.


GOVERNMENT CONTRACTS

     CNA's premium revenue include premiums under contracts involving U.S. government employees and their dependents. Such premiums were approximately $2.1 billion, $2.0 billion and $2.1 billion in 1999, 1998 and 1997, respectively.

BUSINESS SEGMENTS

     Information as to CNA's business segments is set forth in Note M of the Consolidated Financial Statements of the 1999 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

     Additional information as to CNA's business segments is set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 1999 Annual Report to Shareholders, incorporated by reference in Item 7, herein.

SUPPLEMENTARY INSURANCE DATA

The following table sets forth supplementary insurance data.

-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                               1999      1998      1997
(In millions of dollars, except ratio information)
-------------------------------------------------------------------------------
TRADE RATIOS -  GAAP BASIS (A)
  Loss ratio.......................................    87.1%    81.8%     77.1%
  Expense ratio....................................    32.4     33.6      31.3
  Combined ratio (before policyholder dividends)...   119.5    115.4     108.4
  Policyholder dividend ratio......................     0.3      1.1       0.5

TRADE RATIOS - STATUTORY BASIS (A)
  Loss ratio.......................................    87.1%    81.5%     77.5%
  Expense ratio....................................    33.8     32.8      30.7
  Combined ratio (before policyholder dividends)...   120.9    114.3     108.2
  Policyholder dividend ratio......................     0.3      1.0       0.8

GROSS LIFE INSURANCE IN-FORCE
  Group............................................$394,743 $317,720  $239,843
  Life (c).........................................  75,247   76,674    71,755
                                                   -------- --------  --------
                                                   $469,990 $394,394  $311,598
                                                   ======== ========  ========
OTHER DATA - STATUTORY BASIS (B)
   Property/casualty capital and surplus*..........$  8,679 $  7,623  $  7,123
   Life capital and surplus........................   1,222    1,109     1,223
   Written premium  to surplus ratio...............     1.1      1.4       1.4
   Capital and surplus-percent of total
   liabilities.....................................    21.9%    20.5%     22.4%
   Participating policyholders-percent of gross
   life insurance in force.........................     0.5%     0.5%      0.7%
-------------------------------------------------------------------------------
*Surplus includes equity of property/casualty companies' ownership in life insurance subsidiaries.

(a) Trade ratios reflect the results of CNA's property/casualty insurance subsidiaries. Trade ratios are industry measures of property/casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. The expense ratio, using amounts determined in accordance with statutory accounting principles (GAAP), is the percentage of underwriting expenses, including the amortization of deferred acquisition costs, to premiums earned. The expense ratio, using amounts determined in accordance with statutory accounting practices, is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio is the sum of the loss and expense ratios. The policyholder dividend ratio is the ratio of dividends incurred to premiums earned.

(b) Other data is determined in accordance with statutory accounting practices. Dividends of $570 million, $410 million and $175 million, were paid to CNAF by CCC in 1999, 1998 and 1997, respectively.
         Insurance subsidiaries have received, or will receive, reimbursement from CNAF for general management and administrative expenses, unallocated loss adjustment expenses and investment expenses of $203 million, $189 million and $217 million, in 1999, 1998 and 1997, respectively. Life statutory capital and surplus as a percent of total liabilities is determined after excluding Separate Account liabilities and reclassifying the statutorily required Asset Valuation and Interest Maintenance Reserves as surplus.

(c) Lapse ratios for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in force, were 10.9%, 14.7%, and 6.4% in 1999, 1998 and 1997, respectively.

The following table displays the distribution of gross written premiums for the CNA's property/casualty operations:
    --------------------------------------------------------------------------
    GROSS WRITTEN PREMIUM                               PERCENT OF TOTAL
    YEAR ENDED DECEMBER 31                         1999        1998     1997
    --------------------------------------------------------------------------
    New York..................................      8.2%        9.5%      9.9%
    California................................      7.1         8.2       8.8
    Texas.....................................      5.7         6.0       6.2
    Florida...................................      4.6         4.6       4.8
    Pennsylvania..............................      4.3         4.7       5.1
    New Jersey................................      3.8         4.4       4.3
    Illinois..................................      3.8         4.5       4.4
    All other states, countries or political       46.5        48.0      48.0
    subdivisions (a)..........................
    Reinsurance assumed.......................     16.0        10.1       8.5
                                               -------------------------------
                                                  100.0%      100.0%    100.0%
    ==========================================================================
    (a) No other state, country or political subdivision accounts for more than 3.0% of gross written premium.

     Approximately 97% of CNA's premiums are derived from the United States. Premiums from any individual foreign country are not significant.

PROPERTY/CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSES

     The following loss reserve development table illustrates the change over time of reserves established for property/casualty claims and claim adjustment expenses at the end of the preceding eleven calendar years for CNA's property/casualty operations. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserve as of the end of each successive year, which is the result of the Company's property/casualty insurance subsidiaries' expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

     The loss reserve development table for property/casualty operations is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

-----------------------------------------------------------------------------------------------------------------------
SCHEDULE OF
PROPERTY/CASUALTY
LOSS RESERVE
DEVELOPMENT
CALENDAR YEAR ENDED      1989(a)  1990(a) 1991(a)  1992(a)  1993(a) 1994(a)  1995(b) 1996  1997(a) 1998(d)  1999(e)
(In millions of
dollars)
-----------------------------------------------------------------------------------------------------------------------
Gross reserves
   for unpaid claim
   and claim expenses.   $    --  $16,530  $17,712  $20,034 $20,812 $21,639 $31,044  $29,395 $28,533 $28,317  26,631
Ceded recoverable.....        --    3,440    3,297    2,867   2,491   2,705   6,089    5,660   5,326   5,424   6,273
                         -------  -------  -------  ------- ------- ------- -------  ------- ------- -------  ------
Net reserves for unpaid
   claim
   and claim expenses.   11,267    13,090   14,415   17,167  18,321  18,934  24,955   23,735  23,697  22,893  20,358
                         -------  -------  -------  ------- ------- ------- -------  -------- ------ -------  ------
CUMULATIVE NET PAID AS OF:

One year later........    2,670     3,285    3,411    3,706   3,629   3,656   6,510    5,851  5,954    7,460      --
Two years later.......    4,724     5,623    6,024    6,354   6,143   7,087  10,485    9,796 11,102       --      --
Three years later.....    6,294     7,490    7,946    8,121   8,764   9,195  13,363   13,627     --       --      --
Four years later......    7,534     8,845    9,218   10,241  10,318  10,624  16,407       --     --       --      --
Five years later......    8,485     9,726   10,950   11,461  12,489  12,666      --       --     --       --      --
Six years later.......    9,108    11,207   11,951   12,308  14,249      --      --       --     --       --      --
Seven years later.....   10,393    12,023   12,639   13,947      --      --      --       --     --       --      --
Eight years later.....   11,086    12,592   14,166       --      --      --      --       --     --       --      --
Nine years later......   11,563    14,019       --       --      --      --      --       --     --       --      --
Ten years later.......   12,897        --       --       --      --      --      --       --     --       --      --

NET RESERVES RE-ESTIMATED
AS OF:

End of initial year...   11,267    13,090   14,415   17,167  18,321  18,934  24,955   23,735 23,697   22,893  20,358
One year later........   11,336    12,984   16,032   17,757  18,250  18,922  24,864   23,479 23,508   23,920      --
Two years later.......   11,371    14,693   16,810   17,728  18,125  18,500  24,294   23,140 23,702       --      --
Three years later.....   13,098    15,737   16,944   17,823  17,868  18,008  23,814   23,666     --       --      --
Four years later......   14,118    15,977   17,376   17,765  17,511  17,354  24,679       --     --       --      --
Five years later......   14,396    16,440   17,329   17,560  17,082  19,558      --       --     --       --      --
Six years later.......   14,811    16,430   17,293   17,285  20,066      --      --       --     --       --      --
Seven years later.....   14,810    16,551   17,069   18,974      --      --      --       --     --       --      --
Eight years later.....   14,995    16,487   18,553       --      --      --      --       --     --       --      --
Nine years later......   14,973    17,792       --       --      --      --      --       --     --       --      --
Ten years later.......   16,155        --       --       --      --      --      --       --     --       --      --
                         -------  -------  -------  -------  ------- ------- -------  ------- ------- ------- -------
Total net (deficiency)   (4,888)   (4,702)  (4,138)  (1,807) (1,745)   (624)    276       31   (495)  (1,027)     --
redundancy
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Schedule of
Property/Casualty
Loss Reserve
Development
Calendar Year Ended      1989(a)  1990(a) 1991(a)  1992(a)  1993(a) 1994(a)  1995(b) 1996  1997(c)  1998(d) 1999(e)
(In millions of dollars)
---------------------------------------------------------------------------------------------------------------------
Reconciliation to gross
re-estimated reserves:
Net reserves
re-estimated..........   16,155    17,792   18,553  18,974   20,666  19,558  24,679   23,666  23,702  23,920      --
Re-estimated ceded
recoverable...........       --       405      667     926    1,095   1,366   7,484    8,334   8,634   9,021      --
                         -------   -------  ------- -------  ------- ------- -------  ------- ------- -------  -------
  Total gross
   re-estimated reserves 16,155    18,197   19,220  19,900   21,161  20,924  32,163   32,000  32,336  32,941      --
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Net (deficiency) redundancy
related to:
Asbestos claims........  (3,496)   (3,365)  (3,321) (1,633)  (1,033)   (999)   (811)    (910)   (806)   (560)     --
Environmental claims...    (978)     (972)    (929)   (886)    (445)   (276)   (197)    (136)   (138)     84      --
                         -------   -------  ------- -------  ------- ------- -------  ------- ------- -------  -------
   Total asbestos and
   environmental         (4,474)   (4,337)  (4,250) (2,519)  (1,478) (1,275) (1,008)  (1,046)   (944)   (476)     --
Other claims...........    (414)     (365)     112     712     (267)    651   1,284    1,077     449    (551)     --
                         -------   -------  ------- -------  ------- ------- -------  ------- ------- -------  -------
Total net (deficiency)
redundancy               (4,888)   (4,702)  (4,138) (1,807)  (1,745)   (624)    276       31    (495) (1,027)     --
                         =======   =======  ======= =======  ======= ======= =======  ======= ======= =======  =======
----------------------------------------------------------------------------------------------------------------------

(a) Reflects reserves of CNA's property/casualty insurance subsidiaries, excluding Continental reserves, which were acquired on May 10, 1995 (the Acquisition Date). Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include Continental. In 1995, CNA recorded adverse reserve development of $134 million related to the reserves of Continental, on the Acquisition Date.

(b) Includes Continental gross reserves of $9,713 million and net reserves of $6,063 million acquired on the Acquisition Date and subsequent development thereon.

(c) Includes net and gross reserves of acquired companies of $57 million and $64 million.

(d) Includes net and gross reserves of acquired companies of $122 million and $223 million.

(e) Ceded recoverable includes net reserves transferred under retroactive reinsurance agreements of $784 million, as of December 31, 1999.

     Additional information as to CNA's property/casualty claim and claim expense reserves and reserve development is set forth in Notes A and E of the Consolidated Financial Statements of the 1999 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

INVESTMENTS

     Information  as to the Company's  investments is set forth in Notes B and C
of  the  Consolidated   Financial  Statements  of  the  1999  Annual  Report  to
Shareholders, incorporated by reference in Item 8, herein.

     Additional information as to the Company's investments is set forth in the Management's Discussion and Analysis section of the 1999 Annual Report to Shareholders, incorporated by reference in Item 7, herein.

ITEM 2.     PROPERTIES

     CNA Plaza, owned by Continental Assurance Company, serves as the home office for CNAF and its insurance subsidiaries. An adjacent building (located at 55 E. Jackson Blvd.), jointly owned by Continental Casualty Company and Continental Assurance Company, is partially situated on grounds under leases expiring in 2058. Approximately 25% of the adjacent building is rented to non-affiliates. CNAF's subsidiaries lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNAF's subsidiaries:

      ------------------------------------------------------------------------
                                 AMOUNT OF BUILDING
                                 OWNED AND OCCUPIED OR
                                 LEASED BY CNA OR ITS
      LOCATION                   SUBSIDIARIES              PRINCIPAL USAGE
      ------------------------------------------------------------------------

      CNA Plaza                    1,144,378 sq. ft.*   Principal Executive
      333 S. Wabash                                       Offices of CNAF
      Chicago, Illinois

      180 Maiden Lane              1,115,100*           Property/Casualty
      New York, New York                                 Insurance Offices

      55 E. Jackson Blvd.            440,292*           Principal Executive
      Chicago, Illinois                                  Offices of CNAF

      200 S. Wacker Drive            265,727**          Property/Casualty
      Chicago, Illinois                                  Insurance Offices

      401 Penn Street                254,589*           Leased to tenants
      Reading, Pennsylvania

      100 CNA Drive                  251,363*           Life Insurance Offices
      Nashville, Tennessee

      1111 E. Broad St.              225,470**          Property/Casualty
      Columbus, Ohio                                      Insurance Offices

      40 Wall Street                 199,238**          Property/Casualty
      New York, New York                                  Insurance Offices

      1110 Ward Avenue               186,687*           Property/Casualty
      Honolulu, Hawaii                                    Insurance Offices

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

ITEM 3.    LEGAL PROCEEDINGS

     Information as to CNA's legal proceedings is set forth in Note F of the Consolidated Financial Statements of 1999 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                            POSITION AND
                            OFFICES HELD            FIRST BECAME
                          WITH REGISTRANT          OFFICER OF CNA
          NAME                               AGE                         PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Laurence A. Tisch         Chief Executive    77        *      Co-Chairman   of  the  Board  of  Loews   Corporation.
                          Officer, CNA                        President,  Chief  Executive  Officer and  Director of
                          Financial                           CBS, Inc. until November  1995.  Executive  officer of
                          Corporation                         the Registrant since 1974.

Bernard L. Hengesbaugh    Chairman of the    53      1980     Chairman of the Board and Chief  Executive  Officer of
                          Board and Chief                     CNA Insurance Companies since  February  1999.  Executive
                          Executive Officer,                  Vice  President and Chief Operating  Officer of CNA
                          CNA Insurance                       Insurance Companies from February 1998 until February
                          Companies                           1999. Senior Vice  President  of CNA Insurance Companies
                                                              since November 1990.  Executive officer of the Registrant
                                                              since 1996.

Robert V. Deutsch         Senior Vice        40      1999     Senior Vice President and Chief  Financial  Officer of
                          President and                       CNA  Financial  Corporation  since August  1999.  From
                          Chief Financial                     June  1987  until   August  1999,   Mr.   Deutsch  was
                          Officer, CNA                        Executive Vice  President,  Chief  Financial  Officer,
                          Financial                           Chief  Actuary and  Assistant  Secretary  of Executive
                          Corporation                         Risk Inc.  Executive  Officer of the Registrant since
                                                              1999.

Jonathan D. Kantor        Senior Vice        44      1994     Senior Vice  President,  General Counsel and Secretary
                          President,                          of the Registrant  since 1998.  Senior Vice President,
                          General Counsel                     General   Counsel  and   Secretary  of  CNA  Insurance
                          and Secretary,                      Companies  since  1997.  Prior  thereto,   Group  Vice
                          CNA Financial                       President  of  CNA  Insurance  Companies  since  1994.
                          Corporation                         Executive Officer of the Registrant since 1997.

Thomas F. Taylor          Executive Vice     48      1992     Executive Vice  President,  Underwriting  Policy Group
                          President, CNA                      of CNA  Insurance  Companies  since  June  1999.  From
                          Insurance                           1998 to 1999,  Senior Vice  President of CNA Insurance
                          Companies                           Companies.  From 1992 thru 1998,  President  and Chief
                                                              Operating Officer Financial  Insurance division of CNA
                                                              Insurance   Companies.   Executive   Officer   of  the
                                                              Registrant since 1999.

Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

*Mr. Tisch is not an officer of CNA.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     Incorporated herein by reference from page 76 of the 1999 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated herein by reference from page 1 of the 1999 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from pages 13 through 41 of the 1999 Annual Report to Shareholders.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated herein by reference from pages 35 through 37 of the 1999 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Balance Sheets - December 31, 1999 and 1998

     Consolidated Statements of Operations - Year Ended December 3l, 1999, 1998 and 1997

     Consolidated Statements of Stockholders' Equity - December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows - Year Ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

     Independent Auditors' Report


     The above Consolidated Financial Statements, the related Notes to the Consolidated Financial Statements and the Independent Auditors' Report are incorporated herein by reference from pages 42 through 74 of the 1999 Annual Report to Shareholders.

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

                                     PART IV
ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

                                                                         Page
(a)  1.  FINANCIAL STATEMENTS:                                          Number
                                                                        ------

         A separate index to the Consolidated Financial Statements
         is presented in Part II, Item 8.................................  13

(a)  2.  FINANCIAL STATEMENT SCHEDULES:

         Schedule I         Summary of Investments.......................  18

         Schedule II        Condensed Financial Information
                            (Parent Company).............................  19

         Schedule III       Supplementary Insurance Information..........  23

         Schedule IV        Reinsurance..................................  24

         Schedule V         Valuation and Qualifying Accounts............  24

         Schedule VI        Supplementary Information Concerning
                               Property/Casualty Insurance Operations....  25

         Independent Auditors' Report....................................  26

(a)  3.  EXHIBITS:

                                     Exhibit
                          Description of Exhibit Number
                          -----------------------------

    (3)  Articles of incorporation and by-laws:
         Certificate of Incorporation of CNA Financial Corporation,
         as amended May 20, 1999 ........................................  3.1*

         By-Laws of CNA Financial Corporation, as amended
         February 10, 1999 (Exhibit 3.2 to 1998 Form 10-K incorporated herein by reference.)...........................................  3.2

    (4)   Instruments defining the rights of security holders, including indentures:
          CNA Financial Corporation hereby agrees to furnish to the
          Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b) (4) (iii) of
          Regulation S-K.................................................   --

   (10)   Material contracts:

          Federal Income Tax Allocation Agreement dated February 29, 1980 between CNA Financial Corporation and Loews Corporation
          (Exhibit 10.2 to 1987 Form 10-K incorporated herein by
          reference.).................................................... 10.1

                                     PART IV
    ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K
                               (CONTINUED)

                                                                        Exhibit
                          Description of Exhibit                         Number
                          -----------------------------                 -------

   (10)   Material contracts (continued):

          Continuing Services Agreement between CNA Financial Corporation and Edward J. Noha, dated February 27, 1991 (Exhibit 6.0 to 1991
          Form 8-K, filed March 18, 1991, incorporated herein by
          reference.)..................................................... 10.2

          CNA Employees' Retirement Benefit Equalization Plan, as amended through January 1, 1994 ........................................ 10.3*


          CNA Employees' Supplemental Savings Plan, as amended through
          January 1, 1994................................................. 10.4*

          Agreement between Fibreboard Corporation and Continental Casualty Company, dated April 9, 1993 (Exhibit A to 1993 Form 8-K filed
          April 12, 1993 incorporated herein by reference.)............... 10.5

          Settlement  Agreement entered into on October 12, 1993 by and among Fibreboard  Corporation,  Continental Casualty Company,
          CNA Casualty of  California,  Columbia  Casualty  Company and
          Pacific  Indemnity  Company  together the "Parties"  (Exhibit
          10.1 to September 30, 1993 Form 10-Q  incorporated  herein by reference.)..................................................... 10.6

          Continental Casualty Company "CNA" Annual Incentive Bonus Plan Provisions (Exhibit 10.1 to 1994 Form 10K incorporated herein by reference.).................................................. 10.7

          Employment Agreement between CNA Financial Corporation and
          Philip L. Engel, dated December 31, 1995 (Exhibit 10.3 to 1995
          Form 10-K incorporated herein by reference.).................... 10.8

          Letter extending employment Agreement between CNA Financial Corporation and Philip L. Engel, dated February 17, 1999 (Exhibit
          10.17 to 1998 Form 10-K incorporated herein by reference.)...... 10.9

          Continuing Services Agreement between CNA Financial Corporation and Dennis H. Chookaszian, dated February 9, 1999 (Exhibit 10.2 to 1998
          Form 10-K incorporated herein by reference.)....................10.10

          Employment Agreement between CNA Financial Corporation and
          Bernard Hengesbaugh, dated February 9, 1999 (Exhibit 10.18 to...10.11

          CNA Financial Corporation 2000 Long-Term Incentive Plan, dated
          August 4, 1999 (Exhibit 4.1 to 1999 Form S-8 filed August 4, 1999, incorporated herein by reference.)..............................10.12

                                     PART IV
    ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K
                                   (CONTINUED)

                                                                        Exhibit
                          Description of Exhibit                         Number
                          -----------------------------                 -------

   (10)   Material Contracts (continued):

          Employment Agreement between CNA Financial Corporation and
          Robert V. Deutsch, dated August 16, 1999 (Exhibit 10 to
          September 30, 1999 Form 10-Q incorporated herein
          by reference.)..................................................10.13

          Employment Agreement between CNA Financial Corporation and
          Thomas F. Taylor dated November 2, 1999.........................10.14*

   (12)   Computation of Ratio of Earnings to Fixed Charges............... 12.1*

   (13)   1999 Annual Report.............................................. 13.1*

   (21)   Primary Subsidiaries of CNAF.................................... 21.1*

   (23)   Independent Auditors' Consent................................... 23.1*

   (27)   Financial Data Schedule.........................................   27*
          *Filed herewith

                                                                  SCHEDULE I

                            CNA FINANCIAL CORPORATION
                             SUMMARY OF INVESTMENTS

----------------------------------------------------------------------------------------------------------------
DECEMBER 31                                                   1999                            1998
                                                  -----------------------------    -----------------------------
                                                   COST OR                           Cost or
                                                  AMORTIZED   FAIR    CARRYING     Amortized    Fair  Carrying
 (In millions of dollars)                           COST      VALUE     VALUE        Cost       Value   Value
----------------------------------------------------------------------------------------------------------------
Fixed maturities available-for-sale:
Bonds:
       United States government and government
        agencies and authorities-taxable.........   $ 9,777   $ 9,619   $ 9,619      $ 9,507  $ 9,694   $ 9,694
       States, municipalities and political
        subdivisions-tax exempt..................     4,514     4,396     4,396        6,127    6,321     6,321
       Foreign governments and political
        subdivisions.............................     1,472     1,429     1,429        1,543    1,545     1,545
       Public utilities..........................       368       354       354          683      694       694
       Convertibles and bonds with warrants
        attached.................................       135       135       135            1        1         1
       All other corporate.......................    11,619    11,185    11,185       11,614   11,724    11,724
   Redeemable preferred stocks...................        63       130       130           36       94        94
                                                    -------   -------   -------      -------  -------    -------
         Total fixed maturities available-for-sale   27,948    27,248    27,248       29,511   30,073    30,073
                                                    -------   =======   -------      -------  =======    -------
Equity securities available-for-sale:
  Common stocks:
       Banks, trusts and insurance companies....         16        10        10           10        6         6
       Public utilities..........................        14        14        14            -        -         -
     Industrial and other........................       858     3,320     3,320          724    1,659     1,659
  Non-redeemable preferred stocks................       262       266       266          321      305       305
                                                    -------   -------   -------      -------  -------     ------
         Total equity securities available-for-sale $ 1,150   $ 3,610   $ 3,610      $ 1,055  $ 1,970   $ 1,970
                                                    -------   =======   -------      -------  =======     ------
Mortgage loans...................................        44                  44           57                 57
Real estate......................................         3                   3            5                  5
Policy loans.....................................       192                 192          177                177
Other invested assets............................     1,036               1,108          806                858
Short-term investments...........................     3,355               3,355        4,037              4,037
----------------------------------------------------------------------------------------------------------------
           TOTAL INVESTMENTS                        $33,728             $35,560      $35,648            $37,177
================================================================================================================

                           CNA FINANCIAL CORPORATION               SCHEDULE II
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION

FINANCIAL POSITION
-----------------------------------------------------------------------------------------
DECEMBER 31                                                         1999            1998
(In millions of dollars)
-----------------------------------------------------------------------------------------
ASSETS:
Cash...........................................................  $     4         $     -
Investments in subsidiaries....................................   10,604          10,865
Deferred income taxes..........................................      852             995
Notes receivable from affiliates...............................      534             514
Short-term investments.........................................        3               3
Federal income taxes receivable.................................     241             234
Other..........................................................       19               5
                                                                 --------        --------
       Total assets............................................  $12,257         $12,616
                                                                 ========        ========
LIABILITIES:
Debt...........................................................  $ 2,492         $ 2,475
Amounts due to affiliates......................................      798             984
Other..........................................................       29               -
                                                                 --------        --------
       Total liabilities.......................................    3,319           3,459
STOCKHOLDERS' EQUITY:
Accumulated other comprehensive income.........................    1,157             991
Other stockholders' equity.....................................    7,781           8,166
                                                                 --------        --------
       Total stockholders' equity..............................    8,938           9,157
------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $12,257         $12,616
==========================================================================================

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                            1999      1998    1997
(In millions of dollars)
--------------------------------------------------------------------------------------------
REVENUES:
Equity in income of subsidiaries before income tax:
   Operating income............................................  $     2   $    (52) $  956
   Realized investment gains...................................      307        695     742
Net investment income..........................................        8         25      12
Realized investment gains (losses).............................        8         (2)     (4)
                                                                 --------  --------- -------
                                                                     325        666   1,706
                                                                 --------  --------- -------
EXPENSES:
Administrative and general.....................................      203        189     217
Interest.......................................................      160        148     131
Other..........................................................        3         --      --
                                                                 --------  --------- -------
                                                                     366        337     348
                                                                 --------  --------- -------
       Income (loss) before income tax and cumulative effect of a
        change in acccounting principle........................      (41)       329   1,358
       Income tax expense (benefit)............................      (88)        47     392
       Cumulative effect of a change in accounting principle,
        net tax of $95.........................................     (177)         -       -
--------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                                         $  (130)  $    282  $  966
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

                                                                     SCHEDULE II
                                                                     (continued)

                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                             1999      1998     1997
(In millions of dollars)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)...........................................  $  (130)  $    282  $  966
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
       Distributions in excess of earnings (undistributed
         earnings) of affiliates...............................      197       (159) (1,523)
       Realized losses (gains).................................       (8)         2       4
       Deferred income taxes...................................       43         47     144
       Changes in:
        Federal income taxes...................................       (7)       (60)     79
        Other, net.............................................      304        143     352
                                                                  -------   -------- -------
         TOTAL ADJUSTMENTS.....................................      529        (27)   (944)
                                                                  -------   -------- -------
         NET CASH FLOWS FROM OPERATING ACTIVITIES..............      399        255      22
                                                                  -------   -------- -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in short-term investments............................      --          11     (15)
   Capital contribution to subsidiaries........................    (207)       (257)     --
   Purchase of preferred stock of subsidiaries.................      --        (305)     --
   Other.......................................................       8          --      (4)
                                                                  -------   --------  -------
         NET CASH FLOWS FROM INVESTING ACTIVITIES..............    (199)       (551)    (19)
                                                                  -------   --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:..........................
   Dividends paid to preferred shareholders....................     (13)         (7)     (6)
   Proceeds from issuance of long-term debt....................     175       1,000      --
   Principal payments on long-term debt........................    (158)       (490)     --
   Issuance (redemption) of cumulative exchangeable
     preferred stock...........................................    (200)        200      --
   Purchase of treasury stock..................................      --        (102)     --
   Loans to subsidiaries.......................................      --        (305)     --
                                                                  ------    --------  -------
         NET CASH FLOWS FROM FINANCING ACTIVITIES..............    (196)        296      (6)
                                                                  ------    --------  -------
         NET CASH FLOWS........................................       4          --      (3)
Cash at beginning of year......................................      --          --
---------------------------------------------------------------------------------------------
         CASH AT END OF YEAR                                      $   4     $    --   $  --
=============================================================================================

Supplemental disclosures of cash flow information:
   Cash paid:
        Interest...............................................    $169     $   129   $ 134
        Federal income taxes...................................     279         143      95
   Non-cash transactions:
        Notes receivable for the issue of stock.................     19          44      --
=============================================================================================
           See accompanying Notes to Condensed Financial Information.
                                       20

                                                                  SCHEDULE II
                                                                  (continued)

                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION

                    NOTES TO CONDENSED FINANCIAL INFORMATION


a.       Basis of presentation

         The condensed financial information of CNA Financial Corporation (Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the CNA Financial Corporation 1999 Annual Report to Shareholders. Investments in subsidiaries are accounted for using the equity method of accounting.

         Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 1999.

         In the first quarter of 1999, CNA adopted Statement of Position 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments"(SOP 97-3). SOP 97-3 requires that insurance companies recognize liabilities for insurance-related assessments when an assessment is probable and will be imposed, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements. Adoption of SOP 97-3 resulted in an after-tax charge of $177 million as a cumulative effect of a change in accounting principle. The pro forma effect of adoption on reported results for prior periods is not significant.

b.    Debt

      -------------------------------------------------------------------------
      DECEMBER 31                                              1999     1998
      (In millions of dollars)
      -------------------------------------------------------------------------
         Variable Rate Debt:
             Commercial paper.................................. $  675  $  500
             Credit facility...................................     77     235
         Senior Notes:
             6.25%, due November 15, 2003......................    249     249
             6.50% , due April 15, 2005........................    497     497
             6.75%, due November 15, 2006......................    248     248
             6.45%, due January 15, 2008.......................    149     149
             6.60%, due December 15, 2008......................    199     199
             6.95%, due January 15, 2018.......................    148     148
         7.25%  Debenture, due November 15, 2023...............    247     247
         1.0% Urban Development Action Grant, due May 7, 2019..      3       3
      -------------------------------------------------------------------------
                TOTAL                                           $2,492  $2,475
      =========================================================================

         The Parent Company has a $795 million revolving credit facility (the Facility) that expires in May 2001. The amount available under the Facility is reduced by the Parent Company's outstanding commercial paper borrowings. As of December 31, 1999, there was $43 million of unused borrowing capacity under the Facility. The interest rate on the Facility is equal to the London Interbank Offered Rate (LIBOR), plus 16 basis points. Additionally, there is an annual facility fee of 9 basis points on the entire facility. The average interest rate on the borrowings under the Facility, excluding facility fees, at December 31, 1999 and 1998, was 6.66% and 5.49%, respectively.

          The weighted-average interest rate on commercial paper at December 31, 1999 was 6.50% compared to 5.89% at December 31, 1998. Generally, commercial paper has a weighted-average maturity of 40 days.

                            CNA FINANCIAL CORPORATION
                                (PARENT COMPANY)
                         CONDENSED FINANCIAL INFORMATION

              NOTES TO CONDENSED FINANCIAL INFORMATION--(CONTINUED)

         To offset the variable rate characteristics of the Facility and the interest rate risk associated with periodically reissuing commercial paper, the Parent Company is party to interest rate swap agreements with several banks, which have an aggregate notional principal amount of $650 million at both December 31, 1999 and 1998, and which terminate from May 2000 to December 2000. These agreements require the Parent Company to pay interest at a fixed rate, averaging 6.07% at both December 31, 1999 and 1998, in exchange for the receipt of three month LIBOR.

         The combined weighted average cost of borrowings, including facility fees, of the Facility, commercial paper borrowings and interest rate swaps was 6.47% and 6.36% at December 31, 1999 and 1998, respectively.

         On February 15, 2000, Standard & Poor's lowered the Parent Company's senior debt rating from A- to BBB and lowered the Parent Company's preferred stock rating from BBB to BB+. As a result of these actions, the facility fee payable on the aggregate amount of the Facility was increased to 12 1/2 basis points per annum and the interest rate on the Facility was increased to LIBOR plus 27 1/2 basis points. Additionally, as a result of these actions, the Parent Company purchased and retired approximately $30 million of its outstanding money market preferred stock in February 2000, and announced its intention to purchase or redeem the remaining outstanding shares.

         In 1998, the Parent Company issued $1 billion of senior notes under a $1 billion Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 18, 1997. This shelf registration incorporated $250 million of securities remaining available for issuance from a prior shelf registration. Since filing the shelf registration, the Parent Company has issued in four separate offerings senior notes with an aggregate principal amount of $1 billion.

         On April 15, 1999, the Parent Company retired $100 million of 8.25% senior notes.

          On August 2, 1999, the Parent Company repaid its $157 million, 11% Secured Mortgage Notes, due June 30, 2013. The gain realized on the transaction was not significant.

     c.  Management and administrative expenses

          The Parent Company has reimbursed, or will reimburse, its subsidiaries for the net of general management and administrative expenses, unallocated loss adjustment expenses and investment expense of $203 million, $189 million and $217 million in 1999, 1998 and 1997, respectively.

     d.  Capital contributions

          In 1999 and 1998, the Parent Company contributed approximately $200 million and $257 million to the capital of its subsidiaries. There were no contributions made by the Parent Company to the capital of its subsidiaries in 1997.

                                                                                                    SCHEDULE III

                            CNA FINANCIAL CORPORATION
                       SUPPLEMENTARY INSURANCE INFORMATION
-------------------------------------------------------------------------------------------------------------------
                                        GROSS INSURANCE RESERVES
                                      -----------------------------------------

                                        CLAIM                                                       INSURANCE
                             DEFERRED    AND     FUTURE               POLICY-     NET      NET       CLAIMS AND
                            ACQUISITION  CLAIM   POLICY    UNEARNED   HOLDERS'  PREMIUM   INVESTMENT POLICYHOLDERS'
(In millions of dollars)      COSTS     EXPENSE  BENEFITS   PREMIUMS  FUNDS     REVENUE    INCOME    BENEFITs
-------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999

 Agency Market Operations...$     -     $     -  $     -   $     -    $    -   $  4,799   $   686   $ 4,431
 Specialty Operations.......      -           -        -         -         -      1,001       245       951
 CNA Re.....................      -           -        -         -         -      1,176       161       707
 Global Operations..........      -           -        -         -         -      1,010       132       585
 Risk Management............      -           -        -         -         -        801       154       909
 Group Operations...........      -           -        -         -         -      3,571       130     3,177
 Life Operations............      -           -        -         -         -        936       556       871
 Corporate..................      -           -        -         -         -         35        47       127
 Eliminations...............      -           -        -         -         -        (47)        -       (41)
 Consolidated Operations....  2,436      27,356    5,996     5,103       710          -         -         -
                            ---------------------------------------------------------------------------------------
                            $ 2,436     $27,356  $ 5,996   $ 5,103    $  710    $13,282   $ 2,101   $11,717
                            =======================================================================================
December 31, 1998
 Agency Market Operations...$     -     $     -  $     -   $     -    $    -    $ 5,247   $   744   $ 3,871
 Specialty Operations.......      -           -        -         -         -      1,092       245     1,011
 CNA Re.....................      -           -        -         -         -        944       163       670
 Global Operations..........      -           -        -         -         -        941       110       490
 Risk Management............      -           -        -         -         -        823       144       893
 Group Operations...........      -           -        -         -         -      3,733       133     3,375
 Life Operations............      -           -        -         -         -        823       525       855
 Corporate..................      -           -        -         -         -        (26)       82       103
 Eliminations...............      -           -        -         -         -        (41)        -         -
 Consolidated Operations....  2,422      29,154    5,352     5,039       855          -         -         -
                            ---------------------------------------------------------------------------------------
                            $ 2,422     $29,154  $ 5,352   $ 5,039    $  855    $13,536   $ 2,146   $11,268
                            =======================================================================================
December 31, 1997
 Agency Market Operations...$     -     $     -  $     -   $     -    $    -    $ 5,092   $   787   $ 4,277
 Specialty Operations.......      -           -        -         -         -      1,251       268     1,092
 CNA Re.....................      -           -        -         -         -        898       153       694
 Global Operations..........      -           -        -         -         -        854       117       594
 Risk Management............      -           -        -         -         -        776       158       567
 Group Operations...........      -           -        -         -         -      3,936       117     3,272
 Life Operations............      -           -        -         -         -        797       501       838
 Corporate..................      -           -        -         -         -         20       108        59
 Eliminations...............      -           -        -         -         -          -         -       (22)
 Consolidated Operations....  2,142      29,520    4,782     4,700       789          -         -         -
                            ---------------------------------------------------------------------------------------
                            $ 2,142     $29,520  $ 4,782   $ 4,700    $  789    $13,624   $ 2,209   $11,371
                            =======================================================================================
*Premiums written relates to property/casualty companies only.

                                                          SCHEDULE III CONTINUED

                            CNA FINANCIAL CORPORATION
                       SUPPLEMENTARY INSURANCE INFORMATION
-----------------------------------------------------------
    INSURANCE    AMORTIZATION
   CLAIMS AND     OF DEFERRED     OTHER
  POLICYHOLDERS'  ACQUISITION   OPERATING    PREMIUMS
    BENEFITS         COSTS       EXPENSES    WRITTEN*
-----------------------------------------------------------

 $ 4,339        $ 1,182        $   347      $ 3,667

     907            187            102          948

     998            290             76        1,275

     578            231            315        1,080

     755             71            417          839

   3,053              2            697          804

   1,122            180             94          337

     196              -            226           37

     (48)             -           (188)           -

       -              -              -            -
------------------------------------------------------
$ 11,900        $ 2,143        $ 2,086      $ 8,987
======================================================

$  4,436        $ 1,239        $   427      $ 5,461

     949            175            171        1,023

     707            252             57          908

     589            224            247          985

     765             98            378          889

   3,171              5            758        1,008

     997            178            104          295

     274              9            166            -

     (41)             -             13            -

       -              -              -            -
----------------------------------------------------
$ 11,847        $ 2,180        $ 2,321      $10,569
====================================================

$  3,871        $ 1,242        $   384      $ 5,085

   1,011            247            149        1,267

     670            247             79        1,091

     490            173            221          812

     785            101            304          706

   3,408              -            680          963

     949            120            147          247

     211              8            149           15

       -              -            (13)           -

       -              -              -            -
----------------------------------------------------
$ 11,395       $  2,138        $ 2,100      $10,186
====================================================

                                                                   SCHEDULE IV
                            CNA FINANCIAL CORPORATION
                                   REINSURANCE


                                                                    Assumed/
Year Ended December 31       Direct     Assumed     Ceded      Net    Net %
-------------------------------------------------------------------------------
(In millions of dollars)
1999 earned premiums:
  Property/casualty          $ 9,158    $ 1,816     $ 2,199    $ 8,775   20.7%
  Accident and health          3,730        198         397      3,531    5.6
  Life                         1,174        222         420        976   22.7
-------------------------------------------------------------------------------
Total 1999 earned premiums   $14,062    $ 2,236     $ 3,016    $13,282   16.8%
===============================================================================

1998 earned premiums:
  Property/casualty          $ 8,327    $ 1,549     $   897    $ 8,979   17.3%
  Accident and health          3,745        176         256      3,665    4.8
  Life                         1,014        159         281        892   17.8
-------------------------------------------------------------------------------
Total 1998 earned premiums   $13,086    $ 1,884     $ 1,434    $13,536   13.9%
===============================================================================

1997 earned premiums:
  Property/casualty          $ 8,528    $ 1,101     $   612    $ 9,017   12.2%
  Accident and health          3,723        259         280      3,702    7.0
  Life                           908        128         131        905   14.1
-------------------------------------------------------------------------------

Total 1997 earned premiums   $13,159    $ 1,488     $ 1,023    $13,624   10.9%
===============================================================================

                                                                                  SCHEDULE V
                            CNA FINANCIAL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
----------------------------------------------------------------------------------------------
                                      BALANCE                                         BALANCE
                                         AT      CHARGED TO  CHARGED TO                 AT
                                      BEGINNING  COSTS AND     OTHER                  END OF
(In millions of dollars)             OF PERIOD  EXPENSES     AMOUNTS   DEDUCTIONS     PERIOD
----------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
  Deducted from assets:
    Allowance for doubtful accounts:
      Receivables.....................$  328    $   (6)      $   --      $   12      $  310
                                       =====     ======       ======      =====       =====
YEAR ENDED DECEMBER 31, 1998
  Deducted from assets:
    Allowance for doubtful accounts:
      Receivables......................$ 303    $   35      $   --       $   10      $  328
                                        =====    ======      ======       =====       =====
YEAR ENDED DECEMBER 31, 1997
 Deducted from assets:
    Allowance for doubtful accounts:
      Receivables......................$ 277    $   30      $   --       $    4      $  303
                                        =====    ======      ======       =====       =====
----------------------------------------------------------------------------------------------

                                                                                          SCHEDULE VI

                            CNA FINANCIAL CORPORATION
             SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY
                              INSURANCE OPERATIONS
---------------------------------------------------------------------------------------------------------
                                                                                 CONSOLIDATED PROPERTY/
                                                                                   CASUALTY ENTITIES
                                                                               --------------------------

AS OF AND FOR THE YEAR ENDED DECEMBER 31                                       1999     1998      1997
(In millions of dollars)
---------------------------------------------------------------------------------------------------------
Deferred acquisition costs................................................... $ 1,126  $ 1,279    $ 1,162

Reserves for unpaid claims and claim adjustment expenses.....................  26,631   28,317     28,533

Discount deducted from claim and claim adjustment expense reserves above
(based on interest rates ranging from 3.5% to 7.5%)..........................   2,376    2,380      2,409

Unearned premiums............................................................   5,103    5,039      4,700

Earned premiums..............................................................   9,901   10,079      9,927

Net investment income........................................................   1,648    1,731      1,790

Incurred claim and claim adjustment expenses related to current year.........   7,287    7,903      7,942

Incurred claim and claim adjustment expenses related to prior years..........   1,027      263       (256)

Amortization of deferred acquisition costs...................................   2,004    2,042      2,017

Paid claim and claim expenses................................................   9,964    8,745      8,376

Net premiums written.........................................................   8,987   10,569     10,186
---------------------------------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CNA Financial Corporation


We have audited the consolidated financial statements of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 and have issued our report thereon dated February 23, 2000, which report includes an explanatory paragraph as to certain accounting changes; such consolidated financial statements and report are included in the Company's 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of CNA Financial
Corporation and subsidiaries listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Chicago, Illinois
February 23, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CNA Financial Corporation

                                         By     /S/Laurence A. Tisch
                                            ----------------------------
                                                Laurence A. Tisch
                                              Chief Executive Officer
                                           (Principal Executive Officer)

                                         By     /S/Robert V. Deutsch
                                            ----------------------------
                                                Robert V. Deutsch
                                              Senior Vice President and
                                              Chief Financial Officer
                                             (Principal Accounting Officer)

Date:  March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


             SIGNATURE                             TITLE     |
                                                             |
                                                             |
      /S/Antoinette Cook Bush             Director           |
------------------------------------                         |
       Antoinette Cook Bush                                  |
                                                             |
                                                             |
      /S/Dennis H. Chookaszian            Director           |
------------------------------------                         |
      Dennis H. Chookaszian                                  |
                                                             |
                                                             |
      /S/Ronald L. Gallatin               Director           |       Dated
------------------------------------                         |
        Ronald L. Gallatin                                   |  March 29, 2000
                                                             |
                                                             |
         /S/Robert P. Gwinn               Director           |
------------------------------------                         |
         Robert P. Gwinn                                     |
                                                             |
                                                             |
     /S/Bernard L. Hengesbaugh            Director           |
------------------------------------                         |
      Bernard L. Hengesbaugh                                 |

             SIGNATURE                             TITLE     |
                                                             |
      /S/Walter F. Mondale               Director            |
------------------------------------                         |
         Walter F. Mondale                                   |
                                                             |
                                                             |
      /S/Edward J. Noha              Chairman of the Board   |
------------------------------------                         |
          Edward J. Noha              and Director           |
                                                             |
                                                             |
      /S/Joseph Rosenberg               Director             |
------------------------------------                         |
         Joseph Rosenberg                                    |
                                                             |
                                                             |
      /S/James S. Tisch                 Director             |     Dated
------------------------------------                         |
          James S. Tisch                                     |  March 29, 2000
                                                             |
                                                             |
      /S/Laurence A. Tisch          Chief Executive Officer  |
------------------------------------                         |
         Laurence A. Tisch          and Director             |
                                                             |
                                                             |
      /S/Preston R. Tisch               Director             |
------------------------------------                         |
         Preston R. Tisch                                    |
                                                             |
                                                             |
      /S/Marvin Zonis                 Director               |
------------------------------------                         |
        Marvin Zonis                                         |

                                                               EXHIBIT 12.1

                            CNA FINANCIAL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

----------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                           1999     1998       1997       1996       1995
(In millions of dollars, except ratios)
----------------------------------------------------------------------------------------------------------------
Income (loss) before income tax, net of minority interest.....$   (41)    $   329     $1,358    $ 1,345  $ 1,042
Adjustments:
   Interest expense...........................................    202         219        198        200      182
   Interest element of operating lease rental.................     35          47         34         32       47
                                                              -------     -------     ------    -------  -------
Earnings before fixed charges.................................$   196     $   595     $1,590    $ 1,577  $ 1,271
                                                              =======     =======     ======    =======  =======
Fixed charges:
   Interest expense...........................................$   202     $   219     $  198    $   200  $   182
   Interest element of operating lease rental.................     35          47         34         32       47
                                                              -------     -------     ------    -------  -------
Total fixed charges...........................................$   237     $   266     $  232    $   232  $   229
                                                              =======     =======     ======    =======  =======

Ratio of earnings to fixed charges (1)........................    0.8         2.2        6.8        6.8      5.6
----------------------------------------------------------------------------------------------------------------

(1) For purposes of computing this ratio, earnings consist of income before income taxes plus fixed charges of consolidated companies. Fixed charges consist of interest and that portion of operating lease rental expense which is deemed to be an interest factor for such rentals.

                                                             EXHIBIT 21.1

                           PRIMARY SUBSIDIARIES OF CNAF

                                                        PLACE OF
COMPANY                                                 INCORPORATION
-------                                                 -------------

American Casualty Company of Reading, Pennsylvania      Pennsylvania

CNA  Casualty of California                             California

CNA Reinsurance Company, Ltd.                           United Kingdom

CNA Surety Corporation                                  Delaware

Columbia Casualty Company                               Illinois

Convida, Inc.                                           Bahamas

Continental Assurance Company                           Illinois

Continental Casualty Company                            Illinois

Continental Insurance Company of New Jersey             New Jersey

Firemen's Insurance Company of Newark, New Jersey       New Jersey

First Insurance Company of Hawaii                       Hawaii

National Fire Insurance Company of Hartford             Connecticut

National-Ben Franklin Insurance Company of Illinois     Illinois

Pacific Insurance Company                               California

RSKCo Claims Services, Inc.                             Illinois

The Buckeye Union Insurance Company                     Ohio

The Continental Insurance Company                       New Hampshire

The Fidelity and Casualty Company of New York           New Hampshire

Transcontinental Insurance Company                      New York

                                                          EXHIBIT 21.1 -
                                                          (continued)

                    PRIMARY SUBSIDIARIES OF CNAF--(continued)

                                                        PLACE OF
COMPANY                                                 INCORPORATION
-------                                                 ------------


Transportation Insurance Company                        Illinois

Valley Forge Insurance Company                          Pennsylvania

Valley Forge Life Insurance Company                     Pennsylvania

Western National Warranty Corporation                   Arizona


All other subsidiaries, when aggregated, are not considered significant.

                                                            EXHIBIT 23.1

                         INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-69741 and 333-84447 of CNA Financial Corporation and subsidiaries on Forms S-3 and S-8, respectively, of our reports dated February 23, 2000, appearing in and incorporated by reference in the Annual Report on the Form 10-K of CNA Financial Corporation and subsidiaries for the year ended December 31, 1999.

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 29, 2000

CNA FINANCIAL CORPORATION

CNA PLAZA

CHICAGO, ILLINOIS  60685













G-123177-A (99)