Form 10-K/A
period 1999-12-31
CNA FINANCIAL CORP
filed 2000-04-18
CIK 21175

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-K/A

                           AMENDMENT NO.1 TO FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 1999               COMMISSION FILE NUMBER 1-5823

                                 --------------

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



     THE REGISTRANT HEREBY AMENDS THE FOLLOWING ITEMS, FINANCIAL STATEMENTS, EXHIBITS OR OTHER PORTIONS OF ITS ANNUAL REPORT ON FORM 10-K, AS AMENDED FOR THE YEAR ENDED DECEMBER 31, 1999 AS SET FORTH IN THE PAGES ATTACHED HERETO.

     PART I:   ITEM 1.  BUSINESS.

                        (TO CORRECT SCHEDULE OF PROPERTY/CASUALTY LOSS RESERVE DEVELOPMENT ON PAGE 8)

                            CNA FINANCIAL CORPORATION

                            INDEX TO AMENDMENT NO. 1
                   ANNUAL REPORT ON FORM 10-K/A FILED WITH THE
                       SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1999

  Item                                                                    Page
 Number                                 PART I                           Number
 ------                                                                  ------

   1.       Business...................................................      3

            Signature..................................................     10

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

SUPPLEMENTARY INSURANCE DATA


The following table sets forth supplementary insurance data.

--------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                     1999                 1998              1997
(In millions of dollars, except ratio information)
--------------------------------------------------------------------------------------------------------
TRADE RATIOS -  GAAP BASIS (A)
   Loss ratio...............................               87.1%                81.8%             77.1%
   Expense ratio............................               32.4                 33.6              31.3
   Combined ratio (before policyholder dividends)         119.5                115.4             108.4
   Policyholder dividend ratio..............                0.3                  1.1               0.5

TRADE RATIOS - STATUTORY BASIS (A)
   Loss ratio...............................               87.1%                81.5%             77.5%
   Expense ratio............................               33.8                 32.8              30.7
   Combined ratio (before policyholder dividends)         120.9                114.3             108.2
   Policyholder dividend ratio..............                0.3                  1.0               0.8

GROSS LIFE INSURANCE IN-FORCE
   Group....................................           $394,743             $317,720          $239,843
   Life (c).................................             75,247               76,674            71,755
                                                       --------             --------          --------
                                                       $469,990             $394,394          $311,598
                                                       ========             ========          ========
OTHER DATA - STATUTORY BASIS (B)
   Property/casualty capital and surplus*...            $ 8,679              $ 7,623           $ 7,123
   Life capital and surplus.................              1,222                1,109             1,223
   Written premium  to surplus ratio........                1.1                  1.4               1.4
   Capital and surplus-percent of total
   liabilities..............................               21.9%                20.5%             22.4%
   Participating policyholders-percent of gross
   life insurance in force..................                0.5%                 0.5%              0.7%
--------------------------------------------------------------------------------------------------------

  *Surplus includes equity of property/casualty companies' ownership in life insurance subsidiaries.


     (a) Trade ratios reflect the results of CNA's property/casualty insurance subsidiaries. Trade ratios are industry measures of property/casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. The expense ratio, using amounts determined in accordance with generally accepted accounting principles (GAAP), is the percentage of underwriting expenses, including the amortization of deferred acquisition costs, to premiums earned. The expense ratio, using amounts determined in accordance with statutory accounting practices, is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio is the sum of the loss and expense ratios. The policyholder dividend ratio is the ratio of dividends incurred to premiums earned.

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

The following table displays the distribution of gross written premiums for the CNA's property/casualty operations:

      =====================================================================================================
                                                                           PERCENT OF TOTAL
      GROSS WRITTEN PREMIUM                                  ----------------------------------------------
      YEAR ENDED DECEMBER 31                                      1999           1998            1997
      -----------------------------------------------------------------------------------------------------
      New York...........................................          8.2%           9.5%            9.9%
      California.........................................          7.1            8.2             8.8
      Texas..............................................          5.7            6.0             6.2
      Florida............................................          4.6            4.6             4.8
      Pennsylvania.......................................          4.3            4.7             5.1
      New Jersey.........................................          3.8            4.4             4.3
      Illinois...........................................          3.8            4.5             4.4
      All other states, countries or political                    46.5           48.0            48.0
      subdivisions (a)...................................
      Reinsurance assumed................................         16.0           10.1             8.5
                                                             ----------------------------------------------
                                                                 100.0%         100.0%          100.0%
      =====================================================================================================

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

=============================================================================================================================
SCHEDULE OF PROPERTY/CASUALTY
LOSS RESERVE DEVELOPMENT
CALENDAR YEAR ENDED             1989(A) 1990(A)  1991(A)  1992(A) 1993(A) 1994(A)  1995(B)   1996   1997(C)  1998(D)  1999(E)
(In millions of dollars)
-----------------------------------------------------------------------------------------------------------------------------
Gross reserves for unpaid
claim and claim
expenses..................                                        $20,812 $21,639  $31,044 $29,357  $28,533 $28,317  $26,631
Ceded recoverable.........                                          2,491   2,705    6,089   5,660    5,326   5,424    5,489
                                                                   ------  ------   ------  ------   ------  ------   ------
Net reserves for unpaid claim
   and claim expenses.....      $11,267 $13,090  $14,415  $17,167  18,321  18,934   24,955  23,697   23,207  22,893   21,142
                                ------- -------  -------  -------  ------  ------   ------  ------   ------  ------   ------

CUMULATIVE NET PAID AS OF:

One year later............        2,670   3,285    3,411    3,706   3,629   3,656    6,510   5,851   5,954    7,321       --
Two years later...........        4,724   5,623    6,024    6,354   6,143   7,087   10,485   9,796  11,394       --       --
Three years later.........        6,294   7,490    7,946    8,121   8,764   9,195   13,363  13,602      --       --       --
Four years later..........        7,534   8,845    9,218   10,241  10,318  10,624   16,271      --      --       --       --
Five years later..........        8,485   9,726   10,950   11,461  11,378  12,577       --      --      --       --       --
Six years later...........        9,108  11,207   11,951   12,308  13,100      --       --      --      --       --       --
Seven years later.........       10,393  12,023   12,639   13,974      --      --       --      --      --       --       --
Eight years later.........       11,086  12,592   14,271       --      --      --       --      --      --       --       --
Nine years later..........       11,563  14,159       --       --      --      --       --      --      --       --       --
Ten years later...........       13,035      --       --       --      --      --       --      --      --       --       --

NET RESERVES RE-ESTIMATED AS
OF:

End of initial year.......       11,267  13,090   14,415   17,167  18,321  18,934   24,955  23,697  23,207   22,893   21,142
One year later............       11,336  12,984   16,032   17,757  18,250  18,922   24,864  23,479  23,508   23,920       --
Two years later...........       11,371  14,693   16,810   17,728  18,125  18,500   24,294  23,140  23,717       --       --
Three years later.........       13,098  15,737   16,944   17,823  17,868  18,008   23,814  23,270      --       --       --
Four years later..........       14,118  15,977   17,376   17,765  17,511  17,354   24,092      --      --       --       --
Five years later..........       14,396  16,440   17,329   17,560  17,082  17,506       --      --      --       --       --
Six years later...........       14,811  16,430   17,293   17,285  17,176      --       --      --      --       --       --
Seven years later.........       14,810  16,551   17,069   17,398      --      --       --      --      --       --       --
Eight years later.........       14,995  16,487   17,189       --      --      --       --      --      --       --       --
Nine years later..........       14,973  16,592       --       --      --      --       --      --      --       --       --
Ten years later...........       15,091      --       --       --      --      --       --      --      --       --       --
                                ------- -------  -------  -------  ------  ------   ------  ------   ------  ------   ------
Total net (deficiency)
redundancy................       (3,824) (3,502)  (2,774)    (231)  1,145   1,428      863     427    (510)  (1,027)      --
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Reconciliation to gross
   re-estimated reserves:
Net reserves re-estimated.       15,091  16,592   17,189   17,398  17,176  17,506   24,092  23,270  23,717   23,920       --
Re-estimated ceded recoverable                                      1,547   1,858    6,020   5,285   4,547    4,472       --
                                                                   ------  ------   ------  ------   ------  ------   ------
   Total gross re-estimated
   reserves...............                                         18,723  19,364   30,112  28,555  28,264   28,392       --
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Net (deficiency) redundancy
   related to: Asbestos claims   (3,496) (3,365)  (3,321)  (1,633) (1,033)   (999)    (811)   (910)   (806)    (560)      --
   Environmental claims...         (978)   (972)    (929)    (886)   (445)   (276)    (197)   (136)   (138)      84       --
                                ------- -------  -------  -------  ------  ------   ------  ------   ------  ------   ------
   Total asbestos and
environmental.............       (4,474) (4,337)  (4,250)  (2,519) (1,478) (1,275)  (1,008) (1,046)   (944)    (476)      --
Other claims..............          650     835    1,476    2,288   2,623   2,703    1,871   1,473     434     (551)      --
                                ------- -------  -------  -------  ------  ------   ------  ------   ------  ------   ------
Total net (deficiency)
redundancy................       (3,824) (3,502)  (2,774)    (231)  1,145   1,428      863     427    (510)  (1,027)      --
                                ======= =======  =======  =======  ======  ======   ======  ======   ======  =======  ======
-----------------------------------------------------------------------------------------------------------------------------

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

(e) Ceded recoverable excludes reserves transferred under retroactive reinsurance agreements of $784 million as of December 31, 1999.

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


                                         CNA Financial Corporation


                                         By            Robert V. Deutsch
                                             -----------------------------------
                                                       Robert V. Deutsch
                                                   Senior Vice President and
                                                    Chief Financial Officer
                                                 (Principal Accounting Officer)

Date:  April 18, 2000