Form 10-Q
period 2000-03-31
CNA FINANCIAL CORP
filed 2000-05-12
CIK 21175

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 COMMISSION FILE NUMBER 1-5823

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
Yes [X]   No...

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                    OUTSTANDING AT MAY 3, 2000
-----------------------------                        --------------------------
Common Stock, Par value $2.50                                 183,293,131


================================================================================

                            CNA FINANCIAL CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
------    ---------------------                                         --------

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

   INDEPENDENT ACCOUNTANTS' REPORT                                            3

   CONDENSED CONSOLIDATED BALANCE SHEETS
     MARCH 31, 2000 (Unaudited) and DECEMBER 31, 1999...................      4

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.................      5

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.................      6

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS (Unaudited) MARCH 31, 2000..............................      7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS..........................................     20


PART II.  OTHER INFORMATION
-------   -----------------

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................     42

SIGNATURES        ......................................................     42

EXHIBIT 15        LETTER REGARDING UNAUDITED INTERIM
                   FINANCIAL INFORMATION................................     43

EXHIBIT 27        FINANCIAL DATA SCHEDULE...............................     44

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
CNA Financial Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the "Company") as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
CHICAGO, ILLINOIS
MAY 12, 2000

                           CNA FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      MARCH 31,       DECEMBER 31,
                                                                                                        2000              1999
(In millions of dollars, except share data)                                                          (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
     Investments:
         Fixed maturity securities available-for-sale (amortized cost: $26,542 and $27,948)  .....   $    26,045      $    27,248
         Equity securities available-for-sale (cost: $1,250 and $1,150)  .........................         3,550            3,610
         Mortgage loans and real estate (less accumulated depreciation: $1 and $1)  ..............            48               47
         Policy loans  ...........................................................................           192              192
         Other invested assets  ..................................................................         1,112            1,108
         Short-term investments  .................................................................         5,723            3,355
                                                                                                     -----------      -----------
              TOTAL INVESTMENTS  .................................................................        36,670           35,560
    Cash  ........................................................................................           179              153
    Receivables:
         Reinsurance  ............................................................................         9,031            8,023
         Insurance  ..............................................................................         4,747            4,483
         Less allowance for doubtful accounts  ...................................................          (305)            (310)
    Deferred acquisition costs  ..................................................................         2,539            2,436
    Prepaid reinsurance premiums  ................................................................         1,598            1,468
    Accrued investment income  ...................................................................           358              387
    Receivables for securities sold  .............................................................           632              284
    Federal income taxes recoverable (includes: $89 and $241 due from Loews)......................           101              269
    Deferred income taxes  .......................................................................           831              852
    Property and equipment at cost (less accumulated depreciation: $768 and $701)  ...............           764              746
    Intangibles  .................................................................................           334              328
    Other assets  ................................................................................         1,950            1,937
    Separate account business  ...................................................................         4,765            4,603
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                                              $    64,194      $    61,219
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

    Insurance reserves:
         Claim and claim adjustment expense  .....................................................   $    27,668      $    27,356
         Unearned premiums  ......................................................................         5,534            5,103
         Future policy benefits  .................................................................         6,164            5,996
         Policyholders' funds  ...................................................................           673              710
    Collateral on loaned securities  .............................................................         2,853            1,300
    Payables for securities purchased  ...........................................................           633              135
    Participating policyholders' equity  .........................................................           125              121
    Debt  ........................................................................................         2,875            2,881
    Other liabilities  ...........................................................................         3,737            3,881
    Separate account business  ...................................................................         4,765            4,603
                                                                                                     -----------      -----------
            TOTAL LIABILITIES  ...................................................................        55,027           52,086
                                                                                                     -----------      -----------

Commitments and contingencies

Minority Interest.................................................................................           202              195

Stockholders' equity:
    Common stock ($2.50 par value;
         Authorized - 500,000,000 shares;
         Issued - 185,525,907 shares;
         Outstanding as of March 31, 2000 - 183,293,131 shares,
         Outstanding as of December 31, 1999 - 184,406,931 shares) ...............................           464              464
    Preferred stock  .............................................................................            71              150
    Additional paid-in capital  ..................................................................           126              126
    Retained earnings  ...........................................................................         7,255            7,114
    Accumulated other comprehensive income  ......................................................         1,184            1,188
    Treasury stock, at cost  .....................................................................           (71)             (41)
                                                                                                     -----------      -----------
                                                                                                           9,029            9,001
    Notes receivable for the issue of stock  .....................................................           (64)             (63)
                                                                                                     -----------      -----------
            TOTAL STOCKHOLDERS' EQUITY  ..........................................................         8,965            8,938
------------------------------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $    64,194      $    61,219
====================================================================================================================================

                      See accompanying Notes to Condensed
                 Consolidated Financial Statements (Unaudited).

                           CNA FINANCIAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


---------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(In millions of dollars, except per share data)                                        2000      1999
---------------------------------------------------------------------------------------------------------
Revenues:
  Premiums  ....................................................................      $ 2,770   $ 3,439
  Net investment income  .......................................................          495       512
  Realized investment gains, net of participating policyholders'
    and minority interests  ....................................................           89       222
  Other.........................................................................          155       174
                                                                                      -------   -------
Total revenues..................................................................        3,509     4,347
                                                                                      -------   -------

Claims, benefits and expenses:
  Insurance claims and policyholders' benefits  ................................        2,343     2,881
  Amortization of deferred acquisition costs  ..................................          393       557
  Other operating expenses  ....................................................          514       579
  Restructuring and other related charges  .....................................           --        35
  Interest  ....................................................................           52        62
                                                                                      -------   -------
Total claims, benefits and expenses.............................................        3,302     4,134
                                                                                      -------   -------

Income before income tax and cumulative
    effect of a change in accounting principle  ................................          207       213
Income tax expense  ............................................................          (60)      (35)
Minority interest expense  .....................................................           (6)       (6)
                                                                                      -------   -------

Income before cumulative effect of a change in accounting principle ............          141       172
Cumulative effect of a change in accounting principle, net of tax of $95  ......           --      (177)
--------------------------------------------------------------------------------------------------------
Net income (loss)  .............................................................      $   141   $    (5)
========================================================================================================

BASIC AND DILUTED EARNINGS PER SHARE AVAILABLE
  TO COMMON STOCKHOLDERS
Income before cumulative effect of a change in accounting principle  ...........      $  0.76   $  0.91
Cumulative effect of a change in accounting principle, net of tax ..............           --     (0.96)
                                                                                      -------   -------

Net income (loss) ..............................................................      $  0.76   $ (0.05)
                                                                                      =======   =======

Weighted average outstanding common shares
    and common stock equivalents (in millions of shares)  ......................        184.2     184.0
========================================================================================================

                           See accompanying Notes to
            Condensed Consolidated Financial Statements (Unaudited)

                           CNA FINANCIAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(In millions of dollars)                                                                          2000          1999
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)  .......................................................................    $    141     $     (5)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Minority interest  .....................................................................           6            6
    Deferred income tax provision  .........................................................          30          (94)
    Net realized investment gains  .........................................................         (89)        (222)
    Amortization of intangibles  ...........................................................           6            5
    Amortization (accretion) of bond discount/premium  ...................................            (7)           2
    Depreciation  ..........................................................................          40           45
    Changes in:
       Receivables, net  ...................................................................      (1,277)      (1,202)
       Deferred acquisition costs  .........................................................        (117)         (68)
       Accrued investment income  ..........................................................          28           12
       Federal income taxes recoverable  ...................................................         167          120
       Prepaid reinsurance premiums  .......................................................        (130)        (124)
       Insurance reserves  .................................................................         907        1,282
       Other  ..............................................................................        (154)         341
                                                                                                --------     --------
               Total adjustments  ..........................................................        (590)         103
                                                                                                --------     --------

               NET CASH FLOWS FROM OPERATING ACTIVITIES  ...................................        (449)          98
                                                                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of fixed maturity securities  .................................................      (7,885)     (11,744)
   Proceeds from fixed maturity securities:
     Sales  ................................................................................       8,769       10,392
     Maturities, calls and redemptions  ....................................................         585          889
   Purchases of equity securities  .........................................................        (621)        (144)
   Proceeds from sale of equity securities  ................................................         618          184
   Change in short-term investments  .......................................................      (2,366)        (795)
   Change in collateral on loaned securities  ..............................................       1,554        1,213
   Change in other investments  ............................................................          39          112
   Purchases of property and equipment, net  ...............................................        (106)         (75)
   Acquisitions, net of cash acquired.......................................................         (11)          --
   Other, net  .............................................................................          53           44
                                                                                                --------     --------

               NET CASH FLOWS FROM INVESTING ACTIVITIES  ...................................         629           76
                                                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Dividends paid to preferred shareholders  ...............................................          (1)          (5)
   Sale (purchase) of treasury stock  ......................................................         (30)           1
   Receipts from investment contracts credited to policyholder account balances  ...........           1            2
   Return of policyholder account balances on investment contracts  ........................         (38)         (20)
   Principal payments on long-term debt  ...................................................          (7)        (189)
   Proceeds from issuance of long-term debt  ...............................................          --          175
   Redemption of preferred stock............................................................         (79)          --
                                                                                                --------     --------

               NET CASH FLOWS FROM  FINANCING ACTIVITIES  ..................................        (154)         (36)
                                                                                                --------     --------
                       Net cash flows  .....................................................          26          138
Cash at beginning of period  ...............................................................         153          217
------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                           $    179     $    355
========================================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash received (paid):
   Interest expense  .......................................................................    $    (18)    $    (42)
   Federal income taxes  ...................................................................         135          127
NON-CASH TRANSACTIONS:
   Notes receivable from issuance of treasury stock  .......................................          --          (11)

                      See accompanying Notes to Condensed
                 Consolidated Financial Statements (Unaudited).

                            CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The condensed consolidated financial statements (unaudited) include CNA Financial Corporation (CNAF) and its subsidiaries, which include property/casualty insurance companies (principally Continental Casualty Company and The Continental Insurance Company) and life insurance companies (principally Continental Assurance Company and Valley Forge Life Insurance Company), collectively CNA, or the Company. As of March 31, 2000, Loews Corporation (Loews) owned approximately 87% of the outstanding common stock of CNAF.

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles (GAAP). Certain financial information that is normally included in annual financial statements, including financial statement footnotes, prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in CNAF's Annual Report to Shareholders for the year ended December 31, 1999 (incorporated by reference in Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999). In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) that are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 2000. All material intercompany amounts have been eliminated.

     In the first quarter of 2000, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." Adoption of the SOP did not have a material impact on the financial position or results of operations of the Company.

     In the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountants' SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 requires that insurance companies recognize liabilities for insurance-related assessments when an assessment is probable and will be imposed, when it can be reasonably estimated, and when the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements. Adoption of the SOP resulted in an after-tax charge of $177 million as a cumulative effect of a change in accounting principle.

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


NOTE B - EARNINGS PER SHARE

     Earnings per share applicable to common stock is based on weighted-average outstanding shares, retroactively adjusted for all stock splits. The computation of earnings per share for the quarters ended March 31, 2000 and 1999 follows.

--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(In millions of dollars, except per share data)               2000         1999
--------------------------------------------------------------------------------

Net income (loss)                                             $  141     $   (5)
Less: Preferred dividend                                          (1)        (5)
                                                              ------     ------
Net income (loss) applicable to common stockholders
                                                                 140        (10)
Weighted average outstanding common shares and common
   stock equivalents                                           184.2      184.0
                                                              ------     ------
Basic and diluted earnings (loss) per share available to
   common stockholders                                        $ 0.76     $(0.05)
                                                              ======     ======


NOTE C - RESTRICTED INVESTMENTS

     The Company's largest equity holding in a single issuer is in Global Crossing, Ltd. (Global Crossing) common stock. As of March 31, 2000, the Company owned 36.1 million shares valued at $1.48 billion, representing approximately 4.5% of Global Crossing's outstanding common stock. Because the Company's holdings of Global Crossing were not acquired in a public offering, the shares may not be sold to the public unless the sale is registered or exempt from the registration requirements of the Securities Act of 1933 (the Act). Such exemptions include sales pursuant to Rule 144 under the Act. The Company also has the right, other than as discussed below, to require Global Crossing to register under the Act up to 25% of the Company's original holdings, and beginning on August 13, 2000, to require Global Crossing to register up to an additional 25% of the Company's original holdings.

     See Note G for discussion of a hedge the Company entered into relating to a portion of this investment.

     On March 31, 2000, the Company entered into an agreement (the Lockup) with Global Crossing's underwriters which restricts the direct or indirect sale of approximately 10.4 million of the Company's Global Crossing shares. The Lockup expires on May 25, 2000. The Company's rights to require Global Crossing to register securities under the Act, as mentioned above, are suspended during the term of the Lockup.

NOTE D - LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

FIBREBOARD CORPORATION LITIGATION

     An agreement between Continental Casualty Corporation (Casualty), Pacific Indemnity and Fibreboard Corporation (Fibreboard) (the Trilateral Agreement) has obtained final court approval and its implementation has substantially resolved Casualty's exposure with respect to asbestos claims involving Fibreboard. The Trilateral Agreement calls for payment by Casualty and Pacific Indemnity of an aggregate $2.0 billion, of which Casualty's portion is approximately $1.46 billion, to Fibreboard to resolve (a) all claims by Fibreboard, (b) all filed but unsettled asbestos claims as of August 23, 1993, and, all future asbestos

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


claims against Fibreboard. Casualty has paid all amounts required under this obligation of the Trilateral Agreement. Casualty is also obligated to pay asbestos claims settled as of August 23, 1993.

     Through March 31, 2000, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 133,000 claims, for an estimated settlement amount of approximately $1.63 billion plus any applicable interest. Approximately $1.73 billion (including interest of $184 million) was paid by Casualty through March 31, 2000. Such payments have been partially recovered from Pacific Indemnity.

     While there does exist the possibility of further adverse developments with respect to Fibreboard claims, management does not anticipate subsequent reserve adjustments, if any, to materially affect the equity of CNA. Management will continue to monitor the potential liabilities with respect to Fibreboard asbestos claims and will make adjustments to claim reserves if warranted.

TOBACCO LITIGATION

     Three insurance subsidiaries of the Company are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. (Liggett). Although it did not issue policies to Liggett, the Company also has been named as a defendant in this lawsuit, which was filed by Liggett and Brooke Group Holding Inc. in Delaware Superior Court, New Castle County on January 26, 2000. The lawsuit, which involves numerous insurers, concerns coverage issues relating to hundreds of tobacco-related claims asserted against Liggett over the past twenty years. However, Liggett only began submitting claims for coverage under the policies in January 2000. All of the policies issued by subsidiaries of the Company that have been located to date contain exclusions for tobacco-related claims. Based on facts and circumstances currently known, management believes that the ultimate outcome of the pending litigation should not materially affect the financial condition of CNA.

IGI CONTINGENCY

     In 1997, CNA Reinsurance Company Limited (CNA Re Ltd.) entered into an arrangement with IOA Global, Ltd. (IOA), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI Underwriting Agencies, Ltd. (IGI), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Over the past three years, IGI bound CNA Re Ltd. on a number of reinsurance arrangements with respect to personal accident insurance worldwide (the IGI Program). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters (AAHRU) Facility. CNA's Group Operations business unit participated as a pool member in the AAHRU Facility in varying percentages over the past three years.

     CNA has undertaken a review of the IGI Program and, among other things, has determined that approximately $20 million of premium was assumed by CNA Re Ltd. with respect to United States workers' compensation "carve-out" insurance. CNA is aware that a number of reinsurers with respect to such carve-out insurance have disavowed their obligations under various legal theories. If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA's liability will also be reduced. Moreover, based on information known at this time, CNA reasonably believes it has strong grounds for avoiding altogether a substantial portion of its carve-out exposure through legal action.

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     As noted, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program. Although CNA believes it has valid and enforceable reinsurance contracts with the AAHRU Facility and other reinsurers with respect to United States workers' compensation carve-out business, it is unable to predict to what extent such reinsurers would dispute their liabilities to CNA. Legal actions could result, and the resolution of any such actions could take years.

     CNA recorded net incurred losses of $50 million for the year ended December 31, 1999 with respect to the United States workers' compensation carve-out exposure it incurred through the IGI Program. These losses were established net of estimated recoveries from retrocessionaires and the estimate of ultimate losses is subject to considerable uncertainty. As a result of these uncertainties, the results of operations in future years may be adversely affected by potentially significant reserve additions. Management does not believe that any such future reserve additions will be material to equity.

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

     Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form, which includes an absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether clean-up costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

     A number of proposals to reform Superfund have been made by various parties. However, no reforms have been enacted by Congress in 1999 or thus far in 2000 and it is unclear as to what positions the Congress or the

Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

     Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

     As of March 31, 2000 and December 31, 1999, CNA carried $437 million and $463 million, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims.

     CNA's property/casualty insurance subsidiaries have exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation. Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of March 31, 2000 and December 31, 1999, CNA carried approximately $684 million of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims, including those related to Fibreboard.

     Unfavorable asbestos claim reserve development for the three months ended March 31, 2000 and 1999 totaled $27 million and $34 million, respectively. There was no environmental pollution and other mass tort reserve development for the three months ended March 31, 2000 and 1999, respectively.

     The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.

     The following table provides additional data related to CNA's environmental pollution, other mass tort and asbestos-related claim and claim adjustment expense reserves.

--------------------------------------------------------------------------------------------------------------------
                                                        MARCH 31, 2000                     DECEMBER 31, 1999
                                              -----------------------------------  ---------------------------------
                                                 ENVIRONMENTAL                       ENVIRONMENTAL
                                                 POLLUTION AND                       POLLUTION AND
                                                  OTHER MASS                           OTHER MASS
(In millions of dollars)                             TORT             ASBESTOS            TORT            ASBESTOS
--------------------------------------------------------------------------------------------------------------------
Gross reserves                                       $590               $952             $618               $946
Less ceded reserves                                  (153)              (268)            (155)              (262)
                                                     ----               ----             ----               ----
Net reserves                                         $437               $684             $463               $684
                                                     ====               ====             ====               ====

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


NOTE E - REINSURANCE

     The effects of reinsurance on earned premiums are shown in the following table.

--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                     EARNED PREMIUMS
(In millions of dollars)       DIRECT         ASSUMED        CEDED         NET
--------------------------------------------------------------------------------

2000

Property/casualty               $2,117        $  519        $  961        $1,675
Accident and health                920            63           107           876
Life                               282            58           121           219
                                ------        ------        ------        ------
Total premiums                  $3,319        $  640        $1,189        $2,770
                                ======        ======        ======        ======

1999

Property/casualty               $2,275        $  362        $  268        $2,369
Accident and health                928            36            96           868
Life                               259            40            97           202
                                ------        ------        ------        ------
Total premiums                  $3,462        $  438        $  461        $3,439
                                ======        ======        ======        ======


See Note J for discussion of the Personal Insurance transaction, which had the effect of increasing ceded premiums for the first quarter of 2000.

NOTE F - DEBT

     Debt is comprised of the following obligations.

---------------------------------------------------------------------------------------------------
                                                                        MARCH 31,     DECEMBER 31,
(In millions of dollars)                                                  2000             1999
---------------------------------------------------------------------------------------------------
Variable rate debt:
   Commercial paper                                                     $   675          $   675
   Credit facility--CNA                                                      77               77
   Credit facility--CNA Surety                                              100              100
Senior notes:
   7.25%, due March 1, 2003                                                 137              143
   6.25%, due November 15, 2003                                             249              249
   6.50%, due April 15, 2005 debenture                                      497              497
   6.75%, due November 15, 2006                                             249              248
   6.45%, due January 15, 2008                                              149              149
   6.60%, due December 15, 2008                                             199              199
   8.375%, due August 15, 2012                                               80               81
   6.95%, due January 15, 2018                                              148              148
7.25%, debenture, due November 15, 2023                                     247              247
8.0% - 17.02% secured capital leases, due through December 31, 2011          41               42
Other debt, due through 2019 (rates of 1.0% to 6.60%)                        27               26
                                                                        -------          -------
Total debt                                                              $ 2,875          $ 2,881
                                                                        =======          =======

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


NOTE G - COMPREHENSIVE INCOME

     Comprehensive income is comprised of all changes to stockholders' equity, including net income, except those changes resulting from investments by and distributions to owners. The components of comprehensive income are shown below.

----------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(In millions of dollars)                                                    2000        1999
----------------------------------------------------------------------------------------------

Net income (loss)                                                           $ 141      $   (5)
Other comprehensive income:
   Change in unrealized gains/losses on general account investments

      Holding gains (losses) arising during the period                         78       1,138
      Unrealized losses (gains) at beginning of period included in
        realized gains/losses during the period                               (80)       (121)
                                                                            -----      ------
   Net change in unrealized gains/losses on general account
     investments                                                               (2)      1,017
   Net change in unrealized gains (losses) on separate accounts and
     other                                                                      8          (1)
   Foreign currency translation adjustment                                     (2)         32
   Allocation to participating policyholders and minority interest             (6)          3
                                                                            -----      ------
   Other comprehensive income (loss), before tax                               (2)      1,051
   Deferred income tax expense related to other comprehensive income           (2)       (357)
                                                                            -----      ------
Other comprehensive income (loss), net of tax                                  (4)        694
                                                                            -----      ------

Total comprehensive income                                                  $ 137      $  689
                                                                            =====      ======

     During the first quarter of 2000, the Company entered into option agreements intended to hedge market risk associated with approximately
19.3 million of the 36.1 million shares of Global Crossing owned by the Company. These option agreements were structured as collars in which the Company purchased put options and sold call options on Global Crossing common stock. The average exercise prices were $51.70 and $65.40 on the put options and call options, respectively, subject to adjustments on the call options under certain limited circumstances. The options expire in the first half of 2002 and are only exercisable on their expiration dates. The Company has elected hedge accounting treatment for these transactions. At March 31, 2000 the Company had an unrealized gain of $1.59 billion on its Global Crossing common stock and collars, which was a decrease of $176 million from December 31, 1999. The net decrease consisted of a $343 million decrease in unrealized gain on the Company's Global Crossing common stock partially offset by a $167 million unrealized gain from the collars. The fair value of the collars is presented in equity securities available-for-sale in the accompanying condensed consolidated balance sheet as of March 31, 2000.

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


NOTE H - BUSINESS SEGMENTS

     The Company's reportable segments are strategic businesses that offer different types of products and services. The Company has seven segments: Agency Market Operations, Specialty Operations, CNA Re, Global Operations, Risk Management, Group Operations and Life Operations.

     All significant intercompany income and expenses, as well as intercompany dividends, have been eliminated. Risk Management intrasegment revenues and expenses, amounting to $41 million and $45 million for the three months ended March 31, 2000 and 1999, respectively, have been eliminated at the consolidated level. The Corporate segment results include interest expense on corporate borrowings of approximately $48 million and $51 million for the three months ended March 31, 2000 and 1999, respectively.

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



------------------------------------------------------------------------------------------------------------------------------------
                                    AGENCY                                    RISK    GROUP      LIFE
THREE MONTHS ENDED MARCH 31, 2000   MARKET    SPECIALTY            GLOBAL    MANAGE-  OPERA-     OPERA-            ELIMI-
(In millions of dollars)          OPERATIONS OPERATIONS  CNA RE  OPERATIONS   MENT    TIONS      TIONS  CORPORATE  NATIONS   TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Net earned premiums                  $  833    $  192    $  243   $  274    $  144   $  883     $  212   $   (1)  $  (10)  $ 2,770
Benefits and expenses                   945       195       262      272       180      903        317       32      (10)    3,096
                                     ------    ------    ------   ------    ------   ------     ------   ------   ------   -------
Underwriting gain (loss)               (112)       (3)      (19)       2       (36)     (20)      (105)     (33)      --      (326)
Net investment income                   148        54        46       33        40       33        142       (1)      --       495
Other revenues                           30         8        --       23        80       11         48        1      (45)      155
Other expenses                           35         9         1       26        84       13         24       60      (45)      206
                                     ------    ------    ------   ------    ------   ------     ------   ------   ------   -------
Pre-tax operating income (loss)          31        50        26       32        --       11         61      (93)      --       118
Income tax benefit (expense)             (4)      (15)       (8)     (11)        2       (3)       (20)      31       --       (28)
Minority interest                        --        --        --       (6)       --       --         --       --       --        (6)
                                     ------    ------    ------   ------    ------   ------     ------   ------   ------   -------
Net operating income (loss)
 (excluding realized
 Investment gains (losses))              27        35        18       15         2        8         41      (62)      --        84
Realized investment gains (losses),
 net of tax, participating
 policyholders' interest
 and minority interest                   31        12         6        5         8        4         (6)      (3)      --        57

                                     ------    ------    ------   ------    ------   ------     ------   ------   ------   -------
Net income (loss)                    $   58    $   47    $   24   $   20    $   10   $   12     $   35   $  (65)  $   --   $   141
                                     ======    ======    ======   ======    ======   ======     ======   ======   ======   =======

                            CNA FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------
                                    AGENCY                                    RISK    GROUP      LIFE
THREE MONTHS ENDED MARCH 31, 1999   MARKET    SPECIALTY            GLOBAL    MANAGE-  OPERA-     OPERA-            ELIMI-
(In millions of dollars)          OPERATIONS OPERATIONS  CNA RE  OPERATIONS   MENT    TIONS      TIONS  CORPORATE  NATIONS   TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Net earned premiums               $ 1,359    $   276   $   252   $   246   $   209   $   867   $   203   $    35   $   (8)  $ 3,439
Benefits and expenses               1,582        291       274       246       219       890       295        91      (14)    3,874
Restructuring and other
 related charges                       20         --        --        --        --         5        --         5       --        30
                                  -------    -------   -------   -------   -------   -------   -------   -------   ------   -------
Underwriting gain (loss)             (243)       (15)      (22)       --       (10)      (28)      (92)      (61)       6      (465)
Net investment income                 172         57        39        30        36        33       145        --       --       512
Other revenues                         16          4         1        28        74         9        16        70      (44)      174
Other expenses                         13          7        --        24        67        11        14       127      (38)      225
Non-insurance restructuring
 & other related charges               --         --        --        --         5        --        --        --       --         5
                                  -------    -------   -------   -------   -------   -------   -------   -------   ------   -------
Pre-tax operating income (loss)       (68)        39        18        34        28         3        55      (118)      --        (9)
Income tax benefit (expense)           35        (10)       (4)      (10)       (7)       --       (19)       58       --        43
Minority interest                      --         --        --        (7)       --        --        --         1       --        (6)
                                  -------    -------   -------   -------   -------   -------   -------   -------   ------   -------
Net operating income (loss)
 (excluding realized
 investment gains (losses))           (33)        29        14        17        21         3        36       (59)      --        28
Realized investment gains,
 net of tax, participating
 policyholders' interest and
 minority interest                     68         22        10         9        10         7        12         6       --       144
Cumulative effect of a change
 in accounting principle,
 net of tax                           (93)        (3)       --        (3)      (75)       (1)       (2)       --       --      (177)

                                  -------    -------   -------   -------   -------   -------   -------   -------   ------   -------
Net income (loss)                 $   (58)   $    48   $    24   $    23   $   (44)  $     9   $    46   $   (53)  $   --   $    (5)
                                  =======    =======   =======   =======   =======   =======   =======   =======   ======   =======

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


NOTE I -  RESTRUCTURING AND OTHER RELATED CHARGES

     As part of the Company's restructuring plan (the Plan) that was initiated in August 1998, restructuring-related charges of $35 million were recorded in the three months ended March 31, 1999. These charges did not qualify for the initial accrual under generally accepted accounting principles at the end of the third quarter of 1998 and therefore, were expensed as incurred. The charges included the following:

     In the first three months of 1999, restructuring-related charges for Agency Market Operations totaled approximately $20 million. The charges included employee severance and outplacement costs of $10 million related to the planned net reduction in the workforce. The Agency Market Operations charges also included consulting costs of $1 million and parallel processing charges of $3 million. Other charges, including relocation and facility charges, totaled approximately $6 million.

     In the first three months of 1999, restructuring-related charges for Risk Management totaled approximately $5 million. The charges included parallel processing costs and other charges of approximately $3 million and consulting costs of approximately $2 million.

     In the first three months of 1999, restructuring-related charges for Group Operations totaled approximately $5 million and related to employee severance and other charges.

     For the other segments of the Company, restructuring-related charges totaled approximately $5 million for the first three months of 1999 and related primarily to employee severance costs.

     No restructuring expenses were incurred during the first quarter of 2000; however, payments were made related to amounts accrued as of December 31, 1999. The following table sets forth the major categories of the restructuring accrual and changes therein during the first quarters of 2000.

------------------------------------------------------------------------------------------------
                                          EMPLOYEE
                                      TERMINATION AND        LEASE         BUSINESS
                                      RELATED BENEFIT     TERMINATION        EXIT
(In millions of dollars)                   COSTS             COSTS           COSTS        TOTAL
------------------------------------------------------------------------------------------------

Accrued costs at December 31, 1999          $  4             $ 27            $ 15         $ 46
Payments charged against liability            (3)              (6)             (3)         (12)
                                            ----             ----            ----         ----
Accrued costs at March 31, 2000             $  1             $ 21            $ 12         $ 34
                                            ====             ====            ====         ====

NOTE J -  SIGNIFICANT TRANSACTIONS

PERSONAL INSURANCE TRANSACTION

On October 1, 1999, certain subsidiaries of CNA completed a transaction with The Allstate Corporation (Allstate), whereby CNA's personal lines insurance business and related employees were transferred to Allstate. Approximately $1.1 billion of cash and $1.1 billion of additional assets (primarily premium receivables and deferred policy acquisition costs) were transferred to Allstate, and Allstate assumed $2.2 billion of claim and claim adjustment expense reserves. Additionally, CNA received $140 million in cash which consisted of (i)
$120 million in ceding commission for the reinsurance of the CNA personal insurance business by Allstate, and (ii) $20 million for an option exercisable during 2002 to purchase 100% of the common stock of five CNA insurance

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


subsidiaries at a price equal to the GAAP carrying value as of the exercise date. Also, CNA invested $75 million in a ten year equity-linked note issued by Allstate.

CNA will continue to write new and renewal personal insurance policies and to reinsure this business with Allstate companies, until such time as Allstate exercises its option to buy the five CNA subsidiaries. Prior to 2002, the Company will concentrate the direct writing of personal lines insurance business into the five optioned companies, such that most, if not all, business related to this transaction will be written by those companies by the date Allstate exercises its option. CNA continues to have primary liability on policies reinsured by Allstate.

CNA will continue to have an ongoing interest in the profitability of CNA's personal lines insurance business and the related successor business through an agreement licensing the "CNA Personal Insurance" trademark and a portion of CNA's Agency Market Operations distribution system to Allstate for use in Allstate's personal insurance agency business for a period of five years. Under this agreement, CNA will receive a royalty fee based on the business volume of personal insurance policies sold through the CNA agents for a period of six years. In addition, the $75 million equity-linked note will be redeemed on September 30, 2009 (subject to earlier redemption on stated contingencies) for an amount equal to the face amount plus or minus an amount not exceeding
$10 million, depending on the underwriting profitability of the CNA personal insurance business.

CNA also shares in any reserve development related to claim and claim adjustment expense reserves transferred to Allstate at the transaction date. Under the reserve development sharing agreement, 80% of any favorable or adverse reserve development up to $40 million and 90% of any favorable or adverse reserve development in excess of $40 million inure to CNA. CNA's obligation with respect to unallocated loss adjustment expense reserves was settled at the transaction date, and is therefore not subject to the reserve sharing arrangement.

The retroactive portion of the reinsurance transaction, consisting primarily of the cession of claim and claim adjustment expense reserves approximating
$1.0 billion, was not recognized as reinsurance because criteria for risk transfer was not met for this portion of the transaction. The related consideration paid was recorded as a deposit and is included in reinsurance receivables in the consolidated balance sheets. The prospective portion of the transaction, which as of the transaction date consisted primarily of the cession of $1.1 billion of unearned premium reserves, has been recorded as reinsurance. The related consideration paid was recorded as prepaid reinsurance premiums. Premiums ceded after the transaction date will follow this same treatment. The $20 million received from Allstate for the option to purchase the five CNA subsidiaries was deferred and will not be recognized until Allstate exercises its option, at which time it will be recorded in realized gains and losses.

The ceding commission related to the prospective portion of the transaction will be recognized in proportion to the recognition of the unearned premium reserve to which it relates. Approximately $37 million of the ceding commission and $6 million of royalty fees were earned during the first quarter of 2000.

The Personal Insurance lines transferred to Allstate contributed net earned premiums of $447 million and net operating income of $10 million during the three months ended March 31, 1999.

SALE OF AMS SERVICES, INC.

On November 30, 1999, CNA sold the majority of its interest in AMS Services, Inc. (AMS), a software development company serving the insurance agency market. Prior to the sale, CNA owned 89% of AMS and consolidated AMS in its financial

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


statements. As a result of the sale, CNA owns 9% of AMS and therefore AMS is no longer consolidated. CNA's share of AMS' operating results were $59 million of operating revenue and $8 million of operating losses for the three months ended March 31, 1999.

NOTE K -  RELATED PARTY TRANSACTIONS

CNA reimburses Loews, or pays directly to Loews employees, approximately $13 million annually for management fees, travel and related expenses, and expenses of investment facilities and services provided to CNA.

CNA and its eligible subsidiaries are included in the consolidated Federal income tax return of Loews and its eligible subsidiaries. During the first quarter of 2000, CNA received a tax refund of $136 million from Loews.

CNA writes, at standard rates, a limited amount of insurance for Loews and its affiliates. Total premiums from Loews and its affiliates are less than $10 million on an annual basis.

CNA assumes the risk for a limited amount of insurance from R.V.I. Guaranty Company, Inc. (RVI), a 50% owned affiliate. Written premiums assumed are less than $10 million on an annual basis.

CNA sponsors a stock ownership plan whereby the Company finances the purchase of Company stock by certain executive officers.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



CONSOLIDATED OPERATIONS

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto found on pages 4 to 19, which contain additional information helpful in evaluating operating results and financial condition.

     CNA is one of the largest insurance organizations in the United States and based on 1998 net written premiums, is the fifth largest property/casualty company and the thirty-fifth largest life insurance company.

     CNA's overall goal is to create long-term enterprise value by pursuing disciplined underwriting as well as operating efficiencies.

CNA conducts its operations through seven operating segments. In addition to the seven operating segments, certain other activities are reported in the corporate segment. These operating segments reflect the way in which CNA distributes its products to the marketplace and the way in which it manages operations and makes business decisions.

OPERATING RESULTS

     The following chart summarizes key components of operating results for the three months ended March 31, 2000 and 1999.

-------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(In millions of dollars except per share data)                                          2000          1999
-------------------------------------------------------------------------------------------------------------

Operating revenues (excluding realized investment gains/losses):
  Premiums                                                                              $2,770        $3,439
  Net investment income                                                                    495           512
  Other                                                                                    155           174
                                                                                        ------        ------
Total operating revenues (excluding realized investment gains/losses)                    3,420         4,125
Benefits and expenses                                                                    3,302         4,099
Restructuring and related charges                                                            -            35
                                                                                        ------        ------
Operating income (loss) before income tax                                                  118            (9)
Income tax (expense) benefit                                                               (28)           43
Minority interest                                                                           (6)           (6)
                                                                                        ------        ------
Net operating income (excluding realized investments gains/losses)                          84            28
Realized investment gains (losses), net of tax and minority interest                        57           144
                                                                                        ------        ------
Income before cumulative effect of a change in accounting principle                        141           172
Cumulative effect of a change in accounting principle, net of tax                            -          (177)
                                                                                        ------        ------
Net income (loss)                                                                       $  141        $   (5)
                                                                                        ======        ======

BASIC AND DILUTED EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS

Net operating income (excluding realized investments gains/losses)                      $ 0.45        $ 0.13
Realized investment gains (losses), net of tax and minority interest                      0.31          0.78
Cumulative effect of a change in accounting principle, net of tax                            -         (0.96)
                                                                                        ------        ------
Net income (loss)                                                                       $ 0.76        $(0.05)
                                                                                        ======        ======

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


     The following chart summarizes net operating income (loss) for the three months ended March 31, 2000 and 1999.


-------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(In millions of dollars)                                                                 2000          1999
-------------------------------------------------------------------------------------------------------------
Agency Market Operations                                                                $   27        $  (33)
Specialty Operations                                                                        35            29
CNA Re                                                                                      18            14
Global Operations                                                                           15            17
Risk Management                                                                              2            21
Group Operations                                                                             8             3
Life Operations                                                                             41            36
Corporate and Eliminations                                                                 (62)          (59)
                                                                                        ------        ------
Total                                                                                   $   84        $   28
                                                                                        ======        ======

     Net operating income, which excludes net realized investment gains and the cumulative effect of a change in accounting principle, was $84 million, or $0.45 per share, for the first three months of 2000, compared with net operating income of $28 million, or $0.13 per share, for the same period in 1999.

     Net income for the first three months of 2000 was $141 million, or $0.76 per share, compared with a net loss of $5 million, or $0.05 per share, for the first three months of 1999. Included in the net loss for the three months ended March 31, 1999 was a charge of $177 million, net of tax, or $0.96 per share, for the cumulative effect of a change in accounting principle for insurance-related assessments.

     Discussions of the results of operations from the Company's segments follow:

AGENCY MARKET OPERATIONS

     Agency Market Operations builds on the Company's long and successful relationship with the independent agency distribution system to market a broad range of property/casualty insurance products and services to businesses. Business products include workers' compensation, commercial packages, general liability and commercial auto, as well as a variety of creative risk management services.

--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(In millions of dollars)                              2000               1999
--------------------------------------------------------------------------------

Net written premiums                                 $  827           $  1,327
Net earned premiums                                     833              1,359
Underwriting loss                                      (112)              (243)
Net operating income (loss)                              27                (33)

Loss ratio                                             81.4%              84.8%
Expense ratio                                          29.8               32.6
Dividend ratio                                          2.2                0.5
                                                     ------           --------
Combined ratio                                        113.4%             117.9%
                                                     ======           ========

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


     Net written premiums for Agency Markets Operations decreased 38% to $827 million for the first three months of 2000 as compared to $1,327 million for the same period in 1999. 1999 net written premiums include $478 million related to CNA Personal Insurance which was transferred to Allstate on October 1, 1999. In addition, the Personal Insurance transaction had an impact of $447 million on the net earned premium decline of 39% to $833 million for the first quarter of 2000 as compared to the same period in 1999. Aside from the effects of the personal lines transaction, commercial insurance premiums declined slightly due to continued efforts to write and renew only profitable business and to obtain adequate rates.

     The combined ratio improved 4.5 points to 113.4% for the three months ended March 31, 2000 as compared with 1999. The loss ratio improvement of 3.4 points reflects the impact of increased use of reinsurance, continued efforts to achieve adequate pricing and the non-renewal of unprofitable business. The expense ratio declined 2.8 points partially due to restructuring related expenses to implement a new operating model which were incurred in the first quarter of 1999, which did not recur in 2000, as well as the reduction of acquisition expenses. Underwriting results improved by $131 million to a loss of $112 million as compared to the same period in 1999 attributable principally to the lower loss ratio and reduced operating expenses. Net operating income increased to $27 million for the first three months of 2000 from a loss of $33 million during the same period in 1999 based on improved underwriting results partially offset by lower investment income.

SPECIALTY OPERATIONS

     Specialty Operations provides a broad array of professional, financial and specialty property/casualty products and services distributed through a network of brokers, managing general agencies and independent agencies.

--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(In millions of dollars)                               2000               1999
--------------------------------------------------------------------------------

Net written premiums                                  $ 169             $  267
Net earned premiums                                     192                276
Underwriting loss                                        (3)               (15)
Net operating income                                     35                 29

Loss ratio                                             77.6%              81.4%
Expense ratio                                          24.1               24.0
Dividend ratio                                           --                0.1
                                                      -----             ------
Combined ratio                                        101.7%             105.5%
                                                      =====             ======

     Net written premiums for Specialty Operations declined $98 million, or 37%, for the first three months of 2000, as compared with the same period in 1999. The premium decline related principally to active decisions to renew only profitable business. Earned premiums likewise declined to $192 million for the first quarter of 2000 from $276 million in the same period during 1999.

     The combined ratio improved by 3.8 points to 101.7% for the three months ended March 31, 2000 as compared with the same period in 1999. This improvement resulted from the decrease in the loss ratio attributable mainly to the effects of reinsurance for medical malpractice lines of business and the continued actions to renew only profitable business. Underwriting results improved by $12 million for the first three months of 2000 as compared with the same period during 1999 principally as the result of the improvement in the loss ratio through commitment to prudent underwriting. Net operating income increased to $35 million for the first three months of 2000 as compared to $29 million in 1999 principally as a result of the improved underwriting results.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



CNA RE

         CNA Re operates globally as a reinsurer in the broker market, offering both treaty and facultative products through major offices in Chicago and London. CNA Re's primary product is traditional treaty reinsurance; in addition, it is developing positions in facultative and financial reinsurance.

--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(In millions of dollars)                              2000          1999
--------------------------------------------------------------------------------

Net written premiums                                 $ 380         $ 415
Net earned premiums                                    243           252
Underwriting loss                                      (19)          (22)
Net operating income                                    18            14

Loss ratio                                            70.2%         77.6%
Expense ratio                                         37.7          30.9
                                                     -----         -----
Combined ratio                                       107.9%        108.5%
                                                     =====         =====

     For the three months ended March 31, 2000, net written premiums decreased $35 million or 8% as compared with the same period in 1999. This decrease reflects decisions not to renew a number of contracts that do not meet CNA Re's profitability targets, particularly in the international treaty and domestic standard lines business units. Earned premiums likewise decreased $9 million or 4% for the first three months of 2000 as compared with the same period in 1999.

     The combined ratio improved 0.6 points to 107.9% for the three months ended March 31, 2000 as compared with the same period in 1999. This decrease was a result of favorable loss development which more than offset increases in acquisition and underwriting expenses. Underwriting results improved by $3 million to a $19 million loss for the first three months of 2000 as compared with the same period in 1999. Net operating income increased to $18 million for the first three months of 2000 as compared with $14 million in 1999 based on improvements in underwriting results and an increase in net investment income.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


GLOBAL OPERATIONS

     Global Operations provides products and services to U.S.-based customers, customers expanding overseas and foreign customers. The major product lines include marine, commercial and contract surety, warranty and specialty products, as well as commercial property and casualty.

--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(In millions of dollars)                                  2000          1999
--------------------------------------------------------------------------------

Net written premiums                                     $ 281         $ 267
Net earned premiums                                        274           246
Underwriting gain                                            2            --
Net operating income                                        15            17

Loss ratio                                                56.7%         56.1%
Expense ratio                                             42.4          43.6
Dividend ratio                                             0.2           0.3
                                                         -----         -----
Combined ratio                                            99.3%        100.0%
                                                         =====         =====


     Net written premiums for Global Operations increased 5% to $281 million for the first three months of 2000 as compared to the same period in 1999. This increase was a result of continued growth in surety, warranty and European operations partially offset by a decrease in Canadian operations. Earned premium results increased 11% to $274 million for the first quarter of 2000 as compared to the same period in 1999.

     The combined ratio improved by 0.7 points to 99.3% for the three months ended March 31, 2000 as compared with the same period in 1999. Decreased underwriting and acquisition expenses contributed to the improvement. The loss ratio increase is attributable to warranty's vehicle insurance line of business, partially offset by improvements in Canadian operations because of the underwriting focus undertaken during 1999 that reduced exposure to large property losses. Underwriting results improved $2 million for the first quarter of 2000 when compared to the same period in 1999 driven by strong premium growth. Net operating income decreased slightly for the quarter.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


RISK MANAGEMENT

     Risk Management serves the property/casualty needs of large domestic commercial businesses, offering customized strategies to address risk management.

--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(In millions of dollars)                                2000          1999
--------------------------------------------------------------------------------

Net written premiums                                    $ 222         $ 255
Net earned premiums                                       144           209
Underwriting loss                                         (36)          (10)
Risk Management service revenues                           80            74
Net operating income                                        2            21

Loss ratio                                               91.6%         78.0%
Expense ratio                                            33.7          26.6
Dividend ratio                                             --           0.1
                                                        -----         -----
Combined ratio                                          125.3%        104.7%
                                                        =====         =====


     Net written premiums for Risk Management declined $33 million, or 13%, for the first three months of 2000, as compared with the same period in 1999. This decrease resulted from the Company's decision to cede a larger portion of its direct premiums, as well as a sustained, intense reunderwriting focus. These operational efforts resulted in a $65 million decrease in net earned premiums for the first quarter of 2000 as compared to the same period in 1999.

     The combined ratio increased by 20.6 points to 125.3% for the three months ended March 31, 2000 as compared to the same period in 1999. The combination of changing the reinsurance structure and the $26 million deterioration of the underwriting loss led to a 20.6 point increase in the combined ratio. Underwriting losses increased to $36 million for the first quarter of 2000 as compared to $10 million in the same period in 1999 due to unfavorable audit premiums and adverse property losses from the prior year. Net operating income decreased by $19 million in 2000 primarily due to the poor underwriting results in the property business line, which were partially offset by favorable casualty underwriting trends and higher investment income.

     Risk management service revenues consist principally of RSKCo, a total risk management services organization. Risk management services revenue increased to $80 million for the first three months of 2000 through increased claims handling and billing revenues.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


GROUP OPERATIONS

     Group Operations provides a broad array of group life and health insurance products and services to employers, affinity groups and other entities that purchase insurance as a group. Group Operations also provides health insurance to federal employees, retirees and their families; managed care and self-funded medical excess insurance; medical provider network management and administration services; and reinsurance for life and health insurers.

--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(In millions of dollars)                                    2000          1999
--------------------------------------------------------------------------------

Net earned premiums                                         $883          $867
Net operating income                                           8             3


     Group Operations net earned premiums for the three months ended March 31, 2000 increased $16 million as compared with the same period in 1999. This increase in earned premiums is primarily attributable to continued growth in the life reinsurance business.

     Net operating income for the first quarter of 2000 was $8 million as compared with $3 million for the same period in 1999. This increase in net operating income year-over-year was attributable to decreased restructuring and other costs from having exited the Employer Health and Affinity business in 1999.

LIFE OPERATIONS

     Life Operations provides financial protection to individuals through a full product line of term life insurance, universal life insurance, long term care insurance, annuities and other products. Life Operations also provides retirement services products to institutions in the form of various investment products and administration services.

--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(In millions of dollars)                                    2000          1999
--------------------------------------------------------------------------------

Sales volume                                                $903          $607
Net earned premiums                                          212           203
Net operating income                                          41            36


     Sales volume increased by $296 million for the first three months of 2000 as compared with the same period in 1999. Life Operations continued to have strong sales volume, particularly in retirement related products, such as its Index 500 Plus and variable annuity products, as well as an increasing base of direct premiums for life and long term care. Sales volume is a cash-based measure which includes premium and annuity considerations, investment deposits, and other sales activity that are not reported as premium under generally accepted accounting principles.

     Net earned premium for Life Operations increased 4% to $212 million for the first three months of 2000 as compared to $203 million in the same period in 1999. The increase was the result of strong growth in term products, associated with an increase of pre-Regulation XXX sales, sales of long-term care, and sales of annuities in Chile.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


     Net operating income for the first three months of 2000 was $5 million higher than net operating income for the same period in 1999. This increase was principally a result of strong earnings in retirement related and term products.

CORPORATE

     The corporate segment results consist of interest expense on corporate borrowings, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation, financial guarantee insurance contracts, and certain non-insurance operations.

     Net operating loss increased slightly to a loss of $62 million for the first three months of 2000 as compared with the same period during 1999.

RESTRUCTURING AND OTHER RELATED CHARGES

     The details of the restructuring and other related charges recognized in the quarter ended March 31, 1999 are discussed in Note I to the Condensed Consolidated Financial Statements (Unaudited).

     The table below presents the remaining accrued restructuring and other related charges as of March 31, 2000, and management's estimate of the timing of its ultimate payout.

----------------------------------------------------------------------------------------------------------
                                               EMPLOYEE
                                             TERMINATION
                                             AND RELATED          LEASE          BUSINESS
                                               BENEFIT         TERMINATION         EXIT
(In millions of dollars)                        COSTS             COSTS            COSTS           TOTAL
----------------------------------------------------------------------------------------------------------

Accrued costs at March 31, 2000                  $  1             $ 21             $ 12             $ 34
                                                 ====             ====             ====             ====

    Remainder of 2000                            $  1             $  6             $ 10              $ 17
    2001                                            -                6                2                8
    2002                                            -                4                -                4
    2003                                            -                2                -                2
    2004                                            -                1                -                1
    2005 and thereafter                             -                2                -                2
                                                 ----             ----             ----             ----

Total future payments                            $  1             $ 21             $ 12             $ 34
                                                 ====             ====             ====             ====

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


INVESTMENTS

         The components of net investment income for the three months ended March 31, 2000 and 1999 are presented in the following table:

--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(In millions of dollars)                                  2000          1999
--------------------------------------------------------------------------------

Fixed maturity securities:
   Bonds:
     Taxable                                             $ 381        $  361
     Tax-exempt                                             58            80
Short-term investments                                      32            45
Other                                                       38            34
                                                         -----        ------
                                                           509           520
Investment expenses                                        (14)           (8)
                                                         -----        ------
Net investment income                                    $ 495        $  512
                                                         =====        ======

     Lower net investment income in the first quarter of 2000 as compared with the same period in 1999 is due to lower invested assets as assets were liquidated in the fourth quarter in connection with the Personal Insurance transaction with Allstate and the payout of $1.1 billion from escrow to the Fibreboard trust. The bond segment of the investment portfolio yielded 6.4% in the first quarter of 2000 as compared to 5.8% in the same period in 1999 due to fluctuations in interest rates and a decrease in the concentration of tax-exempt holdings.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


     The components of net realized investment gains for the three months ended March 31, 2000 and 1999 are presented in the following table:

--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(In millions of dollars)                                    2000          1999
--------------------------------------------------------------------------------

Realized investment gains (losses):
   Fixed maturity securities:
     U.S. Government bonds                                 $  (26)       $    -
     Corporate and other taxable bonds                        (25)           24
     Tax-exempt bonds                                         (26)           26
     Asset-backed securities                                  (17)            4
                                                           ------        ------
   Total fixed maturity securities                            (94)           54
   Equity securities                                           85            22
   Derivative securities                                       (2)           27
   Other invested assets                                       99           119
                                                           ------        ------
Total realized investment gains                                88           222
Allocated to participating policyholders                        1             -
Income tax expense                                            (32)          (78)
                                                           ------        ------
Net realized investment gains                              $   57        $  144
                                                           ======        ======


     The change in realized gains and losses between the first quarter of 2000 and the same period in 1999 was principally driven by losses on fixed maturity securities of $94 million, compared to gains of $54 million for the prior year reflecting the impact of rising interest rates.

     Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying financial statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income. The following table presents the carrying values of the Company's investments as of March 31, 2000 and December 31, 1999, and the change in unrealized gains/(losses) of those securities included in other comprehensive income for the three months ended March 31, 2000.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


---------------------------------------------------------------------------------------------------------
                                                                                     THREE MONTHS ENDED
                                                                                       MARCH 31, 2000
                                                                                         CHANGE IN
                                                             MARCH 31,  DECEMBER 31,     UNREALIZED
 (In millions of dollars)                                      2000        1999        GAINS/(LOSSES)
---------------------------------------------------------------------------------------------------------
Fixed maturity securities:
   U. S. Treasury securities and obligations of              $  7,527     $  8,318        $    164
     Government agencies
   Asset-backed securities                                      6,196        7,039              37
   Tax-exempt securities                                        4,019        4,396              72
   Taxable securities                                           8,253        7,365               2
   Redeemable preferred                                            50          130             (72)
                                                             --------     --------         -------
Total fixed maturity securities                                26,045       27,248             203
Equity securities:
    Common stock                                                3,296        3,344            (156)
    Non-redeemable preferred stock                                254          266              (1)
                                                             --------     --------         -------
Total equity securities                                         3,550        3,610            (157)
   Short-term investments                                       5,723        3,355              --
   Other investments                                            1,352        1,347             (48)
                                                             --------     --------         -------
Total investments                                            $ 36,670     $ 35,560              (2)
                                                             ========     ========
Separate account business and other                                                              2
                                                                                          --------
Change in unrealized gains reported in other comprehensive
  income                                                                                  $     --
                                                                                          ========


     The Company's general investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

     A primary objective in the management of the fixed maturity portfolio is to maximize total return relative to underlying liabilities and appropriate market benchmarks. In achieving this goal, assets may be sold to take advantage of market conditions, other investment opportunities and credit and tax considerations. This activity will produce realized gains and losses depending on then-current interest rates.

     Total net unrealized gains of the general account investments for the first quarter of 2000 was $1,820 million down slightly from $1,822 million in the first quarter of 1999. The unrealized position at the first quarter of 2000 was composed of an unrealized loss of $496 million for fixed maturities, an unrealized gain of $2,300 million for equity securities, and an unrealized gain of $16 million for other invested assets.

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

     The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 93.7% and 94.2% of which are rated as investment grade at March 31, 2000 and December, 31, 1999, respectively. The following table summarizes the ratings of CNA's general account bond portfolio at carrying value.

----------------------------------------------------------------------------------
                                            MARCH 31,        DECEMBER 31,
(In millions of dollars)                      2000       %       1999         %
----------------------------------------------------------------------------------

U.S. government and affiliated securities   $ 8,488      33%   $ 8,781       32%
Other AAA rated                               8,840      34      9,692       36
AA and A rated                                4,612      18      4,465       16
BBB rated                                     2,420       9      2,598       10
Below investment grade                        1,636       6      1,582        6
                                            -------     ---    -------      ---
Total                                       $25,995     100%   $27,118      100%
                                            =======     ===    =======      ===


     In the above table, approximately 96.3% and 95.4% of the general account portfolio are U.S. Government agencies or were rated by Standard & Poor's or Moody's Investors Service at March 31, 2000 and December 31, 1999, respectively. The remaining bonds were rated by other rating agencies, outside brokers or Company management.

     Below investment grade bonds are high yield securities rated below BBB by bond rating agencies, as well as other unrated securities which, in the opinion of management, are below investment grade. High yield securities generally involve a greater degree of risk than investment grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions in the underlying insurance products. CNA's concentration in high yield bonds was 6.3% and 5.8% of total investments as of March 31, 2000 and December 31, 1999, respectively.

     Included in CNA's fixed maturity securities at March 31, 2000 are $6.2 billion of asset-backed securities, at fair value, consisting of approximately 23.5% in U.S. government agency issued pass-through certificates and corporate mortgage-backed pass-through certificates (MBS'), 58.6% in collateralized mortgage obligations (CMOs), and 17.9% in corporate asset-backed obligations. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

     CMOs/MBS' are subject to prepayment risks that tend to vary with changes in interest rates. During periods of declining interest rates, CMOs/MBS' generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Conversely, during periods of rising interest rates, prepayments generally slow, which may result in a decrease in yield as a result of the slower prepayments. CNA limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in structured classes. CNA avoids investments in complex mortgage derivatives without readily ascertainable market prices. At March 31, 2000, net unrealized losses on asset-backed securities within the general account portfolio were approximately $177 million compared to $214 million at December 31, 1999.

     Short-term investments at March 31, 2000 and December 31, 1999 primarily consisted of commercial paper and money market funds. The components of the general account short-term investments portfolio are presented in the following table:

---------------------------------------------------------------------------
                                                    MARCH 31,  DECEMBER 31,
(In millions of dollars)                              2000         1999
---------------------------------------------------------------------------

Commercial paper                                     $4,780      $1,988
U.S. Treasury securities                                128          41
Money market funds                                      408         904
Other                                                   407         422
                                                     ------      ------
Total short-term investments                         $5,723      $3,355
                                                     ======      ======

     CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk).

     CNA considers the derivatives in its general account to be held for purposes other than trading. Derivative securities, except for interest rate swaps associated with certain corporate borrowings, are recorded at fair value at the reporting date. The interest rate swaps on corporate borrowings are accounted for using accrual accounting with the related income or expense recorded as an adjustment to interest expense; adjustments to fair value are not recognized. Derivatives in certain separate accounts are held for trading purposes. The Company uses these derivatives to mitigate the risk of the contract liability relating to Index 500 Plus group annuity contract exposure. Changes in fair value of Index 500 Plus separate account derivatives held for trading purposes are reported as a component of net operating income.

     The Company's largest equity holding in a single issuer is Global Crossing, Ltd. (Global Crossing) common stock. As of March 31, 2000, the Company owned
36.1 million shares of Global Crossing valued at approximately $1.48 billion, representing approximately 4.5% of Global Crossing's outstanding common stock. During the first quarter of 2000, the Company entered into option agreements intended to hedge market risk associated with approximately 19.3 million shares of Global Crossing. These option agreements were negotiated as zero cost collars in which the Company purchased put options and sold call options on Global Crossing common stock. At March 31, 2000, the weighted average exercise prices were $51.70 and $65.40 on the put options and call options, respectively,

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


subject to adjustments on the call options under certain limited circumstances. The options expire in the first half of 2002 and are only exercisable on their expiration dates. The Company has elected hedge accounting treatment for these transactions. At March 31, 2000, the Company had an unrealized capital gain of $1.59 billion on the Global Crossing common stock and related collars, which was a $176 million decrease from December 31, 1999. The net decrease in unrealized gains consisted of a $343 million decrease in unrealized gain on the Company's Global Crossing common stock, partially offset by a $167 million unrealized gain from the collars.

     Because the Company's holdings of Global Crossing were not acquired in a public offering, the shares may not be sold to the public unless the sale is registered or exempt from the registration requirements of the Securities Act of 1933 (the Act). Such exemptions include sales pursuant to Rule 144 under the Act. The Company also has the right, other than as discussed below, to require Global Crossing to register under the Act up to 25% of the Company's original holdings, and beginning on August 13, 2000, to require Global Crossing to register up to an additional 25% of the Company's original holdings.

     On March 31, 2000, the Company entered into an agreement (the Lockup) with Global Crossing's underwriters which restricts the direct or indirect sale of approximately 10.4 million of the Company's Global Crossing shares. The Lockup expires on May 25, 2000. The Company's rights to require Global Crossing to register securities under the Act, as mentioned above, are suspended during the term of the Lockup.

     During the first quarter of 2000, the Company also experienced a net decrease in unrealized gains of $73 million on its position in Canary Wharf Group plc common stock, which was valued at $549 million on March 31, 2000. This decrease was attributable to the sale of shares that generated a $33 million realized gain and a $40 million decrease in unrealized gains on the remaining
95 million shares of Canary Wharf.

MARKET RISK

     Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument. According to the Securities and Exchange Commission (SEC) disclosure rules, discussions regarding market risk focus on only one element of market risk - price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index or price underlying the financial instrument. The Company's primary market risk exposures are due to changes in interest rates, although the Company has certain exposures to changes in equity prices and foreign currency exchange rates.

     Active management of market risk is integral to the Company's operations. The Company may use the following tools to manage its exposure to market risk within defined tolerance ranges: (1) change the character of future investments purchased or sold, (2) use derivatives to offset the market behavior of existing assets and liabilities or assets expected to be purchased and liabilities to be incurred, or (3) rebalance its existing asset and liability portfolios.

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. The Company's general account market risk sensitive instruments presented in the tables on pages 35 to 38 are classified as held for purposes other than trading. The Company does not generally hold or issue general account derivatives for trading purposes.

SENSITIVITY ANALYSIS

     CNA monitors its sensitivity to interest rate risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates. The evaluation is made using an instantaneous change in interest rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the Company's market value at risk and the resulting effect on stockholders' equity. The analysis presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices. The range of change chosen reflects the Company's view of changes, which are reasonably possible over a one-year period. The selection of the range of values chosen to represent changes in interest rates should not be construed as the Company's prediction of future market events, but rather an illustration of the impact of such events.

     The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on March 31, 2000 and December 31, 1999 due to instantaneous parallel changes in the period end yield curve of a 100 and 150 basis point increase. The Company's exposure to changes in the market value of its interest sensitive assets and liabilities stemming from interest rate risk is relatively unchanged from year-end.

     Equity price risk was measured assuming an instantaneous 10% and 25% change in the Standard & Poor's 500 Index (the Index) from its level of March 31, 2000 and December 31, 1999, with all other variables held constant. The Company's equity holdings were assumed to be positively correlated with the Index. At March 31, 2000, a 10% and 25% decrease in the Index would result in a $454 million and $1.1 billion decrease, respectively, compared to $505 million and $1.3 billion decrease, respectively, at December 31, 1999, in the market rate of the Company's equity investments. Of these amounts, $115 million and $288 million, respectively, in the current period, and $105 million and $261 million, respectively, at December 31, 1999, would be offset by decreases in liabilities to customers under variable annuity contracts. Similarly, increases in the Index would result in like increases in the market value of the Company's equity investments and increases in liabilities to customers under variable annuity contracts.

     The sensitivity analysis also assumes an instantaneous 10% and 20% change in the foreign currency exchange rates versus the U.S. dollar from their levels at March 31, 2000 and December 31, 1999, with all other variables held constant.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


The Company's exposure to changes in the market value of its interest sensitive assets and liabilities stemming from currency risk is relatively unchanged from year-end.

     The following tables reflect the estimated effects on the market value of the Company's financial instruments at March 31, 2000 and December 31, 1999, due to an increase in interest rates of 100 basis points, a 10% decline in the S&P 500 index, and an unfavorable change of 10% in foreign currency exchange rates.

------------------------------------------------------------------------------------------
MARCH 31, 2000                                MARKET     INTEREST    CURRENCY    EQUITY
(In millions of dollars)                      VALUE      RATE RISK     RISK       RISK
------------------------------------------------------------------------------------------
HELD FOR OTHER THAN TRADING PURPOSES
General Account:
   Fixed maturity securities                 $ 26,045    $ (1,268)   $   (141)   $    (22)
   Equity securities                            3,359          --         (77)       (336)
   Short term investments                       5,723          (3)        (13)         --
   Interest rate caps                               3           5          --          --
   Other derivative securities                    195         (19)         58          45
                                             --------    --------    --------    --------
       TOTAL GENERAL ACCOUNT                   35,325      (1,285)       (173)       (313)
                                             --------    --------    --------    --------
Separate Account Business:
   Fixed maturity securities                    2,782        (101)         (8)          3
   Equity securities                              264          --          (1)        (24)
   Short term investments                          98          --          --          --
     Other derivative securities                   (1)         (4)         --          --
                                             --------    --------    --------    --------
       TOTAL SEPARATE ACCOUNT BUSINESS          3,143        (105)         (9)        (21)
                                             --------    --------    --------    --------
       TOTAL ALL SECURITIES HELD FOR OTHER

       THAN TRADING PURPOSES                   38,468      (1,390)       (182)       (334)
                                             --------    --------    --------    --------
HELD FOR TRADING PURPOSES
Separate Account Business:
   Fixed maturity securities                      361         (11)         (1)         (3)
   Equity securities                               25          --          --          (2)
   Short term investments                         444          --          --          --
     Equity index futures                          --           2          --        (115)
     Other derivative securities                    1          (3)         --          --
                                             --------    --------    --------    --------
       TOTAL ALL SECURITIES HELD FOR

       TRADING PURPOSES                           831         (12)         (1)       (120)
                                             --------    --------    --------    --------
TOTAL ALL SECURITIES                         $ 39,299    $ (1,402)   $   (183)   $   (454)
                                             ========    ========    ========    ========
DEBT                                         $ (2,875)   $    129    $     --    $     --
                                             ========    ========    ========    ========

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


------------------------------------------------------------------------------------------
DECEMBER 31, 1999                             MARKET     INTEREST    CURRENCY    EQUITY
(In millions of dollars)                      VALUE      RATE RISK     RISK       RISK
------------------------------------------------------------------------------------------
HELD FOR OTHER THAN TRADING PURPOSES
General Account:
   Fixed maturity securities                 $ 27,248    $ (1,268)   $   (149)   $    (14)
   Equity securities                            3,610          --         (84)       (361)
   Short term investments                       3,355          (2)        (26)         --
   Interest rate caps                               4           5          --          --
   Equity index futures                            --          19          --          --
   Other derivative securities                     12          (8)         59           3
                                             --------    --------    --------    --------
       TOTAL GENERAL ACCOUNT                   34,229      (1,254)       (200)       (372)
                                             --------    --------    --------    --------
Separate Account Business:
   Fixed maturity securities                    2,927        (115)        (16)         (2)
   Equity securities                              240          --          --         (24)
   Short term investments                          59          --          --          --
     Other derivative securities                   (1)         (7)         --          --
                                             --------    --------    --------    --------
       TOTAL SEPARATE ACCOUNT BUSINESS          3,225        (122)        (16)        (26)
                                             --------    --------    --------    --------
       TOTAL ALL SECURITIES HELD FOR OTHER

       THAN TRADING PURPOSES                   37,454      (1,376)       (216)       (398)
                                             --------    --------    --------    --------
HELD FOR TRADING PURPOSES
Separate Account Business:
   Fixed maturity securities                      333         (12)         (1)         --
   Equity securities                               19          --          --          (2)
   Short term investments                         430          --          (2)         --
     Equity index futures                          --           2          --        (105)
     Other derivative securities                   --          (1)         --          --
                                             --------    --------    --------    --------
       TOTAL ALL SECURITIES HELD FOR

       TRADING PURPOSES                           782         (11)         (3)       (107)
                                             --------    --------    --------    --------
TOTAL ALL SECURITIES                         $ 38,236    $ (1,387)   $   (219)   $   (505)
                                             ========    ========    ========    ========
DEBT                                         $ (2,881)   $    132    $     --    $     --
                                             ========    ========    ========    ========

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


     The following tables reflect the estimated effects on the market value of the Company's financial instruments at March 31, 2000 and December 31, 1999, due to an increase in interest rates of 150 basis points, a 25% decline in the S&P 500 index, and an unfavorable change of 20% in foreign currency exchange rates.

------------------------------------------------------------------------------------------
MARCH 31, 2000                                MARKET     INTEREST    CURRENCY    EQUITY
(In millions of dollars)                      VALUE      RATE RISK     RISK       RISK
------------------------------------------------------------------------------------------
HELD FOR OTHER THAN TRADING PURPOSES
General Account:
   Fixed maturity securities                 $ 26,045    $ (1,878)   $   (281)   $    (56)
   Equity securities                            3,359          --        (153)       (840)
   Short term investments                       5,723          (4)        (27)         --
   Interest rate caps                               3          15          --          --
   Other derivative securities                    195         (31)        116         114
                                             --------    --------    --------    --------
       TOTAL GENERAL ACCOUNT                   35,325      (1,898)       (345)       (782)
                                             --------    --------    --------    --------
Separate Account Business:
   Fixed maturity securities                    2,782        (150)        (17)          7
   Equity securities                              264          --          (1)        (60)
   Short term investments                          98          --          --          --
     Other derivative securities                   (1)         (6)         --           1
                                             --------    --------    --------    --------
       TOTAL SEPARATE ACCOUNT BUSINESS          3,143        (156)        (18)        (52)
                                             --------    --------    --------    --------
       TOTAL ALL SECURITIES HELD FOR OTHER

       THAN TRADING PURPOSES                   38,468      (2,054)       (363)       (834)
                                             --------    --------    --------    --------
HELD FOR TRADING PURPOSES
Separate Account Business:
   Fixed maturity securities                      361         (17)         (3)         (7)
   Equity securities                               25          --          --          (6)
   Short term investments                         444          --          --          --
     Equity index futures                          --           3          --        (288)
     Other derivative securities                    1          12          --          --
                                             --------    --------    --------    --------
       TOTAL ALL SECURITIES HELD FOR

       TRADING PURPOSES                           831          (2)         (3)       (301)
                                             --------    --------    --------    --------
TOTAL ALL SECURITIES                         $ 39,299    $ (2,056)   $   (366)   $ (1,135)
                                             ========    ========    ========    ========
DEBT                                         $ (2,875)   $    188    $     --    $     --
                                             ========    ========    ========    ========

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


------------------------------------------------------------------------------------------
DECEMBER 31, 1999                             MARKET     INTEREST    CURRENCY    EQUITY
(In millions of dollars)                      VALUE      RATE RISK     RISK       RISK
------------------------------------------------------------------------------------------
HELD FOR OTHER THAN TRADING PURPOSES
General Account:
   Fixed maturity securities                 $ 27,248    $ (1,878)   $   (298)   $    (35)
   Equity securities                            3,610          --        (168)       (902)
   Short term investments                       3,355          (3)        (51)         --
   Interest rate caps                               4          11          --          --
   Equity index futures                            --          29          --          --
   Other derivative securities                     12         (13)        118           9
                                             --------    --------    --------    --------
       TOTAL GENERAL ACCOUNT                   34,229      (1,854)       (399)       (928)
                                             --------    --------    --------    --------
Separate Account Business:
   Fixed maturity securities                    2,927        (170)        (32)         (4)
   Equity securities                              240          --          --         (60)
   Short term investments                          59          --          (1)         --
     Other derivative securities                   (1)        (11)         --          --
                                             --------    --------    --------    --------
       TOTAL SEPARATE ACCOUNT BUSINESS          3,225        (181)        (33)        (64)
                                             --------    --------    --------    --------
       TOTAL ALL SECURITIES HELD FOR OTHER

       THAN TRADING PURPOSES                   37,454      (2,035)       (432)       (992)
                                             --------    --------    --------    --------
HELD FOR TRADING PURPOSES
Separate Account Business:
   Fixed maturity securities                      333         (18)         (1)         (1)
   Equity securities                               19          --          --          (5)
   Short term investments                         430          --          (4)         --
     Equity index futures                          --           3          --        (261)
     Other derivative securities                   --          (2)         --          --
                                             --------    --------    --------    --------
       TOTAL ALL SECURITIES HELD FOR

       TRADING PURPOSES                           782         (17)         (5)       (267)
                                             --------    --------    --------    --------
TOTAL ALL SECURITIES                         $ 38,236    $ (2,052)   $   (437)   $ (1,259)
                                             ========    ========    ========    ========
DEBT                                         $ (2,881)   $    193    $     --    $     --
                                             ========    ========    ========    ========

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

     For the three months ended March 31, 2000, net cash used in operating activities was $449 million as compared with a net cash inflow of $98 million for the same period in 1999. The significant increase in net cash used in operating activities for the first quarter of 2000 was attributable to cash outflows of increased paid claims of approximately $200 million, an accelerated benefit plan funding of approximately $130 million, and no current quarter counterpart to the cash inflow generated by Personal Insurance in 1999 which approximated $100 million.

     For the three months ended March 31, 2000, net cash inflows from investment activities was $629 million as compared with $76 million for the same period in 1999. Cash flows from investing activities were principally related to purchases and sales of invested assets. Cash inflows increased from the prior year as invested asset sales increased primarily to fund operating cash shortfalls.

     For the three months ended March 31, 2000, net cash used in financing activities was $154 million as compared with $36 million for the same period in 1999. Cash flows from financing activities include proceeds from the issuance of debt or equity, outflows for dividends or repayment of debt, and outlays to reacquire equity instruments. Cash outflows increased from the prior year due to a $79 million redemption of preferred stock and a $30 million buyback of CNA common stock, and an increase in the surrender of deferred annuities by policyholders.

     On March 8, 2000, the Company announced that it is exploring the sale of its individual life insurance and life reinsurance businesses. As expected, several of the major rating agencies placed their ratings of the Continental Assurance Company Pool (CAC Pool) under review as a result of this announcement. When an insurance company experiences a significant event which might be pertinent to its financial strength rating or claims-paying ability rating, the major rating agencies generally place that company's rating under special review. Such events may include merger, sale, recapitalization, regulatory action, or other significant event.

     On March 20, 2000, CNA announced that Continental Casualty Company (CCC), a wholly owned subsidiary, proposed to CNA Surety Corporation a cash tender offer at $13.00 per share for all shares of CNA Surety common stock not already owned by CCC and its affiliates. CCC and its affiliates currently own approximately 63 percent of the outstanding shares of CNA Surety common stock. This tender offer, if accepted by the minority shareholders of CNA Surety Corporation, will result in a cash outlay of approximately $220 million.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


     On February 15, 2000, Standard's & Poor's lowered the Company's senior debt rating from A- to BBB and lowered the Company's preferred stock rating from BBB to BB+. As a result of these actions, the facility fee payable on the aggregate amount of CNA's $795 million revolving credit facility (Facility) was increased to 12.5 basis points per annum and the interest rate was increased to London Interbank Offered Rate (LIBOR) plus 27.5 basis points. Effective April 1, 2000, CNA's revolving credit facility was reduced from $795 million to $770 million. As a result of Standard's & Poor's actions the Company has purchased and retired approximately $79 million of its outstanding money market preferred stock in the first quarter of 2000. A final redemption was made on April 24, 2000, to redeem and retire the remaining money market preferred stock. The redemption of the money market preferred stock will increase annual after-tax earnings to common shareholders by approximately $1.5 million.

     The table below reflects ratings issued by A.M. Best, Standard and Poor's, Moody's and Duff & Phelps for the CCC Pool, the CIC Pool and the CAC Pool. Also rated were CNAF's senior debt, commercial paper and preferred stock and The Continental Corporation's (Continental) senior debt.

------------------------------------------------------ -----------------------------------------------------------
                             INSURANCE RATINGS                       DEBT AND PREFERRED STOCK RATINGS
-------------------- ----------- ----------- ---------- ------------------------------------------- ---------------
                        CCC         CAC         CIC                        CNA                       Continental
                     ----------- ----------- ---------- ------------------------------------------- ---------------
                            FINANCIAL STRENGTH              Senior       Commercial     Preferred        Senior
                                                             Debt          Paper          Stock           Debt
                     ---------------------------------- -------------- --------------- ------------ ---------------
A.M. Best                A           A          A-            -              -              -             -
Moody's                  A2         A2*         A3           Baa1            P2            baa1          Baa2
Standard & Poor's        A          AA-         A-           BBB             A2            BB+           BBB-
                     ----------- ---------- -----------
                           CLAIMS PAYING ABILITY
                     ----------------------------------
Duff & Phelps           AA-         AA          -            A-              -             BBB+           -
-------------------- ----------- ---------- ----------- -------------- --------------- ------------ ---------------

*Continental Assurance Company and Valley Forge Life are rated separately by
 Moody's and both have an A1 rating.


ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


after June 15, 2000. CNA is currently evaluating the effects of this Statement on its accounting and reporting for derivative securities and hedging activities.

FORWARD LOOKING STATEMENTS

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

                            CNA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                                                      EXHIBIT              PAGE
         DESCRIPTION OF EXHIBIT                       NUMBER              NUMBER
         ----------------------                       -------             ------

         Letter Regarding Unaudited Interim
           Financial Information                       15.1                  43
         Financial Data Schedule                       27                    44


(b)  REPORTS ON FORM 8-K:


     On March 10, 2000, CNA Financial Corporation filed a report on Form 8-K related to its announcement to explore the possible sale of its individual life insurance and life reinsurance businesses.

     On March 17, 2000, CNA Financial Corporation filed a report on Form 8-K related to the completion and filing of its audited financial statements for year ended December 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CNA FINANCIAL CORPORATION


Date:  MAY 12, 2000                            By:  ____________________________
                                                    Robert V. Deutsch
                                                    Senior Vice President and
                                                    Chief Financial Officer