Form 10-Q
period 2000-06-30
CNA FINANCIAL CORP
filed 2000-08-07
CIK 21175

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

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 COMMISSION FILE NUMBER 1-5823

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
Yes [X]  No...


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                   OUTSTANDING AT AUGUST 4, 2000
-----------------------------                      -----------------------------
Common Stock, Par value $2.50                                183,419,473

================================================================================

                            CNA FINANCIAL CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
------    ---------------------                                         --------

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


   CONDENSED CONSOLIDATED BALANCE SHEETS
     JUNE 30, 2000 (Unaudited) AND DECEMBER 31, 1999.....................      3

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999...........      4

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.....................      5

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS (Unaudited) JUNE 30, 2000................................      6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS...........................................     21


PART II.  OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.......................     44

SIGNATURES        .......................................................     44

EXHIBIT 27        FINANCIAL DATA SCHEDULE................................     45

                           CNA FINANCIAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------
                                                                                              (UNAUDITED)`
                                                                                               JUNE 30,        DECEMBER 31,
(In millions of dollars, except share data)                                                      2000              1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS
     Investments:
         Fixed maturity securities available-for-sale (amortized cost: $24,337 and $27,948) .  $    23,776   $    27,248
         Equity securities available-for-sale (cost: $1,246 and $1,150) .....................        2,982         3,610
         Mortgage loans and real estate (less accumulated depreciation: $1 and $1) ..........           48            47
         Policy loans .......................................................................          192           192
         Other invested assets ..............................................................        1,290         1,108
         Short-term investments .............................................................        6,604         3,355
                                                                                                 ----------    ----------
              TOTAL INVESTMENTS .............................................................       34,892        35,560
    Cash ....................................................................................          184           153
    Receivables:
         Reinsurance ........................................................................        8,575         7,391
         Insurance ..........................................................................        5,471         5,115
         Less allowance for doubtful accounts ...............................................         (307)         (310)
    Deferred acquisition costs ..............................................................        2,556         2,436
    Prepaid reinsurance premiums ............................................................        1,555         1,468
    Accrued investment income ...............................................................          360           387
    Receivables for securities sold .........................................................          711           284
    Federal income taxes recoverable (includes: $0 and $241 due from Loews) .................            -           269
    Deferred income taxes ...................................................................          926           852
    Property and equipment at cost (less accumulated depreciation: $803 and $701) ...........          742           746
    Intangibles .............................................................................          327           328
    Other assets ............................................................................        2,012         1,937
    Separate account business ...............................................................        4,455         4,603
-------------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS .....................................................................  $    62,459   $    61,219
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Insurance reserves:
         Claim and claim adjustment expense .................................................  $    27,136   $    27,356
         Unearned premiums ..................................................................        5,316         5,103
         Future policy benefits .............................................................        6,286         5,996
         Policyholders' funds ...............................................................          668           710
    Collateral on loaned securities .........................................................        1,714         1,300
    Payables for securities purchased .......................................................          728           135
    Participating policyholders' equity .....................................................          128           121
    Debt ....................................................................................        2,776         2,881
    Federal income taxes payable (includes: $41 and $0 due to Loews) ........................           22             -
    Other liabilities .......................................................................        4,215         3,881
    Separate account business ...............................................................        4,455         4,603
                                                                                                 ----------    ----------
            TOTAL LIABILITIES ...............................................................       53,444        52,086
                                                                                                 ----------    ----------
Commitments and contingencies

Minority Interest ...........................................................................          205           195

Stockholders' equity:
    Common stock ($2.50 par value;
         Authorized - 500,000,000 shares;
         Issued - 185,525,907 shares;
         Outstanding as of June 30, 2000 - 183,419,473 shares,
         Outstanding as of December 31, 1999 - 184,406,931 shares) ..........................          464           464
    Preferred stock .........................................................................            -           150
    Additional paid-in capital ..............................................................          126           126
    Retained earnings .......................................................................        7,584         7,114
    Accumulated other comprehensive income ..................................................          773         1,188
    Treasury stock, at cost .................................................................          (66)          (41)
                                                                                                 ----------    ----------
                                                                                                     8,881         9,001
    Notes receivable for the issue of stock .................................................          (71)          (63)
                                                                                                 ----------    ----------
            TOTAL STOCKHOLDERS' EQUITY ......................................................        8,810         8,938
-------------------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................  $    62,459   $    61,219
=========================================================================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).

                            CNA FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                                              THREE MONTHS                  SIX MONTHS
(In millions of dollars, except per share data)                                2000         1999           2000         1999
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Net earned premiums ..................................................  $    2,778   $    3,506    $    5,548  $    6,945
  Net investment income ................................................         513          519         1,008       1,031
  Realized investment gains, net of participating policyholders' and
    minority interests .................................................         373          167           462         389
  Other ................................................................         191          155           346         329
                                                                           ----------   ----------     ---------   ---------
Total revenues .........................................................       3,855        4,347         7,364       8,694
                                                                           ----------   ----------     ---------   ---------

Claims, benefits and expenses:
  Insurance claims and policyholders' benefits .........................       2,348        2,970         4,691       5,851
  Amortization of deferred acquisition costs ...........................         532          531           925       1,108
  Other operating expenses .............................................         433          563           947       1,142
  Restructuring and other related charges ..............................           -           19             -          54
  Interest .............................................................          48           46           100         108
                                                                           ----------   ----------     ---------   ---------
Total claims, benefits and expenses ....................................       3,361        4,129         6,663       8,263
                                                                           ----------   ----------     ---------   ---------

Income before income tax and cumulative
    effect of a change in accounting principle .........................         494          218           701         431
Income tax expense .....................................................        (157)         (55)         (217)        (90)
Minority interest ......................................................          (7)          (9)          (13)        (15)
                                                                           ----------   ----------     ---------   ---------
Income before cumulative effect of a change in accounting principle ....         330          154           471         326
Cumulative effect of a change in accounting principle, net of tax
  of $95 ...............................................................           -            -             -        (177)
----------------------------------------------------------------------------------------------------------------------------
Net income .............................................................  $      330   $      154    $      471  $      149
============================================================================================================================

BASIC AND DILUTED EARNINGS PER SHARE AVAILABLE
  TO COMMON STOCKHOLDERS

Income before cumulative effect of a change in accounting principle ....  $     1.80   $     0.82    $     2.56  $     1.73
Cumulative effect of a change in accounting principle, net of tax ......           -            -             -       (0.96)
                                                                           ----------   ----------     ---------   ---------
Net income .............................................................  $     1.80   $     0.82    $     2.56  $     0.77
                                                                           ==========   ==========     =========   =========

Weighted average outstanding common shares
    and common stock equivalents (in millions of shares) ...............       183.3        184.2         183.8       184.1
============================================================================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).

                           CNA FINANCIAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                                                                 SIX MONTHS
(In millions of dollars)                                                                       2000              1999
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................................................   $       471      $      149
  Adjustments to reconcile net income to net cash flows from operating activities:
    Minority interest ..................................................................            13              15
    Deferred income tax provision ......................................................           162             (27)
    Net realized investment gains ......................................................          (462)           (389)
    Amortization of intangibles ........................................................            10              11
    Accretion of bond discount .........................................................          (147)            (94)
    Depreciation .......................................................................            80              92
    Changes in:
       Receivables, net ................................................................        (1,543)           (222)
       Deferred acquisition costs ......................................................          (134)           (155)
       Accrued investment income .......................................................            23              (2)
       Federal income taxes recoverable/payable ........................................           291             112
       Prepaid reinsurance premiums ....................................................           (87)           (136)
       Insurance reserves ..............................................................           299             421
       Other ...........................................................................           291             102
                                                                                             ----------       ---------
               Total adjustments .......................................................        (1,204)           (272)
                                                                                             ----------       ---------
               NET CASH FLOWS FROM OPERATING ACTIVITIES ................................          (733)           (123)
                                                                                             ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed maturity securities ..............................................       (17,261)        (24,438)
   Proceeds from fixed maturity securities:
     Sales .............................................................................        19,772          22,900
     Maturities, calls and redemptions .................................................         1,133           1,639
   Purchases of equity securities ......................................................          (952)           (376)
   Proceeds from sale of equity securities .............................................         1,249             723
   Change in short-term investments ....................................................        (3,127)         (2,200)
   Change in collateral on loaned securities ...........................................           415           2,259
   Change in other investments .........................................................           (22)            160
   Purchases of property and equipment, net ............................................           (79)           (113)
   Other, net ..........................................................................            (8)            (53)
                                                                                             ----------       ---------
               NET CASH FLOWS FROM INVESTING ACTIVITIES ................................         1,120             501
                                                                                             ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to preferred shareholders ............................................            (1)             (8)
   Purchase of treasury stock, net .....................................................           (30)             (1)
   Receipts from investment contracts credited to policyholder account balances ........             3               4
   Return of policyholder account balances on investment contracts .....................           (72)            (40)
   Principal payments on debt ..........................................................          (110)           (292)
   Proceeds from issuance of debt ......................................................             4             177
   Redemption of preferred stock .......................................................          (150)           (200)
                                                                                             ----------       ---------
               NET CASH FLOWS FROM FINANCING ACTIVITIES ................................          (356)           (360)
                                                                                             ----------       ---------
                       Net cash flows ..................................................            31              18
Cash at beginning of period ............................................................           153             217
-----------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD ..................................................................   $       184      $      235
=======================================================================================================================


Supplemental disclosures of cash flow information:
  Cash received (paid):
   Interest expense ....................................................................   $       (75)     $     (101)
   Federal income taxes ................................................................           235             119
 Non-cash transactions:
   Notes receivable from the issuance of stock .........................................             4              13
   Exchange of Canary Wharf Limited Partnership interest into common stock .............             -             539

     See accompanying Notes to Condensed Consolidated Financial Statements
                                  (Unaudited).

                            CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The condensed consolidated financial statements (unaudited) include CNA Financial Corporation (CNAF) and its subsidiaries, which include property/casualty insurance companies (principally Continental Casualty Company and The Continental Insurance Company) and life insurance companies (principally Continental Assurance Company and Valley Forge Life Insurance Company), collectively CNA, or the Company. As of June 30, 2000, Loews Corporation (Loews) owned approximately 87% of the outstanding common stock of CNAF.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). Certain financial information that is normally included in annual financial statements, including financial statement footnotes, prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in CNAF's Annual Report to Shareholders for the year ended December 31, 1999 (incorporated by reference in Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 1999). In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) that are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 2000. All material intercompany amounts have been eliminated.

         In the first quarter of 2000, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." Adoption of the SOP did not have a material impact on the financial position or results of operations of the Company.

         In the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountants' SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 requires that insurance companies recognize liabilities for insurance-related assessments when an assessment is probable and will be imposed, when it can be reasonably estimated, and when the event obligating an entity to pay an imposed or probable assessment has occurred. Adoption of the SOP resulted in an after-tax charge of $177 million as a cumulative effect of a change in accounting principle.

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)

NOTE B - EARNINGS PER SHARE

         Earnings per share applicable to common stock is based on weighted average outstanding shares, retroactively adjusted for all stock splits. The computation of earnings per share follows.

------------------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                                THREE MONTHS                    SIX MONTHS
(IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)                 2000            1999           2000           1999
------------------------------------------------------------------------------------------------------------------------
Net income                                                      $ 330          $ 154            $ 471          $ 149
Less: Preferred stock dividends                                     -             (3)              (1)            (8)
                                                                -----          -----            -----          -----
Net income available to common stockholders                     $ 330          $ 151            $ 470          $ 141
Weighted average outstanding common shares and common
   stock equivalents                                            183.3          184.2            183.8          184.1
                                                                -----          -----            -----          -----
Basic and diluted earnings per share
   available to common stockholders                             $1.80          $0.82            $2.56          $0.77
                                                                =====          =====            =====          =====


NOTE C - RESTRICTED INVESTMENTS

         The Company's largest equity holding in a single issuer is in Global Crossing, Ltd. (Global Crossing) common stock. As of June 30, 2000, the Company owned 28.2 million shares valued at $742 million, representing approximately 3.5% of Global Crossing's outstanding common stock. Because the Company's holdings of Global Crossing were not acquired in a public offering, the shares may not be sold to the public unless the sale is registered or exempt from the registration requirements of the Securities Act of 1933 (the Act) including sales pursuant to Rule 144. In addition, the Company has the right to require Global Crossing to register under the Act up to 25% of the Company's original holdings, and beginning on August 13, 2000, to require Global Crossing to register up to an additional 25% of the Company's original holdings.

         See Note G for discussion of the Company's hedge of a portion of this investment.

NOTE D - LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

TOBACCO LITIGATION

         Four insurance subsidiaries of the Company are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. ("Liggett"). The lawsuit was filed by Liggett and its current parent, Brooke Group Holding Inc., in Delaware Superior Court, New Castle County on January 26, 2000. Although it did not issue policies to Liggett, CNAF also was named as a defendant. Subsequently, Liggett voluntarily dismissed CNAF. The lawsuit, which involves numerous insurers, concerns coverage issues relating to hundreds of tobacco-related claims asserted against Liggett over the past twenty years. However, Liggett only began submitting claims for coverage under the policies in January 2000. CNA believes its coverage defenses are strong. Based on facts and circumstances currently known, management believes that the ultimate outcome of the pending litigation should not materially affect the financial condition or operations of CNA.

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


IGI CONTINGENCY

         In 1997, CNA Reinsurance Company Limited (CNA Re Ltd.) entered into an arrangement with IOA Global, Ltd. (IOA), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI Underwriting Agencies, Ltd. (IGI), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Between April 1, 1997 and December 1, 1999, IGI underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the IGI Program). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters (AAHRU) Facility. CNA's Group Operations business unit participated as a pool member in the AAHRU Facility in varying percentages over the past three years.

         CNA has undertaken a review of the IGI Program and, among other things, has determined that a small portion of the premium assumed under the IGI Program related to United States workers' compensation "carve-out" business. CNA is aware that a number of reinsurers with workers' compensation carve-out insurance exposure have disavowed their obligations under various legal theories. If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA's liability will also be reduced. Moreover, based on information known at this time, CNA reasonably believes it has strong grounds for avoiding altogether a substantial portion of its United States workers' compensation carve-out exposure through legal action.

         As noted, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program. CNA believes it has valid and enforceable reinsurance contracts with the AAHRU Facility and other reinsurers with respect to the IGI Program, including the United States workers' compensation carve-out business. It is likely that certain reinsurers will dispute their liabilities to CNA, however, the Company is unable to predict the extent of such potential disputes at this time. Legal actions could result, and the resolution of any such actions could take years.

         Based on the Company's review of the entire IGI Program, CNA recorded a loss provision of $90 million in the fourth quarter of 1999. The loss provision was net of estimated recoveries from retrocessionaires.

         The Company is pursuing a number of loss mitigation strategies. Although the results of these various actions to date are consistent with the previous loss estimates, the estimate of ultimate losses is subject to considerable uncertainty. As a result of these uncertainties, the results of operations in future years may be adversely affected by potentially significant reserve additions. Management does not believe that any such future reserve additions will be material to equity.

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

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


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

         As of June 30, 2000 and December 31, 1999, CNA carried $393 million and $463 million of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims.

         CNA's property/casualty insurance subsidiaries have exposure to asbestos claims. Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of June 30, 2000 and December 31, 1999, CNA carried approximately $598 million and $684 million of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims, including those related to Fibreboard Corporation.

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


         Unfavorable asbestos claim reserve development totaled $5 million and $95 million for the three months ended June 30, 2000 and 1999 and $31 million and $129 million for the six months ended June 30, 2000 and 1999. Unfavorable environmental pollution and other mass tort claim reserve development totaled $21 million for the three months and six months ended June 30, 2000. Favorable environmental pollution and other mass tort reserve development totaled
$16 million for the three months and six months ended June 30, 1999.

         The results of operations in future years may continue to be adversely affected by environmental pollution and other mass tort and asbestos claims and claim expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.

         The following table provides additional data related to CNA's environmental pollution, other mass tort and asbestos-related claim and claim adjustment expense reserves.

--------------------------------------------------------------------------------------------------------------------
                                                         June 30, 2000                     December 31, 1999
                                                -------------------------------     --------------------------------
                                                 Environmental                       Environmental
                                                 Pollution and                       Pollution and
                                                 Other Mass                          Other Mass
(In millions of dollars)                            Tort              Asbestos            Tort            Asbestos
--------------------------------------------------------------------------------------------------------------------
Gross reserves                                       $577               $894             $618               $946
Less ceded reserves                                  (184)              (296)            (155)              (262)
                                                --------------------------------------------------------------------
Net reserves                                         $393               $598             $463               $684
                                                ====================================================================

NOTE E - REINSURANCE

         The effects of reinsurance on earned premiums are shown in the following table.

--------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30                                                        Earned Premiums
(In millions of dollars)                                       Direct     Assumed           Ceded          Net
--------------------------------------------------------------------------------------------------------------------

2000
Property/casualty                                             $  4,019     $    903      $  1,700      $  3,222
Accident and health                                              1,969          169           261         1,877
Life                                                               594           98           243           449
                                                            --------------------------------------------------------
Total premiums                                                $  6,582     $  1,170      $  2,204      $  5,548
                                                            ========================================================
1999
Property/casualty                                             $  4,534     $    835      $    648      $  4,721
Accident and health                                              1,923           83           204         1,802
Life                                                               534           87           199           422
                                                            -------------------------------------------------------
Total premiums                                                $  6,991     $  1,005      $  1,051      $  6,945
                                                            ========================================================

         See Note J for discussion of the Personal Insurance business, which had the effect of increasing ceded earned premiums for the six months ended
June 30, 2000 by $918 million.

NOTE F - DEBT

         Debt is comprised of the following obligations.

--------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,       December 31,
(In millions of dollars)                                                                 2000            1999
--------------------------------------------------------------------------------------------------------------------
Variable rate debt:
   Commercial paper                                                                  $   675        $     675
   Credit facility--CNA                                                                    -               77
   Credit facility--CNA Surety                                                           100              100
Senior notes:
   7.25%, due March 1, 2003                                                              138              143
   6.25%, due November 15, 2003                                                          249              249
   6.50%, due April 15, 2005                                                             490              497
   6.75%, due November 15, 2006                                                          249              248
   6.45%, due January 15, 2008                                                           149              149
   6.60%, due December 15, 2008                                                          199              199
   8.375%, due August 15, 2012                                                            68               81
   6.95%, due January 15, 2018                                                           148              148
7.25% debenture, due November 15, 2023                                                   240              247
8.0% - 17.02% secured capital leases, due through December 31, 2011                       41               42
Other debt, due through 2019 (rates of 1.0% to 6.60%)                                     30               26
                                                                                  ----------------------------------
Total debt                                                                           $ 2,776        $   2,881
                                                                                  ==================================

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


         During the first six months of 2000, the Company repaid the CNA credit facility and repurchased approximately $33 million of its senior notes.

NOTE G - COMPREHENSIVE INCOME

         Comprehensive income is comprised of all changes to stockholders' equity, including net income, except for those changes resulting from investments by and distributions to owners. The components of comprehensive income are shown below.

------------------------------------------------------------------------------------------------------------------------
Period Ended June 30                                            Three Months                      Six Months
(In millions of dollars)                                   2000             1999             2000            1999
------------------------------------------------------------------------------------------------------------------------

Net income                                                 $330            $ 154             $471            $149
Other comprehensive income:
   Change in unrealized gains/losses on
      general account investments
      Holding gains (losses) arising during
        the period                                         (269)            (427)            (191)            711
      Less: Unrealized gains at beginning of period
        included in realized
        gains/losses during the period                      375              132              455             253
                                                      ------------------------------------------------------------------
   Net change in unrealized gains/losses on general
        account investments                                (644)            (559)            (646)            458
   Net change in unrealized gains/losses on
        separate accounts and other                         (10)             (86)              (2)            (87)
   Foreign currency translation adjustment                   (1)             (12)              (3)             20
   Allocation to participating policyholders' and
        minority interest                                     1               14               (5)             17
                                                      ------------------------------------------------------------------
   Other comprehensive income (loss), before tax           (654)            (643)            (656)            408
   Deferred income tax benefit (expense) related to
     other comprehensive income                             243              195              241            (162)
                                                      ------------------------------------------------------------------
Other comprehensive income (loss), net of tax              (411)            (448)            (415)            246
                                                      ------------------------------------------------------------------
Total comprehensive income (loss)                          $(81)           $(294)            $ 56            $395
                                                      ==================================================================

         As of June 30, 2000, the Company held 28.2 million shares of Global Crossing common stock. During the first quarter of 2000, the Company entered into option agreements intended to hedge market risk associated with approximately 19.3 million shares of Global Crossing common stock. These option agreements were structured as collars in which the Company purchased put options and sold call options on Global Crossing common stock. As of June 30, 2000, the average exercise prices were $51.70 and $64.93 on the put options and call options subject to adjustments on the call options under certain limited circumstances. The options expire in the first half of 2002 and are only exercisable on their expiration dates. The Company has designated the collars as hedges of its investment in Global Crossing. Accordingly, the fair value of the collars is presented in equity securities available-for-sale in the accompanying condensed consolidated balance sheets consistent with the hedged item. The

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


unrealized gain, including the fair market value of the collar, on the Company's position in Global Crossing was $1,105 million as of June 30, 2000. Changes in the Company's investment in Global Crossing were as follows, on a pretax basis.

--------------------------------------------------------------------------------------------------------------------
Period Ended June 30                                         Three Months                     Six Months
(In millions of dollars)                                2000            1999             2000            1999
--------------------------------------------------------------------------------------------------------------------

Increase (decrease) in unrealized gain on
   Global Crossing common stock                         $(736)          $(294)         $(1,079)          $655
Increase in unrealized gain on collar                     252              -               419             -
                                                    ----------------------------------------------------------------
   Net increase (decrease) in unrealized gain on
     position in Global Crossing                        $(484)          $(294)         $  (660)          $655
                                                    ================================================================
Realized gains on sales of Global Crossing
  common stock                                          $ 242           $ 222          $   256           $222
                                                    ================================================================

NOTE H - BUSINESS SEGMENTS

         The Company's reportable segments are strategic businesses that offer different types of products and services. The Company has seven operating segments: Agency Market Operations, Specialty Operations, CNA Re, Global Operations, Risk Management, Group Operations and Life Operations.

         The Corporate segment results include interest expense on corporate borrowings of approximately $46 million and $45 million for the three months ended June 30, 2000 and 1999 and $97 million and $105 million for the six months ended June 30, 2000 and 1999.

         All significant intercompany income and expenses, as well as intercompany dividends, have been eliminated. Risk Management intrasegment revenues and expenses, amounting to $39 million and $48 million for the three months ended June 30, 2000 and 1999 and $80 million and $93 million for the six months ended June 30, 2000 and 1999 have been eliminated at the consolidated level.

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                     AGENCY
THREE MONTHS ENDED JUNE 30, 2000                     MARKET    SPECIALTY                GLOBAL      RISK        GROUP
(In millions of dollars)                           OPERATIONS  OPERATIONS   CNA RE    OPERATIONS  MANAGEMENT  OPERATIONS
------------------------------------------------------------------------------------------------------------------------
Net earned premiums                                $   837     $   152     $  270     $   266     $  162     $   878
Claims, benefits and expenses                          935         156        294         299        196         894
                                                 -----------------------------------------------------------------------
Underwriting loss                                      (98)         (4)       (24)        (33)       (34)        (16)
Net investment income                                  150          54         47          34         41          34
Other revenues                                          40           5          4          29         79          13
Other expenses                                          44           7          1          29         81          15
                                                 -----------------------------------------------------------------------
Pretax operating income (loss)                          48          48         26           1          5          16
Income tax benefit (expense)                           (11)        (16)        (8)          2          -          (5)
Minority interest                                        -           -          -          (7)         -           -
                                                 -----------------------------------------------------------------------
Net operating income(loss)(excluding
   realized investment gains (losses))                  37          32         18          (4)         5          11
Realized investment gains (losses), net of
   tax,  participating policyholders'
   interest and minority interest                      118          43         24          13         29          15
                                                 -----------------------------------------------------------------------
Net income (loss)                                  $   155     $    75   $     42     $     9     $   34     $    26
                                                 =======================================================================


-----------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2000                      LIFE
(In millions of dollars)                            OPERATIONS   CORPORATE   ELIMINATIONS  TOTAL

-----------------------------------------------------------------------------------------------------
Net earned premiums                                  $   226     $    (3)    $    (10)    $ 2,778
Claims, benefits and expenses                            333          24          (10)      3,121
                                                   --------------------------------------------------
Underwriting loss                                       (107)        (27)           -        (343)
Net investment income                                    150           3            -         513
Other revenues                                            52          12          (43)        191
Other expenses                                            25          81          (43)        240
                                                   --------------------------------------------------
Pretax operating income (loss)                            70         (93)           -         121
Income tax benefit (expense)                             (24)         36            -         (26)
Minority interest                                          -           -            -          (7)
                                                   --------------------------------------------------
Net operating income(loss)(excluding
   realized investment gains (losses))                    46         (57)           -          88
Realized investment gains (losses), net of
   tax,  participating policyholders'
   interest and minority interest                         (2)          2            -         242
                                                   --------------------------------------------------
Net income (loss)                                    $    44     $   (55)    $      -     $   330
                                                   ==================================================

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------
                                                   AGENCY
THREE MONTHS ENDED JUNE 30, 1999                   MARKET    SPECIALTY               GLOBAL       RISK        GROUP
(IN MILLIONS OF DOLLARS)                         OPERATIONS  OPERATIONS   CNA Re    OPERATIONS  MANAGEMENT   OPERATIONS
------------------------------------------------------------------------------------------------------------------------
Net earned premiums                              $ 1,337     $   268     $  278     $   263   $    212     $   942
Claims, benefits and expenses                      1,535         288        299         260        236         941
Restructuring and other related charges               17           -          -           -          -           -
                                                 -----------------------------------------------------------------------
Underwriting gain (loss)                            (215)        (20)       (21)          3        (24)          1
Net investment income                                175          59         35          39         37          32
Other revenues                                        19           4          2          32         82          11
Other expenses                                        16           7         (5)         25         78          21
Non-insurance restructuring and other related
    charges                                            -           -          -           -          3           -
                                                 -----------------------------------------------------------------------
Pretax operating income (loss)                       (37)         36         21          49         14          23
Income tax benefit (expense)                          23         (10)        (6)        (15)        (3)         (7)
Minority interest                                      -           -          -          (7)         -           -
                                                 -----------------------------------------------------------------------
Net operating income (loss) (excluding
    realized investment gains (losses))              (14)         26         15          27         11          16
Realized investment gains, net of tax,
    participating policyholders' interest
    and minority interest                             62          21         14           2         12           -
                                                 -----------------------------------------------------------------------
Net income (loss)                                $    48     $    47     $   29     $    29   $     23     $    16
                                                 =======================================================================


---------------------------------------------------------------------------------------------------
 THREE MONTHS ENDED JUNE 30, 1999                    LIFE
(IN MILLIONS OF DOLLARS)                         OPERATIONS  CORPORATE   ELIMINATIONS   TOTAL
---------------------------------------------------------------------------------------------------
Net earned premiums                              $   214     $   -     $     (8)        $3,506
Claims, benefits and expenses                        286        40           (8)         3,877
Restructuring and other related charges                -        (5)           -             12
                                                 --------------------------------------------------
Underwriting gain (loss)                             (72)      (35)           -           (383)
Net investment income                                133         9            -            519
Other revenues                                        14        41          (50)           155
Other expenses                                        27       114          (50)           233
Non-insurance restructuring and other related
    charges                                            -         4            -              7
                                                 --------------------------------------------------
Pretax operating income (loss)                        48      (103)           -             51
Income tax benefit (expense)                         (17)       38            -              3
Minority interest                                      -        (2)           -             (9)
                                                 --------------------------------------------------
Net operating income (loss) (excluding
    realized investment gains (losses))               31       (67)           -             45
Realized investment gains, net of tax,
    participating policyholders' interest and
    minority interest                                (30)       28            -            109
                                                 --------------------------------------------------
Net income (loss)                                $     1     $ (39)    $      -         $  154
                                                 ==================================================

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------
                                                   AGENCY
SIX MONTHS ENDED JUNE 30, 2000                     MARKET    SPECIALTY                GLOBAL       RISK       GROUP
(IN MILLIONS OF DOLLARS)                         OPERATIONS  OPERATIONS   CNA RE    OPERATIONS  MANAGEMENT  OPERATIONS
------------------------------------------------------------------------------------------------------------------------
Net earned premiums                                $ 1,670     $   344     $  513     $   540     $    305     $ 1,760
Claims, benefits and expenses                        1,879         351        556         573          376       1,797
                                                 -----------------------------------------------------------------------
Underwriting loss                                     (209)         (7)       (43)        (33)         (71)        (37)
Net investment income                                  298         108         93          67           81          67
Other revenues                                          70          13          3          53          159          24
Other expenses                                          79          16          2          54          164          27
                                                 -----------------------------------------------------------------------
Pretax operating income (loss)                          80          98         51          33            5          27
Income tax benefit (expense)                           (16)        (31)       (15)         (9)           2          (8)
Minority interest                                        -           -          -         (13)           -           -
                                                 -----------------------------------------------------------------------
Net operating income (loss) (excluding
    realized investment gains (losses))                 64          67         36          11            7          19
Realized investment gains (losses), net of
    tax,  participating policyholders'
    interest and minority interest                     149          55         30          17           37          19
                                                 -----------------------------------------------------------------------
Net income (loss)                                  $   213     $   122   $     66     $    28     $     44     $    38
                                                 =======================================================================


--------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2000                    LIFE
(IN MILLIONS OF DOLLARS)                        OPERATIONS  CORPORATE   ELIMINATIONS   TOTAL
--------------------------------------------------------------------------------------------------
Net earned premiums                               $   438     $    (1)    $    (21)    $ 5,548
Claims, benefits and expenses                         650          54          (21)      6,215
                                                --------------------------------------------------
Underwriting loss                                    (212)        (55)           -        (667)
Net investment income                                 292           2            -       1,008
Other revenues                                        100          12          (88)        346
Other expenses                                         49         145          (88)        448
                                                --------------------------------------------------
Pretax operating income (loss)                        131        (186)           -         239
Income tax benefit (expense)                          (44)         67            -         (54)
Minority interest                                       -           -            -         (13)
                                                --------------------------------------------------
Net operating income (loss) (excluding
    realized investment gains (losses))                87        (119)           -         172
Realized investment gains (losses), net of
    tax,  participating policyholders'
    interest and minority interest                     (8)          -            -         299
                                                --------------------------------------------------
Net income (loss)                                 $    79     $  (119)    $      -     $   471
                                                ==================================================

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------
                                                   AGENCY
SIX MONTHS ENDED JUNE 30, 1999                     MARKET    SPECIALTY                GLOBAL       RISK       GROUP
(IN MILLIONS OF DOLLARS)                         OPERATIONS  OPERATIONS   CNA RE    OPERATIONS  MANAGEMENT  OPERATIONS
------------------------------------------------------------------------------------------------------------------------
Net earned premiums                                $ 2,696     $   544     $  531     $   509     $    420     $ 1,809
Claims, benefits and expenses                        3,118         578        573         507          454       1,843
Restructuring and other related charges                 37           -          -           -            -           5
                                                 -----------------------------------------------------------------------
Underwriting gain (loss)                              (459)        (34)       (42)          2          (34)        (39)
Net investment income                                  347         117         74          69           73          65
Other revenues                                          35           8          2          59          157          20
Other expenses                                          29          16         (6)         48          147          20
Non-insurance restructuring and other related
    charges                                              -           -          -           -            8           -
                                                 -----------------------------------------------------------------------
Pretax operating income (loss)                        (106)         75         40          82           41          26
Income tax benefit (expense)                            59         (20)       (11)        (24)         (10)         (6)
Minority interest                                        -           -          -         (14)           -           -
                                                 -----------------------------------------------------------------------
Net operating income (loss) (excluding
    realized investment gains (losses))                (47)         55         29          44           31          20
Realized investment gains, net of tax,
    participating policyholders' interest and
    minority interest                                  130          43         24          11           23           6
Cumulative effect of a change in accounting
    principle, net of tax                              (93)         (3)         -          (3)         (75)         (1)
                                                 -----------------------------------------------------------------------
Net income (loss)                                  $   (10)    $    95     $   53     $    52     $    (21)    $    25
                                                 =======================================================================


----------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 1999                       LIFE
(IN MILLIONS OF DOLLARS)                           OPERATIONS  CORPORATE   ELIMINATIONS   TOTAL
----------------------------------------------------------------------------------------------------
Net earned premiums                                  $   417     $    35     $    (16)    $6,945
Claims, benefits and expenses                            585         104          (22)     7,740
Restructuring and other related charges                    -           -            -         42
                                                   -------------------------------------------------
Underwriting gain (loss)                                (168)        (69)           6       (837)
Net investment income                                    277           9            -      1,031
Other revenues                                            30         113          (95)       329
Other expenses                                            36         268          (89)       469
Non-insurance restructuring and other related
    charges                                                -           4            -         12
                                                   -------------------------------------------------
Pretax operating income (loss)                           103        (219)           -         42
Income tax benefit (expense)                             (36)         94            -         46
Minority interest                                          -          (1)           -        (15)
                                                   -------------------------------------------------
Net operating income (loss) (excluding
    realized investment gains (losses))                   67        (126)           -         73
Realized investment gains, net of tax,
    participating policyholders' interest and
    minority interest                                    (18)         34            -        253
Cumulative effect of a change in accounting
    principle, net of tax                                 (2)          -            -       (177)
                                                   ----------- ----------- ------------- -----------
Net income (loss)                                    $    47     $   (92)    $      -     $  149
                                                   =========== =========== ============= ===========

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


NOTE I -  RESTRUCTURING AND OTHER RELATED CHARGES

         As part of the Company's restructuring plan (the Plan) that was initiated in August 1998, restructuring-related charges of $54 million were recorded in the six months ended June 30, 1999. Under GAAP, these charges did not qualify for the initial restructuring accrual at the end of the third quarter of 1998 and therefore, were expensed as incurred. The charges included the following:

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

         In the first six months of 1999, restructuring-related charges for Risk Management totaled approximately $8 million. The charges included parallel processing costs of approximately $3 million, employee severance and outplacement costs of approximately $2 million. Other charges, including consulting and facility charges, totaled approximately $3 million.

         In the first six months of 1999, restructuring-related charges for Group Operations totaled approximately $5 million related primarily to employee severance and other charges.

         For the other segments of the Company, restructuring-related charges totaled approximately $5 million for the first six months of 1999 and related primarily to employee severance costs.

         No restructuring-related charges related to the Plan have been incurred in 2000; however, payments were made during 2000 related to amounts accrued under the Plan as of December 31, 1999. The following table sets forth the major categories of the restructuring accrual and changes therein during the first six months of 2000.

-----------------------------------------------------------------------------------------
                                         EMPLOYEE
                                        TERMINATION
                                        AND RELATED       LEASE      BUSINESS
                                          BENEFIT      TERMINATION     EXIT
(In millions of dollars)                   COSTS          COSTS        COSTS      TOTAL
-----------------------------------------------------------------------------------------

Accrued costs at December 31, 1999         $  4          $ 27          $ 15        $ 46
Payments charged against liability           (4)          (10)           (6)        (20)
                                        -------------------------------------------------
Accrued costs at June 30, 2000             $ --          $ 17          $  9        $ 26
                                        =================================================


NOTE J -  SIGNIFICANT TRANSACTIONS

PERSONAL INSURANCE TRANSACTION

         On October 1, 1999, certain subsidiaries of CNA completed a transaction with The Allstate Corporation (Allstate), whereby CNA's personal lines insurance business (CNA Personal Insurance) and related employees were transferred to Allstate. Approximately $1.1 billion of cash and $1.1 billion of additional assets (primarily premium receivables and deferred policy acquisition costs) were transferred to Allstate, and Allstate assumed $2.2 billion of claim and claim adjustment expense reserves and unearned premium reserves. Additionally, CNA received $140 million in cash, which consisted of (i) $120 million in ceding

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


commission for the reinsurance of the CNA Personal Insurance business by Allstate, and (ii) $20 million for an option exercisable during 2002 to purchase 100% of the common stock of five CNA insurance subsidiaries at a price equal to the GAAP carrying value as of the exercise date. Also, CNA invested $75 million in a ten year equity-linked note issued by Allstate.

         CNA will continue to write new and renewal Personal Insurance policies and to reinsure this business with Allstate companies, until such time as Allstate exercises its option to buy the five CNA subsidiaries. Prior to 2002, the Company will concentrate the direct writing of Personal Insurance business into the five optioned companies, such that most, if not all, business related to this transaction will be written by those companies by the date Allstate exercises its option. CNA continues to have primary liability on policies reinsured by Allstate.

         CNA will continue to have an ongoing interest in the profitability of CNA Personal Insurance business and the related successor business through an agreement licensing the "CNA Personal Insurance" trademark and a portion of CNA's Agency Market Operations distribution system to Allstate for use in Allstate's personal insurance agency business for a period of five years. Under this agreement, CNA will receive a royalty fee based on the business volume of Personal Insurance policies sold through the CNA agents for a period of six years. In addition, the $75 million equity-linked note will be redeemed on September 30, 2009 (subject to earlier redemption on stated contingencies) for an amount equal to the face amount plus or minus an amount not exceeding
$10 million, depending on the underwriting profitability of the CNA Personal Insurance business.

         CNA also shares in any reserve development related to claim and claim adjustment expense reserves transferred to Allstate at the transaction date. Under the reserve development sharing agreement, 80% of any favorable or adverse reserve development up to $40 million and 90% of any favorable or adverse reserve development in excess of $40 million inures to CNA. CNA's obligation with respect to unallocated loss adjustment expense reserves was settled at the transaction date, and is therefore not subject to the reserve sharing arrangement.

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

         The ceding commission related to the prospective portion of the transaction will be recognized in proportion to the recognition of the unearned premium reserve to which it relates. Approximately $24 million and $61 million of the ceding commission was earned for the three month and six month periods ended June 30, 2000.

         The Personal Insurance business (which was transferred to Allstate) contributed net earned premiums of $448 million and $895 million, and net operating income of $15 million and $25 million, during the three month and six month periods ended June 30, 1999.

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


SALE OF AMS SERVICES, INC.

         On November 30, 1999, CNA sold the majority of its interest in AMS Services, Inc. (AMS), a software development company serving the insurance agency market. Prior to the sale, CNA owned 89% of AMS and consolidated AMS in its financial statements. As a result of the sale, CNA owns 9% of AMS and therefore AMS is no longer consolidated. CNA's share of AMS' operating results were $61 million and $120 million of operating revenue, and $2 million and $10 million of net operating losses for the three and six month periods ended June 30, 1999.

NOTE K -  RELATED PARTY TRANSACTIONS

         CNA reimburses Loews, or pays directly to Loews employees, approximately $13 million annually for management fees, travel and related expenses, and expenses of investment facilities and services provided to CNA.

         CNA and its eligible subsidiaries are included in the consolidated Federal income tax return of Loews and its eligible subsidiaries. During the first six months of 2000, CNA received a tax refund of $252 million from Loews.

         CNA writes, at standard rates, a limited amount of insurance for Loews and its affiliates. Total premiums from Loews and its affiliates are less than $10 million on an annual basis.

         CNA assumes the risk for a limited amount of insurance from R.V.I. Guaranty Company, Inc., a 50% owned affiliate. Written premiums assumed are less than $10 million on an annual basis.


         CNA sponsors a stock ownership plan whereby the Company finances the purchase of Company stock by certain executive officers.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


CONSOLIDATED OPERATIONS

         The following management discussion and analysis (MD&A) should be read in conjunction with the condensed consolidated financial statements and notes thereto found on pages 3 to 20, which contain additional information helpful in evaluating operating results and financial condition.

         CNA is one of the largest insurance organizations in the United States and based on 1999 net written premiums, is the eighth largest property/casualty company and the thirty-sixth largest life insurance company.

         CNA conducts its operations through seven operating segments. In addition to the seven operating segments, certain other activities are reported in the corporate segment. These operating segments reflect the way in which CNA distributes its products to the marketplace and the way in which it manages operations and makes business decisions.

OPERATING RESULTS

         The following chart summarizes key components of operating results for the three and six months ended June 30, 2000 and 1999.


-----------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                                  THREE MONTHS                SIX MONTHS
(In millions of dollars except per share data)                       2000         1999         2000        1999
-----------------------------------------------------------------------------------------------------------------

Operating revenues (excluding realized investment gains):
  Net earned premiums                                              $2,778        $3,506      $5,548      $6,945
  Net investment income                                               513           519       1,008       1,031
  Other                                                               191           155         346         329
                                                                -------------------------------------------------
Total operating revenues (excluding realized investment gains)      3,482         4,180       6,902       8,305

Claims, benefits and expenses                                       3,361         4,110       6,663       8,209
Restructuring and other related charges                                --            19          --          54
                                                                -------------------------------------------------
Operating income  before income tax                                   121            51         239          42
Income tax benefit (expense)                                          (26)            3         (54)         46
Minority interest                                                      (7)           (9)        (13)        (15)
                                                                -------------------------------------------------
Net operating income (excluding realized investments gains)            88            45         172          73
Realized investment gains, net of tax and minority interest           242           109         299         253
                                                                -------------------------------------------------
Income before cumulative effect of a change in accounting
  principle                                                           330           154         471         326
Cumulative effect of a change in accounting principle,
  net of tax                                                           --            --          --        (177)
                                                                -------------------------------------------------
Net income                                                         $  330        $  154      $  471      $  149
                                                                =================================================

BASIC AND DILUTED EARNINGS PER SHARE
Net operating income (excluding realized investments gains)        $ 0.48        $ 0.23      $ 0.93      $ 0.35
Realized investment gains, net of tax and minority interest          1.32          0.59        1.63        1.38
Cumulative effect of a change in accounting principle,
  net of tax                                                           --            --          --       (0.96)
                                                                -------------------------------------------------
Net income                                                         $ 1.80        $ 0.82      $ 2.56      $ 0.77
                                                                =================================================

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


     The following table summarizes the net operating income by segment for the three and six months ended June 30, 2000 and 1999.

-----------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                  THREE MONTHS                         SIX MONTHS
(In millions of dollars)                         2000              1999               2000             1999
-----------------------------------------------------------------------------------------------------------------

Agency Market Operations                          $ 37             $ (14)             $  64             $ (47)
Specialty Operations                                32                26                 67                55
CNA Re                                              18                15                 36                29
Global Operations                                   (4)               27                 11                44
Risk Management                                      5                11                  7                31
Group Operations                                    11                16                 19                20
Life Operations                                     46                31                 87                67
Corporate and Eliminations                         (57)              (67)              (119)             (126)
                                           ----------------------------------------------------------------------
Net operating income                              $ 88             $  45              $ 172             $  73
                                           ======================================================================

         Net operating income, which excludes net realized investment gains, was $88 million, or $0.48 per share, for the second quarter of 2000, compared with net operating income of $45 million, or $0.23 per share, for the same period in 1999. Net operating income increased $43 million for the second quarter of 2000 as compared with the same period of 1999, primarily because of improved underwriting results in the property/casualty segments resulting from rate increases, re-underwriting efforts and the increased use of reinsurance as well as favorable mortality experience and investment results in the Life Operations segment. Net operating income, which excludes net realized investment gains and the cumulative effect of a change in accounting principle, was $172 million, or $0.93 per share, for the first six months of 2000, compared with net operating income of $73 million, or $0.35 per share, for the same period in 1999.

         Net income for the second quarter of 2000 was $330 million, or $1.80 per share, compared with net income of $154 million, or $0.82 per share, for the second quarter of 1999. Net income for the first six months of 2000 was $471 million, or $2.56 per share, as compared with net income of $149 million, or $0.77 per share, for the same period in 1999. Included in the net income for the six months ended June 30, 1999 was a charge of $177 million, net of tax, or $0.96 per share, for the cumulative effect of a change in accounting principle for insurance-related assessments.

         Discussion of the results of operations from the Company's segments follow.

AGENCY MARKET OPERATIONS

         Agency Market Operations builds on the Company's long and successful relationship with the independent agency distribution system to market a broad range of property/casualty insurance products and services to small and middle market businesses. Business products include workers' compensation, commercial packages, general liability and commercial auto, as well as a variety of creative risk management services. Prior to October 1, 1999, these operations also included personal auto and homeowners coverages and also offered personal excess liability, separate scheduled property, boat-owners and other recreational vehicle insurance. These personal lines (CNA Personal Insurance)

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


were transferred to The Allstate Corporation (Allstate) effective October 1, 1999. See Note J of the Notes to the Condensed Consolidated Financial Statements (Notes) for further discussion of this transaction.

--------------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                               THREE MONTHS                  SIX MONTHS
(In millions of dollars)                                        2000           1999           2000          1999
--------------------------------------------------------------------------------------------------------------------

Net written premiums                                            $821         $1,439         $1,648        $2,766
Net earned premiums                                              837          1,337          1,670         2,696
Underwriting loss                                                (98)          (215)          (209)         (459)
Net operating income (loss)                                       37            (14)            64           (47)

Loss ratio                                                      79.2%          83.3%          80.3%         84.1%
Expense ratio                                                   30.0           32.5           29.9          32.6
Dividend ratio                                                   2.5            0.3            2.3           0.3
                                                           ---------------------------------------------------------
Combined ratio                                                 111.7%         116.1%         112.5%        117.0%
                                                           =========================================================


         Agency Market Operations net written and net earned premiums were impacted by the transfer of CNA Personal Insurance to Allstate. Net written premiums from CNA Personal Insurance for the three and six months ended
June 30, 1999 were $529 million and $1,007 million, and net earned premiums were $448 million and $895 million for the same periods.

         Apart from the impact of CNA Personal Insurance, Agency Market Operations' net written premiums decreased 10% to $821 million in the second quarter of 2000 as compared to the second quarter of 1999. Net earned premiums decreased 6% to $837 million in the same period. These declines were due to continued efforts to re-underwrite business, obtain adequate rates for exposure and the increased use of reinsurance.

         The combined ratio for the second quarter of 2000 improved 4.4 points to 111.7 % as compared to the second quarter of 1999. The loss ratio improvement of 4.1 points reflects the impact of increased use of reinsurance, continued efforts to achieve adequate rates and the non-renewal of unprofitable business. The expense ratio declined 2.5 points partially due to restructuring-related charges incurred in 1999, which did not recur in 2000, as well as a reduction in ongoing operating expenses. The dividend ratio increase is attributable to favorable dividend development in 1999. Underwriting results for the second quarter of 2000 improved $117 million from a loss of $215 million to a loss of $98 million attributable principally to a lower loss ratio and decreased operating expenses. Net operating income for the second quarter of 2000 increased to $37 million as compared to a loss of $14 million during the same period in 1999 based on improved underwriting results, partially offset by lower investment income.

         Aside from the effects of the CNA Personal Insurance transaction, net written premiums decreased 6% to $1,648 million for the first six months of 2000 as compared to the same period in 1999. In addition, net earned premiums declined by 7% to $1,670 million for the first six months of 2000 as compared to the same period in 1999. These declines were due to continued focus on underwriting and the increased use of reinsurance.

         The combined ratio improved 4.5 points to 112.5% for the six months ended June 30, 2000 as compared to the same period in 1999. Underwriting results improved $250 million from a loss of $459 million in 1999 to a loss of $209 million in 2000. Net operating income increased to $64 million for the six months ended June 30, 2000 from a loss of $47 million in the same period in 1999. The positive underwriting results and increased net operating income were

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


a direct reflection of decreased loss and expense ratios, partially offset by the increase in the dividend ratio.

SPECIALTY OPERATIONS

         Specialty Operations provides a broad array of professional, financial and specialty property/casualty products and services distributed through a network of brokers, managing general agencies and independent agencies.


--------------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                               THREE MONTHS                 SIX MONTHS
(In millions of dollars)                                       2000            1999          2000          1999
--------------------------------------------------------------------------------------------------------------------

Net written premiums                                            $173           $241           $343          $508
Net earned premiums                                              152            268            344           544
Underwriting loss                                                 (4)           (20)            (7)          (34)
Net operating income                                              32             26             67            55

Loss ratio                                                      69.3%          83.2%          74.0%         82.3%
Expense ratio                                                   33.3           24.0           28.2          23.9
Dividend ratio                                                   0.1            0.1             --           0.1
                                                           ---------------------------------------------------------
Combined ratio                                                 102.7%        107.3%         102.2%        106.3%
                                                           =========================================================

         Net written premiums for Specialty Operations for the second quarter of 2000 declined $68 million, or 28%, as compared to the second quarter of 1999. This premium decline related principally to active decisions to renew only those accounts which meet current underwriting guidelines supporting the ongoing commitment to underwriting discipline. In the second quarter of 2000, net earned premiums declined to $152 million from $268 million in the second quarter of 1999, primarily as a result of this same underwriting discipline. In addition, the decline in net earned premiums resulted from the reserve for retrospective return premium increase in this quarter because of favorable loss development in the retrospectively rated Architects and Engineers business.

         The combined ratio improved 4.6 points to 102.7% for the second quarter of 2000 as compared to the second quarter of 1999. This improvement resulted from the decrease in the loss ratio attributable mainly to the favorable loss development in the retrospectively rated Architects and Engineers business and the continued efforts to renew only profitable business. The increased expense ratio relates to reduced net earned premium, coupled with relatively flat expense levels. Underwriting results improved by $16 million in the second quarter of 2000 compared with the same period in 1999, principally as a result of improvement in the loss ratio. Net operating income improved $6 million for the second quarter of 2000 as compared to the second quarter of 1999 because of the improved underwriting results, partially offset by lower investment income.

         Net written premiums declined $165 million, or 32%, for the first six months of 2000 as compared to the same period in 1999. Net earned premiums declined to $344 million for the six months ended June 30, 2000 from $544 million for the same period in 1999. These declines are a result of the increased use of reinsurance for the medical professional liability lines, the retrospective return premium reserve increase and continued underwriting discipline.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


          The combined ratio improved 4.1 points to 102.2% for the first six months of 2000 as compared with the same period in 1999. Underwriting results improved $27 million and net operating income increased $12 million for the first six months of 2000 as compared to the same period of 1999, principally from the favorable change in the loss ratio offset by increases in the expense ratio. Acquisition and underwriting expenses have decreased year over year, but the expense ratio has increased because of the reduced net earned premium base.

CNA Re

         CNA Re operates globally as a reinsurer in the broker market, offering both treaty and facultative products through its principal offices in Chicago and London. CNA Re's primary product is traditional treaty reinsurance. In addition, CNA Re is developing positions in facultative and financial reinsurance.


--------------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                               THREE MONTHS                  SIX MONTHS
(In millions of dollars)                                       2000            1999          2000          1999
--------------------------------------------------------------------------------------------------------------------

Net written premiums                                           $ 176           $258          $ 556          $674
Net earned premiums                                              270            278            513           531
Underwriting loss                                                (24)           (21)           (43)          (42)
Net operating income                                              18             15             36            29

Loss ratio                                                      79.3%          74.7%          75.0%         76.1%
Expense ratio                                                   29.5%          32.8%          33.4%         31.9%
                                                           ---------------------------------------------------------
Combined ratio                                                 108.8%         107.5%         108.4%        108.0%
                                                           =========================================================


         For the second quarter, net written premiums decreased $82 million, or 32%, as compared with the same period in 1999. This decrease reflects decisions not to renew a number of contracts that do not meet CNA Re's profitability targets, partially offset by modest rate increases. Similarly, net earned premiums decreased $8 million, or 3%, for the quarter. The second quarter combined ratio increased 1.3 points to 108.8% reflecting adverse loss experience, particularly in proportional property, property risk excess and proportional motor liability lines of business, partially offset by the positive impact of reinsurance and a decrease in the commissions component of the expense ratio. The underwriting loss for the quarter was $24 million compared to $21 million for the same period in 1999. Net operating income increased to $18 million for the second quarter, as compared with $15 million for the second quarter of 1999. This improvement in net operating income primarily reflects increased net investment income.

         For the six months ended June 30, 2000, net written premiums decreased $118 million, or 18%, as compared with the same period in 1999. Net earned premiums decreased $18 million, or 3%. These declines were a result of decisions not to renew a number of contracts that did not meet CNA Re's profitability targets, partially offset by modest rate increases. The six month combined ratio increased slightly to 108.4%. The combined ratio increase was driven by an increased expense ratio, caused by a decrease in net earned premiums, partially offset by favorable loss reserve development in 1999. The underwriting loss of $43 million in the first six months is comparable with same period of 1999. Net operating income increased to $36 million for the first six months of 2000 as compared with $29 million in 1999. This improvement in net operating income primarily reflects increased net investment income.

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

--------------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                               THREE MONTHS                  SIX MONTHS
(In millions of dollars)                                       2000            1999          2000          1999
--------------------------------------------------------------------------------------------------------------------

Net written premiums                                            $295           $258           $576          $525
Net earned premiums                                              266            263            540           509
Underwriting gain (loss)                                         (33)             3            (33)            2
Net operating income (loss)                                       (4)            27             11            44

Loss ratio                                                      68.4%          53.4%          62.5%         54.7%
Expense ratio                                                   43.6           45.4           42.9          44.5
Dividend ratio                                                   0.4            0.3            0.4           0.3
                                                           ---------------------------------------------------------
Combined ratio                                                 112.4%          99.1%         105.8%         99.5%
                                                           =========================================================


         Net written premiums for Global Operations increased $37 million, or 14%, for the second quarter of 2000 as compared to the same period of 1999. The premium increase resulted from continued growth in the surety and European operations. For the second quarter of 2000, net earned premiums increased
$3 million over the same period in 1999.

         The combined ratio increased 13.3 points to 112.4% for the three months ended June 30, 2000 as compared to the same period in 1999. The increase in the combined ratio primarily related to adverse loss experience, including adverse loss development, in the vehicle warranty insurance line of business, slightly offset by decreased expense levels in marine business. Underwriting results declined $36 million for the second quarter of 2000 as compared with the same period in 1999. Net operating results decreased $31 million to a loss of $4 million for the second quarter of 2000 as compared to net operating income of $27 million for the second quarter of 1999. This decrease was primarily related to the loss ratio increase.

         Net written premiums increased $51 million, or 10%, for the first six months of 2000 as compared to the same period in 1999. Net earned premiums for the six months ended June 30, 2000 increased $31 million over the same period in 1999. The combined ratio increased and underwriting and net operating income declined for the six months ended June 30, 2000 primarily driven by the results of the second quarter.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


RISK MANAGEMENT

     Risk Management serves the property/casualty needs of large domestic commercial businesses, offering customized strategies to address the management of business risks. Also, Risk Management, primarily through RSKCo, provides total risk management services relating to claims, loss control, cost management and information services to the commercial insurance marketplace.

--------------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                               THREE MONTHS                   SIX MONTHS
(In millions of dollars)                                       2000            1999          2000          1999
--------------------------------------------------------------------------------------------------------------------

Net written premiums                                            $155           $232           $377          $487
Net earned premiums                                              162            212            305           420
Underwriting loss                                                (34)           (24)           (71)          (34)
Service revenues                                                  70             74            141           146
Net operating income                                               5             11              7            31

Loss ratio                                                      92.4%          84.9%          92.0%         80.7%
Expense ratio                                                   28.8           26.5           31.2          27.4
                                                           ---------------------------------------------------------
Combined ratio                                                 121.2%         111.4%         123.2%        108.1%
                                                           =========================================================


         Net written premiums for Risk Management declined $77 million, or 33%, for the second quarter of 2000, as compared with the same period in 1999. This premium decline resulted from the Company's decision to cede a larger portion of its direct premiums, as well as a continued focus on re-underwriting its book of business. These operational efforts resulted in a $50 million decrease in net earned premiums for the second quarter of 2000 as compared to 1999.

         The combined ratio increased 9.8 points to 121.2% for the three months ended June 30, 2000 as compared to the same period in 1999. The loss ratio increase is principally the result of unfavorable casualty reserve development and adverse current year property experience. The expense ratio increase is the net effect of increased acquisition expenses, partially offset by decreased underwriting expenses. Underwriting losses increased to $34 million for the second quarter of 2000 as compared to $24 million in the same period in 1999 due principally to the increased loss and expense ratios. Net operating income decreased $6 million in the second quarter of 2000 because of higher underwriting losses, partially offset by increased investment income and improved net operating income from RSKCo.

         Consistent with the second quarter, net written premiums for the first six months of 2000 decreased $110 million, or 23%, as compared to the same period in 1999. Likewise, net earned premiums for the first six months of 2000 decreased $115 million, or 27%, as compared to the same period in 1999.

         The combined ratio increased 15.1 points to 123.2% for the six months ended June 30, 2000 as compared to the same period in 1999. Increases in both the loss and expense ratios led to the unfavorable change in the combined ratio. The loss ratio increase is principally the result of unfavorable casualty reserve development and adverse current year property experience. Acquisition expenses were flat and underwriting expenses have decreased year over year but not at the same pace as the decline in earned premiums. Underwriting losses deteriorated to $71 million for the first six months of 2000 as compared to $34 million in the same period in 1999. Net operating income decreased

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


$24 million in 2000 as compared with 1999. This decline was primarily caused by the poor underwriting results of the property business line.

GROUP OPERATIONS

         Group Operations provides a broad array of group life and health insurance products and services to employers, affinity groups and other entities that purchase insurance as a group. Group Operations also provides health insurance to federal employees, retirees and their families (Federal Markets); managed care and self-funded medical excess insurance; medical provider network management and administration services; and reinsurance for life and health insurers.


--------------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                              THREE MONTHS                   SIX MONTHS
(In millions of dollars)                                       2000            1999          2000          1999
--------------------------------------------------------------------------------------------------------------------

Net earned premiums                                             $878           $942         $1,760        $1,809
Net operating income                                              11             16             19            20


         Group Operations' net earned premiums for the second quarter ended June 30, 2000 decreased $64 million, or 7%, as compared with the same period in 1999. This decrease is primarily attributable to the Federal Markets business, partially offset by growth in the life reinsurance business.

         Net operating income for the second quarter of 2000 decreased to $11 million from $16 million in the second quarter of 1999. This decrease related to costs incurred from the exit of the Management Services Organization
(MSO) business and adverse development on medical stop loss business. The MSO business was a suite of comprehensive administrative services designed to enable physician and hospital networks to assume financial risk for the health care services they provide. The decision to shut down the MSO business was based on lack of demand as providers are backing away from risk contracting.

         Net earned premiums for the six months ended June 30, 2000 decreased $49 million, or 3%, as compared with the same period of 1999. This decrease was mainly attributable to second quarter declines related to the Federal Markets business. Net operating income for the six months ended June 30, 2000 remained essentially flat as compared with the same period in 1999.

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


--------------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                                THREE MONTHS                 SIX MONTHS
(In millions of dollars)                                       2000            1999          2000          1999
--------------------------------------------------------------------------------------------------------------------

Sales volume *                                                 $ 666         $ 850        $ 1,683       $ 1,635
Net earned premiums                                              226           214            438           417
Net operating income                                              46            31             87            67

* Sales volume is a cash-based measure including premium and annuity considerations, investment contract deposits, and other sales activity that are not reported as premium under generally accepted accounting principles.

         For the second quarter of 2000, sales volume declined primarily as a result of a reduction in retirement products sold to institutions. These products tend to be "large case" institutional markets' sales, which can be sporadic, opportunistic and sensitive to independent agency ratings. Net earned premiums increased 6% to $226 million for the second quarter of 2000 as compared to $214 million for the second quarter of 1999. Net earned premiums increased from strong renewals and growth in term products, long term care and the annuity business in Chile, partially offset by the sales declines in structured settlements and single premium group annuities in the retirement related products. For the second quarter, net operating income increased to $46 million in 2000 as compared to $31 million in 1999. The increase was primarily due to favorable mortality experience in universal life and term insurance and favorable investment results, principally in retirement products.

         Sales volume increased by $48 million in the first six months of 2000 as compared with the same period in 1999. Life Operations had strong sales volume in the first three months, particularly in its variable annuity products, as well as an increasing base of direct premiums for life and long term care, partially offset by reductions in the second quarter as described above. Net earned premium for Life Operations increased 5% to $438 million for the first six months of 2000 as compared to $417 million in the same period in 1999. Net operating income for the first six months of 2000 was $20 million higher than net operating income for the same period in 1999. The increase was principally attributable to favorable mortality experience and investment results.

CORPORATE

         The corporate segment results consist of interest expense on corporate borrowings, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation (Fibreboard), financial guarantee insurance contracts, and certain non-insurance operations.

         Net operating loss declined to a loss of $57 million for the second quarter of 2000 as compared with a loss of $67 million for the same period during 1999. For the first six months of 2000, net operating loss declined to a loss of $119 million as compared to a loss of $126 million for the same period of 1999.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


RESTRUCTURING AND OTHER RELATED CHARGES

         The details of the restructuring and other related charges recognized in the three and six months ended June 30, 1999 are discussed in Note I of the Notes.

         The table below presents the remaining accrued restructuring and other related charges as of June 30, 2000, and management's estimate of the timing of the ultimate payout thereof.

---------------------------------------------------------------------------------------------
                                                LEASE           BUSINESS
                                             TERMINATION          EXIT
(In millions of dollars)                        COSTS             COSTS             TOTAL
---------------------------------------------------------------------------------------------
Accrued costs at June 30, 2000                  $ 17              $  9              $ 26
                                           ==================================================
    Remainder of 2000                           $  2              $  7              $  9
    2001                                           6                 2                 8
    2002                                           4                 -                 4
    2003                                           2                 -                 2
    2004                                           1                 -                 1
    2005 and thereafter                            2                 -                 2
                                           --------------------------------------------------
Total future payments                           $ 17              $  9              $ 26
                                           ==================================================


INVESTMENTS

         The components of net investment income for the three and six month periods ended June 30, 2000 and 1999 are presented in the following table.

--------------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                               THREE MONTHS                  SIX MONTHS
(In millions of dollars)                                       2000            1999          2000          1999
--------------------------------------------------------------------------------------------------------------------
Fixed maturity securities:
   Bonds:
       Taxable                                                 $ 369          $ 374          $ 750         $ 735
       Tax-exempt                                                 58             69            116           149
Short-term investments                                            53             48             91            93
Other                                                             45             37             77            71
                                                           ---------------------------------------------------------
                                                                 525            528          1,034         1,048
Investment expenses                                              (12)            (9)           (26)          (17)
                                                           ---------------------------------------------------------
Net investment income                                          $ 513          $ 519        $ 1,008       $ 1,031
                                                           =========================================================


         Lower net investment income results for both the three month and six month periods of 2000 as compared with the same periods in 1999 are due to a lower investment base attributable to asset transfers in the fourth quarter of 1999 in connection with the Personal Insurance transaction with Allstate and the $1.1 billion payment from escrow to the Fibreboard Corporation trust to settle

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


certain asbestos related claims. The bond segment of the investment portfolio yielded 6.4% for the first six months of 2000 as compared to 5.9% for the same period in 1999.

         The components of net realized investment gains for the three and six month periods ended June 30, 2000 and 1999 are presented in the following table.

--------------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                               THREE MONTHS                  SIX MONTHS
(In millions of dollars)                                       2000            1999          2000          1999
--------------------------------------------------------------------------------------------------------------------

Realized investment gains (losses):
   Fixed maturity securities:
      U.S. Government bonds                                     $ 23          $ (82)          $ (3)        $ (82)
      Corporate and other taxable bonds                          (25)           (13)           (50)           13
      Tax-exempt bonds                                           (21)            (2)           (47)            2
      Asset-backed securities                                    (41)           (35)           (58)          (11)
                                                           ---------------------------------------------------------
   Total fixed maturities                                        (64)          (132)          (158)          (78)
   Equity securities                                             290            288            375           310
   Derivative securities                                          23              7             21            34
   Other invested assets                                         122             (1)           221           118
                                                           ---------------------------------------------------------
Total realized investment gains, net                             371            162            459           384
Allocated to participating policyholders interest                  2              5              3             5
Income tax expense                                              (131)           (58)          (163)         (136)
                                                           ---------------------------------------------------------
Net realized investment gains                                  $ 242          $ 109          $ 299         $ 253
                                                           =========================================================


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

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


         The following table presents the carrying values of the Company's investments as of June 30, 2000 and December 31, 1999, and the change in unrealized gains/losses of those securities included in other comprehensive income for the six months ended June 30, 2000.

---------------------------------------------------------------------------------------------------------------------------
                                                                                                         SIX MONTHS ENDED
                                                                        CARRYING VALUE                    JUNE 30, 2000
----------------------------------------------------------------------------------------------------         CHANGE IN
(In millions of dollars)                                         JUNE 30,          DECEMBER 31,             UNREALIZED
                                                                  2000                 1999                GAINS/LOSSES
---------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities:
   U. S. Treasury securities and obligations of
     Government agencies                                         $  5,487            $  8,318                $  165
   Asset-backed securities                                          5,380               7,039                    66
   Tax-exempt securities                                            3,984               4,396                    96
   Taxable securities                                               8,875               7,365                  (121)
   Redeemable preferred                                                50                 130                   (67)
                                                           ----------------------------------------------------------------
Total fixed maturity securities                                    23,776              27,248                   139
Equity securities:
   Common stock                                                     2,751               3,344                  (711)
   Non-redeemable preferred stock                                     231                 266                   (10)
                                                           ----------------------------------------------------------------
Total equity securities                                             2,982               3,610                  (721)
Short-term investments                                              6,604               3,355                     -
Other investments                                                   1,530               1,347                   (64)
                                                           ----------------------------------------------------------------
Total investments                                                $ 34,892            $ 35,560                  (646)
                                                           =========================================
Separate account business and other                                                                              (7)
                                                                                                     -----------------------
Decrease in net unrealized gains reported in other
  comprehensive income                                                                                        $(653)
                                                                                                     =======================


         The Company's general investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

         A primary objective in the management of the fixed maturity portfolio is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions, other investment opportunities, credit and tax considerations. This activity will produce realized gains and losses depending on market conditions including interest rates.

         Total net unrealized gains for investments at June 30, 2000 were $1,176 million, down from $1,822 million at December 31, 1999. The unrealized position at June 30, 2000 was composed of an unrealized loss of $560 million for fixed maturity securities and an unrealized gain of $1,736 million for equity securities and other. The unrealized position at December 31, 1999 was composed of an unrealized loss of $700 million for fixed maturity securities and an unrealized gain of $2,522 million for equity securities and other. See Note G of

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


the Notes for a discussion of the unrealized position on the Company's ownership in Global Crossing Ltd. (Global Crossing).

         The Company's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

         The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 92.9% and 94.2% of which are rated as investment grade at June 30, 2000 and December, 31, 1999. The following table summarizes the ratings of CNA's general account bond portfolio at carrying value.


--------------------------------------------------------------------------------------------------------------------------
                                                                       JUNE 30,                    DECEMBER 31,
(In millions of dollars)                                                 2000         %                1999         %
--------------------------------------------------------------------------------------------------------------------------


U.S. government and affiliated securities                              $  6,522       27%            $  8,781       32%
Other AAA rated                                                           7,480       32                9,692       36
AA and A rated                                                            5,477       23                4,465       16
BBB rated                                                                 2,574       11                2,598       10
Below investment grade                                                    1,673        7                1,582        6
                                                                  --------------------------------------------------------
Total                                                                  $ 23,726      100%            $ 27,118      100%
                                                                  ========================================================


         In the above table, approximately 98.2% and 95.4% of the general account portfolio were U.S. Government Agency or were rated by Standard & Poor's or Moody Investors Service at June 30, 2000 and December 31, 1999. The remaining bonds were rated by other rating agencies, outside brokers or Company management.

         Below investment grade bonds, as presented in the table above, are high yield securities rated below BBB by bond rating agencies, as well as other unrated securities which, in the opinion of management, are below investment grade. High yield securities generally involve a greater degree of risk than investment grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions in the underlying insurance products. CNA's concentration in high yield bonds was 7.1% and 5.8% of total investments as of June 30, 2000 and December 31, 1999.

         Included in CNA's fixed maturity securities at June 30, 2000 are $5.4 billion of asset-backed securities, at fair value, consisting of approximately 18.2% in U.S. government agency issued pass-through certificates, 52.2% in collateralized mortgage obligations (CMOs), 18.2% in corporate asset-backed obligations and 11.4% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


         Short-term investments at June 30, 2000 and December 31, 1999 primarily consisted of commercial paper and money market funds. The components of the general account short-term investments portfolio are presented in the following table.

-------------------------------------------------------------------------------
                                                 JUNE 30,        DECEMBER 31,
(In millions of dollars)                           2000              1999
-------------------------------------------------------------------------------

Commercial paper                              $    5,618      $    1,988
U.S. Treasury securities                             125              41
Money market funds                                   443             904
Other                                                418             422
                                             ----------------------------------
Total short-term investments                  $    6,604      $    3,355
                                             ==================================


         CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk). CNA considers the derivatives in its general account to be held for purposes other than trading. Derivative securities, except for interest rate swaps associated with certain corporate borrowings, are recorded at fair value at the reporting date. The interest rate swaps on corporate borrowings are accounted for using accrual accounting with the related income or expense recorded as an adjustment to interest expense. Adjustments to fair value are not recognized.

         Certain derivatives in the separate accounts are held for trading purposes. The Company uses these derivatives to mitigate market risk by purchasing Standard & Poor's 500 (S&P 500) futures contracts in a notional amount equal to the contract liability relating to Life Operations' Index 500 group annuity contract exposure. Changes in fair value of S&P 500 separate account derivatives held for trading purposes are reported as a component of net operating income.

         The Company's largest equity holding in a single issuer is Global Crossing common stock. See Note C and Note G for a discussion of the Company's ownership in Global Crossing.

         The Company's second largest equity holding is Canary Wharf plc (Canary Wharf). During the first six months of 2000, the Company experienced a net decrease in unrealized gains of $91 million on its position in Canary Wharf common stock, which was valued at $535 million on June 30, 2000 including the related currency hedge. The majority of this decline was due to the sale of
10.2 million shares, resulting in a pretax realized gain of $61 million.

         Refer to the Liquidity and Capital Resources section of the MD&A for discussion of sales of shares of Global Crossing and Canary Wharf subsequent to June 30, 2000.

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

         For purposes of this disclosure, market risk sensitive instruments are divided into two categories: (1) instruments entered into for trading purposes and (2) instruments entered into for purposes other than trading. The Company's general account market risk sensitive instruments presented in the tables on pages 37 to 40 are classified as held for purposes other than trading.

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

         The sensitivity analysis estimates the decline in the market value of the Company's interest sensitive assets and liabilities that were held on June 30, 2000 and December 31, 1999 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

         The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the U.S. dollar from their levels at June 30, 2000 and December 31, 1999, with all other variables held constant.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


         Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S & P 500 from its level at June 30, 2000 and December 31, 1999, with all other variables held constant. The Company's equity holdings were assumed to be positively correlated with the Index. At June 30, 2000, a 10% and 25% decrease in the Index would result in a $389 million and $963 million decrease compared to $505 million and $1,259 million decrease at December 31, 1999, in the market rate of the Company's equity investments.

         Of these amounts, $111 million and $278 million in the current period, and $105 million and $261 million at December 31, 1999, would be offset by decreases in separate account liabilities to customers under variable annuity contracts. Similarly, increases in the Index would result in like increases in the market value of the Company's equity investments and increases in separate account liabilities to customers under variable annuity contracts.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


         The following tables reflect the estimated effects on the market value of the Company's financial instruments at June 30, 2000 and December 31, 1999, due to an increase in interest rates of 100 basis points, a 10% decline in the S&P 500 index, and a decline of 10% in foreign currency exchange rates.

------------------------------------------------------------------------------------------------------------------
                                                                                 SENSITIVITY TO
                                                            ------------------------------------------------------
JUNE 30, 2000                                    MARKET           INTEREST          CURRENCY           EQUITY
(In millions of dollars)                          VALUE          RATE RISK            RISK              RISK
------------------------------------------------------------------------------------------------------------------
HELD FOR OTHER THAN TRADING PURPOSES
General Account:

   Fixed maturity securities                     $23,776          $(1,243)            $(158)        $     (21)
   Equity securities                               2,982                -                 4              (231)
   Short term investments                          6,604               (4)                -                 -
   Interest rate caps                                  2                3                 -                 -
   Other derivative securities                        30              (75)               17                 1
                                            ---------------------------------------------------------------------
       TOTAL GENERAL ACCOUNT                      33,394           (1,319)             (137)             (251)
                                            ---------------------------------------------------------------------
Separate Account Business:
   Fixed maturity securities                       2,537             (111)               (6)                -
   Equity securities                                 241                -                 -               (24)
   Short term investments                            135                -                 -                 -
   Other derivative securities                         -                -                 -                 -
                                            ----------------------------------------------------------------------
       TOTAL SEPARATE ACCOUNT BUSINESS             2,913             (111)               (6)              (24)
                                            ---------------------------------------------------------------------
       TOTAL ALL SECURITIES HELD FOR OTHER
       THAN TRADING PURPOSES                      36,307           (1,430)             (143)            (275)
                                            ---------------------------------------------------------------------
HELD FOR TRADING PURPOSES
Separate Account Business:
   Fixed maturity securities                         368              (15)               (1)              (1)
   Equity securities                                  19                -                 -               (2)
   Short term investments                            368                -                 -                -
   Equity index futures                                -                2                 -             (111)
   Other derivative securities                         -               (2)                -                -
                                            ---------------------------------------------------------------------
       TOTAL ALL SECURITIES HELD FOR
       TRADING PURPOSES                              755              (15)               (1)            (114)
                                            ---------------------------------------------------------------------
TOTAL ALL SECURITIES                             $37,062          $(1,445)            $(144)       $    (389)
                                            ======================================================================
DEBT                                            $ (2,776)         $   125              $  -        $       -
                                            ======================================================================

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


------------------------------------------------------------------------------------------------------------------
                                                                                 SENSITIVITY TO
                                                            ------------------------------------------------------
DECEMBER 31, 1999                                MARKET           INTEREST          CURRENCY           EQUITY
(In millions of dollars)                          VALUE          RATE RISK            RISK              RISK
------------------------------------------------------------------------------------------------------------------
HELD FOR OTHER THAN TRADING PURPOSES
General Account:

   Fixed maturity securities                  $   27,248        $   (1,268)       $    (149)        $     (14)
   Equity securities                               3,610                 -              (84)             (361)
   Short term investments                          3,355                (2)             (26)                -
   Interest rate caps                                  4                 5                -                 -
   Equity index futures                                -                19                -                 -
   Other derivative securities                        12                (8)              59                 3
                                            ---------------------------------------------------------------------
       TOTAL GENERAL ACCOUNT                      34,229            (1,254)            (200)             (372)
                                            ---------------------------------------------------------------------
Separate Account Business:
   Fixed maturity securities                       2,927              (115)             (16)               (2)
   Equity securities                                 240                 -                -               (24)
   Short term investments                             59                 -                -                 -
   Other derivative securities                        (1)               (7)               -                 -
                                            ---------------------------------------------------------------------
       TOTAL SEPARATE ACCOUNT BUSINESS             3,225              (122)             (16)              (26)
                                            ---------------------------------------------------------------------
       TOTAL ALL SECURITIES HELD FOR OTHER
       THAN TRADING PURPOSES                      37,454            (1,376)            (216)             (398)
                                            ---------------------------------------------------------------------
HELD FOR TRADING PURPOSES
Separate Account Business:
   Fixed maturity securities                         333               (12)              (1)                -
   Equity securities                                  19                 -                -                (2)
   Short term investments                            430                 -               (2)                -
   Equity index futures                                -                 2                -              (105)
   Other derivative securities                         -                (1)               -                 -
                                            ---------------------------------------------------------------------
       TOTAL ALL SECURITIES HELD FOR
       TRADING PURPOSES                              782               (11)              (3)             (107)
                                            ---------------------------------------------------------------------
TOTAL ALL SECURITIES                          $   38,236        $   (1,387)       $    (219)       $     (505)
                                            =====================================================================
DEBT                                          $   (2,881)       $      132        $       -        $        -
                                            =====================================================================

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


         The following tables reflect the estimated effects on the market value of the Company's financial instruments at June 30, 2000 and December 31, 1999, due to an increase in interest rates of 150 basis points, a 25% decline in the S&P 500 index, and a decline of 20% in foreign currency exchange rates.

------------------------------------------------------------------------------------------------------------------
                                                                                 SENSITIVITY TO
                                                            ------------------------------------------------------
JUNE 30, 2000                                    MARKET           INTEREST          CURRENCY           EQUITY
(In millions of dollars)                          VALUE          RATE RISK            RISK              RISK
------------------------------------------------------------------------------------------------------------------
HELD FOR OTHER THAN TRADING PURPOSES
General Account:
   Fixed maturity securities                  $   23,776        $  (1,834)        $    (317)        $     (51)
   Equity securities                               2,982                -                 8              (571)
   Short term investments                          6,604               (6)                -                 -
   Interest rate caps                                  2                7                 -                 -
   Other derivative securities                        30             (130)               34                 6
                                            ---------------------------------------------------------------------
       TOTAL GENERAL ACCOUNT                      33,394           (1,963)             (275)             (616)
                                            ---------------------------------------------------------------------
Separate Account Business:
   Fixed maturity securities                       2,537             (164)              (11)                -
   Equity securities                                 241                -                 -               (61)
   Short term investments                            135                -                 -                 -
   Other derivative securities                         -                1                 -                 -
                                            ---------------------------------------------------------------------
       TOTAL SEPARATE ACCOUNT BUSINESS             2,913             (163)              (11)              (61)
                                            ---------------------------------------------------------------------
       TOTAL ALL SECURITIES HELD FOR OTHER
       THAN TRADING PURPOSES                      36,307           (2,126)             (286)             (677)
                                            ---------------------------------------------------------------------
HELD FOR TRADING PURPOSES
Separate Account Business:
   Fixed maturity securities                         368              (22)               (1)               (3)
   Equity securities                                  19                -                 -                (5)
   Short term investments                            368                -                 -                 -
   Equity index futures                                -                3                 -              (278)
   Other derivative securities                         -               (4)                -                 -
                                            ---------------------------------------------------------------------
       TOTAL ALL SECURITIES HELD FOR
       TRADING PURPOSES                              755              (23)               (1)             (286)
                                            ---------------------------------------------------------------------
TOTAL ALL SECURITIES                          $   37,062        $  (2,149)        $    (287)        $    (963)
                                            =====================================================================
DEBT                                          $   (2,776)       $     182         $       -         $       -
                                            =====================================================================

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


------------------------------------------------------------------------------------------------------------------
                                                                                 SENSITIVITY TO
                                                            ------------------------------------------------------
DECEMBER 31, 1999                                MARKET           INTEREST          CURRENCY           EQUITY
(In millions of dollars)                          VALUE          RATE RISK            RISK              RISK
------------------------------------------------------------------------------------------------------------------
HELD FOR OTHER THAN TRADING PURPOSES
General Account:
   Fixed maturity securities                  $   27,248        $   (1,878)       $    (298)        $     (35)
   Equity securities                               3,610                 -             (168)             (902)
   Short term investments                          3,355                (3)             (51)                -
   Interest rate caps                                  4                11                -                 -
   Equity index futures                                -                29                -                 -
   Other derivative securities                        12               (13)             118                 9
                                            ---------------------------------------------------------------------
       TOTAL GENERAL ACCOUNT                      34,229            (1,854)            (399)             (928)
                                            ---------------------------------------------------------------------
Separate Account Business:
   Fixed maturity securities                       2,927              (170)             (32)               (4)
   Equity securities                                 240                 -                -               (60)
   Short term investments                             59                 -               (1)                -
   Other derivative securities                        (1)              (11)               -                 -
                                            ----------------------------------------------------------------------
       TOTAL SEPARATE ACCOUNT BUSINESS             3,225              (181)             (33)              (64)
                                            ---------------------------------------------------------------------
       TOTAL ALL SECURITIES HELD FOR OTHER
       THAN TRADING PURPOSES                      37,454            (2,035)            (432)             (992)
                                            ---------------------------------------------------------------------
HELD FOR TRADING PURPOSES
Separate Account Business:
   Fixed maturity securities                         333               (18)              (1)               (1)
   Equity securities                                  19                 -                -                (5)
   Short term investments                            430                 -               (4)                -
   Equity index futures                                -                 3                -              (261)
   Other derivative securities                         -                (2)               -                 -
                                            ---------------------------------------------------------------------
       TOTAL ALL SECURITIES HELD FOR
       TRADING PURPOSES                              782               (17)              (5)             (267)
                                            ---------------------------------------------------------------------
TOTAL ALL SECURITIES                          $   38,236        $   (2,052)       $    (437)        $  (1,259)
                                            ======================================================================
DEBT                                          $   (2,881)       $      193        $       -         $       -
                                            ======================================================================

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

         For the six months ended June 30, 2000, net cash used for operating activities was $733 million as compared with a net cash outflow of $123 million for the same period in 1999. The significant increase in net cash used for operating activities was attributable to cash outflows for increased paid claims and claim adjustment expenses of approximately $500 million, accelerated health and benefit plan fundings of approximately $180 million, and estimated foregone net cash flows from CNA Personal Insurance of approximately $190 million, partially offset by increased Federal income tax refunds of approximately
$120 million and improved operating earnings.

         For the six months ended June 30, 2000, net cash inflows from investment activities was $1,120 million as compared with $501 million for the same period in 1999. Cash flows from investing activities were principally related to purchases and sales of invested assets. Cash inflows increased from the prior year as invested asset sales increased.

         For the six months ended June 30, 2000, net cash used for financing activities was relatively flat with $356 million as compared with $360 million for the same period in 1999. Cash flows from financing activities include proceeds from the issuance of debt or equity, outflows for dividends or repayment of debt, and outlays to reacquire equity instruments.

         On May 26, 2000, CNA announced that Continental Casualty Company (CCC), a wholly owned subsidiary, has withdrawn its March 20, 2000 proposal to make a tender offer for the shares of CNA Surety Corporation not already owned by CCC and its affiliates. This decision was based on market conditions that no longer made the proposed cash tender offer a favorable transaction.

         On February 15, 2000, Standard & Poor's lowered the Company's senior debt rating from A- to BBB and lowered the Company's preferred stock rating from BBB to BB+. As a result of these actions, the facility fee payable on the aggregate amount of CNA's $795 million revolving credit facility (Facility) was increased 12.5 basis points per annum and the interest rate was increased to London Interbank Offered Rate (LIBOR) plus 27.5 basis points. Effective
April 1, 2000, CNA's revolving credit facility was reduced from $795 million to $770 million. As a result of Standard & Poor's actions, the Company repurchased and retired all of its outstanding balance in its $150 million of money market preferred stock in the first six months of 2000. In addition on April 28, 2000, CNA repaid the $77 million bank loan outstanding under the syndicated bank revolving credit facility.

          During the first six months of 2000, CNA bought some of its debt notes when opportunities have arisen that made economic sense. This process will continue provided that individual purchases make economic sense. These repurchases included approximately $19 million of The Continental Corporation

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


(Continental) senior notes and approximately $14 million of CNA Financial Corporation (CNAF) senior notes.

         On August 3, 2000, CNA announced that the process of exploring the sale of its life insurance businesses was complete. The company will retain the individual life, long term care and retirement services businesses. CNA will continue to explore the separate sale of the viatical settlements and life reinsurance businesses.

         The Company sold shares for its two largest equity investments, Global Crossing and Canary Wharf subsequent to June 30, 2000 and through
August 4, 2000. For Global Crossing, the Company sold approximately 8.9 million common shares resulting in pretax realized gains of $229 million. For Canary Wharf, the Company sold 25 million common shares resulting in pretax realized gains of $163 million. The subsequent sales of Global Crossing bring the Company's holdings down to 19.3 million shares, which is the number of shares hedged via the collar discussed in Note G of the Notes.

         The table below reflects ratings issued by A.M. Best, Standard and Poor's, Moody's and Fitch (formerly Duff & Phelps) for the CCC Pool, the Continental Insurance Company (CIC) Pool and the Continental Assurance Company
(CAC) Pool. Also rated were CNAF's senior debt and commercial paper and Continental's senior debt.

------------------------------------------------------------------------------------------------------
                              INSURANCE RATINGS                           DEBT RATINGS
-----------------------------------------------------    ---------------------------------------------
                                                                    CNAF                 Continental
                                                         --------------------------   ----------------
                        CCC         CAC         CIC        Senior       Commercial         Senior
                     ---------------------------------------------------------------------------------
A.M. Best                A          A           A-          NR**             NR             NR
Fitch                    AA-        AA          NR          A-               NR             NR
Moody's                  A2         A2*         A3          Baa1             P2             Baa2
Standard & Poor's        A          AA-         A-          BBB              A2             BBB-
------------------------------------------------------------------------------------------------------

* CAC AND VALLEY FORGE LIFE (VFL) ARE RATED SEPARATELY BY MOODY'S AND BOTH HAVE AN A2 RATING.

** NOT RATED

         Moody's and Fitch removed the ratings from under review and affirmed the ratings for CAC and VFL following CNA's recent announcement that it would retain CAC's individual life and retirement services businesses. Moody's and Fitch cited their outlook for CAC and VFL's rating as negative.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes certain of the SEC Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases SAB No. 101A and No. 101B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. CNA does not expect the implementation of this bulletin to have a significant impact on the results of operations or equity of the Company.

FORWARD LOOKING STATEMENTS

         The statements contained in this Form 10-Q which are not historical facts are forward-looking statements. When included in this Form 10-Q, the words "believe," "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and the effect on loss reserves; the performance of reinsurance companies under reinsurance contracts with the Company; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and stocks); changes in foreign, political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; judicial decisions and rulings; changes in rating agency policies and practices; the results of financing efforts; changes in the Company's composition of operating segments; the actual closing of contemplated transactions and agreements and various other matters and risks (many of which are beyond the Company's control) detailed in the Company's Securities and Exchange Commission filings. These forward-looking statements speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

                            CNA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:
                                                Exhibit                 Page
         Description of Exhibit                 Number                Number
         ----------------------                 ------                ------

         Financial Data Schedule                  27                      45


(b)  REPORTS ON FORM 8-K:


         On August 3, 2000, CNA Financial Corporation filed a report on Form 8-K related to its announcement that it will retain its individual life, long term care and retirement services businesses, but will continue to explore the separate sale of its viatical settlements and life reinsurance businesses.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CNA FINANCIAL CORPORATION
                                             -------------------------


Date:  August 7, 2000                        By:
       --------------                           ------------------------------
                                                Robert V. Deutsch
                                                Senior Vice President and
                                                Chief Financial Officer