Form 10-Q
period 2000-09-30
CNA FINANCIAL CORP
filed 2000-11-09
CIK 21175

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

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 COMMISSION FILE NUMBER 1-5823

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

Yes X     No...


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                      OUTSTANDING AT NOVEMBER 6, 2000
         -----------------------------         -------------------------------
         Common Stock, Par value $2.50                    183,261,373


================================================================================

                            CNA FINANCIAL CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE NO.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


   CONDENSED CONSOLIDATED BALANCE SHEETS
     SEPTEMBER 30, 2000 (Unaudited) AND DECEMBER 31, 1999...............   3

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999....   4

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999..............   5

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS (Unaudited) SEPTEMBER 30, 2000..........................   6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS..........................................  21


PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K............................  45

SIGNATURES  ............................................................  45

EXHIBIT 10  EMPLOYMENT CONTRACT.........................................  46

EXHIBIT 27  FINANCIAL DATA SCHEDULE ....................................  57

                            CNA FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (UNAUDITED)
                                                                                                 SEPTEMBER 30,         DECEMBER 31,
(In millions of dollars, except share data)                                                          2000                 1999
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
     Investments:
         Fixed maturity securities available-for-sale (amortized cost: $26,978 and $27,948)    $     26,664           $     27,248
         Equity securities available-for-sale (cost: $1,224 and $1,150)                               2,636                  3,610
         Mortgage loans and real estate (less accumulated depreciation: $1 and $1)                       27                     47
         Policy loans                                                                                   193                    192
         Other invested assets                                                                        1,376                  1,108
         Short-term investments                                                                       4,780                  3,355
                                                                                               -------------           ------------
              TOTAL INVESTMENTS                                                                      35,676                 35,560
    Cash                                                                                                174                    153
    Receivables:
         Reinsurance                                                                                  8,983                  7,403
         Insurance                                                                                    5,087                  5,115
         Less allowance for doubtful accounts                                                          (314)                  (310)
    Deferred acquisition costs                                                                        2,578                  2,436
    Prepaid reinsurance premiums                                                                      1,496                  1,456
    Accrued investment income                                                                           402                    387
    Receivables for securities sold                                                                     892                    284
    Federal income taxes recoverable (includes: $0 and $241 due from Loews)                               -                    269
    Deferred income taxes                                                                               816                    852
    Property and equipment at cost (less accumulated depreciation: $821 and $701)                       731                    746
    Intangibles                                                                                         320                    328
    Other assets                                                                                      2,168                  1,937
    Separate account business                                                                         4,513                  4,603
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                                        $     63,522           $     61,219
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Insurance reserves:
         Claim and claim adjustment expense                                                    $     27,112           $     27,356
         Unearned premiums                                                                            5,103                  5,103
         Future policy benefits                                                                       6,376                  5,996
         Policyholders' funds                                                                           656                    710
    Collateral on loaned securities                                                                   1,839                  1,300
    Payables for securities purchased                                                                   962                    135
    Participating policyholders' equity                                                                 139                    121
    Debt                                                                                              2,774                  2,881
    Federal income taxes payable (includes: $171 and $0 due to Loews)                                   153                      -
    Other liabilities                                                                                 4,371                  3,881
    Separate account business                                                                         4,513                  4,603
                                                                                               -------------           ------------
            TOTAL LIABILITIES                                                                        53,998                 52,086
                                                                                               -------------           ------------

Commitments and contingencies

Minority Interest                                                                                       217                    195

Stockholders' equity:
    Common stock ($2.50 par value;
         Authorized - 500,000,000 shares;
         Issued - 185,525,907 shares;
         Outstanding as of September 30, 2000 - 183,419,823 shares,
         Outstanding as of December 31, 1999 - 184,406,931 shares)                                      464                    464
    Preferred stock                                                                                       -                    150
    Additional paid-in capital                                                                          126                    126
    Retained earnings                                                                                 8,134                  7,114
    Accumulated other comprehensive income                                                              720                  1,188
    Treasury stock, at cost                                                                             (66)                   (41)
                                                                                               -------------          -------------
                                                                                                      9,378                  9,001
    Notes receivable for the issue of stock                                                             (71)                   (63)
                                                                                               -------------          -------------
            TOTAL STOCKHOLDERS' EQUITY                                                                9,307                  8,938
-----------------------------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $     63,522           $     61,219
===================================================================================================================================

      See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                            CNA FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                                          THREE MONTHS                 NINE MONTHS
(In millions of dollars, except per share data)                                 2000         1999            2000         1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Net earned premiums                                                        $    2,919   $     3,351      $   8,467   $    10,296
  Net investment income                                                             529           531          1,537         1,562
  Realized investment gains (losses), net of participating policyholders'
       and minority interest                                                        706           (81)         1,168           308
  Other                                                                             174           200            520           529
                                                                              ----------  ------------     ----------  ------------
Total revenues                                                                    4,328         4,001         11,692        12,695
                                                                              ----------  ------------     ----------  ------------

Claims, benefits and expenses:
  Insurance claims and policyholders' benefits                                    2,465         2,758          7,156         8,606
  Amortization of deferred acquisition costs                                        456           483          1,381         1,591
  Other operating expenses                                                          542           656          1,489         1,802
  Restructuring and other related charges                                             -            16              -            70
  Interest                                                                           54            55            154           163
                                                                              ----------  ------------     ----------  ------------
Total claims, benefits and expenses                                               3,517         3,968         10,180        12,232
                                                                              ----------  ------------     ----------  ------------

Income before income tax and cumulative
    effect of a change in accounting principle                                      811            33          1,512           463
Income tax (expense) benefit                                                       (251)            4           (468)          (87)
Minority interest                                                                   (10)           (8)           (23)          (21)
                                                                              ----------  ------------     ----------  ------------
Income before cumulative effect of a change in accounting principle                 550            29          1,021           355
Cumulative effect of a change in accounting principle, net of tax of $95              -             -              -          (177)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $      550   $        29      $   1,021   $       178
===================================================================================================================================

BASIC AND DILUTED EARNINGS PER SHARE AVAILABLE
 TO COMMON STOCKHOLDERS

Income before cumulative effect of a change in accounting principle          $     3.00   $      0.15      $    5.55   $      1.87
Cumulative effect of a change in accounting principle, net of tax                     -             -              -         (0.96)
                                                                             -----------  ------------     ----------  ------------
Net income                                                                   $     3.00   $      0.15      $    5.55   $      0.91
                                                                             ===========  ============     ==========  ============

Weighted average outstanding common shares
   and common stock equivalents (in millions of shares)
   Basic                                                                          183.4         184.3          183.7         184.2
   Diluted                                                                        183.5         184.3          183.7         184.2
===================================================================================================================================

      See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                            CNA FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


-------------------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                                                 NINE MONTHS
(In millions of dollars)                                                           2000               1999
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $   1,021         $     178
  Adjustments to reconcile net income to net cash flows from operating activities:
    Minority interest                                                                   23                21
    Deferred income tax provision                                                      292               (50)
    Net realized investment gains                                                   (1,168)             (308)
    Amortization of intangibles                                                         16                18
    Accretion of bond discount                                                        (232)             (166)
    Depreciation                                                                       111               141
    Changes in:
       Receivables, net                                                             (1,548)               71
       Deferred acquisition costs                                                     (155)             (217)
       Accrued investment income                                                       (20)               (2)
       Federal income taxes recoverable / payable                                      422               101
       Prepaid reinsurance premiums                                                    (40)             (285)
       Insurance reserves                                                              175               168
       Other                                                                           230               331
                                                                                 ----------        ----------
               Total adjustments                                                    (1,894)             (177)
                                                                                 ----------        ----------
               NET CASH FLOWS FROM OPERATING ACTIVITIES                               (873)                1
                                                                                 ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed maturity securities                                          (29,061)          (35,854)
   Proceeds from fixed maturity securities:
     Sales                                                                          27,003            35,015
     Maturities, calls and redemptions                                               3,259             2,305
   Purchases of equity securities                                                   (1,388)             (735)
   Proceeds from sale of equity securities                                           2,298               892
   Change in short-term investments                                                 (1,241)           (3,382)
   Change in collateral on loaned securities                                           539             2,538
   Change in other investments                                                           5                81
   Purchases of property and equipment, net                                           (108)             (149)
   Other, net                                                                          (17)              (92)
                                                                                 ----------        ----------
               NET CASH FLOWS FROM INVESTING ACTIVITIES                              1,289               619
                                                                                 ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to preferred shareholders                                             (1)              (11)
   Purchase of treasury stock, net                                                     (28)                -
   Receipts from investment contracts credited to policyholder account
      balances                                                                           4                 5
   Return of policyholder account balances on investment contracts                    (113)              (56)
   Principal payments on debt                                                         (112)             (447)
   Proceeds from issuance of debt                                                        5               177
   Redemption of preferred stock                                                      (150)             (200)
                                                                                 ----------        ----------
               NET CASH FLOWS FROM FINANCING ACTIVITIES                               (395)             (532)
                                                                                 ----------        ----------
                       Net cash flows                                                   21                88
Cash at beginning of period                                                            153               217
-------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                            $     174         $     305
=============================================================================================================


Supplemental disclosures of cash flow information:
 Cash received (paid):
   Interest expense                                                              $    (106)        $    (128)
   Federal income taxes                                                                240               142
 Non-cash transactions:
   Notes receivable from the issuance of stock                                           4                17
   Exchange of Canary Wharf limited partnership interest into common stock               -               539

      See accompanying Notes to Condensed Consolidated Financial Statements
      (Unaudited).

                            CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The condensed consolidated financial statements (unaudited) include CNA Financial Corporation (CNAF) and its subsidiaries, which include property/casualty insurance companies (principally Continental Casualty Company and The Continental Insurance Company) and life insurance companies (principally Continental Assurance Company and Valley Forge Life Insurance Company), collectively CNA, or the Company. As of September 30, 2000, Loews Corporation (Loews) owned approximately 87% of the outstanding common stock of CNAF.

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



------------------------------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                           THREE MONTHS                   NINE MONTHS
(In millions of dollars, except per share data)                 2000            1999           2000           1999
------------------------------------------------------------------------------------------------------------------------
Numerator:
  Net income                                                    $ 550         $   29           $1,021          $ 178
  Less: Preferred stock dividends                                   -             (2)              (1)           (10)
                                                           -------------------------------------------------------------
  Net income available to common stockholders                   $ 550         $   27           $1,020          $ 168
                                                           =============================================================

Denominator:
  Weighted average outstanding common shares
   and common stock equivalents                                 183.4          184.3            183.7          184.2
  Effect of dilutive securities:
    Employee Stock Options                                        0.1              -                -              -
                                                           -------------------------------------------------------------
  Adjusted weighted average shares outstanding
   and assuming conversions                                     183.5          184.3            183.7          184.2
                                                           =============================================================

Basic and diluted earnings per share available to
    common stockholders                                         $3.00          $0.15            $5.55          $0.91
                                                           =============================================================

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


NOTE C - RESTRICTED INVESTMENTS

         The Company's largest equity holding in a single issuer is Global Crossing, Ltd. (Global Crossing) common stock. As of September 30, 2000, the Company owned 19.3 million shares valued at $600 million, representing approximately 2.2% of Global Crossing's outstanding common stock. Because the Company's holdings of Global Crossing were not acquired in a public offering, the shares may not be sold to the public unless the sale is registered or exempt from the registration requirements of the Securities Act of 1933 (the Act) including sales pursuant to Rule 144. In addition, the Company has the right to require Global Crossing to register under the Act all of the Company's current holdings. See Note G for discussion of the Company's hedge of this investment.

NOTE D - LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

TOBACCO LITIGATION

         Four insurance subsidiaries of the Company are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. ("Liggett"). The lawsuit was filed by Liggett and its current parent, Brooke Group Holding Inc., in the Delaware Superior Court, New Castle County on January 26, 2000. Although it did not issue policies to Liggett, CNAF also was named as a defendant. Subsequently, Liggett voluntarily dismissed CNAF. The lawsuit, which involves numerous insurers, concerns coverage issues relating to hundreds of tobacco-related claims asserted against Liggett over the past twenty years. However, Liggett only began submitting claims for coverage under the policies in January 2000. CNA believes its coverage defenses are strong. Based on facts and circumstances currently known, management believes that the ultimate outcome of the pending litigation should not materially affect the financial condition or operations of CNA.

IGI CONTINGENCY

         In 1997, CNA Reinsurance Company Limited (CNA Re Ltd.) entered into an arrangement with IOA Global, Ltd. (IOA), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI Underwriting Agencies, Ltd. (IGI), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Between April 1, 1997 and December 1, 1999, IGI underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the IGI Program). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately to a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters (AAHRU) Facility. CNA's Group Operations business unit participated as a pool member in the AAHRU Facility in varying percentages over the past three years.

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

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


         As noted, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program. CNA believes it has valid and enforceable reinsurance contracts with the AAHRU Facility and other reinsurers with respect to the IGI Program, including the United States workers' compensation carve-out business. It is likely that certain reinsurers will dispute their liabilities to CNA; however, the Company is unable to predict the extent of such potential disputes at this time. Legal actions could result, and the resolution of any such actions could take years.

         Based on the Company's review of the entire IGI Program, CNA recorded a loss provision of $90 million in the fourth quarter of 1999. The loss provision was net of estimated recoveries from retrocessionaires.

         The Company is pursuing a number of loss mitigation strategies. Although the results of these various actions to date are consistent with the previous loss estimates, the estimate of ultimate losses is subject to considerable uncertainty. As a result of these uncertainties, the results of operations in future years may be adversely affected by potentially significant reserve additions. Management does not believe that any such future reserve additions will be material to the equity of the Company.

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

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


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

         As of September 30, 2000 and December 31, 1999, CNA carried
$366 million and $463 million of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims.

         CNA's property/casualty insurance subsidiaries have exposure to asbestos claims. Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of September 30, 2000 and December 31, 1999, CNA carried approximately $588 million and $684 million of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims, including those related to Fibreboard Corporation.

         Unfavorable asbestos claim reserve development totaled $12 million and $86 million for the three months ended September 30, 2000 and 1999 and $43 million and $215 million for the nine months ended September 30, 2000 and 1999. Unfavorable environmental pollution and other mass tort reserve development totaled $15 million and $36 million for the three and nine months ended September 30, 2000. Favorable environmental pollution and other mass tort reserve development totaled $33 million and $49 million for the three and nine months ended September 30, 1999.

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


--------------------------------------------------------------------------------------------------------------------
                                                      SEPTEMBER 30, 2000                   DECEMBER 31, 1999
                                              ---------------------------------   ---------------------------------
                                                 ENVIRONMENTAL                       ENVIRONMENTAL
                                                 POLLUTION AND                       POLLUTION AND
                                                  OTHER MASS                           OTHER MASS
(In millions of dollars)                            TORT                ASBESTOS         TORT           ASBESTOS
--------------------------------------------------------------------------------------------------------------------
Gross reserves                                      $ 516              $ 849            $ 618              $ 946
Less ceded reserves                                  (150)              (261)            (155)              (262)
                                              ----------------------------------------------------------------------
Net reserves                                        $ 366              $ 588            $ 463              $ 684
                                              ======================================================================

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


NOTE E - REINSURANCE

         The effects of reinsurance on earned premiums are shown in the following table.



--------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30                                                EARNED PREMIUMS
(In millions of dollars)                                       DIRECT     ASSUMED           CEDED          NET
--------------------------------------------------------------------------------------------------------------------
2000
Property/casualty                                             $  6,261      $ 1,426        $ 2,601     $   5,086
Accident and health                                              2,708          406            431         2,683
Life                                                               896          173            371           698
                                                            --------------------------------------------------------
Total premiums                                                $  9,865      $ 2,005        $ 3,403     $   8,467
                                                            ========================================================

1999

Property/casualty                                             $  6,731      $ 1,237        $   999     $   6,969
Accident and health                                              2,813          140            276         2,677
Life                                                               812          140            302           650
                                                            --------------------------------------------------------
Total premiums                                                $ 10,356      $ 1,517        $ 1,577     $  10,296
                                                            ========================================================

         See Note J for discussion of the Personal Insurance business, which had the effect of increasing ceded earned premiums for the nine months ended September 30, 2000 by $1,431 million.

NOTE F - DEBT


         Debt is comprised of the following obligations.
--------------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 30,          DECEMBER 31,
(In millions of dollars)                                                           2000                   1999
--------------------------------------------------------------------------------------------------------------------
Variable rate debt:
   Commercial paper                                                              $   675            $     675
   Credit facility--CNA                                                                -                   77
   Credit facility--CNA Surety                                                       100                  100
Senior notes:
   7.25%, due March 1, 2003                                                          138                  143
   6.25%, due November 15, 2003                                                      249                  249
   6.50%, due April 15, 2005                                                         490                  497
   6.75%, due November 15, 2006                                                      249                  248
   6.45%, due January 15, 2008                                                       149                  149
   6.60%, due December 15, 2008                                                      199                  199
   8.375%, due August 15, 2012                                                        68                   81
   6.95%, due January 15, 2018                                                       148                  148
7.25% debenture, due November 15, 2023                                               240                  247
8.0% - 19.98% secured capital leases, due through
   December 31, 2011                                                                  41                   42
Other debt, due through 2019 (rates of 1.0% to 8.50%)                                 28                   26
                                                                              --------------------------------------
Total debt                                                                       $ 2,774            $   2,881
                                                                              ======================================

         During the first nine months of 2000, the Company repaid bank loans drawn under the CNA credit facility and repurchased approximately $33 million of its notes.

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)

NOTE G - COMPREHENSIVE INCOME

         Comprehensive income is comprised of all changes to stockholders' equity, including net income, except for those changes resulting from investments by and distributions to owners. The components of comprehensive income are shown below.


-----------------------------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                      THREE MONTHS                      NINE MONTHS
(In millions of dollars)                                  2000             1999             2000            1999
-----------------------------------------------------------------------------------------------------------------------
Net income                                                $   550          $    29          $ 1,021          $   178
Other comprehensive income (loss):
   Change in unrealized gains/losses
     on general account investments
      Holding gains (losses) arising during
        the period                                            441             (902)             250             (287)
      Less: Unrealized gains at beginning of
        period included in realized
        gains/losses during the period                        503               34              958              287
                                                         -----------------------------------------------------------
   Net change in unrealized gains/losses on
     general account investments                              (62)            (936)            (708)            (574)
   Net change in unrealized gains/losses on
     separate accounts and other                               31               (5)              28               15
   Foreign currency translation adjustment                    (25)               8              (28)              13
   Allocation to participating policyholders'
     and minority interest                                    (10)              (5)             (15)               4
                                                         -----------------------------------------------------------

   Other comprehensive (loss), before tax                     (66)            (938)            (723)            (542)
   Deferred income tax benefit related
     to other comprehensive income                             14              280              255              130
                                                         -----------------------------------------------------------

Other comprehensive (loss), net of tax                        (52)            (658)            (468)            (412)
                                                         -----------------------------------------------------------

Total comprehensive income (loss)                         $   498          $  (629)         $   553          $  (234)
                                                         ===========================================================


         As of September 30, 2000, the Company held 19.3 million shares of Global Crossing common stock. During the first quarter of 2000, the Company entered into option agreements intended to hedge the market risk associated with approximately 19.3 million shares of Global Crossing common stock. These option agreements were structured as collars in which the Company purchased put options and sold call options on Global Crossing common stock. As of September 30, 2000, the average exercise prices were $51.70 and $64.93 on the put options and call options subject to adjustments on the call options under certain limited circumstances. The options expire in the first half of 2002 and are only exercisable on their expiration dates. The Company has designated the collars as hedges of its investment in Global Crossing. Accordingly, the fair value of the collars is presented in equity securities available-for-sale in the accompanying condensed consolidated balance sheets, consistent with the hedged item. The unrealized gain, including the fair market value of the collar, on the Company's position in Global

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)

Crossing was $920 million as of September 30, 2000. Changes in the Company's investment in Global Crossing were as follows, on a pretax basis.


--------------------------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                    THREE MONTHS                     NINE MONTHS
(In millions of dollars)                                2000            1999             2000            1999
--------------------------------------------------------------------------------------------------------------------
(Decrease) increase  in unrealized gain on
 Global Crossing common stock                          $  (124)       $  (588)          $(1,203)          $    67
(Decrease) increase  in unrealized gain on
 Collar                                                    (61)             -               358                 -
                                                       ----------------------------------------------------------
   Net (decrease) increase  in unrealized
     gain on position in Global Crossing               $  (185)       $  (588)          $  (845)          $    67
                                                       ==========================================================
Realized gain on sales of Global Crossing
  common stock                                         $   229              -           $   485           $   222
                                                       ==========================================================


NOTE H - BUSINESS SEGMENTS

         The Company's reportable segments are strategic businesses that offer different types of products and services. The Company has seven operating segments: Agency Market Operations, Specialty Operations, CNA Re, Global Operations, Risk Management, Group Operations and Life Operations.

         The Corporate segment results include interest expense on corporate borrowings of approximately $52 million and $54 million for the three months ended September 30, 2000 and 1999 and $149 million and $159 million for the nine months ended September 30, 2000 and 1999.

         All significant intercompany income and expenses, as well as intercompany dividends, have been eliminated. Risk Management intrasegment revenues and expenses, amounting to $39 million and $34 million for the three months ended September 30, 2000 and 1999 and $119 million and $127 million for the nine months ended September 30, 2000 and 1999 have been eliminated at the consolidated level.

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------
                                                             AGENCY                                                      RISK
THREE MONTHS ENDED SEPTEMBER 30, 2000                        MARKET      SPECIALTY                      GLOBAL          MANAGE-
(In millions of dollars)                                   OPERATIONS   OPERATIONS       CNA RE       OPERATIONS         MENT
------------------------------------------------------------------------------------------------------------------------------------
Net earned premiums                                       $   807        $   234        $   289        $   271        $   142
Claims, benefits and expenses                                 939            244            312            283            177
                                                      ------------------------------------------------------------------------------
Underwriting loss                                            (132)           (10)           (23)           (12)           (35)
Net investment income                                         154             55             49             34             42
Other revenues                                                 39              6             (8)            37             80
Other expenses                                                 48              7              -             31             77
                                                      ------------------------------------------------------------------------------
Pretax operating income (loss)                                 13             44             18             28             10
Income tax benefit (expense)                                    4            (12)            (2)            (6)            (2)
Minority interest                                               -              -              -             (6)             -
                                                      ------------------------------------------------------------------------------
Net operating income (loss) (excluding realized
    investment gains)                                          17             32             16             16              8
Realized investment gains, net of tax,
    participating policyholders' interest and
    minority interest                                         191             69             42             54             48
                                                      ------------------------------------------------------------------------------
Net income (loss)                                         $   208        $   101        $    58        $    70        $    56
                                                      ==============================================================================



------------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2000                          GROUP            LIFE                         ELIMI-
(In millions of dollars)                                     OPERATIONS      OPERATIONS     CORPORATE       NATIONS          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Net earned premiums                                         $   947         $   236         $     5         $   (12)        $ 2,919
Claims, benefits and expenses                                   975             341              35             (12)          3,294
                                                      ------------------------------------------------------------------------------
Underwriting loss                                               (28)           (105)            (30)              -            (375)
Net investment income                                            38             152               5               -             529
Other revenues                                                   12              49               1             (42)            174
Other expenses                                                    9              27              66             (42)            223
                                                      ------------------------------------------------------------------------------
Pretax operating income (loss)                                   13              69             (90)              -             105
Income tax benefit (expense)                                     (3)            (23)             39               -              (5)
Minority interest                                                 -               -              (4)              -             (10)
                                                      ------------------------------------------------------------------------------
Net operating income (loss) (excluding realized
    investment gains)                                            10              46             (55)              -              90
Realized investment gains, net of tax,
    participating policyholders' interest and
    minority interest                                            32              20               4               -             460
                                                      ------------------------------------------------------------------------------
Net income (loss)                                           $    42         $    66         $   (51)        $     -         $   550
                                                      ==============================================================================

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------------
                                                         AGENCY                                                       RISK
THREE MONTHS ENDED SEPTEMBER 30, 1999                    MARKET         SPECIALTY                      GLOBAL        MANAGE-
(In millions of dollars)                               OPERATIONS      OPERATIONS        CNA RE       OPERATIONS      MENT
-----------------------------------------------------------------------------------------------------------------------------
Net earned premiums                                     $ 1,278        $   229          $   335       $   258       $   171
Claims, benefits and expenses                             1,464            241              327           270           185
Restructuring and other related charges                      11              -                -             -             -
                                                        ---------------------------------------------------------------------
Underwriting (loss) gain                                   (197)           (12)               8           (12)          (14)
Net investment income                                       170             57               42            31            38
Other revenues                                               16              4               (2)           33            80
Other expenses                                               20              7                -            26            81
Non-insurance restructuring and other related
charges                                                       -              -                -             -             1
                                                        ---------------------------------------------------------------------
Pretax operating (loss) income                              (31)            42               48            26            22
Income tax benefit (expense)                                 16            (13)             (15)           (7)           (7)
Minority interest                                             -              -                -            (6)            -
                                                        ---------------------------------------------------------------------
Net operating (loss) income (excluding realized
     investment losses)                                     (15)            29               33            13            15
Realized investment losses, net of tax,
     participating policyholders' interest and
     minority interest                                      (22)            (7)              (3)           (3)           (4)
                                                        ---------------------------------------------------------------------
Net (loss) income                                       $   (37)       $    22          $    30       $    10       $    11
                                                        =====================================================================


------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1999               GROUP          LIFE                            ELIMI-
(In millions of dollars)                          OPERATIONS     OPERATIONS       CORPORATE       NATIONS          TOTAL
------------------------------------------------------------------------------------------------------------------------
Net earned premiums                                 $871         $   231         $    (2)        $   (20)        $ 3,351
Claims, benefits and expenses                        864             339              44             (14)          3,720
Restructuring and other related charges                -               -               -               -              11
                                                    --------------------------------------------------------------------
Underwriting (loss) gain                               7            (108)            (46)             (6)           (380)
Net investment income                                 30             136              27               -             531
Other revenues                                        11              48              58             (48)            200
Other expenses                                        12              21             119             (54)            232
Non-insurance restructuring and other related
charges                                                -               -               4               -               5
                                                    --------------------------------------------------------------------
Pretax operating (loss) income                        36              55             (84)              -             114
Income tax benefit (expense)                         (12)            (19)             33               -             (24)
Minority interest                                      -               -              (2)              -              (8)
                                                    --------------------------------------------------------------------
Net operating (loss) income (excluding realized
    investment losses)                                24              36             (53)              -              82
Realized investment losses, net of tax,
    participating policyholders' interest and
    minority interest                                 (2)            (12)              -               -             (53)
                                                    --------------------------------------------------------------------
Net (loss) income                                   $ 22         $    24         $   (53)        $     -         $    29
                                                    ====================================================================

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------------
                                                             AGENCY                                                    RISK
NINE MONTHS ENDED SEPTEMBER 30, 2000                         MARKET      SPECIALTY                      GLOBAL        MANAGE-
(In millions of dollars)                                   OPERATIONS   OPERATIONS       CNA RE       OPERATIONS       MENT
-----------------------------------------------------------------------------------------------------------------------------
Net earned premiums                                        $ 2,477       $   578       $   802       $   811       $   448
Claims, benefits and expenses                                2,818           595           868           854           554
                                                           ------------------------------------------------------------------
Underwriting loss                                             (341)          (17)          (66)          (43)         (106)
Net investment income                                          452           163           143           101           123
Other revenues                                                 109            19            (5)           90           238
Other expenses                                                 128            23             3            87           240
                                                           ------------------------------------------------------------------
Pretax operating income (loss)                                  92           142            69            61            15
Income tax (expense) benefit                                   (12)          (43)          (18)          (15)            -
Minority interest                                                -             -             -           (19)            -
                                                           ------------------------------------------------------------------
Net operating income (loss) (excluding realized
    investment gains)                                           80            99            51            27            15
Realized investment gains, net of tax,
    participating policyholders' interest and
    minority interest                                          341           124            72            71            85
                                                           ------------------------------------------------------------------
Net income (loss)                                          $   421       $   223       $   123       $    98       $   100
                                                           ==================================================================

----------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2000                        GROUP           LIFE                        ELIMI-
(In millions of dollars)                                  OPERATIONS     OPERATIONS   CORPORATE       NATIONS         TOTAL
----------------------------------------------------------------------------------------------------------------------------
Net earned premiums                                     $ 2,708        $   674        $     1        $   (32)       $ 8,467
Claims, benefits and expenses                             2,772            990             89            (32)         9,508
                                                        --------------------------------------------------------------------
Underwriting loss                                           (64)          (316)           (88)             -         (1,041)
Net investment income                                       104            444              7              -          1,537
Other revenues                                               36            149             14           (130)           520
Other expenses                                               36             77            208           (130)           672
                                                        --------------------------------------------------------------------
Pretax operating income (loss)                               40            200           (275)             -            344
Income tax (expense) benefit                                (11)           (68)           108              -            (59)
Minority interest                                             -              -             (4)             -            (23)
                                                        --------------------------------------------------------------------
Net operating income (loss) (excluding realized
    investment gains)                                        29            132           (171)             -            262
Realized investment gains, net of tax,
    participating policyholders' interest and
    minority interest                                        52             13              1              -            759
                                                        --------------------------------------------------------------------
Net income (loss)                                       $    81        $   145        $  (170)       $     -        $ 1,021
                                                        ====================================================================

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                  AGENCY                                                    RISK
NINE MONTHS ENDED SEPTEMBER 30, 1999                              MARKET      SPECIALTY                      GLOBAL        MANAGE-
(In millions of dollars)                                        OPERATIONS   OPERATIONS       CNA RE       OPERATIONS       MENT
------------------------------------------------------------------------------------------------------------------------------------
Net earned premiums                                            $  3,974    $    773          $    866    $    767        $    591
Claims, benefits and expenses                                     4,582         820               900         777             640
Restructuring and other related charges                              48           -                 -           -               -
                                                               ---------------------------------------------------------------------
Underwriting loss                                                  (656)        (47)              (34)        (10)            (49)
Net investment income                                               517         174               117         100             111
Other revenues                                                       50          12                 -          93             237
Other expenses                                                       48          22                (5)         75             227
Non-insurance restructuring and other related charges
                                                                      -           -                 -           -               8
                                                               ---------------------------------------------------------------------
Pretax operating (loss) income                                     (137)        117                88         108              64
Income tax benefit (expense)                                         75         (32)              (26)        (31)            (17)
Minority interest                                                     -           -                 -         (20)              -
                                                               ---------------------------------------------------------------------
Net operating (loss) income (excluding realized
    investment gains (losses))                                      (62)         85                62          57              47
Realized investment gains (losses), net of tax, participating
    policyholders' interest and minority interest                   108          35                21           8              17
Cumulative effect of a change in accounting principle,
    net of tax                                                      (93)         (3)                -          (3)            (74)
                                                               ---------------------------------------------------------------------
Net (loss) income                                              $    (47)   $    117          $     83    $     62        $    (10)
                                                               =====================================================================


----------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1999                        GROUP           LIFE                      ELIMI-
(In millions of dollars)                                  OPERATIONS     OPERATIONS   CORPORATE       NATIONS         TOTAL
----------------------------------------------------------------------------------------------------------------------------
Net earned premiums                                       $  2,680    $    648       $     33       $    (36)      $ 10,296
Claims, benefits and expenses                                2,704         925            211            (36)        11,523
Restructuring and other related charges                          5           -              -              -             53
                                                          -----------------------------------------------------------------
Underwriting loss                                              (29)       (277)          (178)             -         (1,280)
Net investment income                                           95         414             34              -          1,562
Other revenues                                                  30          77            173           (143)           529
Other expenses                                                  34          55            326           (143)           639
Non-insurance restructuring and other related charges
                                                                 -           -              9              -             17
                                                          -----------------------------------------------------------------
Pretax operating (loss) income                                  62         159           (306)             -            155
Income tax benefit (expense)                                   (19)        (55)           126              -             21
Minority interest                                                -           -             (1)             -            (21)
                                                          -----------------------------------------------------------------
Net operating (loss) income (excluding realized
    investment gains (losses))                                  43         104           (181)             -            155
Realized investment gains (losses), net of tax,
    participating policyholders' interest and minority
    interest                                                     6         (31)            36              -            200
Cumulative effect of a change in accounting principle,
    net of tax                                                  (2)         (2)             -              -           (177)
                                                          -----------------------------------------------------------------
Net (loss) income                                         $     47    $     71       $   (145)      $      -       $    178
                                                          =================================================================

                            CNA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         In the first nine months of 1999, net restructuring-related charges for Risk Management totaled approximately $8 million. The charges included parallel processing costs of approximately $3 million and employee severance and outplacement costs of approximately $2 million. Other charges, including consulting and facility charges, totaled approximately $5 million. Additionally, Risk Management reduced its estimate for lease termination costs by $2 million during the nine months ended September 30, 1999.

         In the first nine months of 1999, restructuring-related charges for Group Operations totaled approximately $5 million related primarily to employee severance and other charges.

         For the other segments of the Company, restructuring-related charges totaled approximately $9 million for the first nine months of 1999 and related primarily to employee severance costs.

         No restructuring-related charges related to the Plan have been incurred in 2000; however, payments were made during 2000 related to amounts accrued under the Plan as of December 31, 1999. The following table sets forth the major categories of the restructuring accrual and changes therein during the first nine months of 2000.


--------------------------------------------------------------------------------------------------------------------
                                                       EMPLOYEE
                                                      TERMINATION
                                                      AND RELATED          LEASE         BUSINESS
                                                        BENEFIT         TERMINATION        EXIT
(In millions of dollars)                                 COSTS             COSTS          COSTS       TOTAL
--------------------------------------------------------------------------------------------------------------------
Accrued costs at December 31, 1999                      $    4             $ 27           $  15       $  46
Payments charged against liability                          (4)             (13)            (10)        (27)
                                              ----------------------------------------------------------------------
Accrued costs at September 30, 2000                     $    -             $ 14           $   5       $  19
                                              ======================================================================


NOTE J -  SIGNIFICANT TRANSACTIONS

PERSONAL INSURANCE TRANSACTION

         On October 1, 1999, certain subsidiaries of CNA completed a transaction with The Allstate Corporation (Allstate), whereby CNA's personal lines insurance business (CNA Personal Insurance) and related employees were transferred to Allstate. Approximately $1.1 billion of cash and $1.1 billion of additional assets (primarily premium receivables and deferred policy acquisition costs) were transferred to

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


Allstate, and Allstate assumed $2.2 billion of claim and claim adjustment expense reserves and unearned premium reserves. Additionally, CNA received $140 million in cash, which consisted of (i) $120 million in ceding commission for the reinsurance of the CNA Personal Insurance business by Allstate, and (ii) $20 million for an option exercisable during 2002 to purchase 100% of the common stock of five CNA insurance subsidiaries at a price equal to the GAAP carrying value as of the exercise date. Also, CNA invested $75 million in a ten year equity-linked note issued by Allstate.

         CNA will continue to write new and renewal CNA Personal Insurance policies and to reinsure this business with Allstate companies, until such time as Allstate exercises its option to buy the five CNA subsidiaries. Prior to 2002, the Company will concentrate the direct writing of CNA Personal Insurance business into the five optioned companies, such that most, if not all, business related to this transaction will be written by those companies by the date Allstate exercises its option. CNA continues to have primary liability on policies reinsured by Allstate.

         CNA will continue to have an ongoing interest in the profitability of the CNA Personal Insurance business and the related successor business through an agreement licensing the "CNA Personal Insurance" trademark and a portion of CNA's Agency Market Operations distribution system to Allstate for use in Allstate's personal insurance agency business for a period of five years. Under this agreement, CNA will receive a royalty fee based on the business volume of CNA Personal Insurance policies sold through the CNA agents for a period of six years. In addition, the $75 million equity-linked note will be redeemed on September 30, 2009 (subject to earlier redemption on stated contingencies) for an amount equal to the face amount plus or minus an amount not exceeding
$10 million, depending on the underwriting profitability of the CNA Personal Insurance business.

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

         The retroactive portion of the reinsurance transaction, consisting primarily of the cession of claim and claim adjustment expense reserves approximating $1.0 billion, was not recognized as reinsurance because the criteria for risk transfer was not met for this portion of the transaction. The related consideration paid was recorded as a deposit and is included in reinsurance receivables in the consolidated balance sheets. The prospective portion of the transaction, which as of the transaction date consisted primarily of the cession of $1.1 billion of unearned premium reserves, has been recorded as reinsurance. The related consideration paid was recorded as prepaid reinsurance premiums. Premiums ceded after the transaction date will follow this same treatment. The $20 million received from Allstate for the option to purchase the five CNA subsidiaries was deferred and will not be recognized until Allstate exercises its option, at which time it will be recorded in realized gains and losses.

         The ceding commission related to the prospective portion of the transaction has been recognized in proportion to the recognition of the unearned premium reserve to which it relates. Approximately $8 million and $69 million of the ceding commission was earned for the three month and nine month periods ended September 30, 2000. The entire $120 million ceding commission has now been earned over the twelve months since the transfer to Allstate. Approximately
$7 million and $21 million of royalty fees were earned for the three month and nine month periods ended September 30, 2000.

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


         The CNA Personal Insurance business (which was transferred to Allstate) contributed net earned premiums of $459 million and $1.4 billion, and net operating income of $17 million and $42 million, during the three month and nine month periods ended September 30, 1999.

SALE OF AMS SERVICES, INC.

         On November 30, 1999, CNA sold the majority of its interest in AMS Services, Inc. (AMS), a software development company serving the insurance agency market. Prior to the sale, CNA owned 89% of AMS and consolidated AMS in its financial statements. As a result of the sale, CNA owns 9% of AMS and therefore AMS is no longer consolidated. CNA's share of AMS' operating results included $58 million and $178 million of operating revenue, and $3 million of net operating income and $7 million of net operating loss for the three and nine month periods ended September 30, 1999.

NOTE K -  RELATED PARTY TRANSACTIONS

         CNA reimburses Loews, or pays directly to Loews employees, approximately $13 million annually for management fees, travel and related expenses, and expenses of investment facilities and services provided to CNA.

         CNA and its eligible subsidiaries are included in the consolidated Federal income tax return of Loews and its eligible subsidiaries. During the first nine months of 2000, CNA received a tax refund of $282 million from Loews. For the first nine months of 1999, CNA received a tax refund of $154 million from Loews.

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

NOTE L -  ACCOUNTING PRONOUNCEMENTS

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes the SEC Staff's view in applying accounting principles generally accepted in the United States (GAAP) to revenue

                            CNA FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


recognition in financial statements. This bulletin, through its subsequent revised releases SAB No. 101A and No. 101B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Adoption of this bulletin, which occurred on October 1, 2000, will not have a significant impact on the results of operations or equity of the Company.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 was subsequently amended by SFAS No. 137, which delayed the effective date by one year, and SFAS No. 138, which clarified four areas which were causing difficulties in implementation. SFAS No. 133 requires the recognition of all derivative financial instruments, including embedded derivative instruments, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. A derivative that does not qualify as a hedge will be marked to fair value through earnings. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative as well as the measurement approach for determining the ineffective aspects of the hedge must be established at the inception of the hedge. On that initial application date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133.

        The Company is required to adopt SFAS No. 133 effective January 1, 2001. The transition adjustments resulting from adoption must be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Based on current facts and circumstances, adoption of SFAS No. 133 will not have a material impact on total equity of the Company. It is estimated that the adoption will result in an after-tax decrease to earnings in the range of $20 million to $35 million. However, because the Company already carries the derivatives impacted by adoption at fair value via unrealized gains and losses, there is an equal and offsetting favorable adjustment to other comprehensive income. These estimates are based on the Company's current derivative holdings and hedging strategies. Changes therein, or changes in financial market conditions, during the fourth quarter could result in changes in the transition adjustment estimates.

         Effective January 1, 2001, the Company is required to adopt statutory-basis accounting changes related to the National Association of Insurance Commissioners codification of Statutory Accounting Practices. The Company is in the process of quantifying the impact these statutory-basis accounting changes will have on its operations and statutory capital and surplus.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



CONSOLIDATED OPERATIONS

     The following management discussion and analysis (MD&A) should be read in conjunction with the condensed consolidated financial statements and notes thereto found on pages 3 to 20, which contain additional information to evaluate operating results and financial condition.

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

OPERATING RESULTS

     The following chart summarizes key components of operating results for the three and nine months ended September 30, 2000 and 1999.


----------------------------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                                     THREE MONTHS             NINE MONTHS
(In millions of dollars except per share data)                              2000        1999         2000        1999
----------------------------------------------------------------------------------------------------------------------
Operating revenues (excluding realized investment gains (losses)):
  Net earned premiums                                                    $  2,919    $  3,351    $  8,467    $ 10,296
  Net investment income                                                       529         531       1,537       1,562
  Other                                                                       174         200         520         529
                                                                         ---------------------------------------------
Total operating revenues (excluding realized investment gains (losses))     3,622       4,082      10,524      12,387

Claims, benefits and expenses                                               3,517       3,952      10,180      12,162
Restructuring and other related charges                                        --          16          --          70
                                                                         ---------------------------------------------
Operating income before income tax                                            105         114         344         155
Income tax (expense) benefit                                                   (5)        (24)        (59)         21
Minority interest                                                             (10)         (8)        (23)        (21)
                                                                         ---------------------------------------------
Net operating income (excluding realized investment gains (losses))            90          82         262         155

Realized investment gains (losses), net of tax, participating
  policyholders' and minority interest                                        460         (53)        759         200
                                                                         ---------------------------------------------
Income before cumulative effect of a change in accounting principle           550          29       1,021         355

Cumulative effect of a change in accounting principle, net of tax              --          --          --        (177)
                                                                         ---------------------------------------------
Net income                                                               $    550    $     29    $  1,021    $    178
                                                                         ============================================
BASIC AND DILUTED EARNINGS PER SHARE
Net operating income (excluding realized investments gains (losses))     $   0.49    $   0.43    $   1.42    $   0.78
Realized investment gains, net of tax, participating
  policyholders' and minority interest                                       2.51       (0.28)       4.13        1.09
Cumulative effect of a change in accounting principle, net of tax              --          --          --       (0.96)
                                                                         ---------------------------------------------
Net income                                                               $   3.00    $   0.15    $   5.55    $   0.91
                                                                         ============================================

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


     The following table summarizes net operating income excluding realized investment gains/losses (net operating income) by segment for the three and nine months ended September 30, 2000 and 1999.


-----------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30          THREE MONTHS       NINE MONTHS
(In millions of dollars)           2000    1999       2000   1999
-----------------------------------------------------------------
Agency Market Operations         $  17    $ (15)   $  80    $ (62)
Specialty Operations                32       29       99       85
CNA Re                              16       33       51       62
Global Operations                   16       13       27       57
Risk Management                      8       15       15       47
Group Operations                    10       24       29       43
Life Operations                     46       36      132      104
Corporate and Eliminations         (55)     (53)    (171)    (181)
                                 --------------------------------
Net operating income             $  90    $  82    $ 262    $ 155
                                 ================================

     Net operating income was $90 million, or $0.49 per share, for the third quarter of 2000, compared with net operating income of $82 million, or $0.43 per share, for the same period in 1999. Net operating income increased $8 million for the third quarter of 2000 as compared with the same period of 1999, primarily as a result of the absence of after-tax restructuring-related charges of $10 million. The quarter benefited from decreased net catastrophe losses of $43 million excluding losses related to CNA Personal Insurance, all of which were reinsured. Offsetting the favorable catastrophe experience was an increase in the current accident year loss ratio, primarily in CNA Re. Other factors in the quarter-over-quarter net operating income results were challenges faced in Group Operations and Risk Management as discussed in their individual MD&A sections, partially offset by improved earnings in Life Operations.

     Net operating income was $262 million, or $1.42 per share, for the first nine months of 2000, compared with net operating income of $155 million, or $0.78 per share, for the same period in 1999. Net operating income increased $107 million for the nine months ended September 30, 2000 as compared with the same period in 1999 primarily as a result of the improvement in property/casualty underwriting results, primarily in Agency Market Operations, and improved earnings in Life Operations. The primary drivers of the improvements are decreased net catastrophe losses of $49 million excluding losses related to CNA Personal Insurance, all of which were reinsured, increased use of reinsurance of $26 million and the absence of after-tax restructuring-related charges of $45 million. These improvements are partially offset by decreased investment income of $16 million and challenges faced in Group Operations and Risk Management as discussed in their individual MD&A sections.

     Net income for the third quarter of 2000 was $550 million, or $3.00 per share, compared with net income of $29 million, or $0.15 per share, for the third quarter of 1999. Net income for the first nine months of 2000 was $1,021 million, or $5.55 per share, as compared with net income of $178 million, or $0.91 per share, for the same period in 1999. Included in the net income for the nine months ended September 30, 1999 was a charge of $177 million, net of tax, or $0.96 per share, for the cumulative effect of a change in accounting principle for insurance-related assessments.

     Discussion of the results of operations from the Company's segments follow.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

AGENCY MARKET OPERATIONS

     Agency Market Operations builds on the Company's long and successful relationship with the independent agency distribution system to market a broad range of property/casualty insurance products and services to small and middle market businesses. Business products include workers' compensation, commercial packages, general liability and commercial auto, as well as a variety of creative risk management services. Prior to October 1, 1999, these operations included personal auto and homeowners coverages and also offered personal umbrella, separate scheduled property, boat-owners and other recreational vehicle insurance. These personal lines (CNA Personal Insurance) were transferred to The Allstate Corporation (Allstate) effective October 1, 1999. See Note J of the Notes to the Condensed Consolidated Financial Statements (Notes) for further discussion of this transaction.


-------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                     THREE MONTHS              NINE MONTHS
(In millions of dollars)                  2000         1999        2000          1999
-------------------------------------------------------------------------------------
Net written premiums                    $  755     $  1,234     $  2,403     $  4,000
Net earned premiums                        807        1,278        2,477        3,974
Underwriting loss                         (132)        (197)        (341)        (656)
Net operating income (loss)                 17          (15)          80          (62)

Loss ratio                                80.5%        81.7%        80.4%        83.3%
Expense ratio                             33.3         33.1         31.0         32.8
Dividend ratio                             2.5          0.6          2.4          0.4
                                        ---------------------------------------------
Combined ratio                           116.3%       115.4%       113.8%       116.5%
                                        =============================================


     Agency Market Operations' net written and net earned premiums were impacted by the transfer of CNA Personal Insurance to Allstate. Net written premiums from CNA Personal Insurance for the three and nine months ended September 30, 1999 were $494 million and $1,500 million, and net earned premiums were $459 million and $1,354 million for the same periods.

     Apart from the impact of CNA Personal Insurance, Agency Market Operations' net written premiums increased $15 million, or 2%, to $755 million in the third quarter of 2000 as compared with the third quarter of 1999. Net written premiums for the Commercial Insurance business increased $36 million to $735 million caused primarily by a decrease in ceded premiums relating to a change in the structure of reinsurance which reduced ceded premiums and ceding commissions. Net earned premiums in Agency Market Operations decreased $12 million, or 2%, to $807 million in the same period. The decline in net earned premiums was due to continued efforts to re-underwrite business and obtain adequate rates for exposure.

     The combined ratio for the third quarter of 2000 increased 0.9 points to 116.3% as compared with the third quarter of 1999. The overall loss ratio improvement of 1.2 points is comprised of underwriting actions including the increased use of reinsurance, continued efforts to achieve adequate rates for exposure and the non-renewal of unprofitable business, and lower catastrophe losses than in 1999. These underwriting actions provided a benefit of 5.4 points on the loss ratio partially offset by the effects of CNA Personal Insurance which had a favorable impact on the aggregate 1999 loss ratio that is absent in 2000. The expense ratio increased 0.2 points due to a decrease in ceding commissions relating to reinsurance, partially offset by the absence of restructuring-related charges. The dividend ratio increase is attributable to favorable dividend development in 1999. Underwriting results for the third quarter of 2000

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


improved $65 million from a loss of $197 million to a loss of $132 million, principally attributable to a lower loss ratio. Net operating income for the third quarter of 2000 increased to $17 million profit as compared with a loss of $15 million during the same period in 1999 based on improved underwriting results, partially offset by lower investment income.

     Aside from the effects of the CNA Personal Insurance transaction, net written premiums decreased $97 million, or 4%, to $2,403 million for the first nine months of 2000 as compared with the same period in 1999. The net written premiums of the Commercial Insurance business decreased slightly to $2,318 million for the same period. Net earned premiums declined by $143 million, or 5%, to $2,477 million for the first nine months of 2000 as compared with the same period in 1999. These declines were due principally to a continued focus on underwriting.

     The combined ratio for the nine months ended September 30, 2000 improved
2.7 points to 113.8% as compared with the same period of 1999. The overall loss ratio improvement of 2.9 points is comprised of underwriting actions including the continued efforts to achieve adequate rates for exposure, the non-renewal of unprofitable business, the increased benefit from reinsurance, and lower catastrophe losses than in 1999. These underwriting actions provided a benefit of 7.9 points on the loss ratio partially offset by the effects of CNA Personal Insurance which had a favorable impact on the aggregate 1999 loss ratio that is absent in 2000. The expense ratio declined 1.8 points due to a reduction in ongoing operating expenses and a 0.7 point decline from the absence of restructuring-related charges. The dividend ratio increase is attributable to favorable dividend development in 1999. Underwriting results for the nine months ended September 30, 2000 improved $315 million from a loss of $656 million to a loss of $341 million attributable principally to a lower loss ratio, of which $64 million is related to the increased use of reinsurance, and decreased operating expenses. Net operating income for the period ended September 30, 2000 increased to $80 million profit as compared with a loss of $62 million during the same period in 1999 based on improved underwriting results, partially offset by lower investment income.

     Commercial Insurance is currently achieving an average rate increase of approximately 15 percent. The current reported loss trend is the first year of loss ratio improvement for Commercial Insurance since 1993 and this improvement is expected to accelerate as rate increases and underwriting actions are earned. Commercial Insurance retention is in the low 70 percent range.

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


-------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30             THREE MONTHS         NINE MONTHS
(In millions of dollars)           2000        1999      2000       1999
-------------------------------------------------------------------------
Net written premiums             $  241     $  225     $  584     $  733
Net earned premiums                 234        229        578        773
Underwriting loss                   (10)       (12)       (17)       (47)
Net operating income                 32         29         99         85

Loss ratio                         79.2%      75.8%      76.1%      80.3%
Expense ratio                      25.0       29.8       26.8       25.7
Dividend ratio                      0.1       (0.0)       0.1        0.1
                                 ----------------------------------------
Combined ratio                    104.3%     105.6%     103.0%     106.1%
                                 ========================================

     Net written premiums for Specialty Operations for the third quarter of 2000 increased $16 million, or 7%, to $241 million as compared with the third quarter of 1999. In the third quarter of 2000, net earned premiums increased $5 million, or 2%, to $234 million as compared with the third quarter of 1999. These increases were primarily a result of $28 million of premium related to a contract assuming a large block of existing losses in medical professional liability, partially offset by a planned reduction in the lawyer's professional liability line of business and the lower premiums in the directors' and officers' business.

     The combined ratio improved 1.3 points to 104.3% for the third quarter of 2000 as compared with the third quarter of 1999. This improvement resulted primarily from the decrease in the expense ratio relating to increased net earned premiums coupled with decreased underwriting expenses. This improvement was partially offset by an increase in the loss ratio resulting from a relatively higher loss ratio on the medical professional liability transaction and an increase in the loss ratio for other medical malpractice business. Underwriting results improved by $2 million to a loss of $10 million in the third quarter of 2000 as compared with the same period in 1999 and net operating income improved $3 million for the third quarter of 2000 as compared with the third quarter of 1999 principally as a result of improvement in the expense ratio as discussed above.

     Net written premiums for the nine months ended September 30, 2000 decreased $149 million, or 20%, to $584 million as compared with the same period of 1999. Net earned premiums declined $195 million, or 25%, to $578 million for the nine months ended September 30, 2000 as compared with the same period in 1999. This premium decline related principally to 1) active decisions to renew only those accounts which meet current underwriting guidelines supporting the ongoing commitment to underwriting discipline, 2) a $27 million decline due to increased use of reinsurance for the medical professional liability lines, and 3) an increase in the retrospective return premium reserve relating to favorable loss development in the retrospectively rated Architects' and Engineers' business.

     The combined ratio improved 3.1 points to 103.0% for the first nine months of 2000 as compared with the same period in 1999 and underwriting results improved $30 million. These improvements are the

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

result of the ongoing commitment to underwriting discipline reflected by a
4.2 point decline in the loss ratio partially offset by the 1.1 point increase in the expense ratio. Acquisition and underwriting expenses have decreased year-over-year, but the expense ratio has increased because of the reduced net earned premium base. Net operating income increased $14 million for the first nine months of 2000 as compared with the same period of 1999, principally from the improvement in the underwriting results, partially offset by lower investment income.

     For the third quarter of 2000, Specialty Operations achieved an average rate increase of 25% in the CNA HealthPro business, including an average rate increase of 16% in the large institution and group practice business. Net written premiums are expected to decline from third quarter 2000 levels during the fourth quarter.

CNA RE

     CNA Re operates globally as a reinsurer in the broker market, offering both treaty and facultative products through its principal offices in Chicago and London. While CNA Re's primary product is traditional treaty reinsurance, it also has positions in facultative and financial reinsurance.


-----------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30              THREE MONTHS           NINE MONTHS
(In millions of dollars)            2000          1999     2000        1999
-----------------------------------------------------------------------------
Net written premiums              $   214     $   388    $   769     $ 1,061
Net earned premiums                   289         335        802         866
Underwriting (loss) gain              (23)          8        (66)        (34)
Net operating income                   16          33         51          62

Loss ratio                           78.1%       68.7%      76.1%       73.3%
Expense ratio                        29.8        29.0       32.1        30.7
                                  -------------------------------------------
Combined ratio                      107.9%       97.7%     108.2%      104.0%
                                  ===========================================

     For the third quarter, net written premiums decreased $174 million, or 45%, to $214 million as compared with the same period in 1999. This decrease reflects decisions not to renew contracts that CNA Re believes do not meet its underwriting profitability targets, partially offset by modest rate increases. Net earned premiums decreased $46 million, or 14%, to $289 million for the quarter consistent with the declines in net written premiums as discussed above. The third quarter combined ratio increased 10.2 points to 107.9% reflecting approximately $10 million of adverse loss development on 1999 catastrophe losses, including Typhoon Bart and the Danish storm, and adverse loss experience in 2000 in several lines of business including property excess of loss and directors' and officers' liability. Catastrophe losses were $34 million favorable from 1999. However, offsetting the favorable catastrophe experience was an increase in the current accident year loss ratio. Underwriting losses increased $31 million in the third quarter of 2000 as compared with the same period in 1999 principally as a result of the increase in the loss ratio. Net operating income decreased $17 million in the third quarter of 2000 as compared with 1999, reflecting the increase in underwriting losses, partially offset by increased investment income and a $3 million tax settlement recorded in the third quarter of 2000.

     For the nine months ended September 30, 2000, net written premiums decreased $292 million, or 28%, to $769 million as compared with the same period in 1999. Net earned premiums decreased $64 million, or 7%, to $802 million for

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

the nine month period ended September 30, 2000. These declines reflect continued decisions not to renew contracts that CNA Re believes do not meet its underwriting profitability targets, partially offset by modest rate increases. The nine month combined ratio increased 4.2 points to 108.2%. The combined ratio increase was driven by the third quarter 2000 increase in the loss ratio discussed above. The increase in the expense ratio was primarily due to the decrease in net earned premiums. The underwriting loss increased $32 million for the first nine months of 2000 as compared with the same period in 1999, primarily as a result of the third quarter 2000 underwriting results. Net operating income decreased $11 million for the first nine months of 2000 as compared with the same period in 1999. Increased investment income and the $3 million tax settlement recorded in the third quarter of 2000 partially offset the increased underwriting losses in 2000.

     In accordance with the Company's emphasis on disciplined underwriting, CNA Re is focusing its efforts on its core products. Certain non-core, low volume products not meeting underwriting profitability standards will no longer be written. These products currently represent less than 5% of CNA Re's earned premiums. Also, due to contraction of capacity in the reinsurance markets, CNA Re expects it will be able to achieve pricing improvements during upcoming renewal periods.

GLOBAL OPERATIONS

     Global Operations provides products and services to U.S.-based customers, customers expanding overseas and foreign customers. The major product lines include marine, commercial and contract surety, warranty and specialty products, as well as commercial property and casualty coverages.


------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30             THREE MONTHS         NINE MONTHS
(In millions of dollars)           2000        1999      2000       1999
------------------------------------------------------------------------
Net written premiums             $  311     $  311     $  888     $  837
Net earned premiums                 271        258        811        767
Underwriting loss                   (12)       (12)       (43)       (10)
Net operating income                 16         13         27         57

Loss ratio                         61.7%      58.9%      62.2%      56.1%
Expense ratio                      43.0       45.4       43.0       44.9
Dividend ratio                     (0.3)       0.4        0.1        0.3
                                 ----------------------------------------
Combined ratio                    104.4%     104.7%     105.3%     101.3%
                                 ========================================


     Net written premiums for Global Operations were consistent in the third quarter of 2000 as compared with the same period of 1999. For the third quarter of 2000, net earned premiums increased $13 million, or 5%, to $271 million over the same period in 1999. This increase was due to growth in the commercial property and warranty lines, partially offset by increased ceded premiums in the surety business.

     The combined ratio decreased 0.3 points to 104.4% for the three months ended September 30, 2000 as compared with the same period in 1999. The slight decrease in the combined ratio primarily related to a decreased expense ratio in the warranty business related to a change in the mix of business which caused a reduction in commissions, partially offset by 2.8 points in adverse loss experience in the marine insurance line of business. Underwriting results remain unchanged at $12 million loss for the third quarter of 2000 as compared with the

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

same period in 1999. Net operating income increased $3 million to $16 million for the third quarter of 2000 as compared with the third quarter of 1999. This increase was primarily a result of increased investment income.

     Net written premiums increased $51 million, or 6%, to $888 million for the first nine months of 2000 as compared with the same period in 1999. Net earned premiums for the nine months ended September 30, 2000 increased $44 million, or 6%, to $811 million over the same period in 1999. These increases were driven by growth in the commercial casualty and property lines in the European operations, as well as growth in the commercial warranty and surety lines.

     The combined ratio increased 4.0 points to 105.3% for the nine months ended September 30, 2000 as compared with the same period in 1999. The increase in the combined ratio primarily related to adverse loss experience of 3.1 points in the marine insurance line of business, and adverse loss experience and development in the vehicle warranty insurance line of business which is expected to continue into the fourth quarter of 2000. Underwriting and net operating income declined for the nine months ended September 30, 2000 as compared with the same period in 1999 principally driven by adverse loss experience as described above.

RISK MANAGEMENT

     Risk Management serves the property/casualty needs of large domestic commercial businesses, offering customized strategies to address the management of business risks. Also, Risk Management, primarily through RSKCo, provides total risk management services relating to claims, loss control, cost management and information services to the commercial insurance marketplace.


--------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30           THREE MONTHS        NINE MONTHS
(In millions of dollars)          2000       1999     2000      1999
--------------------------------------------------------------------
Net written premiums            $  129    $  159    $  506    $  646
Net earned premiums                142       171       448       591
Underwriting loss                  (35)      (14)     (106)      (49)
Service revenues                    75        78       226       229
Net operating income                 8        15        15        47

Loss ratio                        93.7%     75.1%     92.5%     79.0%
Expense ratio                     31.1      33.4      31.2      29.2
Dividend ratio                     0.0      (0.1)      0.0       0.0
                                -------------------------------------
Combined ratio                   124.8%    108.4%    123.7%    108.2%
                                =====================================


     Net written premiums for Risk Management declined $30 million, or 19%, to $129 million for the third quarter of 2000, as compared with the same period in 1999. This premium decline resulted from the Company's decision to cede a larger portion of its direct premiums, as well as a continued focus on re-underwriting the book of business. These operational efforts resulted in a $29 million, or 17%, decrease in net earned premiums to $142 million for the third quarter of 2000 as compared with the same period in 1999.

     The combined ratio increased 16.4 points to 124.8% for the three months ended September 30, 2000 as compared with the same period in 1999. The combined ratio increase resulted

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

principally from an increase in the loss ratio due to adverse current year property experience and casualty loss activity, partially offset by a decrease in the expense ratio due to lower acquisition expenses. Underwriting losses increased to $35 million for the third quarter of 2000 as compared with $14 million in the same period in 1999 due principally to the increased loss ratio. Net operating income decreased $7 million in the third quarter of 2000 because of higher underwriting losses, partially offset by increased investment income and a $5 million improvement in net operating income from RSKCo.

     Consistent with the third quarter, net written premiums for the first nine months of 2000 decreased $140 million, or 22%, to $506 million as compared with the same period in 1999. Likewise, net earned premiums for the first nine months of 2000 decreased $143 million, or 24%, to $448 million as compared with the same period in 1999. As expected, net written and net earned premiums were below 1999 due to improved underwriting focus, which led to an overall decrease in premiums written.

     The combined ratio increased 15.5 points to 123.7% for the nine months ended September 30, 2000 as compared with the same period in 1999. Increases in both the loss and expense ratios led to the unfavorable change in the combined ratio. The loss ratio increase is principally the result of adverse current year property and casualty experience. Acquisition and underwriting expenses have decreased year-over-year, but not at the same pace as the decline in net earned premiums. Underwriting losses deteriorated to $106 million for the first nine months of 2000 as compared with $49 million in the same period in 1999. Net operating income decreased $32 million in 2000 as compared with 1999, primarily due to poor underwriting results of the property business line, partially offset by increased investment income.

     Risk Management has been involved in numerous underwriting initiatives to improve results. In the third quarter of 2000, Risk Management achieved double-digit price increases on average across its book of business while maintaining premium-weighted retention in the mid-70 percent range, primarily driven by a decline in property lines of insurance. Risk Management's underwriting initiatives continue to: focus on risk selection, increase attachment points, strengthen underwriting terms and conditions through increasing deductibles and limiting the scope of coverage, and centralize all property underwriting into one location while maintaining regional management accountabilities.

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


------------------------------------------------------------------------------
 PERIOD ENDED SEPTEMBER 30            THREE MONTHS               NINE MONTHS
(In millions of dollars)            2000        1999          2000        1999
------------------------------------------------------------------------------
Net earned premiums                  $947       $871         $2,708     $2,680
Net operating income                   10         24             29         43

     Group Operations' net earned premiums for the third quarter increased $76 million, or 9%, to $947 million as compared with the same period in 1999. This increase is primarily attributable to a

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

$34 million increase in the Federal Markets business, a $21 million increase in Life Reinsurance and a $17 million increase in the group life and specialty lines of the Special Benefits business. Premiums from the Federal Markets business vary with the level of claims and the expense activity. Net operating income for the third quarter of 2000 decreased to $10 million from $24 million in the third quarter of 1999 due to favorable 1999 loss experience in the group life line within Special Benefits.

     Net earned premiums for the nine months ended September 30, 2000 increased $28 million, or 1%, to $2,708 million as compared with the same period of 1999. This increase was principally a result of a $52 million increase in Life Reinsurance and a $21 million increase in the Special Benefits business partially offset by a $45 million decline related to the Federal Markets business. Net operating income for the nine months ended September 30, 2000 decreased to $29 million from $43 million as compared with the same period in 1999. This decrease relates to lower profits of $20 million in the Special Benefits business, $7 million of costs incurred from the exit of the Management Services Organization (MSO) business and $12 million of adverse development on the medical stop loss business. These decreases were partially offset by a $22 million improvement in the Health Benefits business due to the 1999 exit of unprofitable medical lines. The MSO business was a suite of comprehensive administrative services designed to enable physician and hospital networks to assume financial risk for the health care services they provide. The decision to shut down the MSO business was based on lack of demand as providers are backing away from risk contracting.

     Subsequent to September 30, 2000, the Company reached an agreement to sell its Life Reinsurance business. The transaction is expected to result in a gain and should close by the end of 2000 or early 2001. For the nine months ended September 30, 2000, Life Reinsurance contributed $172 million of earned premiums and $15 million of net operating income to the overall results for Group Operations.

LIFE OPERATIONS

     Life Operations provides financial protection to individuals through a full product line of term life insurance, universal life insurance, long term care insurance, annuities and other products. Life Operations also provides retirement services products to institutions in the form of various investment products and administration services.

---------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30           THREE MONTHS        NINE MONTHS
(In millions of dollars)            2000   1999        2000      1999
---------------------------------------------------------------------
Sales volume *                      $698   $933       $2,382   $2,568
Net earned premiums                  236    231          674      648
Net operating income                  46     36          132      104

* Sales volume is a cash-based measure including premiums and annuity considerations, investment contract deposits, and other sales activity that are not reported as premiums under generally accepted accounting principles.

     For the third quarter of 2000, sales volume declined primarily as a result of a reduction in retirement products sold to institutions. These products tend to be "large case" institutional markets' sales, which can be sporadic, opportunistic and sensitive to independent agency ratings. Net earned premiums increased $5 million, or 2%, to $236 million for the third quarter of 2000 as compared with the third quarter of 1999. This increase is associated with a growing inforce block of individual life, long term care and annuity products.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


These increases were partially offset by sales declines in structured settlements and single premium group annuities, due to a competitive pricing environment. For the third quarter, net operating income increased to $46 million in 2000 as compared with $36 million in 1999. The increase was primarily due to increased earnings in the Index 500 Plus guaranteed annuity contract, sold to large institutions, and favorable investment results in Individual Life, Long Term Care and the Retirement Services businesses.

     Sales volume decreased by $186 million in the first nine months of 2000 as compared with the same period in 1999. Most businesses in Life Operations had increased sales volume, particularly in variable annuity contracts sold to individuals and the Index 500 Plus guaranteed annuity contract, sold to large institutions, as well as an increasing base of direct premiums for life and long term care products. However, these increases in sales volume have been more than offset by a reduction in retirement products sold to institutions as discussed above. Net earned premiums for Life Operations increased $26 million, or 4%, to $674 million for the first nine months of 2000 as compared with the same period in 1999. Net operating income for the first nine months of 2000 was $28 million higher than net operating income for the same period in 1999. The increase was principally attributable to increased earnings in the Index 500 Plus guaranteed annuity contract, improved mortality experience in term life and favorable investment results for all products.

CORPORATE

     The corporate segment results consist of interest expense on corporate borrowings, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation (Fibreboard), financial guaranty insurance contracts, and certain non-insurance operations.

     Net operating loss increased to a loss of $55 million for the third quarter of 2000 as compared with a loss of $53 million for the same period during 1999. For the first nine months of 2000, net

                           CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

operating loss declined to a loss of $171 million as compared with a loss of $181 million for the same period of 1999.

RESTRUCTURING AND OTHER RELATED CHARGES

     The details of the restructuring and other related charges recognized in the three and nine months ended September 30, 1999 are discussed in Note I of the Notes.

     The table below presents the remaining accrued restructuring and other related charges as of September 30, 2000, and management's estimate of the timing of the ultimate payout thereof.


-------------------------------------------------------------------------------------------------
                                                    LEASE            BUSINESS
                                                 TERMINATION          EXIT
(In millions of dollars)                            COSTS             COSTS           TOTAL
-------------------------------------------------------------------------------------------------

Accrued costs at September 30, 2000                 $ 14              $  5              $19
                                               ==================================================

    Remainder of 2000                                  -                 3                 3
    2001                                               5                 2                 7
    2002                                               4                 -                 4
    2003                                               2                 -                 2
    2004                                               1                 -                 1
    2005 and thereafter                                2                 -                 2
                                               --------------------------------------------------

Total future payments                               $ 14              $  5              $ 19
                                               ==================================================


                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


INVESTMENTS

     The components of net investment income for the three and nine month periods ended September 30, 2000 and 1999 are presented in the following table.


-------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30        THREE MONTHS         NINE MONTHS
(In millions of dollars)        2000      1999      2000       1999
-------------------------------------------------------------------
Fixed maturity securities:
   Bonds:
       Taxable               $ 391    $   388    $ 1,141    $ 1,123
       Tax-exempt               52         58        168        207
Short-term investments          61         54        152        147
Other                           36         44        113        115
                             --------------------------------------
                               540        544      1,574      1,592
Investment expenses            (11)       (13)       (37)       (30)
                             --------------------------------------
Net investment income        $ 529    $   531    $ 1,537    $ 1,562
                             ======================================

     Lower net investment income results for both the three month and nine month periods of 2000 as compared with the same periods in 1999 are due to a lower investment base attributable to asset transfers in the fourth quarter of 1999 in connection with the Personal Insurance transaction with Allstate and the $1.1 billion payment from escrow to the Fibreboard Corporation trust to settle certain asbestos related claims. The bond segment of the investment portfolio yielded 6.5% for the first nine months of 2000 as compared to 5.9% for the same period in 1999.

     The components of net realized investment gains for the three and nine month periods ended September 30, 2000 and 1999 are presented in the following table.


--------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                             THREE MONTHS       NINE MONTHS
(In millions of dollars)                             2000      1999     2000      1999
--------------------------------------------------------------------------------------
Realized investment gains (losses):
   Fixed maturity securities:
      U.S. Government bonds                         $  24    $ (22)    $   21    $(104)
      Corporate and other taxable bonds               (21)     (43)       (71)     (54)
      Tax-exempt bonds                                 22      (36)       (25)     (23)
      Asset-backed securities                          (7)     (15)       (65)     (13)
                                                    ----------------------------------
   Total fixed maturities                              18     (116)      (140)    (194)
   Equity securities                                  612        6        987      316
   Derivative securities                               (8)     (11)        13       23
   Other invested assets                               87       38        308      156
                                                    ----------------------------------
Total realized investment gains (losses), net         709      (83)     1,168      301
Allocated to participating policyholders' interest     (3)       2         --        7
Income tax expense                                   (246)      28       (409)    (108)
                                                    ----------------------------------
Net realized investment gains (losses)              $ 460    $ (53)    $  759    $ 200
                                                    ==================================


     Net realized investment gains increased both for the three months and nine months period ended September 30, 2000. These increases are principally related to realized gains for the sale of Global Crossing Ltd common stock (Global Crossing) and Canary Wharf Group plc common stock (Canary Wharf). The increase in net realized gains for the third quarter of 2000 as compared with 1999 was $193 million for Canary Wharf and $149 million for Global Crossing. The increase in net realized gains

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


for the nine months ended September 30, 2000 as compared with 1999 was $154 million for Canary Wharf and $171 million for Global Crossing. Additionally, decreased interest rates favorably impacted results from sales of bonds, especially in the third quarter. Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying condensed financial statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income.

     The following table presents the carrying values of the Company's investments as of September 30, 2000 and December 31, 1999, and the change in unrealized gains/losses of those securities included in other comprehensive income for the nine months ended September 30, 2000.



------------------------------------------------------------------------------------------------------------------
                                                                   CARRYING VALUE           CHANGE IN UNREALIZED
                                                            --------------------------          GAINS/LOSSES
                                                            SEPTEMBER 30,  DECEMBER 31,      NINE MONTHS ENDED
(In millions of dollars)                                        2000          1999          SEPTEMBER 30, 2000
------------------------------------------------------------------------------------------------------------------
Fixed maturity securities:
   U. S. Treasury securities and obligations of
     Government agencies                                    $  5,783         $ 8,318             $   209
   Asset-backed securities                                     7,042           7,039                 152
   Tax-exempt securities                                       3,435           4,396                 120
   Taxable securities                                         10,351           7,365                 (29)
   Redeemable preferred                                           53             130                 (67)
                                                            ------------------------------------------------------
Total fixed maturity securities                               26,664          27,248                 385
Equity securities:
   Common stock                                                2,387           3,344              (1,017)
   Non-redeemable preferred stock                                249             266                 (12)
                                                            ------------------------------------------------------
Total equity securities                                        2,636           3,610              (1,029)
Short-term investments                                         4,780           3,355                  --
Other investments                                              1,596           1,347                 (64)
                                                            ------------------------------------------------------
Total investments                                           $ 35,676         $35,560                (708)
                                                            ========================
Separate account business and other                                                                   13
                                                                                                 -----------------
Decrease in net unrealized gains reported in other
  comprehensive income                                                                           $  (695)
                                                                                                 =================

     The Company's general investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

     A primary objective in the management of the fixed maturity portfolio is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions, other investment opportunities or for credit and tax considerations. This activity will produce realized gains and losses depending on market conditions including interest rates.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


     Total net unrealized gains for investments at September 30, 2000 were $1,104 million, down from $1,822 million at December 31, 1999. The unrealized position at September 30, 2000 was composed of an unrealized loss of $314 million for fixed maturity securities and an unrealized gain of $1,419 million for equity securities and other. The unrealized position at December 31, 1999 was composed of an unrealized loss of $700 million for fixed maturity securities and an unrealized gain of $2,522 million for equity securities and other. See Note G of the Notes for a discussion of the unrealized position on the Company's ownership in Global Crossing.

     The Company's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

     The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, approximately 93% and 94% of which are rated as investment grade at September 30, 2000 and December 31, 1999. The following table summarizes the ratings of CNA's general account bond portfolio at carrying value.


---------------------------------------------------------------------------
                                             SEPTEMBER 30,    DECEMBER 31,
(In millions of dollars)                      2000     %       1999     %
---------------------------------------------------------------------------
U.S. government and affiliated securities   $ 8,602    32%   $ 8,781    32%
Other AAA rated                               7,395    28      9,692    36
AA and A rated                                5,700    22      4,465    16
BBB rated                                     2,996    11      2,598    10
Below investment grade                        1,918     7      1,582     6
                                            -------------------------------
Total                                       $26,611   100%   $27,118   100%
                                            ===============================

     In the above table, approximately 98% and 95% of the general account portfolio were U.S. Government Agency or were rated by Standard & Poor's or Moody Investors Service at September 30, 2000 and December 31, 1999. The remaining bonds were rated by other rating agencies, outside brokers or Company management.

     Below investment grade bonds, as presented in the table above, are high yield securities rated below BBB by bond rating agencies, as well as other unrated securities which, in the opinion of management, are below investment grade. High yield securities generally involve a greater degree of risk than investment grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions in the underlying insurance products. CNA's concentration in high yield bonds was approximately 7% and 6% of total investments as of September 30, 2000 and December 31, 1999.

     Included in CNA's fixed maturity securities at September 30, 2000 are $7.0 billion of asset-backed securities, at fair value, consisting of approximately 42% in U.S. government agency issued pass-through certificates, 37% in collateralized mortgage obligations (CMOs), 15% in corporate asset-backed obligations and 6% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

     Short-term investments at September 30, 2000 and December 31, 1999 primarily consisted of commercial paper and money market funds. The components of the general account short-term investments portfolio are presented in the following table.


-----------------------------------------------------------
                                SEPTEMBER 30,   DECEMBER 31,
(In millions of dollars)             2000           1999
-----------------------------------------------------------
Commercial paper                 $    3,753      $    1,988
U.S. Treasury securities                 23              41
Money market funds                      422             904
Other                                   582             422
                                 --------------------------
Total short-term investments     $    4,780      $    3,355
                                 ==========================


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

     Certain derivatives in the separate accounts are held for trading purposes. The Company uses these derivatives to mitigate market risk by purchasing Standard & Poor's 500 (S&P 500) futures contracts in a notional amount equal to the contract liability relating to Life Operations' Index 500 Plus guaranteed annuity contract product. Changes in fair value of S&P 500 separate account derivatives held for trading purposes are reported as a component of net operating income.

     The Company's largest equity holding in a single issuer is Global Crossing common stock. See Note C and Note G for a discussion of the Company's ownership in Global Crossing.

     The Company's second largest equity holding is Canary Wharf. During the first nine months of 2000, the Company experienced a net decrease in unrealized gains of $211 million on its position in Canary Wharf common stock, which was valued at $414 million on September 30, 2000. The majority of this decline was due to the sale of 50.6 million shares, resulting in a pretax realized gain of $358 million.

MARKET RISK

     Market risk is a broad term related to changes in the fair value of a financial instrument. Discussions herein regarding market risk focus on only one element of market risk - price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index or price underlying the financial instrument. The Company's primary market risk exposures are due to changes in interest rates, although the Company has certain exposures to changes in equity prices and foreign currency exchange rates. The fair value of the financial instruments are adversely affected when interest rates rise, equity markets decline, and the dollar strengthens against foreign currency.

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

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: (1) instruments entered into for trading purposes and (2) instruments entered into for purposes other than trading. The Company's general account market risk sensitive instruments presented in the tables on pages 38 to 41 are classified as held for purposes other than trading.

SENSITIVITY ANALYSIS

     CNA monitors its sensitivity to interest rate risk by evaluating the change in the value of financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the Company's market value at risk and the resulting effect on stockholders' equity. The analysis presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices. The range of change chosen reflects the Company's view of changes which are reasonably possible over a one-year period. The selection of the range of values chosen to represent changes in interest rates should not be construed as the Company's prediction of future market events, but rather an illustration of the impact of such events.

     The sensitivity analysis estimates the decline in the market value of the Company's interest sensitive assets and liabilities that were held on September 30, 2000 and December 31, 1999 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

     The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the U.S. dollar from their levels at September 30, 2000 and December 31, 1999, with all other variables held constant.

     Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S & P 500 Index (Index) from its level at September 30, 2000 and December 31, 1999, with all other variables held constant. The Company's equity holdings were assumed to be highly and positively correlated with the Index. At September 30, 2000, a 10% and 25% decrease in the Index would result in a $345 million and $863 million decrease compared to $505 million and $1,259 million decrease at December 31, 1999, in the market rate of the Company's equity investments.

     Of these amounts, under both scenarios, approximately 38% of the decrease indicated for the current period and approximately 25% of the decrease for the period ending December 31, 1999 would be offset by decreases in related separate account liabilities to customers. Similarly, increases in the market value of the Company's equity investments would also be offset by increases in the same related separate account liabilities by the same approximate percentages.

                         CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


     The following tables reflect the estimated effects on the market value of the Company's financial instruments at September 30, 2000 and December 31, 1999, due to an increase in interest rates of 100 basis points, a 10% decline in the Index, and a decline of 10% in foreign currency exchange rates.


--------------------------------------------------------------------------------------
                                                                SENSITIVITY TO
                                                         -----------------------------
SEPTEMBER 30, 2000                           MARKET       INTEREST   CURRENCY   EQUITY
(In millions of dollars)                      VALUE      RATE RISK     RISK      RISK
--------------------------------------------------------------------------------------
HELD FOR OTHER THAN TRADING PURPOSES
General Account:
   Fixed maturity securities                 $ 26,664    $(1,393)     $(185)   $ (22)
   Equity securities                            2,636         --        (70)    (187)
   Short term investments                       4,780         (3)       (32)      --
   Interest rate caps                               1          2         --       --
   Other derivative securities                      8         (8)        12       --
                                             -----------------------------------------
       TOTAL GENERAL ACCOUNT                   34,089     (1,402)      (275)    (209)
                                             -----------------------------------------
Separate Account Business:
   Fixed maturity securities                    2,446       (115)        (6)      --
   Equity securities                              230         --         (1)     (23)
   Short term investments                         170         --         --       --
   Other derivative securities                     --         --         --       --
                                             -----------------------------------------
       TOTAL SEPARATE ACCOUNT BUSINESS          2,846       (115)        (7)     (23)
                                             -----------------------------------------
       TOTAL ALL SECURITIES HELD FOR OTHER
       THAN TRADING PURPOSES                   36,935     (1,517)      (282)    (232)
                                             -----------------------------------------
HELD FOR TRADING PURPOSES
Separate Account Business:
   Fixed maturity securities                      385        (15)        (2)      (1)
   Equity securities                               19         --         --       (2)
   Short term investments                         356         --         --       --
   Equity index futures                            --          2         --     (110)
   Other derivative securities                      1         (4)        --       --
                                             -----------------------------------------
       TOTAL ALL SECURITIES HELD FOR TRADING
       PURPOSES                                   761        (17)        (2)    (113)
                                             -----------------------------------------
TOTAL ALL SECURITIES                         $ 37,696    $(1,534)     $(284)   $(345)
                                             =========================================
DEBT (CARRYING VALUE)                        $ (2,774)   $   125      $  --    $  --
                                             =========================================


                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



--------------------------------------------------------------------------------------
                                                                 SENSITIVITY TO
                                                         -----------------------------
DECEMBER 31, 1999                            MARKET       INTEREST   CURRENCY   EQUITY
(In millions of dollars)                      VALUE      RATE RISK     RISK      RISK
--------------------------------------------------------------------------------------
HELD FOR OTHER THAN TRADING PURPOSES
General Account:
   Fixed maturity securities                 $ 27,248    $(1,268)  $ (149)     $  (14)
   Equity securities                            3,610         --      (84)       (361)
   Short term investments                       3,355         (2)     (26)         --
   Interest rate caps                               4          5       --          --
   Equity index futures                            --         19       --          --
   Other derivative securities                     12         (8)      59           3
                                             -----------------------------------------
       TOTAL GENERAL ACCOUNT                   34,229     (1,254)    (200)       (372)
                                             -----------------------------------------
Separate Account Business:
   Fixed maturity securities                    2,927       (115)     (16)         (2)
   Equity securities                              240         --       --         (24)
   Short term investments                          59         --       --          --
   Other derivative securities                     (1)        (7)      --          --
                                             -----------------------------------------
       TOTAL SEPARATE ACCOUNT BUSINESS          3,225       (122)     (16)        (26)
                                             -----------------------------------------
       TOTAL ALL SECURITIES HELD FOR OTHER
       THAN TRADING PURPOSES                   37,454     (1,376)    (216)       (398)
                                             -----------------------------------------
HELD FOR TRADING PURPOSES
Separate Account Business:
   Fixed maturity securities                      333        (12)      (1)         --
   Equity securities                               19         --       --          (2)
   Short term investments                         430         --       (2)         --
   Equity index futures                            --          2       --        (105)
   Other derivative securities                     --         (1)      --          --
                                             -----------------------------------------
       TOTAL ALL SECURITIES HELD FOR TRADING
       PURPOSES                                   782        (11)      (3)       (107)
                                             -----------------------------------------
TOTAL ALL SECURITIES                         $ 38,236    $(1,387)  $ (219)     $ (505)
                                             =========================================
DEBT (CARRYING VALUE)                        $ (2,881)   $   132   $   --      $   --
                                             =========================================

                                     Page 39

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


     The following tables reflect the estimated effects on the market value of the Company's financial instruments at September 30, 2000 and December 31, 1999, due to an increase in interest rates of 150 basis points, a 25% decline in the Index, and a decline of 20% in foreign currency exchange rates.


-------------------------------------------------------------------------------------------
                                                                   SENSITIVITY TO
                                                        -----------------------------------
SEPTEMBER 30, 2000                          MARKET       INTEREST       CURRENCY     EQUITY
(In millions of dollars)                     VALUE      RATE RISK         RISK        RISK
-------------------------------------------------------------------------------------------
HELD FOR OTHER THAN TRADING PURPOSES
General Account:
   Fixed maturity securities                 $ 26,664    $(2,086)       $(371)       $ (55)
   Equity securities                            2,636         --         (139)        (466)
   Short term investments                       4,780         (4)         (65)          --
   Interest rate caps                               1          4           --           --
   Other derivative securities                      8        (14)          24           --
                                             ----------------------------------------------
       TOTAL GENERAL ACCOUNT                   34,089     (2,100)        (551)        (521)
                                             ----------------------------------------------
Separate Account Business:
   Fixed maturity securities                    2,446       (168)         (12)          --
   Equity securities                              230         --           (1)         (57)
   Short term investments                         170         --           --           --
   Other derivative securities                     --         --           --           --
                                             ----------------------------------------------
       TOTAL SEPARATE ACCOUNT BUSINESS          2,846       (168)         (13)         (57)
                                             ----------------------------------------------
       TOTAL ALL SECURITIES HELD FOR OTHER
       THAN TRADING PURPOSES                   36,935     (2,268)        (564)        (578)
                                             ----------------------------------------------
HELD FOR TRADING PURPOSES
Separate Account Business:
   Fixed maturity securities                      385        (23)          (3)          (4)
   Equity securities                               19         --           (1)          (5)
   Short term investments                         356         --           --           --
   Equity index futures                            --          3           --         (276)
   Other derivative securities                      1         (6)          --           --
                                             ----------------------------------------------
       TOTAL ALL SECURITIES HELD FOR TRADING
       PURPOSES                                   761        (26)          (4)        (285)
                                             ----------------------------------------------
TOTAL ALL SECURITIES                         $ 37,696    $(2,294)       $(568)       $(863)
                                             =============================================
DEBT (CARRYING VALUE)                        $ (2,774)   $   182        $  --        $  --
                                             =============================================


                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued



-------------------------------------------------------------------------------------------------
                                                                        SENSITIVITY TO
                                                             ------------------------------------
DECEMBER 31, 1999                            MARKET           INTEREST      CURRENCY       EQUITY
(In millions of dollars)                     VALUE           RATE RISK       RISK           RISK
-------------------------------------------------------------------------------------------------
HELD FOR OTHER THAN TRADING PURPOSES
General Account:
   Fixed maturity securities                 $ 27,248        $(1,878)       $(298)       $   (35)
   Equity securities                            3,610             --         (168)          (902)
   Short term investments                       3,355             (3)         (51)            --
   Interest rate caps                               4             11           --             --
   Equity index futures                            --             29           --             --
   Other derivative securities                     12            (13)         118              9
                                             ----------------------------------------------------
       TOTAL GENERAL ACCOUNT                   34,229         (1,854)        (399)          (928)
                                             ----------------------------------------------------
Separate Account Business:
   Fixed maturity securities                    2,927           (170)         (32)            (4)
   Equity securities                              240             --           --            (60)
   Short term investments                          59             --           (1)            --
   Other derivative securities                     (1)           (11)          --             --
                                             ----------------------------------------------------
       TOTAL SEPARATE ACCOUNT BUSINESS          3,225           (181)         (33)           (64)
                                             ----------------------------------------------------
       TOTAL ALL SECURITIES HELD FOR OTHER
       THAN TRADING PURPOSES                   37,454         (2,035)        (432)          (992)
                                             ----------------------------------------------------
HELD FOR TRADING PURPOSES
Separate Account Business:
   Fixed maturity securities                      333            (18)          (1)            (1)
   Equity securities                               19             --           --             (5)
   Short term investments                         430             --           (4)            --
   Equity index futures                            --              3           --           (261)
   Other derivative securities                     --             (2)          --             --
                                             ----------------------------------------------------
       TOTAL ALL SECURITIES HELD FOR TRADING
       PURPOSES                                   782            (17)          (5)          (267)
                                             ----------------------------------------------------
TOTAL ALL SECURITIES                         $ 38,236        $(2,052)       $(437)       $(1,259)
                                             ====================================================
DEBT (CARRYING VALUE)                        $ (2,881)       $   193        $  --        $    --
                                             ====================================================

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

     For the nine months ended September 30, 2000, net cash used for operating activities was $873 million as compared with a net cash inflow of $1 million for the same period in 1999. The transfer of CNA Personal Insurance to Allstate decreased cash from operations by approximately $250 million. Excluding the effects of CNA Personal Insurance, payments of claims and claim adjustment expenses increased approximately $1 billion, receipts of premiums and other revenues decreased approximately $130 million and expenditures for operating expenses decreased approximately $600 million and. In addition, inflows from Federal income tax refunds increased $98 million.

     For the nine months ended September 30, 2000, net cash inflows from investment activities were $1,289 million as compared with $619 million for the same period in 1999. Cash flows from investing activities were principally related to purchases and sales of invested assets. Cash inflows increased from the prior year as invested asset sales increased, primarily as a result of proceeds from the sales of Global Crossing and Canary Wharf common stock.

     For the nine months ended September 30, 2000, net cash used for financing activities was $395 million as compared with $532 million for the same period in 1999. Cash flows for financing activities include the repurchase of preferred and common equity instruments, the retirement or repurchase of senior debt securities and mortgages, the repayment of bank loans, and the payment of dividends and interest.

     On February 15, 2000, Standard & Poor's lowered the Company's senior debt rating from A- to BBB and lowered the Company's preferred stock rating from BBB to BB+. As a result of these actions, the facility fee payable on the aggregate amount of CNA's $795 million revolving credit facility (Facility) was increased to 12.5 basis points per annum from 9.0 basis points per annum and the interest rate was increased to London Interbank Offered Rate (LIBOR) plus 27.5 basis points from LIBOR plus 16.0 basis points. As a result of Standard & Poor's actions, the Company repurchased and retired all of its outstanding balance in its $150 million of money market preferred stock in the first nine months of 2000. During the first nine months of 2000, CNA purchased a portion of its debt notes when opportunities have arisen that made economic sense. CNA may purchase additional securities in the future if the purchase makes economic sense. These repurchases included approximately $19 million of The Continental Corporation (Continental) senior notes and approximately $14 million of CNA Financial Corporation (CNAF) senior notes.

     On August 3, 2000, CNA announced that the process of exploring the sale of its life insurance businesses was complete. The Company will retain the individual life, long term care and retirement services businesses. CNA will continue to explore the separate sale of the viatical settlements business. As described in Group Operations' MD&A, an agreement in principle has been reached to sell the life reinsurance business.

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


     The table below reflects ratings issued by A.M. Best, Standard and Poor's, Moody's and Fitch (formerly Duff & Phelps) for the Continental Casualty Company
(CCC) Pool, the Continental Insurance Company (CIC) Pool and the
Continental Assurance Company (CAC) Pool. Also rated were CNAF's senior debt and commercial paper and Continental's senior debt.


------------------------------------------------------------------------------------------------------
                              INSURANCE RATINGS                           DEBT RATINGS
                     --------------------------------    ---------------------------------------------
                                                                    CNAF                 Continental
                                                         --------------------------   ----------------
                                                           Senior       Commercial         Senior
                        CCC         CAC         CIC         Debt           Paper            Debt
                     ---------------------------------------------------------------------------------
A.M. Best                A          A           A-          NR              NR              NR
Fitch                    AA-        AA          NR          A-              NR              NR
Moody's                  A2         A2*         A3          Baa1            P2              Baa2
Standard & Poor's        A          AA-         A-          BBB             A2              BBB-


     * - CAC AND VALLEY FORGE LIFE (VFL) ARE RATED SEPARATELY BY MOODY'S AND BOTH HAVE AN A2 RATING.
     NR - NOT RATED

     Moody's, Fitch, A.M. Best and Standard and Poor's removed the ratings from under review and affirmed the ratings for CAC and VFL following CNA's recent announcement that it would retain CAC's individual life and retirement services businesses. Moody's, Fitch and A.M. Best cited their outlook for CAC and VFL's rating as negative. The outlook from Standard and Poor's is stable.

ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 was subsequently amended by SFAS No. 137, which delayed the effective date by one year, and SFAS No. 138, which clarified four areas which were causing difficulties in implementation. SFAS No. 133 requires the recognition of all derivative financial instruments, including embedded derivative instruments, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. A derivative that does not qualify as a hedge will be marked to fair value through earnings. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative as well as the measurement approach for determining the ineffective aspects of the hedge must be established at the inception of the hedge. On that initial application date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133.

     The Company is required to adopt SFAS No. 133 effective January 1, 2001. The transition adjustments resulting from adoption must be reported in net

                            CNA FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Based on current facts and circumstances, adoption of SFAS No. 133 will not have a material impact on total equity of the Company. It is estimated that the adoption will result in an after-tax decrease to earnings in the range of $20 million to $35 million. However, because the Company already carries the derivatives impacted by adoption at fair value via unrealized gains and losses, there is an equal and offsetting favorable adjustment to other comprehensive income. These estimates are based on the Company's current derivative holdings and hedging strategies. Changes therein, or changes in financial market conditions, during the fourth quarter could result in changes in the transition adjustment estimates.

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

FORWARD LOOKING STATEMENTS

     The statements contained in this Form 10-Q, which are not historical facts, are forward-looking statements. When included in this Form 10-Q, the words "believes," "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and the effect on loss reserves; the performance of reinsurance companies under reinsurance contracts with CNA; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and stocks); changes in foreign, political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; judicial decisions and rulings; changes in rating agency policies and practices; the results of financing efforts; changes in CNA's composition of operating segments; the actual closing of contemplated transactions and agreements and various other matters and risks (many of which are beyond CNA's control) detailed in CNA's Securities and Exchange Commission filings. These forward-looking statements speak only as of the date of this Form 10-Q. CNA expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in CNA's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

                            CNA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:
                                                 Exhibit                Page
         Description of Exhibit                  Number                Number
         ----------------------                  -------               ------

         Employment Contract                       10                    46
         Financial Data Schedule                   27                    57


(b)  REPORTS ON FORM 8-K:


         On August 3, 2000, CNA Financial Corporation filed a report on Form 8-K related to its announcement that it will retain its individual life, long term care and retirement services businesses, but will continue to explore the separate sale of its viatical settlements and life reinsurance businesses.

         On October 6, 2000, CNA Financial Corporation filed a report on Form 8-K related to its announcement of the sale of its life reinsurance business to Munich American Reassurance Company, the U.S. life subsidiary of Munich Re.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CNA FINANCIAL CORPORATION

Date:  NOVEMBER 9, 2000                        By:  /s/ ROBERT V. DEUTSCH
       ----------------                             ---------------------
                                                    Robert V. Deutsch
                                                    Senior Vice President and
                                                    Chief Financial Officer