Form 10-K
period 2000-12-31
CNA FINANCIAL CORP
filed 2001-03-16
CIK 21175

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Year Ended December 31, 2000   Commission File Number 1-5823

                             ---------------------

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

                             ---------------------

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2001, 183,264,248 shares of common stock were outstanding and the aggregate market value of the common stock of CNA Financial Corporation held by non-affiliates was approximately $892 million.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE:

     Portions of the CNA Financial Corporation 2000 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

     Portions of the CNA Financial Corporation Proxy Statement prepared for the 2001 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
================================================================================

CNA FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE YEAR ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------

 Item                                                                      Page
Number                                PART I                              Number
------                                                                    ------

  1.   Business............................................................  3

  2.   Properties.......................................................... 10

  3.   Legal Proceedings................................................... 11

  4.   Submission of Matters to a Vote of Security Holders................. 11

                                     PART II

  5.   Market for the Registrant's Common Stock and Related Stockholder
         Matters........................................................... 11

  6.   Selected Financial Data............................................. 11

  7.   Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 11

  7A.  Quantitative and Qualitative Disclosures about Market Risk.......... 11

  8.   Financial Statements and Supplementary Data......................... 11

  9.   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................. 11

                                    PART III

  10.  Directors and Executive Officers of the Registrant.................. 12

  11.  Executive Compensation.............................................. 12

  12.  Security Ownership of Certain Beneficial Owners and Management...... 12

  13.  Certain Relationships and Related Transactions...................... 13

                                     PART IV

  14.  Financial Statements, Schedules, Exhibits and Reports on Form 8-K... 14

PART I

ITEM 1. BUSINESS

     CNA Financial Corporation (CNAF or the Company) was incorporated in 1967 and is an insurance holding company whose primary subsidiaries consist of property-casualty and life insurance companies. Collectively CNAF and its subsidiaries are referred to as CNA. CNA's property-casualty insurance operations are conducted by Continental Casualty Company (CCC), incorporated in 1897, and its affiliates, and The Continental Insurance Company (CIC), organized in 1853, and its affiliates. Life insurance operations are conducted by Continental Assurance Company (CAC), incorporated in 1911, and its affiliates. CIC became an affiliate of the Company in 1995 as a result of the acquisition of The Continental Corporation (Continental). The principal business of Continental is the ownership of a group of property and casualty insurance companies. CNA serves a wide variety of customers, including small, medium and large businesses; associations; professionals; and groups and individuals with a broad range of insurance and risk management products and services. Insurance products include property and casualty coverages; life, accident and health insurance; and retirement products and annuities. CNA services include risk management, information services, healthcare management, claims administration and employee leasing/payroll processing. CNA products are marketed through agents, brokers, managing general agents and direct sales. CNA's principal market is the United States with a continued focus on expanding globally to serve those with growing worldwide interests, as well as adding value in international market niches.

     CNA conducts its operations through seven operating segments: Agency Market Operations, Specialty Operations, CNA Re, Global Operations, Risk Management, Group Operations and Life Operations. These operating segments reflect the way CNA distributes its products to the marketplace, manages operations and makes business decisions. In addition to these seven segments, certain other activities are reported in a Corporate and Other segment. Discussions of each segment including the products offered, the customers served and the distribution channels used is set forth in the Management's Discussion and Analysis section of the 2000 Annual Report to Shareholders, incorporated by reference in Item 7, herein.

Competition

     Due to market pressures, the insurance and reinsurance environment remains intensely competitive. Excess underwriting capacity continues to depress prices in the reinsurance market; however, the commercial property-casualty market is beginning to experience significant rate increases. CNA competes with a large number of stock and mutual insurance and reinsurance companies and other entities for both producers and customers, and must continuously allocate resources to refine and improve its insurance and reinsurance products and services.

     There are approximately 3,320 individual companies that sell property-casualty insurance in the United States. CNAF's consolidated property-casualty subsidiaries ranked as the 8th largest property-casualty insurance organization in the United States based upon 1999 statutory net written premiums. CNAF's reinsurance operations ranked as the 19th largest reinsurance organization in the world, based upon 1999 gross written premiums.

     There are approximately 1,470 companies selling life insurance in the United States. CAC is ranked as the 36th largest life insurance organization based on 1999 consolidated statutory premium volume.

Dividends by Insurance Subsidiaries

     The payment of dividends to CNAF by its insurance subsidiaries without prior approval of the affiliates' domiciliary state insurance commissioners is limited by formula. This formula varies by state. The formula used by the majority of the states provides that the greater of 10% of prior year statutory surplus or prior year statutory net income, less the aggregate of all dividends paid during the 12 months prior to date of payment, is available to be paid as a dividend to the parent company. In addition, by agreement with the New Hampshire

Insurance Department, as well as certain other state insurance departments, dividend paying capacity for the Continental Insurance Company Pool is restricted to internal and external debt service requirements through September 2003 up to a maximum of $85 million annually, without the prior approval of the New Hampshire Insurance Department. As of December 31, 2000, approximately $881 million of dividend payments would not be subject to insurance department prior approval. However, all dividends must be reported to the domiciliary insurance department prior to declaration and payment.

Regulation

     The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports and regulating solvency and the type and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulator, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer.

     Insurers are also required by the states to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. CNA's share of these involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each state.

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

     Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance business in a variety of ways. These initiatives and legislation include tort reform proposals; proposals to overhaul the Superfund hazardous waste removal and liability statute; additional financial services modernization legislation, which could include provisions to have an alternate federal system of regulation for insurance companies; and various tax proposals affecting insurance companies.

     The National Association of Insurance Commissioners (NAIC) has adopted risk based capital (RBC) requirements for both life insurance companies and property-casualty insurance companies. The requirements are to be utilized by state insurance departments as a minimum capital requirement identifying companies that merit further regulatory action. The formulas were not developed to differentiate adequately capitalized companies that operate with capital levels higher than the RBC requirements. Therefore, it is inappropriate and inadvisable to use the formula to rate or rank insurers. At December 31, 2000 and 1999, all of the Company's life and property-casualty companies had adjusted capital in excess of amounts requiring any regulatory action.

     Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate.

Reinsurance

     Information as to CNA's reinsurance activities is set forth in Note G of the Consolidated Financial Statements of the 2000 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

Employee Relations

     As of December 31, 2000, CNA had approximately 19,100 full-time equivalent employees and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes.

     CNA has comprehensive benefit plans for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs and group healthcare programs. See Note I of the Consolidated Financial Statements of the 2000 Annual Report to Shareholders for further discussion, incorporated by reference in Item 8, herein.

Government Contracts

     CNA's premium revenue includes premiums under contracts involving U.S. government employees and their dependents. Such premiums were approximately $2.1 billion, $2.1 billion and $2.0 billion in 2000, 1999 and 1998.

Business Segments

     Information as to CNA's business segments is set forth in Note M of the Consolidated Financial Statements of the 2000 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

     Additional information as to CNA's business segments is set forth in the Management's Discussion and Analysis section of the 2000 Annual Report to Shareholders, incorporated by reference in Item 7, herein.

Supplementary Insurance Data

     The following table sets forth supplementary insurance data:

Years ended December 31,                                                           2000           1999           1998
                                                                                ----------     ----------     ----------
(In millions, except ratio information)
Trade Ratios - GAAP basis (a)
  Loss ratio                                                                          81.2%          87.1%          81.8%
  Expense ratio                                                                       30.3           32.4           33.6
  Combined ratio (before policyholder dividends)                                     111.5          119.5          115.4
  Policyholder dividend ratio                                                          0.9            0.3            1.1

Trade Ratios - Statutory basis (a)
  Loss ratio                                                                          80.4%          87.3%          81.5%
  Expense ratio                                                                       33.2           33.5           32.8
  Combined ratio (before policyholder dividends)                                     113.6          120.8          114.3
  Policyholder dividend ratio                                                          1.2            0.3            1.0

Gross Life Insurance In-force
  Life (b)                                                                      $  462,799     $  394,743     $  317,720
  Group                                                                             71,982         75,247         76,674
                                                                                ----------     ----------     ----------

                                                                                $  534,781     $  469,990     $  394,394
                                                                                ==========     ==========     ==========

Other Data - Statutory basis (c)
  Property-casualty capital and surplus*                                        $    8,387     $    8,679     $    7,623
  Life capital and surplus                                                           1,274          1,222          1,109
  Property-casualty written premiums to surplus ratio                                  1.0            1.0            1.4
  Life capital and surplus-percent of total liabilities                               24.5%          21.9%          20.5%
  Participating policyholders-percent of gross life insurance in force                 0.4%           0.5%           0.5%

* Surplus includes equity of property-casualty companies' ownership in life insurance subsidiaries.

(a) Trade ratios reflect the results of CNA's property-casualty insurance subsidiaries. Trade ratios are industry measures of property-casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. The primary difference in this ratio between statutory accounting practices (SAP) and accounting principles generally accepted in the United States of America (GAAP) is related primarily to the treatment of active life reserves (ALR). For GAAP, ALR are classified as loss reserves whereas for SAP, ALR are classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting expenses, including the amortization of deferred acquisition costs, to premiums earned. The expense ratio, using amounts determined in accordance with SAP, is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio (before policyholder dividends) is the sum of the loss and expense ratios. The policyholder dividend ratio, using amounts determined in accordance with GAAP, is the ratio of dividends incurred to premiums earned. The policyholder dividend ratio, using amounts determined in accordance with SAP, is the ratio of dividends paid to premiums earned.

(b) Lapse ratios for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in-force, were 12.7%, 10.9% and 14.7% in 2000, 1999 and 1998.

(c) Other data is determined in accordance with SAP. Life statutory capital and surplus as a percent of total liabilities is determined after excluding Separate Account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

     The following table displays the distribution of gross written premiums for CNA's operations:

                                                                        Percent of Total
Gross Written Premiums                                          --------------------------------
Years ended December 31,                                           2000       1999       1998
                                                                ---------- ---------- ----------
New York                                                              7.3%       7.4%       8.3%
California                                                            6.0        7.1        8.0
Texas                                                                 4.7        5.4        5.6
Florida                                                               4.8        4.6        4.5
Pennsylvania                                                          3.8        4.1        4.4
New Jersey                                                            3.4        3.5        4.0
Illinois                                                              9.2        8.6        9.2
Maryland                                                              5.6        4.5        2.1
United Kingdom                                                        5.3        5.8        3.5
All other states, countries or political subdivisions (a)            49.9       49.0       50.4
                                                                ---------- ---------- ----------

Total                                                               100.0%     100.0%     100.0%
                                                                ========== ========== ==========

(a) No other individual state, country or political subdivision accounts for more than 3.0% of gross written premiums.

     Approximately 8.2%, 7.6% and 5.0% of CNA's gross written premiums are derived from outside of the United States for the years ended
December 31, 2000, 1999 and 1998. The increase in foreign premiums are indicative of CNA's continued expansion overseas, which reflects greater awareness and working knowledge of international business to seize the opportunities of international economic growth. Premiums from any individual foreign country besides those stated in the table above are not significant.

Property-Casualty Claim and Claim Adjustment Expenses

     The following loss reserve development table illustrates the change over time of reserves established for property-casualty claim and claim adjustment expenses at the end of the preceding eleven calendar years for CNA's property-casualty operations. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of the Company's property-casualty insurance subsidiaries' expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims.

     The loss reserve development table for property-casualty companies is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

Schedule of Property-Casualty
Loss Reserve Development
Calendar Year Ended                               1990(a)     1991(a)     1992(a)     1993(a)     1994(a)     1995(b)      1996
                                                 --------    --------    --------    --------    --------    --------    --------
(In millions)
Originally reported gross reserves
    for unpaid claims and claim expenses                                             $ 20,812    $ 21,639    $ 31,044    $ 29,357
Originally reported ceded recoverable                                                   2,491       2,705       6,089       5,660
                                                                                     --------    --------    --------    --------

Originally reported net reserves for
    unpaid claim and claim expenses              $ 13,090    $ 14,415    $ 17,167    $ 18,321    $ 18,934    $ 24,955    $ 23,697
                                                 --------    --------    --------    --------    --------    --------    --------

Cumulative net paid as of:
    One year later                               $  3,285    $  3,411    $  3,706    $  3,629    $  3,656    $  6,510    $  5,851
    Two years later                                 5,623       6,024       6,354       6,143       7,087      10,485       9,796
    Three years later                               7,490       7,946       8,121       8,764       9,195      13,363      13,602
    Four years later                                8,845       9,218      10,241      10,318      10,624      16,271      15,793
    Five years later                                9,726      10,950      11,461      11,378      12,577      17,947          --
    Six years later                                11,207      11,951      12,308      13,100      13,472          --          --
    Seven years later                              12,023      12,639      13,974      13,848          --          --          --
    Eight years later                              12,592      14,271      14,640          --          --          --          --
    Nine years later                               14,159      14,873          --          --          --          --          --
    Ten years later                                14,693          --          --          --          --          --          --

Net reserves re-estimated as of:
    End of initial year                          $ 13,090    $ 14,415    $ 17,167    $ 18,321    $ 18,934    $ 24,955    $ 23,697
    One year later                                 12,984      16,032      17,757      18,250      18,922      24,864      23,441
    Two years later                                14,693      16,810      17,728      18,125      18,500      24,294      23,102
    Three years later                              15,737      16,944      17,823      17,868      18,008      23,814      23,270
    Four years later                               15,977      17,376      17,765      17,511      17,354      24,092      22,977
    Five years later                               16,440      17,329      17,560      17,082      17,506      23,854          --
    Six years later                                16,430      17,293      17,285      17,176      17,248          --          --
    Seven years later                              16,551      17,069      17,398      17,017          --          --          --
    Eight years later                              16,487      17,189      17,354          --          --          --          --
    Nine years later                               16,592      17,174          --          --          --          --          --
    Ten years later                                16,586          --          --          --          --          --          --
                                                 --------    --------    --------    --------    --------    --------    --------

Total net (deficiency) redundancy                $ (3,496)   $ (2,759)   $   (187)   $  1,304    $  1,686    $  1,101    $    720
                                                 ========    ========    ========    ========    ========    ========    ========

Reconciliation to gross re-estimated reserves:
    Net reserves re-estimated                    $ 16,586    $ 17,174    $ 17,354    $ 17,017    $ 17,248    $ 23,854    $ 22,977
                                                 ========    ========    ========
    Re-estimated ceded recoverable                                                      1,640       1,956       5,835       5,151
                                                                                     --------    --------    --------    --------

    Total gross re-estimated reserves                                                $ 18,657    $ 19,204    $ 29,689    $ 28,128
                                                                                     ========    ========    ========    ========

Net (deficiency) redundancy related to:
    Asbestos claims                              $ (3,421)   $ (3,378)   $ (1,690)   $ (1,091)   $ (1,057)   $   (893)   $   (992)
    Environmental claims                             (977)       (936)       (894)       (452)       (283)       (201)       (142)
                                                 --------    --------    --------    --------    --------    --------    --------

    Total asbestos and environmental               (4,398)     (4,314)     (2,584)     (1,543)     (1,340)     (1,094)     (1,134)
    Other claims                                      902       1,555       2,397       2,847       3,026       2,195       1,854
                                                 --------    --------    --------    --------    --------    --------    --------

Total net (deficiency) redundancy                $ (3,496)   $ (2,759)   $   (187)   $  1,304    $  1,686    $  1,101    $    720
                                                 ========    ========    ========    ========    ========    ========    ========

Schedule of Property-Casualty
Loss Reserve Development
Calander Year Ended                                 1997(c)     1998(d)     1999(e)     2000(f)
                                                   --------    --------    --------    --------
(In millions)
Orginally reported gross reserves
    for unpaid claims and claim expenses           $ 28,533    $ 28,317    $ 26,631    $ 26,408
Originally reported ceded recoverable                 5,326       5,424       6,273       7,568
                                                   --------    --------    --------    --------

Originally reported net reserves for
    unpaid claim and claim expenses                $ 23,207    $ 22,893    $ 20,358    $ 18,840
                                                   --------    --------    --------    --------

Cumulative net paid as of:
    One year later                                 $  5,954    $  7,321    $  6,546    $     --
    Two years later                                  11,394      12,241          --          --
    Three years later                                14,423          --          --          --
    Four years later                                     --          --          --          --
    Five years later                                     --          --          --          --
    Six years later                                      --          --          --          --
    Seven years later                                    --          --          --          --
    Eight years later                                    --          --          --          --
    Nine years later                                     --          --          --          --
    Ten years later                                      --          --          --          --

Net reserves re-estimated as of:
    End of initial year                            $ 23,207    $ 22,893    $ 20,358    $ 18,840
    One year later                                   23,470      23,920      20,785          --
    Two years later                                  23,717      23,774          --          --
    Three years later                                23,414          --          --          --
    Four years later                                     --          --          --          --
    Five years later                                     --          --          --          --
    Six years later                                      --          --          --          --
    Seven years later                                    --          --          --          --
    Eight years later                                    --          --          --          --
    Nine years later                                     --          --          --          --
    Ten years later                                      --          --          --          --
                                                   --------    --------    --------    --------

Total net (deficiency) redundancy                  $   (207)   $   (881)   $   (427)   $     --
                                                   ========    ========    ========    ========

Reconciliation to gross re-estimated reserves:
    Net reserves re-estimated                      $ 23,414    $ 23,774    $ 20,785    $     --
    Re-estimated ceded recoverable                    4,481       4,614       6,530          --
                                                   --------    --------    --------    --------

    Total gross re-estimated reserves              $ 27,895    $ 28,388    $ 27,315    $     --
                                                   ========    ========    ========    ========

Net (deficiency) redundancy related to:
    Asbestos claims                                $   (888)   $   (644)   $    (65)   $     --
    Environmental claims                               (154)         70         (17)         --
                                                   --------    --------    --------    --------

    Total asbestos and environmental                 (1,042)       (574)        (82)         --
    Other claims                                        835        (307)       (345)         --
                                                   --------    --------    --------    --------

Total net (deficiency) redundancy                  $   (207)   $   (881)   $   (427)   $     --
                                                   ========    ========    ========    ========

(a) Reflects reserves of CNA's property-casualty insurance subsidiaries, excluding Continental reserves, which were acquired on May 10, 1995 (the Acquisition Date). Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include Continental.

(b) Includes Continental gross reserves of $9,713 million and net reserves of $6,063 million acquired on the Acquisition Date and subsequent development thereon.

(c) Includes net and gross reserves of acquired companies of $57 million and $64 million.

(d) Includes net and gross reserves of acquired companies of $122 million and $223 million.

(e) Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 million as of December 31, 1999.

(f) Includes net and gross reserves of acquired companies of $9 million and $13 million. Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $414 million as of December 31, 2000.

     Additional information as to CNA's property-casualty claim and claim expense reserves and reserve development is set forth in Notes A and E of the Consolidated Financial Statements of the 2000 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

Investments

     Information as to the Company's investments is set forth in Notes B and C of the Consolidated Financial Statements of the 2000 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

     Additional information as to the Company's investments is set forth in the Management's Discussion and Analysis section of the 2000 Annual Report to Shareholders, incorporated by reference in Item 7, herein.

ITEM 2. PROPERTIES

     CNA Plaza, owned by Continental Assurance Company, serves as the home office for CNAF and its insurance subsidiaries. An adjacent building (located at 55 E. Jackson Blvd.), jointly owned by Continental Casualty Company and Continental Assurance Company, is partially situated on grounds under leases expiring in 2058. Approximately 40% of the adjacent building is rented to non-affiliates. CNAF's subsidiaries lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNAF's subsidiaries:

    ----------------------------------------------------------------------------
                                 Amount Of Building
                                 Owned and Occupied or
                                 Leased by CNA or its
    Location                     Subsidiaries             Principal Usage
    ----------------------------------------------------------------------------
    CNA Plaza
    333 S. Wabash                  1,144,378 sq. ft.(1)   Principal executive
    Chicago, Illinois                                     offices of CNAF

    180 Maiden Lane                1,115,100(1)(3)        Property-casualty
    New York, New York                                    insurance offices

    55 E. Jackson Blvd.              440,292(1)           Principal executive
    Chicago, Illinois                                     offices of CNAF

    401 Penn Street                  254,589(1)           Leased to tenants
    Reading, Pennsylvania

    100 CNA Drive                    251,363(1)           Life insurance offices
    Nashville, Tennessee

    1111 E. Broad St.                225,470(2)           Property-casualty
    Columbus, Ohio                                        insurance offices

    40 Wall Street                   199,238(2)           Property-casualty
    New York, New York                                    insurance offices

    1110 Ward Avenue                 186,687(1)           Property-casualty
    Honolulu, Hawaii                                      insurance offices

    2405 Lucien Way                  178,744(2)           Property-casualty
    Maitland, Florida                                     insurance offices

    3500 Lacey Road                  168,793(2)           Property-casualty
    Downers Grove, Illinois                               insurance offices

    333 Glen Street                  164,032(2)           Property-casualty
    Glens Falls, New York                                 insurance offices

    1100 Cornwall Road               147,884(2)           Property-casualty
    Monmouth Junction, New Jersey                         insurance offices

    600 North Pearl Street           139,151(2)           Property-casualty
    Dallas, Texas                                         insurance offices

(1) Represents property owned by CNAF or its subsidiaries.
(2) Represents property leased by CNAF or its subsidiaries.
(3) Sold subsequent to December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

     Information as to CNA's legal proceedings is set forth in Note F of the Consolidated Financial Statements of the 2000 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference from page 74 of the 2000 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated herein by reference from page 1 of the 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from pages 21 through 40 of the 2000 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated herein by reference from pages 34 through 38 of the 2000 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Statements of Operations - Years Ended December 3l, 2000, 1999 and 1998

     Consolidated Balance Sheets - December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Stockholders' Equity - December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

     The above Consolidated Financial Statements, the related Notes to the Consolidated Financial Statements and the Independent Auditors' Report are incorporated herein by reference from pages 41 through 72 of the 2000 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                            EXECUTIVE OFFICERS OF THE REGISTRANT

                            POSITION AND
                            OFFICES HELD             FIRST BECAME
       NAME                WITH REGISTRANT   AGE    OFFICER OF CNA         PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
---------------------------------------------------------------------------------------------------------------------------------
Laurence A. Tisch         Chief Executive    78         1974        Co-Chairman of the Board of Loews Corporation since
                          Officer, CNA                              January 1999. Chief Executive Officer of CNA and Director
                          Financial                                 of Automatic Data Processing, Inc. and Bulova Corporation.
                          Corporation                               Prior to 1999, Mr. Tisch had been Co-Chairman of the Board and Co-Chief Executive Officer of Loews since 1994.
                                                                    Executive Officer of the Registrant since 1974.

Bernard L. Hengesbaugh    Chairman of the    54         1980        Chairman of the Board and Chief Executive Officer of CNA
                          Board and Chief                           insurance companies since February 1999. Executive Vice
                          Executive                                 President and Chief Operating Officer of CNA insurance
                          Officer, CNA                              companies from February 1998 until February 1999. Senior
                          insurance                                 Vice President of CNA insurance companies since November 1990.
                          companies                                 Executive Officer of the Registrant since 1996.

Robert V. Deutsch         Senior Vice        41         1999        Senior Vice President and Chief Financial Officer of CNA
                          President and                             Financial Corporation and subsidiaries since August 1999.
                          Chief Financial                           From June 1987 until August 1999, Mr. Deutsch was Executive
                          Officer, CNA                              Vice President, Chief Financial Officer, Chief Actuary and
                          Financial                                 Assistant Secretary of Executive Risk, Inc. Executive
                          Corporation                               Officer of the Registrant since 1999.

Jonathan D. Kantor        Senior Vice        45         1994        Senior Vice President, General Counsel and Secretary of the
                          President,                                Registrant since 1998. Senior Vice President, General
                          General Counsel                           Counsel and Secretary of CNA insurance companies since 1997.
                          and Secretary,                            Prior thereto, Group Vice President of CNA insurance
                          CNA Financial                             companies since 1994. Executive Officer of the Registrant
                          Corporation                               since 1997.

Thomas Pontarelli         Senior Vice        51         1998        Senior Vice President of the Registrant since March 2000.
                          President, CNA                            From January 1998 to March 2000, Mr. Pontarelli was Group
                          Financial                                 Vice President. Prior to that time, he was Chairman of the
                          Corporation                               Board, Chief Executive and President of Washington National
                                                                    Insurance Company, Director of the Registrant since March
                                                                    2000.

Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

Additional information required in Item 10, Part III has been omitted as the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     Information required in Item 11, Part III has been omitted as the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required in Item 12, Part III has been omitted as the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required in Item, 13, Part III has been omitted as the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

                                                                           Page
(a)  1.     FINANCIAL STATEMENTS:                                         Number
                                                                          ------
            A separate index to the Consolidated Financial Statements
            is presented in Part II, Item 8...................................11

(a)  2.     FINANCIAL STATEMENT SCHEDULES:

            Schedule I    Summary of Investments..............................17

            Schedule II   Condensed Financial Information (Parent Company)....18

            Schedule III  Supplementary Insurance Information.................23

            Schedule IV   Reinsurance.........................................24

            Schedule V    Valuation and Qualifying Accounts...................24

            Schedule VI   Supplementary Information Concerning
                            Property-Casualty Insurance Operations............24

            Independent Auditors' Report......................................25

(a)  3.     EXHIBITS:

                                                                         Exhibit
                                Description of Exhibit                   Number
                                ----------------------                   ------

       (3)  Articles of incorporation and by-laws:
            Certificate of Incorporation of CNA Financial Corporation,
            as amended May 20, 1999 (Exhibit 3.1 to 1999 Form 10-K
            incorporated herein by reference.)...............................3.1

            By-Laws of CNA Financial Corporation, as amended
            February 10, 1999 (Exhibit 3.2 to 1998 Form 10-K
            incorporated herein by reference.)...............................3.2

       (4)  Instruments defining the rights of security holders,
            including indentures: CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of
            instruments with respect to long-term debt, pursuant to
            Item 601(b)(4)(iii) of Regulation S-K............................4.1

       (10) Material contracts:

            Federal Income Tax Allocation Agreement dated
            February 29, 1980 between CNA Financial Corporation and
            Loews Corporation (Exhibit 10.2 to 1987 Form 10-K
            incorporated herein by reference.)..............................10.1

                                                                         Exhibit
                                Description of Exhibit                   Number
                                ----------------------                   ------

       (10) Material contracts (continued):

            Continuing Services Agreement between CNA Financial
            Corporation and Edward J. Noha, dated February 27, 1991
            (Exhibit 6.0 to 1991 Form 8-K, filed March 18, 1991,
            incorporated herein by reference.)............................10.2

            CNA Employees' Supplemental Savings Plan, as amended
            through January 1, 1994 (Exhibit 10.3 to 1999 Form 10-K
            incorporated herein by reference.)............................10.3

            CNA Employees' Retirement Benefit Equalization Plan, as
            amended through January 1, 1994 (Exhibit 10.4 to 1999
            Form 10-K incorporated herein by reference.)..................10.4

            Continental Casualty Company "CNA" Annual Incentive Bonus
            Plan Provisions (Exhibit 10.1 to 1994 Form 10K incorporated herein by reference.).........................................10.5

            Continuing Services Agreement between CNA Financial
            Corporation and Dennis H. Chookaszian, dated
            February 9, 1999 (Exhibit 10.2 to 1998 Form 10-K
            incorporated herein by reference.)............................10.6

            Employment Agreement between CNA Financial Corporation
            and Bernard Hengesbaugh, dated November 2, 2000 (Exhibit 10 to September 30, 2000 Form 10-Q incorporated herein by
            reference.)...................................................10.7

            CNA Financial Corporation 2000 Long-Term Incentive Plan,
            dated August 4, 1999 (Exhibit 4.1 to 1999 Form S-8 filed
            August 4, 1999, incorporated herein by reference.)............10.8

            Employment Agreement between CNA Financial Corporation
            and Robert V. Deutsch, dated August 16, 1999 (Exhibit 10
            to September 30, 1999 Form 10-Q incorporated herein by
            reference.)...................................................10.9

            Employment Agreement between CNA Financial Corporation
            and Thomas F. Taylor dated November 2, 1999 (Exhibit
            10.14 to 1999 Form 10-K incorporated herein by
            reference.)...................................................10.10

            Sale and Purchase Agreement between CNA Financial
            Corporation and PGI-WvF 180, L.P. dated October 13, 2000
            for the sale of real property commonly known as
            180 Maiden Lane...............................................10.11*

       (12) Computation of Ratio of Earnings to Fixed Charges.............12.1*

       (13) 2000 Annual Report............................................13.1*

       (21) Primary Subsidiaries of CNAF..................................21.1*

                                                                         Exhibit
                                Description of Exhibit                   Number
                                ----------------------                   ------

       (23) Independent Auditors' Consent.................................23.1*

            *Filed herewith

(b)         Reports on Form 8-K:
                 None.

(c)         Exhibits:
                 None.

(d)         Condensed Financial Information of Unconsolidated Subsidiaries:
                 None.

SCHEDULE I   CNA FINANCIAL CORPORATION SUMMARY OF INVESTMENTS

                                                                        December 31, 2000
                                                             ---------------------------------------
(In millions)                                                 Cost or
                                                             Amortized        Fair          Carrying
                                                                Cost          Value          Value
                                                              -------        -------        -------
Fixed maturity securities available-for-sale:
  Bonds:
   United States Government and government
    agencies and authorities - taxable                        $ 8,807        $ 9,051        $ 9,051
   States, municipalities and political
    subdivisions - tax exempt                                   3,279          3,349          3,349
   Foreign governments and political
    subdivisions                                                2,306          2,250          2,250
   Public utilities                                               680            662            662
   Convertibles and bonds with
    warrants attached                                             209            199            199
   All other corporate bonds                                   11,244         11,087         11,087
  Redeemable preferred stocks                                      54             54             54
                                                              -------        -------        -------

Total fixed maturity securities available-for-sale             26,579         26,652         26,652
                                                              -------        =======        -------

Equity securities available-for-sale:
  Common stocks:
   Banks, trusts and insurance companies                           23             29             29
   Public utilities                                                17             20             20
   Industrial and other                                           928          2,167          2,167
  Non-redeemable preferred stocks                                 207            196            196
                                                              -------        -------        -------

Total equity securities available-for-sale                      1,175        $ 2,412          2,412
                                                              -------        =======        -------

Mortgage loans                                                     22                            22
Real estate                                                         4                             4
Policy loans                                                      193                           193
Other invested assets                                           1,119                         1,116
Short-term investments                                          4,723                         4,723
                                                              -------                       -------

Total investments                                             $33,815                       $35,122
                                                              =======                       =======

SCHEDULE II CNA FINANCIAL CORPORATION (PARENT COMPANY) CONDENSED FINANCIAL INFORMATION


Financial Position
December 31,                                                 2000          1999
                                                           -------       -------
(In millions)

Assets:
  Cash                                                     $    --       $     4
  Investment in subsidiaries                                11,284        10,490
  Amounts due from subsidiaries                                262           409
  Notes receivable from affiliates                             454           534
  Short-term investments                                        --             3
  Other                                                          6            19
                                                           -------       -------

Total assets                                               $12,006       $11,459
                                                           =======       =======

Liabilities:
  Debt                                                     $ 2,355       $ 2,492
  Other                                                          4            29
                                                           -------       -------

  Total liabilities                                          2,359         2,521
                                                           -------       -------

Stockholders' equity:
  Other comprehensive income                                   873         1,188
  Other stockholders' equity                                 8,774         7,750
                                                           -------       -------

  Total stockholders' equity                                 9,647         8,938
                                                           -------       -------

Total liabilities and stockholders' equity                 $12,006       $11,459
                                                           =======       =======


           See accompanying Notes to Condensed Financial Information.

Results of Operations
Years ended December 31,                                                              2000          1999         1998
                                                                                    -------        -----        -----
(In millions)
Revenues:
  Net investment income                                                             $    11        $   8        $  13
  Realized investment (losses) gains                                                     (4)           8           (2)
  Other income                                                                           38           25           25
                                                                                    -------        -----        -----

   Total revenues                                                                        45           41           36
                                                                                    -------        -----        -----

Expenses:
  Administrative and general                                                            208          206          189
  Interest                                                                              175          160          148
                                                                                    -------        -----        -----

   Total expenses                                                                       383          366          337
                                                                                    -------        -----        -----

Loss from operations before income taxes, equity in net income of
  subsidiaries and the cumulative effect of a change in accounting principle           (338)        (325)        (301)
Income tax benefit                                                                      118          114          105
                                                                                    -------        -----        -----

Loss before equity in net income of subsidiaries and the cumulative
  effect of a change in accounting principle                                           (220)        (211)        (196)
Equity in net income of subsidiaries                                                  1,434          258          478
Cumulative effect of a change in accounting principle, net of tax of $95                 --         (177)          --
                                                                                    -------        -----        -----

Net income (loss)                                                                   $ 1,214        $(130)       $ 282
                                                                                    =======        =====        =====

           See accompanying Notes to Condensed Financial Information.

Cash Flows
Years ended December 31,                                                             2000        1999        1998
                                                                                   -------     -------     -------
(In millions)
Cash flows from operating activities:
  Net income (loss)                                                                $ 1,214     $  (130)    $   282
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
   (Undistributed earnings) distributions in excess of earnings of affiliates       (1,005)        350         (55)
   Cumulative effect of change in accounting principle, net of tax                      --         177          --
   Realized losses (gains)                                                               4          (8)          2
   Changes in:
    Amounts due from affiliates                                                        147         (59)        (53)
    Other, net                                                                          36          88         (64)
                                                                                   -------     -------     -------

    Total adjustments                                                                 (818)        548        (170)
                                                                                   -------     -------     -------

Net cash flows from operating activities                                               396         418         112
                                                                                   -------     -------     -------

Cash flows from investing activities:
  Change in short-term investments                                                       3          --         171
  Capital contributions to subsidiaries, net                                          (165)       (198)       (260)
  Purchase of preferred stock of subsidiaries                                           --          --        (305)
  Loans to subsidiaries                                                                 80         (20)       (309)
  Other, net                                                                             9          --          (3)
                                                                                   -------     -------     -------

Net cash flows used by investing activities                                            (73)       (218)       (706)
                                                                                   -------     -------     -------

Cash flows from financing activities:
  Dividends paid to preferred shareholders                                              (1)        (13)         (7)
  Proceeds from issuance of long-term debt                                              --         175         993
  Principal payments on long-term debt                                                (137)       (158)       (490)
  Issuance (redemption) of cumulative exchangeable preferred stock                    (150)       (200)        200
  Purchase of treasury stock                                                           (35)         --        (102)
  Other, net                                                                            (4)         --          --
                                                                                   -------     -------     -------

Net cash flows (used by) from financing activities                                    (327)       (196)        594
                                                                                   -------     -------     -------

Net change in cash and cash equivalents                                                 (4)          4          --
Cash and cash equivalents, beginning of year                                             4          --          --
                                                                                   -------     -------     -------

Cash and cash equivalents, end of year                                             $    --     $     4     $    --
                                                                                   =======     =======     =======

Supplemental disclosures of cash flow information:
Cash paid (received):
   Interest                                                                        $   168     $   169     $   129
   Federal income taxes                                                               (154)       (279)        143
  Non-cash transactions:
   Notes receivable for the issuance of common stock                                     4          19          44

           See accompanying Notes to Condensed Financial Information.

Notes to Condensed Financial Information

a.   Basis of presentation

The condensed financial information of CNA Financial Corporation (Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the CNA Financial Corporation 2000 Annual Report to Shareholders. Investments in subsidiaries are accounted for using the equity method of accounting.

Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 2000.

b.   Debt

December 31,                                                2000         1999
                                                           ------       ------
(In millions)

Variable rate debt:
  Commercial paper                                         $  627       $  675
  Credit facility                                              --           77
Senior notes:
  6.25%, due November 15, 2003                                249          249
  6.50%, due April 15, 2005                                   491          497
  6.75%, due November 15, 2006                                249          248
  6.45%, due January 15, 2008                                 149          149
  6.60%, due December 15, 2008                                199          199
  6.95%, due January 15, 2018                                 148          148
7.25% Debenture, due November 15, 2023                        240          247
1.00% Urban Development Action Grant, due May 7, 2019           3            3
                                                           ------       ------

Total                                                      $2,355       $2,492
                                                           ======       ======

The Parent Company has a $750 million revolving credit facility (the Facility) that expires in May 2001. The amount available under the Facility is reduced by the Parent Company's outstanding commercial paper borrowings. As of December 31, 2000, there was $123 million of unused borrowing capacity under the Facility. The interest rate on the Facility is equal to the London Interbank Offered Rate (LIBOR), plus 27.5 basis points. Additionally, there is an annual facility fee of 12.5 basis points on the entire Facility. There were no borrowings under the Facility at December 31, 2000. The average interest rate on the borrowings under the Facility, excluding facility fees, for the year ended December 31, 1999 was 6.66%.

The weighted average interest rate on commercial paper was 7.24%, 6.50% and 5.89% at December 31, 2000, 1999 and 1998. At December 31, 2000, the commercial paper program had a weighted average maturity of 22 days.

To offset the variable rate characteristics of the Facility and the interest rate risk associated with periodically reissuing commercial paper and variable-rate bank loans, the Parent Company was party to interest rate swap agreements with several banks. The last of these agreements expired on December 14, 2000. These agreements required the Parent Company to pay interest at a fixed rate in exchange for the receipt of three-month LIBOR. The effect of the interest rate swap agreements was to decrease interest expense by approximately $2 million for the year ended December 31, 2000 and increase interest expense by approximately $4 million and $2 million for the years ended December 31, 1999 and 1998.

The combined weighted average cost of Facility borrowings, and commercial paper borrowings, including Facility fees and interest rate swaps, was 7.36%, 6.47% and 6.36% at December 31, 2000, 1999 and 1998.

On February 15, 2000, Standard & Poor's lowered the Parent Company's senior debt rating from A- to BBB and lowered the Parent Company's preferred stock rating from BBB to BB+. As a result of these actions the facility fee payable on the aggregate amount of the Facility was increased to 12.5 basis points per annum and the interest rate on the Facility was increased to LIBOR plus 27.5 basis points from their previous levels of 9 basis points per annum and LIBOR plus
16 basis points.

c.   Management and administrative expenses

The Parent Company has reimbursed, or will reimburse, its subsidiaries for the net of general management and administrative expenses, certain extra contractual obligations and investment expenses of $200 million, $203 million and $189 million in 2000, 1999 and 1998, respectively.

d.   Capital transactions

In 2000, 1999 and 1998, the Parent Company contributed approximately
$171 million, $207 million and $260 million to the capital of its subsidiaries. In 2000 and 1999, CNA subsidiaries returned capital to the Parent Company of approximately $6 million and $9 million. There were no returns of capital in 1998.

e.   Dividends from subsidiaries and affiliates

In 2000, 1999 and 1998, the Parent Company received approximately $429 million, $608 million and $423 million in dividends from subsidiaries included in its consolidated financial statements.

SCHEDULE III    CNA FINANCIAL CORPORATION SUPPLEMENTARY INSURANCE INFORMATION

                                                    Gross Insurance Reserves
                                            -----------------------------------------                         Insurance  Amortiz-
                                              Claim                                                          Claims and   ation
                                 Deferred      and      Future                Policy-      Net       Net      Policy-   of Deferred
                                Acquisition   Claim     Policy    Unearned    holders'   Premium  Investment  holders'  Acquisition
(In millions)                      Costs     Expense   Benefits   Premium      Funds     Revenue    Income    Benefits     Costs
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
December 31, 2000
  Agency Market Operations                                                               $ 3,331      $ 604    $ 2,778      $ 880
  Specialty Operations                                                                       799        216        603        161
  CNA Re                                                                                   1,089        195        888        263
  Global Operations                                                                        1,089        136        657        305
  Risk Management                                                                            637        163        610         86
  Group Operations                                                                         3,675        142      3,068         17
  Life Operations                                                                            876        601      1,104        168
  Corporate and Other                                                                         24         23        169         --
  Eliminations                                                                               (46)        --        (46)        --
  Consolidated Operations         $ 2,418   $ 26,962    $ 6,669    $ 4,821      $ 602         --         --         --         --
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------

                                  $ 2,418   $ 26,962    $ 6,669    $ 4,821      $ 602   $ 11,474    $ 2,080    $ 9,831    $ 1,880
                                 ========   ========   ========   ========   ========   ========   ========   ========   ========

December 31, 1999
  Agency Market Operations                                                               $ 4,799      $ 686    $ 4,339    $ 1,182
  Specialty Operations                                                                     1,001        235        907        187
  CNA Re                                                                                   1,176        161        998        290
  Global Operations                                                                        1,010        132        578        231
  Risk Management                                                                            801        154        755         71
  Group Operations                                                                         3,571        130      3,053          2
  Life Operations                                                                            936        556      1,122        180
  Corporate and Other                                                                         35         47        185         --
  Eliminations                                                                               (47)        --        (47)        --
  Consolidated Operations         $ 2,436   $ 27,356    $ 6,102    $ 5,103      $ 710         --         --         --         --
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------

                                  $ 2,436   $ 27,356    $ 6,102    $ 5,103      $ 710   $ 13,282    $ 2,101   $ 11,890    $ 2,143
                                 ========   ========   ========   ========   ========   ========   ========   ========   ========

December 31, 1998
  Agency Market Operations                                                               $ 5,247      $ 744    $ 4,436    $ 1,239
  Specialty Operations                                                                     1,092        245        949        175
  CNA Re                                                                                     944        163        707        252
  Global Operations                                                                          941        110        589        224
  Risk Management                                                                            823        144        765         98
  Group Operations                                                                         3,733        133      3,171          5
  Life Operations                                                                            823        525        997        178
  Corporate and Other                                                                        (26)        82        128          9
  Eliminations                                                                               (41)        --        (41)        --
  Consolidated Operations                                                                     --         --         --         --
                                                                                        --------   --------   --------   --------

                                                                                        $ 13,536    $ 2,146   $ 11,701    $ 2,180
                                                                                        ========   ========   ========   ========




                                   Other      Net
                                 Operating  Premiums
(In millions)                     Expenses  Written*
                                 --------   --------
December 31, 2000
  Agency Market Operations          $ 299    $ 3,230
  Specialty Operations                 85        805
  CNA Re                               48        951
  Global Operations                   279      1,160
  Risk Management                     388        633
  Group Operations                    731      1,497
  Life Operations                     143        388
  Corporate and Other                  49         22
  Eliminations                       (135)        --
  Consolidated Operations              --         --
                                 --------   --------

                                  $ 1,887    $ 8,686
                                 ========   ========

December 31, 1999
  Agency Market Operations          $ 347    $ 3,667
  Specialty Operations                102        948
  CNA Re                               76      1,275
  Global Operations                   315      1,080
  Risk Management                     417        839
  Group Operations                    697        804
  Life Operations                      94        337
  Corporate and Other                 236         37
  Eliminations                       (188)        --
  Consolidated Operations              --         --
                                 --------   --------

                                  $ 2,096    $ 8,987
                                 ========   ========

December 31, 1998
  Agency Market Operations          $ 427    $ 5,461
  Specialty Operations                171      1,023
  CNA Re                               57        908
  Global Operations                   247        985
  Risk Management                     378        889
  Group Operations                    758      1,008
  Life Operations                     104        295
  Corporate and Other                 312         --
  Eliminations                         13         --
  Consolidated Operations              --         --
                                 --------   --------

                                  $ 2,467   $ 10,569
                                 ========   ========

* Premiums written relate to property-casualty companies only.

SCHEDULE IV   CNA FINANCIAL CORPORATION REINSURANCE

     Incorporated herein by reference from Note G on page 60 of the 2000 Annual Report to Shareholders.


SCHEDULE V    CNA FINANCIAL CORPORATION VALUATION AND QUALIFYING ACCOUNTS

                                                          Balance at  Charged to  Charged to           Balance at
                                                           Beginning  Costs and      Other               End of
(In millions)                                              of Period  Expenses     Accounts  Deductions  Period
                                                            -------    -------     -------    -------    -------
Year ended December 31, 2000
 Deducted from assets:
   Allowance for doubtful accounts:
   Receivables                                              $   310    $    16     $    --    $     5    $   321
                                                            =======    =======     =======    =======    =======

Year ended December 31, 1999
 Deducted from assets:
   Allowance for doubtful accounts:
   Receivables                                              $   328    $    (6)    $    --    $    12    $   310
                                                            =======     =======    =======    =======    =======

SCHEDULE VI CNA FINANCIAL CORPORATION SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

                                                                              Consolidated Property-Casualty Entities
                                                                              ---------------------------------------
As of and for the years ended December 31,                                         2000        1999         1998
                                                                                 --------    --------     --------
(In millions)
Deferred acquisition costs                                                       $  1,121    $  1,126

Reserves for unpaid claim and claim adjustment expenses                            26,408      26,631

Discount deducted from claim and claim adjustment expense reserves above
  (based on interest rates ranging from 3.5% to 7.5%)                               2,413       2,376

Unearned premiums                                                                   4,821       5,103

Net earned premiums                                                                 8,893      10,010     $ 10,281

Net investment income                                                               1,540       1,632        1,741

Incurred claim and claim adjustment expenses related to current year                6,331       7,287        7,903

Incurred claim and claim adjustment expenses related to prior years                   427       1,027          263

Amortization of deferred acquisition costs                                          1,729       2,005        2,042

Paid claim and claim adjustment expenses                                            8,434       9,964        8,745

Net written premiums                                                                8,686       8,987       10,569

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
CNA Financial Corporation


We have audited the consolidated financial statements of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 14, 2001, which report includes an explanatory paragraph as to a certain accounting change; such consolidated financial statements and report are included in the Company's 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of CNA Financial Corporation and subsidiaries listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Chicago, Illinois
February 14, 2001

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CNA Financial Corporation

                                      By  /s/ Laurence A. Tisch
                                          -----------------------------------
                                                  Laurence A. Tisch
                                               Chief Executive Officer
                                            (Principal Executive Officer)

                                      By  /s/ Robert V. Deutsch
                                          -----------------------------------
                                                  Robert V. Deutsch
                                              Senior Vice President and
                                               Chief Financial Officer
                                            (Principal Accounting Officer)

Date: March 16, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


           Signature                        Title


/s/ Antoinette Cook Bush                 Director
------------------------------------
       Antoinette Cook Bush


/s/ Dennis H. Chookaszian                Director
------------------------------------
       Dennis H. Chookaszian


/s/ Ronald L. Gallatin                   Director                 Dated
------------------------------------
        Ronald L. Gallatin                                        March 16, 2001


/s/ Robert P. Gwinn                      Director
------------------------------------
          Robert P. Gwinn


/s/ Walter L. Harris                     Director
------------------------------------
         Walter L. Harris


/s/ Bernard L. Hengesbaugh               Director
------------------------------------
      Bernard L. Hengesbaugh

           Signature                        Title

/s/ Walter F. Mondale                    Director
------------------------------------
         Walter F. Mondale


/s/ Edward J. Noha                       Chairman of the Board
------------------------------------     and Director
          Edward J. Noha


/s/ Joseph Rosenberg                     Director
------------------------------------
         Joseph Rosenberg


/s/ James S. Tisch                       Director                 Dated
------------------------------------
          James S. Tisch                                          March 16, 2001


/s/ Laurence A. Tisch                    Chief Executive Officer
------------------------------------     and Director
         Laurence A. Tisch


/s/ Preston R. Tisch                     Director
------------------------------------
         Preston R. Tisch


/s/ Marvin Zonis                         Director
------------------------------------
           Marvin Zonis