Form 10-Q
period 2001-03-31
CNA FINANCIAL CORP
filed 2001-05-03
CIK 21175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001    Commission File Number 1-5823

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
Yes ☒  No ☐

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2001
Common Stock, Par value $2.50	183,264,248

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited)
	March 31,	December 31,
	2001	2000
Assets:
Investments:
Fixed maturity securities available-for-sale (amortized cost of $26,541 and $26,579)	$26,885	$26,652
Equity securities available-for-sale (cost of $1,164 and $1,175)	2,368	2,412
Mortgage loans and real estate (less accumulated depreciation of $1 and $1)	26	26
Policy loans	193	193
Other invested assets	1,383	1,116
Short-term investments	6,231	4,723
Total investments	37,086	35,122
Cash and cash equivalents	142	163
Receivables:
Reinsurance	9,537	9,397
Insurance	5,078	5,026
Less allowance for doubtful accounts	(317)	(321)
Accrued investment income	377	404
Receivables for securities sold	1,099	424
Deferred acquisition costs	2,436	2,418
Prepaid reinsurance premiums	1,665	1,445
Federal income taxes recoverable (includes $0 and $25 due from Loews)	-	15
Deferred income taxes	446	503
Property and equipment at cost (less accumulated depreciation of $764 and $802)	519	716
Intangibles	302	317
Other assets	2,292	2,152
Separate account business	3,886	4,287
Total assets	$64,548	$62,068

Liabilities and Stockholders' Equity:
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$26,461	$26,962
Unearned premiums	4,876	4,821
Future policy benefits	6,827	6,669
Policyholders' funds	590	602
Collateral on loaned securities and derivatives	2,984	1,308
Payables for securities purchased	1,146	593
Participating policyholders' equity	140	131
Debt	2,580	2,729
Federal income taxes payable (includes: $137 and $0 due to Loews)	144	-
Other liabilities	4,571	4,102
Separate account business	3,886	4,287
Total liabilities	54,205	52,204

Commitments and contingencies (Note E)

Minority interest	225	217

Stockholders' equity:
Common stock ($2.50 par value; 500,000,000 shares authorized;185,525,907 shares issued; and 183,264,248 and 183,263,873 sharesoutstanding at March 31, 2001 and December 31, 2000)	464	464
Additional paid-in capital	126	126
Retained earnings	8,622	8,327
Accumulated other comprehensive income	1,050	873
Treasury stock, at cost	(71)	(71)
	10,191	9,719
Notes receivable for the issuance of common stock	(73)	(72)
Total stockholders' equity	10,118	9,647
Total liabilities and stockholders' equity	$64,548	$62,068

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ended March 31	2001	2000
(In millions, except per share data)

Revenues:
Net earned premiums	$2,531	$2,770
Net investment income	517	532
Realized investment gains, net of participating policyholders' and minority interests	371	33
Other revenues	193	156
Total revenues	3,612	3,491

Claims, Benefits and Expenses:
Insurance claims and policyholders' benefits	2,111	2,343
Amortization of deferred acquisition costs	424	393
Other operating expenses	487	496
Interest	43	52
Total claims, benefits and expenses	3,065	3,284

Income before income tax, minority interest and cumulative effect of a change in accounting principle	547	207
Income tax expense	(185)	(60)
Minority interest	(6)	(6)
Income before cumulative effect of a change in accounting principle	356	141
Cumulative effect of a change in accounting principle, net of tax of $33	(61)	-
Net income	$295	$141

Basic and Diluted Earnings Per Share:
Income before cumulative effect of a change in accounting principle	$1.95	$0.76
Cumulative effect of a change in accounting principle, net of tax	(0.34)	-
Basic and diluted earnings per shareavailable to common stockholders	$1.61	$0.76

Weighted average outstanding common stock and common stock equivalents	183.3	184.2

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31	2001	2000
(In millions)

Cash Flows used by Operating Activities:
Net income	$295	$141
Adjustments to reconcile net income to net cash flows used by operating activities:
Cumulative effect of change in accounting principle, net of tax	61	-
Minority interest	6	6
Deferred income tax provision	19	36
Net realized investment gains	(371)	(33)
Amortization of intangibles	5	6
Amortization of bond discount	(60)	(59)
Depreciation	39	40
Changes in:
Receivables, net	(196)	(1,281)
Deferred acquisition costs	(26)	(117)
Accrued investment income	27	28
Federal income taxes recoverable/payable	159	167
Prepaid reinsurance premiums	(220)	(126)
Insurance reserves	(266)	917
Other	405	(217)
Total adjustments	(418)	(633)
Net cash flows used by operating activities	(123)	(492)

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	(23,406)	(7,885)
Proceeds from fixed maturity securities:
Sales	16,882	8,769
Maturities, calls and redemptions	6,657	585
Purchases of equity securities	(312)	(621)
Proceeds from sales of equity securities	291	608
Change in short-term investments	(1,462)	(2,314)
Change in collateral on loaned securities and derivatives	1,676	1,554
Change in other investments	(307)	46
Purchases of property and equipment	(38)	(106)
Sales of property and equipment	258	-
Acquisitions, net of cash acquired	6	(11)
Other, net	27	47
Net cash flows from investing activities	272	672

Cash Flows used by Financing Activities:
Dividends paid to preferred stockholders	-	(1)
Purchase of treasury stock	-	(30)
Receipts from investment contracts credited to policyholder account balances	1	1
Return of policyholder account balances on investment contracts	(21)	(38)
Principal payments on debt	(149)	(7)
Redemption of preferred stock	-	(79)
Accrued interest on notes receivable for issuance of common stock	(1)	-
Net cash flows used by financing activities	(170)	(154)

Net change in cash and cash equivalents	(21)	26
Cash and cash equivalents, beginning of year	163	153

Cash and cash equivalents, end of period	$142	$179

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	$26	$18
Federal income taxes	(9)	(135)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A.  Basis of Presentation

The Condensed Consolidated Financial Statements (Unaudited) include CNA Financial Corporation (CNAF) and its controlled subsidiaries, which include property-casualty insurance companies (principally Continental Casualty Company (CCC) and The Continental Insurance Company (CIC)) and life insurance companies (principally Continental Assurance Company (CAC), Valley Forge Life Insurance Company (VFL) and CNA Group Life Assurance Company (CNAGLAC)), collectively CNA or the Company.  As of March 31, 2001, Loews Corporation (Loews) owned approximately 87% of the outstanding common stock of CNAF.

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).  Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in CNAF’s Annual Report to Shareholders for the year ended December 31, 2000 (incorporated by reference in Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000).

The interim financial data as of March 31, 2001 and for the three months ended March 31, 2001 and March 31, 2000 is unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods.  The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.  All significant intercompany amounts have been eliminated.

Certain amounts applicable to prior periods have been reclassified to conform to presentation followed in 2001.

During the first quarter of 2001, the Company reclassified equity method income from limited partnership investments.  This income was previously classified in realized investment gains, net of participating policyholders’ and minority interests and is now classified in net investment income.  The after-tax impact of this reclassification on net operating income was an increase of $24 million and $36 million for the three months ended March 31, 2001 and 2000.

Net investment income and realized investment gains, net of participating policyholders’ and minority interests is composed of the following for the quarters ended March 31, 2001 and 2000.

Net Investment Income and Realized Investment Gains,
Net of Participating Policyholders' and Minority Interests

Three months ended March 31	2001	2000
(In millions)

Fixed maturity securities	$451	$439
Short-term investments	42	32
Limited partnerships	36	56
Other	4	19

Gross investment income	533	546
Investment expense	(16)	(14)

Net investment income	$517	$532

Realized investment gains, net of participating policyholders' and minority interests	$371	$33

Note B.  Accounting Pronouncements

In the first quarter of 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS 133).  The Company’s initial adoption of SFAS 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS 133 resulted in an after-tax decrease to first quarter 2001 earnings of $61 million. Of this transition amount, approximately $58 million related to investments and investment-related derivatives.  Because the Company already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $58 million to stockholders’ equity (accumulated other comprehensive income).  See Note D for a complete discussion of the Company’s adoption of these accounting pronouncements.

On January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles (Codification) for preparing its statutory-basis financial statements.  Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2001.  However, statutory accounting principles will continue to be established by individual state laws and permitted practices.  The states in which CNAF’s insurance subsidiaries conduct business required adoption of Codification (with certain modifications) for the preparation of statutory-basis financial statements effective January 1, 2001.  The Company’s adoption of Codification, as modified, resulted in an increase in statutory capital and surplus as of January 1, 2001 of approximately $175 million, which primarily relates to deferred tax assets, partially offset by insurance-related assessments and pension-related liabilities.

Additionally, CNA’s property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates.  This change was made in conjunction with changes required by Codification related to the recording of written premiums.  The effect of this change was to reduce net written premiums by $113 million for the three months ended March 31, 2001.  This change has no impact on net earned premiums or net income.

Note C.  Earnings Per Share

Earnings per share applicable to common stock are based on weighted average outstanding shares, retroactively adjusted for all stock splits.  The computation of earnings per share was as follows.

Earnings Per Share

Three months ended March 31	2001	2000
(In millions, except per share amounts)

Net income	$295	$141
Less preferred dividends	-	(1)

Net income applicable to common stock	295	140

Weighted average outstanding common stock and common stock equivalents	183.3	184.2

Basic and diluted earnings per share available to common stockholders	$1.61	$0.76

Note D.  Derivative Financial Instruments

As discussed in Note B, effective in 2001, the Company accounts for derivatives and hedging in accordance with SFAS 133.  A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, and can be net settled.  Derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, swaptions, futures, forwards and commitments to purchase securities and combinations of the foregoing.  Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument and accounted for under SFAS 133 when the embedded derivative is not clearly and closely related to the host instrument.  In addition, non-investment instruments, including certain types of insurance contracts that have historically not been considered derivatives can be derivatives or contain embedded derivatives under SFAS 133.

SFAS 133 requires that all derivatives be recorded in the balance sheet at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge of exposures to changes in fair value, cash flows or foreign currency exchange rates.  The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the nature of any hedge designation thereon.  The Company’s accounting for changes in the fair value of general account derivatives is as follows:

Nature of Hedge Designation	Derivative’s Change in Fair Value Reflected In:
No hedge designation	Realized investment gains.
Fair value	Realized investment gains, along with the change in fair value of the hedged asset or liability.
Cash flow	Other comprehensive income, with subsequent reclassification to earnings when the hedged transaction, asset or liability impacts earnings.
Foreign currency	Consistent with fair value or cash flow above, depending on the nature of the hedging relationship.

Changes in the fair value of derivatives held in the separate accounts are reflected in separate account earnings.  Because separate account investments are generally carried at fair value with changes therein reflected in separate account earnings, hedge accounting is generally not applicable to separate account derivatives.

Use of Derivatives

CNA uses investment derivatives in the normal course of business, primarily to reduce its exposure to market risk (principally interest rate risk, equity stock price risk and foreign currency risk) stemming from various assets and liabilities.  The Company’s principal objective under such market risk strategies is to achieve the desired reduction in economic risk, even if the position will not receive hedge accounting treatment.  The Company may also use derivatives for purposes of income enhancement, primarily via the sale of covered call options.

The Company’s use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which it is subject, and by its own derivative policy.  The derivative policy limits which personnel are authorized to initiate derivative transactions.  The policy prohibits the use of derivatives with a maturity greater than eighteen months, unless the derivative is matched with assets or liabilities having a longer maturity.  The policy prohibits the use of derivatives containing greater than one-to-one leverage with respect to changes in the underlying price, rate or index.  Also, the policy prohibits the use of borrowed funds, including funds obtained through repurchase transactions, to engage in derivative transactions.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the gross fair value of the asset related to the instruments recognized in the condensed consolidated balance sheets.  The Company mitigates the risk of non-performance by using multiple counterparties and by monitoring their creditworthiness.  The Company generally requires collateral from its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

Risk Management Strategies Regarding Market Risk

The Company has exposure to economic losses due to interest rate risk arising from changes in the level of, or volatility of, interest rates.  The Company attempts to mitigate its exposure to interest rate risk through active portfolio management, which includes rebalancing its existing portfolios or assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future.  In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities.  These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards, and commitments to purchase securities.  These instruments are generally used to lock in interest rates or unrealized gains, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments, variable rate debt and life insurance liabilities.  As of the adoption date and March 31, 2001, none of the Company’s holdings of these types of instruments have been designated as hedges of specific assets or liabilities, and therefore do not currently qualify for hedge accounting under GAAP.

The Company is exposed to equity price risk as a result of its investment in equity securities and equity derivatives.  Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities, or instruments which derive their value from such securities.  CNA attempts to mitigate its exposure to such risks by limiting its investment in any one security or index.  The Company may also manage this risk by utilizing instruments such as options, swaps, futures and collars to protect appreciation in securities held.  CNA uses derivatives in one of its separate accounts to mitigate equity price risk associated with its indexed group annuity contracts by purchasing Standard & Poor's 500® (S&P 500®) index futures contracts in a notional amount equal to the contractholder liability, which is calculated using the S&P 500® rate of return.

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments denominated in a foreign currency.  The Company’s foreign transactions are primarily denominated in Canadian Dollars, British Pounds and Euros.  The Company manages this risk via asset/liability matching and through the use of foreign currency futures and/or forwards.  As of the adoption date and March 31, 2001, none of the Company’s holdings of foreign currency derivatives have been designated as hedges of specific assets or liabilities, and therefore do not currently qualify for hedge accounting under GAAP.

Derivative Holdings

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows.  The contractual or notional amounts are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments.  Interest rates, equity prices and foreign currency exchange rates affect the fair value of derivatives.  The fair values generally represent the estimated amounts that CNA would expect to receive or pay upon termination of the contracts at the reporting date.  Dealer quotes are available for substantially all of CNA's derivatives.  For derivative instruments not actively traded, fair values are estimated using values obtained from independent pricing services, costs to settle or quoted market prices of comparable instruments.

Derivative Financial Instruments

March 31, 2001	Contractual Notional	Fair Value
(In millions)	Amount	Asset	(Liability)

General Account:
Total return swaps	$270	$-	$(2)
Interest rate caps	500	1	-
Commitments to purchase government and municipal securities	343	-	-
Futures sold, not yet purchased	28	-	-
Forwards	114	-
Equity warrants	15	3	-
Collateralized debt obligation liabilities	170	-	(16)
Options purchased	20	1	-
Options written	779	-	(4)
Options embedded in convertible debt securities	869	161
Options purchased - Global Crossing	1,000	944	-
Options written - Global Crossing	1,256	-	(244)

Total	$5,364	$1,110	$(266)

Separate Accounts:
Futures purchased	$821	$6	$-
Futures sold, not yet purchased	26	-	-
Commitments to purchase government and municipal securities	65	1	-
Options purchased	79	-	-
Options written	87	-	(1)

Total	$1,078	$7	$(1)

Immediately following adoption of SFAS 133 on January 1, 2001, the Company’s derivatives holdings were as follows.

Derivative Financial Instruments

January 1, 2001	Contractual Notional	Fair Value
(In millions)	Amount	Asset	(Liability)

General Account:
Total return swaps	$5	$-	$-
Interest rate caps	500	1	-
Futures sold, not yet purchased	80	-	-
Forwards	13	-	-
Equity warrants	10	4	-
Collateralized debt obligation liabilities	170	-	(18)
Options purchased	18	1	-
Options embedded in convertible debt securities	845	231	-
Options purchased - Global Crossing	1,000	664	-
Options written - Global Crossing	1,256	-	(1)

Total	$3,897	$901	$(19)

Separate Accounts:
Futures purchased	$996	$-	$(13)
Futures sold, not yet purchased	76	-	-
Commitments to purchase governmentand municipal securities	111	1	-
Options purchased	110	-	-
Options written	118	-	(1)

Total	$1,411	$1	$(14)

Collateralized debt obligations represent a credit enhancement product that is typically structured in the form of a swap.  The Company has determined that this product is a derivative under SFAS 133.  The Company is no longer writing this product.  Options embedded in convertible debt securities are classified as fixed maturity securities in the Condensed Consolidated Balance Sheets, consistent with the host instruments.

Fair Value Hedge

As of the adoption date, and as of March 31, 2001, the Company’s collar position related to its investment in Global Crossing Ltd. (Global Crossing) common stock was the only derivative position that has been designated as a hedge for accounting purposes.  The nature of the transition adjustment related to this hedge was such that the $962 million unrealized gain that existed on the Global Crossing common stock when the hedge was established has been preserved in accumulated other comprehensive income.

The effectiveness of this hedge is measured based on changes in the intrinsic value of the collar in relation to changes in the fair value of the Global Crossing common stock.  Changes in the time value component of the collar’s fair value are excluded from the hedge designation and measurement of effectiveness.  For the three months ended March 31, 2001, the Global Crossing hedge was 100% effective.  The change in the time value component of the collar was a pre-tax gain of $21 million for the three months ended March 31, 2001, and has been recorded as a realized investment gain in the condensed consolidated statement of operations.

Note E.  Legal Proceedings and Contingent Liabilities

Tobacco Litigation

Four insurance subsidiaries of CNAF are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. (Liggett).  The lawsuit was filed by Liggett and its current parent, Brooke Group Holding Inc., in the Delaware Superior Court, New Castle County, on January 26, 2000.  The lawsuit, which involves numerous insurers, concerns coverage issues relating to a number of tobacco-related claims (currently over 1,100 pending) asserted against Liggett over the past 20 years.  However, Liggett only began submitting claims for coverage under the policies in January 2000.  CNA believes its coverage defenses are strong.  Based on facts and circumstances currently known, management believes that the ultimate outcome of the pending litigation should not materially affect the financial condition or results of operations of CNA.

IGI Contingency

In 1997, CNA Reinsurance Company Limited (CNA Re Ltd.) entered into an arrangement with IOA Global, Ltd. (IOA), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages.  Pursuant to this arrangement, IGI Underwriting Agencies, Ltd. (IGI), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA.  Between April 1, 1997 and December 1, 1999, IGI underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the IGI Program).  Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately to a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters (AAHRU) Facility.  CNA's Group Operations business unit participated as a pool member in the AAHRU Facility in varying percentages between 1997 and 1999.

CNA has undertaken a review of the IGI Program and, among other things, has determined that a small portion of the premiums assumed under the IGI Program related to United States workers’ compensation "carve-out" business.  CNA is aware that a number of reinsurers with workers’ compensation carve-out insurance exposure have disavowed their obligations under various legal theories.  If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA's liability will also be reduced.  Moreover, based on information known at this time, CNA reasonably believes it has strong grounds for avoiding a substantial portion of its United States workers’ compensation carve-out exposure through legal action.

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

Based on the Company’s review of the entire IGI Program, CNA has established reserves for its estimated exposure under the program and an estimate for recoverables from retrocessionaires.

The Company is pursuing a number of loss mitigation strategies.  Although the results of these various actions to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty.  As a result of these uncertainties, the results of operations in future years may be adversely affected by potentially significant reserve additions.  Management does not believe that any such future reserve additions will be material to the equity of the Company.

Other Litigation

CNAF and its subsidiaries are also parties to other litigation arising in the ordinary course of business.  The outcome of such other litigation will not, in the opinion of management, materially affect the financial position or results of operations of CNA.

Environmental Pollution and Other Mass Tort and Asbestos Reserves

CNA’s property-casualty insurance companies have potential exposures related to environmental pollution and other mass tort and asbestos claims.

Environmental pollution cleanup is the subject of both federal and state regulation.  By some estimates, there are thousands of potential waste sites subject to cleanup.  The insurance industry is involved in extensive litigation regarding coverage issues.  Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.

The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfunds) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (PRPs).  Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs.  The extent of liability to be allocated to a PRP is dependent on a variety of factors.  Further, the number of waste sites subject to cleanup is unknown.  To date, approximately 1,500 cleanup sites have been identified by the Environmental Protection Agency (EPA) on its National Priorities List (NPL).  The addition of new cleanup sites to the NPL has slowed in recent years.  State authorities have designated many cleanup sites as well.

Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters.  These claims relate to accident years 1989 and prior, which coincides with CNA’s adoption of the Simplified Commercial General Liability coverage form, which includes an absolute pollution exclusion.  CNA and the insurance industry are disputing coverage for many such claims.  Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence.  To date, courts have been inconsistent in their rulings on these issues.

A number of proposals to reform Superfund have been made by various parties.  However, no reforms were enacted by Congress during 2000, and it is unclear what positions the Congress or the administration will take and what legislation, if any, will result in the future.  If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action.  Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations.  There can be no meaningful prediction of the pattern of regulation that would result.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

The following table provides data related to CNA’s environmental pollution and other mass tort and asbestos claim and claim adjustment expense reserves.

Environmental Pollution and Other Mass Tort and Asbestos Reserves

	March 31, 2001		December 31, 2000
	Environmental		Environmental
	Pollution		Pollution
	and Other		and Other
(In millions)	Mass Tort	Asbestos	Mass Tort	Asbestos

Gross reserves	$408	$816	$493	$848
Ceded reserves	(132)	(206)	(146)	(245)

Net reserves	$276	$610	$347	$603

As of March 31, 2001 and December 31, 2000, CNA carried approximately $276 million and $347 million of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended March 31, 2001 amounted to $3 million.  There was no environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended March 31, 2000.

CNA’s property-casualty insurance subsidiaries also have exposure to asbestos claims.  Estimation of asbestos claim and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage.  CNA continues to see a rise in asbestos-related claims volume in asbestos related claims and believes that this phenomenon is driven by factors such as intensive advertising campaigns by plaintiff lawyers and the emergence of new defendants such as distributors of asbestos containing products.

As of March 31, 2001 and December 31, 2000, CNA carried approximately $610 million and $603 million of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims.  Unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended March 31, 2001 and 2000 amounted to $21 million and $27 million.

The results of operations in future years may continue to be adversely affected by environmental pollution and other mass tort and asbestos net claim and claim adjustment expenses.  Management will continue to monitor these liabilities and make further adjustments as warranted.

Note F.  Reinsurance

The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

Three months ended March 31	Direct	Assumed	Ceded	Net
(In millions)

2001
Property-casualty	$2,021	$310	$866	$1,465
Accident and health	877	56	61	872
Life	291	77	174	194

Total earned premiums	$3,189	$443	$1,101	$2,531

2000
Property-casualty	$2,117	$519	$961	$1,675
Accident and health	920	63	107	876
Life	282	58	121	219

Total earned premiums	$3,319	$640	$1,189	$2,770

In 1999, the Company entered into an aggregate excess-of-loss reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of the Company’s property-casualty lines of business (the “Aggregate Cover”).  The Company has two sections of coverage under the terms of the Aggregate Cover.  These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500 million with an aggregate limit of $1 billion.  The second section of the Aggregate Cover, which is available for accident year 2001, provides coverage up to $510 million of losses for a maximum premium of $310 million.  In the first quarter of 2001, the Company triggered the coverage under the second section of the Aggregate Cover for the 2001 accident year.  As a result, the Company ceded $42 million in premium and $39 million of loss and loss adjustment expenses and recorded an interest charge of $6 million on the funds withheld balance.

In 2001, the Company entered into a one-year aggregate excess-of-loss reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the “CCC Cover”).  Ceded premiums in the amount of $1 million were recorded for the CCC Cover.  The loss protection provided by the CCC Cover has an aggregate limit of $750 million to $825 million depending on premium volume.  The CCC Cover provides continuous coverage in excess of the triggered coverage in the second section of the Aggregate Cover discussed above.

Note G.  Debt

Debt is composed of the following obligations.

Debt	March 31,	December 31,
(In millions)	2001	2000

Variable rate debt:
Commercial paper	$500	$627
Credit facility - CNA Surety	80	100
Senior notes:
7.250%, due March 1, 2003	133	133
6.250%, due November 15, 2003	249	249
6.500%, due April 15, 2005	491	491
6.750%, due November 15, 2006	249	249
6.450%, due January 15, 2008	149	149
6.600%, due December 15, 2008	199	199
8.375%, due August 15, 2012	68	68
6.950%, due January 15, 2018	148	148
Debenture, 7.250%, due November 15, 2023	240	240
Capital leases, 8.000%-19.980%, due through December 31, 2011	40	40
Other debt, 1.000% - 8.500%, due through 2019	34	36

Total debt	$2,580	$2,729

Note H.  Comprehensive Income

Comprehensive income is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders.  The components of comprehensive income are shown below.

Comprehensive Income

Three months ended March 31	2001	2000
(In millions)

Net income	$295	$141

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains arising during the period	202	78
Less: unrealized gains at beginning of period included in realized gains during the period	(60)	(80)

Net change in unrealized gains/losses on general account investments	142	(2)
Net change in unrealized gains/losses on separate accounts and other	19	8
Foreign currency translation adjustment	4	(2)
Allocation to participating policyholders and minority interest	(8)	(6)

Other comprehensive income (loss), before tax and cumulative effect of a change in accounting principle	157	(2)
Deferred income tax expense related to other comprehensive income (loss)	(38)	(2)

Other comprehensive income (loss), before cumulative effectof a change in accounting principle	119	(4)
Cumulative effect of a change in accounting principle, net of tax	58	-

Other comprehensive income (loss), net of tax and cumulative effect of a change in accounting principle	177	(4)

Total comprehensive income	$472	$137

Note I.  Business Segments

The Company’s reportable segments are strategic businesses that offer different types of products and services. The Company has seven operating segments: Agency Market Operations, Specialty Operations, CNA Re, Global Operations, Risk Management, Group Operations and Life Operations.  In addition to these seven operating segments, certain other activities are reported in a Corporate and Other segment.

Corporate and Other segment results consist of interest expense on corporate borrowings, eBusiness expenses, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation, financial guarantee insurance contracts and certain non-insurance operations.

All significant intercompany revenues and expenses, as well as intercompany dividends, have been eliminated.  Risk Management intrasegment revenues and expenses, amounting to $39 million and $41 million for the three months ended March 31, 2001 and 2000, have been eliminated at the consolidated level.

Segment Results

Three months ended	Agency				Risk
March 31, 2001	Market	Specialty		Global	Manage-	Group	Life	Corporate	Elimi-
(In millions)	Operations	Operations	CNA Re	Operations	ment	Operations	Operations	and Other	nations	Total

Net earned premiums	$731	$174	$159	$285	$129	$818	$248	$1	$(14)	$2,531
Claim, benefits and expenses	819	196	182	295	155	845	373	37	(14)	2,888

Underwriting loss	(88)	(22)	(23)	(10)	(26)	(27)	(125)	(36)	-	(357)
Net investment income	140	57	48	38	41	43	143	7	-	517
Other revenues	37	8	-	24	80	5	74	7	(42)	193
Other expenses	33	2	-	26	76	1	27	54	(42)	177

Pre-tax operating income (loss)	56	41	25	26	19	20	65	(76)	-	176
Income tax (expense) benefit	(14)	(11)	(7)	(7)	(5)	(5)	(23)	21	-	(51)
Minority interest	-	-	-	(6)	-	-	-	-	-	(6)

Net operating income (loss) excluding realized investment gains	42	30	18	13	14	15	42	(55)	-	119

Realized investment gains, net of tax, participating policy-holders' and minority interests	64	25	16	8	21	4	45	54	-	237

Cumulative effect of a change in accounting principle, net of tax	(25)	(12)	(5)	(3)	(8)	(1)	(3)	(4)	-	(61)

Net income (loss)	$81	$43	$29	$18	$27	$18	$84	$(5)	$-	$295

Segment Results

Three months ended	Agency				Risk
March 31, 2000	Market	Specialty		Global	Manage-	Group	Life	Corporate	Elimi-
(In millions)	Operations	Operations	CNA Re	Operations	ment	Operations	Operations	and Other	nations	Total

Net earned premiums	$833	$192	$243	$274	$144	$883	$212	$(1)	$(10)	$2,770
Claim, benefits and expenses	945	195	262	272	180	903	317	31	(10)	3,095

Underwriting (loss) gain	(112)	(3)	(19)	2	(36)	(20)	(105)	(32)	-	(325)
Net investment income	167	58	51	36	39	36	145	-	-	532
Other revenues	30	8	-	23	80	11	48	1	(45)	156
Other expenses	29	4	1	26	77	13	24	60	(45)	189

Pre-tax operating income (loss)	56	59	31	35	6	14	64	(91)	-	174
Income tax (expense) benefit	(13)	(18)	(10)	(12)	-	(4)	(21)	30		(48)
Minority interest	-	-	-	(6)	-	-	-	-		(6)

Net operating income (loss) excluding realized investment gains (losses)	43	41	21	17	6	10	43	(61)	-	120

Realized investment gains (losses),net of tax, participating policy-holders' and minority interests	15	6	3	3	4	2	(8)	(4)	-	21

Net income (loss)	$58	$47	$24	$20	$10	$12	$35	$(65)	$-	$141

Note J.  Restructuring and Other Related Charges

At December 31, 2000, the remaining accrued restructuring and other related charges consisted of $7 million of lease termination costs.  During the first quarter of 2001, approximately $2 million of these accrued costs were paid.

Note K.  Significant Transactions

Individual Life Reinsurance Transaction

Effective December 31, 2000, CNA completed a transaction with Munich American Reassurance Company (MARC), whereby MARC acquired CNA's individual life reinsurance business (CNA Life Re) via an indemnity reinsurance agreement.  CNA will continue to accept and retrocede business on existing CNA Life Re contracts until such time that CNA and MARC are able to execute novations of each of CNA Life Re’s assumed and retroceded reinsurance contracts.

MARC assumed approximately $294 million of liabilities (primarily future policy benefits and claim reserves) and approximately $209 million in assets (primarily uncollected premiums and deferred policy acquisition costs).   The net gain from the reinsurance transaction, which is subject to certain post-closing adjustments, has been recorded as deferred revenue and will be recognized in income over the next 12 to 18 months as CNA Life Re’s assumed contracts are novated to MARC.

The CNA Life Re business contributed net earned premiums of $49 million and pre-tax operating income of $10 million for the three months ended March 31, 2000.

Note L.  Related Party Transactions

CNA reimburses Loews, or pays directly to Loews employees, approximately $14 million annually for management fees, travel and related expenses, and expenses of investment facilities and services provided to CNA.

CNA and its eligible subsidiaries are included in the consolidated Federal income tax return of Loews and its eligible subsidiaries.  During the first quarter of 2001 and 2000, CNA received a tax refund of $16 million and $136 million from Loews.

CNA writes, at standard rates, a limited amount of insurance for Loews and its affiliates.  Total premiums from Loews and its affiliates are less than $6 million on an annual basis.

CNA assumes the risk for a limited amount of insurance from R.V.I. Guaranty Company, Inc., a 50% owned affiliate.  Written premiums assumed are less than $13 million on an annual basis.

CNA sponsors a stock ownership plan whereby the Company finances the purchase of Company stock by certain executive officers.

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operations

The following discussion highlights significant factors influencing the consolidated operations and financial condition of CNA.   Loews Corporation (Loews) owns approximately 87% of the outstanding common stock of CNAF.  The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes found on pages 1 to 20.

CNA is one of the largest insurance organizations in the United States and based on 1999 net written premiums, is the eighth largest property-casualty company and the thirty-sixth largest life insurance company.

CNA conducts its operations through seven operating segments.  In addition to the seven operating segments, certain other activities are reported in the Corporate and Other segment.  These operating segments reflect the way in which CNA distributes its products to the marketplace and the way in which it manages operations and makes business decisions.

Operating Results

The following table summarizes key components of operating results for the three months ended March 31, 2001 and 2000.

Consolidated Operations

Three months ended March 31	2001	2000
(In millions, except per share data)

Revenues:
Net earned premiums	$2,531	$2,770
Net investment income	517	532
Other revenues	193	156

Total revenues	3,241	3,458

Claims, benefits and expenses	3,065	3,284

Operating income before income tax and minority interest	176	174

Income tax expense	(51)	(48)
Minority interest	(6)	(6)

Net operating income	119	120

Net realized investments gains, net of tax and minority interest	237	21
Cumulative effect of a change in accounting principle, net of tax	(61)	-

Net income	$295	$141

Basic and diluted earnings per share:
Net operating income	$0.65	$0.64
Net realized investment gains, net of tax and minority interest	1.30	0.12
Cumulative effect of a change in accounting principle, net of tax	(0.34)	-

Basic and diluted earnings per share available to common stockholders	$1.61	$0.76

Weighted average outstanding common stock and common stock equivalents	183.3	184.2

The following table summarizes net operating income (loss) for the three months ended March 31, 2001 and 2000.

Net Operating Income (Loss) by Segment

Three months ended March 31	2001	2000
(In millions)

Agency Market Operations	$42	$43
Specialty Operations	30	41
CNA Re	18	21
Global Operations	13	17
Risk Management	14	6
Group Operations	15	10
Life Operations	42	43
Corporate and Other	(55)	(61)

Net operating income	$119	$120

Net earned premiums decreased $239 million, or 9%, to $2,531 for the first three months of 2001 as compared with the same period in 2000.  This decline is due to a continued effort to re-underwrite the business and obtain adequate rates for exposures underwritten, additional ceded premiums related to excess-of-loss reinsurance treaties (See Note F to the Condensed Consolidated Financial Statements) and a decline in net earned premiums in Group Operations, including the reduction of earned premiums as a result of the sale of Life Reinsurance (See Note K to the Condensed Consolidated Financial Statements for a discussion of this transaction).

Net operating income was $119 million, or $0.65 per share, for the first three months of 2001, compared with net operating income of $120 million, or $0.64 per share, for the same period in 2000.   Net operating income decreased $11 million for the property-casualty segments, offset by an increase of $5 million for Group Operations and a net operating loss decrease of $6 million for the Corporate and Other segment. Excluding the $37 million (pre-tax) effect of the non-recurring ceding commission included in 2000 related to the sale of Personal Insurance to Allstate, underwriting results for the property-casualty segments improved $36 million, most notably in Commercial Insurance.  Net operating income for Life Operations was flat as improved earnings of the Index 500 product was offset by lower investment income.

During the first quarter of 2001, the Company reclassified equity method income from limited partnership investments.  This income was previously classified in realized investment gains, net of tax and minority interest, and is now classified in net investment income.  The after-tax impact of this reclassification on net operating income was $24 million and $36 million in the first three months of 2001 and 2000.

Effect of the Reclassification of Limited Partnership Income on Net Operating Income

Three months ended March 31	2001	2000
(In millions)

Agency Market Operations	$14	$17
Specialty Operations	5	6
CNA Re	3	3
Global Operations	2	2
Risk Management	4	4
Group Operations	1	2
Life Operations	(6)	2
Corporate and Other	1	-

Total	$24	$36

Net operating income was adversely affected by $6 million in the first quarter of 2001 by two aggregate excess-of-loss reinsurance treaties.  See Note F of the Condensed Consolidated Financial Statements for further discussion of excess-of-loss reinsurance treaties.

Net income for the first quarter of 2001 was $295 million, or $1.61 per share, compared with net income of $141 million, or $0.76 per share, for the same period in 2000. Net realized gains increased $216 million primarily attributable to increased gains on the sales of fixed maturity securities and real estate.  Also included in net income for the first quarter of 2001 was the cumulative effect of a change in accounting principle of $61 million related to the implementation of Statement of Financial Accounting Standard (SFAS) 133, which impacts the accounting for derivative instruments.  See Note D to the Condensed Consolidated Financial Statements for a complete discussion of the Company’s adoption of this accounting pronouncement.

The CNA property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates.  This change was made in conjunction with statutorily required changes in recording written premiums. The change in timing of recording written premiums has no impact on net earned premiums or net income.

The following table presents the effect of the adjustments made to written premiums for the period ending March 31, 2001 for each of the Company’s segments.

Adjustments to Net Written Premiums

For the three months ended March 31, 2001	2001
(In millions)

Agency Market Operations	$84
Specialty Operations	18
CNA Re	-
Global Operations	8
Risk Management	3
Group Operations	-
Life Operations	-
Corporate and Other	-

Total	$113

Discussions of the results of operations from the Company’s segments follow.

Agency Market Operations

Agency Market Operations builds on the Company’s long and successful relationship with the independent agency distribution system to market a broad range of property-casualty insurance products and services to small and middle market businesses.  Business products include workers’ compensation, commercial packages, general liability, umbrella and commercial auto, as well as a variety of creative risk management services. In addition, Agency Market Operations includes a professional employer organization, CNA UniSource, which provides various employer-related services.

Operating Results

Three months ended March 31	2001	2000
(In millions)

Net written premiums	$678	$827
Net earned premiums	731	833
Underwriting loss	(88)	(112)
Net operating income	42	43

Ratios:
Loss and loss adjustment expense	75.3%	81.4%
Expense	33.8	29.8
Dividend	2.9	2.2

Combined	112.0%	113.4%

Net written premiums for Agency Market Operations decreased $149 million, or 18%, to $678 million for the first three months of 2001 as compared with the same period in 2000.  The decrease in net written premiums includes $84 million related to the adjustment in net written premiums. Net earned premiums decreased $102 million, or 12%, to $731 million for the first three months of 2001 as compared with the same period in 2000. These decreases are due to the continued effort to re-underwrite business and obtain adequate rates for exposures underwritten Also, these premium declines are partially due to $24 million in additional ceded premiums related to accident year 2001 excess-of-loss reinsurance treaties.   See Note F to the Condensed Consolidated Financial Statements for discussion of these reinsurance treaties.

The combined ratio improved 1.4 points to 112.0% for the three months ended March 31, 2001 as compared with 2000 and underwriting results improved $24 million.  The improvement in underwriting results and combined ratio was driven principally by the loss ratio improvement of 6.1 points which reflects improved current year loss experience, most notably in workers compensation and package property lines within Commercial Insurance, as well as earned rate achievement and re-underwriting efforts undertaken last year. The expense ratio increased 4.0 points due to the reduced net earned premium base in the current quarter. However, operating expenses have decreased slightly in the first quarter of 2001 as compared with 2000. This net decrease is the result of lower expenses throughout Agency Markets to more than offset the non-recurring ceding commission included in 2000 of $37 million related to the sale of Personal Insurance to Allstate. The dividend ratio increased 0.7 points due to adverse development in dividend reserves in Commercial Insurance.  Net operating income was relatively flat for the first three months of 2001 as compared with the same period in 2000 based on decreased net investment income offset by improved underwriting results, especially in Commercial Insurance.

Commercial Insurance achieved a rate increase of 16% for the first quarter of 2001 and a retention rate of 70%.

Specialty Operations

Specialty Operations provides a broad array of professional, financial and specialty property-casualty products and services through a network of brokers, managing general underwriters and independent agencies.  Specialty Operations provides creative solutions for managing the risks of its clients, including architects, engineers, lawyers, healthcare professionals, financial intermediaries and corporate directors and officers.

Operating Results

Three months ended March 31	2001	2000
(In millions)

Net written premiums	$136	$169
Net earned premiums	174	192
Underwriting loss	(22)	(3)
Net operating income	30	41

Ratios:
Loss and loss adjustment expense	84.5%	77.6%
Expense	27.9	24.1

Combined	112.4%	101.7%

Net written premiums for Specialty Operations declined $33 million, or 20%, to $136 million for the first three months of 2001 as compared with the same period in 2000. The decrease in net written premiums includes $18 million related to the adjustment in written premiums. Net earned premiums declined $18 million, or 9%, to $174 million for the first three months of 2001 as compared with the same period in 2000.  These declines were primarily the result of active decisions to renew only those accounts which meet current underwriting guidelines supporting the ongoing commitment to underwriting discipline, especially in the dental professionals and physicians products.

The combined ratio increased by 10.7 points to 112.4% for the three months ended March 31, 2001 as compared with the same period in 2000 and underwriting results declined by $19 million. These declines relate to increases in both the loss and expense ratios.  Although, total net losses have decreased in the first quarter of 2001 as compared with the same period in 2000, the loss ratio increased 6.9 points due to a decreased benefit from the use of reinsurance, partially offset by the re-underwriting actions described above.  The expense ratio increased 3.8 points due to increased underwriting expenses.  Net operating income declined to $30 million for the first three months of 2001 as compared with $41 million in 2000 principally as a result of the decline in underwriting results described above.

The non-medical professional liability book achieved a single-digit rate increase for the first quarter of 2001 and a retention rate of 85%. The medical professional liability book achieved a rate increase of 18% and a retention rate of 72% for the first quarter of 2001.

CNA Re

CNA Re operates globally as a reinsurer in the broker market, offering both treaty and facultative products.  CNA Re’s operations include the business of CNA Reinsurance Company Limited (CNA Re U.K.), a United Kingdom based reinsurance company, and United States operations based in Chicago.  While CNA Re’s primary product is traditional treaty reinsurance, it also offers facultative and financial reinsurance.

Operating Results

Three months ended March 31	2001	2000
(In millions)

Net written premiums	$201	$380
Net earned premiums	159	243
Underwriting loss	(23)	(19)
Net operating income	18	21

Ratios:
Loss and loss adjustment expense	75.1%	70.2%
Expense	39.2	37.7

Combined	114.3%	107.9%

Net written premiums for CNA Re decreased $179 million, or 47%, to $201 million for the first three months of 2001 as compared with the same period in 2000. Net earned premiums decreased $84 million, or 35%, to $159 million for the first three months of 2001 as compared with the same period in 2000.  These declines reflect decisions made for 2001 not to renew contracts, including multi-year contracts, that management believed did not meet its underwriting profitability targets.  These contracts included credit and bond, London market lineslip insurance and European casualty facultative lines of business.

The combined ratio increased 6.4 points to 114.3% for the three months ended March 31, 2001 as compared with the same period in 2000 and underwriting results declined $4 million.  Increases in both the loss and expense ratios led to the unfavorable change in the combined ratio. The increase in the loss ratio of 4.9 points was principally the result of favorable loss development taken in 2000 that lowered the 2000 loss ratio.  Acquisition and underwriting expenses have decreased in the first quarter of 2001 compared with the same period in 2000; however, the expense ratio has increased due to a reduced net earned premium base in the current quarter. Net operating income decreased $3 million for the first three months of 2001 as compared with the same period in 2000 due to the decline in underwriting results and net investment income.

For the January 1, 2001 renewal period CNA Re continued to push forward its profitability objectives and was able to achieve targeted rate increases; however, the retention rate was less than expected.   The most significant non-renewals occurred in the London operation as CNA Re management continues to focus on underwriting excellence and profitability.

Global Operations

Global Operations provides products and services to United States-based customers, customers expanding overseas and foreign customers.  The major product lines include marine, commercial and contract surety, warranty and specialty products, as well as commercial property and casualty coverages.

Operating Results

Three months ended March 31	2001	2000
(In millions)

Net written premiums	$281	$281
Net earned premiums	285	274
Underwriting (loss) gain	(10)	2
Net operating income	13	17

Ratios:
Loss and loss adjustment expense	60.5%	56.7%
Expense	42.7	42.4
Dividend	0.2	0.2

Combined	103.4%	99.3%

Net written premiums for Global Operations remained flat at $281 million for the first three months of 2001 and the same period in 2000. Net earned premiums increased $11 million, or 4%, to $285 million for the first three months of 2001 as compared with the same period in 2000. Both net written and net earned premiums were affected as a result of growth in the commercial casualty and property lines in the European operations and in the vehicle warranty line. Offsetting the growth in net written premiums was $8 million related to the adjustment in net written premiums.  The increases in earned premiums were partially offset by declines in the equipment maintenance warranty line of business and increased ceded premiums in the surety lines.

The combined ratio increased 4.1 points to 103.4% for the three months ended March 31, 2001 as compared with the same period in 2000 and underwriting results declined $12 million.  These declines were principally due to the increase in the loss ratio.  The loss ratio increase of 3.8 points is primarily attributable to adverse experience in 2001 in the marine lines and adverse development in the surety lines. Net operating income decreased $4 million for the quarter due to the decline in underwriting results, partially offset by increased net investment income.

Global Operations achieved single digit average rate increases across its businesses during the first three months of 2001. Retention rates were in the high 80 percent range. Retention rates do not apply to the Surety and Warranty businesses.

Risk Management

Risk Management serves the property-casualty needs of large domestic commercial businesses, offering customized strategies to address the management of business risks.  Also, Risk Management, primarily through RSKCoSM, provides total risk management services relating to claims, loss control, cost management and information services to the commercial insurance marketplace.

Operating Results

Three months ended March 31	2001	2000
(In millions)

Net written premiums	$217	$222
Net earned premiums	129	144
Underwriting loss	(26)	(36)
Net operating income	14	6

Ratios:
Loss and loss adjustment expense	84.7%	91.6%
Expense	34.0	33.7
Dividend	1.6	-

Combined	120.3%	125.3%

Net written premiums for Risk Management decreased $5 million, or 2%, to $217 million for the first three months of 2001 as compared with the same period in 2000. Net earned premiums decreased $15 million, or 10%, to $129 million for the first quarter of 2001 as compared with the same period in 2000. These declines were the result of a continued focus on re-underwriting the book of business.

The combined ratio improved 5.0 points to 120.3% for the three months ended March 31, 2001 as compared with the same period in 2000 and underwriting results improved $10 million. These improvements are principally the result of improvement in the loss ratio.  The loss ratio improvement of 6.9 points is a result of increased rate and improved loss experience in the casualty line, partially offset by adverse loss experience in the property line.   Total operating expenses for Risk Management have decreased in the first quarter of 2001 due to decreased operating expenses in the casualty line of business; however, the expense ratio increased 0.3 points due to the reduced net earned premium base.  Net operating income increased by $8 million in the first quarter of 2001 as a result of the improved underwriting results and increased earnings for RSKCoSM.

Risk Management continues to achieve double-digit rate increases across its entire book of business in 2001 while maintaining premium-weighted retention in the low 80% range.  Risk Management has realized increased success in attracting new casualty business in the first quarter of 2001, writing 14 new accounts.  Risk Management has also launched an initiative designed to significantly increase quality and improve net operating income through the review and improvement of all activities that create, market and support its products and services.

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

Operating Results

Three months ended March 31	2001	2000
(In millions)

Net earned premiums	$818	$883
Net operating income	15	10

Net earned premiums for Group Operations decreased $65 million, or 7%, to $818 million for the first three months of 2001 as compared with the same period in 2000. Net earned premiums declined $49 million as a result of the sale of the Life Reinsurance business on December 31, 2000 and $37 million in group reinsurance as a result of terminating contracts with unprofitable independent underwriting agencies. See Note K of the Condensed Consolidated Financial Statements for a discussion of the Life Reinsurance transaction. These declines were partially offset by growth of $18 million in Group Benefits lines of business.

Net operating income increased by $5 million in the first quarter of 2001 as compared with the same period in 2000. This improvement is a result of exiting unprofitable lines of business and lower expenses in Federal Markets which more than offset the sale of Life Reinsurance.

Life Operations

Life Operations provides financial protection to individuals through a full product line of term life insurance, universal life insurance, long term care insurance, annuities and other products.  Life Operations also provides retirement services products to institutions in the form of various investment products and administration services. Life Operations has several distribution relationships and partnerships including managing general agencies, other independent agencies working with CNA life sales offices, a network of brokers and dealers and various other independent life insurance consultants.

Operating Results

Three months ended March 31	2001	2000
(In millions)

Sales volume*	$609	$1,018
Net earned premiums	248	212
Net operating income	42	43

*Sales volume is a cash-based measure that includes premiums and annuity considerations, investment contract deposits and other sales activities that are not reported as premiums under accounting principles generally accepted in the United States of America (GAAP).

Sales volume for Life Operations declined $409 million, or 40%, to $609 million for the first three months of 2001 as compared with the same period in 2000.  Sales volume decreased primarily in institutional products and variable annuity sales influenced in part by the decline in the stock market.  Sales to institutional markets tend to be “large case” institutional markets’ sales, which can be sporadic, opportunistic and sensitive to independent agency ratings, and as such can be volatile over short periods. This decrease was partially offset by a growing in-force block of business in Long Term Care products and increased international annuity sales. Net earned premiums increased $36 million, or 17%, to $248 million for the first three months of 2001 as compared with the same period in 2000. This improvement is primarily attributable to the growing block of in-force business and increased new sales in Long Term Care, improved sales of structured settlements in the Retirement Services line and increased annuity sales internationally.

Net operating income for the first three months of 2001 was slightly lower than net operating income for the same period in 2000.   This decrease was due to decreased net investment income, partially offset by improved investment performance in the Index 500 product sold to institutions and favorable results in both the Individual Life and Long Term Care business.

Life Operations is continuing to develop and bring new innovative products to the marketplace to take advantage of selected opportunities. This coupled with a strong commitment to profitable growth should generate increased sales in selected lines, such as Long Term Care, throughout the year.

Corporate and Other

The Corporate and Other segment results consist of interest expense on corporate borrowings, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation (Fibreboard), financial guarantee insurance contracts, and certain non-insurance operations, including eBusiness initiatives.

Net operating losses decreased to $55 million for the first three months of 2001 as compared with $61 million in the same period during 2000.

Restructuring and Other Related Charges

On August 5, 1998, CNA announced estimates of the financial implications of its initiatives to achieve world-class performance.  “World-class performance,” as defined by the Company, refers to the Company’s intention to position each of its strategic business units (SBU) as a market leader by sharpening its focus on customers and employing new technology to work smarter and faster.  In the third quarter of 1998, the Company finalized and approved a plan to restructure its operations.  The restructuring plan focused on a gross workforce reduction of approximately 4,500 employees resulting in a net reduction of approximately 2,400 employees, the consolidation of certain processing centers, the closing of various facilities and the exiting of certain businesses.

At December 31, 2000, the remaining accrued restructuring and other related charges consisted of $7 million of lease termination costs.  During the first quarter of 2001, approximately $2 million of these accrued costs were paid.

Investments

The components of net investment income for the three months ended March 31, 2001 and 2000 are presented in the following table.

Net Investment Income

Three months ended March 31	2001	2000

Fixed maturity securities:
Bonds:
Taxable	$417	$381
Tax-exempt	34	58
Limited Partnerships	36	56
Short-term investments	42	32
Other	4	19

	533	546
Investment expenses	(16)	(14)

Net investment income	$517	$532

During the first quarter of 2001, the Company reclassified equity method income from limited partnership investments.  This income was previously classified in realized investment gains, net of participating policyholders’ and minority interests.  Effective in 2001, equity method income from limited partnership investments is classified in net investment income, as shown in the preceding table.  Income from limited partnership investments decreased $20 million for the first quarter of 2001 compared with the same period in 2000.

The Company experienced lower net investment income in the first three months of 2001 as compared with the same period in 2000 due to decreases in limited partnership income, partially offset by an improved yield in the core bond and stock portfolios. The bond segment of the investment portfolio yielded 6.6% in the first three months of 2001 as compared with 6.4% during the same period in 2000.

The components of net realized investment gains for the three months ended March 31, 2001 and 2000 are presented in the following table.

Net Realized Investment Gains

Three months ended March 31	2001	2000
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$128	$(26)
Corporate and other taxable bonds	(8)	(25)
Tax-exempt bonds	53	(26)
Asset-backed bonds	51	(17)

Total fixed maturity securities	224	(94)

Equity securities	72	85
Derivative securities	(5)	(2)
Other invested assets	89	43

Total realized investment gains	380	32

Allocated to participating policyholders	(9)	1
Income tax expense	(134)	(12)

Net realized investment gains	$237	$21

Net realized investment gains increased $216 million in the first three months of 2001 as compared with the same period in 2000.  This increase primarily relates to gains resulting from sales of fixed maturity securities and the sale of a New York real estate property of $55 million.

A primary objective in the management of the fixed maturity portfolio is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or credit and tax considerations.  This activity will produce realized gains and losses depending on market conditions including interest rates.

Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying financial statements.  Accordingly, changes in fair value for these securities are reported in other comprehensive income.

The following table presents the carrying values of the Company’s investments at March 31, 2001 and December 31, 2000, and the change in unrealized gains/(losses) of those securities included in other comprehensive income for the three months ended March 31, 2001.

General Account Investments			Three Months
			Ended
			March 31, 2001
			Change in
	March 31,	December 31,	Unrealized
(In millions)	2001	2000	Gains/(Losses)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$7,225	$5,298	$(5)
Asset-backed securities	5,708	7,623	27
Tax-exempt securities	2,219	3,349	(32)
Taxable securities	11,677	10,328	252
Redeemable preferred stocks	56	54	-

Total fixed maturity securities	26,885	26,652	242

Equity securities:
Common stock	2,157	2,216	(99)
Non-redeemable preferred stock	211	196	(1)

Total equity securities	2,368	2,412	(100)
Short-term investments	6,231	4,723	-
Other investments	1,602	1,335	-

Total investments	$37,086	$35,122	142
Separate account business and other			100

Change in unrealized gains (losses) reported in other comprehensive income			$242

The Company’s general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

Total net unrealized gains of the general account investments were $1,549 million at March 31, 2001 compared with $1,310 million at December 31, 2000.  The unrealized position at March 31, 2001 was composed of an unrealized gain of $345 million for fixed maturities, and an unrealized gain of $1,204 million for equity securities.

The Company’s investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue.  Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 92% and 93% of which are rated as investment grade at March 31, 2001 and December 31, 2000.  The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

General Account Bond Ratings	March 31,		December 31,
	2001	%	2000	%

U.S. Government and affiliated agency securities	$8,488	32%	$8,689	32%
Other AAA rated	6,473	24	7,120	27
AA and A rated	5,573	21	5,954	22
BBB rated	4,141	15	3,066	12
Below investment-grade	2,154	8	1,769	7

Total	$26,829	100%	$26,598	100%

At March 31, 2001 and December 31, 2000, approximately 99% and 98% of the general account portfolio are U.S. Government agencies or were rated by Standard & Poor’s or Moody’s Investors Service.  The remaining bonds were rated by other rating agencies, outside brokers or Company management.

Below investment grade bonds, as presented in the table above, are high yield securities rated below BBB by bond rating agencies, as well as other unrated securities that, in the opinion of management, are below investment-grade.  High-yield securities generally involve a greater degree of risk than investment-grade securities.  However, expected returns should compensate for the added risk.  This risk is also considered in the interest rate assumptions for the underlying insurance products.

Included in CNA's general account fixed maturity securities at March 31, 2001 are $5,708 million of asset-backed securities, at fair value, consisting of approximately 43% in collateralized mortgage obligations (CMOs), 31% in U.S. government agency issued pass-through certificates, 20% in corporate asset-backed obligations and 6% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

Short-term investments at March 31, 2001 and December 31, 2000 primarily consisted of commercial paper and money market funds. The components of the general account short-term investment portfolio are presented in the following table.

Short-term Investments	March 31,	December 31,
(In millions)	2001	2000

Commercial paper	$4,074	$3,291
U.S. Treasury securities	355	383
Money market funds	1,467	620
Other	335	429

Total short-term investments	$6,231	$4,723

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk). CNA considers the derivatives in its general account to be held for purposes other than trading.  Derivative securities are recorded at fair value at the reporting date.

Certain Derivatives in separate accounts are held for trading purposes.  The Company uses these derivatives to mitigate market risk by purchasing S&P 500R index futures in a notional amount equal to the contract liability relating to Life Operations’ Index 500 guaranteed investment contract product.

Market Risk

Market risk is a broad term related to changes in the fair value of a financial instrument. Discussions herein regarding market risk focus on only one element of market risk - price risk.  Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index or price underlying the financial instrument. The Company’s primary market risk exposures are due to changes in interest rates, although the Company has certain exposures to changes in equity prices and foreign currency exchange rates.  The fair value of the financial instruments are adversely affected when interest rates rise, equity markets decline and the dollar strengthens against foreign currency.

Active management of market risk is integral to the Company’s operations.  The Company may use the following tools to manage its exposure to market risk within defined tolerance ranges: 1) change the character of future investments purchased or sold, 2) use derivatives to offset the market behavior of existing assets and liabilities or assets expected to be purchased and liabilities to be incurred or 3) rebalance its existing asset and liability portfolios.

The Company’s market risk has not changed materially since year-end and is therefore not discussed herein.  Please see the Annual Report for disclosures related to market risk.

Liquidity and Capital Resources

The principal operating cash flow sources of CNA’s property-casualty and life insurance subsidiaries are premiums and investment income.  The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the three months ended March 31, 2001, net cash used in operating activities was $123 million as compared with $492 million for the same period in 2000.  The improvement related primarily to decreased net outflows from underwriting activities, including decreased paid losses, partially offset by decreased Federal income tax refunds.

For the three months ended March 31, 2001, net cash inflows from investment activities was $272 million as compared with $672 million for the same period in 2000.  Cash flows from investing activities were principally related to purchases and sales of invested assets.  Cash inflows decreased from the prior year as invested asset purchases increased.

For the three months ended March 31, 2001, net cash used in financing activities was $170 million as compared with $154 million for the same period in 2000.  Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

Effective January 30, 2001, the Company sold the 180 Maiden Lane, New York, facility.  The sale of this property provided additional liquidity to the Company with net sale proceeds of $277 million.

As of April 30, 2001, CNA replaced its $750 million revolving credit facility (the Prior Facility) with a new $500 million revolving credit facility (the New Facility). No loans were outstanding under either the Prior Facility or the New Facility. The Prior Facility was scheduled to expire on May 10, 2001.  The New Facility is split into two parts, a $250 million component with a 364-day expiration date (with an option by CNA to turn this part of the New Facility into a one-year term loan) and a $250 million component with a 3-year expiration date. The Company pays a facility fee to the lenders of the New Facility for having funds available for loans under both components.  The facility fee on the 364-day component is 12.5 basis points (which is the same as the fee on the expiring revolver) while the fee on the 3-year component is 15 basis points.  In addition to the facility fees, if the Company borrows under the New Facility, the Company at its current debt rating will pay an interest rate on outstanding loans equal to the London Interbank Offering Rate (LIBOR) plus 50 basis points for the 364-day component and LIBOR plus 47.5 basis points for the 3-year component.  If the Company has outstanding loans equaling more than 50% of the amounts available under the New Facility, the Company also will pay a utilization fee of 12.5 basis points on such loans. The New Facility will be used for general corporate purposes including supporting the commercial paper program. During the first three months of 2001, CNA reduced its commercial paper borrowings by $127 million and letters of credit by $161 million.

The table below reflects ratings issued by A.M. Best, Standard and Poor's, Moody's and Fitch for the Continental Casualty Company (CCC) Pool, the Continental Insurance Company (CIC) Pool and the Continental Assurance Company (CAC) Pool. Also rated were CNAF’s senior debt, commercial paper and The Continental Corporation’s (Continental) senior debt.

Debt Ratings
	Insurance Ratings			CNAF		Continental
	CCC Pool	CAC Pool	CIC Pool	Senior	Commercial	Senior
	Financial Strength			Debt	Paper	Debt

A. M. Best	A	A	A-	-	-	-
Fitch	AA-	AA	-	A-	-	-
Moody's	A2	A2*	A3	Baa1	P2	Baa2
S&P	A	AA-	A-	BBB	A2	BBB-

* CAC and Valley Forge Life Insurance Company (VFL) are rated separately by Moody's and both have an A2 rating.

Accounting Pronouncements

In the first quarter of 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS 133).  The Company’s initial adoption of SFAS 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS 133 resulted in an after-tax decrease to first quarter 2001 earnings of $61 million. Of this transition amount, approximately $58 million related to investments and investment-related derivatives.  Because the Company already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $58 million to stockholders’ equity (accumulated other comprehensive income).  See Note D for a complete discussion of the Company’s adoption of these accounting pronouncements.

On January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles (Codification) for preparing its statutory-basis financial statements.  Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2001.  However, statutory accounting principles will continue to be established by individual state laws and permitted practices.  The states in which CNAF’s insurance subsidiaries conduct business required adoption of Codification (with certain modifications) for the preparation of statutory-basis financial statements effective January 1, 2001.  The Company’s adoption of Codification, as modified, resulted in an increase in statutory capital and surplus as of January 1, 2001 of approximately $175 million, which primarily relates to deferred tax assets, partially offset by insurance-related assessments and pension-related liabilities.

Additionally, CNA’s property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates.  This change was made in conjunction with changes required by Codification related to the recording of written premiums. The change in timing of recording written premiums has no impact on net earned premiums or net income.

Forward Looking Statements

The statements contained in this management discussion and analysis that are not historical facts are forward-looking statements.  When included in the management’s discussion and analysis, the words “believes,” “expects,” “intends,” “anticipates,” “estimates” and analogous expressions are intended to identify forward-looking statements.  Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected.  Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and claim trends and the effect on loss reserves; the performance of reinsurance companies under reinsurance contracts with the Company; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and stocks); changes in foreign, political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; judicial decisions and rulings; the effect on the Company of changes in rating agency policies and practices; the results of financing efforts; changes in the Company's composition of operating segments; the actual closing of contemplated transactions; and agreements and various other matters and risks (many of which are beyond the Company’s control) detailed in the Company’s SEC filings.  These forward-looking statements speak only as of the filing date of this document.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

CNA FINANCIAL CORPORATION

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNA FINANCIAL CORPORATION

Date: May 3, 2001	By: /s/ ROBERT V. DEUTSCH
Robert V. Deutsch
Senior Vice President and
Chief Financial Officer