Form 10-Q
period 2001-06-30
CNA FINANCIAL CORP
filed 2001-08-15
CIK 21175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001 Commission File Number 1-5823

CNA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-6169860
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

CNA Plaza
Chicago, Illinois	60685
(Address of principal executive offices)	(Zip Code)

(312) 822-5000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No...

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2001

Common Stock, Par value $2.50	185,272,498

CNA FINANCIAL CORPORATION
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED BALANCE SHEETS JUNE 30, 2001 (Unaudited) AND DECEMBER 31, 2000	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000	3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) JUNE 30, 2001	4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	63

SIGNATURES	63

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2001	2000

(In millions, except share data)
Assets:

Investments:

Fixed maturity securities available-for-sale (amortized cost of $26,737 and $26,579)	$26,854	$26,652

Equity securities available-for-sale (cost of $1,281 and $1,175)	1,575	2,412

Mortgage loans and real estate (less accumulated depreciation of $1 and $1)	25	26

Policy loans	194	193

Other invested assets	1,359	1,116

Short-term investments	5,882	4,723

Total investments	35,889	35,122

Cash and cash equivalents	142	163

Receivables:

Reinsurance	11,133	9,397

Insurance	4,286	5,026

Less allowance for doubtful accounts	(321)	(321)

Accrued investment income	401	404

Receivable for securities sold	993	424

Deferred acquisition costs	2,464	2,418

Prepaid reinsurance premiums	1,356	1,445

Federal income taxes recoverable (includes $842 and $25 due from Loews)	850	15

Deferred income taxes	879	503

Property and equipment at cost (less accumulated depreciation of $794 and $802)	476	716

Intangibles	297	317

Other assets	2,342	2,152

Separate account business	4,081	4,287

Total assets	$65,268	$62,068

Liabilities and Stockholders’ Equity:

Liabilities:

Insurance reserves:

Claim and claim adjustment expense	$29,507	$26,962

Unearned premiums	4,756	4,821

Future policy benefits	7,055	6,669

Policyholders’ funds	590	602

Collateral on loaned securities and derivatives	2,407	1,308

Payables for securities purchased	1,312	593

Participating policyholders’ funds	110	131

Debt	2,468	2,729

Other liabilities	5,170	4,102

Separate account business	4,081	4,287

Total liabilities	57,456	52,204

Commitments and contingencies (Note E)
Minority interest	219	217

Stockholders’ equity:

Common stock ($2.50 par value; 500,000,000 shares authorized; 185,525,907 shares issued; and 183,272,498 and 183,263,873 shares outstanding at June 30, 2001 and December 31, 2000)	464	464

Additional paid-in capital	126	126

Retained earnings	6,860	8,327

Accumulated other comprehensive income	286	873

Treasury stock, at cost	(70)	(71)

	7,666	9,719

Notes receivable for the issuance of common stock	(73)	(72)

Total stockholders’ equity	7,593	9,647

Total liabilities and stockholders’ equity	$65,268	$62,068

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months

	2001	2000	2001	2000
Period ended June 30
(In millions, except per share data)
Revenues:

Net earned premiums	$1,603	$2,778	$4,134	$5,548

Net investment income	411	598	928	1,130

Realized investment gains, net of participating policyholders’ and minority interests	568	271	939	304

Other revenues	152	190	345	346

Total revenues	2,734	3,837	6,346	7,328

Claims, Benefits and Expenses:

Insurance claims and policyholders’ benefits	4,297	2,348	6,406	4,691

Amortization of deferred acquisition costs	450	532	874	925

Other operating expenses	501	415	984	911

Restructuring and other related charges	56	—	62	—

Interest	41	48	84	100

Total claims, benefits and expenses	5,345	3,343	8,410	6,627

(Loss) income before income tax, minority interest and cumulative effect of a change in accounting principle	(2,611)	494	(2,064)	701

Income tax benefit (expense)	855	(157)	670	(217)

Minority interest	(6)	(7)	(12)	(13)

(Loss) income before cumulative effect of a change in accounting principle	(1,762)	330	(1,406)	471

Cumulative effect of a change in accounting principle, net of tax of $33	—	—	(61)	—

Net (loss) income	$(1,762)	$330	$(1,467)	$471

Basic and Diluted (Loss) Earnings Per Share:

(Loss) income before cumulative effect of a change in accounting principle	$(9.61)	$1.80	$(7.66)	$2.56

Cumulative effect of a change in accounting principle, net of tax	—	—	(0.34)	—

Basic and diluted (loss) earnings per share available to common stockholders	$(9.61)	$1.80	$(8.00)	$2.56

Weighted average outstanding common stock and common stock equivalents	183.3	183.3	183.3	183.8

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	2001	2000
Six months ended June 30
(In millions)
Net Cash Flows used by Operating Activities:

Net (loss) income	$(1,467)	$471

Adjustments to reconcile net (loss) income to net cash flows used by operating activities:

Cumulative effect of change in accounting principle, net of tax	61	—

Minority interest	12	13

Deferred income tax provision	(83)	162

Net realized investment gains	(939)	(304)

Equity method income	(32)	(158)

Amortization of intangibles	11	10

Amortization of bond discount	(124)	(147)

Depreciation	72	80

Changes in:

Receivables, net	(996)	(1,560)

Deferred acquisition costs	(51)	(134)

Accrued investment income	3	23

Federal income taxes recoverable/payable	(801)	291

Prepaid reinsurance premiums	89	(70)

Insurance reserves	2,889	308

Other, net	463	260

Total adjustments	574	(1,226)

Net cash flows used by operating activities	(893)	(755)

Net Cash Flows from Investing Activities:

Purchases of fixed maturity securities	(41,868)	(17,261)

Proceeds from fixed maturity securities:

Sales	30,076	19,772

Maturities, calls and redemptions	11,964	1,133

Purchases of equity securities	(752)	(952)

Proceeds from sales of equity securities	1,652	1,249

Change in short-term investments	(1,069)	(3,127)

Change in collateral on loaned securities and derivatives	1,099	415

Change in other investments	(210)	—

Purchases of property and equipment	(70)	(79)

Sales of property and equipment	258	—

Other, net	91	(8)

Net cash flows from investing activities	1,171	1,142

Net Cash Flows used by Financing Activities:

Dividends paid to preferred stockholders	—	(1)

Purchase of treasury stock	—	(30)

Receipts from investment contracts credited to policyholder account balances	2	3

Return of policyholder account balances on investment contracts	(38)	(72)

Principal payments on debt	(262)	(110)

Proceeds from issuance of debt	—	4

Redemption of preferred stock	—	(150)

Accrued interest on notes receivable for issuance of common stock	(1)	—

Net cash flows used by financing activities	(299)	(356)

Net change in cash and cash equivalents	(21)	31

Cash and cash equivalents, beginning of year	163	153

Cash and cash equivalents, end of period	$142	$184

Supplemental Disclosures of Cash Flow Information:

Cash paid (received):

Interest	$83	$75

Federal income taxes	182	(235)

Non-cash transactions:

Notes receivable for the issuance of common stock	—	(4)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A. Basis of Presentation

The Condensed Consolidated Financial Statements (Unaudited) include CNA Financial Corporation (CNAF) and its controlled subsidiaries, which include property-casualty insurance companies (principally Continental Casualty Company (CCC) and The Continental Insurance Company (CIC)) and life insurance companies (principally Continental Assurance Company (CAC), Valley Forge Life Insurance Company (VFL) and CNA Group Life Assurance Company (CNAGLAC)), collectively CNA or the Company. As of June 30, 2001, Loews Corporation (Loews) owned approximately 87% of the outstanding common stock of CNAF.

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in CNAF’s Annual Report to Shareholders for the year ended December 31, 2000 (incorporated by reference in Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000).

The interim financial data as of June 30, 2001 and 2000 and for the six months and three months ended June 30, 2001 and 2000 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.

Certain amounts applicable to prior periods have been reclassified to conform to presentation followed in 2001.

During the first quarter of 2001, the Company reclassified equity method income from limited partnership investments. This income was previously classified in realized investment gains, net of participating policyholders’ and minority interests and is now classified in net investment income. The after-tax impact of this reclassification on net operating results was a loss of $3 million and income of $66 million for the three months ended June 30, 2001 and 2000 and income of $21 million and $102 million for the six months ended June 30, 2001 and 2000.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Net investment income and realized investment gains, net of participating policyholders’ and minority interests is composed of the following.

Net Investment Income and Realized Investment Gains, Net of Participating Policyholders’ and Minority Interests

	Three Months		Six Months

	2001	2000	2001	2000
Period ended June 30
(In millions)
Fixed maturity securities	$436	$427	$887	$866

Short-term investments	37	53	79	91

Limited partnerships	(4)	102	32	158

Other	(45)	28	(41)	41

Gross investment income	424	610	957	1,156

Investment expense	(13)	(12)	(29)	(26)

Net investment income	$411	$598	$928	$1,130

Realized investment gains, net of participating policyholders’ and minority interests	$568	$271	$939	$304

Note B. Accounting Pronouncements

On April 1, 2001 the Company adopted Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). EITF 99-20 establishes how a transferor that retains an interest in securitized financial assets or an enterprise that purchases a beneficial interest in securitized financial assets should account for interest income and impairment. This issue did not have a significant impact on the results of operations or equity of the Company.

In the first quarter of 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and the Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS 133). The Company’s initial adoption of SFAS 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS 133 resulted in an after-tax decrease to first quarter 2001 earnings of $61 million. Of this transition amount, approximately $58 million related to investments and investment-related derivatives. Because the Company already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $58 million to stockholders’ equity (accumulated other comprehensive income). The remainder of the transition adjustment is attributable to collateralized debt obligation products that are derivatives under SFAS 133. See Note D for a complete discussion of the Company’s adoption of these accounting pronouncements.

Effective January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles (Codification) for preparing its statutory-basis financial statements. Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which CNAF’s insurance subsidiaries conduct business required adoption of Codification (with certain modifications). The Company’s adoption of

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Codification, as modified, resulted in an increase in statutory capital and surplus as of January 1, 2001 of $24 million, which primarily relates to deferred tax assets, partially offset by insurance-related assessments and pension-related liabilities.

Additionally, CNA’s property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates. This change was made in conjunction with changes required by Codification related to the recording of written premiums. The effect of this change was to reduce net written premiums by $118 million for the six months ended June 30, 2001. This change has no impact on net earned premiums or net income.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. CNA will adopt this standard for any future business combinations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and indefinite-lived intangible assets, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142, which for CNA will be January 1, 2002. The Company is in the process of quantifying the impact this new standard will have on its operations and intangible assets.

Note C. (Loss) Earnings Per Share

(Loss) earnings per share applicable to common stock are based on weighted average outstanding shares, retroactively adjusted for all stock splits. The computation of (loss) earnings per share was as follows.

(Loss) Earnings Per Share

	Three Months		Six Months

	2001	2000	2001	2000
Period Ended June 30
(In millions, except per share amounts)
Net (loss) income	$(1,762)	$330	$(1,467)	$471

Less preferred dividends	—	—	—	(1)

Net (loss) income applicable to common stock	$(1,762)	$330	$(1,467)	$470

Weighted average outstanding common stock and common stock equivalents	183.3	183.3	183.3	183.8

Basic and diluted (loss) earnings per share available to common stockholders	$(9.61)	$1.80	$(8.00)	$2.56

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

SFAS 133 requires that all derivatives be recorded in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of exposures to changes in fair value, cash flows or foreign currency exchange rates. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the nature of any hedge designation thereon. The Company’s accounting for changes in the fair value of general account derivatives is as follows.

Nature of Hedge Designation	Derivative's Change in Fair Value Reflected In:

No hedge designation	Realized investment gains.

Fair value	Realized investment gains, along with the change in fair value of the hedged asset or liability.

Cash flow	Other comprehensive income, with subsequent reclassification to earnings when the hedged transaction, asset or liability impacts earnings.

Foreign currency	Consistent with fair value or cash flow above, depending on the nature of the hedging relationship.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

Risk Management Strategies Regarding Market Risk

The Company has exposure to economic losses due to interest rate risk arising from changes in the level of, or volatility of, interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management, which includes rebalancing its existing portfolios or assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards, and commitments to purchase securities. These instruments are generally used to lock in interest rates or unrealized gains, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments, variable rate debt and life insurance liabilities. Historically, the Company has used these types of instruments as hedges against specific assets or liabilities on an infrequent basis.

The Company is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities, or instruments which derive their value from such securities. CNA attempts to mitigate its exposure to such risks by limiting its investment in any one security or index. The Company may also manage this risk by utilizing instruments such as options, swaps, futures and collars to protect appreciation in securities held. CNA uses derivatives in one of its separate accounts to mitigate equity price risk associated with its indexed group annuity contracts by purchasing Standard & Poor’s 500® (S&P 500®) index futures contracts in a notional amount equal to the contractholder liability, which is calculated using the S&P 500® rate of return.

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments denominated in a foreign currency. The Company’s foreign transactions are primarily denominated in Canadian Dollars, British Pounds and Euros. The Company manages this risk via asset/liability matching and through the use of foreign currency futures and/or forwards. Historically, the Company has infrequently designated these types of instruments as hedges against assets or liabilities.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Derivative Holdings

The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments. Interest rates, equity prices and foreign currency exchange rates affect the fair value of derivatives. The fair values generally represent the estimated amounts that CNA would expect to receive or pay upon termination of the contracts at the reporting date. Dealer quotes are available for substantially all of CNA’s derivatives. For derivative instruments not actively traded, fair values are estimated using values obtained from independent pricing services, costs to settle or quoted market prices of comparable instruments.

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows.

Derivative Financial Instruments

	Contractual	Fair Value
	Notional
	Amount	Asset	(Liability)
June 30, 2001
(In millions)
General Account:

Total return swaps	$12	$—	$—

Interest rate caps	500	1

Futures sold, not yet purchased	543	—	—

Forwards	177	—	(3)

Equity warrants	15	1	—

Collateralized debt obligation liabilities	170	—	(15)

Options purchased	18	1	—

Options written	1	—	—

Options embedded in convertible debt securities	869	186	—

Total	$2,305	$189	$(18)

Separate Accounts:

Futures purchased	$969	$4	$—

Futures sold, not yet purchased	7	—	—

Commitments to purchase government and municipal securities	85	—	—

Options purchased	77	—	—

Options written	81	—	—

Total	$1,219	$4	$—

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Immediately following adoption of SFAS 133 on January 1, 2001, the Company’s derivative holdings were as follows.

Derivative Financial Instruments

	Contractual	Fair Value
	Notional
	Amount	Asset	(Liability)
January 1, 2001
(In millions)
General Account:

Total return swaps	$5	$—	$—

Interest rate caps	500	1	—

Futures sold, not yet purchased	80	—	—

Forwards	13	—	—

Equity warrants	10	4	—

Collateralized debt obligation liabilities	170	—	(18)

Options purchased	18	1	—

Options embedded in convertible debt securities	845	231	—

Options purchased – Global Crossing	1,000	664	—

Options written – Global Crossing	1,256	—	(1)

Total	$3,897	$901	$(19)

Separate Accounts:

Futures purchased	$996	$—	$(13)

Futures sold, not yet purchased	76	—	—

Commitments to purchase government and municipal securities	111	1	—

Options purchased	110	—	—

Options written	118	—	(1)

Total	$1,411	$1	$(14)

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

Fair Value Hedges

As of the adoption date, the Company’s collar position related to its investment in Global Crossing Ltd. (Global Crossing) common stock was the only derivative position that has been designated as a hedge for accounting purposes. The nature of the transition adjustment related to this hedge was such that the $962 million unrealized gain that existed on the Global Crossing common stock when the hedge was established has been preserved in accumulated other comprehensive income. During the second quarter, the Company’s collar position related to Global Crossing common stock was terminated and the related stock was sold. See Note H for further discussion of this transaction.

The effectiveness of this hedge was measured based on changes in the intrinsic value of the collar in relation to changes in the fair value of the Global Crossing common stock. Changes in the time value component of the collar’s fair value were excluded from the hedge designation and measurement of effectiveness. Up to the date of the sale, the Global Crossing hedge was 100% effective. The change in the time value component of the collar was a pretax gain of $12 million and $33 million for the three months and six months ended June 30, 2001, and has

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

been recorded as a realized investment gain in the Condensed Consolidated Statements of Operations.

During the second quarter 2001, the Company entered into two additional fair value hedges that under SFAS 133 meet the criteria for hedge accounting treatment. First, as a hedge of a portion of its 10-year Treasury Note position, the Company acquired $515 million notional value of 10-year Treasury Futures. The ineffective portion of this hedge resulted in a realized investment gain of $0.8 million. Second, as a hedge against currency fluctuations related to the Canary Wharf plc common stock position, the Company entered into a £125 million British Pound currency forward contract. The ineffective portion of this hedge resulted in a realized investment loss of $0.3 million.

Note E. Legal Proceedings and Contingent Liabilities

Tobacco Litigation

Four insurance subsidiaries of CNAF are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. (Liggett). The lawsuit was filed by Liggett and its current parent, Brooke Group Holding Inc., in the Delaware Superior Court, New Castle County, on January 26, 2000. The lawsuit, which involves numerous insurers, concerns coverage issues relating to a number of tobacco-related claims asserted against Liggett over the past 20 years. However, Liggett only began submitting claims for coverage under the policies in January 2000. CNA believes its coverage defenses are strong. Based on facts and circumstances currently known, management believes that the ultimate outcome of the pending litigation should not materially affect the financial condition, results of operations or cash flows of CNA.

IGI Contingency

In 1997, CNA Reinsurance Company Limited (CNA Re Ltd.) entered into an arrangement with IOA Global, Ltd. (IOA), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI Underwriting Agencies, Ltd. (IGI), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Between April 1, 1997 and December 1, 1999, IGI underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the IGI Program). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately to a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters (AAHRU) Facility. CNA’s Group Operations business unit participated as a pool member in the AAHRU Facility in varying percentages between 1997 and 1999.

CNA has undertaken a review of the IGI Program and, among other things, has determined that a small portion of the premiums assumed under the IGI Program related to United States workers’ compensation “carve-out” business. CNA is aware that a number of reinsurers with workers’ compensation carve-out insurance exposure have disavowed their obligations under various legal theories. If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA’s liability will also be reduced. Moreover, based on

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

information known at this time, CNA reasonably believes it has strong grounds for avoiding a substantial portion of its United States workers’ compensation carve-out exposure through legal action.

As noted, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program. CNA believes it has valid and enforceable reinsurance contracts with the AAHRU Facility and other reinsurers with respect to the IGI Program, including the United States workers’ compensation carve-out business. It is likely that certain reinsurers will dispute their liabilities to CNA; however, the Company is unable to predict the extent of such potential disputes at this time. Legal actions could result, and the resolution of any such actions could take years.

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

Environmental Pollution and Other Mass Tort and Asbestos Reserves

CNA’s property-casualty insurance companies have potential exposures related to environmental pollution and other mass tort and asbestos claims. In the second quarter of 2001, CNA recorded $1.2 billion pretax in reserve strengthening relating to asbestos, environmental pollution and other mass tort exposures. This reserve strengthening for asbestos, environmental pollution and other mass tort claims was based on a management review of developments with respect to these exposures conducted in the second quarter, as well as a review of the results of CNA’s annual analysis of these claims.

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfunds) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (PRPs). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,500 cleanup sites have been identified by the Environmental Protection Agency

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

(EPA) on its National Priorities List (NPL). State authorities have designated many cleanup sites as well.

Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA’s adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an "absolute pollution exclusion". CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2000 or the first six months of 2001, and it is unclear what positions the Congress or the administration and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA's results of operations and/or financial position.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

As of June 30, 2001 and December 31, 2000, CNA carried approximately $680 million and $347 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended June 30, 2001 and 2000 amounted to $449 million and $21 million. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the six months ended June 30, 2001 and 2000 amounted to $453 million and $21 million.

CNA’s property-casualty insurance subsidiaries also have exposure to asbestos claims. Estimation of asbestos claims and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future, and the uncertainties inherent in predicting the number of future claims.

As of June 30, 2001 and December 31, 2000, CNA carried approximately $1,271 million and $603 million of net claim and claim adjustment expense reserves, net of reinsurance

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

recoverables, for reported and unreported asbestos-related claims. Unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended June 30, 2001 and 2000 amounted to $748 million and $5 million. Unfavorable asbestos net claim and claim adjustment expense reserve development for the six months ended June 30, 2001 and 2000 amounted to $769 million and $31 million. The Company made asbestos payments of $126 million and $43 million in calendar year 2000 and the six months ended June 30, 2001 respectively on a net basis, excluding payments made in connection with the 1993 settlement of litigation related to Fibreboard Corporation. CNA has attempted to manage its asbestos exposures by aggressively resolving old accounts.

The reserve strengthening in the second quarter of 2001 for asbestos-related claims was based on a management review of developments with respect to these exposures conducted in the second quarter, as well as a review of the results of CNA’s annual analysis of these claims. This analysis indicated a significant increase in claim counts for asbestos-related claims. The factors that have led to the deterioration in claim counts include, among other things, intensive advertising campaigns by lawyers for asbestos claimants and the addition of new defendants such as the distributors and installers of asbestos containing products. New claim filings increased significantly in 2000 over 1999 and that trend continues thus far in 2001. The volume of new claims has caused the bankruptcies of numerous asbestos defendants. Those bankruptcies also may result in increased liability for remaining defendants under principles of joint and several liability.

In addition, some asbestos defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA currently has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage not subject to aggregate limits or predict to what extent, if any, these attempts to assert "non-products" claims outside the products liability aggregate will succeed.

Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos claims may vary substantially from the amount currently recorded. Other variables that will influence CNA’s ultimate exposure to asbestos claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA’s results of operations and/or financial condition.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The results of operations and financial condition of CNA in future years may continue to be adversely affected by environmental pollution and other mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including further reserve strengthening as warranted.

The following table provides data related to CNA’s environmental pollution and other mass tort and asbestos claim and claim adjustment expense reserves.

Environmental Pollution and Other Mass Tort and Asbestos

	June 30, 2001		December 31, 2000

	Environmental		Environmental
	Pollution		Pollution
	and Other		and Other
	Mass Tort	Asbestos	Mass Tort	Asbestos

(In millions)
Gross reserves	$902	$1,627	$493	$848

Ceded reserves	(222)	(356)	(146)	(245)

Net reserves	$680	$1,271	$347	$603

Second Quarter 2001 Prior Year Reserve Strengthening

During the second quarter of 2001, the Company noted the continued emergence of adverse loss experience across several lines of business related to prior years, which are discussed in further detail below. The Company completed a number of reserve studies during the second quarter of 2001 for many of its lines of business, including those in which these adverse trends were noted. In the area of asbestos and environmental pollution, the Company reviewed internal claims data as well as studies generated by external parties, including a significant industry analysis on asbestos, environmental pollution and other mass tort claims (“APMT”) published by an international rating agency. As a result of these various reviews, management concluded that ultimate losses, including losses for APMT, will be higher in the range of possible outcomes than previously estimated. The Company recorded $2.6 billion of pretax reserve strengthening associated with a change in estimate of prior year net loss and allocated loss adjustment expense reserves (“loss reserves”), including $1.2 billion pretax related to APMT. Concurrent with the Company’s review of loss reserves, the Company completed comprehensive studies of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. As a result, the Company recorded a $0.6 billion pretax charge related to retrospective premium and other premium accruals (“premium accruals”). The studies included the review of all such retrospective insurance policies and the current estimate of ultimate losses.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The net prior year loss reserve strengthening and related items comprising the amounts noted above are detailed in the following table.

Net Prior Year Loss Reserve Strengthening

Total
Three months ended June 30, 2001
(In millions)
Net reserve strengthening excluding the impact of the corporate aggregate excess-of-loss reinsurance treaty:

APMT	$1,197

Non-APMT	1,594

Total	2,791

Pretax benefit from corporate aggregate excess-of-loss reinsurance treaty on accident year 1999**	(223)

Accrual for insurance-related assessments	48

Net reserve strengthening and related accruals	2,616

Change in estimate of premium accruals	616

Reduction of related commission accruals	(50)

Net premium and related accrual reductions	566

Total second quarter 2001 reserve strengthening and related accruals	$3,182

**	$500 million of ceded losses reduced by $230 million of ceded premiums and $47 million of interest.

The adverse loss development excluding asbestos, environmental pollution and other mass tort (“non-APMT”) was the result of recent analyses of several businesses. The non-APMT reserve strengthening principally related to commercial insurance coverages including automobile liability and commercial multiple-peril, assumed reinsurance and healthcare related coverages. A brief summary of these lines of business and the associated reserve development is discussed below.

Approximately $600 million, excluding the impact of the corporate aggregate excess-of-loss reinsurance treaty, of the adverse loss development is a result of analyses of several coverages provided to commercial entities written by various segments of CNA. These analyses showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril. In addition, the number of commercial automobile liability claims was higher than expected. Finally, several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

An analysis of CNA Re’s assumed reinsurance business showed that the paid and reported losses for recent accident years were higher than expectations and resulted in an increase of net reserves of approximately $560 million, excluding the impact of the corporate aggregate excess-of-loss reinsurance treaty. The estimated ultimate loss ratios for these recent accident years have been revised to reflect the paid and reported losses.

Approximately $320 million, excluding the impact of the corporate aggregate excess-of-loss reinsurance treaty, adverse loss development occurred in Specialty Operations and was caused by coverages provided to healthcare related entities. The level of paid and reported losses associated with coverages provided to national long-term care facilities were higher than expected. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note F. Reinsurance

The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

	Direct	Assumed	Ceded	Net
Six months ended June 30
(In millions)
2001 Property-casualty	$3,926	$372	$2,304	$1,994

Accident and health	1,754	137	139	1,752

Life	608	119	339	388

Total earned premiums	$6,288	$628	$2,782	$4,134

2000 Property-casualty	$4,019	$903	$1,700	$3,222

Accident and health	1,969	169	261	1,877

Life	594	98	243	449

Total earned premiums	$6,582	$1,170	$2,204	$5,548

In 1999, the Company entered into an aggregate excess-of-loss reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of the Company’s property-casualty lines of business (the “Aggregate Cover”). The Company has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss and allocated loss adjustment expense (collectively, “losses”) ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500 million of losses with an aggregate limit of $1 billion of losses for the three-year period. The ceded premium for each $500 million of limit is up to $230 million. The second section of the Aggregate Cover, which is available for accident year 2001 only, provides additional coverage of up to $510 million of losses for ceded premiums of $310 million. Additional premiums may be payable if the aggregate loss ratio for the three-year period exceeds certain thresholds.

In the first quarter of 2001, the Company triggered the coverage under the second section of the Aggregate Cover for the 2001 accident year. In the second quarter of 2001, the significant reserve additions fully utilized the limit on the 1999 accident year under the first section. Under the Aggregate Cover, interest expense on the funds withheld generally accrues at 8% per annum.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The impact of the Aggregate Cover on pretax operating results was as follows.

Impact of Aggregate Cover on Pretax Operating Results

	Three	Six
	Months	Months
Period ended June 30, 2001
(In millions)
Ceded earned premium	$418	$460

Ceded loss and loss adjustment expense	683	722

Interest charges	53	59

Pretax benefit on operating results	$212	$203

In 2001, the Company entered into a one-year aggregate excess-of-loss reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the “CCC Cover”). Ceded premiums in the amount of $1.5 million were recorded in the second quarter for the CCC Cover. For the first six months, ceded premiums were $2.5 million. The loss protection provided by the CCC Cover has an aggregate limit of $750 million to $825 million of losses depending on CCC’s 2001 actual premium volume. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above.

The pretax benefit (loss) from the Aggregate Cover and the CCC Cover by operating segments was as follows.

Pretax Benefit (Loss) from the Aggregate Cover and CCC Cover

	Three	Six
	Months	Months
Period ended June 30, 2001
(In millions)
Agency Market Operations	$141	$137

Specialty Operations	(2)	(3)

CNA Re	25	25

Global Operations	(2)	(3)

Risk Management	45	45

Corporate and Other	3	—

Pretax benefit on operating results	$210	$201

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note G. Debt

Debt is composed of the following obligations.

Debt

	June 30,	December 31,
	2001	2000

(In millions)
Variable rate debt:

Commercial Paper	$400	$627

Credit facility – CNA Surety	75	100

Senior notes:

7.250%, due March 1, 2003	133	133

6.250%, due November 15, 2003	249	249

6.500%, due April 15, 2005	491	491

6.750%, due November 15, 2006	249	249

6.450%, due January 15, 2008	149	149

6.600%, due December 15, 2008	199	199

8.375%, due August 15, 2012	68	68

6.950%, due January 15, 2018	148	148

Debenture, 7.250%, due November 15, 2023	240	240

Capital leases, 8.000%-19.980%, due through December 31, 2011	39	40

Other debt, 1.000%-8.500%, due through 2019	28	36

Total debt	$2,468	$2,729

As of April 30, 2001, CNAF replaced its $750 million revolving credit facility (the Prior Facility) with a new $500 million revolving credit facility (the New Facility). No loans were outstanding under either the Prior Facility or the New Facility at anytime during 2001. The Prior Facility was scheduled to expire on May 10, 2001. The New Facility is split into two parts, a $250 million component with a 364-day expiration date (with an option by CNAF to turn this part of the New Facility into a one-year term loan) and a $250 million component with a 3-year expiration date. The Company pays a facility fee to the lenders of the New Facility for having funds available for loans under both components. The facility fee on the 364-day component is 12.5 basis points (which is the same as the fee on the expiring revolver) while the fee on the 3-year component is 15 basis points.

In addition to the facility fees, if the Company borrows under the New Facility, the Company at its current debt rating will pay an interest rate on outstanding loans equal to the London Interbank Offering Rate (LIBOR) plus 50 basis points for the 364-day component and LIBOR plus 47.5 basis points for the 3-year component. If the Company’s debt ratings are down graded one level, the Company will pay an interest rate on the outstanding loans equal to the LIBOR plus 60 basis points for the 364-day component and LIBOR plus 57.5 basis points for the 3-year component.

If the Company has outstanding loans equaling more than 50% of the amounts available under the New Facility, the Company also will pay a utilization fee of 12.5 basis points on such loans.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The New Facility is used for general corporate purposes including support for the commercial paper program, which currently has $400 million of loans outstanding.

Following the announcement of second quarter 2001 earnings, the Company's commercial paper rating was placed under review by Standard & Poor's. During the period of this review, which is expected to be finalized by the end of third quarter 2001, the Company may redeem or hold its outstanding commercial paper loans as they mature using internal funds.

Note H. Comprehensive Income

Comprehensive income is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income are shown below.

Comprehensive (Loss) Income

	Three Months		Six Months

	2001	2000	2001	2000
Period ended June 30
(In millions)
Net (loss) income	$(1,762)	$330	$(1,467)	$471

Other comprehensive income (loss):

Change in unrealized gains/losses on general account investments:

Holding gains arising during the period	(66)	(269)	136	(191)

Less: unrealized gains at beginning of period included in realized gains during the period	1,063	375	1,123	455

Net change in unrealized gains/losses on general account investments	(1,129)	(644)	(987)	(646)

Net change in unrealized gains/losses on separate accounts and other	(22)	(10)	(3)	(2)

Foreign currency translation adjustment	(9)	(1)	(5)	(3)

Allocation to participating policyholders and minority interest	5	1	(3)	(5)

Other comprehensive loss, before tax and cumulative effect of a change in accounting principle	(1,155)	(654)	(998)	(656)

Deferred income tax expense related to other comprehensive loss	391	243	353	241

Other comprehensive loss, before cumulative effect of a change in accounting principle	(764)	(411)	(645)	(415)

Cumulative effect of a change in accounting principle, net of tax	—	—	58	—

Other comprehensive loss, net of tax and cumulative effect of a change in accounting principle	(764)	(411)	(587)	(415)

Total comprehensive (loss) income	$(2,526)	$(81)	$(2,054)	$56

During the second quarter the Company sold its Global Crossing common stock and the related hedge resulting in a pretax realized gain of $962 million, which was previously reflected as an unrealized gain in accumulated other comprehensive income.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note I. Business Segments

The Company’s reportable segments are strategic businesses that offer different types of products and services. The Company has seven operating segments: Agency Market Operations, Specialty Operations, CNA Re, Global Operations, Risk Management, Group Operations and Life Operations. In addition to these seven operating segments, certain other activities are reported in the Corporate and Other segment.

Corporate and Other segment results consist of interest expense on corporate borrowings, eBusiness expenses, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation, financial guarantee insurance contracts and certain non-insurance operations.

All significant intersegment income and expense have been eliminated. Risk Management’s other revenues and expenses for 2001 and 2000 include revenues for services provided by RSKCo(SM) to other units within the Risk Management segment that are eliminated at the consolidated level. Such intrasegment revenue and expenses eliminated at the consolidated level were $38 million and $39 million for the three months ended June 30, 2001 and 2000 and $77 million and $80 million for the six months ended June 30, 2001 and 2000.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

	Agency				Risk
	Market	Specialty		Global	Manage-
	Operations	Operations	CNA Re	Operations	ment
Three months ended June 30, 2001
(In millions)
Net earned premiums	$213	$182	$144	$273	$(271)

Claims, benefits and expenses	1,478	562	755	470	622

Restructuring and other related charges	4	1	—	1	1

Underwriting loss	(1,269)	(381)	(611)	(198)	(894)

Net investment income	71	43	41	32	19

Other revenues	45	5	—	11	82

Other expenses	44	1	—	31	77

Non-insurance restructuring and other related charges	—	—	—	—	1

Pretax operating (loss) income	(1,197)	(334)	(570)	(186)	(871)

Income tax benefit (expense)	425	120	201	54	307

Minority interest	—	—	—	(6)	—

Net operating (loss) income, excluding realized investment gains	(772)	(214)	(369)	(138)	(564)

Realized investment gains (losses), net of tax, participating policyholders’ and minority interests	257	105	(227)	17	87

Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—

Net (loss) income	$(515)	$(109)	$(596)	$(121)	$(477)

Receivables, net	$5,266	$1,283	$2,126	$813	$3,163

Insurance reserves	$12,815	$4,059	$4,902	$2,715	$4,963

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Group	Life	Corporate	Elimi-
	Operations	Operations	and Other	nations	Total
Three months ended June 30, 2001
(In millions)
Net earned premiums	$830	$244	$1	$(13)	$1,603

Claims, benefits and expenses	853	353	6	(13)	5,086

Restructuring and other related charges		17	31	—	55

Underwriting loss	(23)	(126)	(36)	—	(3,538)

Net investment income	41	152	12	—	411

Other revenues	5	46	—	(42)	152

Other expenses	1	32	59	(42)	203

Non-insurance restructuring and other related charges	—	—	—	—	1

Pretax operating (loss) income	22	40	(83)	—	(3,179)

Income tax benefit (expense)	(6)	(13)	22	—	1,110

Minority interest	—	—	—	—	(6)

Net operating (loss) income, excluding realized investment gains	16	27	(61)	—	(2,075)

Realized investment gains (losses), net of tax, participating policyholders’ and minority interests	10	49	15	—	313

Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—

Net (loss) income	$26	$76	$(46)	$—	$(1,762)

Receivables, net	$1,723	$674	$50	$—	$15,098

Insurance reserves	$2,702	$8,045	$1,707	$—	$41,908

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

	Agency				Risk
	Market	Specialty		Global	Manage-
Three months ended June 30, 2000	Operations	Operations	CNA Re	Operations	ment
(In millions)
Net earned premiums	$837	$152	$270	$266	$162

Claims, benefits and expenses	935	156	294	299	196

Restructuring and other related charges	—	—	—	—	—

Underwriting loss	(98)	(4)	(24)	(33)	(34)

Net investment income	190	68	58	39	47

Other revenues	40	5	3	29	79

Other expenses	36	3	1	29	75

Non-insurance restructuring and other related charges	—	—	—	—	—

Pretax operating income (loss)	96	66	36	6	17

Income tax (expense) benefit	(28)	(23)	(12)	—	(4)

Minority interest	—	—	—	(7)	—

Net operating income (loss), excluding realized investment gains	68	43	24	(1)	13

Realized investment gains (losses), net of tax, participating policyholders’ and minority interests	87	32	18	10	21

Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—

Net income (loss)	$155	$75	$42	$9	$34

Receivables, net	$2,644	$959	$896	$898	$2,404

Insurance reserves	$12,134	$4,109	$4,586	$2,544	$4,280

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Group	Life	Corporate	Elimi-
Three months ended June 30, 2000	Operations	Operations	and Other	nations	Total
(In millions)
Net earned premiums	$878	$226	$(3)	$(10)	$2,778

Claims, benefits and expenses	894	333	24	(10)	3,121

Restructuring and other related charges	—	—	—	—	—

Underwriting loss	(16)	(107)	(27)	—	(343)

Net investment income	40	153	3	—	598

Other revenues	13	52	12	(43)	190

Other expenses	14	25	82	(43)	222

Non-insurance restructuring and other related charges	—	—	—	—	—

Pretax operating income (loss)	23	73	(94)	—	223

Income tax (expense) benefit	(8)	(24)	37	—	(62)

Minority interest	—	—	—	—	(7)

Net operating income (loss), excluding realized investment gains	15	49	(57)	—	154

Realized investment gains (losses), net of tax, participating policyholders’ and minority interests	11	(5)	2	—	176

Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—

Net income (loss)	$26	$44	$(55)	$—	$330

Receivables, net	$728	$677	$4,562	$—	$13,768

Insurance reserves	$2,494	$7,463	$1,796	$—	$39,406

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

	Agency				Risk
	Market	Specialty		Global	Manage-
	Operations	Operations	CNA Re	Operations	ment
Six months ended June 30, 2001
(In millions)
Net earned premiums	$944	$356	$303	$558	$(142)

Claims, benefits and expenses	2,297	758	937	765	777

Restructuring and other related charges	4	1	—	1	1

Underwriting loss	(1,357)	(403)	(634)	(208)	(920)

Net investment income	211	100	88	70	60

Other revenues	82	13	1	35	162

Other expenses	77	3	—	57	153

Non-insurance restructuring and other related charges	—	—	—	—	1

Pretax operating (loss) income	(1,141)	(293)	(545)	(160)	(852)

Income tax benefit (expense)	411	109	194	47	302

Minority interest	—	—	—	(12)	—

Net operating (loss) income, excluding realized investment gains	(730)	(184)	(351)	(125)	(550)

Realized investment gains (losses), net of tax, participating policyholders’ and minority interests	321	130	(212)	26	108

Cumulative effect of a change in accounting principle, net of tax	(25)	(12)	(5)	(3)	(8)

Net (loss) income	$(434)	$(66)	$(568)	$(102)	$(450)

Receivables, net	$5,266	$1,283	$2,126	$813	$3,163

Insurance reserves	$12,815	$4,059	$4,902	$2,715	$4,963

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Group	Life	Corporate	Elimi-
	Operations	Operations	and Other	nations	Total
Six months ended June 30, 2001
(In millions)
Net earned premiums	$1,648	$492	$2	$(27)	$4,134

Claims, benefits and expenses	1,697	728	37	(27)	7,969

Restructuring and other related charges	—	17	37	—	61

Underwriting loss	(49)	(253)	(72)	—	(3,896)

Net investment income	84	294	21	—	928

Other revenues	10	119	6	(83)	345

Other expenses	3	55	114	(83)	379

Non-insurance restructuring and other related charges	—	—	—	—	1

Pretax operating (loss) income	42	105	(159)	—	(3,003)

Income tax benefit (expense)	(11)	(36)	43	—	1,059

Minority interest	—	—	—	—	(12)

Net operating (loss) income, excluding realized investment gains	31	69	(116)	—	(1,956)

Realized investment gains (losses), net of tax, participating policyholders’ and minority interests	15	93	69	—	550

Cumulative effect of a change in accounting principle, net of tax	(1)	(3)	(4)	—	(61)

Net (loss) income	$45	$159	$(51)	$—	$(1,467)

Receivables, net	$1,723	$674	$51	$—	$15,098

Insurance reserves	$2,702	$8,045	$1,707	$—	$41,908

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

	Agency				Risk
	Market	Specialty		Global	Manage-
	Operations	Operations	CNA Re	Operations	ment
Six months ended June 30, 2000
(In millions)
Net earned premiums	$1,670	$344	$513	$540	$305

Claims, benefits and expenses	1,879	351	556	573	376

Restructuring and other related charges	—	—	—	—	—

Underwriting loss	(209)	(7)	(43)	(33)	(71)

Net investment income	357	126	109	75	86

Other revenues	70	13	3	53	159

Other expenses	66	7	2	54	151

Non-insurance restructuring and other related charges	—	—	—	—	—

Pretax operating income (loss)	152	125	67	41	23

Income tax (expense) benefit	(41)	(41)	(22)	(12)	(4)

Minority interest	—	—	—	(13)	—

Net operating income (loss), excluding realized investment gains	111	84	45	16	19

Realized investment gains (losses), net of tax, participating policyholders’ and minority interests	102	38	21	12	25

Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—

Net income (loss)	$213	$122	$66	$28	$44

Receivables, net	$2,644	$959	$896	$898	$2,404

Insurance reserves	$12,134	$4,109	$4,586	$2,544	$4,280

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Group	Life	Corporate	Elimi-
	Operations	Operations	and Other	nations	Total
Six months ended June 30, 2000
(In millions)
Net earned premiums	$1,760	$438	$(1)	$(21)	$5,548

Claims, benefits and expenses	1,797	650	55	(21)	6,216

Restructuring and other related charges	—	—	—	—	—

Underwriting loss	(37)	(212)	(56)	—	(668)

Net investment income	77	298	2	—	1,130

Other revenues	24	100	12	(88)	346

Other expenses	27	49	143	(88)	411

Non-insurance restructuring and other related charges	—	—	—	—	—

Pretax operating income (loss)	37	137	(185)	—	397

Income tax (expense) benefit	(12)	(45)	67	—	(110)

Minority interest	—	—	—	—	(13)

Net operating income (loss), excluding realized investment gains	25	92	(118)	—	274

Realized investment gains (losses), net of tax, participating policyholders’ and minority interests	13	(13)	(1)	—	197

Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—

Net income (loss)	$38	$79	$(119)	$—	$471

Receivables, net	$728	$677	$4,562	$—	$13,768

Insurance reserves	$2,494	$7,463	$1,796	$—	$39,406

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note J. Restructuring and Other Related Charges

In the second quarter of 2001, the Company finalized and approved a restructuring plan related to its Information Technology operations (the IT Plan). The overall goal of the IT Plan is to improve technology for the underwriting function and throughout the Company, and to eliminate inefficiencies in the deployment of IT resources. These changes will facilitate a strong focus on enterprise-wide system initiatives. The IT Plan has two main components: 1) the reorganization of IT resources into the Technology Solutions Group with a structure based on centralized, functional roles; and 2) the implementation of an integrated technology roadmap that includes common architecture and platform standards that directly support the Company’s strategies.

In connection with the IT Plan, the Company has incurred $62 million, pretax, of restructuring and other related charges, primarily related to planned reductions in the workforce of approximately 260 positions (gross and net), and software and hardware asset write-offs. The Company does not expect to incur significant amounts of additional charges with respect to the IT Plan in any single future quarter and, as a result, does not intend to separately classify such expenses as restructuring and related charges when they occur.

The $62 million charge included approximately: $32 million of asset write-offs (primarily software and hardware), $29 million related to workforce reductions, and $1 million of other costs.

Approximately $37 million of restructuring and other related charges were incurred in the Corporate and Other segment. These costs include $14 million of asset write-offs, $22 million related to workforce reductions, and $1 million of other costs.

Approximately $17 million of restructuring and other related charges were incurred in Life Operations. These costs represent the write-off of software abandoned pursuant to the technology roadmap.

Agency Market Operations incurred approximately $4 million of restructuring and other related charges. These costs related almost entirely to the workforce reduction stemming from the centralization of IT resources.

Risk Management incurred approximately $2 million of restructuring and other related charges. Approximately $1 million of these costs related to the workforce reduction stemming from the centralization of IT resources, with the remaining $1 million primarily attributable to the write-off of hardware.

The remainder of the Company’s segments incurred restructuring and other related charges of $1 million or less. These costs related to workforce reductions stemming from the centralization of IT resources and from hardware write-offs.

Upon adoption of the IT Plan, an accrual of $30 million was established related to $29 million of workforce reductions and the $1 million of other costs. Approximately $6 million of this accrual has been paid through June 30, 2001, resulting in an ending accrual of $24 million.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Additionally, at December 31, 2000, an accrual of $7 million of lease termination costs remained related to the August 1998 restructuring. Approximately $3 million of these costs were paid during the six months, resulting in a remaining accrual of $4 million as of June 30, 2001.

Note K. Significant Transactions

Planned Dispositions of Certain Subsidiaries

The Company is currently negotiating the sale of certain subsidiaries and expects the sales to be completed prior to year-end 2001. The assets being held for disposition include the United Kingdom subsidiaries of CNA Re and certain other subsidiaries. The Company anticipates that it will realize losses in connection with those sales. In determining the anticipated loss from these sales, the Company estimated sales proceeds, transactional costs, lease termination costs, employee related costs and the cost of certain reinsurance transactions. The sale of the United Kingdom insurance subsidiary will be subject to regulatory approval. An after-tax realized loss of $320 million was recorded in connection with these planned dispositions.

Individual Life Reinsurance Transaction

Effective December 31, 2000, CNA completed a transaction with Munich American Reassurance Company (MARC), whereby MARC acquired CNA’s individual life reinsurance business (CNA Life Re) via an indemnity reinsurance agreement. CNA will continue to accept and retrocede business on existing CNA Life Re contracts until such time that CNA and MARC are able to execute novations of each of CNA Life Re’s assumed and retroceded reinsurance contracts.

MARC assumed approximately $294 million of liabilities (primarily future policy benefits and claim reserves) and approximately $209 million in assets (primarily uncollected premiums and deferred policy acquisition costs). The net gain from the reinsurance transaction, which is subject to certain post-closing adjustments, has been recorded as deferred revenue and will be recognized in income over the next 9 to 15 months as CNA Life Re’s assumed contracts are novated to MARC.

The CNA Life Re business contributed net earned premiums of $57 million and $106 million and pretax operating income of $6 million and $16 million for the three months and six months ended June 30, 2000.

Note L. Related Party Transactions

CNA reimburses Loews, or pays directly to Loews employees, approximately $14 million annually for management fees, travel and related expenses, and expenses of investment facilities and services provided to CNA.

CNA and its eligible subsidiaries are included in the consolidated Federal income tax return of Loews and its eligible subsidiaries. During the first six months of 2001 CNA paid Loews $166 million for income taxes. During the first six months of 2000, CNA received a tax refund of $252 million from Loews.

CNA writes, at standard rates, a limited amount of insurance for Loews and its affiliates. Total premiums from Loews and its affiliates are less than $6 million on an annual basis.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

CNA assumes the risk for a limited amount of insurance from R.V.I. Guaranty Company, Inc., a 50% owned affiliate. Written premiums assumed are less than $13 million on an annual basis.

CNA sponsors a stock ownership plan whereby the Company finances the purchase of Company stock by certain executive officers.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operations

The following discussion highlights significant factors influencing the consolidated operations and financial condition of CNA. CNA is one of the largest insurance organizations in the United States and based on 2000 net written premiums, is the ninth largest property-casualty company and the 40th largest life insurance company.

Loews Corporation (Loews) owns approximately 87% of the outstanding common stock of CNA Financial Corporation (CNAF). The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes found on pages 1 to 28 and with CNAF's Annual Report to Shareholders for the year ended December 31, 2000.

CNA conducts its operations through seven operating segments. In addition to the seven operating segments, certain other activities are reported in the Corporate and Other segment. These operating segments reflect the way in which CNA distributes its products to the marketplace and the way in which it manages operations and makes business decisions. Agency Market Operations, Specialty Operations, CNA Re, Global Operations and Risk Management comprise the property-casualty segments.

Operating Results

The following table summarizes key components of operating results for the three months and six months ended June 30, 2001 and 2000.

Consolidated Operations

	Three Months		Six Months

Period ended June 30	2001	2000	2001	2000

(In millions, except per share data)

Revenues:

Net earned premiums	$1,603	$2,778	$4,134	$5,548

Net investment income	411	598	928	1,130

Other revenues	152	190	345	346

Total revenues	2,166	3,566	5,407	7,024

Claims, benefits and expenses	5,345	3,343	8,410	6,627

Operating (loss) income before income tax and minority interest	(3,179)	223	(3,003)	397

Income tax benefit (expense)	1,110	(62)	1,059	(110)

Minority interest	(6)	(7)	(12)	(13)

Net operating (loss) income	(2,075)	154	(1,956)	274

Net realized investment gains, net of tax and minority interest	313	176	550	197

Cumulative effect of a change in accounting principle, net of tax	—	—	(61)	—

Net (loss) income	$(1,762)	$330	$(1,467)	$471

Basic and diluted (loss) earnings per share:

Net operating (loss) income	$(11.32)	$0.84	$(10.67)	$1.49

Net realized investment gains, net of tax and minority interest	1.71	0.96	3.01	1.07

Cumulative effect of a change in accounting principle, net of tax	—	—	(0.34)	—

Basic and diluted (loss) earnings per share available to common stockholders	$(9.61)	$1.80	$(8.00)	$2.56

Weighted average outstanding common stock and common stock equivalents	183.3	183.3	183.3	183.8

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The following table summarizes net operating (loss) income by segment for the three and six months ended June 30, 2001 and 2000.

Net Operating (Loss) Income by Segment

	Three Months		Six Months

Period ended June 30	2001	2000	2001	2000

(In millions)

Agency Market Operations	$(772)	$68	$(730)	$111

Specialty Operations	(214)	43	(184)	84

CNA Re	(369)	24	(351)	45

Global Operations	(138)	(1)	(125)	16

Risk Management	(564)	13	(550)	19

Group Operations	16	15	31	25

Life Operations	27	49	69	92

Corporate and Other	(61)	(57)	(116)	(118)

Net operating (loss) income	$(2,075)	$154	$(1,956)	$274

Net operating loss was $2,075 million, or a loss of $11.32 a share, for the second quarter of 2001 as compared with net operating income of $154 million, or $0.84 a share, for the same period in 2000. The decline in net operating results was principally due to prior year reserve strengthening of $2.1 billion after-tax in the second quarter of 2001 related to a change in estimate of prior year net loss and allocated loss adjustment expense reserves and retrospective premium accruals and restructuring and other related charges of $36 million after-tax.

Net earned premiums decreased $1,175 million for the second quarter of 2001 as compared with the same period in 2000 mainly as a result of the change in estimate for retrospective premium accruals and increased ceded premiums related to corporate aggregate excess-of-loss reinsurance treaties.

Net operating loss was $1,956 million, or a loss of $10.67 a share, for the six month period ended June 30, 2001 as compared with net operating income of $274 million, or $1.49 a share, for the same period in 2000. The decline in net operating results was principally due to prior year reserve strengthening of $2.1 billion after-tax recorded in the second quarter of 2001 related to a change in estimate of prior year net loss and allocated loss adjustment expense reserves and retrospective premium accruals and the restructuring and other related charges of $40 million after-tax.

Net earned premiums decreased $1,414 million for the six month period ended June 30, 2001 as compared with the same period in 2000 mainly as a result of the change in estimate for retrospective premium accruals, increased ceded premiums related to corporate aggregate excess-of-loss reinsurance treaties and a decline in net earned premiums in Group Operations, including the reduction of earned premiums as a result of the sale of Life Reinsurance, CNA's individual life reinsurance business was sold via an indemnity reinsurance agreement on December 31, 2000. (See Note K to the Condensed Consolidated Financial Statements for a discussion of this transaction).

The second quarter net operating loss includes the following which are described in more detail on the following pages.

•	The Company recorded an after-tax charge of $2.1 billion ($3.2 billion pretax), or $11.34 per share, related to a change in estimate of prior year net loss and allocated loss adjustment expense reserves and retrospective premium accruals. This amount includes the impact of net reserve strengthening, the related increase in the accrual for insurance-related assessments and the ceded premiums and interest cost of the aggregate excess-of-loss reinsurance treaty that attached due to the reserve strengthening. Further details related to

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

the reserve strengthening are discussed below and also in the individual segment discussions of operations.

•	In the second quarter, the Company continued to record ceded premium, ceded losses and interest related to corporate aggregate excess-of-loss reinsurance treaties in place for the 2001 accident year. In addition, the significant reserve additions noted above fully utilized the limit on the corporate aggregate excess-of-loss reinsurance treaty for the 1999 accident year therefore ceded premium, ceded losses and interest were recorded related to this treaty during the second quarter. Further details regarding the corporate aggregate reinsurance treaties are discussed below. The discussion in the Corporate Aggregate Reinsurance Treaties section below includes the amounts related to the 1999 accident year to provide an overview of the full impact of the aggregate reinsurance treaties. However, the amounts related to the 1999 accident year are included as part of the Second Quarter 2001 Reserve Strengthening section which is discussed in more detail below.

•	The Company recorded after-tax restructuring and other related charges of $36 million, or $0.20 per share, related to workforce reductions and asset write-offs resulting from changes in the Company’s information technology organization, which is discussed in more detail below.

Second Quarter 2001 Prior Year Reserve Strengthening

During the second quarter of 2001, the Company noted the continued emergence of adverse loss experience across several lines of business related to prior years which are discussed in further detail below. The Company completed a number of reserve studies during the second quarter of 2001 for many of its lines of business, including those in which these adverse trends were noted. In the area of asbestos, environmental pollution and other mass tort claims (“APMT”), the Company reviewed internal claims data as well as studies generated by external parties, including a significant industry analysis of asbestos and environmental pollution exposures by an international rating agency. As a result of these various reviews, management concluded that ultimate losses, including losses for APMT, will be higher in the range of possible outcomes than previously estimated. The Company recorded $2.6 billion pretax to strengthen reserves ($1.7 billion after-tax) associated with a change in estimate of prior year net loss and allocated loss adjustment expense reserves (“loss reserves”), including $1.2 billion pretax ($0.8 billion after-tax) related to APMT.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The net reserve strengthening and related items comprising the amounts noted above are detailed by segment in the following table.

For the Quarter Ended June 30, 2001	Agency
	Market	Specialty	Risk	Global		Corporate
(In millions)	Operations	Operations	Management	Operations	CNA Re	and Other	Total

Net reserve strengthening excluding the impact of the corporate aggregate excess-of-loss reinsurance treaty

APMT	$606	$—	$496	$38	$57	$—	$1,197

Non-APMT	456	354	137	88	574	(15)	1,594

Total	1,062	354	633	126	631	(15)	2,791

Pretax benefit from corporate aggregate excess-of-loss reinsurance treaty on accident year 1999	(150)	—	(47)	—	(26)	—	(223	)**

Accrual for insurance-related assessments	36	—	12	—	—	—	48

Net reserve strengthening and related accruals	948	354	598	126	605	(15)	2,616

Change in estimate of premium accruals	333	12	293	(9)	(13)	—	616

Reduction of related commission accruals	(43)	—	(7)	—	—	—	(50)

Net premium and related accrual reductions	290	12	286	(9)	(13)	—	566

Total pretax second quarter 2001 reserve strengthening and other related accruals	$1,238	$366	$884	$117	$592	$(15)	$3,182

Total after-tax second quarter 2001 reserve strengthening and other related accruals	$805	$238	$575	$87	$384	$(10)	$2,079

**	$500 million of ceded losses reduced by $230 million of ceded premiums and $47 million of interest charges

The non-APMT adverse loss development was the result of recent analyses of several businesses. The non-APMT reserve principally related to commercial insurance coverages including automobile liability and commercial multiple-peril, assumed reinsurance and healthcare related coverages. A brief summary of these lines of business and the associated reserve development is discussed below and in more detail in the discussion of the Company’s segments. The amount of reserve strengthening related to APMT is disclosed in each segment’s discussion on the following pages.

Concurrent with the Company’s review of loss reserves, the Company completed comprehensive studies of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. As a result, the Company recorded a $0.6 billion pretax ($0.4 billion after-tax) charge related to retrospective premium and other premium accruals (“premium accruals”). The studies included the review of all such retrospectively rated insurance policies and the current estimate of ultimate losses.

As a result of this review and changes in premiums associated with the change in estimates for loss reserves, the Company recorded a pretax reduction in premium accruals of $566 million. The effect on net earned premiums was $616 million offset by a reduction of accrued commissions of $50 million. Approximately $188 million of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses, and therefore had no impact on the net operating results for the quarter. Accruals for ceded premiums related to other reinsurance treaties increased $83 million due to the reserve strengthening. The remainder of the decrease in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Corporate Aggregate Reinsurance Treaties

In 1999, the Company entered into an aggregate excess-of-loss reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of the Company’s property-casualty lines of business (the “Aggregate Cover”). The Company has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss and allocated loss adjustment expense (collectively, “losses”) ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500 million of losses with an aggregate limit of $1 billion of losses for the three year period. The ceded premiums for each $500 million of limit is up to $230 million. The second section of the Aggregate Cover, which is available for accident year 2001 only, provides additional coverage of up to $510 million of losses for ceded premiums of $310 million. Additional premiums may be payable if the aggregate loss ratio for the three-year period exceeds certain thresholds.

In the first quarter of 2001, the Company triggered the coverage under the second section of the Aggregate Cover for the 2001 accident year. In the second quarter of 2001, the significant reserve additions fully utilized the limit on the 1999 accident year under the first section. Under the Aggregate Cover, interest expense on the funds withheld generally accrues at 8% per annum.

The impact of the Aggregate Cover on pretax operating results was as follows:

Pretax impact of Aggregate Cover

	Three	Six
For the period ended June 30, 2001	Months	Months

(In millions)

Ceded earned premiums	$418	$460

Ceded losses	683	722

Interest charges	53	59

Pretax benefit on operating results	$212	$203

In 2001, the Company entered into a one-year aggregate excess-of-loss reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the “CCC Cover”). Ceded premiums in the amount of $1.5 million were recorded in the second quarter of 2001 for the CCC Cover. For the first six months of 2001, ceded premiums were $2.5 million. The loss protection provided by the CCC Cover has an aggregate limit of $750 million to $825 million of losses depending on CCC’s 2001 actual premium volume. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Covers discussed above.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The pretax benefit (loss) from the Aggregate Cover and the CCC Cover by operating segment was as follows:

Pretax benefit (loss) of the Aggregate Cover and CCC Cover

	Three	Six
For the period ended June 30, 2001	Months	Months

(In millions)

Agency Market Operations	$141	$137

Specialty Operations	(2)	(3)

CNA Re	25	25

Global Operations	(2)	(3)

Risk Management	45	45

Corporate and Other	3	—

Total	$210	$201

2001 Restructuring

In the second quarter of 2001, the Company finalized and approved a restructuring plan related to its Information Technology operations (the IT Plan). The overall goal of the IT Plan is to improve technology for the underwriting function and throughout the Company, and to eliminate inefficiencies in the deployment of IT resources. These changes will facilitate a strong focus on enterprise-wide system initiatives. The IT Plan has two main components: 1) the reorganization of IT resources into the Technology Solutions Group with a structure based on centralized, functional roles; and 2) the implementation of an integrated technology roadmap that includes common architecture and platform standards that directly support the Company’s strategies.

In connection with the IT Plan, the Company has incurred $62 million, pretax, of restructuring and other related charges, primarily related to planned reductions in the workforce of approximately 260 positions (gross and net), and software and hardware asset write-offs. See Note J of Notes to Condensed Consolidated Financial Statements for further details regarding this restructuring.

The IT Plan is not expected to result in decreased operating expense in the foreseeable future. This is because savings from the workforce reduction will be used to fund new technology-related initiatives.

As of June 30, 2001, an accrual of approximately $24 million exists related to the IT Plan. Approximately $23 million of the accrual relates to workforce reductions with the remainder relating to other costs. Approximately $18 million of this accrual is expected to be paid out during the remainder of 2001.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The following table summarizes the pretax effect of these costs on the Company’s operating segments. Because future savings from the restructuring will be used to fund corporate information technology initiatives, the majority of these costs were borne by the Corporate and Other segment.

	Three	Six
For the period ended June 30, 2001	Months	Months

(In millions)

Agency Market Operations	$4	$4

Specialty Operations	1	1

Risk Management	2	2

Global Operations	1	1

Life Operations	17	17

Corporate and Other	31	37

Total	$56	$62

Written Premium Adjustment

The CNA property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates. This change was made in conjunction with statutorily required changes in recording written premiums. The change in timing of recording written premiums has no impact on net earned premiums or net income.

The following table presents the effect of the adjustments made to written premiums for the three and six months ending June 30, 2001 for each of the Company’s segments.

Adjustments to Net Written Premiums

	Three	Six
For the period ended June 30, 2001	Months	Months

(In millions)

Agency Market Operations	$—	$84

Specialty Operations	—	18

Global Operations	1	9

Risk Management	4	7

Total	$5	$118

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Discussion of the results of operations for the Company’s segments follow. Based upon the magnitude of the second quarter 2001 charges related to reserve strengthening, restructuring and other related charges and the corporate aggregate reinsurance treaties, when the Company discusses its underwriting results and ratios for its segments in comparison with prior periods, the impact of these charges is excluded to provide a more meaningful analysis of the current underlying business results.

Agency Market Operations

Operating Results

	Three Months		Six Months

Period ended June 30	2001	2000	2001	2000

(In millions)

Net written premiums	$389	$821	$1,067	$1,648

Net earned premiums	213	837	944	1,670

Underwriting loss	(1,269)	(98)	(1,357)	(209)

Net operating (loss) income	(772)	68	(730)	111

Net operating (loss) income excluding restructuring and other related charges	(769)	68	(727)	111

Ratios:

Loss and loss adjustment expense	572.9%	79.2%	187.6%	80.3%

Expense	112.4	30.0	51.6	29.9

Dividend	10.0	2.5	4.5	2.3

Combined	695.3%	111.7%	243.7%	112.5%

2001 ratios excluding corporate covers, reserve adjustment and restructuring and other related charges:

Loss and loss adjustment expense	73.1%		74.4%

Expense	31.2		31.9

Dividend	2.7		2.8

Combined	107.0%		109.1%

Second quarter net operating income declined by $840 million as compared with the prior year. The after-tax impact of the reserve strengthening on Agency Market Operations was $805 million, including $394 million for asbestos, environmental pollution and other mass tort claims. The remaining reserve strengthening related primarily to commercial multiple-peril, general liability and commercial automobile liability coverages. The strengthening was based upon detailed claim reviews, assessments of legal developments affecting these coverages and actuarial analyses completed in the second quarter. In response to the adverse trends indicated by these reviews, changes were made to more closely involve legal counsel on claims affected by these legal developments and to discontinue writing classes of business where adequate pricing cannot be achieved for the exposure.

In addition to the impact of the reserve strengthening, net operating income for the second quarter of 2001 decreased by $6 million related to the cost of the 2001 accident year corporate aggregate reinsurance treaties and $3 million of restructuring and other related charges. Apart from those charges, net operating income decreased $26 million for the second quarter of 2001 as compared with the same period of 2000 due primarily to decreased net investment income, principally as a result of a $32 million decline in limited partnership income,

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

and $16 million after-tax related to the non-recurring ceding commission included in the second quarter of 2000 related to the sale of Personal Insurance business to Allstate in 1999. These quarter-over-quarter declines were partially offset by improved current accident year underwriting results and adverse development in the prior year of $26 million after-tax, which for 2001 is included as part of the reserve strengthening.

The combined ratio declined 4.7 points to 107.0% for the three months ended June 30, 2001 as compared with 2000, and underwriting losses declined $44 million. The change in underwriting results and the combined ratio was driven by a decrease in the loss ratio, partially offset by increases in the expense and dividend ratios. The loss ratio decline of 6.1 points reflects adverse development in the prior year of $40 million, including $9 million for APMT, which for 2001 is included as part of the reserve strengthening, and earned rate achievement and re-underwriting efforts undertaken last year, partially offset by increased catastrophe losses of $8 million. The expense ratio increased 1.2 points due to the reduced net earned premiums base in the current quarter; however, operating expenses have decreased because of higher ceding commissions and lower acquisition expenses. These decreases more than offset the $24 million benefit of the non-recurring ceding commission included in the second quarter of 2000 related to the transfer of Personal Insurance to Allstate. The dividend ratio increased 0.2 points due to adverse development in dividend reserves in Commercial Insurance.

Net written premiums for Agency Market Operations in the second quarter of 2001 decreased $432 million over the prior year as a result of $233 million of ceded premiums related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from the reserve strengthening and a change in estimate for involuntary market premium accruals. These declines were partially offset by higher premiums in the worker’s compensation, automobile, and package lines. Net earned premiums decreased $624 million in the second quarter of 2001 as compared with the same period in 2000. This decline is attributable to the declines noted above in net written premiums and an additional $100 million in adverse experience in retrospective premium accruals. The change in estimate related to retrospective premium receivables was based upon the Company's completion of comprehensive studies related to estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. The studies included the review of all such retrospectively rated insurance policies and the current estimate of ultimate losses.

In addition to the impact of the reserve strengthening recorded in the second quarter, net operating income for the first six months of 2001 decreased by $8 million related to the cost of the 2001 accident year corporate aggregate reinsurance treaties and $3 million of restructuring and other related charges. Apart from those charges, net operating income for the first six months of 2001 decreased $25 million as compared with the same period in the prior year due primarily to decreased net investment income, principally as a result of a $34 million decline in limited partnership income, and $40 million related to the non-recurring ceding commission included in the first six months of 2000 related to the transfer of Personal Insurance business to Allstate in 1999. These declines for the first six months of 2001 as compared with the same period in the prior year were partially offset by improved current accident year underwriting results.

The combined ratio declined 3.4 points to 109.1% for the six months ended June 30, 2001 as compared with 2000, and underwriting losses declined $68 million. The change in underwriting results and the combined ratio was driven by a decrease in the loss ratio, partially offset by increases in the expense and dividend ratios. The loss ratio decline of 5.9 points reflects adverse development in the prior year for the second quarter, which for second quarter 2001 is included as part of the reserve strengthening, earned rate achievement and re-underwriting efforts undertaken last year which improved current year loss experience, most notably in worker’s compensation and package property lines within Commercial Insurance. The expense ratio increased 2.0 points due to the reduced net earned premiums base in the current quarter; however, operating expenses have decreased because of higher ceding commissions and lower acquisition expenses. These decreases more than offset the $61 million benefit of the non-recurring ceding commission included in 2000 related to the sale of Personal Insurance business to Allstate. The dividend ratio increased 0.5 points due to adverse development in dividend reserves in Commercial Insurance.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Net written premiums for Agency Market Operations for the six months ended June 30, 2001 decreased $581 million as compared with the prior year as a result of $257 million of ceded premiums related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from the second quarter 2001 reserve strengthening and a change in estimate for involuntary market premium accruals, $84 million related to the adjustment in net written premiums (as previously discussed on page 35 of the Management Discussion and Analysis of Financial Conditions and Results of Operations (MD&A)). The declines were partially offset by higher premiums in commercial lines. Net earned premiums likewise decreased $726 million for the first six months of 2001 as compared with the same period in 2000. This decline is attributable to the declines noted above in net written premiums and an additional $100 million in adverse experience in retrospective premium accruals. The change in estimate related to retrospective premium receivables was based upon the Company's completion of comprehensive studies related to estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. The studies included the review of all such retrospectively rated insurance policies and the current estimate of ultimate losses.

Commercial Insurance achieved an average rate increase of 16% for the second quarter of 2001 for the contracts that renewed during the period and had a retention rate of 70% for those contracts that were up for renewal.

Specialty Operations

Operating Results

	Three Months		Six Months

Period ended June 30	2001	2000	2001	2000

(In millions)

Net written premiums	$207	$173	$343	$343

Net earned premiums	182	152	356	344

Underwriting loss	(381)	(4)	(403)	(7)

Net operating (loss) income	(214)	43	(184)	84

Net operating (loss) income excluding restructuring and other related charges	(213)	43	(183)	84

Ratios:

Loss and loss adjustment expense	279.0%	69.3%	183.9%	74.0%

Expense	30.6	33.3	29.3	28.2

Dividend	0.2	0.1	0.1	0.0

Combined	309.8%	102.7%	213.3%	102.2%

2001 ratios excluding corporate covers, reserve adjustment and restructuring and other related charges:

Loss and loss adjustment expense	79.8%		82.1%

Expense	26.7		26.9

Dividend	0.2		0.1

Combined	106.7%		109.1%

Second quarter net operating income declined by $257 million as compared with the prior year. The after-tax impact of the reserve strengthening on Specialty Operations was $238 million. The reserve strengthening related primarily to medical malpractice and national-for-profit nursing home chains with exposure in Florida and Texas. The strengthening was necessitated by the continuing emergence of reported losses in excess

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

of our expectations and a thorough review of claim exposures by the new management team that was put in place during 2000. In response to these adverse trends, Specialty Operations withdrew from writing these coverages in certain states and have instituted major rate increases.

In addition to the impact of the reserve strengthening, net operating income for the second quarter of 2001 decreased by $1 million related to the cost of the 2001 accident year corporate aggregate reinsurance treaties and $1 million of restructuring and other related charges. Apart from those charges, net operating income decreased $17 million in the second quarter of 2001 as compared with 2000 due primarily to the decline in underwriting results and decreased net investment income, principally resulting from a $11 million decline in limited partnership income.

The combined ratio increased by 4.0 points to 106.7% for the second quarter of 2001 as compared with the same period in 2000 and underwriting results declined by $10 million. This decline is due to an increase in the loss ratio of 10.5 points as a result of favorable loss development in the retrospectively rated architects and engineers business taken in 2000 and the decreased use of reinsurance in the current year. Partially offsetting the increase in the loss ratio, was a 6.6 point decrease in the expense ratio. Operating expenses remained relatively flat, while the earned premiums base increased.

Net written premiums for Specialty Operations in the second quarter of 2001 increased $34 million over the prior year as a result of increased production in lawyers and architects and engineers products, price increases for small not-for-profit long term care facilities and decreased use of treaty reinsurance on the healthcare book, partially offset by $13 million of ceded premiums related to the corporate aggregate reinsurance treaties on accident year 2001. Net earned premiums increased $30 million primarily related to the same reasons noted above as well as the reduction of retrospective premium accruals taken in the second quarter of 2000 because of the favorable loss development in the retrospectively rated architects and engineers business noted above.

In addition to the impact of the reserve strengthening recorded in the second quarter, net operating income for the first six months of 2001 decreased by $2 million related to the cost of the 2001 accident year corporate aggregate reinsurance treaties and $1 million of restructuring and other related charges. Apart from those charges, net operating income for the first six months of 2001 decreased $27 million as compared with the same period in 2000 due primarily to the decline in underwriting results and decreased net investment income, principally as a result of a $12 million decline in limited partnership income.

The combined ratio increased by 6.9 points to 109.1% for the first six months of 2001 as compared with the same period in 2000 and underwriting results declined by $28 million. This decline is due to an increase in the loss ratio of 8.1 points as a result of favorable loss development taken in 2000 for the architects and engineers business and decreased use of reinsurance in the current year.

Net written premiums for Specialty Operations for the first six months of 2001 remained flat at $343 million as compared with the same period in 2000. Net written premiums increased due to the second quarter of 2001 production increases and the decreased use of reinsurance of $25 million, partially offset by $18 million related to the adjustment in net written premiums (as previously discussed on page 35 of the MD&A). Net earned premiums increased $12 million for the first six months of 2001 as compared with the same period in 2000 primarily related to the increased production and decreased use of reinsurance mentioned above and the reserve for retrospective premium increase taken in the second quarter of 2000, partially offset by $19 million of ceded premiums related to the corporate aggregate reinsurance treaties on accident year 2001.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The non-medical professional liability and financial products lines of business achieved an average of a seven percent rate increase for the second quarter of 2001 for the contracts that renewed during the period and had a retention rate of 85% for the second quarter of 2001 for those contracts that were up for renewal. The medical professional liability book achieved an average rate increase of 28% for the second quarter of 2001 for those contracts that renewed during the period and had a retention rate of 72% for the second quarter of 2001 for those contracts that were up for renewal.

CNA Re

Operating Results

	Three Months		Six Months

Period ended June 30	2001	2000	2001	2000

(In millions)

Net written premiums	$69	$176	$270	$556

Net earned premiums	144	270	303	513

Underwriting loss	(611)	(24)	(634)	(43)

Net operating (loss) income	(369)	24	(351)	45

Ratios:

Loss and loss adjustment expense	479.4%	79.3%	267.2%	75.0%

Expense	43.5	29.5	41.3	33.4

Combined	522.9%	108.8%	308.5%	108.4%

2001 ratios excluding corporate covers and reserve adjustment:

Loss and loss adjustment expense	75.8%		75.6%

Expense	38.1		38.3

Combined	113.9%		113.9%

The Company plans to dispose of the United Kingdom subsidiaries of CNA Re, and the disposition is expected to be completed by year end 2001 and will be subject to regulatory approval. Future writing of all U.S. domiciled business will be written from our operations in the U.S. European business will be handled through facilities the Company is exploring overseas. The Company cannot provide assurance that the United Kingdom subsidiaries of CNA Re will be sold. Refer to the investments section on the following pages for more information.

Second quarter net operating income declined by $393 million as compared with the prior year. The after-tax impact of the reserve strengthening on CNA Re was $384 million, including $37 million for asbestos, environmental pollution and other mass tort claims. The strengthening was based upon second quarter reviews that showed the emergence of higher than expected reported losses. The reserve strengthening relates to a number of lines, including excess of loss liability and professional liability in accident years 1997 to 2000. CNA Re has focused on charging the appropriate premium for the risk and has therefore continued to take significant underwriting and pricing actions. As a result, premium volume has decreased significantly.

In addition to the impact of the reserve strengthening, net operating income for the second quarter of 2001 decreased by $1 million related to the cost of the 2001 accident year corporate aggregate reinsurance treaties. Apart from those charges, net operating income decreased $8 million for the second quarter of 2001 as compared with the prior year due primarily to decreased net investment income, principally due to a $6 million decline in limited partnership income.

The combined ratio increased 5.1 points to 113.9% during the second quarter of 2001 as compared with the same period in 2000. An increase in the expense ratio partially offset by a decrease in the loss ratio led to the unfavorable change in the combined ratio. The expense ratio has increased due to a reduced net earned premium base in the current quarter. Overall, acquisition and underwriting expenses have decreased in the second quarter as compared with

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

the same period in 2000, but not at the same pace as the premium base reduction. The decrease in the loss ratio is primarily attributable to the improvement in current year loss experience, particularly in proportional property, property risk excess, and proportional motor liability lines of business.

Net written premiums for CNA Re for the second quarter of 2001 decreased $107 million over the prior year as a result of $34 million of ceded premiums related to the corporate aggregate reinsurance treaties and decisions made for 2001 not to renew contracts, including multi-year contracts, that management believed did not meet its underwriting profitability targets. These contracts included credit and bond, London market lineslip insurance and European casualty facultative lines of business. Net earned premiums decreased $126 million primarily related to the same reasons noted above.

In addition to the impact of the reserve charge recorded in the second quarter, net operating income for the first six months decreased by $1 million related to the cost of 2001 accident year corporate aggregate reinsurance treaties. Apart from those charges, net operating income decreased $11 million for the first six months of 2001 as compared with the same period in 2000 due to the decline in underwriting results and decreased net investment income, primarily from a $6 million decline in limited partnership income.

The combined ratio increased 5.5 points to 113.9% for the six months ended June 30, 2001 as compared with the same period in 2000 and underwriting results declined $4 million. Increases in both the loss and expense ratios led to the unfavorable change in the combined ratio. The increase in the loss ratio was principally the result of favorable loss development taken in 2000, which lowered the 2000 loss ratio. Acquisition and underwriting expenses have decreased for the first six months of 2001 compared with the same period in 2000; however, the expense ratio has increased due to a reduced net earned premium base in the current quarter.

Net written premiums for CNA Re decreased $286 million for the first six months of 2001 as compared with the same period in 2000 as a result of $35 million of ceded premiums related to the corporate aggregate reinsurance treaties and decisions made for 2001 not to renew contracts, including multi-year contracts, that management believed did not meet its underwriting profitability targets. Net earned premiums decreased $210 million for the first six months of 2001 as compared with the same period in 2000 primarily related to the same reasons noted above.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Global Operations

Operating Results

	Three Months		Six Months

Period ended June 30	2001	2000	2001	2000

(In millions)

Net written premiums	$309	$295	$590	$576

Net earned premiums	273	266	558	540

Underwriting loss	(198)	(33)	(208)	(33)

Net operating (loss) income	(138)	(1)	(125)	16

Net operating (loss) income excluding restructuring and other related charges	(138)	(1)	(124)	16

Ratios:

Loss and loss adjustment expense	108.7%	68.4%	84.1%	62.5%

Expense	63.3	43.6	52.8	42.9

Dividend	0.4	0.4	0.3	0.4

Combined	172.4%	112.4%	137.2%	105.8%

2001 ratios excluding corporate covers, reserve adjustment and restructuring and other related charges:

Loss and loss adjustment expense	65.8%		63.2%

Expense	63.1		52.1

Dividend	0.4		0.3

Combined	129.3%		115.6%

Second quarter net operating income declined by $137 million as compared with the prior year. The after-tax impact of the reserve strengthening on Global Operations was $87 million, including $25 million for asbestos, environmental pollution and other mass tort claims. The remaining reserve strengthening related to marine business as a result of a second quarter review which indicated an increase in large claim frequency in marine cargo and hull for accident years 1998 though 2000. In addition, Global Operations strengthened reserves related to higher than expected losses arising from high hazard commercial auto business. In response to these adverse trends, Global Operations has taken rate action and reduced exposure to unprofitable marine cargo and hull classes of business and exited the high hazard commercial auto business.

In addition to the impact of the reserve strengthening, net operating income for the second quarter of 2001 decreased by $1 million related to the cost of the 2001 accident year corporate aggregate reinsurance treaties. Apart from those charges, net operating income decreased $49 million for the second quarter of 2001 as compared with the prior year due primarily to writing off unrecoverable deferred acquisition costs and better aligning premium earnings patterns with the emergence of claims in the vehicle warranty line of business and a $3 million decline in limited partnership income.

The combined ratio increased 16.9 points to 129.3% for the second quarter of 2001 as compared with the same period in 2000 and underwriting results declined $46 million. These changes were primarily a result of the increase in the expense ratio, partially offset by a decrease in the loss ratio. The increase in the expense ratio was attributable to a $55 million increase in acquisition expenses primarily due to the write-off of unrecoverable deferred acquisition costs in the vehicle warranty line of business. The decrease in the loss ratio was attributable to adverse loss development in the vehicle warranty line of business that increased the 2000 loss ratio.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Net written premiums for Global Operations for the second quarter of 2001 increased $14 million as compared with the same period in 2000. Net written premiums increased primarily as a result of growth in the commercial casualty and property lines in the European operations and vehicle warranty and medical equipment contract lines, as well as production increases in surety lines. These increases were partially offset by $9 million of additional ceded premiums arising from the corporate aggregate reinsurance treaties, declines in the equipment maintenance warranty line of business and increased ceded premiums in the surety lines. Net earned premiums increased $7 million primarily related to the same reasons noted above.

In addition to the impact of the reserve strengthening recorded in the second quarter, net operating income for the first six months decreased by $2 million related to the cost of the 2001 accident year corporate aggregate reinsurance treaties and $1 million of restructuring charges and other related charges. Apart from those charges, net operating income decreased $51 million for the six month period of 2001 as compared with the same period in 2000 due primarily to writing off unrecoverable deferred acquisition costs and better aligning premium earnings patterns with the emergence of claims in the vehicle warranty line of business and lower net investment income, primarily due to a $3 million decline in limited partnership income.

The combined ratio increased 9.8 points to 115.6% for the first six months of 2001 as compared with the same period in 2000 and underwriting results declined $55 million. These changes were principally due to writing off unrecoverable deferred acquisition costs in the second quarter of 2001 for the vehicle warranty line of business.

Net written premiums for Global Operations for the six months ended June 30, 2001 increased $14 million as compared with the same period in 2000 as a result of growth in the commercial casualty and property lines in the European operations. These increases were partially offset by $9 million related to the adjustment in net written premiums (as previously discussed on page 35 of the MD&A), $15 million of ceded premiums related to the corporate aggregate reinsurance treaties, declines in the equipment maintenance warranty line of business and increased ceded premiums in the surety lines. Net earned premiums increased $18 million primarily related to the same reasons noted above.

Global Operations achieved 5% average rate increases across its businesses during the second quarter of 2001 for the contracts that renewed during the period. Retention rates were in the 82 percent range for those contracts which were up for renewal. Retention rates do not apply to the Surety and Warranty businesses.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Risk Management

Operating Results

	Three Months		Six Months

Period ended June 30	2001	2000	2001	2000

(In millions)

Net written premiums	$(11)	$155	$206	$377

Net earned premiums	(271)	162	(142)	305

Underwriting loss	(894)	(34)	(920)	(71)

Net operating (loss) income	(564)	13	(550)	19

Net operating (loss) income excluding restructuring and other related charges	(563)	13	(549)	19

Ratios:

Loss and loss adjustment expense	NM	92.4%	NM	92.0%

Expense	NM	28.8	NM	31.2

Dividend	NM	0.0	NM	0.0

Combined	NM	121.2%	NM	123.2%

2001 ratios excluding corporate covers, reserve adjustment and restructuring and other related charges:

Loss and loss adjustment expense	85.0%		85.0%

Expense	26.0		29.2

Dividend	1.3		1.4

Combined	112.3%		115.6%

NM = Not Meaningful.

Second quarter net operating income declined by $577 million as compared with the prior year. The after-tax impact of the reserve strengthening on Risk Management was $575 million, including $322 million for asbestos, environmental pollution and other mass tort claims. The remaining reserve strengthening related primarily to adverse experience in liability coverages and retrospective premium accruals. The change in estimate was driven by adverse indications in loss reserve and retrospective premium studies. Risk Management has continued to focus on re-underwriting the business with adequate price for the exposure and to achieve price increases in 2001.

In addition to the impact of the reserve strengthening, net operating income for the second quarter of 2001 decreased by $1 million related to the cost of the 2001 accident year corporate aggregate reinsurance treaties and $1 million of restructuring and other related charges. Apart from those charges, net operating income remained flat at $13 million in the second quarter of 2001 as compared with the prior year due to improved current year casualty underwriting results, adverse development taken in 2000 of $13 million after-tax, which for 2001 is included as part of the reserve strengthening, and increased earnings in RSKCoSM. These quarter-over-quarter improvements were offset by higher catastrophe losses, primarily due to $10 million for the impact of Tropical Storm Allison, and decreased net investment income, principally due to a $8 million decline in limited partnership income.

The combined ratio declined 8.9 points to 112.3% for the second quarter of 2001 as compared with the same period in 2000 and underwriting losses declined $16 million. The decline in the combined ratio is due to decreases in the loss and expense ratios attributable to improved current year loss experience and acquisition expenses in the casualty line of business and

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

adverse development taken in 2000 of $23 million, including $11 million for APMT, which for 2001 is included as part of the reserve strengthening, partially offset by Tropical Storm Allison catastrophe losses in the property book.

Net written premiums for Risk Management decreased $166 million for the second quarter of 2001 as compared with the same period in 2000 as a result of $133 million of ceded premiums related to the corporate aggregate reinsurance treaties, a change in estimate for involuntary market premium accruals and a continued focus on re-underwriting the book of business. Net earned premiums decreased $433 million for the second quarter of 2001 as compared with the same period in 2000. This decline is attributable to the declines noted above and an additional $265 million in adverse experience in retrospective premium accruals. The change in estimate related to retrospective premium receivables was based upon the Company’s completion of comprehensive studies of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. The studies included the review of all such retrospectively rated insurance policies and the current estimate of ultimate losses.

In addition to the impact of the reserve strengthening recorded in the second quarter, net operating income for the first six months of 2001 decreased by $1 million related to the cost of the 2001 accident year corporate aggregate reinsurance treaties and $1 million of restructuring and other related charges. Apart from those charges, net operating income for the first six months of 2001 increased $8 million as compared with the same period in 2000 primarily due to improved current year casualty underwriting results, increased earnings in RSKCoSM and adverse development taken in 2000 for the second quarter, which for second quarter 2001 is included as part of the reserve charge, partially offset by decreased net investment income, principally due to a $8 million decline in limited partnership income.

The combined ratio declined 7.6 points to 115.6% for the six months ended June 30, 2001 as compared with the same period in 2000 and underwriting losses declined by $27 million. Decreases in the loss and expense ratios were partially offset by an increase in the dividend ratio. The decreases in the loss and expense ratios are attributable to improved current year loss experience and acquisition expenses in the casualty line of business, partially offset by Tropical Storm Allison catastrophe losses in the property book.

Net written premiums for Risk Management decreased $171 million for the first six months of 2001 as compared with the same period in 2000 as a result of $137 million of ceded premiums related to the corporate aggregate reinsurance treaties, a change in estimate for involuntary market premium accruals and a continued focus on re-underwriting the book of business. Net earned premiums decreased $447 million for the first six months of 2001 as compared with the same period in 2000 attributable to $265 million in adverse experience in retrospective premium accruals recorded in the second quarter reserve strengthening as well as the declines as noted above.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Group Operations

Operating Results

	Three Months		Six Months

Period ended June 30	2001	2000	2001	2000

(In millions)

Net earned premiums	$830	$878	$1,648	$1,760

Net operating income	16	15	31	25

Net earned premiums for Group Operations decreased $48 million, or 5%, to $830 million for the second quarter of 2001 as compared with the same period in 2000. Net earned premiums declined $57 million as a result of the sale of the Life Reinsurance business (Life Reinsurance) on December 31, 2000 and $31 million in the group reinsurance line of business primarily as a result of terminating unprofitable contracts with independent underwriting agencies that occurred in 2000. See Note K of the Condensed Consolidated Financial Statements for a discussion of the Life Reinsurance transaction. These declines were partially offset by increases of $20 million in Federal Markets, mainly due to the mailhandlers health benefit plan, and growth of $20 million in Group Benefits, particularly in the disability and group long-term care lines of business.

Net operating income increased by $1 million in the second quarter of 2001 as compared with the same period in 2000. This improvement is a result of exiting unprofitable lines of business in 2000 offset by the loss of income resulting from the sale of Life Reinsurance and a decline of $4 million in limited partnership income in 2001.

Net earned premiums for Group Operations decreased $112 million, or 6%, to $1,648 million for the six months ended June 30, 2001 as compared with the same period in 2000. Net earned premiums declined $106 million as a result of the sale of the Life Reinsurance and $82 million in group reinsurance line of business primarily as a result of terminating unprofitable contracts with independent underwriting agencies. These declines were partially offset by increases in Federal Markets of $37 million and growth in the first six months of 2001 of $39 million in Group Benefits, particularly in the disability and group long-term care lines of business.

Net operating income increased by $6 million for the first six months of 2001 as compared with the same period in 2000. This improvement is a result of exiting unprofitable lines of business which more than offset the sale of Life Reinsurance and a $5 million decline in limited partnership income.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Life Operations

Operating Results

	Three Months		Six Months

Period ended June 30	2001	2000	2001	2000

(In millions)

Sales volume*	$1,014	$666	$1,623	$1,683

Net earned premiums	244	226	492	438

Net operating income	27	49	69	92

Net operating income excluding restructuring	38	49	80	92

*	Sales volume is a cash-based measure that includes premiums and annuity considerations, investment contract deposits and other sales activities that are not reported as premiums under accounting principles generally accepted in the United States of America (GAAP).

Sales volume for Life Operations increased $348 million, or 52%, to $1,014 million for the second quarter of 2001 as compared with the same period in 2000. Sales volume increased primarily in guaranteed investment contracts sold to institutional customers and a growing in-force block of business in Long Term Care products. Net earned premiums increased $18 million, or 8%, to $244 million for the second quarter of 2001 as compared with the same period in 2000. This improvement is primarily attributable to improved sales of structured settlement annuities and Long Term Care products, partially offset by decreased annuity sales internationally.

Excluding restructuring charges, net operating income decreased $11 million, or 21%, to $38 million for the second quarter of 2001 as compared with the same period in 2000. This decrease was due to lower investment performance in the Index 500 product sold to institutions, decreased net investment income primarily due to a $5 million decline in limited partnership income, and increased mortality losses on universal life and term products. Sales volume for Life Operations decreased $60 million, or 4%, to $1,623 million for the six months ended June 30, 2001 as compared with the same period in 2000. Sales volume for the six month period decreased in variable annuities which was influenced in part by the decline in the stock market during the first quarter of 2001. These declines were partially offset by the sales improvements of the second quarter as discussed above. Net earned premiums increased $54 million, or 12%, to $492 million for the six months ended June 30, 2001 as compared with the same period in 2000. This improvement is primarily attributable to improved sales of structured settlement annuities and Long Term Care products.

Excluding restructuring charges, net operating income decreased $12 million, or 13%, to $80 million for the six months ended June 30, 2001 compared with the same period in 2000. This decrease relates primarily to decreased net investment income primarily due to a $13 million decline in limited partnership income.

\

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Corporate and Other

In addition to the $10 million benefit from the reserve strengthening, net operating losses increased $14 million to $71 million for the second quarter of 2001 as compared with $57 million in the same period of 2000. This decrease was primarily attributable to $20 million in restructuring and other related charges.

In addition to the impact of the reserve strengthening, net operating losses increased $8 million to $126 million for the first six months of 2001 as compared with $118 million in the same period in 2000. Included in the six months ended June 30, 2001 was $23 million in restructuring and other related charges.

Environmental Pollution and Other Mass Tort and Asbestos Reserves

Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA’s adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an “absolute pollution exclusion”. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

As of June 30, 2001 and December 31, 2000, CNA carried approximately $680 million and $347 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended June 30, 2001 and 2000 amounted to $449 million and $21 million. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the six months ended June 30, 2001 and 2000 amounted to $453 million and $21 million.

CNA’s property-casualty insurance subsidiaries also have exposure to asbestos claims. Estimation of asbestos claims and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future, and the uncertainties inherent in predicting the number of future claims.

As of June 30, 2001 and December 31, 2000, CNA carried approximately $1,271 million and $603 million of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended June 30, 2001 and 2000 amounted to $748 million and $5 million. Unfavorable asbestos net claim and claim adjustment expense reserve development for the six months ended June 30, 2001 and 2000 amounted to $769 million and $31 million. The Company made asbestos payment of $126 million and $43 million in calendar year 2000 and the six months ended June 30, 2001 respectively on a net basis, excluding payments made in connection with the 1993 settlement of litigation related to Fibreboard Corporation. CNA has attempted to manage its asbestos exposures by aggressively resolving old accounts.

In addition, some asbestos defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA currently has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed.

Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos claims may vary substantially from the amount currently recorded. Other variables that will influence CNA’s ultimate exposure to asbestos claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA’s results of operations and/or financial condition.

The results of operations and financial condition of CNA in future years may continue to be adversely affected by environmental pollution and other mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including further reserve strengthening as warranted.

Investments

The components of net investment income for the three and six months ended June 30, 2001 and 2000 are presented in the following table.

Net Investment Income

	Three Months		Six Months

Period ended June 30	2001	2000	2001	2000

(In millions)

Fixed maturity securities:

Bonds:

Taxable	$408	$369	$825	$750

Tax-exempt	28	58	62	116

Limited Partnerships	(4)	102	32	158

Short-term investments	37	53	79	91

Other	(45)	28	(41)	41

Gross Investment Income	424	610	957	1,156

Investment expense	(13)	(12)	(29)	(26)

Net investment income	$411	$598	$928	$1,130

During the first quarter of 2001, the Company reclassified equity method income from limited partnership investments. This income was previously classified in realized investment gains, net of participating policyholders’ and minority interests. Effective in 2001, equity method income from limited partnership investments is classified in net investment income, as shown in the preceding table. Income from limited partnership investments decreased $106 million and $126 million for the three and six month periods ended June 30, 2001 as compared with the same periods in 2000. During the three and six month periods ended June 30, 2000 market conditions allowed for very favorable investment results relative to investment strategies practiced by certain partnerships held. Investment results for the same periods in 2001 were, in general, less than expected. In addition, certain partnerships that were very successful during year 2000 have been dissolved and are no longer held. Also during the first quarter of 2001, the Company reclassified interest on funds withheld and other deposits. This

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

expense was previously classified in other operating expenses and is now classified in net investment income. Interest on funds withheld and other deposits was $86 million and $17 million for the second quarter of 2001 and 2000. Interest on funds withheld and other deposits was $122 million and $36 million for the first six months of 2001 and 2000.

The Company experienced lower net investment income for both the three and six months ended June 30, 2001 as compared with the same period in 2000 due primarily to decreases in limited partnership income as well as an increase in interest on funds withheld and other deposits, partially offset by an improved yield in the core bond portfolio. The bond segment of the investment portfolio yielded 6.5% in the first six months of 2001 as compared with 6.4% during the same period in 2000.

The components of net realized investment gains for the three and six months ended June 30, 2001 and 2000 are presented in the following table.

Net Realized Investment Gains

	Three Months		Six Months

Period ended June 30	2001	2000	2001	2000

(In millions)

Realized investment gains (losses):

Fixed maturity securities:

U.S. Government bonds	$(21)	$23	$107	$(3)

Corporate and other taxable bonds	2	(25)	(6)	(50)

Tax-exempt bonds	(15)	(21)	38	(47)

Asset-backed bonds	4	(41)	55	(58)

Redeemable Preferred Stock	(21)	—	(21)	—

Total fixed maturity securities	(51)	(64)	173	(158)

Equity securities	1,015	290	1,087	375

Derivative securities	8	23	3	21

Other assets	(403)	20	(314)	63

Total realized investment gains	569	269	949	301

Allocated to participating policyholders and minority interest	(1)	2	(10)	3

Income tax expense	(255)	(95)	(389)	(107)

Net realized investment gains	$313	$176	$550	$197

Net realized investment gains increased $137 million for the second quarter of 2001 compared with the same period in 2000. This increase is primarily a result of after-tax gains from the sale of Global Crossing Ltd common stock (Global Crossing) and its related hedge of $633 million as compared with $157 million in 2000. Partially offsetting these gains, were estimated losses of $320 million relating to the planned disposition of certain subsidiaries.

The Company is currently negotiating the sale of certain subsidiaries and expects the sales to be completed prior to year-end 2001. The assets being held for disposition include the United Kingdom subsidiaries of CNA Re and certain other subsidiaries. The Company anticipates that it will realize losses in connection with those sales. In determining the anticipated loss from these sales, the Company estimated sales proceeds, transactional costs, lease termination costs, employee related costs and the cost of certain reinsurance transactions. The sale of the United Kingdom insurance subsidiary will be subject to regulatory approval.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The estimated after-tax realized loss recorded in connection with the planned disposition of certain subsidiaries by segment is as follows:

Three and
For the period ended June 30, 2001	Six Months

(In millions)

Agency Market Operations	$17

CNA Re	285

Global Operations	18

Total	$320

Net realized investment gains increased $353 million for the first six months of 2001 compared with the same period in 2000. This increase is primarily a result of after-tax gains from the sale of Global Crossing and its related hedge of $647 million as compared with $166 million in the first six months of 2000 as well as gains of $55 million resulting from the sale of a New York real estate property and gains from the sale of fixed maturity security investments in the first quarter of 2001. These gains are partially offset by the estimated losses recorded for the planned dispositions described above.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The following table presents the carrying values of the Company’s investments at June 30, 2001 and December 31, 2000, and the change in unrealized gains (losses) of those securities included in other comprehensive income for the six months ended June 30, 2001.

			Six Months
			Ended
			June 30,
			2001
			Change in
			Unrealized
	June 30,	December 31,	Gains
General Account Investments	2001	2000	(Losses)

(In millions)

Fixed maturity securities:

U.S. Treasury securities and obligations of government agencies	$6,415	$5,298	$(94)

Asset-backed securities	5,785	7,623	(16)

Tax-exempt securities	2,095	3,349	(44)

Taxable securities	12,521	10,328	170

Redeemable preferred stock	38	54	—

Total fixed maturity securities	26,854	26,652	16

Equity securities:

Common stock	1,296	2,216	(933)

Non-redeemable preferred stock	279	196	(9)

Total equity securities	1,575	2,412	(942)

Short-term investments	5,882	4,723	—

Other investments	1,578	1,335	—

Total investments	$35,889	$35,122	(926)

Separate account business and other			83

Change in unrealized gains (losses) reported in other comprehensive income			$(843)

The Company’s general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized gain of $384 million at June 30, 2001 compared with $1,310 million at December 31, 2000. The unrealized position at June 30, 2001 was composed of an unrealized gain of $90 million for fixed maturities, and an unrealized gain of $294 million for equity securities.

The Company’s investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 91% and 93% of which were rated as investment grade at June 30, 2001 and December 31, 2000. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

General Account Bond Ratings

	June 30,		December 31,
	2001	%	2000	%

(In millions)

U.S. Government and affiliated agency securities	$7,207	27%	$8,689	32%

Other AAA rated	6,806	25	7,120	27

AA and A rated	6,149	23	5,954	22

BBB rated	4,306	16	3,066	12

Below investment-grade	2,348	9	1,769	7

Total	$26,816	100%	$26,598	100%

At June 30, 2001 and December 31, 2000, approximately 97% and 98% of the general account portfolio were U.S. Government agencies or were rated by Standard & Poor’s (S&P) or Moody’s Investors Service. The remaining bonds were rated by other rating agencies, outside brokers or Company management.

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

Included in CNA’s general account fixed maturity securities at June 30, 2001 are $5,785 million of asset-backed securities, at fair value, consisting of approximately 49% in collateralized mortgage obligations (CMOs), 23% in U.S. government agency issued pass-through certificates, 23% in corporate asset-backed obligations and 5% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

Short-term investments at June 30, 2001 and December 31, 2000 primarily consisted of commercial paper and money market funds. The components of the general account short-term investment portfolio are presented in the following table.

Short-term investments

	June 30,	December 31,
	2001	2000

(In millions)

Commercial paper	$3,824	$3,291

U.S. Treasury securities	190	383

Money Market funds	1,465	620

Other	403	429

Total short-term investments	$5,882	$4,723

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk). CNA considers the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

derivatives in its general account to be held for purposes other than trading. Derivative securities are recorded at fair value at the reporting date.

Most derivatives in separate accounts are held for trading purposes. The Company uses these derivatives to mitigate market risk by purchasing S&P 500® index futures in a notional amount equal to the contract liability relating to Life Operations’ Index 500 guaranteed investment contract product.

Market Risk

Market risk is a broad term related to changes in the fair value of a financial instrument. Discussions herein regarding market risk focus on only one element of market risk-price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index or price underlying the financial instrument. The Company’s primary market risk exposures are due to changes in interest rates, although the Company has certain exposures to changes in equity prices and foreign currency exchange rates. The fair value of the financial instruments are adversely affected when interest rates rise, equity markets decline and the dollar strengthens against foreign currency.

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

For purposes of this disclosure, market risk sensitive instruments are divided into two categories: (1) instruments entered into for trading purposes and (2) instruments entered into for purposes other than trading. The Company’s general account market risk sensitive instruments presented are classified as held for purposes other than trading.

Sensitivity Analysis

CNA monitors its sensitivity to interest rate risk by evaluating the change in the value of financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the Company’s market value at risk and the resulting effect on stockholders’ equity. The analysis presents the sensitivity of the market value of the Company’s financial instruments to selected changes in market rates and prices. The range of change chosen reflects the Company’s view of changes which are reasonably possible over a one-year period. The selection of the range of values chosen to represent changes in interest rates should not be construed as the Company’s prediction of future market events, but rather an illustration of the impact of such events.

The sensitivity analysis estimates the decline in the market value of the Company’s interest sensitive assets and liabilities that were held on June 30, 2001 and December 31, 2000 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at June 30, 2001 and December 31, 2000, with all other variables held constant.

Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S & P 500 Index (Index) from its level at June 30, 2001 and December 31, 2000, with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At June 30, 2001, a 10% and 25% decrease in the Index would result in a $456 million and $1,141 million decrease compared to $457 million and $1,042 million decrease at December 31, 2000, in the market rate of the Company’s equity investments.

Of these amounts, under the 10% and 25% scenarios, $173 million and $435 million at June 30, 2001 and $167 million and $418 million at December 31, 2000 pertained to decreases in the market value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the market value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The following tables present the estimated effects on the market value of the Company’s financial instruments at June 30, 2001 and December 31, 2000, due to an increase in interest rates of 100 basis points, a decline of 10% in foreign currency exchange rates and a 10% decline in the Index.

		Increase (Decrease)

Market Risk Scenario 1	Market	Interest	Currency	Equity
June 30, 2001	Value	Rate Risk	Risk	Risk

(In millions)

Held for Other Than Trading Purposes:

General Account:

Fixed maturity securities	$26,854	$(1,350)	$(61)	$(76)

Equity securities	1,575	—	(31)	(153)

Short-term investments	5,882	(4)	(1)	(1)

Limited Partnerships	1,326	52	—	(54)

Other invested assets	253	—	—	—

Interest rate caps	1	2	—	—

Interest rate swaps	—	—	—	—

Equity indexed futures	—	—	—	—

Other derivative securities	(2)	34	18	1

Total general account	35,889	(1,266)	(75)	(283)

Separate accounts:

Fixed maturity securities	2,115	(114)	—	—

Equity securities	182	—	—	(18)

Short-term investments	116	—	—	—

Other invested assets	499	—	—	(50)

Other derivative securities	—	—	—	—

Total separate accounts	2,912	(114)	—	(68)

Total all securities held for other than trading purposes	38,801	(1,380)	(75)	(351)

Held for Trading purposes:

Separate accounts:

Fixed maturity securities	287	(7)	—	(6)

Equity securities	10	—	—	(1)

Short-term investments	311	—	—	—

Limited Partnerships	381	—	—	(3)

Equity indexed futures	—	2	—	(95)

Other derivative securities	—	—	—	—

Total all securities held for trading purposes	989	(5)	—	(105)

Total all securities	39,790	(1,385)	(75)	(456)

Debt (carrying value)	$2,468	$(104)	$—	$—

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

		Increase (Decrease)

Market Risk Scenario 1	Market	Interest	Currency	Equity
December 31, 2000	Value	Rate Risk	Risk	Risk

(In millions)

Held for Other Than Trading Purposes:

General Account:

Fixed maturity securities	$26,652	$(1,428)	$(213)	$(22)

Equity securities	2,412	—	(44)	(223)

Short-term investments	4,723	(4)	(18)	—

Limited Partnerships	1,092	43	—	(45)

Other invested assets	241	—	—	—

Interest rate caps	1	1	—	—

Interest rate swaps	—	—	—	—

Equity indexed futures	—	—	—	—

Other derivative securities	1	1	(4)	—

Total general account	35,122	(1,387)	(279)	(290)

Separate accounts:

Fixed maturity securities	2,293	(118)	(7)	—

Equity securities	212	—	(1)	(21)

Short-term investments	150	—	—	—

Other invested assets	444	—	—	(44)

Other derivative securities	—	—	—	—

Total separate accounts	3,099	(118)	(8)	(65)

Total all securities held for other than trading purposes	38,221	(1,505)	(287)	(355)

Held for Trading purposes:

Separate accounts:

Fixed maturity securities	410	(19)	(4)	(1)

Equity securities	3	—	—	—

Short-term investments	230	—	—	—

Limited Partnerships	404	—	—	(3)

Equity indexed futures	—	2	—	(98)

Other derivative securities	1	(6)	—	—

Total all securities held for trading purposes	1,048	(23)	(4)	(102)

Total all securities	39,269	(1,528)	(291)	(457)

Debt (carrying value)	$2,729	$(114)	$—	$—

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The following tables present the estimated effects on the market value of the Company’s financial instruments at June 30, 2001 and December 31, 2000, due to an increase in interest rates of 150 basis points, a decline of 20% in foreign currency exchange rates and a 25% decline in the Index.

		Increase (Decrease)

Market Risk Scenario 2	Market	Interest	Currency	Equity
June 30, 2001	Value	Rate Risk	Risk	Risk

(In millions)

Held for Other Than Trading Purposes:

General Account:

Fixed maturity securities	$26,854	$(1,992)	$(121)	$(189)

Equity securities	1,575	—	(61)	(382)

Short-term investments	5,882	(5)	(3)	(1)

Limited Partnerships	1,326	78	—	(136)

Other invested assets	253	—	—	—

Interest rate caps	1	4	—	—

Interest rate swaps	—	—	—	—

Equity indexed futures	—	—	—	—

Other derivative securities	(2)	51	35	2

Total general account	35,889	(1,864)	(150)	(706)

Separate accounts:

Fixed maturity securities	2,115	(164)	—	—

Equity securities	182	—	—	(46)

Short-term investments	116	—	—	—

Other invested assets	499	—	—	(125)

Other derivative securities	—	—	—	—

Total separate accounts	2,912	(164)	—	(171)

Total all securities held for other than trading purposes	38,801	(2,028)	(150)	(877)

Held for Trading purposes:

Separate accounts:

Fixed maturity securities	287	(10)	—	(16)

Equity securities	10	—	—	(3)

Short-term investments	311	—	—	(1)

Limited Partnerships	381	—	—	(6)

Equity indexed futures	—	3	—	(238)

Other derivative securities	—	—	—	—

Total all securities held for trading purposes	989	(7)	—	(264)

Total all securities	39,790	(2,035)	(150)	(1,141)

Debt (carrying value)	$2,468	$(151)	$—	$—

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

		Increase (Decrease)

Market Risk Scenario 2	Market	Interest	Currency	Equity
December 31, 2000	Value	Rate Risk	Risk	Risk

(In millions)

Held for Other Than Trading Purposes:

General Account:

Fixed maturity securities	$26,652	$(2,180)	$(427)	$(56)

Equity securities	2,412	—	(88)	(456)

Short-term investments	4,723	(6)	(36)	—

Limited Partnerships	1,092	65	—	(112)

Other invested assets	241	—	—	—

Interest rate caps	1	2	—	—

Interest rate swaps	—	(1)	—	—

Equity indexed futures	—	—	—	—

Other derivative securities	1	1	(7)	—

Total general account	35,122	(2,119)	(558)	(624)

Separate accounts:

Fixed maturity securities	2,293	(171)	(15)	—

Equity securities	212	—	(1)	(53)

Short-term investments	150	—	—	—

Other invested assets	444	—	—	(111)

Other derivative securities	—	—	—	—

Total separate accounts	3,099	(171)	(16)	(164)

Total all securities held for other than trading purposes	38,221	(2,290)	(574)	(788)

Held for Trading purposes:

Separate accounts:

Fixed maturity securities	410	(28)	(7)	(1)

Equity securities	3	—	—	(1)

Short-term investments	230	—	—	—

Limited Partnerships	404	—	—	(7)

Equity indexed futures	—	3	—	(245)

Other derivative securities	1	(9)	—	—

Total all securities held for trading purposes	1,048	(34)	(7)	(254)

Total all securities	39,269	(2,324)	(581)	(1,042)

Debt (carrying value)	$2,729	$(166)	$—	$—

Liquidity and Capital Resources

The principal operating cash flow sources of CNA’s property-casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the six months ended June 30, 2001, net cash used in operating activities was $893 million as compared with $755 million for the same period in 2000. The decline related primarily to increased payments of income taxes, partially offset by decreased paid claims and claim adjustment expenses.

For the six months ended June 30, 2001, net cash inflows from investment activities was $1,171 million as compared with $1,142 million for the same period in 2000. Cash flows from investing activities were principally related to purchases and sales of invested assets, and were relatively consistent year over year.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

For the six months ended June 30, 2001, net cash used in financing activities was $299 million as compared with $356 million for the same period in 2000. Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments. For the six months ended June 30, 2001, CNA reduced its commercial paper borrowings by $227 million, including reductions totaling $100 million in the second quarter.

CNA expects to commence a rights offering of its common stock in the third quarter of 2001 and expects to raise approximately $1 billion pursuant to the offering. The proceeds from the rights offering are expected to be used to increase the capital of the property-casualty insurance companies. CNA’s common shareholders of record on August 23, 2001 will receive rights for each common share they own that will entitle the holder of rights to purchase CNA common shares at a specified price. Loews Corporation, the holder of approximately 87% of CNA’s shares intends to exercise its rights to purchase common shares and to purchase any shares that are not subscribed for by other shareholders, subject to customary conditions. The number of shares of common stock that CNA will offer in the rights offering, the number of rights distributed in respect of each common share, the number of rights that will be required to purchase a common share, the exercise price per share and how long the rights offering will be open will be determined on or before the record date.

Effective January 30, 2001, the Company sold the 180 Maiden Lane, New York, facility. The sale of this property provided additional liquidity to the Company with net sale proceeds of $277 million.

As of April 30, 2001, CNAF replaced its $750 million revolving credit facility (the Prior Facility) with a new $500 million revolving credit facility (the New Facility). No loans were outstanding under either the Prior Facility or the New Facility at any time during 2001. The Prior Facility was scheduled to expire on May 10, 2001. The New Facility is split into two parts, a $250 million component with a 364-day expiration date (with an option by CNAF to turn this part of the New Facility into a one-year term loan) and a $250 million component with a 3-year expiration date. The Company pays a facility fee to the lenders of the New Facility for having funds available for loans under both components. The facility fee on the 364-day component is 12.5 basis points (which is the same as the fee on the expiring revolver) while the fee on the 3-year component is 15 basis points. The facility is subject to certain restrictive covenants.

In addition to the facility fees, if the Company borrows under the New Facility, the Company at its current debt rating will pay an interest rate on outstanding loans equal to the London Interbank Offering Rate (LIBOR) plus 50 basis points for the 364-day component and LIBOR plus 47.5 basis points for the 3-year component. If the Company’s debt ratings are down graded one level, the Company will pay an interest rate on the outstanding loans equal to the LIBOR plus 60 basis points for the 364-day component and LIBOR plus 57.5 basis points for the 3-year component.

If the Company has outstanding loans equaling more than 50% of the amounts available under the New Facility, the Company also will pay a utilization fee of 12.5 basis points on such loans.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The New Facility is used for general corporate purposes including support for the commercial paper program, which currently has $400 million of loans outstanding. There are currently no bank loans drawn under the facility.

Following the announcement of second quarter 2001 earnings, the Company’s commercial paper rating was placed under review by S&P. During the period of this review, which is expected to be finalized by the end of third quarter 2001, the Company may redeem or hold its outstanding commercial paper loans as they mature using internal funds.

The table below reflects ratings issued by A.M. Best, S&P, Moody’s and Fitch as of August 10, 2001 for the Continental Casualty Company (CCC) Pool, the Continental Insurance Company (CIC) Pool and the Continental Assurance Company (CAC) Pool. Also rated were CNAF’s senior debt and commercial paper and The Continental Corporation’s (Continental) senior debt.

Debt Ratings

	Insurance Ratings			CNAF
Continental
		CAC Pool		Senior	Commercial	Senior
	CCC Pool	Financial Strength	CIC Pool	Debt	Paper	Debt

A.M. Best	A	A	A	BBB	AMB-2	BBB-

Fitch	A	AA-	NR	BBB	NR	NR

Moody’s	A2	A2*	A3	Baa1	P2	Baa2

S&P	A	AA-	A-	BBB	A2	BBB-

*	CAC and Valley Forge Life Insurance Company (VFL) are rated separately by Moody’s and both have an A2 rating.

On August 2, 2001 each of the four rating agencies A.M. Best, S&P, Moody’s and Fitch issued press releases specifying their rating action for each of the Pools, rated debt and commercial paper.

A.M. Best affirmed the ratings of the CCC and CAC pools at “A”, upgraded the CIC pool from “A-” to “A” and removed the negative outlook. A.M. Best initiated debt ratings for CNAF’s senior debt at BBB, CNAF’s commercial paper at AMB-2, and Continental’s senior debt at BBB-. S&P placed all of CNA’s rated entities, debt and commercial paper, with the exception of CNA Surety, on CreditWatch with negative implications pending a further review with CNA management. Moody’s placed the CCC Pool under review for possible downgrade and affirmed the ratings of the CIC and CAC Pools at A2 with stable and negative outlooks, respectively. Moody’s further affirmed CNAF’s commercial paper rating at P2 and placed the CNAF senior debt currently rated at Baa1 and Continental’s senior debt at Baa2 under review. Moody’s expects the review will take approximately one month and lead to either a confirmation or a one-notch downgrade. Fitch downgraded the rating of the CCC Pool from “A+” to “A” and changed the outlook from negative to stable. Fitch further affirmed the AA- rating of the CAC Pool with a stable outlook. Fitch further downgraded CNAF ’s senior debt rating from “BBB+” to “BBB” and moved the negative rating outlook to stable.

The Company’s intention to raise capital through the previously mentioned rights offering was communicated to the rating agencies and regulators and was considered by them in conjunction with their respective actions.

A.M. Best, S&P and Moody’s lowered the ratings associated with the separately rated London based entity, CNA Reinsurance Company Limited (CNA Re UK). Current ratings for CNA Re UK are as follows: A.M. Best: A- (under review with negative implications); S&P: BBB- (CreditWatch; negative); and Moody’s: Baa2 (under review; direction uncertain).

Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

Accounting Pronouncements

On April 1, 2001 the Company adopted Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). EITF 99-20 establishes how a transferor that retains an interest in securitized financial assets or an enterprise that purchases a beneficial interest in securitized financial assets should account for interest income and impairment. This issue did not have a significant impact on the results of operations or equity of the Company.

In the first quarter of 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, Accounting for Derivative

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Instruments and Hedging Activities and the Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS 133). The Company’s initial adoption of SFAS 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS 133 resulted in an after-tax decrease to first quarter 2001 earnings of $61 million. Of this transition amount, approximately $58 million related to investments and investment-related derivatives. Because the Company already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $58 million to stockholders’ equity (accumulated other comprehensive income). The remainder of the transition adjustment is attributable to collateralized debt obligation products that are derivatives under SFAS 133. See Note D for a complete discussion of the Company’s adoption of these accounting pronouncements.

Effective January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles (Codification) for preparing its statutory-basis financial statements. Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which CNAF’s insurance subsidiaries conduct business required adoption of Codification (with certain modifications). The Company’s adoption of Codification, as modified, resulted in an increase in statutory capital and surplus as of January 1, 2001 of $24 million, which primarily relates to deferred tax assets, partially offset by insurance-related assessments and pension-related liabilities.

Additionally, CNA’s property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates. This change was made in conjunction with changes required by Codification related to the recording of written premiums. The effect of this change was to reduce net written premiums by $118 million for the six months ended June 30, 2001. This change has no impact on net earned premiums or net income.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. CNA will adopt this standard for any future business combinations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and indefinite-lived intangible assets, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142, which for CNA will be January 1, 2002. The Company is in the process of quantifying the impact this new standard will have on its operations and intangible assets.

FORWARD LOOKING STATEMENTS

This quarterly report includes a number of statements which relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as “believes”, “expects”, “intends”, “anticipates”, “estimates”, and similar expressions. Forward-looking

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

statements in this quarterly report include expected losses in the Company’s insurance business, including losses for asbestos, environmental pollution and other mass tort claims; the Company’s expectations to commence a rights offering, any terms of the rights offering and the participation by Loews Corporation in the rights offering; the Company’s expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company’s restructuring activities; and expected proceeds and terms of, and other matters concerning, the Company’s planned disposition of its U.K. reinsurance business. Forward-looking statements, by their nature, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from the results expected in the forward-looking statement. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions;

•	changes in financial markets such as fluctuations in interest rates, credit conditions and currency, commodity and stock prices;

•	changes in foreign, political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions and rulings;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates;

•	product and policy demand and market responses;

•	development of claims and the impact on loss reserves;

•	the performance of reinsurance companies under reinsurance contracts with us;

•	results of financing efforts;

•	changes in our composition of operation segments;

•	exposure to liabilities due to claims made by insured and others relating to asbestos remediation and health-based asbestos impairments, and exposure to liabilities for environmental pollution and other mass tort claims; the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	limitations upon the Company’s ability to receive dividends from its insurance subsidiaries imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

•	the possibility of downgrades in the Company’s ratings by ratings agencies and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.

Any forward-looking statements made in this quarterly report are made by the Company as of the date of this report. The Company does not have any obligation to update or revise any forward-looking statement contained in this prospectus supplement and the accompanying prospectus, even if our expectations or any related facts or circumstances change.

CNA FINANCIAL CORPORATION
Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit
Description of Exhibit	Number

Three Year Credit Agreement	10.12

No. 364-Day Credit Agreement	10.13

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNA FINANCIAL CORPORATION

Date: August 14, 2001	By:	/s/ ROBERT V. DEUTSCH

Robert V. Deutsch Executive Vice President and Chief Financial Officer