Form 10-Q/A
period 2001-06-30
CNA FINANCIAL CORP
filed 2001-08-15
CIK 21175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes     No...

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2001

Common Stock, Par value $2.50	183,272,498

CNA FINANCIAL CORPORATION
Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit
Description of Exhibit	Number

Three Year Credit Agreement	10.12*

No. 364-Day Credit Agreement	10.13*

* filed with Form 10-Q for Quarterly Period Ended June 30, 2001

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNA FINANCIAL CORPORATION

Date: August 15, 2001	By:	/s/ ROBERT V. DEUTSCH

Robert V. Deutsch Executive Vice President and Chief Financial Officer

2