Form 10-Q
period 2001-09-30
CNA FINANCIAL CORP
filed 2001-11-09
CIK 21175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001 Commission File Number 1-5823

CNA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-6169860 (I.R.S. Employer Identification No.)

CNA Plaza Chicago, Illinois (Address of principal executive offices)	60685 (Zip Code)

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
Yes    No...

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2001

Common Stock, Par value $2.50	223,596,905

CNA FINANCIAL CORPORATION
INDEX

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2001	2000

(In millions, except share data)
Assets:
Investments:
Fixed maturity securities available-for-sale (amortized cost of $27,949 and $26,579)	$28,578	$26,652
Equity securities available-for-sale (cost of $1,358 and $1,175)	1,420	2,412
Mortgage loans and real estate (less accumulated depreciation of $1 and $1)	22	26
Policy loans	194	193
Other invested assets	1,378	1,116
Short-term investments	4,788	4,723

Total investments	36,380	35,122
Cash and cash equivalents	121	163
Receivables:
Reinsurance	13,312	9,397
Insurance	4,162	5,026
Less allowance for doubtful accounts	(355)	(321)
Accrued investment income	394	404
Receivable for securities sold	722	424
Deferred acquisition costs	2,455	2,418
Prepaid reinsurance premiums	1,350	1,445
Federal income taxes recoverable (includes $777 and $25 due from Loews)	770	15
Deferred income taxes	889	503
Property and equipment at cost (less accumulated depreciation of $786 and $802)	463	716
Intangibles	298	317
Other assets	2,426	2,152
Separate account business	3,730	4,287

Total assets	$67,117	$62,068

Liabilities and Stockholders’ Equity:
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$30,807	$26,962
Unearned premiums	4,766	4,821
Future policy benefits	7,200	6,669
Policyholders’ funds	582	602
Collateral on loaned securities and derivatives	1,431	1,308
Payables for securities purchased	1,422	593
Participating policyholders’ funds	121	131
Debt	2,084	2,729
Reinsurance balances payable	2,684	1,381
Other liabilities	3,441	2,721
Separate account business	3,730	4,287

Total liabilities	58,268	52,204

Commitments and contingencies (Note E)
Minority interest	223	217
Stockholders’ equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 225,850,314 and 185,525,907 shares issued at September 30, 2001 and December 31, 2000; and 223,596,905 and 183,263,873 shares outstanding at September 30, 2001 and December 31, 2000)	565	464
Additional paid-in capital	1,031	126
Retained earnings	6,705	8,327
Accumulated other comprehensive income	462	873
Treasury stock, at cost	(70)	(71)

	8,693	9,719
Notes receivable for the issuance of common stock	(67)	(72)

Total stockholders’ equity	8,626	9,647

Total liabilities and stockholders’ equity	$67,117	$62,068

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months

	2001	2000	2001	2000
Period ended September 30
(In millions, except per share data)
Revenues:
Net earned premiums	$2,529	$2,919	$6,663	$8,467
Net investment income	457	601	1,385	1,731
Realized investment gains, net of participating policyholders’ and minority interests	1	606	940	910
Other revenues	162	183	507	529

Total revenues	3,149	4,309	9,495	11,637

Claims, Benefits and Expenses:
Insurance claims and policyholders’ benefits	2,440	2,465	8,846	7,156
Amortization of deferred acquisition costs	423	456	1,297	1,381
Other operating expenses	483	523	1,467	1,434
Restructuring and other related charges	—	—	62	—
Interest	37	54	121	154

Total claims, benefits and expenses	3,383	3,498	11,793	10,125

(Loss) income before income tax, minority interest and cumulative effect of a change in accounting principle	(234)	811	(2,298)	1,512
Income tax benefit (expense)	85	(251)	755	(468)
Minority interest	(6)	(10)	(18)	(23)

(Loss) income before cumulative effect of a change in accounting principle	(155)	550	(1,561)	1,021
Cumulative effect of a change in accounting principle, net of tax of $33	—	—	(61)	—

Net (loss) income	$(155)	$550	$(1,622)	$1,021

Basic and Diluted (Loss) Earnings Per Share:
(Loss) income before cumulative effect of a change in accounting principle	$(0.84)	$3.00	$(8.48)	$5.55
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.33)	—

Basic and diluted (loss) earnings per share available to common stockholders	$(0.84)	$3.00	$(8.81)	$5.55

Weighted average outstanding common stock and common stock equivalents
Basic	185.5	183.4	184.0	183.7
Diluted	185.5	183.5	184.0	183.7

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30	2001	2000
(In millions)

Net Cash Flows used by Operating Activities:
Net (loss) income	$(1,622)	$1,021
Adjustments to reconcile net (loss) income to net cash flows used by operating activities:
Cumulative effect of change in accounting principle, net of tax	61	—
Minority interest	18	23
Deferred income tax provision	(217)	292
Net realized investment gains	(940)	(910)
Equity method income	(52)	(258)
Amortization of intangibles	15	16
Amortization of bond discount	(208)	(232)
Depreciation	99	111
Changes in:
Receivables, net	(3,017)	(1,548)
Deferred acquisition costs	(54)	(155)
Accrued investment income	10	(20)
Federal income taxes recoverable/payable	(721)	422
Prepaid reinsurance premiums	95	(40)
Reinsurance balances payable	1,303	333
Insurance reserves	4,339	191
Other, net	124	(142)

Total adjustments	855	(1,917)

Net cash flows used by operating activities	(767)	(896)

Net Cash Flows from Investing Activities:
Purchases of fixed maturity securities	(43,308)	(29,061)
Proceeds from fixed maturity securities:
Sales	39,847	27,003
Maturities, calls and redemptions	2,835	3,259
Purchases of equity securities	(1,066)	(1,388)
Proceeds from sales of equity securities	1,915	2,298
Change in short-term investments	48	(1,241)
Change in collateral on loaned securities and derivatives	123	539
Change in other investments	(246)	28
Purchases of property and equipment	(95)	(108)
Sales of property and equipment	273	—
Other, net	82	(17)

Net cash flows provided by investing activities	408	1,312

Net Cash Flows from Financing Activities:
Issuance of common stock	1,006	—
Principal payments on debt	(646)	(112)
Return of policyholder account balances on investment contracts	(50)	(113)
Redemption of preferred stock	—	(150)
Dividends paid to preferred stockholders	—	(1)
Purchase of treasury stock	—	(28)
Receipts from investment contracts credited to policyholder account balances	1	4
Proceeds from issuance of debt	—	5
Other	6	—

Net cash flows provided (used) by financing activities	317	(395)

Net change in cash and cash equivalents	(42)	21
Cash and cash equivalents, beginning of year	163	153

Cash and cash equivalents, end of period	$121	$174

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	$99	$106
Federal income taxes	127	(240)
Non-cash transactions:
Notes receivable for the issuance of common stock	—	(4)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A. Basis of Presentation

The Condensed Consolidated Financial Statements (Unaudited) include CNA Financial Corporation (CNAF) and its controlled subsidiaries, which include property-casualty insurance companies (principally Continental Casualty Company (CCC) and The Continental Insurance Company (CIC)) and life and group insurance companies (principally Continental Assurance Company (CAC), Valley Forge Life Insurance Company (VFL) and CNA Group Life Assurance Company (CNAGLAC)), collectively CNA or the Company. As of September 30, 2001, Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF.

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

The interim financial data as of September 30, 2001 and 2000 and for the three months and nine months ended September 30, 2001 and 2000 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.

Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2001.

During the first quarter of 2001, the Company reclassified equity method income from limited partnership investments. This income was previously classified in realized investment gains, net of participating policyholders’ and minority interests and is now classified in net investment income. The after-tax impact of this reclassification on net operating results was income of $13 million and $66 million for the three months ended September 30, 2001 and 2000 and income of $34 million and $168 million for the nine months ended September 30, 2001 and 2000.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Net investment income and realized investment gains, net of participating policyholders’ and minority interests is composed of the following.

Net Investment Income and Realized Investment Gains, Net of Participating Policyholders’ and Minority Interests

	Three Months		Nine Months

Period ended September 30	2001	2000	2001	2000
(In millions)

Fixed maturity securities	$469	$443	$1,356	$1,309
Short-term investments	34	61	113	152
Limited partnerships	20	100	52	258
Other, including interest on funds withheld and other deposits	(48)	8	(89)	49

Gross investment income	475	612	1,432	1,768
Investment expense	(18)	(11)	(47)	(37)

Net investment income	$457	$601	$1,385	$1,731

Realized investment gains, net of participating policyholders’ and minority interests	$1	$606	$940	$910

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

Effective January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles (Codification) for preparing its statutory-basis financial statements. Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which CNAF’s insurance subsidiaries conduct business required adoption of Codification (with certain modifications). The Company’s adoption of Codification, as modified, resulted in an increase in statutory capital and surplus of $24 million, which primarily relates to deferred tax assets, partially offset by insurance-related assessments and pension-related liabilities.

Additionally, CNA’s property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates. This change was made in conjunction with changes required by Codification related to

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

the recording of written premiums. The effect of this change was to reduce net written premiums by $87 million for the nine months ended September 30, 2001. This change has no impact on net earned premiums or net income.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and indefinite-lived intangible assets, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142, which for CNA will be January 1, 2002. The Company is in the process of quantifying the impact this new standard will have on its operations and intangible assets. Amortization of goodwill and intangible assets amounted to $4 million and $15 million for the three months and nine months ended September 30, 2001 and $6 million and $16 million for the three months and nine months ended September 30, 2000.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of this statement are effective for CNA beginning January 1, 2002. The Company is in the process of quantifying the impact this new standard will have on its operations and financial position.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note C. (Loss) Earnings Per Share

(Loss) earnings per share applicable to common stock is based on weighted average outstanding shares, retroactively adjusted for all stock splits. The computation of (loss) earnings per share was as follows.

(Loss) Earnings Per Share

	Three Months		Nine Months

	2001	2000	2001	2000
Period Ended September 30
(In millions, except per share amounts)
Net (loss) income	$(155)	$550	$(1,622)	$1,021
Less preferred dividends	—	—	—	(1)

Net (loss) income applicable to common stock	$(155)	$550	$(1,622)	$1,020

Weighted average outstanding common stock and common stock equivalents	185.5	183.4	184.0	183.7
Effect of dilutive securities, employee stock options	—	0.1	—	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	185.5	183.5	184.0	183.7

Basic and diluted (loss) earnings per share available to common stockholders	$(0.84)	$3.00	$(8.81)	$5.55

Note D. Derivative Financial Instruments

As discussed in Note B, effective in 2001, the Company accounts for derivatives and hedging in accordance with SFAS 133. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, and can be net settled. Derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards and commitments to purchase securities and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument and accounted for under SFAS 133 when the embedded derivative is not clearly and closely related to the host instrument. In addition, non-investment instruments, including certain types of insurance contracts that have historically not been considered derivatives can be derivatives or contain embedded derivatives under SFAS 133.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

Nature of Hedge Designation	Derivative’s Change in Fair Value Reflected In:

No hedge designation	Realized investment gains or losses.

Fair value	Realized investment gains or losses, along with the change in fair value of the hedged asset or liability.

Cash flow	Other comprehensive income, with subsequent reclassification to earnings when the hedged transaction, asset or liability impacts earnings.

Foreign currency	Consistent with fair value or cash flow above, depending on the nature of the hedging relationship.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments denominated in a foreign currency. The Company’s foreign transactions are primarily denominated in Canadian Dollars, British Pounds and Euros. The Company manages this risk via asset/liability matching and through the use of foreign currency futures and/or forwards. Historically, the Company has infrequently designated these types of instruments as hedges against specific assets or liabilities.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows.

Derivative Financial Instruments

	Contractual	Fair Value
	Notional
September 30, 2001	Amount	Asset	(Liability)
(In millions)
General Account:
Swaps	$54	$—	$(1)
Interest rate caps	500	1	—
Futures sold, not yet purchased	14	—	—
Forwards	187	—	(3)
Equity warrants	15	—	—
Collateralized debt obligation liabilities	170	—	(16)
Options purchased	24	1	—
Options written	1	—	(1)
Options embedded in convertible debt securities	867	114	—

Total	$1,832	$116	$(21)

Separate Accounts:
Futures purchased	$756	$15	$—
Futures sold, not yet purchased	10	—	—
Commitments to purchase government and municipal securities	15	—	—
Options purchased	67	—	—
Options written	68	—	(1)

Total	$916	$15	$(1)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Immediately following adoption of SFAS 133 on January 1, 2001, the Company’s derivative holdings were as follows.

Derivative Financial Instruments

	Contractual	Fair Value
	Notional
January 1, 2001	Amount	Asset	(Liability)
(In millions)

General Account:
Swaps	$5	$—	$—
Interest rate caps	500	1	—
Futures sold, not yet purchased	80	—	—
Forwards	13	—	—
Equity warrants	10	4	—
Collateralized debt obligation liabilities	170	—	(18)
Options purchased	18	1	—
Options embedded in convertible debt securities	845	231	—
Options purchased – Global Crossing	1,000	664	—
Options written – Global Crossing	1,256	—	(1)

Total	$3,897	$901	$(19)

Separate Accounts:
Futures purchased	$996	$—	$(13)
Futures sold, not yet purchased	76	—	—
Commitments to purchase government and municipal securities	111	1	—
Options purchased	110	—	—
Options written	118	—	(1)

Total	$1,411	$1	$(14)

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

Fair Value Hedges

As of the adoption date of SFAS 133, the Company’s collar position related to its investment in Global Crossing Ltd. (Global Crossing) common stock was the only derivative position that has been designated as a hedge for accounting purposes. The nature of the transition adjustment related to this hedge was such that the $962 million unrealized gain that existed on the Global Crossing common stock when the hedge was established was preserved in accumulated other comprehensive income. During the second quarter, the Company’s collar position related to Global Crossing common stock was terminated and the related stock was sold. See Note I for further discussion of this transaction.

The effectiveness of this hedge was measured based on changes in the intrinsic value of the collar in relation to changes in the fair value of the Global Crossing common stock. Changes in the time value component of the collar’s fair value were excluded from the hedge designation and measurement of effectiveness. Up to the date of the sale, the Global Crossing hedge was 100% effective. The change in the time value component of the collar was a pretax gain of

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

$33 million for the nine months ended September 30, 2001, and has been recorded as a realized investment gain in the Condensed Consolidated Statements of Operations.

During the third quarter 2001, the Company closed one fair value hedge and maintained another that under SFAS 133 meet the criteria for hedge accounting treatment. First, the Company closed the hedge related to a portion of its 10-year Treasury Note position. Second, as a hedge against currency risk related to its Canary Wharf plc common stock position, the Company renewed £125 million currency forward contracts. The ineffective portion of the currency hedging activity was $.03 million for the three months and nine months ended September 30, 2001.

Note E. Legal Proceedings and Contingent Liabilities

Tobacco Litigation

Four insurance subsidiaries of CNAF are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. (Liggett). The lawsuit was filed by Liggett and its current parent, Brooke Group Holding Inc., in the Delaware Superior Court, New Castle County, on January 26, 2000. The lawsuit, which involves numerous insurers, concerns coverage issues relating to over one thousand tobacco-related claims asserted against Liggett over the past 20 years. However, Liggett only began submitting claims for coverage under the policies in January 2000. The trial court granted the CNA insurance subsidiaries’ summary judgment motions that they have no duty to defend or to indemnify as to a number of representative lawsuits. The Delaware Supreme Court has accepted an appeal to these rulings. CNA believes its coverage defenses are strong; and therefore, based on facts and circumstances currently known, management believes that the ultimate outcome of the pending litigation should not materially affect the financial condition, results of operations or cash flows of CNA.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

Note F. Claim and Claim Adjustment Expense Reserves

CNA’s property-casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to settle all outstanding claims, including claims that are incurred but not reported, as of the reporting date. The Company’s reserve projections are based primarily on detailed analysis of the facts in each case, CNA’s experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of reserves.

Establishing loss reserves, including catastrophe loss reserves, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as general liability and professional liability claims. Adjustments to prior

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

year reserve estimates, if necessary, are reflected in the operating income in the period that the need for such adjustments is determined.

Catastrophes are an inherent risk of the property-casualty insurance business, which have contributed to material period-to-period fluctuations in the Company’s results of operations and financial position. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and financial position.

During the third quarter of 2001, the Company experienced a severe catastrophe loss estimated at $468 million pretax net of reinsurance related to the September 11, 2001 World Trade Center disaster and related events (WTC). The loss estimate is based on a total industry loss of $50 billion and includes all lines of insurance. The current estimate takes into account CNA’s substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance program. These loss estimates are also subject to considerable uncertainty. Subsequent developments on claims arising out of the WTC catastrophe could result in an increase in the total estimated loss, which could be material to the results of operations.

The following table provides management’s estimate of pretax losses related to this catastrophe on a gross basis (before reinsurance) and a net basis (after reinsurance) by line of business.

	Gross	Net
Three and nine months ended September 30, 2001	Basis	Basis

(In millions)

Property-casualty reinsurance	$662	$465
Property	282	159
Workers compensation	112	25
Airline hull	194	6
Commercial auto	1	1

Total property-casualty	1,251	656

Group	322	60
Life	75	22

Total group and life	397	82

Total loss before corporate aggregate reinsurance and reinstatement and additional premiums and other	$1,648	738

Reinstatement and additional premiums and other		(11)
Corporate aggregate reinsurance		(259)

Total		$468

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2000 or the first nine months of 2001, and it is unclear what positions Congress or the administration and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA’s results of operations and/or financial position.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

As of September 30, 2001 and December 31, 2000, CNA carried approximately $649 million and $347 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. There was no environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended September 30, 2001. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended September 30, 2000 amounted to $15 million. Unfavorable

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the nine months ended September 30, 2001 and 2000 amounted to $453 million and $36 million. The Company made environmental pollution-related claim payments and other mass tort-related claim payments of $135 million and $153 million in calendar year 2000 and the nine months ended September 30, 2001 respectively, net of reinsurance.

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

As of September 30, 2001 and December 31, 2000, CNA carried approximately $1,233 million and $603 million of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos net claim and claim adjustment expense reserve development for the three months ended September 30, 2001. Unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended September 30, 2000 amounted to $12 million. Unfavorable asbestos net claim and claim adjustment expense reserve development for the nine months ended September 30, 2001 and 2000 amounted to $769 million and $43 million. The Company made asbestos-related claim payments of $126 million and $78 million in calendar year 2000 and the nine months ended September 30, 2001 respectively, net of reinsurance, excluding payments made in connection with the 1993 settlement of litigation related to Fibreboard Corporation. CNA has attempted to manage its asbestos exposures by aggressively resolving old accounts.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

Environmental Pollution and Other Mass Tort and Asbestos

	September 30, 2001		December 31, 2000

	Environmental		Environmental
	Pollution and		Pollution and Other
	Other Mass Tort	Asbestos	Mass Tort	Asbestos

(In millions)

Gross reserves	$879	$1,586	$493	$848
Ceded reserves	(230)	(353)	(146)	(245)

Net reserves	$649	$1,233	$347	$603

Second Quarter 2001 Prior Year Reserve Strengthening

During the second quarter of 2001, the Company noted the continued emergence of adverse loss experience across several lines of business related to prior years, which are discussed in further detail below. The Company completed a number of reserve studies during the second quarter of 2001 for many of its lines of business, including those in which these adverse trends were noted. In the area of asbestos and environmental pollution, the Company reviewed internal claims data as well as studies generated by external parties, including a significant industry analysis on asbestos, environmental pollution and other mass tort claims (APMT) published by an international rating agency. As a result of these various reviews, management concluded that ultimate losses, including losses for APMT, will be higher in the range of possible outcomes than previously estimated. The Company recorded $2.6 billion of pretax reserve strengthening associated with a change in estimate of prior year net loss and allocated loss adjustment expense reserves (“loss reserves”), including $1.2 billion pretax related to APMT. Concurrent with the Company’s review of loss reserves, the Company completed comprehensive studies of estimated premium receivable accruals on retrospectively rated

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

insurance policies and involuntary market facilities. As a result, the Company recorded a $0.6 billion pretax charge related to retrospective premium and other premium accruals (“premium accruals”). The studies included the review of all such retrospective insurance policies and the current estimate of ultimate losses.

The net prior year loss reserve strengthening and related items comprising the amounts noted above are detailed in the following table.

Net Prior Year Loss Reserve Strengthening
Total

(In millions)

Net reserve strengthening excluding the impact of the corporate aggregate reinsurance treaty:
APMT	$1,197
Non-APMT	1,594

Total	2,791
Pretax benefit from corporate aggregate reinsurance treaty on accident year 1999**	(223)
Accrual for insurance-related assessments	48

Net reserve strengthening and related accruals	2,616

Change in estimate of premium accruals	616
Reduction of related commission accruals	(50)

Net premium and related accrual reductions	566

Total second quarter 2001 reserve strengthening and related accruals	$3,182

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

Approximately $600 million, excluding the impact of the corporate aggregate reinsurance treaty, of the adverse loss development is a result of analyses of several coverages provided to commercial entities written by various segments of CNA. These analyses showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected. Finally, several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

An analysis of CNA Re’s assumed reinsurance business showed that the paid and reported losses for recent accident years were higher than expectations and resulted in an increase of net reserves of approximately $560 million, excluding the impact of the corporate aggregate reinsurance treaty. The estimated ultimate loss ratios for these recent accident years have been revised to reflect the paid and reported losses.

Approximately $320 million, excluding the impact of the corporate aggregate reinsurance treaty, of adverse loss development occurred in Specialty Operations and was caused by coverages provided to healthcare related entities. The level of paid and reported losses associated with coverages provided to national long-term care facilities were higher than expected. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected.

Note G. Reinsurance

CNA assumes and cedes reinsurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Generally, property risks are reinsured on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA’s retained risk. CNA’s life reinsurance includes coinsurance, yearly renewable term and facultative programs.

The ceding of insurance does not discharge the primary liability of the Company. Therefore, a credit exposure exists with respect to property-casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance agreements.

Reinsurance receivables have increased $3.9 billion from December 31, 2000 through September 30, 2001 primarily due to $1.4 billion related to corporate aggregate reinsurance treaties, $0.7 billion related to the second quarter of 2001 reserve adjustment (excluding corporate aggregate reinsurance) and $0.9 billion related to the estimated loss reserves related to the WTC catastrophe (excluding corporate aggregate reinsurance).

The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

Nine months ended September 30	Direct	Assumed	Ceded	Net

(In millions)

2001
Property-casualty	$6,188	$937	$3,781	$3,344
Accident and health	2,729	443	426	2,746
Life	928	155	510	573

Total earned premiums	$9,845	$1,535	$4,717	$6,663

2000
Property-casualty	$6,261	$1,426	$2,601	$5,086
Accident and health	2,708	406	431	2,683
Life	896	173	371	698

Total earned premiums	$9,865	$2,005	$3,403	$8,467

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

In 1999, the Company entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of the Company’s property-casualty lines of business (the “Aggregate Cover”). The Company has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss and allocated loss adjustment expense (collectively, “losses”) ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500 million of losses with an aggregate limit of $1 billion of losses for the three year period. The ceded premiums are a percentage of ceded losses and for each full $500 million of limit the premium is $230 million. The second section of the Aggregate Cover, which is available for accident year 2001 only, provides additional coverage of up to $510 million of losses for a maximum premium of $310 million. Under the Aggregate Cover, interest expense on the funds withheld accrues at 8% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest expense is accrued would increase to 8.25% per annum.

In the first quarter of 2001, the Company triggered the coverage under the second section of the Aggregate Cover for the 2001 accident year. The Company has ceded losses and the related ceded premium to this section in all quarters of 2001. In the third quarter, as a result of losses related to the WTC catastrophe, the limit under this section has been exhausted. In the second quarter of 2001, the significant reserve additions fully utilized the limit on the 1999 accident year under the first section. No losses have been ceded to the remaining $500 million of limit on accident years 2000 and 2001 under the first section.

The impact of the Aggregate Cover on pretax operating results was as follows.

Impact of Aggregate Cover on Pretax Operating Results

	Three	Nine
Period ended September 30, 2001	Months	Months

(In millions)

Ceded earned premium	$83	$543
Ceded claim and claim adjustment expense	288	1,010
Interest charges	11	70

Pretax benefit on operating results	$194	$397

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the “CCC Cover”). The loss protection provided by the CCC Cover has an aggregate limit of $750 million to $825 million of losses depending on CCC’s 2001 actual premium volume. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest expense on the funds withheld generally accrues at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. In the third quarter, as a result of significant losses related to the WTC catastrophe, significant recoveries were recorded under this treaty.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The impact of the CCC Cover on pretax operating results was as follows.

Impact of CCC Cover on Pretax Operating Results

	Three	Nine
For the period ended September 30, 2001	Months	Months

(In millions)

Ceded earned premiums	$232	$234
Ceded claim and claim adjustment expense	427	427
Interest charges	15	15

Pretax benefit on operating results	$180	$178

The pretax benefit from the Aggregate Cover and the CCC Cover by operating segment on estimated losses related to the WTC catastrophe and all other losses (Core) for the three months ended September 30, 2001, was as follows.

Impact of Aggregate Cover and CCC Cover on Pretax Operating Results

For the three months ended September 30, 2001	WTC	Core	Total

(In millions)

Agency Market Operations	$40	$39	$79
Specialty Operations	7	15	22
CNA Re	139	2	141
Global Operations	5	5	10
Risk Management	68	54	122

Pretax benefit on operating results	$259	$115	$374

The pretax benefit from the Aggregate Cover and the CCC Cover by operating segment on estimated losses related to the second quarter of 2001 reserve adjustment, the WTC catastrophe and Core for the nine months ended September 30, 2001 was as follows.

Impact of Aggregate Cover and CCC Cover on Pretax Operating Results
	Second
	Quarter
	2001 Reserve
For the nine months ended September 30, 2001	Adjustment	WTC	Core	Total

(In millions)

Agency Market Operations	$150	$40	$26	$216
Specialty Operations	—	7	12	19
CNA Re	26	139	1	166
Global Operations	—	5	2	7
Risk Management	47	68	52	167

Pretax benefit on operating results	$223	$259	$93	$575

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note H. Debt

Debt is composed of the following obligations.

Debt
	September 30,	December 31,
	2001	2000

(In millions)

Variable rate debt:
Commercial Paper	$17	$627
Credit facility – CNA Surety	75	100
Senior notes:
7.250%, due March 1, 2003	133	133
6.250%, due November 15, 2003	250	249
6.500%, due April 15, 2005	491	491
6.750%, due November 15, 2006	249	249
6.450%, due January 15, 2008	149	149
6.600%, due December 15, 2008	199	199
8.375%, due August 15, 2012	68	68
6.950%, due January 15, 2018	148	148
Debenture, 7.250%, due November 15, 2023	240	240
Capital leases, 8.000%-19.980%, due through December 31, 2011	38	40
Other debt, 1.000%-8.500%, due through 2019	27	36

Total debt	$2,084	$2,729

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

The Company pays a facility fee, which varies based on the long-term debt ratings of the Company, to the lenders of the New Facility for having funds available for loans under both components of the New Facility. On October 10, 2001, S&P lowered the Company’s long-term debt rating from BBB to BBB-. As a result of this action, the facility fee on the 364-day component increased from 12.5 basis points to 15 basis points, and the facility fee on the 3-year component increased from 15 basis points to 17.5 basis points.

In addition to the facility fees, the Company pays interest on any outstanding loans under the New Facility based on a rate determined using the long-term debt ratings of the Company. Subsequent to the S&P action on October 10, 2001, that interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 60 basis points for the 364-day component and LIBOR plus 57.5 basis points for the 3-year component. Further, if the Company has outstanding loans equaling more than 50% of the amounts available under the New Facility, the Company also will pay a utilization fee of 12.5 basis points on such loans.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note I. Comprehensive Income

Comprehensive income is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)
	Three Months		Nine Months

Period ended September 30	2001	2000	2001	2000

(In millions)

Net (loss) income	$(155)	$550	$(1,622)	$1,021

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains arising during the period	285	441	421	250
Less: unrealized gains at beginning of period included in realized gains during the period	16	503	1,139	958

Net change in unrealized gains/losses on general account investments	269	(62)	(718)	(708)
Net change in unrealized gains/losses on separate accounts and other	31	31	28	28
Foreign currency translation adjustment	(11)	(25)	(16)	(28)
Allocation to participating policyholders and minority interest	(9)	(10)	(12)	(15)

Other comprehensive income (loss), before tax and cumulative effect of a change in accounting principle	280	(66)	(718)	(723)
Deferred income tax (expense) benefit related to other comprehensive income (loss)	(104)	14	249	255

Other comprehensive income (loss), before cumulative effect of a change in accounting principle	176	(52)	(469)	(468)
Cumulative effect of a change in accounting principle, net of tax	—	—	58	—

Other comprehensive income (loss), net of tax and cumulative effect of a change in accounting principle	176	(52)	(411)	(468)

Total comprehensive income (loss)	$21	$498	$(2,033)	$553

During the second quarter of 2001, the Company sold its remaining Global Crossing common stock and the related hedge resulting in a pretax realized gain of $962 million, which was previously reflected as an unrealized gain in accumulated other comprehensive income.

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

Risk Management’s other revenues and expenses for 2001 and 2000 include revenues for services provided by RSKCoSM to other units within the Risk Management segment that are eliminated at the consolidated level. Such intrasegment revenue and expenses eliminated at the consolidated level were $39 million and $39 million for the three months ended September 30, 2001 and 2000 and $116 million and $119 million for the nine months ended September 30, 2001 and 2000.

In the following four tables, the caption “net operating income (loss)” is used by the Company as an operating measure of segment performance. Net operating income is calculated by deducting net investment realized gains or losses (investment gains or losses after deduction of related income taxes and minority interests) and the cumulative effect of a change in accounting principle, net of tax and minority interest, from net income. Net realized investment gains or losses are excluded from net operating income because investment gains or losses related to the Company’s available-for-sale investment portfolio are largely discretionary, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

	Agency
Three months ended	Market	Specialty		Global	Risk
September 30, 2001	Operations	Operations	CNA Re	Operations	Management

(In millions)

Net earned premiums	$695	$167	$149	$308	$48
Claims, benefits and expenses	782	167	419	322	78

Underwriting (loss) gain	(87)	—	(270)	(14)	(30)
Net investment income	106	43	40	35	29
Other revenues	40	3	3	33	82
Other expenses	32	2	—	29	76

Pretax operating income (loss)	27	44	(227)	25	5
Income tax (expense) benefit	(2)	(14)	81	(8)	—
Minority interest	—	—	—	(6)	—

Net operating income (loss), excluding realized investment gains	25	30	(146)	11	5
Realized investment (losses) gains, net of tax, participating policyholders’ and minority interests	(9)	(3)	(4)	1	(3)

Net income (loss)	$16	$27	$(150)	$12	$2

[Additional columns below]

[Continued from above table, first column(s) repeated]

Three months ended	Group	Life	Corporate
September 30, 2001	Operations	Operations	and Other	Eliminations	Total

(In millions)

Net earned premiums	$931	$248	$(1)	$(16)	$2,529
Claims, benefits and expenses	1,032	403	(15)	(16)	3,172

Underwriting (loss) gain	(101)	(155)	14	—	(643)
Net investment income	45	152	7	—	457
Other revenues	4	38	2	(43)	162
Other expenses	3	28	84	(43)	211

Pretax operating income (loss)	(55)	7	(61)	—	(235)
Income tax (expense) benefit	20	(3)	12	—	86
Minority interest	—	—	—	—	(6)

Net operating income (loss), excluding realized investment gains	(35)	4	(49)	—	(155)
Realized investment (losses) gains, net of tax, participating policyholders’ and minority interests	9	8	1	—	—

Net income (loss)	$(26)	$12	$(48)	$—	$(155)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

	Agency
Three months ended	Market	Specialty		Global	Risk
September 30, 2000	Operations	Operations	CNA Re	Operations	Management

(In millions)

Net earned premiums	$807	$234	$289	$271	$142
Claims, benefits and expenses	939	244	312	283	177

Underwriting loss	(132)	(10)	(23)	(12)	(35)
Net investment income	185	67	49	39	45
Other revenues	39	6	1	37	80
Other expenses	37	4	—	31	70

Pretax operating income (loss)	55	59	27	33	20
Income tax (expense) benefit	(11)	(17)	(5)	(8)	(5)
Minority interest	—	—	—	(6)	—

Net operating income (loss), excluding realized investment gains	44	42	22	19	15
Realized investment gains (losses), net of tax, participating policyholders’ and minority interests	164	59	36	51	41

Net income (loss)	$208	$101	$58	$70	$56

[Additional columns below]

[Continued from above table, first column(s) repeated]

Three months ended	Group	Life	Corporate
September 30, 2000	Operations	Operations	and Other	Eliminations	Total

(In millions)

Net earned premiums	$947	$236	$5	$(12)	$2,919
Claims, benefits and expenses	975	341	35	(12)	3,294

Underwriting loss	(28)	(105)	(30)	—	(375)
Net investment income	44	157	15	—	601
Other revenues	12	49	1	(42)	183
Other expenses	9	27	68	(42)	204

Pretax operating income (loss)	19	74	(82)	—	205
Income tax (expense) benefit	(5)	(25)	37	—	(39)
Minority interest	—	—	(4)	—	(10)

Net operating income (loss), excluding realized investment gains	14	49	(49)	—	156
Realized investment gains (losses), net of tax, participating policyholders’ and minority interests	28	17	(2)	—	394

Net income (loss)	$42	$66	$(51)	$—	$550

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

	Agency
Nine months ended	Market	Specialty		Global	Risk
September 30, 2001	Operations	Operations	CNA Re	Operations	Management

(In millions)

Net earned premiums	$1,639	$523	$452	$866	$(94)
Claims, benefits and expenses	3,079	925	1,356	1,087	855
Restructuring and other related charges	4	1	—	1	1

Underwriting loss	(1,444)	(403)	(904)	(222)	(950)
Net investment income	317	143	128	105	89
Other revenues	122	16	4	68	244
Other expenses	109	5	—	86	229
Non-insurance restructuring and other related charges	—	—	—	—	1

Pretax operating (loss) income	(1,114)	(249)	(772)	(135)	(847)
Income tax benefit (expense)	409	95	275	39	302
Minority interest	—	—	—	(18)	—

Net operating (loss) income, excluding realized investment gains	(705)	(154)	(497)	(114)	(545)
Realized investment gains (losses), net of tax, participating policyholders’ and minority interests	312	127	(216)	27	105
Cumulative effect of a change in accounting principle, net of tax	(25)	(12)	(5)	(3)	(8)

Net (loss) income	$(418)	$(39)	$(718)	$(90)	$(448)

Receivables, net	$5,297	$1,296	$2,497	$1,161	$3,664

Insurance reserves	$13,165	$3,953	$5,196	$2,850	$5,197

[Additional columns below]

[Continued from above table, first column(s) repeated]

Nine months ended	Group	Life	Corporate
September 30, 2001	Operations	Operations	and Other	Eliminations	Total

(In millions)

Net earned premiums	$2,579	$740	$1	$(43)	$6,663
Claims, benefits and expenses	2,729	1,131	22	(43)	11,141
Restructuring and other related charges	—	17	37	—	61

Underwriting loss	(150)	(408)	(58)	—	(4,539)
Net investment income	129	446	28	—	1,385
Other revenues	14	157	8	(126)	507
Other expenses	6	83	198	(126)	590
Non-insurance restructuring and other related charges	—	—	—	—	1

Pretax operating (loss) income	(13)	112	(220)	—	(3,238)
Income tax benefit (expense)	9	(39)	55	—	1,145
Minority interest	—	—	—	—	(18)

Net operating (loss) income, excluding realized investment gains	(4)	73	(165)	—	(2,111)
Realized investment gains (losses), net of tax, participating policyholders’ and minority interests	24	101	70	—	550
Cumulative effect of a change in accounting principle, net of tax	(1)	(3)	(4)	—	(61)

Net (loss) income	$19	$171	$(99)	$—	$(1,622)

Receivables, net	$1,360	$834	$1,010	$—	$17,119

Insurance reserves	$3,032	$8,251	$1,711	$—	$43,355

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

	Agency
Nine months ended	Market	Specialty		Global	Risk
September 30, 2000	Operations	Operations	CNA Re	Operations	Management

(In millions)

Net earned premiums	$2,477	$578	$802	$811	$448
Claims, benefits and expenses	2,818	595	868	854	554

Underwriting loss	(341)	(17)	(66)	(43)	(106)
Net investment income	542	192	157	114	131
Other revenues	109	19	4	90	239
Other expenses	104	10	2	87	221

Pretax operating income (loss)	206	184	93	74	43
Income tax (expense) benefit	(52)	(58)	(27)	(20)	(9)
Minority interest	—	—	—	(19)	—

Net operating income (loss), excluding realized investment gains	154	126	66	35	34
Realized investment gains (losses), net of tax, participating policyholders’ and minority interests	267	97	57	63	66

Net income (loss)	$421	$223	$123	$98	$100

Receivables, net	$4,522	$1,207	$2,092	$918	$2,545

Insurance reserves	$11,789	$4,052	$4,455	$2,599	$4,189

[Additional columns below]

[Continued from above table, first column(s) repeated]

Nine months ended	Group	Life	Corporate
September 30, 2000	Operations	Operations	and Other	Eliminations	Total

(In millions)

Net earned premiums	$2,708	$674	$1	$(32)	$8,467
Claims, benefits and expenses	2,772	990	89	(32)	9,508

Underwriting loss	(64)	(316)	(88)	—	(1,041)
Net investment income	121	456	18	—	1,731
Other revenues	36	149	13	(130)	529
Other expenses	36	77	210	(130)	617

Pretax operating income (loss)	57	212	(267)	—	602
Income tax (expense) benefit	(17)	(72)	106	—	(149)
Minority interest	—	—	(4)	—	(23)

Net operating income (loss), excluding realized investment gains	40	140	(165)	—	430
Realized investment gains (losses), net of tax, participating policyholders’ and minority interests	41	5	(5)	—	591

Net income (loss)	$81	$145	$(170)	$—	$1,021

Receivables, net	$1,034	$545	$893	$—	$13,756

Insurance reserves	$2,678	$7,572	$1,912	$—	$39,246

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note K. Restructuring and Other Related Charges

In the second quarter of 2001, the Company finalized and approved a restructuring plan related to its Information Technology operations (the IT Plan). The overall goal of the IT Plan was to improve technology for the underwriting function and throughout the Company, and to eliminate inefficiencies in the deployment of IT resources. The changes facilitate a strong focus on enterprise-wide system initiatives. The IT Plan had two main components: 1) the reorganization of IT resources into the Technology Solutions Group with a structure based on centralized, functional roles; and 2) the implementation of an integrated technology roadmap that includes common architecture and platform standards that directly support the Company’s strategies.

In connection with the IT Plan, the Company incurred $62 million, pretax, of restructuring and other related charges, primarily related to planned reductions in the workforce of approximately 260 positions (gross and net), and software and hardware asset write-offs for the nine months ended September 30, 2001. There were no such charges recorded in the third quarter of 2001. The Company does not expect to incur significant amounts of additional charges with respect to the IT Plan in any single future quarter and, as a result, does not intend to separately classify such expenses as restructuring and related charges when they occur.

The $62 million charge included approximately: $32 million of asset write-offs (primarily software and hardware), $29 million related to workforce reductions, and $1 million of other costs.

Approximately $37 million of restructuring and other related charges were incurred in the Corporate and Other segment. These costs included $14 million of asset write-offs, $22 million related to workforce reductions, and $1 million of other costs.

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

Upon adoption of the IT Plan during the second quarter of 2001, an accrual of $30 million was established related to $29 million of workforce reductions and the $1 million of other costs. Approximately $17 million of this accrual has been paid through September 30, 2001, resulting in an ending accrual of $13 million.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Additionally, at December 31, 2000, an accrual of $7 million of lease termination costs remained related to the August 1998 restructuring. Approximately $5 million of these costs were paid during the nine months ended September 30, 2001, resulting in a remaining accrual of $2 million at September 30, 2001.

Note L. Significant Transactions

Planned Dispositions of Certain Subsidiaries

The Company is attempting to sell certain subsidiaries and expects the sales to be completed in early 2002. The assets being held for disposition include the United Kingdom subsidiaries of CNA Re and certain other subsidiaries. The Company anticipates that it will realize losses in connection with those sales. In determining the anticipated loss from these sales, the Company estimated sales proceeds, transactional costs, lease termination costs, employee related costs and the cost of certain reinsurance transactions. The sale of the United Kingdom insurance subsidiary will be subject to regulatory approval. During the second quarter of 2001, an estimated after-tax realized loss of $320 million was recorded in connection with these planned dispositions.

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

MARC assumed approximately $294 million of liabilities (primarily future policy benefits and claim reserves) and approximately $209 million in assets (primarily uncollected premiums and deferred policy acquisition costs). The net gain from the reinsurance transaction, which is subject to certain post-closing adjustments, has been recorded as deferred revenue and will be recognized in income over the next 6 months as CNA Life Re’s assumed contracts are novated to MARC.

The CNA Life Re business contributed net earned premiums of $66 million and $172 million and pretax operating income of $7 million and $23 million for the three months and nine months ended September 30, 2000.

Note M. Related Party Transactions

CNA reimburses Loews, or pays directly to Loews employees, approximately $14 million annually for management fees, travel and related expenses, and expenses of investment facilities and services provided to CNA.

CNA and its eligible subsidiaries are included in the consolidated Federal income tax return of Loews and its eligible subsidiaries. During the first nine months of 2001 CNA paid Loews

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

$111 million for income taxes. During the first nine months of 2000, CNA received a tax refund of $282 million from Loews.

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

Loews Corporation (Loews) owns approximately 89% of the outstanding common stock of CNA Financial Corporation (CNAF). The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes found on pages 1 to 31 and with CNAF’s Annual Report to Shareholders for the year ended December 31, 2000.

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

The following discussion of operating results focuses on “net operating income.” Net operating income is calculated by deducting net investment realized gains or losses (investment gains or losses after deduction of related income taxes and minority interests) and the cumulative effect of a change in accounting principle, net of tax and minority interest, from net income. Net operating income, as defined above, is used in management’s discussion of the results of operations due to the significance of the amount of net investment gains or losses. Likewise, net realized investment gains are excluded from this operating measure because investment gains or losses related to the Company’s available-for-sale investment portfolio are largely discretionary, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Operating Results

The following table summarizes key components of operating results for the three months and nine months ended September 30, 2001 and 2000.

Consolidated Operations

	Three Months		Nine Months

Period ended September 30	2001	2000	2001	2000

(In millions, except per share data)
Operating revenues:
Net earned premiums	$2,529	$2,919	$6,663	$8,467
Net investment income	457	601	1,385	1,731
Other revenues	162	183	507	529

Total operating revenues	3,148	3,703	8,555	10,727
Claims, benefits and expenses	3,383	3,498	11,793	10,125

Operating (loss) income before income tax and minority interest	(235)	205	(3,238)	602
Income tax benefit (expense)	86	(39)	1,145	(149)
Minority interest	(6)	(10)	(18)	(23)

Net operating (loss) income	(155)	156	(2,111)	430
Net realized investment gains, net of tax and minority interest	—	394	550	591
Cumulative effect of a change in accounting principle, net of tax	—	—	(61)	—

Net (loss) income	$(155)	$550	$(1,622)	$1,021

Basic and diluted (loss) earnings per share:
Net operating (loss) income	$(0.84)	$0.85	$(11.47)	$2.34
Net realized investment gains, net of tax and minority interest	—	2.15	2.99	3.21
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.33)	—

Basic and diluted (loss) earnings per share available to common stockholders	$(0.84)	$3.00	$(8.81)	$5.55

Weighted average outstanding common stock and common stock equivalents
Basic	185.5	183.4	184.0	183.7
Diluted	185.5	183.5	184.0	183.7

The following table summarizes net operating (loss) income by segment for the three and nine months ended September 30, 2001 and 2000.

Net Operating (Loss) Income by Segment

	Three Months		Nine Months

Period ended September 30	2001	2000	2001	2000

(In millions)
Agency Market Operations	$25	$44	$(705)	$154
Specialty Operations	30	42	(154)	126
CNA Re	(146)	22	(497)	66
Global Operations	11	19	(114)	35
Risk Management	5	15	(545)	34
Group Operations	(35)	14	(4)	40
Life Operations	4	49	73	140
Corporate and Other	(49)	(49)	(165)	(165)

Net operating (loss) income	$(155)	$156	$(2,111)	$430

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The net operating loss was $155 million, or a loss of $0.84 per share, for the third quarter of 2001 as compared with net operating income of $156 million, or $0.85 per share, for the same period in 2000. The decline in net operating results was primarily due to estimated losses related to the September 11, 2001 World Trade Center and related events (WTC) catastrophe of $304 million after-tax, net of the related corporate aggregate reinsurance treaty benefit, recorded in the third quarter of 2001. In addition, net operating income for the third quarter decreased $53 million after-tax due to a decline in limited partnership income. These declines were partially offset by a $75 million after-tax benefit related to corporate aggregate reinsurance treaties for core operations.

Net earned premiums decreased $390 million for the third quarter of 2001 as compared with the same period in 2000 primarily as a result of ceded premiums of $315 million for corporate aggregate reinsurance treaties.

Net operating loss was $2,111 million, or a loss of $11.47 per share, for the nine month period ended September 30, 2001 as compared with net operating income of $430 million, or $2.34 per share, for the same period in 2000. The decline in net operating results was principally due to prior year reserve strengthening of $2.1 billion after-tax recorded in the second quarter of 2001 related to a change in estimate of prior year net loss and allocated loss adjustment expense reserves and retrospective premium accruals; restructuring and other related charges of $40 million after-tax; and declines for the third quarter described above primarily related to the estimated WTC catastrophe. In addition, net operating income for the nine months ended September 30, 2001 decreased by $134 million after-tax due to a decline in limited partnership income. These declines were partially offset by a $61 million after-tax benefit related to corporate aggregate reinsurance treaties for core operations.

Net earned premiums decreased $1,804 million for the nine month period ended September 30, 2001 as compared with the same period in 2000 mainly as a result of increased ceded premiums related to corporate aggregate reinsurance treaties, the change in estimate for retrospective premium accruals recorded in the second quarter of 2001, and a decline in net earned premiums in Group Operations, related to the sale of Life Reinsurance, CNA’s individual life reinsurance business, sold via an indemnity reinsurance agreement on December 31, 2000 (See Note L to the Condensed Consolidated Financial Statements for a discussion of this transaction).

The year-to-date net operating loss includes the following, which are described in more detail on the following pages.

•	The third quarter of 2001 estimated impact of the WTC catastrophe totaled $727 million pretax, or $472 million after-tax. Including the benefit of the corporate aggregate reinsurance treaties related to the WTC catastrophe, the pretax estimated impact was $468 million, or $304 million after-tax. Further details of the WTC catastrophe are provided below and also in the individual segment discussions of operations.

•	The Company recorded an after-tax charge of $2.1 billion ($3.2 billion pretax) in the second quarter of 2001, related to a change in estimate of prior year net loss and allocated loss adjustment expense reserves and retrospective premium accruals. This amount includes the impact of net reserve strengthening, the related increase in the accrual for insurance-related assessments and the ceded premiums and interest cost of the aggregate reinsurance treaty that attached due to the reserve strengthening. Further details related to the reserve

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

strengthening are discussed below and also in the individual segment discussions of operations.

•	In the third quarter of 2001, the Company continued to record ceded premium, ceded losses and interest related to corporate aggregate reinsurance treaties in place for the 2001 accident year. The significant reserve additions noted above fully utilized the limit on the corporate aggregate reinsurance treaty for the 1999 accident year therefore ceded premium, ceded losses and interest were recorded related to this treaty during the second quarter of 2001. Further details regarding the corporate aggregate reinsurance treaties are discussed below. The discussion in the Corporate Aggregate Reinsurance Treaties section below includes the amounts related to the 1999 accident year to provide an overview of the full impact of the aggregate reinsurance treaties. However, the amounts related to the 1999 accident year for the second quarter of 2001 are included as part of the Second Quarter 2001 Reserve Strengthening section which is discussed in more detail below.

•	During the nine months ended September 30, 2001, the Company recorded after-tax restructuring and other related charges of $40 million related to workforce reductions and asset write-offs resulting from changes in the Company’s information technology organization, which is discussed in more detail below. There were no such charges recorded in the third quarter of 2001.

Based upon the significance of the corporate aggregate reinsurance treaties and the WTC catastrophe, when the Company discusses its underwriting results and ratios for its property-casualty segments in comparison with prior periods, the impact of these items is excluded to provide a more meaningful analysis of the current underlying business results for the quarterly analysis. In addition, the second quarter of 2001 charges related to reserve strengthening, restructuring and other related charges, the WTC catastrophe and the corporate aggregate reinsurance treaties are excluded from the discussion of underwriting results for the year to date underwriting analysis. The following table provides the details by segment of underwriting results as reported and also as adjusted.

For the Quarter Ended September 30, 2001

	Agency				Risk	Property-
	Market	Specialty		Global	Manage-	Casualty
	Operations	Operations	CNA Re	Operations	ment	Segments

(In millions)
Underwriting loss	$(87)	$—	$(270)	$(14)	$(30)	$(401)
Underwriting impact of WTC catastrophe including related corporate reinsurance treaties	13	8	263	10	55	349
Underwriting benefit from Core corporate aggregate reinsurance treaties	(43)	(16)	(3)	(5)	(57)	(124)

Adjusted underwriting loss	$(117)	$(8)	$(10)	$(9)	$(32)	$(176)

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

For the Nine Months Ended September 30, 2001

	Agency				Risk	Property-
	Market	Specialty		Global	Manage-	Casualty
(In millions)	Operations	Operations	CNA Re	Operations	ment	Segments

Underwriting loss	$(1,444)	$(403)	$(904)	$(222)	$(950)	$(3,923)
Underwriting impact of WTC catastrophe including related corporate reinsurance treaties	13	8	263	10	55	349
Underwriting impact of second quarter of 2001 reserve adjustment including corporate reinsurance treaties	1,207	365	587	118	873	3,150
Underwriting benefit from Core corporate aggregate reinsurance treaties	(38)	(14)	(3)	(4)	(55)	(114)
Restructuring and other related charges	4	1	—	1	1	7

Adjusted underwriting loss	$(258)	$(43)	$(57)	$(97)	$(76)	$(531)

World Trade Center Catastrophe

During the third quarter of 2001, the Company experienced a severe catastrophe loss estimated at $468 million pretax net of reinsurance related to the WTC catastrophe. The loss estimate is based on a total industry loss of $50 billion and includes all lines of insurance. The current estimate takes into account CNA’s substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance program. Loss estimates are subject to considerable uncertainty. Subsequent developments on claims arising out of the WTC catastrophe could result in an increase in the total estimated loss, which could be material to the results of operations.

The following table provides management’s estimate of losses related to this catastrophe on a gross basis (before reinsurance) and a net basis (after reinsurance) on the Company’s operating segments.

For the Quarter Ended September 30, 2001

				After-tax Corp.
		(1)		Agg.
		Pre-tax Net	After-tax	Reinsurance	Total After-tax
(In millions)	Gross Losses	Impact	Impact	Benefit	impact

Agency Market Operations	$85	$57	$37	$26	$11
Specialty Operations	15	15	10	5	5
CNA Re	662	410	266	90	176
Global Operations	199	15	10	3	7
Risk Management	290	128	83	44	39
Group Operations	322	80	52	—	52
Life Operations	75	22	14	—	14
Corporate and Other	—	—	—	—	—

Total	$1,648	$727	$472	$168	$304

(1)Pretax impact of the WTC catastrophe before the corporate aggregate reinsurance treaties. The net impact includes $85 million of reinstatement and additional premiums.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Second Quarter 2001 Prior Year Reserve Strengthening

During the second quarter of 2001, the Company noted the continued emergence of adverse loss experience across several lines of business related to prior years that are discussed in further detail below. The Company completed a number of reserve studies during the second quarter of 2001 for many of its lines of business, including those in which these adverse trends were noted. In the area of asbestos, environmental pollution and other mass tort claims (“APMT”), the Company reviewed internal claims data as well as studies generated by external parties, including a significant industry analysis of asbestos and environmental pollution exposures by an international rating agency. As a result of these various reviews, management concluded that ultimate losses, including losses for APMT, will be higher in the range of possible outcomes than previously estimated. The Company recorded $2.6 billion pretax to strengthen reserves ($1.7 billion after-tax) associated with a change in estimate of prior year net loss and allocated loss adjustment expense reserves (“loss reserves”), including $1.2 billion pretax ($0.8 billion after-tax) related to APMT.

The second quarter of 2001 net reserve strengthening and related items comprising the amounts noted above are detailed by segment in the following table.

	Agency
	Market	Specialty		Global	Risk	Corporate and
(In millions)	Operations	Operations	CNA Re	Operations	Management	Other	Total

Net reserve strengthening excluding the impact of the corporate aggregate reinsurance treaty
APMT	$606	$—	$57	$38	$496	$—	$1,197
Non-APMT	456	354	574	88	137	(15)	1,594

Total	1,062	354	631	126	633	(15)	2,791
Pretax benefit from corporate aggregate reinsurance treaty on accident year 1999	(150)	—	(26)	—	(47)	—	(223	)**
Accrual for insurance-related assessments	36	—	—	—	12	—	48

Net reserve strengthening and related accruals	948	354	605	126	598	(15)	2,616
Change in estimate of premium accruals	333	12	(13)	(9)	293	—	616
Reduction of related commission accruals	(43)	—	—	—	(7)	—	(50)

Net premium and related accrual reductions	290	12	(13)	(9)	286	—	566
Total pretax second quarter 2001 reserve strengthening and other related accruals	$1,238	$366	$592	$117	$884	$(15)	$3,182

Total after-tax second quarter 2001 reserve strengthening and other related accruals	$805	$238	$384	$87	$575	$(10)	$2,079

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Approximately $600 million, excluding the impact of the corporate aggregate reinsurance treaty, of the adverse loss development is a result of analyses of several coverages provided to commercial entities written by various segments of CNA. These analyses showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril. In addition, the number of commercial automobile liability claims was higher than expected. Finally, several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

An analysis of CNA Re’s assumed reinsurance business showed that the paid and reported losses for recent accident years were higher than expectations and resulted in an increase of net reserves of approximately $560 million, excluding the impact of the corporate aggregate reinsurance treaty. The estimated ultimate loss ratios for these recent accident years have been revised to reflect the paid and reported losses.

Approximately $320 million, excluding the impact of the corporate aggregate reinsurance treaty, of adverse loss development occurred in Specialty Operations and was caused by coverages provided to healthcare related entities. The level of paid and reported losses associated with coverages provided to national long-term care facilities was higher than expected. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected.

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

Corporate Aggregate Reinsurance Treaties

In 1999, the Company entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of the Company’s property-casualty lines of business (the “Aggregate Cover”). The Company has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss and allocated loss adjustment expense (collectively, “losses”) ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500 million of losses with an aggregate limit of $1 billion of losses for the three year period. The ceded premiums are a percentage of ceded losses and for each $500 million

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

of limit the premium is $230 million. The second section of the Aggregate Cover, which is available for accident year 2001 only, provides additional coverage of up to $510 million of losses for ceded premiums of $310 million. Under the Aggregate Cover, interest expense on the funds withheld accrues at 8% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest expense is accrued would increase to 8.25% per annum.

In the first quarter of 2001, the Company triggered the coverage under the second section of the Aggregate Cover for the 2001 accident year. The Company has ceded losses and the related ceded premium to this section in all quarters of 2001. In the third quarter, as a result of losses related to the WTC catastrophe the limit under this section has been exhausted. In the second quarter of 2001, the significant reserve additions fully utilized the limit on the 1999 accident year under the first section. No losses have been ceded to the remaining $500 million of limit on accident years 2000 and 2001 under the first section. The impact of the Aggregate Cover on pretax operating results was as follows:

Impact of Aggregate Cover on Pretax Operating Results

For the period ended September 30, 2001	Three	Nine
(In millions)	Months	Months

Ceded earned premiums	$83	$543
Ceded claim and claim adjustment expense	288	1,010
Interest charges	11	70

Pretax benefit on operating results	$194	$397

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the “CCC Cover”). The loss protection provided by the CCC Cover has an aggregate limit of $750 million to $825 million of losses depending on CCC’s 2001 actual premium volume. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Covers discussed above. Under the CCC Cover, interest expense on the funds withheld generally accrues at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. In the third quarter, as a result of significant losses related to the WTC catastrophe, significant recoveries were recorded under this treaty.

The impact of the CCC Cover on pretax operating results was as follows:

Impact of CCC Cover on Pretax Operating Results

For the period ended September 30, 2001	Three	Nine
(In millions)	Months	Months

Ceded earned premiums	$232	$234
Ceded claim and claim adjustment expense	427	427
Interest charges	15	15

Pretax benefit on operating results	$180	$178

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The pretax benefit from the Aggregate Cover and the CCC Cover by operating segment on estimated losses related to the WTC catastrophe and all other losses (Core) for the three months ended September 30, 2001, was as follows.

Impact of Aggregate Cover and CCC Cover on Pretax Operating Results

For the quarter ended September 30, 2001

(In millions)	WTC	Core	Total

Agency Market Operations	$40	$39	$79
Specialty Operations	7	15	22
CNA Re	139	2	141
Global Operations	5	5	10
Risk Management	68	54	122

Pretax benefit on operating results	$259	$115	$374

The pretax benefit from the Aggregate Cover and the CCC Cover by operating segment on estimated losses related to the second quarter of 2001 reserve adjustment, the WTC catastrophe and Core for the nine months ended September 30, 2001 was as follows.

Impact of Aggregate Cover and CCC Cover on Pretax Operating Results

For the nine months ended September 30, 2001	Second
	Quarter 2001
	Reserve
(In millions)	Adjustment	WTC	Core	Total

Agency Market Operations	$150	$40	$26	$216
Specialty Operations	—	7	12	19
CNA Re	26	139	1	166
Global Operations	—	5	2	7
Risk Management	47	68	52	167

Pretax benefit on operating results	$223	$259	$93	$575

2001 Restructuring

In the second quarter of 2001, the Company finalized and approved a restructuring plan related to its Information Technology operations (the IT Plan). The overall goal of the IT Plan was to improve technology for the underwriting function and throughout the Company, and to eliminate inefficiencies in the deployment of IT resources. The changes facilitate a strong focus on enterprise-wide system initiatives. The IT Plan had two main components: 1) the reorganization of IT resources into the Technology Solutions Group with a structure based on centralized, functional roles; and 2) the implementation of an integrated technology roadmap that includes common architecture and platform standards that directly support the Company’s strategies.

In connection with the IT Plan, the Company incurred $62 million, pretax, of restructuring and other related charges, primarily related to planned reductions in the workforce of approximately 260 positions (gross and net), and software and hardware asset write-offs for the nine months ended September 30, 2001. There were no charges recorded in the third quarter of 2001. See Note K of Notes to Condensed Consolidated Financial Statements for further details regarding this restructuring.

The IT Plan is not expected to result in decreased operating expense in the foreseeable future. This is because savings from the workforce reduction will be used to fund new technology-related initiatives.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

As of September 30, 2001, an accrual of approximately $13 million exists related to the IT Plan. Approximately $12 million of the accrual relates to workforce reductions with the remainder relating to other costs. Approximately $8 million of this accrual is expected to be paid out during the remainder of 2001.

The following table summarizes the pretax effect of these costs on the Company’s operating segments. Because future savings from the restructuring will be used to fund corporate information technology initiatives, the majority of these costs were borne by the Corporate and Other segment.

For the period ended September 30, 2001	Nine
In millions	Months

Agency Market Operations	$4
Specialty Operations	1
Risk Management	2
Global Operations	1
Life Operations	17
Corporate and Other	37

Total	$62

In connection with the Company’s efforts to reduce its expense structure to better align expenses with expected premium volume, the Company is in the process of undertaking a restructuring initiative. The Company is currently evaluating the impact of this restructuring initiative and expects to finalize a plan in the fourth quarter. In connection with this plan, the Company expects to take a restructuring charge before the end of the year. Since the plan has not been finalized, the amount of the restructuring charge or whether the Company will realize the expected benefit of any restructuring activities is unknown. Any restructuring charge may be material and may have an adverse material effect on results of operations.

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

The following table presents the effect of the adjustments made to written premiums for the three and nine months ending September 30, 2001 for each of the Company’s segments.

Adjustments to Net Written Premiums

	Three	Nine
For the period ended September 30, 2001	Months	Months

(In millions)
Agency Market Operations	$(18)	$66
Specialty Operations	(3)	15
Global Operations	(3)	6
Risk Management	(7)	—

Total (increase) decrease	$(31)	$87

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Discussion of the results of operations for the Company’s segments follow. Based upon the significance of the corporate aggregate reinsurance treaties and the WTC catastrophe, when the Company discusses its underwriting results and ratios for its segments in comparison with prior periods, the impact of these items is excluded to provide a more meaningful analysis of the current underlying business results for the quarter. In addition, the second quarter of 2001 charges related to reserve strengthening, restructuring and other related charges, the corporate aggregate reinsurance treaties, and the WTC catastrophe are excluded from the discussion of underwriting results for the year-to-date underwriting analysis.

Agency Market Operations

Operating Results

	Three Months		Nine Months

Period ended September 30	2001	2000	2001	2000
(In millions)

Net written premiums	$719	$755	$1,786	$2,403
Net earned premiums	695	807	1,639	2,477
Underwriting loss	(87)	(132)	(1,444)	(341)
Net operating (loss) income	25	44	(705)	154
Net operating (loss) income excluding restructuring and other related charges	25	44	(702)	154
Ratios:
Loss and loss adjustment expense	72.0%	80.5%	138.6%	80.4%
Expense	37.1	33.3	45.5	31.0
Dividend	3.3	2.5	4.0	2.4

Combined	112.4%	116.3%	188.1%	113.8%

Adjusted underwriting loss	$(117)		$(258)

2001 adjusted ratios excluding the WTC catastrophe, corporate covers, reserve adjustment and restructuring and other related charges:
Loss and loss adjustment expense	78.3%		75.7%
Expense	34.0		32.5
Dividend	3.0		2.8

Combined	115.3%		111.0%

Third quarter net operating income for 2001 declined by $19 million as compared with the same period in the prior year. The after-tax estimated impact, net of the related corporate aggregate reinsurance treaty benefit, of the WTC catastrophe recorded in the third quarter of 2001 was $11 million. Net operating income for the third quarter of 2001 as compared with the same period in 2000 also decreased $20 million due to a decline in limited partnership income, $15 million due to a decreased benefit from the use of finite reinsurance, and $17 million primarily due to non-recurring income in 2000 related to Personal Insurance, which was transferred to Allstate in 1999. Partially offsetting these declines was a $25 million after-tax benefit from the corporate aggregate reinsurance treaties related to core operating results and improved core underwriting results across most commercial lines except for workers’ compensation.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The adjusted combined ratio decreased 1.0 points to 115.3% for the three months ended September 30, 2001 as compared with 2000, and the adjusted underwriting results improved $15 million. The change in the adjusted underwriting results and the adjusted combined ratio was driven principally by a decrease in the loss ratio, partially offset by increases in the adjusted expense and dividend ratios. The adjusted loss ratio decrease of 2.2 points reflects improved underwriting results across most commercial lines, except for workers’ compensation. Despite a decrease in operating expenses, the adjusted expense ratio increased as a result of a reduced net earned premium base. The adjusted dividend ratio increased 0.8 points due to adverse development in dividend reserves in Commercial Insurance.

Net written premiums for Agency Market Operations in the third quarter of 2001 decreased $36 million over the prior year principally as a result of $64 million of ceded premiums related to the corporate aggregate reinsurance treaties, partially offset by growth in gross written premiums for workers’ compensation and business owner’s auto policy lines. Net written premiums benefited $18 million as a result of the adjustment in net written premiums (as discussed on page 41 of the Management’s Discussion and Analysis of Financial Conditions and Results of Operations (MD&A)). Net earned premiums decreased $112 million in the third quarter of 2001 as compared with the same period in 2000. This decline is attributable to the declines noted above in net written premiums as related to the corporate aggregate treaties as well as declines in earned premiums, particularly in the commercial workers’ compensation and packages lines of business, and increased ceded premiums from other than the corporate aggregate reinsurance treaties.

Net operating income decreased $859 million for the nine months ended September 30, 2001 as compared with the same period in 2000. The after-tax impact, net of the related corporate aggregate reinsurance treaty benefit, of the second quarter of 2001 reserve strengthening on Agency Market Operations was $805 million, including $394 million for asbestos, environmental pollution and other mass tort claims. The remaining reserve strengthening related primarily to commercial multiple-peril, general liability and commercial automobile liability coverages. The strengthening was based upon detailed claim reviews, assessments of legal developments affecting these coverages and actuarial analyses completed in the second quarter of 2001. In response to the adverse trends indicated by the reviews, changes were made to more closely involve legal counsel on claims affected by the legal developments and to discontinue writing classes of business where adequate pricing cannot be achieved for the exposure.

In addition to the impact of the reserve strengthening recorded in the second quarter, net operating income for the first nine months of 2001 declined $11 million as a result of the estimated WTC catastrophe, net of the related corporate aggregate reinsurance treaty benefit, and $3 million for restructuring and other related charges. These declines were partially offset by a $17 million after-tax benefit from corporate aggregate reinsurance treaties on Core operations. Apart from those charges, net operating income for the first nine months of 2001 decreased $57 million as compared with the same period in the prior year due primarily to decreased net investment income, principally as a result of a $54 million decline in limited partnership income, $45 million related to the non-recurring ceding commission included in the first nine months of 2000 related to the transfer of Personal Insurance business to Allstate in 1999, and decreased benefits from the use of finite reinsurance. These declines were partially offset by improved core underwriting results across most commercial lines other than workers’ compensation.

The adjusted combined ratio decreased 2.8 points to 111.0% for the nine months ended September 30, 2001 as compared with 2000, and the adjusted underwriting results improved

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

$83 million. The change in the adjusted underwriting results and the adjusted combined ratio was driven by a decrease in the adjusted loss ratio, partially offset by increases in the adjusted expense and dividend ratios. The adjusted loss ratio decline of 4.7 points reflects lower adverse development excluding the reserve charge, improved underwriting results across most commercial lines excluding workers’ compensation, earned rate achievement and re-underwriting efforts undertaken last year. The adjusted expense ratio increased 1.5 points due to the reduced net earned premium base in the current period, partially offset by lower acquisition expenses, primarily due to higher ceding commissions. These decreases more than offset the $69 million benefit of the non-recurring ceding commission included in the first nine months of 2000 related to the transfer of Personal Insurance to Allstate. The adjusted dividend ratio increased 0.4 points due to adverse development in dividend reserves in Commercial Insurance.

Net written premiums for Agency Market Operations for the nine months ended September 30, 2001 decreased $617 million as compared with the prior year as a result of $321 million of ceded premiums related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from the second quarter of 2001 reserve strengthening and a change in estimate for involuntary market premium accruals, and $66 million related to the adjustment in net written premiums (as previously discussed on page 41 of the MD&A). Net earned premiums likewise decreased $838 million for the first nine months of 2001 as compared with the same period in 2000. This decline is primarily attributable to the declines noted above in net written premiums and an additional $100 million in adverse experience in retrospective premium accruals. The change in estimate related to retrospective premium receivables was based upon the Company’s completion of comprehensive studies related to estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. The studies included the review of all such retrospectively rated insurance policies and the current estimate of ultimate losses.

Commercial Insurance achieved an average rate increase of 15% for the third quarter of 2001 for the contracts that renewed during the period and had a retention rate of 75% for those contracts that were up for renewal.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Specialty Operations

Operating Results

	Three Months		Nine Months

Period ended September 30	2001	2000	2001	2000

(In millions)
Net written premiums	$191	$241	$534	$584
Net earned premiums	167	234	523	578
Underwriting loss	—	(10)	(403)	(17)
Net operating (loss) income	30	42	(154)	126
Net operating (loss) income excluding restructuring and other related charges	30	42	(153)	126

Ratios:
Loss and loss adjustment expense	69.4%	79.2%	147.3%	76.1%
Expense	30.4	25.0	29.6	26.8
Dividend	—	0.1	0.1	0.1

Combined	99.8%	104.3%	177.0%	103.0%

Adjusted underwriting loss	$(8)		$(43)

2001 adjusted ratios excluding the WTC catastrophe, corporate covers, reserve adjustment and restructuring and other related charges:
Loss and loss adjustment expense	76.8%		80.3%
Expense	27.4		27.1
Dividend	—		0.1

Combined	104.2%		107.5%

Third quarter net operating income for 2001 declined by $12 million as compared with the same period in the prior year. The after-tax estimated impact, net of the related corporate aggregate reinsurance treaty benefit, of the WTC catastrophe was $5 million. In addition, net operating income decreased as a result of lower net investment income, primarily due to an $8 million decline in limited partnership income, a decreased benefit from the use of finite reinsurance and adverse loss experience in the errors & omissions (E&O) and directors & officers (D&O) product lines. These declines were partially offset by a benefit of $10 million after-tax related to corporate aggregate reinsurance treaties on Core operations.

The adjusted combined ratio decreased by 0.1 points to 104.2% for the third quarter of 2001 as compared with the same period in 2000 and the adjusted underwriting results improved by $2 million. This change is due to a decrease in the adjusted loss ratio, partially offset by an increase in the adjusted expense ratio. The adjusted loss ratio decreased due to additional ceded losses related to finite reinsurance treaties and improvements in the healthcare professional liability loss portfolio business, partially offset by adverse loss experience in the third quarter of 2001 in E&O and D&O products. While quarter-over-quarter operating expenses declined, the adjusted expense ratio increased as a result of a decreased net earned premium base. Acquisition and underwriting expenses decreased due to reduced expenses in the healthcare professional liability loss portfolio business and a continued focus on expense management.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net written premiums for Specialty Operations in the third quarter of 2001 decreased $50 million over the prior year as a result of $18 million of ceded premiums related to the corporate aggregate reinsurance treaties and $24 million of ceded premiums related to additional finite reinsurance treaties. Also contributing to the decline were reduced premiums volume in the healthcare professional liability business due to fewer assumed loss portfolio transfer transactions in 2001. These declines were partially offset by increased production for not-for-profit long term care facilities and a benefit of $3 million related to the adjustment in net written premiums (as discussed on page 41 of the MD&A). Net earned premiums decreased $67 million primarily related to the same reasons noted above.

Net operating income decreased $280 million for the nine months ended September 30, 2001 compared with 2000. The after-tax impact of the second quarter of 2001 reserve strengthening on Specialty Operations was $238 million. The reserve strengthening related primarily to medical malpractice and national for-profit nursing home chains with exposure in Florida and Texas. The strengthening was necessitated by the continuing emergence of reported losses in excess of expectations and a thorough review of claim exposures by the new management team that was put in place during 2000. In response to these adverse trends, Specialty Operations withdrew from writing these coverages in certain states and instituted major rate increases.

In addition to the impact of the second quarter reserve strengthening, net operating income for the first nine months of 2001 decreased by $5 million due to the estimated WTC catastrophe, net of the related corporate aggregate reinsurance treaty benefit, and $1 million for restructuring and other related charges. Partially offsetting these charges was an $8 million benefit due to the corporate aggregate reinsurance treaties related to Core operations. Apart from those charges, net operating income decreased $44 million in the first nine months of 2001 as compared with 2000 due to the decline in underwriting results and decreased net investment income, principally resulting from a $19 million decline in limited partnership income.

The adjusted combined ratio increased by 4.5 points to 107.5% for the first nine months of 2001 as compared with the same period in 2000 and the adjusted underwriting results declined by $26 million. This change is due to increases in the adjusted loss and expense ratios. The adjusted loss ratio increased 4.2 points primarily as a result of favorable loss development recorded in 2000 for the architects and engineers business, partially offset by the third quarter improvements as discussed above. The increase in the adjusted expense ratio is a result of the reduced net earned premium base while overall expenses remained relatively unchanged.

Net written premiums for Specialty Operations for the first nine months of 2001 decreased $50 million as compared with the same period in 2000. Net written premiums decreased $36 million as a result of additional ceded premiums related to the corporate aggregate reinsurance treaties. Net written premiums also decreased $15 million related to the adjustment in net written premiums (as previously discussed on page 41 of the MD&A). Net earned premiums decreased $55 million for the first nine months of 2001 as compared with the same period in 2000 principally due to ceded premiums related to the corporate aggregate reinsurance treaties, adverse experience in retrospective premium accruals recorded in the second quarter of 2001 reserve strengthening, and a decline in premium volume in the healthcare professional liability business. These declines were partially offset by the reserve for retrospective premium increase recorded in 2000.

The non-medical and medical professional liability and financial products lines of business achieved an average of a 20% rate increase for the third quarter of 2001 for the contracts that

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

renewed during the period and had a retention rate of 80% for the third quarter of 2001 for those contracts that were up for renewal.

CNA Re

Operating Results
	Three Months		Nine Months

Period ended September 30 (In millions)	2001	2000	2001	2000

Net written premiums	$108	$214	$378	$769
Net earned premiums	149	289	452	802
Underwriting loss	(270)	(23)	(904)	(66)
Net operating (loss) income	(146)	22	(497)	66

Ratios:
Loss and loss adjustment expense	237.0%	78.1%	257.3%	76.1%
Expense	44.5	29.8	42.3	32.1

Combined	281.5%	107.9%	299.6%	108.2%

Adjusted underwriting loss	$(10)		$(57)

2001 adjusted ratios excluding the WTC catastrophe, corporate covers and reserve adjustment:
Loss and loss adjustment expense	69.4%		73.5%
Expense	35.7		37.4

Combined	105.1%		110.9%

The Company plans to dispose of the United Kingdom subsidiaries of CNA Re, with the intent of completing the disposition in early 2002. Such a disposition is subject to regulatory approval. Future writing of all U.S. domiciled business will be written from our operations in the U.S. The Company cannot provide assurance that the United Kingdom subsidiaries of CNA Re will be sold. Refer to the Investments section on the following pages for more information.

Third quarter net operating income declined by $168 million as compared with the prior year. The after-tax estimated impact, net of the related corporate aggregate reinsurance treaty benefit, of the WTC catastrophe was $176 million. In addition, net operating income decreased due to a decline in limited partnership income of $4 million. Partially offsetting these declines were lower net catastrophe losses in the current quarter, excluding the WTC catastrophe, and a $1 million benefit from corporate aggregate reinsurance treaties on Core operations.

The adjusted combined ratio decreased 2.8 points to 105.1% during the third quarter of 2001 as compared with the same period in 2000 and the adjusted underwriting results improved $13 million. The favorable change in the adjusted combined ratio and the adjusted underwriting results was primarily a result of a decrease in the adjusted loss ratio of 8.7 points, due to lower net catastrophe losses excluding the WTC catastrophe and the reduction of business written in London (with a combined ratio exceeding 100%). While quarter-over-quarter acquisition and underwriting expenses decreased as a result of reduced technology costs, the adjusted expense ratio increased due to a reduced net earned premium base.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net written premiums for CNA Re for the third quarter of 2001 decreased $106 million over the prior year. Premiums decreased $125 million as a result of ceded premiums related to the corporate aggregate reinsurance treaties. Also, in July, S&P downgraded the rating of CNA Reinsurance Company Limited (CNA Re U.K.) from A to BBB-. This announcement along with CNA’s announced intent to sell the United Kingdom subsidiaries had an adverse impact on the company’s ability to renew business and generate new business in London. These declines were partially offset by $89 million of reinstatement and additional premiums as a result of the WTC catastrophe. Net earned premiums decreased $140 million primarily related to the same reasons noted above.

Net operating income decreased $563 million for the nine months ended September 30, 2001 as compared with the same period in 2000. The after-tax impact, net of the related corporate aggregate reinsurance treaty benefit, of the second quarter of 2001 reserve strengthening on CNA Re was $384 million, including $37 million for asbestos, environmental pollution and other mass tort claims. The strengthening was based upon second quarter reviews that showed the emergence of higher than expected reported losses. The reserve strengthening related to a number of lines, including excess of loss liability and professional liability in accident years 1997 to 2000.

In addition to the impact of the reserve strengthening recorded in the second quarter of 2001, net operating income for the first nine months of 2001 decreased by $176 million related to the estimated WTC catastrophe. Partially offsetting these declines was a benefit of $1 million from corporate aggregate reinsurance treaties on Core operations. Apart from those items, net operating income decreased $4 million for the first nine months of 2001 as compared with the same period in 2000 due to decreased net investment income, including a $10 million decline in limited partnership income, partially offset by lower current year underwriting costs.

The adjusted combined ratio increased 2.7 points to 110.9% for the nine months ended September 30, 2001 as compared with the same period in 2000 and the adjusted underwriting results improved $9 million. The change in the adjusted combined ratio and adjusted underwriting results is primarily related to increases in the adjusted expense ratio, partially offset by a decrease in the adjusted loss ratio. While operating expenses have decreased for the nine months ended September 30, 2001 as compared with 2000, the expense ratio has increased due to the reduced net earned premium base. Both acquisition and underwriting expenses have decreased as a result of reduced technology expenses. The adjusted loss ratio decreased 2.6 points because of improvements in the current accident year underwriting results partially offset by increased adverse development, excluding the reserve charge, of $59 million, in 2001 as compared with 2000.

Net written premiums for CNA Re decreased $391 million for the first nine months of 2001 as compared with the same period in 2000 as a result of $161 million of ceded premiums related to the corporate aggregate reinsurance treaties and decisions made for 2001 not to renew contracts, including multi-year contracts, that management believed did not meet its underwriting profitability targets. In addition, premiums decreased as a result of the announced intention to sell the United Kingdom subsidiaries. These declines were partially offset by reinstatement and additional premiums of $89 million related to the WTC catastrophe. Net earned premiums decreased $350 million for the first nine months of 2001 as compared with the same period in 2000 primarily related to the same reasons noted above.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Global Operations

Operating Results
	Three Months		Nine Months

Period ended September 30 (In millions)	2001	2000	2001	2000

Net written premiums	$329	$311	$919	$888
Net earned premiums	308	271	866	811
Underwriting loss	(14)	(12)	(222)	(43)
Net operating income (loss)	11	19	(114)	35
Net operating income (loss) excluding restructuring and other related charges	11	19	(113)	35

Ratios:
Loss and loss adjustment expense	58.6%	61.7%	75.1%	62.2%
Expense	45.7	43.0	50.2	43.0
Dividend	0.2	(0.3)	0.3	0.1

Combined	104.5%	104.4%	125.6%	105.3%

Adjusted underwriting loss	$(9)		$(97)

2001 adjusted ratios excluding the WTC catastrophe, corporate covers, reserve adjustment and restructuring and other related charges:
Loss and loss adjustment expense	59.2%		62.0%
Expense	43.3		48.9
Dividend	0.2		0.3

Combined	102.7%		111.2%

Third quarter net operating income declined by $8 million as compared with the prior year. The after-tax estimated impact of the WTC catastrophe was $7 million, net of the benefit of the corporate aggregate reinsurance treaties. This decline was partially offset by a $3 million after-tax benefit as a result of corporate aggregate reinsurance treaties on Core operations. Excluding these items, net operating income decreased $4 million primarily as a result of declined underwriting results in the Canadian and European operations and warranty product lines and a decline in limited partnership income of $2 million, partially offset by improved underwriting results in the marine line of business.

The adjusted combined ratio decreased 1.7 points to 102.7% for the third quarter of 2001 as compared with the same period in 2000 and the adjusted underwriting results improved $3 million. These changes were primarily due to a decrease in the adjusted loss ratio of 2.5 points as a result of improved underwriting results in the marine line of business. Partially offsetting the improved adjusted loss ratio were increases in the adjusted dividend ratio and adjusted expense ratio. The increase in the adjusted dividend ratio of 0.5 points was due to favorable dividend development in 2000 in the surety lines. The increase in the adjusted expense ratio of 0.3 points was attributable to increased acquisition expenses in the marine lines of business and increased underwriting expenses in the European operations.

Net written premiums for Global Operations for the third quarter of 2001 increased $18 million as compared with the same period in 2000. Net written premiums increased primarily as a result of growth in the commercial casualty and property lines in the European operations, production

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

increases in surety lines and growth in the workers’ compensation line. These increases were partially offset by $12 million of additional ceded premiums arising from the corporate aggregate reinsurance treaties. Net earned premiums increased $37 million primarily related to the same reasons noted above.

Net operating income decreased $149 million for the first nine months of 2001 as compared with the same period in 2000. The after-tax impact of the reserve strengthening on Global Operations was $87 million, including $25 million for asbestos, environmental pollution and other mass tort claims. The remaining reserve strengthening related to the marine business as a result of a second quarter review in 2001 which indicated an increase in large claim frequency in marine cargo and hull coverages for accident years 1998 though 2000. In addition, Global Operations strengthened reserves due to higher than expected losses arising from high hazard commercial auto business. In response to these adverse trends, Global Operations has taken rate action and reduced exposure to unprofitable marine cargo and hull classes of business and exited the high hazard commercial auto business.

In addition to the impact of the reserve strengthening, net operating income for the nine months ended September 30, 2001 decreased by $7 million related to the estimated WTC catastrophe, net of the benefit of the corporate aggregate reinsurance treaties, and $1 million of restructuring and other related charges. Partially offsetting these decreases was a $2 million after-tax benefit related to the corporate aggregate reinsurance treaties on Core operations. Apart from these items, net operating income decreased $56 million for the nine months of 2001 as compared with the prior year due primarily to writing off unrecoverable deferred acquisition costs and better aligning premium earnings patterns with the emergence of claims in the vehicle warranty line of business and a $6 million decline in limited partnership income.

The adjusted combined ratio increased 5.9 points to 111.2% for the first nine months of 2001 as compared with the same period in 2000 and the adjusted underwriting results declined $54 million. These changes were principally due to an increase in the adjusted expense ratio of 5.9 points. The increase in the expense ratio was attributable to an increase in acquisition expenses primarily due to the write-off of unrecoverable deferred acquisition costs in the vehicle warranty line of business in the second quarter of 2001.

Net written premiums for Global Operations for the first nine months of 2001 increased $31 million as compared with the same period in 2000. Net written premiums increased primarily as a result of growth in the commercial casualty and property lines in Europe and Canada, as well as production increases in surety lines. These increases were partially offset by $27 million of additional ceded premiums arising from the corporate aggregate reinsurance treaties, declines in the equipment maintenance warranty line of business and $6 million related to the adjustment in net written premiums (as previously discussed on page 41 of the MD&A). Net earned premiums increased $55 million primarily related to the same reasons noted above.

Global Operations achieved 7% average rate increases across its businesses during the third quarter of 2001 for the contracts that renewed during the period. Retention rates were in the 88 percent range for those contracts which were up for renewal. Retention rates do not apply to the Surety and Warranty businesses.

]

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Risk Management

Operating Results
	Three Months		Nine Months

Period ended September 30 (In millions)	2001	2000	2001	2000

Net written premiums	$46	$129	$252	$506
Net earned premiums	48	142	(94)	448
Underwriting loss	(30)	(35)	(950)	(106)
Net operating (loss) income	5	15	(545)	34
Net operating (loss) income excluding restructuring and other related charges	5	15	(544)	34

Ratios:
Loss and loss adjustment expense	38.9%	93.7%	NM	92.5%
Expense	95.3	31.1	NM	31.2
Dividend	30.5	0.0	NM	0.0

Combined	164.7%	124.8%	NM	123.7%

Adjusted underwriting loss	$(32)		$(76)

2001 adjusted ratios excluding the WTC catastrophe, corporate covers, reserve adjustment and restructuring and other related charges:
Loss and loss adjustment expense	80.9%		83.8%
Expense	31.3		30.1
Dividend	10.2		4.3

Combined	122.4%		118.2%

NM = Not Meaningful.

Third quarter net operating income declined by $10 million as compared with the prior year. The after-tax estimated impact of the WTC catastrophe was $39 million, net of the benefit of the corporate aggregate reinsurance treaties. In addition, net operating income decreased due to declines in the workers’ compensation business, adverse development in the dividend reserves recorded in the third quarter of 2001, and lower net investment income, of which $5 million was due to a decline in limited partnership income. These declines were partially offset by an after-tax benefit of $36 million related to corporate aggregate reinsurance treaties on Core operations, improved property underwriting results and an increased benefit from the use of reinsurance.

The adjusted combined ratio decreased 2.4 points to 122.4% for the third quarter of 2001 as compared with the same period in 2000 and the adjusted underwriting results improved $3 million. The adjusted loss ratio improved 12.8 points due to improvements in the property business and increased benefit from the use of reinsurance, partially offset by adverse experience in the workers’ compensation business. The adjusted combined ratio was adversely impacted by adverse development in the dividend reserves recorded in the third quarter 2001.

Net written premiums for Risk Management decreased $83 million for the third quarter of 2001 as compared with the same period in 2000 as a result of $96 million of ceded premiums related to the corporate aggregate reinsurance treaties, partially offset by new business production in the property book of business. Net written premiums benefited $7 million as a result of the adjustment to written premiums (as discussed on page 41 of the MD&A).

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net earned premiums decreased $94 million for the third quarter of 2001 as compared with the same period in 2000 due to the reasons noted above.

Net operating income for the nine months ended September 30, 2001 decreased $579 million. The after-tax impact, net of the related corporate aggregate reinsurance treaty benefit, of the second quarter of 2001 reserve strengthening on Risk Management was $575 million, including $322 million for asbestos, environmental pollution and other mass tort claims. The remaining reserve strengthening related primarily to adverse experience in liability coverages and retrospective premium accruals. The change in estimate was driven by adverse indications in loss reserve and retrospective premium studies. In addition to the impact of the reserve strengthening, the after-tax estimated impact of the WTC catastrophe was $39 million, net of the benefit of the corporate aggregate reinsurance treaties. These losses were offset by an after-tax benefit of $35 million related to corporate aggregate reinsurance treaties on Core operations. Apart from those charges, net operating income was flat for the first nine months of 2001 as compared with the prior year due to lower net catastrophes of $10 million after-tax, excluding the WTC catastrophe, and higher adverse development recorded in 2000, partially offset by a $13 million decrease in limited partnership income and increased dividends of $12 million.

The adjusted combined ratio decreased 5.5 points to 118.2% for the nine months ended September 30, 2001 as compared with the same period in 2000 and the adjusted underwriting results improved by $30 million. This change is primarily due to a decrease in the loss ratio of 8.7 points primarily as a result of $16 million, or 3.7 points, of lower non-WTC catastrophes in the nine months ended September 30, 2001 as compared with the same period in the prior year and improvement in the casualty business, partially offset by increases in the adjusted loss ratio in workers’ compensation. Partially offsetting the improved loss ratio, was an increase in the dividend ratio due to adverse development in dividend reserves recorded in 2001.

Net written premiums for Risk Management decreased $254 million for the first nine months of 2001 as compared with the same period in 2000 as a result of $232 million of ceded premiums related to the corporate aggregate reinsurance treaties, a change in estimate for involuntary market premium accruals and a continued focus on re-underwriting the book of business. Net earned premiums decreased $542 million for the first nine months of 2001 as compared with the same period in 2000 attributable to $265 million in adverse experience in retrospective premium accruals recorded in the second quarter reserve strengthening as well as the declines noted above. The change in estimate related to retrospective premium receivables was based upon the Company’s completion of comprehensive studies of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. The studies included the review of all such retrospectively rated insurance policies and the current estimate of ultimate losses.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Group Operations

Operating Results
	Three Months		Nine Months

Period ended September 30 (In millions)	2001	2000	2001	2000

Net earned premiums	$931	$947	$2,579	$2,708
Net operating (loss) income	(35)	14	(4)	40

Net earned premiums for Group Operations decreased $16 million, or 2%, to $931 million for the third quarter of 2001 as compared with the same period in 2000. Net earned premiums declined $66 million as a result of the sale of the Life Reinsurance business (Life Reinsurance) on December 31, 2000 and $39 million in the group reinsurance line of business primarily as a result of terminating unprofitable contracts with independent underwriting agencies that occurred in 2000. See Note L of the Condensed Consolidated Financial Statements for a discussion of the Life Reinsurance transaction. These declines were partially offset by increases of $78 million in Federal Markets, mainly due to the mailhandlers health benefit plan, and growth of $11 million in Group Benefits, particularly in the disability lines.

Net operating income decreased by $49 million to a loss of $35 million in the third quarter of 2001 as compared with income of $14 million for the same period in 2000. This decrease is primarily a result of after-tax losses related to the estimated WTC catastrophe of $39 million in the Group Benefits line of business and $13 million in group reinsurance. Net operating income also decreased due to the loss of income resulting from the sale of Life Reinsurance of $4 million and a decline of $4 million in limited partnership income in 2001. Partially offsetting these declines were improvements resulting from exiting unprofitable lines of business in 2000 and increased net investment income overall.

Net earned premiums for Group Operations decreased $129 million, or 5%, to $2,579 million for the nine months ended September 30, 2001 as compared with the same period in 2000. Net earned premiums declined $172 million as a result of the sale of Life Reinsurance and $121 million in the group reinsurance line of business primarily as a result of terminating unprofitable contracts with independent underwriting agencies in 2000. These declines were partially offset by increases in Federal Markets of $114 million and in Group Benefits of $50 million, particularly in the disability and group long term care lines of business.

Net operating income decreased by $44 million to a loss of $4 million for the first nine months of 2001 as compared with the same period in 2000. This decrease is related primarily to losses as a result of the estimated WTC catastrophe in the third quarter as discussed above. Net operating income also declined $15 million as a result of the sale of Life Reinsurance and $10 million due to a decline in limited partnership income. Partially offsetting these declines were improved group long term care results.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Life Operations

Operating Results
	Three Months		Nine Months

Period ended September 30 (In millions)	2001	2000	2001	2000

Sales volume*	$663	$698	$2,286	$2,382
Net earned premiums	248	236	740	674
Net operating income	4	49	73	140
Net operating income excluding restructuring	4	49	84	140

*Sales volume is a cash-based measure that includes premiums and annuity considerations, investment contract deposits and other sales activities that are not reported as premiums under accounting principles generally accepted in the United States of America (GAAP).

Sales volume for Life Operations decreased $35 million to $663 million for the third quarter of 2001 as compared with the same period in 2000. Sales volume decreased as a result of a decline in the sale of variable annuities, exiting the viatical line of business and declines in the Chile annuity business. Net earned premiums increased $12 million, or 5%, to $248 million for the third quarter of 2001 as compared with the same period in 2000. This improvement is primarily attributable to improved sales of structured settlement annuities and Long Term Care products, partially offset by declines in the Chile annuity business.

Net operating income decreased by $45 million to $4 million for the third quarter of 2001 as compared with the same period in 2000. This decrease is related to the after-tax losses for the estimated WTC catastrophe of $14 million, lower investment performance in the Index 500 product sold to institutions, decreased net investment income primarily due to a $5 million decline in limited partnership income, and higher mortality experience in the Universal Life business.

Sales volume for Life Operations decreased by $96 million to $2,286 million for the nine months ended September 30, 2001 as compared with the same period in 2000. This decline was driven primarily by declines in the sales of variable annuities and as a result of exiting the viatical line of business. These declines were partially offset by increased renewals and increased new sales in Long Term Care products. Net earned premiums increased $66 million, or 10%, to $740 million for the nine months ended September 30, 2001 as compared with the same period in 2000. This improvement is primarily attributable to improved sales of structured settlement annuities and Long Term Care products, partially offset by declines in the Chile annuity business.

Excluding restructuring charges, net operating income decreased by $56 million to $84 million for the nine months ended September 30, 2001 as compared with the same period in 2000. This decrease relates primarily to decreased net investment income primarily due to a $17 million decline in limited partnership income and losses related to the estimated WTC catastrophe of $14 million. In addition, net operating income decreased as a result of lower investment yields in Long Term Care products and lower investment performance in the Index 500 product.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Corporate and Other

Net operating losses remained flat at $49 million and $165 million for the third quarter and first nine months of 2001 as compared with the same periods of 2000.

Included in the nine months ended September 30, 2001 was $23 million in restructuring and other related charges. See Note K to the Condensed Consolidated Financial Statements for a discussion of Restructuring and Other Related Charges.

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

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2000 or the first nine months of 2001, and it is unclear what positions Congress or the administration and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA’s results of operations and/or financial position.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

As of September 30, 2001 and December 31, 2000, CNA carried approximately $649 million and $347 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. There was no environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended September 30, 2001. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended September 30, 2000 amounted to $15 million. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the nine months ended September 30, 2001 and 2000 amounted to $453 million and $36 million. The Company made environmental pollution-related claim payments and other mass tort-related claim payments of $135 million and $153 million in calendar year 2000 and the nine months ended September 30, 2001 respectively, net of reinsurance.

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

As of September 30, 2001 and December 31, 2000, CNA carried approximately $1,233 million and $603 million of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos net claim and claim adjustment expense reserve development for the three months ended September 30, 2001. Unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended September 30, 2000 amounted to $12 million. Unfavorable asbestos net claim and claim adjustment expense reserve development for the nine months ended September 30, 2001 and 2000 amounted to $769 million and $43 million. The Company made asbestos-related claim payments of $126 million and $78 million in calendar year 2000 and the nine months ended September 30, 2001 respectively, net of reinsurance, excluding payments made in connection with the 1993 settlement of litigation related to Fibreboard Corporation. CNA has attempted to manage its asbestos exposures by aggressively resolving old accounts.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Investments

The components of net investment income for the three and nine months ended September 30, 2001 and 2000 are presented in the following table.

Net Investment Income
	Three Months		Nine Months

Period ended September 30 (In millions)	2001	2000	2001	2000

Fixed maturity securities:
Bonds:
Taxable	$445	$391	$1,270	$1141
Tax-exempt	24	52	86	168
Limited Partnerships	20	100	52	258
Short-term investments	34	61	113	152
Other, including interest and funds withheld and other deposits	(48)	8	(89)	49

Gross Investment Income	475	612	1,432	1,768
Investment expense	(18)	(11)	(47)	(37)

Net investment income	$457	$601	$1,385	$1,731

During the first quarter of 2001, the Company reclassified equity method income from limited partnership investments. This income was previously classified in realized investment gains, net of participating policyholders’ and minority interests. Effective in 2001, equity method income from limited partnership investments is classified in net investment income and amounts in 2000 have been reclassified to conform to the new presentation. Income from limited partnership investments decreased $80 million and $206 million for the three and nine month periods ended September 30, 2001 as compared with the same periods in 2000. During the three and nine month periods ended September 30, 2000 market conditions allowed for very favorable investment results relative to the investment strategies of certain limited partnerships held. In addition, certain partnerships that were very successful during year 2000 have been dissolved and are no longer held. Investment results for the same periods in 2001 were, in general, less than expected.

Also during the first quarter of 2001, the Company reclassified interest on funds withheld and other deposits. This expense was previously classified in other operating expenses and is now classified in net investment income. Interest on funds withheld and other deposits was $84 million and $28 million for the third quarter of 2001 and 2000. Interest on funds withheld and other deposits was $206 million and $64 million for the nine months ended September 30, 2001 and 2000.

The Company experienced lower net investment income for both the three and nine months ended September 30, 2001 as compared with the same period in 2000 due primarily to decreases in limited partnership income as well as an increase in interest on funds withheld and other deposits. The bond segment of the investment portfolio yielded 6.4% in the first nine months of 2001 as compared with 6.5% during the same period in 2000.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The components of net realized investment gains for the three and nine months ended September 30, 2001 and 2000 are presented in the following table.

Net Realized Investment Gains
	Three Months		Nine Months

Period ended September 30 (In millions)	2001	2000	2001	2000

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$49	$24	$156	$21
Corporate and other taxable bonds	(73)	(21)	(79)	(68)
Tax-exempt bonds	7	22	45	(25)
Asset-backed bonds	—	(7)	55	(65)
Redeemable Preferred Stock	—	—	(21)	(3)

Total fixed maturity securities	(17)	18	156	(140)
Equity securities	39	612	1,126	987
Derivative securities	(29)	(8)	(26)	13
Other assets	10	(13)	(304)	50

Total realized investment gains	3	609	952	910
Allocated to participating policyholders and minority interest	(2)	(3)	(12)	—
Income tax expense	(1)	(212)	(390)	(319)

Net realized investment gains	$—	$394	$550	$591

Net realized investment gains decreased $394 million for the third quarter of 2001 compared with the same period in 2000. This change is primarily a result of realized gains in the third quarter of 2000 for the sale of Global Crossing Ltd. common stock (Global Crossing) of $149 million (this position was entirely sold as of the second quarter of 2001) and Canary Wharf Group plc common stock (Canary Wharf) of $192 million.

Net realized investment gains decreased $41 million for the nine months ended September 30, 2001 as compared with the same period in 2000. This decrease is primarily a result of the estimated losses recorded for the planned dispositions of the United Kingdom subsidiaries of CNA Re described in more detail below as well as decreases in after-tax gains from the sale of Canary Wharf of $34 million for the first nine months of 2001 as compared with $233 million in the same period of 2000. These declines were partially offset by after-tax gains from the sale of Global Crossing and its related hedge of $647 million in the first nine months of 2001 as compared with $315 million in the same period of 2000 as well as gains of $58 million, as adjusted, resulting from the sale of a New York real estate property and gains from the sale of fixed maturity security investments in the first quarter of 2001.

The Company is attempting to sell certain subsidiaries and expects the sales to be completed in early 2002. The assets being held for disposition include the United Kingdom subsidiaries of CNA Re and certain other subsidiaries. The Company anticipates that it will realize losses in connection with those sales. In determining the anticipated loss from these sales, the Company estimated sales proceeds, transactional costs, lease termination costs, employee related costs and the cost of certain reinsurance transactions. The sale of the United Kingdom insurance subsidiary will be subject to regulatory approval. During the second quarter of 2001, an estimated after-tax realized loss of $320 million was recorded in connection with these planned dispositions.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The estimated after-tax realized loss recorded in connection with the planned disposition of certain subsidiaries by segment was as follows:

For the period ended September 30, 2001	Nine Months

(In millions)

Agency Market Operations	$17
CNA Re	285
Global Operations	18

Total	$320

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following table presents the carrying values of the Company’s investments at September 30, 2001 and December 31, 2000, and the change in unrealized gains (losses) of those securities included in other comprehensive income for the nine months ended September 30, 2001.

			Nine Months Ended
			September 30, 2001
			Change in
			Unrealized
General Account Investments	September 30,	December 31,	Gains
	2001	2000	(Losses)

(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$5,678	$5,298	$84
Asset-backed securities	8,197	7,623	182
Tax-exempt securities	2,229	3,349	(45)
Taxable securities	12,428	10,328	307
Redeemable preferred stock	46	54	—

Total fixed maturity securities	28,578	26,652	528

Equity securities:
Common stock	1,101	2,216	(1,223)
Non-redeemable preferred stock	319	196	(13)

Total equity securities	1,420	2,412	(1,236)
Short-term investments	4,788	4,723	(10)
Other investments	1,594	1,335	—

Total investments	$36,380	$35,122	(718)

Separate account business and other			105

Change in unrealized gains (losses) reported in other comprehensive income			$(613)

The Company’s general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

Investments in the general account, excluding $89 million of net unrealized losses related to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and the Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS 133), as of January 1, 2001, had a total net unrealized gain of $681 million at September 30, 2001 compared with $1,310 million at December 31, 2000. The unrealized position at September 30, 2001 was composed of a net unrealized gain of $629 million for fixed maturities, and an unrealized gain of $61 million for equity securities, and a net unrealized loss of $9 million for short-term investments.

The Company’s investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 91% and 93% of which were rated as investment grade at September 30, 2001 and December 31, 2000. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

General Account Bond Ratings
	September 30,		December 31,
	2001	%	2000	%

(In millions)

U.S. Government and affiliated agency securities	$6,389	22%	$8,689	32%
Other AAA rated	9,573	34	7,120	27
AA and A rated	6,056	21	5,954	22
BBB rated	4,053	14	3,066	12
Below investment-grade	2,461	9	1,769	7

Total	$28,532	100%	$26,598	100%

At September 30, 2001 and December 31, 2000, approximately 97% and 98% of the general account portfolio were U.S. Government agencies or were rated by Standard & Poor’s (S&P) or Moody’s Investors Service. The remaining bonds were rated by other rating agencies, outside brokers or Company management.

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

Included in CNA’s general account fixed maturity securities at September 30, 2001 are $8,197 million of asset-backed securities, at fair value, consisting of approximately 61% in collateralized mortgage obligations (CMOs), 15% in U.S. government agency issued pass-through certificates, 15% in corporate asset-backed obligations and 9% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

Short-term investments at September 30, 2001 and December 31, 2000 primarily consisted of commercial paper and money market funds. The carrying value of the components of the general account short-term investment portfolio are presented in the following table.

Short-term investments
	September 30,	December 31,
	2001	2000

(In millions)

Commercial paper	$2,234	$3,291
U.S. Treasury securities	162	383
Money Market funds	2,086	620
Other	306	429

Total short-term investments	$4,788	$4,723

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

Market Risk

Market risk is a broad term related to changes in the fair value of a financial instrument. Discussions herein regarding market risk focus on only one element of market risk — price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index or price underlying the financial instrument. The Company’s primary market risk exposures are due to changes in interest rates, although the Company has certain exposures to changes in equity prices and foreign currency exchange rates. The fair value of the financial instruments is adversely affected when interest rates rise, equity markets decline and the dollar strengthens against foreign currency.

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

Sensitivity Analysis

CNA monitors its sensitivity to interest rate risk by evaluating the change in the value of financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the Company’s market value at risk and the resulting effect on stockholders’ equity. The analysis presents the sensitivity of the market value of the Company’s financial instruments to selected changes in market rates and prices. The range of change chosen reflects the Company’s view of changes that are reasonably possible over a one-year period. The selection of the range of values chosen to represent changes in interest rates should not be construed as the Company’s prediction of future market events, but rather an illustration of the impact of such events.

The sensitivity analysis estimates the decline in the market value of the Company’s interest sensitive assets and liabilities that were held on September 30, 2001 and December 31, 2000 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at September 30, 2001 and December 31, 2000, with all other variables held constant.

Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S & P 500 Index (Index) from its level at September 30, 2001 and December 31, 2000 with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At September 30, 2001, a 10% and 25% decrease in the Index would result in a $391 million and $977 million decrease compared to $457 million and $1,042 million decrease at December 31, 2000, in the market rate of the Company’s equity investments.

Of these amounts, under the 10% and 25% scenarios, $140 million and $350 million at September 30, 2001 and $167 million and $418 million at December 31, 2000 pertained to decreases in the market value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the market value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following tables present the estimated effects on the market value of the Company’s financial instruments at September 30, 2001 and December 31, 2000, due to an increase in interest rates of 100 basis points, a decline of 10% in foreign currency exchange rates and a 10% decline in the Index.

		Increase (Decrease)
Market Risk Scenario 1
September 30, 2001	Market	Interest	Currency	Equity
	Value	Rate Risk	Risk	Risk

(In millions)

Held for Other Than Trading Purposes:
General Account:
Fixed maturity securities	$28,578	$(1,342)	$(66)	$(59)
Equity securities	1,420	—	(27)	(137)
Short-term investments	4,788	(1)	(1)	(1)
Limited partnerships	1,344	53	—	(55)
Other invested assets	252	—	—	—
Interest rate caps	1	1	—	—
Interest rate swaps	(1)	3	—	—
Other derivative securities	(2)	—	19	1

Total general account	36,380	(1,286)	(75)	(251)

Separate accounts:
Fixed maturity securities	2,096	(116)	—	—
Equity securities	145	—	—	(14)
Short-term investments	162	—	—	—
Other invested assets	456	—	—	(46)

Total separate accounts	2,859	(116)	—	(60)

Total all securities held for other than trading purposes	39,239	(1,402)	(75)	(311)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	234	(4)	—	(2)
Equity securities	9	—	—	(1)
Short-term investments	198	—	—	—
Limited partnerships	374	—	—	(3)
Equity indexed futures	—	2	—	(74)
Other derivative securities	(1)	2	—	—

Total all securities held for trading purposes	814	—	—	(80)

Total all securities	$40,053	$(1,402)	$(75)	$(391)

Debt (carrying value)	$2,084	$(98)	$—	$—

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

		Increase (Decrease)
Market Risk Scenario 1
December 31, 2000	Market	Interest	Currency	Equity
	Value	Rate Risk	Risk	Risk

(In millions)

Held for Other Than Trading Purposes:
General Account:
Fixed maturity securities	$26,652	$(1,428)	$(213)	$(22)
Equity securities	2,412	—	(44)	(223)
Short-term investments	4,723	(4)	(18)	—
Limited partnerships	1,092	43	—	(45)
Other invested assets	241	—	—	—
Interest rate caps	1	1	—	—
Other derivative securities	1	1	(4)	—

Total general account	35,122	(1,387)	(279)	(290)

Separate accounts:
Fixed maturity securities	2,293	(118)	(7)	—
Equity securities	212	—	(1)	(21)
Short-term investments	150	—	—	—
Other invested assets	444	—	—	(44)

Total separate accounts	3,099	(118)	(8)	(65)

Total all securities held for other than trading purposes	38,221	(1,505)	(287)	(355)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	410	(19)	(4)	(1)
Equity securities	3	—	—	—
Short-term investments	230	—	—	—
Limited partnerships	404	—	—	(3)
Equity indexed futures	—	2	—	(98)
Other derivative securities	1	(6)	—	—

Total all securities held for trading purposes	1,048	(23)	(4)	(102)

Total all securities	$39,269	$(1,528)	$(291)	$(457)

Debt (carrying value)	$2,729	$(114)	$—	$—

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following tables present the estimated effects on the market value of the Company’s financial instruments at September 30, 2001 and December 31, 2000, due to an increase in interest rates of 150 basis points, a decline of 20% in foreign currency exchange rates and a 25% decline in the Index.

		Increase (Decrease)
Market Risk Scenario 2
September 30, 2001	Market	Interest	Currency	Equity
	Value	Rate Risk	Risk	Risk

(In millions)

Held for Other Than Trading Purposes:
General Account:
Fixed maturity securities	$28,578	$(1,996)	$(131)	$(147)
Equity securities	1,420	—	(55)	(343)
Short-term investments	4,788	(2)	(3)	(1)
Limited partnerships	1,344	79	—	(138)
Other invested assets	252	—	—	—
Interest rate caps	1	2	—	—
Interest rate swaps	(1)	4	—	—
Other derivative securities	(2)	—	38	2

Total general account	36,380	(1,913)	(151)	(627)

Separate accounts:
Fixed maturity securities	2,096	(169)	—	—
Equity securities	145	—	—	(36)
Short-term investments	162	—	—	—
Other invested assets	456	—	—	(115)

Total separate accounts	2,859	(169)	—	(151)

Total all securities held for other than trading purposes	39,239	(2,082)	(151)	(778)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	234	(5)	—	(5)
Equity securities	9	—	—	(2)
Short-term investments	198	—	—	(1)
Limited partnerships	374	—	—	(6)
Equity indexed futures	—	3	—	(185)
Other derivative securities	(1)	3	—	—

Total all securities held for trading purposes	814	1	—	(199)

Total all securities	$40,053	$(2,081)	$(151)	$(977)

Debt (carrying value)	$2,084	$(143)	$—	$—

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

		Increase (Decrease)
Market Risk Scenario 2
December 31, 2000	Market	Interest	Currency	Equity
	Value	Rate Risk	Risk	Risk

(In millions)

Held for Other Than Trading Purposes:
General Account:
Fixed maturity securities	$26,652	$(2,180)	$(427)	$(56)
Equity securities	2,412	—	(88)	(456)
Short-term investments	4,723	(6)	(36)	—
Limited partnerships	1,092	65	—	(112)
Other invested assets	241	—	—	—
Interest rate caps	1	2	—	—
Interest rate swaps	—	(1)	—	—
Other derivative securities	1	1	(7)	—

Total general account	35,122	(2,119)	(558)	(624)

Separate accounts:
Fixed maturity securities	2,293	(171)	(15)	—
Equity securities	212	—	(1)	(53)
Short-term investments	150	—	—	—
Other invested assets	444	—	—	(111)

Total separate accounts	3,099	(171)	(16)	(164)

Total all securities held for other than trading purposes	38,221	(2,290)	(574)	(788)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	410	(28)	(7)	(1)
Equity securities	3	—	—	(1)
Short-term investments	230	—	—	—
Limited partnerships	404	—	—	(7)
Equity indexed futures	—	3	—	(245)
Other derivative securities	1	(9)	—	—

Total all securities held for trading purposes	1,048	(34)	(7)	(254)

Total all securities	$39,269	$(2,324)	$(581)	$(1,042)

Debt (carrying value)	$2,729	$(166)	$—	$—

Liquidity and Capital Resources

The principal operating cash flow sources of CNA’s property-casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the nine months ended September 30, 2001, net cash used in operating activities was $767 million as compared with $896 million for the same period in 2000. The improvement related primarily to decreased paid claim and claim adjustment expenses, partially offset by increased payments of income taxes.

For the nine months ended September 30, 2001, net cash inflows from investing activities was $408 million as compared with $1,312 million for the same period in 2000. Cash flows from investing activities were principally related to increased net purchases of invested assets related to investing $1 billion of proceeds from the rights offering completed in the third quarter of 2001.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments. For the nine months ended September 30, 2001, net cash provided from financing activities was $317 million as compared with $395 million used for the same period in 2000. CNA completed a common stock rights offering on September 26, 2001, successfully raising $1 billion (40.3 million shares sold at $25 per share). Loews purchased 38.3 million shares issued in connection with the rights offering for $957 million, and an additional 0.3 million shares in the third quarter of 2001 subsequent to the rights offering, increasing its ownership percentage of CNA to 88.6%. Partially offsetting this cash inflow were reductions to the Company’s commercial paper borrowings of $610 million.

Effective January 30, 2001, the Company sold the 180 Maiden Lane, New York, facility. The sale of this property provided additional liquidity to the Company with net sale proceeds of $277 million.

The Company is closely managing the cash flows related to claims and reinsurance recoverables from the WTC catastrophe. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. The Company does not anticipate any liquidity problems resulting from these payments. As of November 2, 2001, the Company has paid $107 million in claims.

CNA’s estimated gross losses for the WTC catastrophe is $1,648 million pretax ($1,071 million after-tax). Approximately 41%, 40% and 17% of the reinsurance recoverables on the estimated losses related to the WTC catastrophe are from companies with Standard & Poor’s ratings of AAA, AA or A, respectively.

As of April 30, 2001, CNAF replaced its $750 million revolving credit facility (the Prior Facility) with a new $500 million revolving credit facility (the New Facility). No loans were outstanding under either the Prior Facility or the New Facility at any time during 2001. The Prior Facility was scheduled to expire on May 10, 2001. The New Facility is split into two parts, a $250 million component with a 364-day expiration date (with an option by CNAF to turn this part of the New Facility into a one-year term loan) and a $250 million component with a 3-year expiration date. The Company pays a facility fee, which varies based on the long-term debt ratings of the Company, to the lenders of the New Facility for having funds available for loans under both components of the New Facility. On October 10, 2001, S&P lowered the Company’s long-term debt rating from BBB to BBB-. As a result of this action, the facility fee on the 364-day component increased from 12.5 basis points to 15 basis points and the facility fee on the 3-year component increased from 15 basis points to 17.5 basis points. If the Company’s Moody’s debt rating declines two levels from the current level, the facility fee goes to 20 basis points on the 364-day component and to 25 basis points on the 3-year component. The facility is subject to certain restrictive covenants.

In addition to the facility fees, if the Company borrows under the New Facility, the Company at its current debt ratings will pay an interest rate on outstanding loans equal to the London Interbank Offering Rate (LIBOR) plus 60 basis points for the 364-day component and LIBOR plus 57.5 basis points for the 3-year component. If the Company’s Moody’s debt rating is lowered two levels from the current level, the Company will pay an interest rate on the outstanding loans equal to the LIBOR plus 80 basis points for the 364-day component and LIBOR plus 75 basis points for the 3-year component.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

If the Company has outstanding loans equaling more than 50% of the amounts available under the New Facility, the Company also will pay a utilization fee of 12.5 basis points on such loans.

The New Facility is used for general corporate purposes including support for the commercial paper program, which currently has $17 million of loans outstanding. There are currently no bank loans drawn under the facility.

Following the announcement of second quarter 2001 earnings, the Company’s commercial paper rating was placed under review by S&P. During the review period, the Company through an affiliated company held varying amounts of its commercial paper with the intent to put it back into the market after the review was completed. On October 10, 2001 S&P lowered the Company’s commercial paper rating from A2 to A3, and maintained the CreditWatch Negative status.

The commercial paper rating downgrade, the impacts of the WTC catastrophe, and an overall decline in the market will make it difficult, if not impossible, to reissue the commercial paper currently held by CCC. Management intends to seek alternative financing to replace the Company’s commercial paper. The Company expects to finalize a refinancing plan in the fourth quarter. The financing costs on any new securities issued under this plan likely will have a higher cost than the commercial paper program being replaced. As of September 30, 2001, the Company through its affiliates held $383 million of its commercial paper.

The table below reflects ratings issued by A.M. Best, S&P, Moody’s and Fitch as of October 10, 2001 for the CCC Pool, the Continental Insurance Company (CIC) Pool and the Continental Assurance Company (CAC) Pool. Also rated were CNAF’s senior debt and commercial paper and The Continental Corporation’s (Continental) senior debt.

Debt Ratings

	Insurance Ratings			CNAF
Continental
	CCC Pool	CAC Pool	CIC Pool	Senior	Commercial	Senior
	Financial Strength			Debt	Paper	Debt

A.M. Best	A	A	A	BBB	AMB-2	BBB-
Fitch	A (UR)	AA-	NR	BBB	NR	NR
Moody’s	A2 (UR)	A2*	A3	Baa1 (UR)	P2	Baa2 (UR)
S&P	A- (CWN)	A+ (CWN)	A- (CWN)	BBB- (CWN)	A3 (CWN)	BBB- (CWN)

UR = Under Review; CWN = CreditWatch Negative

*     CAC and Valley Forge Life Insurance Company (VFL) are rated separately by Moody’s and both have an A2 rating.

Each of the four rating agencies, A.M. Best, S&P, Moody’s and Fitch, have undertaken reviews of all rated insurance industry companies following the September 11, 2001 WTC catastrophe.

A.M. Best affirmed the ratings of the CCC, CAC, and CIC pools at “A”. S&P lowered the CCC and CAC Pool ratings to “A-” and “A+” following their analysis of the impact of the second quarter reserve adjustment. CNAF’s senior debt and commercial paper ratings were also lowered to BBB- and A3. S&P has maintained the CreditWatch Negative status for all CNA ratings pending their review of the impact of the WTC catastrophe. Moody’s has reaffirmed the ratings of CIC, CAC and commercial paper. As a result of the WTC catastrophe and second quarter reserve adjustment, CCC and the senior debt ratings remain under review. Management anticipates a decision on CCC’s ratings to be made by Moody’s within 4-6 weeks. Fitch affirmed the rating of CAC and placed CCC under review.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

On August 27, 2001, A.M. Best lowered the rating of CNA Re UK from “A-” to “B+” and changed the status to under review with developing implications. A.M. Best stated that the rating action follows uncertainty surrounding the future ownership and operating status of the company.

Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

Accounting Pronouncements

In the first quarter of 2001, the Company adopted the SFAS 133. The Company’s initial adoption of SFAS 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS 133 resulted in an after-tax decrease to first quarter 2001 earnings of $61 million. Of this transition amount, approximately $58 million related to investments and investment-related derivatives. Because the Company already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $58 million to stockholders’ equity (accumulated other comprehensive income). The remainder of the transition adjustment is attributable to collateralized debt obligation products that are derivatives under SFAS 133. See Note D for a complete discussion of the Company’s adoption of these accounting pronouncements.

Effective January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles (Codification) for preparing its statutory-basis financial statements. Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which CNAF’s insurance subsidiaries conduct business required adoption of Codification (with certain modifications). The Company’s adoption of Codification, as modified, resulted in an increase in statutory capital and surplus of $24 million, which primarily relates to deferred tax assets, partially offset by insurance-related assessments and pension-related liabilities.

Additionally, CNA’s property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates. This change was made in conjunction with changes required by Codification related to the recording of written premiums. The effect of this change was to reduce net written premiums by $87 million for the nine months ended September 30, 2001. This change has no impact on net earned premiums or net income.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and indefinite-lived intangible assets, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142, which for CNA will be January 1, 2002. The Company is in the process of quantifying the impact this new standard will have on its operations and intangible assets. Amortization of goodwill and intangible assets amounted to $4 million and $15 million for the three months and nine months ended September 30, 2001 and $6 million and $16 million for the three months and nine months ended September 30, 2000.

In October of 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of this statement are effective for CNA beginning January 1, 2002. The Company is in the process of quantifying the impact this new standard will have on its operations and financial position.

FORWARD LOOKING STATEMENTS

This quarterly report includes a number of statements which relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as “believes”, “expects”, “intends”, “anticipates”, “estimates”, and similar expressions. Forward-looking statements in this quarterly report include expected losses in the Company’s insurance business, including losses for asbestos, environmental pollution and other mass tort claims; the Company’s expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company’s restructuring activities; and expected proceeds and terms of, and other matters concerning, the Company’s planned disposition of its U.K. reinsurance business. Forward-looking statements, by their nature, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from the results expected in the forward-looking statement. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

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

CNA FINANCIAL CORPORATION
Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K:

On September 13, 2001, CNA Financial Corporation filed a report on Form 8-K to announce it is extending the expiration date for its pending rights offering.

On September 14, 2001, CNA Financial Corporation filed a report on Form 8-K related to its announcement of the Company’s loss exposure relating to the September 11, 2001, attack on the World Trade Center in New York City and further extending the expiration date for its rights offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNA FINANCIAL CORPORATION

Date:	November 9, 2001	By: /s/ ROBERT V. DEUTSCH Robert V. Deutsch Executive Vice President and Chief Financial Officer