Form 10-K405
period 2001-12-31
CNA FINANCIAL CORP
filed 2002-03-08
CIK 21175

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2001         Commission File Number 1-5823

CNA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-6169860 (I.R.S. Employer Identification No.)

CNA Plaza Chicago, Illinois (Address of principal executive offices)	60685 (Zip Code)

(312) 822-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	New York Stock Exchange
with a par value	Chicago Stock Exchange
of $2.50 per share	Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes No....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S—K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10—K or any amendment to this Form 10—K.

    As of March 1, 2002, 223,596,861 shares of common stock were outstanding and the aggregate market value of the common stock of CNA Financial Corporation held by non—affiliates was approximately $735 million.

DOCUMENTS INCORPORATED
BY REFERENCE:

    Portions of the CNA Financial Corporation 2001 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

    Portions of the CNA Financial Corporation Proxy Statement prepared for the 2002 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS

CNA Financial Corporation (CNAF or the Company) was incorporated in 1967 and is an insurance holding company whose primary subsidiaries consist of property-casualty and life insurance companies. Collectively CNAF and its subsidiaries are referred to as CNA. CNA’s property-casualty insurance operations are conducted by Continental Casualty Company (CCC), incorporated in 1897, and its affiliates, and The Continental Insurance Company (CIC), organized in 1853, and its affiliates. Life insurance operations are conducted by Continental Assurance Company (CAC), incorporated in 1911, and its affiliates and CNA Group Life Assurance Company (CNAGLAC), incorporated in 2000. CIC became an affiliate of the Company in 1995 as a result of the acquisition of The Continental Corporation (Continental). The principal business of Continental is the ownership of a group of property-casualty insurance companies.

CNA serves a wide variety of customers, including small, medium and large businesses; insurance companies; associations; professionals; and groups and individuals with a broad range of insurance and risk management products and services.

Insurance products include property and casualty coverages; life, accident and health insurance; retirement products and annuities; and property-casualty and group reinsurance. CNA services include risk management, information services, healthcare claims management, claims administration and employee leasing/payroll processing. CNA products and services are marketed through independent agents, brokers, managing general agents and direct sales. CNA’s principal market is the United States with a continued focus on expanding globally in limited markets to serve those with growing worldwide interests, as well as adding value in international market niches.

CNA conducts its operations through five operating segments: Standard Lines, Specialty Lines, CNA Re, Group Operations and Life Operations. These segments are managed separately because of differences in their product lines. In addition to these five operating segments, certain other activities are managed and reported in the Corporate and Other segment. Discussions of each segment including the products offered, the customers served and the distribution channels used are set forth in the Management’s Discussion and Analysis section of the 2001 Annual Report to Shareholders, incorporated by reference in Item 7, herein.

Competition

CNA competes with a large number of stock and mutual insurance and reinsurance companies and other entities for both producers and customers, and must continuously allocate resources to refine and improve its insurance and reinsurance products and services.

There are approximately 2,450 individual companies that sell property-casualty insurance in the United States. CNAF’s consolidated property-casualty subsidiaries ranked as the ninth largest property-casualty insurance organization in the United States based upon 2000 statutory net written premiums. CNA Re ranked as the 14th largest property-casualty reinsurance organization in the United States, based upon 2000 statutory net written premiums, which are significantly higher than net written premiums in 2001.

There are approximately 1,010 companies selling life insurance in the United States. CNA’s consolidated life insurance companies are ranked as the 40th largest life-health insurance organization in the United States, based on 2000 statutory net written premiums.

Due to the industry losses from the September 11, 2001 World Trade Center and related events (WTC event), the commercial property-casualty markets have experienced favorable rate increases. Since the WTC event, market conditions are allowing direct commercial insurers to realize significant rate increases.

The reinsurance markets are experiencing rate increases, however, not to the extent experienced by the direct commercial markets.

Dividends by Insurance Subsidiaries

The payment of dividends to CNAF by its insurance subsidiaries without prior approval of the affiliates’ domiciliary state insurance commissioners is limited by formula. This formula varies by state. The formula used by the majority of the states provides that the greater of 10% of prior year statutory surplus or prior year statutory net income, less the aggregate of all dividends paid during the 12 months prior to date of payment, is available to be paid as a dividend to the parent company.

Dividends from the CCC Pool are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains (which under statutory accounting includes cumulative earnings of CCC’s subsidiaries) from unassigned surplus. As of December 31, 2001, CCC is in a negative earned surplus position. In February  2002, the Department approved an extraordinary dividend in the amount of $117 million to be used to fund CNAF’s 2002 debt service requirements. Until CCC is in a positive earned surplus position, all dividends require prior approval from the Department.

In addition, by agreement with the New Hampshire Insurance Department, as well as certain other state insurance departments, dividend payments for the CIC Pool are restricted to internal and external debt service requirements through September 2003 up to a maximum of $85 million annually, without the prior approval of the New Hampshire Insurance Department.

Regulation

The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports and regulating solvency and the type and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer or payments.

Insurers are also required by the states to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. CNA’s share of these involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each state.

Insurance companies are subject to state guaranty fund and other insurance-related assessments. Guaranty fund and other insurance-related assessments are levied by the state departments of insurance to cover claims of insolvent insurers.

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

Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance business in a variety of ways. These initiatives and legislation include tort reform proposals; proposals to overhaul the Superfund hazardous waste removal and liability statutes and various tax proposals affecting insurance companies. In 1999 Congress passed the Financial Services Modernization or “Gramm-Leach-Bliley” Act (GLB Act), which repealed portions of the Glass-Steagall Act and enabled closer relationships between banks and insurers. Although “functional regulation” was preserved by the GLB Act for state oversight of insurance, additional financial services modernization legislation could include provisions for an alternate federal system of regulation for insurance companies.

CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners (NAIC) to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, that are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2001 and 2000, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

CNA Re’s principal United Kingdom operations are contained in CNA Reinsurance Company Ltd. The statutory surplus of CNA Reinsurance Company Ltd. is below the required regulatory minimum surplus level at December 31, 2001.

Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate.

Reinsurance

Information on CNA’s reinsurance activities is set forth in Note H of the Consolidated Financial Statements of the 2001 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

Employee Relations

As of December 31, 2001, CNA had approximately 17,274 full-time equivalent (FTE) employees and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes. During 2001, CNA announced two restructuring plans, which include FTE reductions of approximately 2,100 positions.

CNA has comprehensive benefit plans for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs and group healthcare programs. See Note J of the Consolidated Financial Statements of the 2001 Annual Report to Shareholders for further discussion, incorporated by reference in Item 8, herein.

Government Contracts

CNA’s premium revenue includes premiums under group life and health insurance contracts involving U.S. government employees and their dependents. Such premiums were approximately $2.2 billion, $2.1 billion and $2.1 billion in 2001, 2000 and 1999.

Business Segments

Information on CNA’s business segments is set forth in Note N of the Consolidated Financial Statements of the 2001 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

Additional information on CNA’s business segments is set forth in the Management’s Discussion and Analysis section of the 2001 Annual Report to Shareholders, incorporated by reference in Item 7, herein.

Supplementary Insurance Data

The following table sets forth supplementary insurance data:

Years ended December 31	2001	2000	1999
(In millions, except ratio information)
Trade Ratios — GAAP basis (a)
Loss ratio	125.2%	81.1%	87.1%
Expense ratio	36.7	30.4	32.4
Combined ratio (before policyholder dividends)	161.9	111.5	119.5
Policyholder dividend ratio	1.5	0.9	0.3

Trade Ratios — Statutory basis (a)
Loss ratio	126.3%	80.4%	87.3%
Expense ratio	32.3	33.3	33.5
Combined ratio (before policyholder dividends)	158.6	113.7	120.8
Policyholder dividend ratio	1.7	1.2	0.3

Individual Life and Group Life Insurance In-force
Individual life (b)	$426,822	$462,799	$394,743
Group life	70,910	71,982	75,247

Total	$497,732	$534,781	$469,990

Other Data — Statutory basis (c)
Property-casualty companies’ capital and surplus(d)	$6,225	$8,373	$8,679
Life companies’ capital and surplus	1,752	1,274	1,222
Property-casualty companies’ written premiums to surplus ratio	1.3	1.1	1.0
Life companies’ capital and surplus-percent to total liabilities	25.3%	24.5%	21.9%
Participating policyholders-percent of gross life insurance in-force	0.4%	0.4%	0.5%

(a)  Trade ratios reflect the results of CNA’s property-casualty insurance subsidiaries. Trade ratios are industry measures of property-casualty underwriting results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The primary difference in this ratio between statutory accounting principles (SAP) and accounting principles generally accepted in the United States of America (GAAP) is related primarily to the treatment of active life reserves (ALR) related to long-term care insurance products written in property-casualty insurance subsidiaries. For GAAP, ALR are classified as loss reserves whereas for SAP, ALR are classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The expense ratio, using amounts determined in accordance with SAP, is the percentage of acquisition costs and underwriting expenses (with no deferral of acquisition costs) to net written premiums. The combined ratio (before policyholder dividends) is the sum of the loss and expense ratios. The policyholder dividend ratio, using amounts determined in accordance with GAAP, is the ratio of dividends incurred to net earned premiums. The policyholder dividend ratio, using amounts determined in accordance with SAP, is the ratio of dividends paid to net earned premiums.

(b)  Lapse ratios for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in-force, were 8.7%, 12.7% and 10.9% in 2001, 2000 and 1999.

(c ) Other data is determined in accordance with SAP. Life statutory capital and surplus as a percent of total liabilities is determined after excluding Separate Account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

(d)  Surplus includes the property-casualty companies’ equity ownership of the life insurance subsidiaries.

The following table displays the distribution of gross written premiums for CNA’s operations:

Gross Written Premiums		Percent of Total
Years ended December 31	2001	2000	1999

Illinois	8.3%	9.2%	8.6%
New York	7.9	7.3	7.4
California	6.8	6.0	7.1
Florida	6.2	4.8	4.6
Texas	5.8	4.7	5.4
New Jersey	4.4	3.4	3.5
Pennsylvania	4.3	3.8	4.1
United Kingdom	3.3	5.3	5.8
Maryland	2.4	5.6	4.5
All other states, countries or political subdivisions *	50.6	49.9	49.0

Total	100.0%	100.0%	100.0%

* No other individual state, country or political subdivision accounts for more than 3.0% of gross written premiums.

Approximately 4.8%, 8.2%, and 7.6% of CNA’s gross written premiums were derived from outside of the United States for the years ended December 31, 2001, 2000 and 1999. Premiums from any individual foreign country excluding the United Kingdom, which is stated in the table above, were not significant.

Property-Casualty Claim and Claim Adjustment Expenses

The following loss reserve development table illustrates the change over time of reserves established for property-casualty claim and claim adjustment expenses at the end of the preceding ten calendar years for CNA’s property-casualty operations. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of the Company’s property-casualty insurance subsidiaries’ expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims.

The loss reserve development table for property-casualty companies is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

Schedule of Property-Casualty Loss Reserve Development

Calendar Year Ended	1991(a)	1992(a)	1993(a)	1994(a)	1995(b)	1996	1997	1998	1999(c)	2000	2001(d)
(In millions)
Originally reported gross reserves for unpaid claims and claim expenses			$20,812	$21,639	$31,044	$29,357	$28,533	$28,317	$26,631	$26,408	$29,551
Originally reported ceded recoverable			2,491	2,705	6,089	5,660	5,326	5,424	6,273	7,568	11,798

Originally reported net reserves for unpaid claim and claim expenses	$14,415	$17,167	$18,321	$18,934	$24,955	$23,697	$23,207	$22,893	$20,358	$18,840	$17,753

Cumulative net paid as of:
One year later	$3,411	$3,706	$3,629	$3,656	$6,510	$5,851	$5,954	$7,321	$6,546	$7,686	$—
Two years later	6,024	6,354	6,143	7,087	10,485	9,796	11,394	12,241	11,935	—	—
Three years later	7,946	8,121	8,764	9,195	13,363	13,602	14,423	16,020	—	—	—
Four years later	9,218	10,241	10,318	10,624	16,271	15,793	17,042	—	—	—	—
Five years later	10,950	11,461	11,378	12,577	17,947	17,736	—	—	—	—	—
Six years later	11,951	12,308	13,100	13,472	19,465	—	—	—	—	—	—
Seven years later	12,639	13,974	13,848	14,394	—	—	—	—	—	—	—
Eight years later	14,271	14,640	14,615	—	—	—	—	—	—	—	—
Nine years later	14,873	15,319	—	—	—	—	—	—	—	—	—
Ten years later	15,476	—	—	—	—	—	—	—	—	—	—
Net reserves re-estimated as of:
End of initial year	$14,415	$17,167	$18,321	$18,934	$24,955	$23,697	$23,207	$22,893	$20,358	$18,840	$17,753
One year later	16,032	17,757	18,250	18,922	24,864	23,441	23,470	23,920	20,785	21,306	—
Two years later	16,810	17,728	18,125	18,500	24,294	23,102	23,717	23,774	22,903	—	—
Three years later	16,944	17,823	17,868	18,088	23,814	23,270	23,414	25,724	—	—	—
Four years later	17,376	17,765	17,511	17,354	24,092	22,977	24,751	—	—	—	—
Five years later	17,329	17,560	17,082	17,506	23,854	24,105	—	—	—	—	—
Six years later	17,293	17,285	17,176	17,248	24,883	—	—	—	—	—	—
Seven years later	17,069	17,398	17,017	17,751	—	—	—	—	—	—	—
Eight years later	17,189	17,354	17,500	—	—	—	—	—	—	—	—
Nine years later	17,174	17,834	—	—	—	—	—	—	—	—	—
Ten years later	17,679	—	—	—	—	—	—	—	—	—	—

Total net (deficiency) redundancy	$(3,264)	$(667)	$821	$1,183	$72	$(408)	$(1,544)	$(2,831)	$(2,545)	$(2,466)	$—

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$17,679	$17,834	$17,500	$17,751	$24,883	$24,105	$24,751	$25,724	$22,903	$21,306	$—

Re-estimated ceded recoverable			1,888	2,201	6,191	5,434	4,805	4,925	6,810	8,185	—

Total gross re-estimated reserves			$19,388	$19,952	$31,074	$29,539	$29,556	$30,649	$29,713	$29,491	$—

Net (deficiency) redundancy related to:
Asbestos claims	$(3,754)	$(2,068)	$(1,469)	$(1,435)	$(1,662)	$(1,763)	$(1,660)	$(1,416)	$(837)	$(772)	$—
Environmental claims	(1,272)	(1,230)	(787)	(619)	(656)	(600)	(617)	(395)	(487)	(473)	—

Total asbestos and environmental	(5,026)	(3,298)	(2,256)	(2,054)	(2,318)	(2,363)	(2,277)	(1,811)	(1,324)	(1,245)	—
Other claims	1,762	2,631	3,077	3,237	2,390	1,955	733	(1,020)	(1,221)	(1,221)	—

Total net (deficiency) redundancy	$(3,264)	$(667)	$821	$1,183	$72	$(408)	$(1,544)	$(2,831)	$(2,545)	$(2,466)	$—

(a)	Reflects reserves of CNA’s property-casualty insurance subsidiaries, excluding CIC reserves, which were acquired on May 10, 1995 (the Acquisition Date). Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include CIC.

(b)	Includes CIC gross reserves of $9,713 million and net reserves of $6,063 million acquired on the Acquisition Date and subsequent development thereon.

(c)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 million as of December 31, 1999.

(d)	Effective January 1,2001, CNA established a new life insurance company, CNAGLAC. Further, on January 1, 2001 approximately $1,055M of reserves were transferred from CCC to CNAGLAC

Additional information as to CNA’s property-casualty claim and claim adjustment expense reserves and reserve development is set forth in Notes A and F of the Consolidated Financial Statements of the 2001 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

Investments

Information on the Company’s investments is set forth in Notes B, C and D of the Consolidated Financial Statements of the 2001 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

Additional information on the Company’s investments is also set forth in the Management’s Discussion and Analysis section of the 2001 Annual Report to Shareholders, incorporated by reference in Item 7, herein.

ITEM 2. PROPERTIES

CNA Plaza, owned by CAC, serves as the home office for CNAF and its subsidiaries. An adjacent building (located at 55 E. Jackson Blvd.), jointly owned by CCC and CAC, is partially situated on grounds under leases expiring in 2058. Approximately 46% of the adjacent building is rented to non-affiliates. CNAF’s subsidiaries lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNAF’s subsidiaries:

	Amount (Square
	Feet) Of Building
	Owned and Occupied
Location	or Leased by CNA		Principal Usage

CNA Plaza 333 S. Wabash Chicago, Illinois	1,144,378	(1)	Principal executive offices of CNAF
55 E. Jackson Blvd. Chicago, Illinois	440,292	(1)	Principal executive offices of CNAF
100 CNA Drive Nashville, Tennessee	251,363	(1)	Life insurance offices
1111 E. Broad St. Columbus, Ohio	225,470	(1)	Property-casualty insurance offices
40 Wall Street New York, New York	199,238	(2)	Property-casualty insurance offices
1110 Ward Avenue Honolulu, Hawaii	186,687	(1)	Property-casualty insurance offices
2405 Lucien Way Maitland, Florida	178,744	(2)	Property-casualty insurance offices
3500 Lacey Road Downers Grove, Illinois	168,793	(2)	Property-casualty insurance offices
333 Glen Street Glens Falls, New York	164,032	(1)	Property-casualty insurance offices
1100 Cornwall Road Monmouth Junction, New Jersey	147,884	(2)	Property-casualty insurance offices
600 North Pearl Street Dallas, Texas	139,151	(2)	Property-casualty insurance offices

(1)  Represents property owned by CNAF or its subsidiaries.
(2)  Represents property leased by CNAF or its subsidiaries.

ITEM 3. LEGAL PROCEEDINGS

Information on CNA’s legal proceedings is set forth in Note G of the Consolidated Financial Statements of the 2001 Annual Report to Shareholders, incorporated by reference in Item 8, herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from pages 124 and 125 of the 2001 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

Incorporated herein by reference from page 1 of the 2001 Annual Report to Shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference from pages 6 through 56 of the 2001 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference from pages 42 through 47 of the 2001 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations — Years Ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets — December 31, 2001 and 2000

Consolidated Statements of Cash Flows — Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Independent Auditors’ Report

The above Consolidated Financial Statements, the related Notes to the Consolidated Financial Statements and the Independent Auditors’ Report are incorporated herein by reference from pages 57 through 121 of the 2001 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

	POSITION AND OFFICES		FIRST BECAME
NAME	HELD WITH REGISTRANT	AGE	OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Laurence A. Tisch	Chief Executive	79	1974	Co-Chairman of the Board of Loews
	Officer, CNA			Corporation since January 1999. Chief
	Financial			Executive Officer of CNA and Director of
	Corporation			Automatic Data Processing, Inc. and Bulova
Corporation. Prior to 1999, Mr. Tisch had
been Co-Chairman of the Board and Co-Chief
Executive Officer of Loews since 1994.
Executive Officer of the Registrant since 1974.
Bernard L	Chairman of the	55	1980	Chairman of the Board and Chief Executive
Hengesbaugh	Board and Chief			Officer of CNA insurance companies since
	Executive Officer,			February 1999. Executive Vice President
	CNA insurance			and Chief Operating Officer of CNA
	companies			Insurance companies from February 1998
until February 1999. Senior Vice
President of CNA Insurance Companies since
November 1990. Executive Officer of the
Registrant since 1996.
Robert V. Deutsch	Executive Vice	42	1999	Executive Vice President and Chief Financial Officer
	President and Chief			of CNA Financial Corporation and
	Financial Officer,			subsidiaries since August 1999. From June
	CNA Financial			1987 until August 1999, Mr. Deutsch was
	Corporation			Executive Vice President, Chief Financial
Officer, Chief Actuary and Assistant
Secretary of Executive Risk, Inc.
Executive Officer of the Registrant since 1999.
Stephen W. Lilienthal	President and Chief	52	2001	President and Chief Executive Officer,
	Executive Officer,			Property-casualty Operations of the CNA
	Property & Casualty			insurance companies since July 2001. From
	Operations, CNA			June 1993 to June 1998, senior officer of
	insurance companies			USF&G Corporation (USFG). In April 1998,
USF&G was acquired by the St. Paul
Companies. Mr. Lilienthal was Executive
Vice President of the St. Paul Companies
until July 2001. Executive Officer of the
Registrant since 2001.
Debra L. McClenahan	President and Chief	49	2002	President and Chief Executive Officer, CNA
	Executive Officer,			Re Operations of the CNA insurance
	CNA Re Operations,			companies since February 2002. From 1993
	CNA insurance			to December 2001, Ms. McClenahan has held
	companies			various officer positions with the CNA
insurance companies.
Robert W. Patin	President and Chief	59	2001	President and Chief Executive Officer, CNA
	Executive Officer,			Life and Group Operations of the CNA
	CNA Life and Group			insurance companies since January 2001.
	Operations, CNA			Prior to that, Mr. Patin was President and
	insurance companies			Chief Operating Officer of Big Idea
Productions from 1998 to 2001. From 1988
until 1998, he was Chairman of the Board
and Chief Executive Officer of Washington
National Corp. Executive Officer of the
Registrant since 2001.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required in Item 13, Part III has been omitted as the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 10-K

				Page
				Number

(a)	1.	FINANCIAL STATEMENTS:

		A separate index to the Consolidated Financial Statements is presented in Part II, Item 8		12

(a)	2.	FINANCIAL STATEMENT SCHEDULES:

		Schedule I	Summary of Investments	18
		Schedule II	Condensed Financial Information of Registrant (Parent Company)	19
		Schedule III	Supplementary Insurance Information	25
		Schedule IV	Reinsurance	26
		Schedule V	Valuation and Qualifying Accounts	26
		Schedule VI	Supplementary Information Concerning Property-Casualty Insurance Operations	26
		Independent Auditors' Report		27

(a)	3.	EXHIBITS:

		Description of Exhibit	Exhibit Number

	(3)	Articles of incorporation and by-laws:
		Certificate of Incorporation of CNA Financial Corporation, as amended May 20, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference.)	3.1

		By-Laws of CNA Financial Corporation, as amended February 10, 1999 (Exhibit 3.2 to 1998 Form 10-K incorporated herein by reference.)	3.2

	(4)	Instruments defining the rights of security holders, including indentures:
		CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b) (4) (iii) of Regulation S-K	4.1

	(10)	Material contracts:

		Federal Income Tax Allocation Agreement dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference.)	10.1

		Exhibit
	Description of Exhibit	Number
(10)	Material contracts (continued):
	Continuing Services Agreement between CNA Financial Corporation and Edward J. Noha, dated February 27, 1991 (Exhibit 6.0 to 1991 Form 8-K, filed March 18, 1991, incorporated herein by reference.)	10.2

	CNA Employees' Supplemental Savings Plan, as amended through January 1, 1994 (Exhibit 10.3 to 1999 Form 10-K incorporated herein by reference.)	10.3

	CNA Employees' Retirement Benefit Equalization Plan, as amended through January 1, 1994 (Exhibit 10.4 to 1999 Form 10-K incorporated herein by reference.)	10.4

	Continental Casualty Company "CNA" Annual Incentive Bonus Plan Provisions (Exhibit 10.1 to 1994 Form 10-K incorporated herein by reference.)	10.5

	Continuing Services Agreement between CNA Financial Corporation and Dennis H. Chookaszian, dated February 9, 1999 (Exhibit 10.2 to 1998 Form 10-K incorporated herein by reference.)	10.6

	Employment Agreement between CNA Financial Corporation and Bernard Hengesbaugh, dated November 2, 2000 (Exhibit 10 to September 30, 2000 Form 10-Q incorporated herein by reference.)	10.7

	CNA Financial Corporation 2000 Long-Term Incentive Plan, dated August 4, 1999 (Exhibit 4.1 to 1999 Form S-8 filed August 4, 1999, incorporated herein by reference.)	10.8

	Employment Agreement between CNA Financial Corporation and Robert V. Deutsch, dated August 16, 1999 (Exhibit 10 to September 30, 1999 Form 10-Q incorporated herein by reference.)	10.9

	Employment Agreement between CNA Financial Corporation and Thomas F. Taylor dated November 2, 1999 (Exhibit 10.14 to 1999 Form 10-K incorporated herein by reference.)	10.10

	Sale and Purchase Agreement between CNA Financial Corporation and PGI-WvF 180, L.P. dated October 13, 2000 for the sale of real property commonly known as 180 Maiden Lane (Exhibit 10.11 to the 2000 Form 10-K incorporated herein by reference)	10.11

	Employment Agreement between CNA Financial Corporation and Stephen W. Lilienthal dated July 23, 2001	10.12*

(12)	Computation of Ratio of Earnings to Fixed Charges	12.1*

Exhibit
		Description of Exhibit	Number

	(13)	2001 Annual Report	13.1*

	(21)	Primary Subsidiaries of CNAF	21.1*

	(23)	Independent Auditors' Consent	23.1*

*Filed herewith

(b)		Reports on Form 8-K:

On December 5, 2001 CNA Financial Corporation issued a press release announcing its estimate for potential losses associated with the recent filing by certain Enron entities for reorganization under Chapter 11 of the Bankruptcy Code.

On December 5, 2001 CNA Financial Corporation issued a press release announcing that it will record fourth quarter charges related principally to restructuring its Property-Casualty and Life Operations, discontinuation of variable life and annuity business, and consolidation of real estate locations and related corporate staff departments reduction.

(c)		Exhibits:
None.

(d)		Condensed Financial Information of Unconsolidated Subsidiaries:
None.

SCHEDULE I. SUMMARY OF INVESTMENTS

	December 31, 2001

	Cost or	Estimated
	Amortized	Fair	Carrying
(In millions)	Cost	Value	Value

Fixed maturity securities available-for-sale:
Bonds:
United States Government and government agencies and authorities — taxable	$6,244	$6,352	$6,352
States, municipalities and political subdivisions — tax exempt	2,748	2,720	2,720
Foreign governments and political subdivisions	1,930	1,843	1,843
Public utilities	1,713	1,800	1,800
Convertibles and bonds with warrants attached	85	84	84
All other corporate bonds	16,202	16,317	16,317
Redeemable preferred stocks	48	48	48

Total fixed maturity securities available-for-sale	28,970	29,164	29,164

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	35	46	46
Public utilities	21	22	22
Industrial and other	764	928	928
Non-redeemable preferred stocks	348	342	342

Total equity securities available-for-sale	1,168	$1,338	1,338

Mortgage Loans	31		31
Real estate	4		4
Policy loans	194		194
Other invested assets	1,340		1,355
Short-term investments	3,759		3,740

Total investments	$35,466		$35,826

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

Parent Company
Financial Position
December 31,	2001	2000
(In millions)
Assets:
Investment in subsidiaries	$9,566	$11,806
Fixed maturity securities available-for-sale (amortized cost of $15)	15	—
Equity securities available-for-sale (cost of $1)	1	—
Short-term investments	5	—
Amounts due from affiliates	680	—
Notes receivable from affiliates	341	454
Other	3	6

Total assets	$10,611	$12,266

Liabilities:
Debt	$2,229	$2,355
Amounts due to affiliates	—	260
Other	15	4

Total Liabilities	2,244	2,619

Stockholders’ equity:
Other comprehensive income	226	873
Other stockholders’ equity	8,141	8,774

Total stockholders’ equity	8,367	9,647

Total liabilities and stockholders’ equity	$10,611	$12,266

See accompanying Notes to Condensed Financial Information.

Parent Company
Results of Operations
Years ended December 31,	2001	2000	1999
(In millions)
Revenues:
Net investment income	$18	$11	$8
Realized investment (losses) gains	(5)	(4)	8
Other income	13	38	25

Total revenues	26	45	41

Expenses:
Administrative and general	161	208	206
Interest	140	175	160

Total expenses	301	383	366

Loss from operations before income taxes, equity in net income of subsidiaries and the cumulative effects of changes in accounting principles	(275)	(338)	(325)
Income tax benefit	96	118	114

Loss before equity in net income of subsidiaries and the cumulative effects of changes in accounting principles	(179)	(220)	(211)
Equity in net (loss) income of subsidiaries	(1,404)	1,434	258
Cumulative effects of changes in accounting principles, net of tax of $33, $0 and $95	(61)	—	(177)
Net (loss) income	$(1,644)	$1,214	$(130)

See accompanying Notes to Condensed Financial Information.

Parent Company
Cash flows
Years ended December 31,	2001	2000	1999
(In millions)
Cash flows from operating activities:
Net (loss) income	$(1,644)	$1,214	$(130)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Loss (income) of subsidiaries, net of distributions	1,897	(1,005)	350
Cumulative effects of changes in accounting principles, net of tax	61	—	177
Realized losses (gains)	5	4	(8)
Changes in:
Other, net	102	183	29

Total Adjustments	2,065	(818)	548

Net cash flows provided by operating activities	421	396	418

Cash flows from investing activities:
Purchases of fixed maturity securities	(15)	—	—
Purchases of equity securities	(1)	—	—
Change in short-term investments	(5)	3	—
Capital contributions to subsidiaries, net	(1,401)	(165)	(198)
Change in notes receivable from affiliates	113	80	(20)
Other, net	4	9	—

Net cash flows used by investing activities	(1,305)	(73)	(218)

Cash flows from financing activities:
Dividends paid to preferred shareholders	—	(1)	(13)
Proceeds from issuance of debt	500	—	175
Principal payments on debt	(627)	(137)	(158)
Issuance of common stock	1,006	—	—
Redemption of cumulative exchangeable preferred stock	—	(150)	(200)
Purchase of treasury stock	1	(35)	—
Other, net	4	(4)	—

Net cash flows provided (used) by financing activities	884	(327)	(196)

Net change in cash and cash equivalents	—	(4)	4
Cash and cash equivalents, beginning of year	—	4	—

Cash and cash equivalents, end of year	$—	$—	$4

Supplemental disclosures of cash flow information:
Cash paid (received):
Interest	$137	$168	$169
Federal income taxes	(288)	(154)	(279)
Non-cash transactions:
Notes receivable for the issuance of common stock	4	10	20

See accompanying Notes to Condensed Financial Information.

See accompanying Notes to Condensed Financial Information.

Notes to Condensed Financial Information

A. Basis of presentation

The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the CNA Financial Corporation 2001 Annual Report to Shareholders. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these affiliates is reported as equity in net income of subsidiaries.

Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 2001.

B. Investments

CNAF classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income. Investments are written down to estimated fair values and losses are recognized in income when a decline in value is determined to be other than temporary.

All securities transactions are recorded on the trade date. Realized investment gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

CNAF’s investments in fixed maturity securities are composed entirely of U.S. Treasury securities and obligations of government agencies.

C. Debt

December 31	2001	2000
(In millions)
Variable rate debt:
Commercial paper	$—	$627
Credit facility	500	—
Senior notes:
6.25%, due November 15, 2003	250	249
6.50%, due April 15, 2005	491	491
6.75%, due November 15, 2006	249	249
6.45%, due January 15, 2008	149	149
6.60%, due December 15, 2008	199	199
6.95%, due January 15, 2018	148	148
7.25%, Debenture, due November 15, 2023	240	240
1.00% Urban Development Action Grant, due May 7, 2019	3	3

Total	$2,229	$2,355

During 2001, the Parent Company discontinued its commercial paper program and repaid all loans outstanding under the program. The weighted-average interest rate on commercial paper was 7.24% at December 31, 2000.

The funds used to retire the outstanding commercial paper debt were obtained through the draw down of the full amount available under the Parent Company’s $500 million revolving credit facility. The facility is composed of two parts: a $250 million component with a 364-day expiration date (with an option by CNAF to turn this part of the facility into a one-year term loan) and a $250 million component with a 3-year expiration date.

The Parent Company pays a facility fee, which varies based on the long-term debt ratings of the Parent Company, to the lenders for having funds available for loans under both components of the facility. At December 31, 2001, the facility fee on the 364-day component was 15 basis points, and the facility fee on the 3-year component was 17.5 basis points.

In addition to the facility fees, the Parent Company pays interest on any outstanding debt/borrowings under the facility based on a rate determined using the long-term debt ratings of the Parent Company. The interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 60 basis points for the 364-day component and LIBOR plus 57.5 basis points for the three-year component. Further, if the Company has outstanding loans greater than 50% of the amounts available under the facility, the Parent Company also will pay a utilization fee of 12.5 basis points on such loans. At December 31, 2001, the weighted-average interest rate on the borrowings under the facility, including facility and utilization fees was 3.06%.

A Moody’s Investors Service (Moody’s) downgrade of the CNAF senior debt rating from Baa2 to Baa3 would increase the facility fee on the 364-day component of the facility from 15 basis points to 20 basis points, and the facility fee on the three-year component would increase from 17.5 basis points to 25 basis points. The applicable interest rate on the 364-day component would increase from LIBOR plus 60 basis points to LIBOR plus 80 basis points and the applicable interest rate on the three-year component would increase from LIBOR plus 57.5 basis points to LIBOR plus 75 basis points. The utilization fee would remain unchanged on both components at 12.5 basis points.

The $500 million revolving credit facility replaced CNAF’s $750 million revolving credit facility (the Prior Facility) which was scheduled to expire on May 10, 2001. No loans were outstanding under the Prior Facility anytime during 2001 or at December 31, 2000. To offset the variable rate characteristics of the Prior Facility and the interest rate risk associated with periodically reissuing commercial paper, the Parent Company was party to interest rate swap agreements with several banks. While no agreements were entered into for the year ended December  31, 2001, there were agreements in place during 2000 and 1999. These agreements required the Parent Company to pay interest at a fixed rate in exchange for the receipt of the three-month LIBOR. The effect of the interest rate swap agreements was to decrease interest expense by approximately $2 million for the years ended December 31, 2000 and increase interest expense by $4 million for the year ended December 31, 1999.

The combined weighted-average interest rate of all short-term debt, consisting of facility fees and commercial paper borrowings, was 7.36% at December 31, 2000.

During 2000, the Parent Company repaid bank loans drawn under the CNAF credit facility and repurchased approximately $38 million of its senior notes.

The terms of CNAF’s credit facility requires the Parent Company to maintain certain financial ratios and its subsidiaries to maintain certain combined property-casualty company statutory surplus levels. At December 31, 2001 and 2000 CNAF was in compliance with all restrictive debt covenants.

D. Management and administrative expenses

The Parent Company has reimbursed, or will reimburse, its subsidiaries for certain general management and administrative expenses, certain extra contractual obligations and certain investment expenses of $159 million, $200 million and $203 million in 2001, 2000 and 1999, respectively.

E. Capital transactions with subsidiaries

In 2001, 2000 and 1999, the Parent Company contributed capital of approximately $1,416 million, $171 million and $207 million to its subsidiaries. In 2001, 2000 and 1999, CNAF subsidiaries returned capital of approximately $15 million, $6 million and $9 million.

F. Dividends from subsidiaries and affiliates

In 2001, 2000 and 1999, the Parent Company received approximately $493 million, $429 million and $608 million in dividends from subsidiaries included in its consolidated financial statements.

The payment of dividends to CNAF by its insurance subsidiaries without prior approval of the affiliates’ domiciliary state insurance commissioners is limited by formula. This formula varies by state. The formula used by the majority of the states provides that the greater of 10% of prior year statutory surplus or prior year statutory net income, less the aggregate of all dividends paid during the 12 months prior to date of payment, is available to be paid as a dividend to the parent company.

Dividends from the CCC Pool are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains (which under statutory accounting includes cumulative earnings of CCC’s subsidiaries) from unassigned surplus. As of December 31, 2001, CCC is in a negative earned surplus position. In February 2002, the Department approved an extraordinary dividend in the amount of $117 million to be used to fund CNAF’s 2002 debt service requirements. Until CCC is in a positive earned surplus position, all dividends require prior approval from the Department.

In addition, by agreement with the New Hampshire Insurance Department, as well as certain other state insurance departments, dividend payments for The Continental Insurance Company Pool are restricted to internal and external debt service requirements through September 2003 up to a maximum of $85 million annually, without the prior approval of the New Hampshire Insurance Department.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

			Gross Insurance Reserves

	Deferred	Claim	Future		Policy-
	Acquisition	And Claim	Policy	Unearned	holders
(in millions)	Costs	Expenses	Benefits	Premiums	Funds

December 31, 2001
Standard Lines		$12,766	$—	$1,820	$54
Specialty Lines		5,751	—	1,463	3
CNA Re		4,977	—	201	2
Group Operations		2,200	476	10	57
Life Operations		1,344	6,492	134	433
Corporate and Other and Eliminations		4,228	338	877	(3)

Consolidated Operations	$2,424	$31,266	$7,306	$4,505	$546

December 31, 2000
Standard Lines		$12,070	$—	$1,746	$61
Specialty Lines		4,813	—	1,503	3
CNA Re		4,238	—	369	2
Group Operations		2,063	513	34	35
Life Operations		1,231	5,864	116	504
Corporate and Other and Eliminations		2,547	292	1,053	(3)

Consolidated Operations	$2,418	$26,962	$6,669	$4,821	$602

December 31, 1999
Standard Lines
Specialty Lines
CNA Re
Group Operations
Life Operations
Corporate and Other and Eliminations
Consolidated Operations

			Insurance
			Claims and	Amortization
		Net	Policy-	of Deferred	Other	Net
	Net Earned	Investment	holders'	Acquisition	Operating	Written
(In millions)	Premiums	Income**	Benefits	Costs	Expenses	Premiums*

December 31, 2001
Standard Lines	$2,454	$484	$2,497	$933	$551	$2,963
Specialty Lines	1,915	318	1,864	543	389	1,972
CNA Re	641	175	1,485	205	63	524
Group Operations	3,458	170	3,005	(19)	648	2,183
Life Operations	954	618	1,283	142	152	438
Corporate and Other and Eliminations	(57)	132	1,249	—	110	(66)

Consolidated Operations	$9,365	$1,897	$11,383	$1,804	$1,913	$8,014

December 31, 2000
Standard Lines	$3,970	$736	$3,279	$965	$544	$3,869
Specialty Lines	1,868	383	1,252	465	343	1,954
CNA Re	1,089	212	888	263	38	951
Group Operations	3,675	163	3,068	17	731	1,497
Life Operations	876	620	1,104	169	142	388
Corporate and Other and Eliminations	(4)	172	240	1	2	(19)

Consolidated Operations	$11,474	$2,286	$9,831	$1,880	$1,800	$8,640

December 31, 1999
Standard Lines	$4,241	$709	$3,660	$976	$573	$4,113
Specialty Lines	1,942	372	1,457	698	115	1,972
CNA Re	1,176	170	998	290	76	1,275
Group Operations	3,571	137	3,053	(19)	719	804
Life Operations	936	561	1,122	189	86	337
Corporate and Other and Eliminations	1,416	245	1,600	9	505	440

Consolidated Operations	$13,282	$2,194	$11,890	$2,143	$2,074	$8,941

  *Net written premiums relate to business in property-casulty companies only.
**Investment income is allocated based on each segment's net carried insurance reserves as adjusted.

SCHEDULE IV. REINSURANCE

Incorporated herein by reference from page 92 of the 2001 Annual Report to Shareholders.

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
(In millions)	of Period	Expenses	Accounts	Deductions	End of Period

Year ended December 31, 2001 Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$321	$57	$—	$27	$351

Year ended December 31, 2000 Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$310	$16	$—	$5	$321

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

	Consolidated Property-Casualty Operations

As of and for the years ended December 31,	2001	2000	1999
(In millions)
Deferred acquisition costs	$1,103	$1,121
Reserves for unpaid claim and claim adjustment expenses	29,551	26,408
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 7.5%)	2,456	2,413
Unearned premiums	4,505	4,821
Net written premiums	8,014	8,640	$8,941
Net earned premiums	7,598	8,847	9,964
Net investment income	1,260	1,740	1,725
Incurred claim and claim adjustment expenses related to current year	7,192	6,331	7,287
Incurred claim and claim adjustment expenses related to prior years	2,466	427	1,027
Amortization of deferred acquisition costs	1,748	1,729	2,005
Paid claim and claim adjustment expenses	9,797	8,434	9,964

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of
CNA Financial Corporation

We have audited the consolidated financial statements of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 13, 2002, which report includes an explanatory paragraph as to a certain accounting change; such consolidated financial statements and report are included in the Company’s 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of CNA Financial Corporation and subsidiaries listed in Item 14. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Chicago, Illinois
February 13, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

By /s/ Laurence A. Tisch

Laurence A. Tisch Chief Executive Officer (Principal Executive Officer)

By /s/ Robert V. Deutsch

Robert V. Deutsch Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: March 8, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Antoinette Cook Bush	Director

Antoinette Cook Bush

/s/ Ronald L. Gallatin	Director

Ronald L. Gallatin

/s/ Walter L. Harris	Director	Dated

Walter L. Harris		March 8, 2002

/s/ Bernard L. Hengesbaugh	Director

Bernard L. Hengesbaugh

Signature	Title

/s/ Stephen W. Lilienthal	Director

Stephen W. Lilienthal

/s/ Edward J. Noha	Chairman of the Board
and Director
Edward J. Noha

/s/ Joseph Rosenberg	Director

Joseph Rosenberg

/s/ James S. Tisch	Director

James S. Tisch

/s/ Laurence A. Tisch	Chief Executive Officer
and Director
Laurence A. Tisch

/s/ Preston R. Tisch	Director	Dated

Preston R. Tisch		March 8, 2002

/s/ Marvin Zonis	Director

Marvin Zonis