Form 10-Q
period 2002-03-31
CNA FINANCIAL CORP
filed 2002-05-10
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002 Commission File Number 1-5823

____________________

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
Yes [X] No...

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2002

Common Stock, Par value $2.50	223,596,861

CNA FINANCIAL CORPORATION
INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
CONDENSED CONSOLIDATED BALANCE SHEETS MARCH 31, 2002 (Unaudited) AND DECEMBER 31, 2001	1
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001	2
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001	3
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) MARCH 31, 2002	4
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	53
SIGNATURES	53

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2002	2001

(In millions, except share data)
Assets
Investments:
Fixed maturity securities available-for-sale (amortized cost of $29,394 and $28,970)	$29,164	$29,164
Equity securities available-for-sale (cost of $1,073 and $1,168)	1,250	1,338
Mortgage loans and real estate (less accumulated depreciation of $0 and $1)	31	35
Policy loans	190	194
Other invested assets	1,395	1,355
Short-term investments	3,184	3,740

Total investments	35,214	35,826
Cash and cash equivalents	94	142
Receivables:
Reinsurance	13,979	13,823
Insurance	4,014	4,006
Less allowance for doubtful accounts	(362)	(351)
Accrued investment income	368	385
Receivable for securities sold	1,236	443
Deferred acquisition costs	2,467	2,424
Prepaid reinsurance premiums	1,547	1,221
Federal income taxes recoverable (includes $513 and $617 due from Loews)	509	611
Deferred income taxes	892	737
Property and equipment at cost (less accumulated depreciation of $810 and $797)	436	444
Intangibles	247	265
Other assets	2,222	2,194
Separate account business	3,691	3,798

Total assets	$66,554	$65,968

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$30,880	$31,266
Unearned premiums	4,960	4,505
Future policy benefits	7,055	7,306
Policyholders’ funds	540	546
Collateral on loaned securities and derivatives	971	923
Payables for securities purchased	1,607	606
Participating policyholders’ funds	111	118
Debt	2,567	2,567
Reinsurance balances payable	2,882	2,723
Other liabilities	2,870	3,019
Separate account business	3,691	3,798

Total liabilities	58,134	57,377

Commitments and contingencies (Note F, G, H and J)
Minority interest	237	224
Stockholders’ equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 225,850,270 shares issued at March 31, 2002 and December 31, 2001; and 223,596,861 shares outstanding at March 31, 2002 and December 31, 2001)	565	565
Additional paid-in capital	1,031	1,031
Retained earnings	6,761	6,683
Accumulated other comprehensive income	(35)	226
Treasury stock, at cost	(70)	(70)

	8,252	8,435
Notes receivable for the issuance of common stock	(69)	(68)

Total stockholders’ equity	8,183	8,367

Total liabilities and stockholders’ equity	$66,554	$65,968

The accompanying Notes are an integral part of these Condensed Consolidated Financial
Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ended March 31	2002	2001

(In millions, except per share data)
Revenues
Net earned premiums	$2,837	$2,498
Net investment income	426	507
Realized investment gains, net of participating policyholders’ and minority interests	1	371
Other revenues	184	193

Total revenues	3,448	3,569

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	2,310	2,069
Amortization of deferred acquisition costs	440	424
Other operating expenses	492	480
Restructuring and other related charges	—	6
Interest	37	43

Total claims, benefits and expenses	3,279	3,022

Income from continuing operations before income tax and minority interest	169	547
Income tax expense	(51)	(185)
Minority interest	(5)	(6)

Income from continuing operations	113	356
Loss from discontinued operations, net of tax of $9 and $0	(35)	0

Income before cumulative effect of a change in accounting principle	78	356
Cumulative effect of a change in accounting principle, net of tax of $0 and $33	—	(61)

Net income	$78	$295

Basic and Diluted Earnings Per Share
Income from continuing operations	$0.51	$1.95
Loss from discontinued operations, net of tax	(0.16)	—

Income before cumulative effect of a change in accounting principle	0.35	1.95
Cumulative effect of a change in accounting principle, net of tax	—	(0.34)

Basic and diluted earnings per share available to common stockholders	$0.35	$1.61

Weighted average outstanding common stock and common stock equivalents	223.6	183.3

The accompanying Notes are an integral part of these Condensed Consolidated Financial
Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31	2002	2001

(In millions)
Cash Flows from Operating Activities
Net income	$78	$295
Adjustments to reconcile net income to net cash flows used by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	61
Minority interest	5	6
Loss on disposal of property and equipment	7	22
Deferred income tax provision	26	19
Net realized investment gains	(1)	(371)
Realized loss on disposition of discontinued operations, net of tax	37	—
Equity method income	(8)	(40)
Amortization of intangibles	—	5
Amortization of bond discount	(18)	(60)
Depreciation	24	39
Changes in:
Receivables, net	(153)	(196)
Deferred acquisition costs	(39)	(26)
Accrued investment income	15	27
Federal income taxes recoverable	115	159
Prepaid reinsurance premiums	(326)	(220)
Reinsurance balances payable	159	584
Insurance reserves	181	(266)
Other, net	(180)	(218)

Total adjustments	(156)	(475)

Net cash flows used by operating activities	(78)	(180)

Cash Flows from Investing Activities
Purchases of fixed maturity securities	(14,303)	(23,089)
Proceeds from fixed maturity securities:
Sales	13,064	16,882
Maturities, calls and redemptions	636	6,339
Purchases of equity securities	(233)	(312)
Proceeds from sales of equity securities	285	291
Change in short-term investments	532	(1,161)
Change in collateral on loaned securities and derivatives	48	1,375
Change in other investments	(33)	(234)
Purchases of property and equipment	(25)	(38)
Sales of property and equipment	—	258
Dispositions	71	—
Other, net	(7)	20

Net cash flows provided by investing activities	35	331

Net Cash Flows from Financing Activities
Principal payments on debt	—	(148)
Return of policyholder account balances on investment contracts	(13)	(21)
Receipts from investment contracts credited to policyholder account balances	—	1
Proceeds from issuance of debt	—	(2)
Other	8	(2)

Net cash flows used by financing activities	(5)	(172)

Net change in cash and cash equivalents	(48)	(21)
Cash and cash equivalents, beginning of year	142	163

Cash and cash equivalents, end of period	$94	$142

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	$46	$26
Federal income taxes	(90)	(9)

The accompanying Notes are an integral part of these Condensed Consolidated Financial
Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A. Basis of Presentation

The Condensed Consolidated Financial Statements (Unaudited) include CNA Financial Corporation (CNAF) and its controlled subsidiaries, which include property-casualty insurance companies (principally Continental Casualty Company (CCC) and The Continental Insurance Company (CIC)) and life and group insurance companies (principally Continental Assurance Company (CAC), Valley Forge Life Insurance Company (VFL) and CNA Group Life Assurance Company (CNAGLAC)), collectively CNA or the Company. As of March 31, 2002, Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF.

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in CNAF’s Annual Report to Shareholders for the year ended December 31, 2001 (incorporated by reference in Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001).

The interim financial data as of March 31, 2002 and 2001 and for the three months ended March 31, 2002 and 2001 are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.

Certain amounts applicable to prior periods have been reclassified to conform to the current period presentation.

Note B. Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and indefinite-lived intangible assets, including goodwill recorded in past business combinations, ceased upon adoption of SFAS 142, which for CNA was January 1, 2002. As permitted by SFAS 142, the Company will complete goodwill and other acquired intangible asset impairment tests in 2002. Goodwill and other intangible assets of $247 million, which is reflected on the March 31, 2002 Condensed Consolidated Balance Sheet, will be tested for impairment. Any resulting asset impairments will be recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. If the provisions of SFAS 142, regarding no longer amortizing goodwill and indefinite-lived intangible assets, were applied to prior periods, net income for the first three months of 2001 would have been $300 million and basic and diluted earnings per share would have been $1.64 per share.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Effective January 1, 2002, CNA adopted this statement for all impairments of long-lived assets and for long-lived assets to be disposed of occurring after January 1, 2002. The adoption of SFAS 144 did not have a significant impact on the net income or financial position of the Company; however, it did impact the income statement presentation of certain operations sold in 2002.

Note C. Earnings Per Share

Earnings per share applicable to common stock is based on weighted average outstanding shares. The computation of earnings per share was as follows.

Earnings Per Share

Three Months Ended March 31	2002	2001

(In millions, except per share amounts)
Net income applicable to common stock	$78	$295

Weighted average outstanding common stock and common stock equivalents	223.6	183.3
Effect of dilutive securities, employee stock options	—	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	223.6	183.3

Basic and diluted earnings per share available to common stockholders	$0.35	$1.61

Note D. Other Invested Assets

Other invested assets include investments in limited partnerships and certain derivative securities (See Note E for a discussion of derivative securities). The Company’s limited partnership investments are recorded at fair value and typically reflect a reporting lag of up to three months. Fair value represents CNA’s equity in the partnership’s net assets as determined by the General Partner. The carrying value of the Company’s limited partnership investments was $1,367 million and $1,307 million as of March 31, 2002 and December 31, 2001.

Limited partnerships are a relatively small portion of the Company’s overall investment portfolio. The majority of the limited partnerships invest in a substantial number of securities that are readily marketable. The Company is a passive investor in such partnerships and does not have influence over their management, which are committed to operate them according to established guidelines and strategies. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships.

Investments in derivative securities are carried at fair value with changes in fair value reported as a component of realized gains or losses or other comprehensive income, depending on its hedge designation.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note E. Derivative Financial Instruments

Effective in 2001, the Company accounts for derivatives and hedging in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, and can be net settled. Derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards and commitments to purchase securities and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument and accounted for under SFAS 133 when the embedded derivative is not clearly and closely related to the host instrument. In addition, non-investment instruments, including certain types of insurance contracts that have historically not been considered derivatives can be derivatives or contain embedded derivatives under SFAS 133.

A summary of the recognized (losses) gains related to derivative financial instruments follows.

Derivative Financial Instruments Recognized (Losses) Gains

For the three months ended March 31	2002	2001

(In millions)
General account
Swaps	$(1)	$(5)
Interest rate caps	0	—
Forwards	3	1
Commitments to purchase government and municipal securities	(14)	—
Equity warrants	(1)	(2)
Collateralized debt obligation liabilities	(8)	—
Options written	—	1
Options embedded in convertible debt securities	(16)	(63)

Total	$(37)	$(68)

Separate accounts
Futures purchased	$(2)	$(74)
Futures sold, not yet purchased	—	(1)
Commitments to purchase government and municipal securities	—	1
Options purchased	(1)	(1)
Options written	1	1

Total	$(2)	$(74)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows.

Derivative Financial Instruments

	Contractual/
	Notional
March 31, 2002	Amount	Asset	(Liability)

(In millions)
General account
Swaps	$541	$1	$—
Interest rate caps	500	1	—
Futures sold, not yet purchased	11	—	—
Forwards	217	—	(1)
Equity warrants	15	—	—
Collateralized debt obligation liabilities	127	—	(17)
Options purchased	8	—	—
Options embedded in convertible debt securities	664	158	—

Total	$2,083	$160	$(18)

Separate accounts
Futures purchased	$891	$3	$—
Futures sold, not yet purchased	8	—	—
Commitments to purchase government and municipal securities	90	—	—
Options purchased	89	—	—
Options written	93	—	—

Total	$1,171	$3	$—

Derivative Financial Instruments

	Contractual/
	Notional
December 31, 2001	Amount	Asset	(Liability)

(In millions)
General account
Swaps	$504	$3	$—
Interest rate caps	500	2	—
Futures sold, not yet purchased	14	—	—
Forwards	183	—	(2)
Commitments to purchase government and municipal securities	193	14	—
Equity warrants	15	1	—
Collateralized debt obligation liabilities	170	—	(38)
Options purchased	10	—	—
Options embedded in convertible debt securities	803	189	—

Total	$2,392	$209	$(40)

Separate accounts
Futures purchased	$884	$—	$(8)
Futures sold, not yet purchased	10	—	—
Commitments to purchase government and municipal securities	17	—	—
Options purchased	65	1	—
Options written	70	—	—

Total	$1,046	$1	$(8)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Options embedded in convertible debt securities are classified as fixed maturity securities in the Condensed Consolidated Balance Sheets, consistent with the host instruments.

Fair Value Hedges

The Company’s hedging activities primarily involve hedging interest rate and foreign currency exposures. The ineffective portion of fair value hedges that under SFAS 133 meet the criteria for hedge accounting was approximately $1 million and $0 for the three months ended March 31, 2002 and 2001.

Note F. Legal Proceedings and Contingent Liabilities

Tobacco Litigation

Four CNA insurance subsidiaries are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. (Liggett). The lawsuit was filed by Liggett and its current parent, Brooke Group Holding Inc., in the Delaware Superior Court, New Castle County, on January 26, 2000. The lawsuit, which involves numerous insurers, concerns coverage issues relating to over 1,000 tobacco-related claims asserted against Liggett over the past 20 years. However, Liggett only began submitting claims for coverage under the policies in January 2000. The trial court granted the CNA insurance subsidiaries’ summary judgment motions asserting that they have no duty to defend or to indemnify as to a number of representative lawsuits. The Delaware Supreme Court has accepted an appeal of these rulings. CNA believes its coverage defenses are strong; therefore, based on facts and circumstances currently known, management believes that the ultimate outcome of the pending litigation will not materially affect the results of operations and/or financial position of CNA.

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

CNA has determined that a small portion of the premiums assumed under the IGI Program related to United States workers compensation “carve-out” business. CNA is aware that a number of reinsurers with workers compensation carve-out insurance exposure have disavowed their obligations under various legal theories. If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA’s potential liability will also be

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

reduced. Moreover, based on information known at this time, CNA reasonably believes it has strong grounds for avoiding a substantial portion of its United States workers compensation carve-out exposure through legal action.

As noted, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program. CNA believes it has valid and enforceable reinsurance contracts with the AAHRU Facility and other reinsurers with respect to the IGI Program, including the United States workers compensation carve-out business. However, certain reinsurers dispute their liabilities to CNA, and CNA has commenced arbitration proceedings against such reinsurers.

CNA has established reserves for its estimated exposure under the program and an estimate for recoverables from retrocessionaires.

The Company is pursuing a number of loss mitigation strategies. Although the results of these various actions to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty. As a result of these uncertainties, the results of operations in future years may be adversely affected by potentially significant reserve additions. Management does not believe that any such reserve additions will be material to the equity of the Company.

Other Litigation

CNAF and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of such other litigation will not, in the opinion of management, materially affect the results of operations and/or financial position of CNA.

Note G. Claim and Claim Adjustment Expense Reserves

CNA’s property-casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to settle all outstanding claims, including claims that are incurred but not reported, as of the reporting date. The Company’s reserve projections are based primarily on detailed analysis of the facts in each case, CNA’s experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of reserves.

Establishing loss reserves, including loss reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the operating income in the period that the need for such adjustments is determined.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Catastrophes are an inherent risk of the property-casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and financial position. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or the financial position of the company.

Environmental Pollution and Other Mass Tort and Asbestos Reserves (APMT)

CNA’s property-casualty insurance subsidiaries have potential exposures related to environmental pollution and other mass tort and asbestos claims.

The following table provides data related to CNA’s environmental pollution and other mass tort and asbestos claim and claim adjustment expense reserves.

Environmental Pollution and Other Mass Tort and Asbestos

	March 31, 2002		December 31, 2001

	Environmental		Environmental
	Pollution and		Pollution and
	Other Mass Tort	Asbestos	Other Mass Tort	Asbestos

(In millions)
Gross reserves	$779	$1,579	$820	$1,590
Ceded reserves	(195)	(355)	(203)	(386)

Net reserves	$584	$1,224	$617	$1,204

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfunds) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (PRPs). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,500 cleanup sites have been identified by the Environmental Protection Agency (EPA) and included on its National Priorities List (NPL). State authorities have designated many cleanup sites as well.

Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA’s adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an “absolute pollution exclusion.” CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2001 or the first three months of 2002, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA’s results of operations and/or financial position.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

As of March 31, 2002 and December 31, 2001, CNA carried approximately $584 million and $617 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. There was no environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended March 31, 2002. Unfavorable environmental pollution and other mass tort development for the three months ended March 31, 2001 amounted to $3 million.

CNA’s property-casualty insurance subsidiaries also have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future, and the uncertainties inherent in predicting the number of future claims.

As of March 31, 2002 and December 31, 2001, CNA carried approximately $1,224 million and $1,204 million of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended March 31, 2002. Unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended March 31, 2001 amounted to $21 million. CNA has attempted to manage its asbestos-related exposures by aggressively resolving older claims.

In addition, some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA currently has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed.

Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA’s ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA’s results of operations and/or financial condition.

The results of operations and financial condition of CNA in future years may continue to be adversely affected by environmental pollution and other mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as warranted.

Note H. Reinsurance

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

The Company’s overall reinsurance program includes certain property-casualty contracts, such as the corporate aggregate treaties discussed in more detail later in this section, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records a liability for substantially all of the premiums that are ceded under a reinsurance contract. The Company is required to increase the funds withheld balance at stated interest crediting rates. The funds withheld liability is reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Condensed Consolidated Balance Sheets.

Interest cost, on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost included in other net investment income, was $58 million and $36 million

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

for the first quarter of 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,877 million and $2,724 million at March 31, 2002 and December 31, 2001.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

The ceding of insurance does not discharge the primary liability of the Company. Therefore, a credit exposure exists with respect to property-casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance agreements.

The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

Three months ended March 31	Direct	Assumed	Ceded	Net

(In millions)
2002
Property-casualty	$2,440	$237	$1,015	$1,662
Accident and health	973	19	(12)	1,004
Life	263	21	113	171

Total earned premiums	$3,676	$277	$1,116	$2,837

2001
Property-casualty	$2,021	310	$866	$1,465
Accident and health	877	56	61	872
Life	258	77	174	161

Total earned premiums	$3,156	$443	$1,101	$2,498

For 2002, the Company has entered into an aggregate reinsurance treaty covering substantially all of the Company’s property-casualty lines of business (the 2002 Cover). The loss protection provided by the 2002 Cover is dependent on the level of subject premium, but there is a maximum aggregate limit of $1,125 million. Maximum ceded premium under the contract is $683 million, and premiums, claims recoveries and interest charges other than the reinsurer’s margin and related fees are made on a funds withheld basis. Interest is credited on funds withheld at 8%, and all premiums are deemed to have been paid as of January 1, 2002. Ceded premium related to the reinsurer’s margin in the amount of $3 million was recorded for the 2002 Cover for the three months ended March 31, 2002.

The aggregate reinsurance protection from the 2002 Cover attaches at a defined accident year loss and allocated loss adjustment expense (collectively, losses) ratio. Under the contract, CNA has the right to elect to cede losses to the 2002 Cover when its recorded accident year losses exceeds the attachment point. This election period expires March 31, 2004. If no losses are ceded by this date, the contract is deemed to be commuted. If CNA elects to cede any losses to the 2002 Cover, it must continue to cede all losses subject to the terms of the contract.

In 1999, the Company entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of the Company’s property-casualty lines of

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

business (the Aggregate Cover). The Company has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss and allocated loss adjustment expense (collectively, losses) ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500 million of ceded losses with an aggregate limit of $1 billion of ceded losses for the three year period. The ceded premiums are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld accrue at 8% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum.

The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the September 11, 2001 World Trade Center Disaster and related events (WTC event), the limit under this section was exhausted. Additionally, as a result of the significant reserve additions recorded during 2001, the $500 million limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500 million of limit on accident years 2000 and 2001 under the first section.

The impact of the Aggregate Cover on pretax operating results was as follows:

Impact of Aggregate Cover on Pretax Operating Results

For the three months ended March 31	2002	2001

(In millions)
Ceded earned premiums	$—	$(42)
Ceded claim and claim adjustment expense	—	39
Interest charges	(13)	(6)

Pretax impact on operating results	$(13)	$(9)

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760 million of ceded losses. The ceded premiums are a percentage of ceded losses and for the $760 million of limit, the ceded premium is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $563 million have been ceded under the CCC Cover through March 31, 2002.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The impact of the CCC Cover on pretax operating results was as follows:

Impact of CCC Cover on Pretax Operating Results

For the three months ended March 31	2002	2001

(In millions)
Ceded earned premiums	$(61)	$(1)
Ceded claim and claim adjustment expense	93	—
Interest charges	(10)	—

Pretax impact on operating results	$22	$(1)

Note I. Debt

Debt is composed of the following obligations.

Debt

	March 31,	December 31,
	2002	2001

(In millions)
Variable rate debt:
Credit facility — CNAF	$500	$500
Credit facility — CNA Surety	75	75
Senior notes:
7.250%, due March 1, 2003	133	133
6.250%, due November 15, 2003	250	250
6.500%, due April 15, 2005	491	491
6.750%, due November 15, 2006	249	249
6.450%, due January 15, 2008	149	149
6.600%, due December 15, 2008	199	199
8.375%, due August 15, 2012	68	68
6.950%, due January 15, 2018	148	148
Debenture, 7.250%, due November 15, 2023 - CNAF	240	240
Capital leases, 8.000%-19.980%, due through December 31, 2011	38	38
Other debt, 1.000%-8.500%, due through 2019	27	27

Total debt	$2,567	$2,567

The Company’s $500 million revolving credit facility is composed of two parts: a $250 million 364-day component with an expiration date of April 29, 2002 (with an option enabling CNAF to convert borrowings into a one-year term loan) and a $250 million three-year component with an April 30, 2004 expiration date. The option to convert the 364-day facility to a one-year term loan was exercised in April 2002. The term loan begins on April 29, 2002 and expires on April 29, 2003.

The Company pays a facility fee to the lenders for having funds available for loans under both components of the facility. The fee varies based on the long-term debt ratings of the Company. At March 31, 2002, the facility fee on the 364-day component was 15.0 basis points and the facility fee on the three-year component was 17.5 basis points. The facility fee paid to the lenders during the 364-day component commitment is not payable with respect to any period of time during which the one-year term loan is in effect.

In addition to the facility fees, the Company pays interest on any outstanding debt/borrowings under the facility based on a rate determined using the long-term debt ratings of the Company.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 60 basis points for the 364-day component and LIBOR plus 57.5 basis points for the three-year component. Further, if the Company has outstanding loans greater than 50% of the amounts available under the facility, the Company also will pay a utilization fee of 12.5 basis points on such loans.

A Moody’s Investors Service (Moody’s) downgrade of the CNAF senior debt rating from Baa2 to Baa3 would increase the facility fee on the three-year component of the facility from 17.5 basis points to 25 basis points. The applicable interest rate on the one-year term loan would increase from LIBOR plus 60 basis points to LIBOR plus 80 basis points and the applicable interest rate on the three-year facility component would increase from LIBOR plus 57.5 basis points to LIBOR plus 75 basis points. The utilization fee would remain unchanged on both components at 12.5 basis points.

The terms of CNA’s credit facility requires the Company to maintain certain financial ratios and combined property-casualty company statutory surplus levels. At March 31, 2002 and 2001, CNA was in compliance with all restrictive debt covenants.

Note J. Commitments and Contingencies

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At March 31, 2002 there were approximately $270 million of outstanding letters of credit.

The Company has committed approximately $181 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company has a commitment to purchase a $100 million floating rate note issued by the California Earthquake Authority in the event California earthquake-related insurance losses exceed $4.9 billion prior to December 31, 2002.

The Company is obligated to make future payments totaling $516 million for non-cancelable operating leases expiring from 2002 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $81 million in 2002; $94 million in 2003; $74 million in 2004; $64 million in 2005; and $203 million in 2006 and beyond.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note K. Comprehensive Income

Comprehensive income is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive (loss) income are shown below.

Comprehensive (Loss) Income

Three months ended March 31	2002	2001

(In millions)
Net income	$78	$295

Other comprehensive (loss) income:
Change in unrealized gains/losses on general account investments:
Holding (losses) gains arising during the period	(435)	202
Less: unrealized gains at beginning of period included in realized gains during the period	(11)	(60)

Net change in unrealized gains/losses on general account investments	(446)	142
Net change in unrealized gains/losses on separate accounts and other	(22)	19
Foreign currency translation adjustment	13	4
Allocation to participating policyholders’ and minority interests	5	(8)

Other comprehensive (loss) income, before tax and cumulative effect of a change in accounting principle	(450)	157
Deferred income tax benefit (expense) related to other comprehensive income (loss)	189	(38)

Other comprehensive (loss) income, before cumulative effect of a change in accounting principle	(261)	119
Cumulative effect of a change in accounting principle, net of tax of $0 and $31	—	58

Other comprehensive (loss) income, net of tax and cumulative effect of a change in accounting principle	(261)	177

Total comprehensive (loss) income	$(183)	$472

Note L. Business Segments

The Company’s reportable segments are strategic businesses that offer different types of products and services. The Company has five operating segments: Standard Lines, Specialty Lines, CNA Re, Group Operations and Life Operations. In addition to these five operating segments, certain other activities are reported in the Corporate and Other segment.

The Corporate and Other segment is comprised primarily of losses and expenses related to the centralized adjusting and settlement of APMT claims, certain run-off insurance operations and other operations. Additionally, the Corporate and Other segment’s results include interest expense on corporate borrowings, asbestos claims related to Fibreboard Corporation, eBusiness initiatives and CNA UniSource.

All significant intrasegment income and expense has been eliminated. Standard Lines’ other revenues and expenses include revenues for services provided by RSKCoSM to other units within the Standard Lines segment that are eliminated at the consolidated level. Intrasegment revenue and expenses eliminated at the consolidated level were approximately $36 million and $39 million for the three months ended March 31, 2002 and 2001.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

In the following two tables, the caption “net operating income (loss)” is used by the Company as an operating measure of segment performance. Net operating income (loss) is calculated by deducting net realized investment gains or losses (investment gains or losses after deduction of related income taxes and minority interests), gains or losses from discontinued operations, net of tax, and the cumulative effect of a change in accounting principle, net of tax and minority interest, from net income. Net realized investment gains or losses are excluded from net operating income because investment gains or losses related to the Company’s available-for-sale investment portfolio are largely discretionary, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Three months ended	Standard	Specialty		Group	Life	Corporate	Elimi-
March 31, 2002	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total

(In millions)
Revenues:
Net earned premiums	$1,010	$514	$137	$938	$240	$4	$(6)	$2,837
Net investment income	102	61	34	43	156	30	—	426
Other revenues	83	54	1	2	49	35	(40)	184

Total operating revenues	1,195	629	172	983	445	69	(46)	3,447

Claims, benefits and expenses	1,190	565	112	958	391	109	(46)	3,279
Operating income (loss) from continuing operations before income tax and minority interest	5	64	60	25	54	(40)	—	168
Income tax benefit (expense)	4	(24)	(19)	(8)	(19)	14	—	(52)
Minority interest	—	(5)	—	—	—	—	—	(5)

Net operating income (loss) from continuing operations	9	35	41	17	35	(26)	—	111
Realized investment gains, net of tax and participating policyholders’ and minority interests	5	(4)	8	5	9	(21)	—	2
Loss from discontinued operations, net of tax of $9	—	—	—	—	(35)	—	—	(35)

Net income (loss)	$14	$31	$49	$22	$9	$(47)	$—	$78

Receivables, net	$6,851	$3,129	$2,597	$1,027	$938	$3,089	$—	$17,631

Insurance reserves	$14,631	$7,244	$5,406	$2,708	$8,199	$5,257	$(10)	$43,435

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Three months ended	Standard	Specialty		Group	Life	Corporate	Elimi-
March 31, 2001	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total

(In millions)
Revenues:
Net earned premiums	$858	$458	$159	$818	$215	$4	$(14)	$2,498
Net investment income	162	92	48	43	133	29	—	507
Other revenues	83	33	—	5	74	40	(42)	193

Total operating revenues	1,103	583	207	866	422	73	(56)	3,198

Claims, benefits and expenses	1,016	516	182	846	357	155	(56)	3,016
Restructuring and other related charges	—	—	—	—	—	6	—	6

Operating income (loss) from continuing operations before income tax and minority interest	87	67	25	20	65	(88)	—	176
Income tax (expense) benefit	(22)	(18)	(7)	(5)	(23)	24	—	(51)
Minority interest	—	(6)	—	—	—	—	—	(6)

Net operating income (loss) from continuing operations	65	43	18	15	42	(64)	—	119
Realized investment gains, net of tax and participating policyholders’ and minority interests	78	32	16	4	45	62	—	237
(Loss) income from discontinued operations, net of tax of $0	—	—	—	—	0	—	—	—
Cumulative effect of a change in accounting principle, net of tax of $33	(30)	(14)	(5)	(1)	(3)	(8)	—	(61)

Net income (loss)	$113	$61	$29	$18	$84	$(10)	$—	$295

Receivables, net	$5,814	$1,935	$2,262	$1,201	$632	$2,454	$—	$14,298

Insurance reserves	$14,811	$6,166	$4,434	$2,619	$7,862	$2,863	$—	$38,755

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note M. Restructuring and Other Related Charges

2001 Restructuring

In 2001, the Company finalized and approved two separate restructuring plans. The first plan related to the Company’s Information Technology operations (the IT Plan). The second plan related to restructuring the property-casualty segments and Life Operations, discontinuation of the variable life and annuity business and consolidation of real estate locations (the 2001 Plan).

IT Plan

The overall goal of the IT Plan was to improve technology for the underwriting function and throughout the Company and to eliminate inefficiencies in the deployment of IT resources. The changes facilitate a strong focus on enterprise-wide system initiatives. The IT Plan had two main components, which included the reorganization of IT resources into the Technology and Operations Group with a structure based on centralized, functional roles and the implementation of an integrated technology roadmap that includes common architecture and platform standards that directly support the Company’s strategies.

In the first quarter of 2001, the Company incurred $6 million pretax of restructuring and other related charges for the IT Plan related to employee severance charges.

No restructuring and other related charges related to the IT Plan have been incurred in 2002; however, payments were made in the first quarter of 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining IT Plan accrual at March 31, 2002 and the activity in that accrual during the first quarter of 2002.

IT Plan Accrual

	Employee
	Termination
	And Related	Other
	Benefit Costs	Costs	Total

(In millions)
Accrued costs at December 31, 2001	$10	$1	$11
Payments charged against liability	(1)	—	(1)

Accrued costs at March 31, 2002	$9	$1	$10

The IT Plan is not expected to result in decreased operating expense in the foreseeable future because savings from the workforce reduction will be used to fund new technology-related initiatives. Employee termination and related benefit payments will continue through 2004 due to employment contract obligations.

2001 Plan

The overall goal of the 2001 Plan is to create a simplified and leaner organization for customers and business partners. The major components of the plan include a reduction in the number of strategic business units (SBUs) in the property-casualty operations, changes in the strategic focus of the Life Operations and consolidation of real estate locations. The reduction in the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

number of property-casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Life Operations include a decision to discontinue writing variable life and annuity business.

No restructuring and other related charges related to the 2001 Plan were incurred in 2002; however, payments were made in the first quarter of 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining 2001 Plan accrual as of March 31, 2002 and the activity in that accrual during the first quarter of 2002.

2001 Plan Accrual

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset
	Benefit Costs	Costs	Charges	Total

(In millions)
Accrued costs at December 31, 2001	$66	$56	$30	$152
Costs that did not require cash	—	—	(25)	(25)
Payments charged against liability	(34)	(6)	—	(40)

Accrued costs at March 31, 2002	$32	$50	$5	$87

Note N. Significant Transactions

CNA Vida Disposition

In March 2002, the Company completed the sale of the common stock of CNA Holdings Limited and its subsidiaries (CNA Vida), CNA’s life operations in Chile, to Consorcio Financiero S.A. (Consorcio). In connection with the sale, CNA received proceeds of $73 million and recorded an after-tax loss from discontinued operations of $35 million. This loss is composed of $37 million, net of tax, realized loss on the sale of CNA Vida and income of $2 million, net of tax, from CNA Vida’s operations for the three months ended March 31, 2002.

CNA Vida’s assets and liabilities at December 31, 2001 were $479 million and $367 million. CNA Vida’s net earned premiums were $24 million and $33 million and net operating income was $2 million and $0.4 million for the three months ended March 31, 2002 and 2001. CNA Vida’s results of operation, including the loss on sale, is presented as discontinued operations in all periods presented as required by SFAS 144.

2001 Dispositions and Planned Dispositions of Certain Subsidiaries

In 2001, the Company planned to dispose of certain subsidiaries of which certain subsidiaries were sold during the fourth quarter resulting in an after-tax loss of $38 million. Revenues and net operating loss of these subsidiaries, included in the results of the first quarter of 2001 totaled approximately $7 million and $3 million.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Certain other subsidiaries for which the Company’s intent to sell was announced during 2001, including the U.K. subsidiaries of CNA Re and CNA UniSource, a payroll processing company, continue to be held for disposition as of March 31, 2002. During 2001, a loss of approximately $150 million was recorded on these subsidiaries which were held for disposition but not yet sold, based upon impairment analyses. Such impairment analysis, which included determining the anticipated loss from the planned disposition of these subsidiaries, involved the estimation of the net realizable value of each subsidiary held for disposition.

The subsidiaries that continue to be held for disposition as of March 31, 2002 contributed revenues of approximately $48 million and $109 million and net operating losses of $2 million and $3 million in the first quarter of 2002 and 2001. The assets and net assets of these subsidiaries were approximately $2.7 billion and $0.1 billion as of March 31, 2002. The anticipated sale of the U.K. insurance subsidiaries will be subject to regulatory approval and all anticipated sales are expected to be completed in 2002.

The statutory surplus of CNA Re Ltd., CNA Re’s principal reinsurance company in the United Kingdom, was below the required regulatory minimum surplus level at December 31, 2001. After CCC contributed $120 million of capital on March 25, 2002, the surplus of CNA Re Ltd. is above the regulatory minimum.

Note O. Discontinued Operations

CNA reports net assets of discontinued operations, which primarily consists of operations discontinued in the mid-1990’s, in other assets on the Condensed Consolidated Balance Sheets. The following table provides more detailed information regarding those net assets.

Discontinued Operations

	March 31,	December 31,
(In millions)	2002	2001

Total investments	$471	$467
Other assets	249	264
Insurance reserves	(404)	(412)
Other liabilities	(21)	(25)

Net assets of discontinued operations	$295	$294

Note P. Related Party Transactions

CNA reimburses Loews, or pays directly to Loews employees, approximately $18 million annually for management fees, travel and related expenses, and expenses of investment facilities and services provided to CNA.

CNA and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. During the first quarter of 2002 and 2001, CNA received a tax refund of $91 million and $16 million from Loews.

CNA writes, at standard rates, a limited amount of insurance for Loews and its affiliates. Total premiums from Loews and its affiliates are approximately $6 million on an annual basis.

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

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety Corporation (Surety), a 64% owned and consolidated subsidiary of CNA, over a three year period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for Surety with respect to certain accounts and lines of insurance business. In the event that Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which their actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. Reinsurance balances payable under this stop loss contract were approximately $17 million and $22 million as of March 31, 2002 and December 31, 2001.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operations

The following discussion highlights significant factors influencing the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its controlled subsidiaries (CNA). CNA is one of the largest insurance organizations in the United States, and based on 2000 net written premiums, is the ninth largest property-casualty company and the 40th largest life insurance company.

As of March 31, 2002, Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes found on pages 1 to 24 and with CNAF’s Annual Report to Shareholders for the year ended December 31, 2001.

CNA conducts its operations through five operating segments: Standard Lines, Specialty Lines and CNA Re (which comprise the property-casualty segments), Group Operations and Life Operations. In addition to the five operating segments, certain other activities are reported in the Corporate and Other segment. These operating segments reflect the way CNA distributes its products to the marketplace, manages its operations and makes business decisions.

Segment disclosures of prior periods have been modified to conform to the current period presentation.

The following discussion of operating results focuses on “net operating income.” Net operating income is calculated by deducting net realized investment gains or losses (investment gains or losses after deduction of related income taxes and minority interests), gains or losses from discontinued operations, net of tax, and the cumulative effect of a change in accounting principle, net of tax and minority interest, from net income. Net operating income, as defined above, is used in management’s discussion of the results of operations because net realized investment gains or losses related to the Company’s available-for-sale investment portfolio are largely discretionary, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Operating Results

The following table summarizes key components of operating results for the three months ended March 31, 2002 and 2001.

Consolidated Operations

Three months ended March 31	2002	2001

(In millions, except per share data)
Operating revenues:
Net earned premiums	$2,837	$2,498
Net investment income	426	507
Other revenues	184	193

Total operating revenues	3,447	3,198
Claims, benefits and expenses	3,279	3,016
Restructuring and other related charges	—	6

Operating income from continuing operations before income tax and minority interest	168	176
Income tax expense	(52)	(51)
Minority interest	(5)	(6)

Net operating income from continuing operations	111	119
Realized investment gains, net of tax and minority interest	2	237
Loss from discontinued operations, net of tax of $9 and $0	(35)	0
Cumulative effect of a change in accounting principle, net of tax of $0 and $33	—	(61)

Net income	$78	$295

Basic and diluted earnings (loss) per share:
Net operating income from continuing operations	$0.50	$0.65
Net realized investment gains, net of tax and minority interest	0.01	1.30
Loss from discontinued operations, net of tax	(0.16)	0.00
Cumulative effect of a change in accounting principle, net of tax	—	(0.34)

Basic and diluted earnings per share available to common stockholders	$0.35	$1.61

Weighted average outstanding common stock and common stock equivalents	223.6	183.3

The following table summarizes net operating income (loss) by segment for the three months ended March 31, 2002 and 2001.

Net Operating Income (Loss) by Segment

Three months ended March 31	2002	2001

(In millions)
Standard Lines	$9	$65
Specialty Lines	35	43
CNA Re	41	18
Group Operations	17	15
Life Operations	35	42
Corporate and Other	(26)	(64)

Net operating income	$111	$119

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net operating income was $111 million, or $0.50 per share, for the first quarter of 2002 as compared with $119 million, or $0.65 per share, for the same period in 2001. The decrease in net operating income was due principally to lower net investment income, driven by decreased limited partnership income, lower portfolio yields and increased interest costs on funds withheld and other deposits. These decreases in net investment income were partially offset by improved underwriting results in the property-casualty segments.

Net income was $78 million, or $0.35 per share, for the first quarter of 2002 as compared with $295 million, or $1.61 per share, for the same period in 2001. Net realized investment gains for the first quarter of 2002 decreased $235 million as compared with the same period in 2001. Loss from discontinued operations, net of tax, of $35 million for the first quarter of 2002 and $0.4 million for the same period in 2001 relates to the operating results and loss on sale of Life Operations’ Chilean-based subsidiaries (CNA Vida). Included in the net income for 2001 was a charge of $61 million, net of tax, for the cumulative effect of a change in accounting principle for derivative financial instruments.

Net earned premiums increased $339 million for the first quarter of 2002 as compared with the same period in 2001 primarily as a result of a strong increasing rate trend in the property-casualty segments, reduced use of property-casualty reinsurance and premium growth in the Group and Life Operations. These increases were partially offset by decreased net earned premiums in CNA Re resulting from the decision to cease writing new business in its U.K. subsidiary.

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

The Company’s overall reinsurance program includes certain property-casualty contracts, such as the corporate aggregate treaties discussed in more detail later in this section, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records a liability for substantially all of the premiums that are ceded under a reinsurance contract. The Company is required to increase the funds withheld balance at stated interest crediting rates. The funds withheld liability is reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Condensed Consolidated Balance Sheets.

Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, included in other net investment income, was $58 million and $36 million for the first quarter of 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,877 million and $2,724 million at March 31, 2002 and December 31, 2001.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

For 2002, the Company has entered into an aggregate reinsurance treaty covering substantially all of the Company’s property-casualty lines of business (the 2002 Cover). The loss protection provided by the 2002 Cover is dependent on the level of subject premium, but there is a maximum aggregate limit of $1,125 million. Maximum ceded premium under the contract is $683 million, and premiums, claims recoveries and interest charges other than the reinsurer’s margin and related fees are made on a funds withheld basis. Interest is credited on funds withheld at 8%, and all premiums are deemed to have been paid as of January 1, 2002. Ceded premium related to the reinsurer’s margin in the amount of $3 million was recorded for the 2002 Cover for the three months ended March 31, 2002.

The aggregate reinsurance protection from the 2002 Cover attaches at a defined accident year loss and allocated loss adjustment expense (collectively, losses) ratio. Under the contract, CNA has the right to elect to cede losses to the 2002 Cover when its recorded accident year losses exceeds the attachment point. This election period expires March 31, 2004. If no losses are ceded by this date, the contract is deemed to be commuted. If CNA elects to cede any losses to the 2002 Cover, it must continue to cede all losses subject to the terms of the contract.

In 1999, the Company entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of the Company’s property-casualty lines of business (the Aggregate Cover). The Company has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss and allocated loss adjustment expense (collectively, losses) ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500 million of ceded losses with an aggregate limit of $1 billion of ceded losses for the three year period. The ceded premiums are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld accrue at 8% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum.

The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the September 11, 2001 World Trade Center Disaster and related events (WTC event), the limit under this section was exhausted. Additionally, as a result of the significant reserve additions recorded during 2001, the $500 million limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500 million of limit on accident years 2000 and 2001 under the first section.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The impact of the Aggregate Cover on pretax operating results was as follows:

Impact of Aggregate Cover on Pretax Operating Results

For the three months ended March 31	2002	2001

(In millions)
Ceded earned premiums	$—	$(42)
Ceded claim and claim adjustment expense	—	39
Interest charges	(13)	(6)

Pretax impact on operating results	$(13)	$(9)

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760 million of ceded losses. The ceded premiums are a percentage of ceded losses and for the $760 million of limit, the ceded premium is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $563 million have been ceded under the CCC Cover through March 31, 2002.

The impact of the CCC Cover on pretax operating results was as follows:

Impact of CCC Cover on Pretax Operating Results

For the three months ended March 31	2002	2001

(In millions)
Ceded earned premiums	$(61)	$(1)
Ceded claim and claim adjustment expense	93	—
Interest charges	(10)	—

Pretax impact on operating results	$22	$(1)

The impact by operating segment of the 2002 Cover, Aggregate Cover and the CCC Cover on pretax operating results was as follows:

Impact of 2002 Cover, Aggregate Cover and CCC Cover on Pretax Operating Results

For the three months ended March 31	2002	2001

(In millions)
Standard Lines	$(14)	$(5)
Specialty Lines	(2)	(2)
CNA Re	22	—
Corporate and Other	—	(3)

Pretax impact on operating results	$6	$(10)

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

2001 Restructuring

In 2001, the Company finalized and approved two separate restructuring plans. The first plan related to the Company’s Information Technology operations (the IT Plan). The second plan related to restructuring the property-casualty segments and Life Operations, discontinuation of variable life and annuity business and consolidation of real estate locations (the 2001 Plan).

IT Plan

The overall goal of the IT Plan was to improve technology for the underwriting function and throughout the Company and to eliminate inefficiencies in the deployment of IT resources. The changes facilitate a strong focus on enterprise-wide system initiatives. The IT Plan had two main components, which included the reorganization of IT resources into the Technology and Operations Group with a structure based on centralized, functional roles and the implementation of an integrated technology roadmap that includes common architecture and platform standards that directly support the Company’s strategies.

In the first quarter of 2001, the Company incurred $6 million pretax of restructuring and other related charges for the IT Plan related to employee severance charges.

No restructuring and other related charges related to the IT Plan have been incurred in 2002; however, payments were made in the first quarter of 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining IT Plan accrual at March 31, 2002 and the activity in that accrual during the first quarter of 2002. Approximately $5 million of the remaining accrual is expected to be paid out during the remainder of 2002.

IT Plan Accrual

	Employee
	Termination
	and Related	Other
	Benefit Costs	Costs	Total

(In millions)
Accrued costs at December 31, 2001	$10	$1	$11
Payments charged against liability	(1)	—	(1)

Accrued costs at March 31, 2002	$9	$1	$10

The IT Plan is not expected to result in decreased operating expense in the foreseeable future because savings from the workforce reduction will be used to fund new technology-related initiatives. Employee termination and related benefit payments will continue through 2004 due to employment contract obligations.

2001 Plan

The overall goal of the 2001 Plan is to create a simplified and leaner organization for customers and business partners. The major components of the plan include a reduction in the number of strategic business units (SBUs) in the property-casualty operations, changes in the strategic focus of the Life Operations and consolidation of real estate locations. The reduction in the number of property-casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Life Operations include a decision to discontinue writing variable life and annuity business.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

No restructuring and other related charges related to the 2001 Plan were incurred in 2002; however, payments were made in the first quarter of 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining 2001 Plan accrual as of March 31, 2002 and the activity in that accrual during the first quarter of 2002. Approximately $29 million of the remaining accrual is expected to be paid out during the remainder of 2002.

2001 Plan Accrual

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset
	Benefit Costs	Costs	Charges	Total

(In millions)
Accrued costs at December 31, 2001	$66	$56	$30	$152
Costs that did not require cash	—	—	(25)	(25)
Payments charged against liability	(34)	(6)	—	(40)

Accrued costs at March 31, 2002	$32	$50	$5	$87

Terrorism Exposure

CNA and the insurance industry incurred substantial losses related to the tragic events of September 11, 2001. For the most part, the Company believes the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished. The public debate following September 11 centered on the role, if any, the U.S. federal government should play in providing a “terrorism backstop” for the industry. Several legislative proposals were introduced, but as yet, Congress has not enacted any of the proposed solutions.

Without any federal backstop in place, CNA’s businesses are exposed to losses arising from terrorism events. The Company is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions, and use of reinsurance.

While the unexpired portion of the Company’s current reinsurance program placed prior to September 11, 2001 generally provides coverage for terrorism events, the Company expects that future property-casualty and certain group life and accident reinsurance renewals will either exclude coverage or be significantly limited with respect to terrorism events. The Company does not expect any terrorism exclusion to be included in future individual life reinsurance renewals.

The Company is generally including a terrorism exclusion or sub-limit in its primary and reinsurance assumed policy forms and contracts for large property risks in selected geographic areas. General liability and commercial auto policies for large commercial customers also generally exclude terrorism where permissible by law. The primary property and casualty policy forms applicable to new and renewal policies for small and middle market commercial customers will generally include a terrorism exclusion; however, these policy forms have not yet been approved in all states. Notwithstanding the policy exclusions described in this paragraph, the Company has decided to effectively remove the terrorism exclusion for both property and casualty coverage on policies for small and middle market commercial customers and is currently sending out notices accordingly. The Company expects that the exclusion will be removed as to all such policies until at least September of 2002. The Company is generally prohibited from excluding terrorism exposure from its primary workers compensation, individual life and group life and health policies.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Standard Lines

The following table summarizes key components of operating results for Standard Lines.

Operating Results

Three months ended March 31	2002	2001

(In millions)
Net written premiums	$1,077	$895
Net earned premiums	1,010	858
Underwriting loss	(108)	(83)
Net investment income	102	162
Net operating income	9	65
Ratios:
Loss and loss adjustment expense	77.2%	73.2%
Expense	31.9	33.8
Dividend	1.6	2.7

Combined	110.7%	109.7%

Net operating income decreased $56 million for the first quarter of 2002 as compared with the same period in 2001. This decrease is due primarily to a $39 million decrease in net investment income, including a decrease of $15 million in limited partnership income, and a decline in net underwriting results.

The combined ratio increased 1.0 points for the first quarter of 2002 as compared with the same period in 2001 and underwriting results declined by $25 million. This change is due to an increase in the loss ratio, partially offset by decreases in the expense and dividend ratios. The loss ratio increased 4.0 points primarily as a result of a significantly reduced benefit from the use of reinsurance in 2002, partially offset by strong improvement in gross current accident year loss experience. The expense ratio decreased 1.9 points primarily as a result of lower underwriting expenses resulting from decreased staff levels due to the 2001 Plan, partially offset by increased acquisition expenses. The dividend ratio decreased 1.1 points primarily as a result of unfavorable development in dividend reserves in 2001.

Net written premiums increased $182 million for the first quarter of 2002 as compared with the same period in 2001 as a result of strong rate increases, a higher level of new business and lower ceded premiums. Net earned premiums increased $152 million for the first quarter of 2002 as compared with the same period in 2001, due primarily to the increases in net written premium noted above.

Standard Lines achieved an average rate increase of 31% in the first quarter of 2002 for the contracts that renewed during the period and had a retention rate of 66% for those contracts that were up for renewal.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Specialty Lines

The following table summarizes key components of operating results for Specialty Lines.

Operating Results

Three months ended March 31	2002	2001

(In millions)
Net written premiums	$546	$417
Net earned premiums	514	458
Underwriting loss	(21)	(29)
Net investment income	61	92
Net operating income	35	43
Ratios:
Loss and loss adjustment expense	71.3%	68.9%
Expense	32.6	37.3
Dividend	0.1	0.1

Combined	104.0%	106.3%

Net operating income decreased $8 million for the first quarter of 2002 as compared with the same period in 2001 due primarily to decreased net investment income, partially offset by improved underwriting results and a non-recurring currency translation gain on U.S. dollar denominated investments held by an Argentinean subsidiary that is consolidated on a one quarter lag. The Argentine government changed its local currency and required conversion of all U.S. denominated investments to Argentine Pesos. This conversion resulted in a translation gain of $18 million, which was partially offset by the write-off of the goodwill of that entity in the amount of $10 million.

The combined ratio decreased 2.3 points for the first quarter of 2002 as compared with the same period in 2001 and underwriting results improved by $8 million. This improvement is due to a decrease in the expense ratio, partially offset by an increase in the loss ratio. The expense ratio decreased 4.7 points primarily as a result of lower underwriting expenses resulting from decreased staff levels due to the 2001 Plan and other expense reduction initiatives and an increased net earned premium base. The loss ratio increased 2.4 points due primarily to adverse prior year loss development in the marine line of business and reduced benefit from the use of reinsurance in 2002.

Net written premiums increased $129 million for the first quarter of 2002 as compared with the same period in 2001 due primarily to strong rate increases and increased production, particularly in the architects and engineers, long term care, and marine lines of business. Net earned premiums increased $56 million for the first quarter of 2002 as compared with the same period in 2001, attributable primarily to the increases in net written premium noted above.

The non-medical and medical professional liability and financial products lines of business achieved an average rate increase of 21% with a retention rate of 76% for the first quarter of 2002 for those contracts that were up for renewal. CNA Global achieved an average rate increase of 18% across its businesses during the first quarter of 2002 with a retention rate of 73%. Retention rates above apply to Specialty Lines excluding the CNA Guaranty and Credit, Surety and Warranty businesses.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

CNA Re

The following table summarizes key components of operating results for CNA Re.

Operating Results

Three months ended March 31	2002	2001

(In millions)
Net written premiums	$167	$201
Net earned premiums	137	159
Underwriting income (loss)	25	(23)
Net investment income	34	48
Net operating income	41	18
Ratios:
Loss and loss adjustment expense	41.3%	75.1%
Expense	40.4	39.2

Combined	81.7%	114.3%

Net operating income increased $23 million for the first quarter of 2002 as compared with the same period in 2001 due to improved underwriting results including an $18 million after-tax benefit from cessions to the CCC Cover in 2002, partially offset by a reduction in net investment income.

During the first quarter of 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re’s WTC event losses, the Company performed a treaty-by-treaty analysis of exposure. The Company’s loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re’s cedants. Information now available has caused CNA Re to increase its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144 million was offset on a net of reinsurance basis (before the impact of CCC Cover) by higher reinstatement premiums and a reduction of return premiums.

The increase in WTC related losses in accident year 2001 increased the level of losses ceded to the CCC Cover. Accordingly, CNA Re recognized an after-tax benefit of $18 million in the first quarter of 2002 related to the additional cessions to the CCC Cover.

The combined ratio improved 32.6 points for the first quarter of 2002 as compared with the same period in 2001 and underwriting results improved $48 million. The improvement in the combined ratio is due to a decrease in the loss ratio, partially offset by an increase in the expense ratio. The loss ratio decreased 33.8 points, due primarily to a $32 million net underwriting benefit related to the corporate aggregate reinsurance treaties and achieved rate increases for several lines of business, most notably in the global catastrophe and facultative business units. These improvements were partially offset by additional premiums and losses recorded as a result of the re-estimation of the WTC event as discussed above. The expense ratio increased 1.2 points due primarily to the reduced net earned premiums base.

Net written premiums decreased $34 million for the first quarter of 2002 as compared with the same period in 2001 principally as a result of the decision made in the third quarter of 2001 to cease new business writings in CNA Re’s U.K. subsidiary. Net earned premiums decreased $22 million for the first quarter of 2002 as compared with the same period in 2001 attributable primarily to the decreases in net written premiums noted above.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

During 2001 the Company announced its intention to sell the U.K. subsidiary of CNA Re. The planned sale is subject to regulatory approval and is anticipated to be completed in 2002.

Group Operations

The following table summarizes key components of operating results for Group Operations.

Operating Results

Three months ended March 31	2002	2001

(In millions)
Net earned premiums	$938	$818
Net investment income	43	43
Net operating income	17	15

Net operating income increased $2 million for the first quarter of 2002 as compared with the same period in 2001. This increase is primarily attributable to lower expenses in Group Benefits and diminished adverse effects from the occupational accident and Group Reinsurance discontinued lines of business.

Net earned premiums increased $120 million for the first quarter of 2002 as compared with the same period in 2001. This growth is due primarily to higher premiums in the Federal Markets mail handlers benefit program resulting from increased claim and cost containment fees. In addition there was growth in the disability, life and accident and long term care lines of business and in the Group Reinsurance business.

On April 16, 2002, the National Postal Mail Union informed CNA it had signed a contract with First Health Corporation to become the new underwriter and administrator of its health benefit plan effective January 1, 2003. CNA received $2.2 billion of revenue and recorded $10 million of net operating income from this contract in 2001. The loss of this contract is not anticipated to have an adverse material impact on 2002 net operating income.

Life Operations

The following table summarizes key components of operating results for Life Operations.

Operating Results

Three months ended March 31	2002	2001

(In millions)
Sales volume*	$467	$500
Net earned premiums	240	215
Net investment income	156	133
Net operating income	35	42

*Sales volume is a cash-based measure that includes premiums and annuity considerations, investment contract deposits and other sales activities that are not reported as premiums under accounting principles generally accepted in the United States of America (GAAP).

Net operating income decreased $7 million for the first quarter of 2002 as compared with the same period in 2001. This decrease is due primarily to lower operating results for the Index 500 product in Retirement Services because results in the first quarter of 2001 were unusually

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

favorable. In addition, unfavorable claims experience in Individual Life and in the viatical line of business in 2002 was partially offset by improved net investment income.

Sales volume decreased $33 million for the first quarter of 2002 as compared with the same period in 2001. Reduced sales in the variable products business, which the company decided to exit in the fourth quarter of 2001, were partially offset by increased sales in the Long Term Care and Individual Life businesses. Net earned premiums increased $25 million for the first quarter of 2002 as compared with the same period in 2001 attributable primarily to growth in the Long Term Care and Individual Life businesses.

Corporate and Other

The following table summarizes key components of operating results for Corporate and Other.

Operating Results

Three months ended March 31	2002	2001

(In millions)
Net investment income	$30	$29
Total operating revenues	69	73
Net operating loss	(26)	(64)

Net operating results improved $38 million for the first quarter of 2002 as compared with the same period in 2001. This improvement is due to $16 million of adverse development related to APMT claims in the first quarter of 2001 compared to no development in the first quarter of 2002, reduced underwriting expenses for e-Business initiatives, lower interest expense on corporate debt, and the absence of $4 million of restructuring and other related charges that occurred in the first quarter of 2001.

Total operating revenues decreased $4 million for the first quarter 2002 as compared with the same period in 2001, primarily as a result of decreased revenues for CNA UniSource.

In the second quarter of 2001, CNA planned the disposition of CNA UniSource, a payroll processor and professional employer organization (PEO). After exploring possible transactions to dispose of its PEO business, CNA UniSource exited the PEO business as of March 31, 2002. As of that date, substantially all existing PEO client contracts were terminated. All obligations related to the PEO operation are being run off in an orderly manner and the associated costs are included in continuing operations. The Company anticipates additional operating losses from the PEO run-off for the remainder of 2002. CNA UniSource’s payroll processing business, which has annual revenues of approximately $16 million, remains designated as held for sale.

Environmental Pollution and Other Mass Tort and Asbestos Reserves (APMT)

CNA’s property-casualty insurance subsidiaries have potential exposures related to APMT claims.

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfunds) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (PRPs). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,500 cleanup sites have been identified by the Environmental Protection Agency (EPA) and included on its National Priorities List (NPL). State authorities have designated many cleanup sites as well.

Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA’s adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an “absolute pollution exclusion.” CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2001 or the first three months of 2002, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA’s results of operations and/or financial position.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

As of March 31, 2002 and December 31, 2001, CNA carried approximately $584 million and $617 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. There was no environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended March 31, 2002. Unfavorable environmental pollution and other mass tort development for the three months ended March 31, 2001 amounted to $3 million.

CNA’s property-casualty insurance subsidiaries also have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future, and the uncertainties inherent in predicting the number of future claims.

As of March 31, 2002 and December 31, 2001, CNA carried approximately $1,224 million and $1,204 million of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended March 31, 2002. Unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended March 31, 2001 amounted to $21 million. CNA has attempted to manage its asbestos-related exposures by aggressively resolving older claims.

In addition, some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA currently has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed.

Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA’s ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA’s results of operations and/or financial condition.

The results of operations and financial condition of CNA in future years may continue to be adversely affected by environmental pollution and other mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as warranted.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Investments

The components of net investment income for the three months ended March 31, 2002 and 2001 are presented in the following table.

Net Investment Income

Three months ended March 31	2002	2001

(In millions)
Fixed maturity securities:
Bonds:
Taxable	$414	$409
Tax-exempt	33	34
Limited partnerships	7	36
Short-term investments	16	42
Other, including interest on funds withheld and other deposits	(30)	2

Gross investment income	440	523
Investment expense	(14)	(16)

Net investment income	$426	$507

The Company experienced lower net investment income for the three months ended March 31, 2002 as compared with the same period in 2001. The decrease was due primarily to adverse results from a limited partnership, lower portfolio yields and increased interest costs on funds withheld and other deposits, which are described in the Results of Operations. The yield on the bond segment of the investment portfolio was 6.0% in the first three months of 2002 as compared with 6.6% during the same period in 2001.

The components of net realized investment gains (losses) for the three months ended March 31, 2002 and 2001 are presented in the following table.

Net Realized Investment Gains (Losses)

Three months ended March 31	2002	2001

(In millions)
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$5	$128
Corporate and other taxable bonds	9	(8)
Tax-exempt bonds	2	53
Asset-backed bonds	9	51
Redeemable preferred stock	(14)	—

Total fixed maturity securities	11	224
Equity securities	7	72
Derivative securities	(21)	(5)
Other invested assets	4	89

Total realized investment gains	1	380
Allocated to participating policyholders’ and minority interests	—	(9)
Income tax benefit (expense)	1	(134)

Net realized investment gains	$2	$237

Net realized investment gains decreased $235 million for the first quarter of 2002 compared with the same period in 2001. This change is due primarily to decreased gains on the sales of fixed maturity securities and the absence of a $58 million gain on the sale of the 180 Maiden Lane, New York, facility that occurred in the first quarter of 2001.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

A primary objective in the management of the fixed maturity portfolio is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or credit considerations. This activity will produce realized gains and losses depending on market conditions including interest rates.

Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying financial statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income.

The following table presents the carrying values of the Company’s investments at March 31, 2002 and December 31, 2001, and the change in unrealized gains (losses) of those securities included in other comprehensive income for the three months ended March 31, 2002.

			Three Months
			Ended
			March 31,
			2002
			Change in
			Unrealized
	March 31,	December 31,	(Losses)
General Account Investments	2002	2001	Gains

(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$5,084	$5,081	$(32)
Asset-backed securities	8,227	7,723	(124)
Tax-exempt securities	3,088	2,720	1
Taxable securities	12,555	13,403	(266)
Redeemable preferred stock	52	48	(3)
Options embedded in convertible debt securities	158	189	—

Total fixed maturity securities	29,164	29,164	(424)

Equity securities:
Common stock	881	996	30
Non-redeemable preferred stock	369	342	(23)

Total equity securities	1,250	1,338	7

Short-term investments	3,184	3,740	(29)
Other investments	1,616	1,584	—

Total investments	$35,214	$35,826	(446)

Separate account business and other			(17)

Change in unrealized gains (losses) reported in other comprehensive income			$(463)

The Company’s general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized loss of $101 million at March 31, 2002 compared with a net unrealized gain of $345 million at December 31, 2001. The unrealized position at March 31, 2002 was composed of a net unrealized loss of $230 million for fixed maturities, a net unrealized loss of $48 million for short-term investments and a net unrealized gain of $177 million for equity securities.

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

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 92% of which were rated as investment grade at both March 31, 2002 and December 31, 2001. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

General Account Bond Ratings

	March 31,		December 31,
	2002	%	2001	%

(In millions)
U.S. Government and affiliated agency securities	$5,575	19%	$5,715	20%
Other AAA rated	9,854	34	9,204	32
AA and A rated	5,708	20	6,127	21
BBB rated	5,550	19	5,583	19
Below investment-grade	2,425	8	2,487	8

Total	$29,112	100%	$29,116	100%

Both at March 31, 2002 and December 31, 2001, approximately 98% of the general account portfolio were U.S. Government agencies or were rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies, outside brokers or Company management.

Below investment-grade bonds, as presented in the table above, are high-yield securities rated below BBB by bond rating agencies, as well as other unrated securities that, in the opinion of management, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

Included in CNA’s general account fixed maturity securities at March 31, 2002 are $8,227 million of asset-backed securities, at fair value, consisting of approximately 67% in collateralized mortgage obligations (CMOs), 11% in U.S. Government agency issued pass-through certificates, 13% in corporate asset-backed obligations and 9% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Short-term investments at March 31, 2002 and December 31, 2001 consisted primarily of commercial paper and money market funds. The carrying value of the components of the general account short-term investment portfolio are presented in the following table.

Short-term investments

	March 31,	December 31,
	2002	2001

(In millions)
Commercial paper	$1,716	$1,194
U.S. Treasury securities	—	175
Money market funds	695	1,641
Other	773	730

Total short-term investments	$3,184	$3,740

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk). CNA considers the derivatives in its general account to be held for purposes other than trading. Derivative securities are recorded at fair value at the reporting date.

Most derivatives in separate accounts are held for trading purposes. The Company uses these derivatives to mitigate market risk by purchasing Standard & Poor’s 500® (S&P 500®) index futures in a notional amount equal to the contract liability relating to Life Operations’ Index 500 guaranteed investment contract product.

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

The sensitivity analysis estimates the decline in the market value of the Company’s interest sensitive assets and liabilities that were held on March 31, 2002 and December 31, 2001 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at March 31, 2002 and December 31, 2001, with all other variables held constant.

Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at March 31, 2002 and December 31, 2001 with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At March 31, 2002, a 10% and 25% decrease in the Index would result in a $394 million and $986 million decrease compared to $366 million and $914 million decrease at December 31, 2001, in the market rate of the Company’s equity investments.

Of these amounts, under the 10% and 25% scenarios, $169 million and $423 million at March 31, 2002 and $163 million and $407 million at December 31, 2001 pertained to decreases in the market value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the market value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following tables present the estimated effects on the market value of the Company’s financial instruments at March 31, 2002 and December 31, 2001, due to an increase in interest rates of 100 basis points, a decline of 10% in foreign currency exchange rates and a 10% decline in the Index.

		Increase (Decrease)

Market Risk Scenario 1	Market	Interest	Currency	Equity
March 31, 2002	Value	Rate Risk	Risk	Risk

(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$29,164	$(1,612)	$(43)	$(47)
Equity securities	1,250	—	(29)	(122)
Short-term investments	3,184	(2)	(13)	—
Limited partnerships	1,367	54	—	(56)
Other invested assets	247	—	—	—
Interest rate caps	1	2	—	—
Interest rate swaps	1	(6)	—	—
Other derivative securities	—	—	22	—

Total general account	35,214	(1,564)	(63)	(225)

Separate accounts:
Fixed maturity securities	1,940	(113)	—	—
Equity securities	146	—	—	(15)
Short-term investments	105	—	—	—
Other invested assets	538	—	—	(54)

Total separate accounts	2,729	(113)	—	(69)

Total all securities held for other than trading purposes	37,943	(1,677)	(63)	(294)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	261	(3)	—	(9)
Equity securities	19	—	—	(2)
Short-term investments	270	—	—	—
Limited partnerships	352	—	—	(2)
Equity indexed futures	—	2	—	(87)
Other derivative securities	—	(1)	—	—

Total all securities held for trading purposes	902	(2)	—	(100)

Total all securities	$38,845	$(1,679)	$(63)	$(394)

Debt (carrying value)	$2,567	$(98)	$—	$—

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

		Increase (Decrease)

Market Risk Scenario 1	Market	Interest	Currency	Equity
December 31, 2001	Value	Rate Risk	Risk	Risk

(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$29,164	$(1,500)	$(38)	$(20)
Equity securities	1,338	—	(23)	(129)
Short-term investments	3,740	(1)	(14)	—
Limited partnerships	1,307	51	—	(54)
Other invested assets	258	—	—	—
Interest rate caps	2	2	—	—
Interest rate swaps	3	(9)	—	—
Other derivative securities	14	(12)	18	—

Total general account	35,826	(1,469)	(57)	(203)

Separate accounts:
Fixed maturity securities	2,039	(120)	—	—
Equity securities	149	—	—	(15)
Short-term investments	98	—	—	—
Other invested assets	533	—	—	(53)

Total separate accounts	2,819	(120)	—	(68)

Total all securities held for other than trading purposes	38,645	(1,589)	(57)	(271)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	308	(5)	—	(5)
Equity securities	12	—	—	(1)
Short-term investments	296	—	—	—
Limited partnerships	342	—	—	(2)
Equity indexed futures	—	2	—	(87)
Other derivative securities	1	1	—	—

Total all securities held for trading purposes	959	(2)	—	(95)

Total all securities	$39,604	$(1,591)	$(57)	$(366)

Debt (carrying value)	$2,567	$(104)	$—	$—

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following tables present the estimated effects on the market value of the Company’s financial instruments at March 31, 2002 and December 31, 2001, due to an increase in interest rates of 150 basis points, a decline of 20% in foreign currency exchange rates and a 25% decline in the Index.

		Increase (Decrease)

Market Risk Scenario 2	Market	Interest	Currency	Equity
March 31, 2002	Value	Rate Risk	Risk	Risk

(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$29,164	$(2,429)	$(85)	$(117)
Equity securities	1,250	—	(58)	(306)
Short-term investments	3,184	(2)	(26)	—
Limited partnerships	1,367	81	—	(140)
Other invested assets	247	—	—	—
Interest rate caps	1	3	—	—
Interest rate swaps	1	(9)	—	—
Other derivative securities	—	—	43	—

Total general account	35,214	(2,356)	(126)	(563)

Separate accounts:
Fixed maturity securities	1,940	(168)	—	—
Equity securities	146	—	—	(37)
Short-term investments	105	—	—	—
Other invested assets	538	—	—	(134)

Total separate accounts	2,729	(168)	—	(171)

Total all securities held for other than trading purposes	37,943	(2,524)	(126)	(734)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	261	(4)	—	(23)
Equity securities	19	—	—	(5)
Short-term investments	270	—	—	—
Limited partnerships	352	—	—	(6)
Equity indexed futures	—	3	—	(218)
Other derivative securities	—	(2)	—	—

Total all securities held for trading purposes	902	(3)	—	(252)

Total all securities	$38,845	$(2,527)	$(126)	$(986)

Debt (carrying value)	$2,567	$(142)	$—	$—

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

		Increase (Decrease)

Market Risk Scenario 2	Market	Interest	Currency	Equity
December 31, 2001	Value	Rate Risk	Risk	Risk

(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$29,164	$(2,203)	$(75)	$(51)
Equity securities	1,338	—	(47)	(322)
Short-term investments	3,740	(1)	(28)	—
Limited partnerships	1,307	77	—	(134)
Other invested assets	258	—	—	—
Interest rate caps	2	3	—	—
Interest rate swaps	3	(14)	—	—
Other derivative securities	14	(17)	36	—

Total general account	35,826	(2,155)	(114)	(507)

Separate accounts:
Fixed maturity securities	2,039	(176)	—	—
Equity securities	149	—	—	(37)
Short-term investments	98	—	—	—
Other invested assets	533	—	—	(133)

Total separate accounts	2,819	(176)	—	(170)

Total all securities held for other than trading purposes	38,645	(2,331)	(114)	(677)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	308	(7)	—	(12)
Equity securities	12	—	—	(2)
Short-term investments	296	—	—	—
Limited partnerships	342	—	—	(6)
Equity indexed futures	—	3	—	(217)
Other derivative securities	1	2	—	—

Total all securities held for trading purposes	959	(2)	—	(237)

Total all securities	$39,604	$(2,333)	$(114)	$(914)

Debt (carrying value)	$2,567	$(151)	$—	$—

Liquidity and Capital Resources

The principal operating cash flow sources of CNA’s property-casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the three months ended March 31, 2002 net cash used in operating activities was $78 million as compared with $180 million for the same period in 2001. The improvement related primarily to increased premium receipts.

Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the three months ended March 31, 2002, net cash inflows from investing activities was $35 million as compared with $331 million for the same period in 2001. Cash inflows from investing activities for the three months ended March 31, 2001 included net sale proceeds of

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

$264 million related to the sale of the 180 Maiden Lane, New York, facility effective January 30, 2001.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments. For the three months ended March 31, 2002, net cash used in financing activities was $5 million as compared with $172 million for the same period in 2001. Cash used in financing for the three months ended March 31, 2001 included $149 million of principal payments on debt.

The Company is closely managing the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. The Company does not anticipate any liquidity problems resulting from these payments. Approximately 41%, 39% and 17% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A. As of May 3, 2002, the Company has paid $294 million in claims and recovered $135 million from reinsurers.

The Company’s long-term debt and capital lease obligations are composed of the following.

Debt

	March 31,	December 31,
	2002	2001

(In millions)
Variable rate debt:
Credit facility — CNAF	$500	$500
Credit facility — CNA Surety	75	75
Senior notes:
7.250%, due March 1, 2003	133	133
6.250%, due November 15, 2003	250	250
6.500%, due April 15, 2005	491	491
6.750%, due November 15, 2006	249	249
6.450%, due January 15, 2008	149	149
6.600%, due December 15, 2008	199	199
8.375%, due August 15, 2012	68	68
6.950%, due January 15, 2018	148	148
Debenture, 7.250%, due November 15, 2023 — CNAF	240	240
Capital leases, 8.000%-19.980%, due through December 31, 2011	38	38
Other debt, 1.000%-8.500%, due through 2019	27	27

Total debt	$2,567	$2,567

The Company has an existing shelf registration statement under which the Company may issue an aggregate of $549 million of debt or equity securities, declared effective by the Securities and Exchange Commission.

The Company’s $500 million revolving credit facility is composed of two parts: a $250 million 364-day component with an expiration date of April 29, 2002 (with an option enabling CNAF to convert borrowings into a one-year term loan) and a $250 million three-year component with an April 30, 2004 expiration date. The option to convert the 364-day facility to a one-year term loan was exercised in April 2002. The term loan begins on April 29, 2002 and expires on April 29, 2003.

The Company pays a facility fee to the lenders for having funds available for loans under both components of the facility. The fee varies based on the long-term debt ratings of the Company.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

At March 31, 2002, the facility fee on the 364-day component was 15.0 basis points and the facility fee on the three-year component was 17.5 basis points. The facility fee paid to the lenders during the 364-day component commitment period is not payable with respect to any period of time during which the one-year term loan is in effect.

In addition to the facility fees, the Company pays interest on any outstanding debt/borrowings under the facility based on a rate determined using the long-term debt ratings of the Company. The interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 60 basis points for the 364-day component and LIBOR plus 57.5 basis points for the three-year component. Further, if the Company has outstanding loans greater than 50% of the amounts available under the facility, the Company will also pay a utilization fee of 12.5 basis points on such loans.

A Moody’s downgrade of the CNAF senior debt rating from Baa2 to Baa3 would increase the facility fee on the three-year component of the facility from 17.5 basis points to 25 basis points. The applicable interest rate on the one-year term loan would increase from LIBOR plus 60 basis points to LIBOR plus 80 basis points and the applicable interest rate on the three-year facility component would increase from LIBOR plus 57.5 basis points to LIBOR plus 75 basis points. The utilization fee would remain unchanged on both components at 12.5 basis points.

The terms of CNA’s credit facility requires the Company to maintain certain financial ratios and combined property-casualty company statutory surplus levels. At March 31, 2002 and 2001, CNA was in compliance with all restrictive debt covenants.

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At March 31, 2002 there were approximately $270 million of outstanding letters of credit.

The Company has committed approximately $181 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company has a commitment to purchase a $100 million floating rate note issued by the California Earthquake Authority in the event California earthquake-related insurance losses exceed $4.9 billion prior to December 31, 2002.

The Company is obligated to future payments totaling $516 million for non-cancelable operating leases expiring from 2002 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $81 million in 2002; $94 million in 2003; $74 million in 2004; $64 million in 2005; and $203 million in 2006 and beyond.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries are rated by major rating agencies, and these ratings reflect the rating agency’s opinion of the insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The table below reflects ratings issued by A.M. Best, S&P, Moody’s and Fitch as of April 22, 2002 for the CCC Pool, the Continental Insurance Company (CIC) Pool and the Continental Assurance Company (CAC) Pool. Also rated were CNAF’s senior debt and commercial paper and The Continental Corporation (Continental) senior debt.

Debt Ratings

	Insurance Ratings			CNAF
Continental
	CCC Pool	CAC Pool	CIC Pool	Senior	Commercial	Senior
	Financial Strength			Debt	Paper	Debt

A.M. Best	A	A	A	BBB	AMB-2	BBB-
Fitch	A	AA-	A	BBB	NR	BBB
Moody’s	A3	A2 (Negative)*	A3	Baa2	P2	Baa3
S&P	A-	A+	A-	BBB-	A3	BBB-

NR = Not Rated
*     CAC and Valley Forge Life Insurance Company (VFL) are rated separately by Moody’s and both have an A2 rating.

On March 26, 2002, Fitch assigned an “A” stable insurer financial strength rating for the CIC Pool, and a “BBB” rating for Continental senior debt. Prior to this date both the CIC Pool and the Continental debt were not rated by Fitch.

CCC has entered into an agreement, effective January 24, 2002, to guarantee the policyholder obligations of CNA Insurance Company Limited, CNA Insurance Company (Europe) Limited (CIE) and Maritime Insurance Company Limited (Maritime) in order to preserve their S&P rating of “A-”. This agreement remains in force until the earlier of December 2007, or such time as the companies are informed in writing by S&P that the guarantee is no longer required to maintain the rating for CIE and Maritime consistent with the rating of CCC. This agreement received the approval of the Illinois Department of Insurance (the Department) in April 2002. Upon receiving the Department approval, S&P reaffirmed the above-mentioned companies’ rating of “A-” and assigned a stable outlook.

CNAF’s ability to pay dividends and other credit obligations is significantly dependent on receipt of dividends from its subsidiaries. The payment of dividends to CNAF by its insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval of the respective state insurance departments.

Dividends from the CCC Pool are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains (which under statutory accounting includes cumulative earnings of CCC’s subsidiaries) from unassigned surplus. As of March 31, 2002, CCC is in a negative earned surplus position. In February 2002, the Department approved an extraordinary dividend in the amount of $117 million to be used to fund CNAF’s 2002 debt service requirements. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and indefinite-lived intangible assets, including goodwill recorded in past business combinations, ceased upon adoption of SFAS 142, which for CNA was January 1, 2002. As permitted by SFAS 142, the Company will complete goodwill and other acquired intangible asset impairment tests in 2002. Goodwill and other intangible assets of $247 million, which is reflected on the March 31, 2002 Condensed Consolidated Balance Sheet, will be tested for impairment. Any resulting asset impairments will be recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. If the provisions of SFAS 142, regarding no longer amortizing goodwill and indefinite-lived intangible assets, were applied to prior periods, net income for the first three months of 2001 would have been $300 million and basic and diluted earnings per share would have been $1.64 per share.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Effective January 1, 2002, CNA adopted this statement for all impairments of long-lived assets and for long-lived assets to be disposed of occurring after January 1, 2002. The adoption of SFAS 144 did not have a significant impact on the net income or financial position of the Company; however, it did impact the income statement presentation of certain operations sold in 2002.

FORWARD LOOKING STATEMENTS

This quarterly report includes a number of statements which relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as “believes”, “expects”, “intends”, “anticipates”, “estimates”, and similar expressions. Forward-looking statements in this quarterly report include expected losses in the Company’s insurance business, including losses for asbestos, environmental pollution and other mass tort claims; the Company’s expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company’s restructuring activities; and expected proceeds and terms of, and other matters concerning, the Company’s planned disposition of its U.K. reinsurance business; and the Company’s proposed actions in response to trends in its business.

Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions;

•	changes in financial markets such as fluctuations in interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of the Enron bankruptcy on energy and capital markets, and on the markets for directors & officers and errors & omissions coverages;

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

•	changes in foreign or domestic political, social and economic conditions, including the possible occurrence of terrorist attacks;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions and rulings;

•	regulatory limitations and restrictions upon the Company;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates;

•	product and policy availability and demand and market responses, including the effect of the absence of applicable terrorism legislation on coverages;

•	development of claims and the impact on loss reserves;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts;

•	changes in the Company’s composition of operation segments;

•	exposure to liabilities due to claims made by insured and others relating to asbestos remediation and health-based asbestos impairments, and exposure to liabilities for environmental pollution and other mass tort claims;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the possibility of changes in the Company’s ratings by ratings agencies and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.

Any forward-looking statements made in this quarterly report are made by the Company as of the date of this quarterly report. The Company does not have any obligation to update or revise any forward-looking statement contained in this quarterly report, even if the Company’s expectations or any related events, conditions or circumstances change.

CNA FINANCIAL CORPORATION
Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K:

On January 25, 2002, CNA Financial Corporation filed a report on Form 8-K announcing its preliminary 2001 fourth quarter and year end results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNA FINANCIAL CORPORATION

Date:	May 10, 2002	By: /s/ Robert V. Deutsch
Robert V. Deutsch
Executive Vice President and
Chief Financial Officer