Form 10-Q
period 2002-06-30
CNA FINANCIAL CORP
filed 2002-08-14
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002          Commission File Number 1-5823

CNA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-6169860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNA Plaza Chicago, Illinois	60685
(Address of principal executive offices)	(Zip Code)

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

Yes ✓ No...

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2002

Common Stock, Par value $2.50	223,596,861

CNA FINANCIAL CORPORATION
INDEX

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2002	2001

(In millions, except share data)
Assets
Investments:
Fixed maturity securities available-for-sale (amortized cost of $30,182 and $28,970 )	$30,330	$29,164
Equity securities available-for-sale (cost of $1,068 and $1,168)	1,149	1,338
Mortgage loans and real estate (less accumulated depreciation of $53 and $1)	59	35
Policy loans	186	194
Other invested assets	1,423	1,355
Short-term investments	4,097	3,740

Total investments	37,244	35,826
Cash and cash equivalents	145	142
Receivables:
Reinsurance	13,775	13,823
Insurance	4,051	4,006
Less allowance for doubtful accounts	(361)	(351)
Accrued investment income	407	385
Receivables for securities sold	880	443
Deferred acquisition costs	2,513	2,424
Prepaid reinsurance premiums	1,449	1,221
Federal income taxes recoverable (includes $0 and $617 due from Loews)	—	611
Deferred income taxes	840	737
Property and equipment at cost (less accumulated depreciation of $761 and $797)	391	444
Intangibles	247	265
Other assets	2,080	2,194
Separate account business	3,387	3,798

Total assets	$67,048	$65,968

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$30,386	$31,266
Unearned premiums	4,914	4,505
Future policy benefits	7,158	7,306
Policyholders’ funds	565	546
Collateral on loaned securities and derivatives	2,071	923
Payables for securities purchased	1,522	606
Participating policyholders’ funds	114	118
Debt	2,567	2,567
Reinsurance balances payable	2,719	2,723
Federal income taxes payable (includes $63 and $0 due to Loews)	69	—
Other liabilities	2,915	3,019
Separate account business	3,387	3,798

Total liabilities	58,387	57,377

Commitments and contingencies (Note D, F, G, H, J and N)
Minority interest	234	224
Stockholders’ equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 225,850,270 shares issued at June 30, 2002 and December 31, 2001; and 223,596,861 shares outstanding at June 30, 2002 and December 31, 2001)	565	565
Additional paid-in capital	1,031	1,031
Retained earnings	6,796	6,683
Accumulated other comprehensive income	175	226
Treasury stock, at cost	(70)	(70)

	8,497	8,435
Notes receivable for the issuance of common stock	(70)	(68)

Total stockholders’ equity	8,427	8,367

Total liabilities and stockholders’ equity	$67,048	$65,968

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001
(In millions, except per share data)
Revenues
Net earned premiums	$2,826	$1,587	$5,663	$4,085
Net investment income	502	402	928	909
Realized investment (losses) gains, net of participating policyholders’ and minority interests	(162)	567	(161)	938
Other revenues	152	152	336	345

Total revenues	3,318	2,708	6,766	6,277

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	2,382	4,277	4,692	6,346
Amortization of deferred acquisition costs	462	450	902	874
Other operating expenses	392	498	884	978
Restructuring and other related charges	—	56	—	62
Interest	38	41	75	84

Total claims, benefits and expenses	3,274	5,322	6,553	8,344

Income (loss) from continuing operations before income tax and minority interest	44	(2,614)	213	(2,067)
Income tax (expense) benefit	(4)	855	(55)	670
Minority interest	(5)	(6)	(10)	(12)

Income (loss) from continuing operations	35	(1,765)	148	(1,409)
Income (loss) from discontinued operations, net of tax of $0, $0, $9, and $0	—	3	(35)	3

Income (loss) before cumulative effect of a change in accounting principle	35	(1,762)	113	(1,406)
Cumulative effect of a change in accounting principle, net of tax of $33	—	—	—	(61)

Net income (loss)	$35	$(1,762)	$113	$(1,467)

Basic and Diluted Earnings (Loss) Per Share
Income (loss) from continuing operations	$0.16	$(9.62)	$0.67	$(7.67)
Income (loss) from discontinued operations, net of tax	—	0.01	(0.16)	0.01

Income (loss) before cumulative effect of a change in accounting principle	0.16	(9.61)	0.51	(7.66)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.34)

Basic and diluted earnings (loss) per share available to common stockholders	$0.16	$(9.61)	$0.51	$(8.00)

Weighted average outstanding common stock and common stock equivalents	223.6	183.3	223.6	183.3

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2002	2001
(In millions)
Cash Flows from Operating Activities
Net income (loss)	$113	$(1,467)
Adjustments to reconcile net income (loss) to net cash flows provided (used) by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	61
Loss on disposals of property and equipment	7	63
Minority interest	10	12
Deferred income tax provision	(34)	(83)
Net realized investment losses (gains)	161	(939)
Realized loss from discontinued operations, net of tax	37	—
Equity method income	(47)	(37)
Amortization of intangibles	—	11
Amortization of bond discount	(65)	(124)
Depreciation	52	72
Changes in:
Receivables, net	13	(996)
Deferred acquisition costs	(92)	(51)
Accrued investment income	(24)	3
Federal income taxes recoverable/payable	696	(801)
Prepaid reinsurance premiums	(228)	89
Reinsurance balances payable	(4)	238
Insurance reserves	(225)	2,889
Other, net	65	234

Total adjustments	322	641

Net cash flows provided (used) by operating activities	435	(826)

Cash Flows from Investing Activities
Purchases of fixed maturity securities	(32,543)	(37,963)
Proceeds from fixed maturity securities:
Sales	30,109	30,076
Maturities, calls and redemptions	1,175	8,059
Purchases of equity securities	(448)	(752)
Proceeds from sales of equity securities	516	1,652
Change in short-term investments	(317)	(614)
Change in collateral on loaned securities and derivatives	1,148	644
Change in other investments	(63)	(210)
Purchases of property and equipment	(36)	(70)
Sales of property and equipment	—	258
Dispositions	71	5
Other, net	(22)	21

Net cash flows (used) provided by investing activities	(410)	1,106

Net Cash Flows from Financing Activities
Principal payments on debt	—	(262)
Return of policyholder account balances on investment contracts	(26)	(38)
Receipts from investment contracts credited to policyholder account balances	—	2
Other	4	(3)

Net cash flows (used) by financing activities	(22)	(301)

Net change in cash and cash equivalents	3	(21)
Cash and cash equivalents, beginning of year	142	163

Cash and cash equivalents, end of period	$145	$142

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	$87	$83
Federal income taxes	(625)	182

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A. Basis of Presentation

The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries, which include property-casualty insurance companies (principally Continental Casualty Company (CCC) and The Continental Insurance Company (CIC)) and life and group insurance companies (principally Continental Assurance Company (CAC), Valley Forge Life Insurance Company (VFL) and CNA Group Life Assurance Company (CNAGLA)), collectively CNA or the Company. As of June 30, 2002, Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF.

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

The interim financial data as of June 30, 2002 and 2001 and for the three and six months ended June 30, 2002 and 2001 are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.

Certain amounts applicable to prior periods have been reclassified to conform to the current period presentation.

Note B. Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and indefinite-lived intangible assets, including goodwill recorded in past business combinations, ceased upon adoption of SFAS 142, which for CNA was January 1, 2002. As required under SFAS 142, the Company has completed the first step of its initial impairment testing and has identified $65 million of its $247 million of total net carried goodwill and indefinite-lived intangible assets, as being impaired. The impaired goodwill is related to Specialty Lines and Life Operations. The second step of the impairment testing, which involves quantification of the amount of the impairment, will be completed in the third quarter of 2002. The initial impairment loss will be reported as a cumulative effect of a change in accounting principle as of January 1, 2002, and will require restatement of the interim 2002 results. Any impairment losses incurred after the initial application of this standard will be reported in operating income. If the provisions of SFAS 142,

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

regarding no longer amortizing goodwill and indefinite-lived intangible assets, were applied to prior periods, net loss for the three and six months ended June 30, 2001 would have been $1,757 million and $1,457 million and basic and diluted loss per share would have been $9.59 per share and $7.95 per share.

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

Note C. Earnings Per Share

Earnings per share applicable to common stock is based on weighted average outstanding shares. The computation of earnings per share was as follows.

Earnings (Loss) Per Share

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001
(In millions, except per share amounts)

Net income (loss) applicable to common stock	$35	$(1,762)	$113	$(1,467)

Weighted average outstanding common stock and common stock equivalents	223.6	183.3	223.6	183.3
Effect of dilutive securities, employee stock options	—	—	—	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	223.6	183.3	223.6	183.3

Basic and diluted earnings (loss) per share available to common stockholders	$0.16	$(9.61)	$0.51	$(8.00)

Note D. Other Invested Assets

Other invested assets include investments in limited partnerships and certain derivative securities (See Note E for a discussion of derivative securities). The Company’s limited partnership investments are recorded at fair value, typically reflecting a reporting lag of up to three months, with changes in fair value reported in net investment income. Fair value of the Company’s limited partnership investments represents CNA’s equity in the partnership’s net assets as determined by the general partner. The carrying value of the Company’s limited partnership investments was $1,400 million and $1,307 million as of June 30, 2002 and December 31, 2001.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

Limited partnerships are a relatively small portion of the Company’s overall investment portfolio. The majority of the limited partnerships invest in a substantial number of securities that are readily marketable. The Company is a passive investor in such partnerships and does not have influence over the partnerships’ management, who are committed to operate them according to established guidelines and strategies. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships.

The Company has committed approximately $172 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

Note E. Derivative Financial Instruments

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

Derivative Financial Instruments Recognized (Losses) Gains

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001
(In millions)

General account
Swaps	$13	$2	$12	$(3)
Interest rate caps	—	1	—	1
Futures sold, not yet purchased	(1)	6	(1)	6
Forwards	(16)	(3)	(13)	(2)
Commitments to purchase government and municipal securities	(1)	—	(15)	—
Equity warrants	—	(1)	(1)	(3)
Collateralized debt obligation liabilities	(8)	—	(16)	—
Options purchased	—	(1)	—	(1)
Options written	—	147	—	148
Options embedded in convertible debt securities	(48)	40	(64)	(23)

Total	$(61)	$191	$(98)	$123

Separate accounts
Futures purchased	$(112)	$(17)	$(114)	$(91)
Futures sold, not yet purchased	—	—	—	(1)
Commitments to purchase government and municipal securities	2	(2)	2	(1)
Options purchased	(1)	—	(2)	(1)
Options written	(1)	1	—	2

Total	$(112)	$(18)	$(114)	$(92)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows.

Derivative Financial Instruments

	Contractual/
June 30, 2002	Notional
(In millions)	Amount	Asset	(Liability)

General account
Swaps	$658	$9	$—
Interest rate caps	500	1	—
Futures sold, not yet purchased	13	—	—
Forwards	193	—	(13)
Commitments to purchase government and municipal securities	150	—	—
Equity warrants	15	—	—
Collateralized debt obligation liabilities	127	—	(16)
Options purchased	10	—	—
Options embedded in convertible debt securities	780	111	—

Total	$2,446	$121	$(29)

Separate accounts
Futures purchased	$663	$—	$(1)
Futures sold, not yet purchased	9	—	—
Commitments to purchase government and municipal securities	36	1	—
Options purchased	136	1	—
Options written	140	—	(2)

Total	$984	$2	$(3)

Derivative Financial Instruments

	Contractual/
December 31, 2001	Notional
(In millions)	Amount	Asset	(Liability)

General account
Swaps	$504	$3	$—
Interest rate caps	500	2	—
Futures sold, not yet purchased	14	—	—
Forwards	183	—	(2)
Commitments to purchase government and municipal securities	193	14	—
Equity warrants	15	1	—
Collateralized debt obligation liabilities	170	—	(38)
Options purchased	10	—	—
Options embedded in convertible debt securities	803	189	—

Total	$2,392	$209	$(40)

Separate accounts
Futures purchased	$884	$—	$(8)
Futures sold, not yet purchased	10	—	—
Commitments to purchase government and municipal securities	17	—	—
Options purchased	65	1	—
Options written	70	—	—

Total	$1,046	$1	$(8)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

Options embedded in convertible debt securities are classified as fixed maturity securities in the Condensed Consolidated Balance Sheets, consistent with the host instruments.

Fair Value Hedges

The Company’s hedging activities primarily involve hedging interest rate and foreign currency exposures. The ineffective portion of fair value hedges was less than $1 million for both the three and six months ended June 30, 2002 and 2001.

Note F. Legal Proceedings and Contingent Liabilities

Tobacco Litigation

Four CNA insurance subsidiaries are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. (Liggett). The lawsuit was filed by Liggett and its current parent, Brooke Group Holding Inc., in the Delaware Superior Court, New Castle County, on January 26, 2000. The lawsuit, which involves numerous insurers, concerns coverage issues relating to over 1,000 tobacco-related claims asserted against Liggett over the past 20 years. However, Liggett only began submitting claims for coverage under the policies in January 2000. The trial court granted the CNA insurance subsidiaries’ summary judgement motions asserting that they have no duty to defend or to indemnify as to a number of representative lawsuits. On May 16, 2002 the Delaware Supreme Court affirmed the trial court’s grant of summary judgement to CNA and other insurers.

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

CNA has determined that a small portion of the premiums assumed under the IGI Program related to United States workers compensation “carve-out” business. CNA is aware that a number of reinsurers with workers compensation carve-out insurance exposure have disavowed their obligations under various legal theories. If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA’s potential liability will also be reduced. Moreover, based on information known at this time, CNA reasonably believes it has strong grounds for avoiding a substantial portion of its United States workers compensation carve-out exposure through legal action.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
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

California Wage and Hour Litigation

In Ernestine Samora, et.al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 (coordinated), two former CNA employees, filed lawsuits in Los Angeles Superior Court on behalf of purported classes of CNA employees asserting they worked hours for which they should have been compensated at a rate of 1 1/2 times their base hourly wage over a four-year period. The cases were coordinated and an amended complaint was filed which alleges overtime claims under California law over a four year period. In June 2002, the Company filed a responsive pleading denying the material allegations of the amended complaint. The Company intends to defend this case vigorously. Due to the recent commencement of discovery and the uncertainty of California law as applied to the facts of these cases, an estimate of the extent of losses or the probability of success on liability is subject to considerable uncertainty. Based on facts and circumstances currently known, in the opinion of management, the outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

CNA, along with dozens of other insurance companies, is a defendant in sixteen purported class action cases brought by large policyholders, which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance premiums. Fourteen lawsuits were brought as class actions in state courts and one in federal court. Among the claims asserted were violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In two of the cases, the defendants won dismissals on motions and, in three others, class certification was denied after hearing. Plaintiffs voluntarily dismissed their claims in three states. In the federal court case, Sandwich Chef of Texas, Inc., et al. v. Reliance National Indemnity Insurance Company, et al., Civil Action No. H-98-1484, United States District Court for the Southern District of Texas, the district court certified a multi-state class. The U.S. Court of Appeals for the Fifth Circuit granted leave for an interlocutory appeal. An estimate of the extent of losses or the probability of success on liability is subject to considerable uncertainty. Based on facts and circumstances currently known, in the opinion of management, the outcome of the voluntary market premium litigation cases will not materially affect the equity of the Company, although the results of operations may be adversely affected.

Other Litigation

CNA and its subsidiaries are also parties to other litigation arising in the ordinary course of business. Based on the facts and circumstances currently known, such other litigation will not, in the opinion of management, materially affect the results of operations or financial position of CNA.

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

Establishing loss reserves, including loss reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the operating results in the period that the need for such adjustments is determined.

Environmental Pollution and Mass Tort and Asbestos Reserves (APMT)

CNA’s property-casualty insurance subsidiaries have potential exposures related to environmental pollution and mass tort and asbestos claims.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

The following table provides data related to CNA’s environmental pollution and mass tort and asbestos claim and claim adjustment expense reserves.

Environmental Pollution and Mass Tort and Asbestos

	June 30, 2002		December 31, 2001

	Environmental		Environmental
	Pollution		Pollution
	and Mass		and Mass
	Tort	Asbestos	Tort	Asbestos

(In millions)
Gross reserves	$754	$1,572	$820	$1,590
Ceded reserves	(195)	(353)	(203)	(386)

Net reserves	$559	$1,219	$617	$1,204

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

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2001 or the first six months of 2002, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA’s results of operations and/or financial position.

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

As of June 30, 2002 and December 31, 2001, CNA carried approximately $559 million and $617 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net development for the three and six months ended June 30, 2002. Unfavorable environmental pollution and mass tort development for the three and six months ended June 30, 2001 amounted to $449 million and $453 million.

The reserve strengthening in the second quarter of 2001 for environmental pollution and mass tort reserves was due to reviews completed during the year, which indicated that paid and reported losses were higher than expectations based on prior year reviews. Factors that have led to this development include a number of declaratory judgements filed in 2001 due to an increasingly favorable legal environment for policyholders in certain courts involving environmental pollution and mass tort claims, and other unfavorable decisions regarding cleanup issues. Due to the uncertainties created by these factors, the ultimate liability of CNA for mass tort claims may also vary substantially from the amount currently recorded.

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

As of June 30, 2002 and December 31, 2001, CNA carried approximately $1,219 million and $1,204 million of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos net claim and claim adjustment expense development for the three and six months ended June 30, 2002. Unfavorable asbestos net claim and claim adjustment reserve development for the three and six months ended for June 30, 2001 amounted to $748 million and $769 million. CNA has attempted to manage its asbestos-related exposures by aggressively resolving older claims.

The reserve strengthening in the second quarter of 2001 for asbestos-related claims was based on a management review of developments with respect to these exposures conducted in the second quarter. This analysis indicated a significant increase in claim counts for asbestos-related claims. The factors that led to the deterioration in claim counts included, among other things, intensive advertising campaigns by lawyers for asbestos claimants and the addition of new defendants such as the distributors and installers of asbestos containing products. New claim filings increased significantly in 2000 over 1999 and that trend continued in 2001 and the first half of 2002. The volume of new claims caused the bankruptcies of numerous asbestos defendants. Those bankruptcies also may result in increased liability for remaining defendants under principles of joint and several liability. In some bankruptcy proceedings asbestos

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

claimants may assert an entitlement to policy proceeds upon confirmation of a plan of reorganization, rather than when claims would ordinarily be paid to all claimants. If such assertions are made successfully, they could have the effect of accelerating claims payment patterns.

In addition, some asbestos-related defendants asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed.

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

The results of operations and financial condition of CNA in future years may continue to be adversely affected by environmental pollution and mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as warranted.

Second Quarter 2001 Prior Year Reserve Strengthening

During the second quarter of 2001, the Company noted the continued emergence of adverse loss experience across several lines of business related to prior years, which are discussed in further detail below. The Company completed a number of reserve studies during the second quarter of 2001 for many of its lines of business, including those in which these adverse trends were noted. With respect to APMT reserves, the Company reviewed internal claims data as well as studies generated by external parties, including a significant industry analysis of asbestos and environmental pollution exposures by an international rating agency. As a result of these various reviews, management concluded that ultimate losses, including losses for APMT claims, would be higher in the range of possible outcomes than previously estimated. The Company recorded $2.6 billion pretax ($1.7 billion after-tax) of reserve strengthening, net of the related corporate aggregate reinsurance treaty benefit, associated with a change in estimate of prior year net loss reserves, including $1.2 billion pretax ($0.8 billion after-tax) related to APMT.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

The second quarter 2001 reserve strengthening and related items comprising the amounts noted above are detailed in the following table.

Second Quarter 2001 Prior Year Reserve Strengthening

Three months ended June 30, 2001	Total
(In millions)

Net reserve strengthening excluding the impact of the corporate aggregate reinsurance treaty:
APMT	$1,197
Non-APMT	1,594

Total	2,791
Pretax benefit from corporate aggregate reinsurance treaty on accident year 1999**	(223)
Accrual for insurance-related assessments	48

Net reserve strengthening and related accruals	2,616

Change in estimate of premium accruals	616
Reduction of related commission accruals	(50)

Net premium and related accrual reductions	566

Total second quarter 2001 reserve strengthening and related accruals	$3,182

**  $500 million of ceded losses reduced by $230 million of ceded premiums and $47 million of interest charges

The non-APMT adverse reserve development was the result of analyses of several lines of business. This development related principally to commercial insurance coverages including automobile liability and multiple-peril, as well as assumed reinsurance and healthcare-related coverages. A brief summary of these lines of business and the associated reserve development is discussed below.

Approximately $600 million, excluding the impact of the corporate aggregate reinsurance treaty, of the adverse reserve development was a result of analyses of several coverages provided to commercial entities written by various segments of CNA. These analyses showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril. In addition, the number of commercial automobile liability claims was higher than expected. Finally, several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

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

Approximately $320 million of adverse reserve development, excluding the impact of the corporate aggregate reinsurance treaty, was recorded in Specialty Lines and was caused by coverages provided to healthcare related entities. The level of paid and reported losses

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

associated with coverages provided to national long-term care facilities was higher than expected. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected.

Concurrent with the Company’s review of loss reserves, the Company completed comprehensive studies of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. The studies included the review of all such retrospectively rated insurance policies and the estimate of ultimate losses.

As a result of this review and changes in premiums associated with the change in estimates for loss reserves, the Company recorded a pretax reduction in premium accruals of $566 million. The effect on net earned premiums was $616 million offset by a reduction of accrued commissions of $50 million. Approximately $188 million of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses and therefore had no impact on the net operating results. Accruals for ceded premiums related to other reinsurance treaties increased $83 million due to the reserve strengthening. The remainder of the decrease in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above.

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

The Company’s overall reinsurance program includes certain property-casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this section, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract is recorded as a funds withheld liability. The Company is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Condensed Consolidated Balance Sheets.

Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in other net investment income, was $57 million and $86 million for the second quarter of 2002 and 2001 and $115 million and $122 million for the six

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

months ended June 30, 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,889 million and $2,724 million at June 30, 2002 and December 31, 2001.

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

The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

Six months ended June 30	Direct	Assumed	Ceded	Net
(In millions)

2002
Property-casualty	$4,882	$409	$1,897	$3,394
Accident and health	1,860	75	4	1,931
Life	538	18	218	338

Total earned premiums	$7,280	$502	$2,119	$5,663

2001
Property-casualty	$3,926	$372	$2,304	$1,994
Accident and health	1,754	137	139	1,752
Life	559	119	339	339

Total earned premiums	$6,239	$628	$2,782	$4,085

For 2002, the Company has entered into an aggregate reinsurance treaty covering substantially all of the Company’s property-casualty lines of business (the 2002 Cover). The loss protection provided by the 2002 Cover is dependent on the level of subject premium, but there is a maximum aggregate limit of $1,125 million. Maximum ceded premium under the contract is $683 million, and premiums, claims recoveries and interest charges other than the reinsurer’s margin and related fees are made on a funds withheld basis. Interest is credited on funds withheld at 8% per annum, and all premiums are deemed to have been paid as of January 1, 2002. Ceded premium related to the reinsurer’s margin in the amount of $2 million and $5 million was recorded for the 2002 Cover for the three and six months ended June 30, 2002.

The aggregate reinsurance protection from the 2002 Cover attaches at a defined accident year loss and allocated loss adjustment expense (collectively, losses) ratio. Under the contract, the Company has the right to elect to cede losses to the 2002 Cover when its recorded accident year losses exceed the attachment point. This election period expires March 31, 2004. If no losses are ceded by this date, the contract is considered to be commuted. If the Company elects to cede any losses to the 2002 Cover, it must continue to cede all losses subject to the terms of the contract.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

In 1999, the Company entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of the Company’s property-casualty lines of business (the Aggregate Cover). The Company has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500 million of ceded losses with an aggregate limit of $1 billion of ceded losses for the three year period. The ceded premiums are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld accrue at 8% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the September 11, 2001 World Trade Center Disaster and related events, the limit under this section was exhausted. Additionally, as a result of the significant reserve additions recorded in the second quarter of 2001, the $500 million limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500 million of limit on accident years 2000 and 2001 under the first section.

The impact of the Aggregate Cover on pretax operating results was as follows:

Impact of Aggregate Cover on Pretax Operating Results

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001
(In millions)

Ceded earned premiums	$—	$(418)	$—	$(460)
Ceded claim and claim adjustment expense	—	683	—	722
Interest charges	(12)	(53)	(25)	(59)

Pretax impact on operating results	$(12)	$212	$(25)	$203

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760 million of ceded losses. The ceded premiums are a percentage of ceded losses and for the $760 million of limit, the ceded premium is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $563 million have been ceded under the CCC Cover through June 30, 2002.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

The impact of the CCC Cover on pretax operating results was as follows:

Impact of CCC Cover on Pretax Operating Results

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001
(In millions)

Ceded earned premiums	$—	$(2)	$(61)	$(2)
Ceded claim and claim adjustment expense	—	—	93	—
Interest charges	(6)	—	(16)	—

Pretax impact on operating results	$(6)	$(2)	$16	$(2)

Note I. Debt

Debt is composed of the following obligations.

Debt

	June 30,	December 31,
	2002	2001

(In millions)
Variable rate debt:
Credit facility — CNAF, due April 30, 2004	$250	$500
Term Loan due April 29, 2003	250	—
Credit facility — CNA Surety, due September 30, 2002	75	75
Senior notes:
7.250%, face amount of $134, due March 1, 2003	134	133
6.250%, face amount of $250, due November 15, 2003	250	250
6.500%, face amount of $493, due April 15, 2005	491	491
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	68	68
6.950%, face amount of $150, due January 15, 2018	148	148
Debenture, 7.250%, face amount of $243, due November 15, 2023	240	240
Capital leases, 8.000%-13.700%, due through December 31, 2011	37	38
Other debt, 1.000%-8.500%, due through 2019	27	27

Total debt	$2,567	$2,567

The Company has a $250 million three-year facility with an April 30, 2004 expiration date. The Company previously had a $250 million 364-day facility with an expiration date of April 29, 2002. An option to convert the 364-day facility to a one-year term loan was exercised in April 2002. The term loan began on April 29, 2002 and expires on April 29, 2003.

The Company pays a facility fee to the lenders for having funds available for loans under the three-year facility. The fee varies based on the long-term debt ratings of the Company. At June 30, 2002, the facility fee on the three-year component was 17.5 basis points.

The Company pays interest on any outstanding debt/borrowings under the one-year term loan and three-year facility based on a rate determined using the long-term debt ratings of the Company. The interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 60.0 basis points for the one-year term loan and LIBOR plus 57.5 basis points for the three-year facility. Further, if the Company has outstanding loans greater than 50% of the amounts available under the three-year facility, the Company also will pay a utilization fee of 12.5 basis points on such loans.

A Moody’s Investors Service (Moody’s) downgrade of the CNAF senior debt rating from Baa2 to Baa3 would increase the facility fee on the three-year component of the facility from 17.5 basis

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

points to 25.0 basis points. The applicable interest rate on the one-year term loan would increase from LIBOR plus 60.0 basis points to LIBOR plus 80.0 basis points and the applicable interest rate on the three-year facility component would increase from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee would remain unchanged on the three-year facility at 12.5 basis points.

The terms of CNA’s credit facility requires the Company to maintain certain financial ratios and combined property-casualty company statutory surplus levels. At June 30, 2002 and December 31, 2001, CNA was in compliance with all restrictive debt covenants.

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At June 30, 2002 there were approximately $276 million of outstanding letters of credit.

Note J. Commitments and Contingencies

The Company has a commitment to purchase a $100 million floating rate note issued by the California Earthquake Authority in the event California earthquake-related insurance losses exceed $4.9 billion prior to December 31, 2002.

The Company is obligated to make future payments totaling $433 million for non-cancelable operating leases expiring from 2002 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $50 million in 2002; $85 million in 2003; $65 million in 2004; $57 million in 2005; and $176 million in 2006 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $34 million. Estimated future minimum purchases under these contracts are as follows: $8 million in 2002; $13 million in 2003; $10 million in 2004; and $3 million in 2005.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

Note K. Comprehensive Income

Comprehensive income is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001
(In millions)

Net income (loss)	$35	$(1,762)	$113	$(1,467)

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains/losses arising during the period	360	(66)	(75)	136
Less: unrealized gains at beginning of period included in realized gains during the period	(31)	(1,063)	(42)	(1,123)

Net change in unrealized gains/losses on general account investments	329	(1,129)	(117)	(987)
Net change in unrealized gains/losses on separate accounts and other	34	(22)	12	(3)
Foreign currency translation adjustment	(20)	(9)	(7)	(5)
Allocation to participating policyholders’ and minority interests	(2)	5	3	(3)

Other comprehensive income (loss), before tax and cumulative effect of a change in accounting principle	341	(1,155)	(109)	(998)
Deferred income tax (expense) benefit related to other comprehensive income (loss)	(131)	391	58	353

Other comprehensive income (loss), before cumulative effect of a change in accounting principle	210	(764)	(51)	(645)
Cumulative effect of a change in accounting principle, net of tax of $31	—	—	—	58

Other comprehensive income (loss), net of tax and cumulative effect of a change in accounting principle	210	(764)	(51)	(587)

Total comprehensive income (loss)	$245	$(2,526)	$62	$(2,054)

During the second quarter of 2002, the Company recorded $292 million pretax of impairment losses, principally on corporate bonds. Included in the second quarter 2002 impairment writedowns were $129 million related to debt securities issued by WorldCom Inc. and $74 million related to Adelphia Communications Corporation, both of which have recently filed for bankruptcy. These securities were written down to estimated net realizable value of $33 million and $29 million, respectively. The remaining $89 million of impairment writedowns related primarily to issuers in the telecommunications sector. Of the total amount of impairment writedowns, $76 million and $17 million is reflected in the above table as unrealized losses at the beginning of the period included in realized losses during the period for the three and six months ended June 30, 2002.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

During the second quarter of 2001, the Company sold its Global Crossing Ltd. common stock and the related hedge, which was entered into during early 2000, resulting in a pretax realized gain of $962 million, which was previously reflected as an unrealized gain in accumulated other comprehensive income.

Note L. Business Segments

CNA conducts its operations through five operating segments: Standard Lines, Specialty Lines and CNA Re (which comprise the property-casualty segments), Group Operations and Life Operations. In addition to the five operating segments, certain other activities are reported in the Corporate and Other segment. These operating segments reflect the way CNA manages its operations and makes business decisions.

During the second quarter of 2002, Group Reinsurance, the business which assumes reinsurance from unaffiliated entities on group life, accident and health products as well as excess medical risk coverages for self-funded employers, was transferred from Group Operations to Corporate and Other to be included as part of run-off insurance operations. Also, CNA Trust, a limited-operations bank specializing in 401(k) plan administration, was transferred from Life Operations to Group Operations. Segment disclosures of prior periods have been restated to conform to the current period presentation.

The Corporate and Other segment is comprised primarily of losses and expenses related to the centralized adjusting and settlement of APMT claims, certain run-off insurance operations and other operations. The Corporate and Other segment’s results also include interest expense on corporate borrowings, eBusiness initiatives and CNA UniSource.

All significant intrasegment income and expenses has been eliminated. Standard Lines’ other revenues and expenses include revenues for services provided by RSKCoSM to other units within the Standard Lines segment that are eliminated at the consolidated level. Intrasegment revenue and expenses eliminated at the consolidated level were approximately $29 million and $38 million for the three months ended June 30, 2002 and 2001, and $65 million and $77 million for the six months ended June 30, 2002 and 2001.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

Three months ended	Standard	Specialty		Group	Life	Corporate	Elimi-
June 30, 2002	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total
(In millions)
Revenues:
Net earned premiums	$1,026	$541	$168	$819	$235	$44	$(7)	$2,826
Net investment income	131	78	49	42	157	45	—	502
Other revenues	80	33	—	8	49	15	(33)	152

Total operating revenues	1,237	652	217	869	441	104	(40)	3,480
Claims, benefits and expenses	1,190	582	179	841	384	138	(40)	3,274

Operating income (loss) from continuing operations before income tax and minority interest	47	70	38	28	57	(34)	—	206
Income tax (expense) benefit	(10)	(23)	(11)	(9)	(20)	12	—	(61)
Minority interest	—	(5)	—	—	—	—	—	(5)

Net operating income (loss) from continuing operations	37	42	27	19	37	(22)	—	140
Realized investment losses, net of tax and participating policyholders’ and minority interests	(20)	(17)	(4)	(5)	(47)	(12)	—	(105)

Net income (loss)	$17	$25	$23	$14	$(10)	$(34)	$—	$35

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

Three months ended	Standard	Specialty		Group	Life	Corporate	Elimi-
June 30, 2001	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total
(In millions)
Revenues:
Net earned premiums	$(61)	$455	$144	$809	$229	$24	$(13)	$1,587
Net investment income	75	73	41	39	141	33	—	402
Other revenues	87	16	—	10	41	40	(42)	152

Total operating revenues	101	544	185	858	411	97	(55)	2,141
Claims, benefits and expenses	989	986	755	838	357	1,396	(55)	5,266
Restructuring and other related charges	6	2	—	—	17	31	—	56

Operating (loss) income from continuing operations before income tax and minority interest	(894)	(444)	(570)	20	37	(1,330)	—	(3,181)
Income tax benefit (expense)	320	147	201	(5)	(12)	459	—	1,110
Minority interest	—	(6)	—	—	—	—	—	(6)

Net operating (loss) income from continuing operations	(574)	(303)	(369)	15	25	(871)	—	(2,077)
Realized investment gains (losses), net of tax and participating policyholders’ and minority interests	333	118	(227)	5	47	36	—	312
Income from discontinued operations, net of tax of $0	—	—	—	—	3	—	—	3

Net (loss) income	$(241)	$(185)	$(596)	$20	$75	$(835)	$—	$(1,762)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

Six months ended	Standard	Specialty		Group	Life	Corporate	Elimi-
June 30, 2002	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total
(In millions)
Revenues:
Net earned premiums	$2,036	$1,055	$305	$1,724	$475	$81	$(13)	$5,663
Net investment income	233	139	83	83	311	79	—	928
Other revenues	163	87	1	14	94	50	(73)	336

Total operating revenues	2,432	1,281	389	1,821	880	210	(86)	6,927
Claims, benefits and expenses	2,380	1,147	291	1,771	769	281	(86)	6,553

Operating income (loss) from continuing operations before income tax and minority interest	52	134	98	50	111	(71)	—	374
Income tax (expense) benefit	(6)	(47)	(30)	(16)	(39)	25	—	(113)
Minority interest	—	(10)	—	—	—	—	—	(10)

Net operating income (loss) from continuing operations	46	77	68	34	72	(46)	—	251
Realized investment (losses) gains, net of tax and participating policyholders’ and minority interests	(15)	(21)	4	—	(39)	(32)	—	(103)
Loss from discontinued operations, net of tax of $9	—	—	—	—	(35)	—	—	(35)

Net income (loss)	$31	$56	$72	$34	$(2)	$(78)	$—	$113

Receivables, net	$6,755	$3,169	$2,609	$558	$955	$3,419	$—	$17,465

Insurance reserves	$14,200	$7,243	$5,209	$2,160	$8,348	$5,870	$(7)	$43,023

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

Six months ended	Standard	Specialty		Group	Life	Corporate	Elimi-
June 30, 2001	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total
(In millions)
Revenues:
Net earned premiums	$797	$913	$303	$1,618	$443	$38	$(27)	$4,085
Net investment income	237	165	89	79	272	67	—	909
Other revenues	170	49	—	19	110	81	(84)	345

Total operating revenues	1,204	1,127	392	1,716	825	186	(111)	5,339
Claims, benefits and expenses	2,005	1,502	937	1,676	707	1,566	(111)	8,282
Restructuring and other related charges	6	2	—	—	17	37	—	62

Operating (loss) income from continuing operations before income tax and minority interest	(807)	(377)	(545)	40	101	(1,417)	—	(3,005)
Income tax benefit (expense)	298	129	194	(10)	(34)	482	—	1,059
Minority interest	—	(12)	—	—	—	—	—	(12)

Net operating (loss) income from continuing operations	(509)	(260)	(351)	30	67	(935)	—	(1,958)
Realized investment gains (losses), net of tax and participating policyholders’ and minority interests	411	150	(211)	8	91	100	—	549
Income from discontinued operations, net of tax of $0	—	—	—	—	3	—	—	3
Cumulative effect of a change in accounting principle, net of tax of $33	(30)	(14)	(5)	(1)	(3)	(8)	—	(61)

Net (loss) income	$(128)	$(124)	$(567)	$37	$158	$(843)	$—	$(1,467)

Receivables, net	$6,789	$2,062	$2,126	$1,402	$674	$2,045	$—	$15,098

Insurance reserves	$16,656	$6,679	$4,902	$2,240	$8,045	$3,386	$—	$41,908

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

IT Plan

The overall goal of the IT Plan was to improve technology for the underwriting function and throughout the Company and to eliminate inefficiencies in the deployment of IT resources. The changes facilitate a strong focus on enterprise-wide system initiatives. The IT Plan had two main components, which included the reorganization of IT resources into the Technology and Operations Group with a structure based on centralized, functional roles and the implementation of an integrated technology roadmap that included common architecture and platform standards that directly support the Company’s strategies.

For the three and six months ended June 30, 2001 the Company incurred $56 million and $62 million pretax of restructuring and other related charges for the IT Plan primarily related to employee severance charges and the write-off of impaired assets.

No restructuring and other related charges related to the IT Plan have been incurred in 2002; however, payments were made during the six months ended June 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining IT Plan accrual at June 30, 2002 and the activity in that accrual since inception.

IT Plan Accrual

	Employee
	Termination	Impaired
	and Related	Asset	Other
	Benefit Costs	Charges	Costs	Total

(In millions)
IT Plan initial accrual	$29	$32	$1	$62
Costs that did not require cash in 2001	—	(32)	—	(32)
Payments charged against liability in 2001	(19)	—	—	(19)

Accrued costs at December 31, 2001	10	—	1	11
Payments charged against liability in 2002	(1)	—	—	(1)

Accrued costs at June 30, 2002	$9	$—	$1	$10

The IT Plan is not expected to result in decreased operating expenses in the foreseeable future because savings from the workforce reduction will be used to fund new technology-related initiatives. Employee termination and related benefit payments will continue through 2004 due to employment contract obligations.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

2001 Plan

The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units (SBUs) in the property-casualty operations, changes in the strategic focus of the Life Operations and consolidation of real estate locations. The reduction in the number of property-casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Life Operations included a decision to discontinue writing variable life and annuity business.

No restructuring and other related charges related to the 2001 Plan have been incurred in 2002; however, payments were made during the six months ended June 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining 2001 Plan accrual as of June 30, 2002 and the activity in that accrual since inception.

2001 Plan Accrual
(In millions)

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total

2001 Plan initial accrual	$68	$56	$30	$35	$189
Costs that did not require cash in 2001	—	—	—	(35)	(35)
Payments charged against liability in 2001	(2)	—	—	—	(2)

Accrued costs at December 31, 2001	66	56	30	—	152
Costs that did not require cash in 2002	—	—	(25)	—	(25)
Payments charged against liability in 2002	(45)	(10)	(1)	—	(56)

Accrued costs at June 30, 2002	$21	$46	$4	$—	$71

Note N. Significant Transactions

National Post Mail Handlers Union Contract Termination

During the second quarter of 2002, the Company announced the sale of the Claims Administration Corporation and the transfer of the National Post Mail Handlers Union group benefits plan (the “Plan”) to First Health Group Corp., effective July 1, 2002.

The assets and liabilities of the Claims Administration Corporation and the Plan were $319 million and $308 million at June 30, 2002 and $352 million and $350 million at December 31, 2001. The revenues of the Claims Administration Corporation and Plan were $537 million and $516 million for the three months ended June 30, 2002 and 2001 and $1,153 million and $1,049 million for the six months ended June 30, 2002 and 2001.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

Net operating income from the Claims Administration Corporation and the Plan was $4 million and $2 million for the three months ended June 30, 2002 and 2001 and $7 million and $6 million for the six months ended June 30, 2002 and 2001.

CNA Vida Disposition

In March of 2002, the Company completed the sale of the common stock of CNA Holdings Limited and its subsidiaries (CNA Vida), CNA’s life operations in Chile, to Consorcio Financiero S.A. (Consorcio). In connection with the sale, CNA received proceeds of $73 million and recorded an after-tax loss from discontinued operations of $35 million. This loss is composed of $37 million, net of tax, realized loss on the sale of CNA Vida and income of $2 million, net of tax, from CNA Vida’s operations for 2002.

CNA Vida’s assets and liabilities at December 31, 2001 were $442 million and $337 million. CNA Vida’s net earned premiums were $16 million for the three months ended June 30, 2001 and $24 million and $49 million for the six months ended June 30, 2002 and 2001. Net operating income was $2 million for the three months ended June 30, 2001 and $2 million and $2 million for the six months ended June 30, 2002 and 2001. CNA Vida’s results of operation, including the loss on sale, is presented as discontinued operations in all periods presented.

Other Dispositions and Planned Dispositions of Certain Businesses

During the second quarter of 2001, the Company announced its intention to sell certain businesses. The assets being held for disposition included the U.K. subsidiaries of CNA Re (CNA Re U.K.) and certain other businesses. Based upon the impairment analyses performed at that time, the Company anticipated that it would realize losses in connection with those planned sales. In determining the anticipated loss from these sales, the Company estimated the net realizable value of each business being held for sale. An estimated after-tax loss of $320 million was initially recorded in the second quarter of 2001. This loss was reported in other realized investment losses.

The Company continues to monitor the impairment losses recorded for these businesses and perform updated impairment analysis. Based on these analyses the impairment loss has been reduced by approximately $170 million, primarily because the net assets of the businesses had been significantly diminished by their operating losses, including adverse loss reserve development recognized by CNA Re U.K. in the fourth quarter of 2001.

In the fourth quarter of 2001, the Company sold certain businesses as planned. The realized after-tax loss applicable to these businesses recognized in the second quarter of 2001 was $38 million. Revenues of these businesses included in the three and six months ended June 30, 2001 totaled approximately $18 million and $25 million. Net operating losses related to these businesses included in the three and six months ended June 30, 2001 were approximately $14 million and $17 million.

At June 30, 2002, CNA Re U.K. and certain other businesses remain held for sale. On July 15, 2002, the Company announced that it signed a share purchase agreement to sell CNA Re U.K. to Tawa U.K. Limited, a subsidiary of Artemis Group, a French conglomerate. The share purchase agreement includes all remaining business underwritten since inception by CNA Re

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

U.K. The sale is subject to approval in the United Kingdom by the Financial Services Authority. Additionally, certain aspects of the transaction also require approval by the Illinois Insurance Department, which will also conduct a comprehensive review of the terms of the transaction. While there can be no assurance that the transaction will close, management believes that all conditions necessary to close, including regulatory approvals, will be satisfied and that such closing will occur by the end of 2002. This sale does not impact CNA Re’s on-going U.S.-based operations.

CNA Re U.K. will be sold for $1, subject to a completion adjustment at closing primarily driven by certain operating results between January 1, 2002 and closing and changes in interest rates. No additional impairment loss is expected based upon the terms of the sale agreement.

Concurrent with the sale, several reinsurance agreements under which CCC had provided retrocessional protection to CNA Re U.K. will be commuted. As part of the sale, CNA Re U.K.’s net exposure to all IGI Program liabilities will be ceded to CCC and CCC will provide a $100 million stop loss cover attaching at carried reserves on CNA Re U.K.’s 2001 underwriting year exposures, both for the benefit of the buyer.

The statutory surplus of CNA Re U.K., was below the required regulatory minimum surplus level at December 31, 2001. CCC contributed $120 million of capital on March 25, 2002 bringing the capital above the regulatory minimum.

As of June 30, 2002, CNA Re U.K. contributed revenues of approximately $19 million and $82 million for the three months ended June 30, 2002 and 2001, and $42 million and $163 million for the six months ended June 30, 2002 and 2001. CNA Re U.K. contributed net operating income of $2 million and losses of $68 million in the three months ended June 30, 2002 and 2001 and income of $4 million and losses of $67 million for the six months ended June 30, 2002 and 2001. The assets and liabilities of CNA Re U.K., after excluding the effects of planned concurrent transactions, were approximately $2.3 billion and $2.3 billion as of June 30, 2002 and $2.6 billion and $2.6 billion as of December 31, 2001.

The businesses sold in 2002, excluding both CNA Vida and the National Post Mail Handlers Contract, and those that continue to be held for disposition as of June 30, 2002, excluding CNA Re U.K., contributed revenues of approximately $6 million and $34 million for the three months ended June 30, 2002 and 2001, and $36 million and $73 million for the six months ended June 30, 2002 and 2001. Additionally, these businesses contributed net operating losses of $12 million and $9 million in the three months ended June 30, 2002 and 2001 and $15 million and $14 million for the six months ended June 30, 2002 and 2001. The assets and liabilities of these businesses were approximately $645 million and $638 million as of June 30, 2002 and $763 million and $750 million as of December 31, 2001. All anticipated sales are expected to be completed in 2002.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

Note O. Discontinued Operations

CNA reports net assets of discontinued operations, which primarily consist of run-off operations discontinued in the mid-1990’s, in other assets on the Condensed Consolidated Balance Sheets. The following table provides more detailed information regarding those net assets.

Discontinued Operations

	June 30,	December 31,
(In millions)	2002	2001

Total investments	$483	$467
Other assets	260	264
Insurance reserves	(421)	(412)
Other liabilities	(24)	(25)

Net assets of discontinued operations	$298	$294

Note P. Related Party Transactions

CNA reimburses Loews, or pays directly to Loews employees, approximately $18 million annually for management fees, travel and related expenses, and expenses of investment facilities and services provided to CNA.

CNA and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. During the first six months of 2002, CNA received tax refunds of $634 million from Loews. During the first six months of 2001, CNA paid Loews $166 million for taxes.

CNA writes, at standard rates, a limited amount of insurance for Loews and its affiliates. Total premiums from Loews and its affiliates are approximately $6 million on an annual basis.

CNA assumes the risk for a limited amount of insurance from R.V.I. Guaranty Company, Inc., a non-consolidated affiliate. Written premiums assumed are less than $13 million on an annual basis.

CNA sponsors a stock ownership plan whereby the Company finances the purchase of Company stock by certain officers, including executive officers. Interest charged on the principal amount of these stock purchase loans is generally equivalent to the long-term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan.

Loans made pursuant to the plan are secured by the stock purchased and generally have a ten year term. The outstanding aggregate loan balance was $29 million at the end of the second quarter of 2002 for all participants who were then Company officers.

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety Corporation (Surety), a 64% owned and consolidated subsidiary of CNA, over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for Surety with respect to certain accounts and lines of insurance business. In

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)

the event that Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of June 30, 2002 as all balances were paid during the first six months of 2002. Reinsurance balances payable at December 31, 2001 were $22 million.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operations

The following discussion highlights significant factors influencing the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its controlled subsidiaries (collectively CNA or the Company). CNA is one of the largest insurance organizations in the United States and, based on net written premiums, is the ninth largest property-casualty company and the 40th largest life insurance company.

As of June 30, 2002, Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes found on pages 1 to 30 and with CNAF’s Annual Report to Shareholders for the year ended December 31, 2001.

On July 25, 2002, CNA announced that Stephen W. Lilienthal will become Chief Executive Officer of CNAF and Chairman and Chief Executive Officer of CNA insurance companies effective August 26, 2002. Mr. Lilienthal will succeed Bernard L. Hengesbaugh, who will become Chairman of the Board of CNAF.

CNA conducts its operations through five operating segments: Standard Lines, Specialty Lines and CNA Re (which comprise the property-casualty segments), Group Operations and Life Operations. In addition to the five operating segments, certain other activities are reported in the Corporate and Other segment. These operating segments reflect the way CNA manages its operations and makes business decisions.

During the second quarter of 2002, Group Reinsurance, the business which assumes reinsurance from unaffiliated entities on group life, accident and health products as well as excess medical risk coverages for self-funded employers, was transferred from Group Operations to Corporate and Other to be included as part of run-off insurance operations. Also, CNA Trust, a limited-operations bank specializing in 401(k) plan administration, was transferred from Life Operations to Group Operations. Segment disclosures of prior periods have been restated to conform to the current period presentation.

The consolidated operations for the three and six months ended June 30, 2001 were significantly impacted by the second quarter 2001 prior year reserve strengthening, corporate aggregate reinsurance treaties, and restructuring and other related charges. A discussion of these items, along with the Company’s current terrorism exposure and description of reserves is presented before the Company’s operating segment results.

The discussion of underwriting results and ratios reflect the underlying business results of CNA’s property-casualty insurance subsidiaries. Underwriting ratios are industry measures of property-casualty underwriting results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following discussion of operating results focuses on “net operating income.” Net operating income is calculated by deducting net realized investment gains or losses (investment gains or losses after deduction of related income taxes and minority interest), gains or losses from discontinued operations, net of tax, and the cumulative effect of a change in accounting principle, net of tax and minority interest, from net income. Net operating income, as defined above, is used in management’s discussion of the results of operations because net realized investment gains or losses related to the Company’s available-for-sale investment portfolio are largely discretionary, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Operating Results

The following table summarizes key components of operating results for the three months and six months ended June 30, 2002 and 2001.

Consolidated Operations
 (In millions, except per share data)

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001

Operating revenues:
Net earned premiums	$2,826	$1,587	$5,663	$4,085
Net investment income	502	402	928	909
Other revenues	152	152	336	345

Total operating revenues	3,480	2,141	6,927	5,339

Claims, benefits and expenses	3,274	5,266	6,553	8,282
Restructuring and other related charges	—	56	—	62

Operating income (loss) from continuing operations before income tax and minority interest	206	(3,181)	374	(3,005)

Income tax (expense) benefit	(61)	1,110	(113)	1,059
Minority interest	(5)	(6)	(10)	(12)

Net operating income (loss) from continuing operations	140	(2,077)	251	(1,958)

Realized investment (losses) gains, net of tax and minority interest	(105)	312	(103)	549
Income (loss) from discontinued operations, net of tax of $0, $0, $9 and $0	—	3	(35)	3
Cumulative effect of a change in accounting principle, net of tax of $33	—	—	—	(61)

Net income (loss)	$35	$(1,762)	$113	$(1,467)

Basic and diluted earnings (loss) per share:
Net operating income (loss) from continuing operations	$0.62	$(11.32)	$1.12	$(10.68)
Net realized investment (losses) gains, net of tax and minority interest	(0.46)	1.70	(0.45)	3.01
Income (loss) from discontinued operations, net of tax	—	0.01	(0.16)	0.01
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.34)

Basic and diluted earnings (loss) per share available to common stockholders	$0.16	$(9.61)	$0.51	$(8.00)

Weighted average outstanding common stock and common stock equivalents	223.6	183.3	223.6	183.3

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following table summarizes net operating results by segment for the three months and six months ended June 30, 2002 and 2001.

Net Operating Income (Loss) by Segment
 (In millions)

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001

Standard Lines	$37	$(574)	$46	$(509)
Specialty Lines	42	(303)	77	(260)
CNA Re	27	(369)	68	(351)
Group Operations	19	15	34	30
Life Operations	37	25	72	67
Corporate and Other	(22)	(871)	(46)	(935)

Net operating income (loss)	$140	$(2,077)	$251	$(1,958)

Net operating income was $140 million, or $0.62 per share, for the second quarter of 2002 as compared with a net operating loss of $2,077 million, or $11.32 per share, for the same period in 2001. The improvement in net operating results was due principally to after-tax prior year reserve strengthening of $2,079 million recorded in the second quarter of 2001 related to a change in estimate of prior year net loss reserves and retrospective premium accruals. Additionally, second quarter 2001 results include restructuring and other related charges of $36 million after-tax and an $8 million charge related to corporate aggregate reinsurance treaties for core operations. Excluding these 2001 significant items, net operating results improved $94 million due to higher net investment income, driven primarily by increased limited partnership income, and improved underwriting results in the property-casualty segments, partially offset by a reduced benefit from the use of reinsurance in 2002.

The Company reported net realized investment losses of $105 million for the second quarter of 2002 compared with net realized investment gains of $312 million for the same period in 2001. The net realized investment losses for the second quarter of 2002 were due to $190 million of impairment losses on fixed income securities, primarily in the telecommunication and cable industries, partially offset by net realized investment gains of $85 million from other investment activity in the quarter.

Net income was $35 million, or $0.16 per share, for the second quarter of 2002 as compared with a net loss of $1,762 million, or $9.61 per share, for the same period in 2001.

Net earned premiums increased $1,239 million for the second quarter of 2002 as compared with the same period in 2001. Second quarter results for 2001 included reductions in net earned premiums totaling $1,036 million related to the corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the reserve strengthening and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net earned premiums increased $203 million due primarily to a strong increased rate trend in the property-casualty segments, reduced use of property-casualty reinsurance and premium growth in the Group and Life Operations. This increase was partially offset by decreased net earned premiums in CNA Re’s U.K. operations resulting from the decision made in the third quarter of 2001 to cease writing new business in the U.K. subsidiaries of CNA Re (CNA Re U.K.).

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net operating income was $251 million, or $1.12 per share, for the six months ended June 30, 2002 as compared with a net operating loss of $1,958 million, or $10.68 per share, for the same period in 2001. The improvement in net operating results was due principally to after-tax reserve strengthening of $2,079 million recorded in the second quarter of 2001 related to a change in estimate of prior year net loss and retrospective premium accruals. Additionally, 2001 results include restructuring and other related charges of $40 million after-tax and a $14 million charge related to corporate aggregate reinsurance treaties for core operations. Excluding these 2001 significant items, net operating results increased $76 million due primarily to improved underwriting results in the property-casualty segments, partially offset by a reduced benefit from the use of reinsurance in 2002.

Net income was $113 million, or $0.51 per share, for the six months ended June 30, 2002 as compared with a net loss of $1,467 million, or $8.00 per share, for the same period in 2001. Net realized investment gains for the six months ended June 30, 2002 decreased $652 million as compared with the same period in 2001. See the discussion of realized investment losses in the Investments section for additional information. Loss from discontinued operations, net of tax, of $35 million for the six months ended June 30, 2002 and income from discontinued operations of $3 million for the same period in 2001 relate to the operating results and loss on sale of Life Operations’ Chilean-based subsidiaries (CNA Vida), which was sold in the first quarter of 2002. Included in net income for 2001 was a charge of $61 million, net of tax, for the cumulative effect of a change in accounting principle for derivative financial instruments.

Net earned premiums increased $1,578 million for the six months ended June 30, 2002 as compared with the same period in 2001. The 2001 results included reductions in net earned premiums totaling $1,079 million related to the corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the reserve strengthening and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net earned premiums increased $499 million due primarily to a strong increased rate trend in the property-casualty segments, reduced use of property-casualty reinsurance and premium growth in the Group and Life Operations. This increase was partially offset by decreased net earned premiums in CNA Re’s U.K. operations resulting from the decision made in the third quarter of 2001 to cease writing new business in CNA Re U.K.

The second quarter 2001 net operating loss includes the following, which are described in more detail on the following pages.

•	The Company recorded an after-tax charge of $2.1 billion ($3.2 billion pretax), or $11.34 per share, related to a change in estimate of prior year net loss reserves and retrospective premium accruals. This amount included the impact of net reserve strengthening, the related increase in the accrual for insurance-related assessments and the ceded premiums and interest cost of the corporate aggregate reinsurance treaty that attached due to the reserve strengthening. Further details related to the reserve strengthening are discussed below as well as in the individual segment discussions of operations.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

•	In the second quarter of 2001, the Company recorded ceded premiums, ceded losses and interest charges related to corporate aggregate reinsurance treaties in place for the 1999 through 2001 accident years. The discussion in the Reinsurance section below includes all premiums, losses and interest charges related to these treaties. However, in all other sections of the Management’s Discussion and Analysis (MD&A) the applicable amounts ceded to these treaties as a result of the second quarter 2001 reserve strengthening are included in the quantification of this significant item. The ceded premiums, ceded losses and interest charges related to the aggregate reinsurance treaties not related to this significant item are described as “Core.”

•	The Company recorded after-tax restructuring and other related charges of $36 million, or $0.20 per share, related to workforce reductions and asset write-offs resulting from changes in the Company’s information technology organization, which is discussed in more detail below.

Based upon the significance of the second quarter 2001 reserve strengthening, corporate aggregate reinsurance treaties and restructuring and other related charges, the underwriting impact of these items is discussed in the aggregate in the following sections. When the Company discusses its 2001 underwriting results and ratios for its property-casualty segments, the discussion will compare 2001 underwriting results and ratios excluding the effect of these significant items. When the Company discusses its 2002 underwriting results and ratios for its property-casualty segments, the discussion will include the impact of the corporate aggregate reinsurance treaties. The following table provides the details by segment of 2001 underwriting results as reported and adjusted.

Underwriting Results by Segment
 (In millions)

	Standard	Specialty		Property-Casualty
For the three months ended June 30, 2001	Lines	Lines	CNA Re	Segments

Underwriting loss, as reported	$(976)	$(502)	$(611)	$(2,089)
Underwriting impact of second quarter 2001 reserve strengthening net of the related benefit of the corporate aggregate reinsurance treaty	911	410	587	1,908
Underwriting benefit from corporate aggregate reinsurance treaties for Core operations	5	1	1	7
Restructuring and other related charges	5	2	—	7

Adjusted underwriting loss*	$(55)	$(89)	$(23)	$(167)

*The 2001 adjusted underwriting loss excludes the impact of the second quarter 2001 reserve strengthening, corporate aggregate reinsurance treaties and restructuring and other related charges.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Underwriting Results by Segment
 (In millions)

				Property-
	Standard	Specialty		Casualty
For the six months ended June 30, 2001	Lines	Lines	CNA Re	Segments

Underwriting loss, as reported	$(1,059)	$(531)	$(634)	$(2,224)
Underwriting impact of second quarter 2001 reserve strengthening net of the related benefit of the corporate aggregate reinsurance treaty	911	410	587	1,908
Underwriting benefit from corporate aggregate reinsurance treaties for Core operations	7	3	—	10
Restructuring and other related charges	5	2	—	7

Adjusted underwriting loss*	$(136)	$(116)	$(47)	$(299)

*The 2001 adjusted underwriting loss excludes the impact of the second quarter 2001 reserve strengthening, corporate aggregate reinsurance treaties and restructuring and other related charges.

Second Quarter 2001 Prior Year Reserve Strengthening

During the second quarter of 2001, the Company noted the continued emergence of adverse loss experience across several lines of business related to prior years that are discussed in further detail below. The Company completed a number of reserve studies during the second quarter of 2001 for many of its lines of business, including those in which these adverse trends were noted. With respect to environmental pollution and mass tort and asbestos (APMT) reserves, the Company reviewed internal claims data as well as studies generated by external parties, including a significant industry analysis of asbestos and environmental pollution exposures by an international rating agency. As a result of these various reviews, management concluded that ultimate losses, including losses for APMT claims, would be higher in the range of possible outcomes than previously estimated. The Company recorded $2.6 billion pretax ($1.7 billion after-tax) of reserve strengthening, net of the related corporate aggregate reinsurance treaty benefit, associated with a change in estimate of prior year net loss reserves, including $1.2 billion pretax ($0.8 billion after-tax) related to APMT.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The second quarter 2001 reserve strengthening and related items comprising the amounts noted above are detailed by segment in the following table.

Second Quarter 2001 Prior Year Reserve Strengthening
 (In millions)

	Standard	Specialty		Corporate
For the three months ended June 30, 2001	Lines	Lines	CNA Re	and Other	Total

Net reserve strengthening excluding the impact of the corporate aggregate reinsurance treaty

APMT	$—	$—	$57	$1,140	$1,197
Non-APMT	523	407	574	90	1,594

Total	523	407	631	1,230	2,791
Pretax benefit from corporate aggregate reinsurance treaty on accident year 1999	(197)	—	(26)	—	(223	)*

Accrual for insurance-related assessments	48	—	—	—	48

Net reserve strengthening and related accruals	374	407	605	1,230	2,616

Change in estimate of premium accruals	629	3	(13)	(3)	616

Reduction of related commission accruals	(50)	—	—	—	(50)

Net premium and related accrual reductions	579	3	(13)	(3)	566

Total pretax second quarter 2001 reserve strengthening and other related accruals	$953	$410	$592	$1,227	$3,182

Total after-tax second quarter 2001 reserve strengthening and other related accruals	$619	$277	$384	$799	$2,079

* $500 million of ceded losses reduced by $230 million of ceded premiums and $47 million of interest charges.

The non-APMT adverse reserve development was the result of analyses of several lines of business. This development related principally to commercial insurance coverages including automobile liability and multiple-peril, as well as assumed reinsurance and healthcare-related coverages. A brief summary of these lines of business and the associated reserve development is discussed below and in more detail in the discussion of the Company’s segments.

Approximately $600 million of the adverse reserve development, excluding the impact of the corporate aggregate reinsurance treaty, was a result of analyses of several coverages provided to commercial entities written by various segments of CNA. These analyses showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril. In addition, the number of commercial automobile liability claims was higher than expected. Finally, several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Approximately $320 million of adverse reserve development, excluding the impact of the corporate aggregate reinsurance treaty, was recorded in Specialty Lines and was caused by coverages provided to healthcare-related entities. The level of paid and reported losses associated with coverages provided to national long-term care facilities was higher than expected. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare-related services increased more than expected.

Concurrent with the Company’s review of loss reserves, the Company completed comprehensive studies of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. The studies included the review of all such retrospectively rated insurance policies and the estimates of ultimate losses.

As a result of this review and changes in premiums associated with the change in estimates for loss reserves, the Company recorded a pretax reduction in premium accruals of $566 million. The effect on net earned premiums was $616 million offset by a reduction of accrued commissions of $50 million. Approximately $188 million of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses and therefore had no impact on the net operating results. Accruals for ceded premiums related to other reinsurance treaties increased $83 million due to the reserve strengthening. The remainder of the decrease in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above.

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

The Company’s overall reinsurance program includes certain property-casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this section, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract is recorded as a funds withheld liability. The Company is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Condensed Consolidated Balance Sheets.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in other net investment income, was $57 million and $86 million for the second quarter of 2002 and 2001 and $115 million and $122 million for the six months ended June 30, 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,889 million and $2,724 million at June 30, 2002 and December 31, 2001.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

For 2002, the Company has entered into an aggregate reinsurance treaty covering substantially all of the Company’s property-casualty lines of business (the 2002 Cover). The loss protection provided by the 2002 Cover is dependent on the level of subject premium, but there is a maximum aggregate limit of $1,125 million. Maximum ceded premium under the contract is $683 million, and premiums, claims recoveries and interest charges other than the reinsurer’s margin and related fees are made on a funds withheld basis. Interest is credited on funds withheld at 8% per annum, and all premiums are deemed to have been paid as of January 1, 2002. Ceded premium related to the reinsurer’s margin in the amount of $2 million and $5 million was recorded for the 2002 Cover for the three months and six months ended June 30, 2002.

The aggregate reinsurance protection from the 2002 Cover attaches at a defined accident year loss and allocated loss adjustment expense (collectively, losses) ratio. Under the contract, the Company has the right to elect to cede losses to the 2002 Cover when its recorded accident year losses exceed the attachment point. This election period expires March 31, 2004. If no losses are ceded by this date, the contract is considered to be commuted. If the Company elects to cede any losses to the 2002 Cover, it must continue to cede all losses subject to the terms of the contract.

In 1999, the Company entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of the Company’s property-casualty lines of business (the Aggregate Cover). The Company has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500 million of ceded losses with an aggregate limit of $1 billion of ceded losses for the three year period. The ceded premiums are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld accrue at 8% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the September 11, 2001 World Trade Center Disaster and related events (WTC event), the limit under this section was exhausted. Additionally, as a result of the significant reserve additions recorded in the second quarter of 2001, the $500 million limit on the 1999 accident year under the first section was also fully

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

utilized. No losses have been ceded to the remaining $500 million of limit on accident years 2000 and 2001 under the first section.

The impact of the Aggregate Cover on pretax operating results was as follows:

Impact of Aggregate Cover on Pretax Operating Results
 (In millions)

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001

Ceded earned premiums	$—	$(418)	$—	$(460)
Ceded claim and claim adjustment expense	—	683	—	722
Interest charges	(12)	(53)	(25)	(59)

Pretax impact on operating results	$(12)	$212	$(25)	$203

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760 million of ceded losses. The ceded premiums are a percentage of ceded losses and for the $760 million of limit, the ceded premium is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $563 million have been ceded under the CCC Cover through June 30, 2002.

The impact of the CCC Cover on pretax operating results was as follows:

Impact of CCC Cover on Pretax Operating Results
 (In millions)

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001

Ceded earned premiums	$—	$(2)	$(61)	$(2)
Ceded claim and claim adjustment expense	—	—	93	—
Interest charges	(6)	—	(16)	—

Pretax impact on operating results	$(6)	$(2)	$16	$(2)

The impact by operating segment of the 2002 Cover, Aggregate Cover and the CCC Cover on pretax operating results was as follows:

Impact of 2002 Cover, Aggregate Cover and CCC Cover on Pretax Operating Results
 (In millions)

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001

Standard Lines	$(14)	$186	$(28)	$182
Specialty Lines	(3)	(4)	(5)	(6)
CNA Re	(3)	25	19	25
Corporate and Other	—	3	—	—

Pretax impact on operating results	$(20)	$210	$(14)	$201

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

IT Plan

The overall goal of the IT Plan was to improve technology for the underwriting function and throughout the Company and to eliminate inefficiencies in the deployment of IT resources. The changes facilitated a strong focus on enterprise-wide system initiatives. The IT Plan had two main components, which included the reorganization of IT resources into the Technology and Operations Group with a structure based on centralized, functional roles and the implementation of an integrated technology roadmap that included common architecture and platform standards that directly support the Company’s strategies.

For the three and six months ended June 30, 2001 the Company incurred $56 million and $62 million pretax of restructuring and other related charges for the IT Plan related primarily to employee severance charges and the write-off of impaired assets.

The following table summarizes the pretax effect of these costs on the Company’s operating segments.

Pretax Restructuring and Other Related Charges
 (In millions)

	Three	Six
For the period ended June 30, 2001	Months	Months

Standard Lines	$6	$6
Specialty Lines	2	2
CNA Re	—	—
Life Operations	17	17
Corporate and Other	31	37

Total	$56	$62

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

No restructuring and other related charges related to the IT Plan have been incurred in 2002; however, payments were made during the six months ended June 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining IT Plan accrual at June 30, 2002 and the activity in that accrual since inception. Approximately $5 million of the remaining accrual is expected to be paid during the remainder of 2002.

IT Plan Accrual
 (In millions)

	Employee
	Termination	Impaired
	and Related	Asset	Other
	Benefit Costs	Charges	Costs	Total

IT Plan initial accrual	$29	$32	$1	$62
Costs that did not require cash in 2001	—	(32)	—	(32)
Payments charged against liability in 2001	(19)	—	—	(19)

Accrued costs at December 31, 2001	10	—	1	11
Payments charged against liability in 2002	(1)	—	—	(1)

Accrued costs at June 30, 2002	$9	$—	$1	$10

The IT Plan is not expected to result in decreased operating expenses in the foreseeable future because savings from the workforce reduction will be used to fund new technology-related initiatives. Employee termination and related benefit payments will continue through 2004 due to employment contract obligations.

2001 Plan

The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units (SBUs) in the property-casualty operations, changes in the strategic focus of the Life Operations and consolidation of real estate locations. The reduction in the number of property-casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Life Operations included a decision to discontinue writing variable life and annuity business.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

No restructuring and other related charges related to the 2001 Plan have been incurred in 2002; however, payments were made during the six months ended June 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining 2001 Plan accrual as of June 30, 2002 and the activity in that accrual since inception. Approximately $35 million of the remaining accrual is expected to be paid during the remainder of 2002.

2001 Plan Accrual
 (In millions)

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total

2001 Plan initial accrual	$68	$56	$30	$35	$189
Costs that did not require cash in 2001	—	—	—	(35)	(35)
Payments charged against liability in 2001	(2)	—	—	—	(2)

Accrued costs at December 31, 2001	66	56	30	—	152
Costs that did not require cash in 2002	—	—	(25)	—	(25)
Payments charged against liability in 2002	(45)	(10)	(1)	—	(56)

Accrued costs at June 30, 2002	$21	$46	$4	$—	$71

Reserves — Estimates and Uncertainties

The Company maintains loss reserves (reserves) to cover its estimated ultimate unpaid liability for losses and loss adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled and claims that have been incurred but not reported. Reserves are reflected as liabilities on the Condensed Consolidated Balance Sheets under the heading “Insurance Reserves.” Changes in reserves are reflected in the Company’s Statement of Operations, incurred during the period in which the change arises.

The level of reserves maintained by the Company represents management’s best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on its assessment of facts and circumstances known to it at that time. Reserves are not an exact calculation of liability but instead are estimates which are derived by the Company, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. Some of the many uncertain future events about which the Company makes assumptions and estimates are claims severity, frequency of claims, economic inflation, the impact of underwriting policy and claims handling practices and the lag time between the occurrence of an insured event and the time it is ultimately settled (referred to in the insurance industry as the “tail”).

The Company’s experience has been that the inherent uncertainties of estimating insurance reserves are generally greater for casualty coverages (particularly long-tail casualty risks such as APMT losses) than for property coverages. Estimates of the cost of future APMT claims are highly complex and include an assessment of, among other things, whether certain costs are covered under the policies and whether recovery limits apply, allocation of liability among numerous parties, some of whom are in bankruptcy proceedings, inconsistent court decisions and developing legal theories and tactics of plaintiffs’ lawyers. Reserves for property-related catastrophes, both natural disasters and man-made catastrophes such as terrorist acts, are also difficult to estimate. See the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

discussion of Environmental Pollution and Mass Tort and Asbestos Reserves in the MD&A for further information on APMT.

In addition to the uncertainties inherent in estimating APMT and catastrophe losses, the Company is subject to the uncertain effects of emerging or potential claims and coverage issues which arise as industry practices and legal, judicial, social, and other environmental conditions change. These issues can have a negative effect on the Company’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Either development could require material increases in reserves. Examples of emerging or potential claims and coverage issues include: (i) increases in the number and size of water damage claims related to expenses for testing and remediation of mold conditions; (ii) increases in the number and size of claims relating to injuries from medical products, and exposure to lead and radiation related to cellular phone usage; (iii) expected increases in the number and size of claims relating to accounting and financial reporting, including director and officer and errors and omissions insurance claims, in an environment of major corporate bankruptcies; and (iv) a growing trend of plaintiffs targeting insurers in class action litigation relating to claims-handling and other practices. The future impact of these and other unforeseen emerging or potential claims and coverage issues is extremely hard to predict and could materially adversely affect the adequacy of the Company’s reserves and could lead to future reserve additions.

The Company’s current reserve levels reflect management’s best estimate of the Company’s ultimate claims and claim adjustment expenses at June 30, 2002, based upon known facts and current law. However, in light of the many uncertainties associated with making the estimates and assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular and ongoing basis and makes changes as experience develops. The Company may in the future determine that its recorded reserves are not sufficient and may increase its reserves in amounts that may be material, which could materially adversely affect the Company’s business and financial condition. Any such increase in reserves would be recorded as a charge against the Company’s earnings for the period in which the estimate of reserves changes.

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

Without any federal backstop in place, the Company is exposed to potentially material losses arising from a future terrorism event. Accordingly, the Company’s results of operations and financial condition could be materially adversely impacted by a future terrorism event. The Company is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions, and the use of reinsurance. The Company is generally prohibited from excluding terrorism exposure from its primary workers compensation, individual life and group life and health policies. The Company’s current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Standard Lines

The following table summarizes key components of operating results for Standard Lines.

Operating Results
 (In millions)

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001

Net written premiums	$1,050	$375	$2,127	$1,270
Net earned premiums	1,026	(61)	2,036	797
Underwriting loss	(96)	(976)	(204)	(1,059)
Net investment income	131	75	233	237
Net operating income (loss)	37	(574)	46	(509)

Ratios
Loss and loss adjustment expense	78.1%	N/A	77.6%	154.6%
Expense	29.8	N/A	30.9	72.5
Dividend	1.5	N/A	1.5	5.9

Combined	109.4%	N/A	110.0%	233.0%

2001 adjusted underwriting loss*		$(55)		$(136)

2001 adjusted ratios*
Loss and loss adjustment expense		72.9%		73.4%
Expense		30.5		31.5
Dividend		2.5		2.6

Combined		105.9%		107.5%

*The 2001 adjusted underwriting loss and adjusted ratios exclude the impact of the second quarter 2001 reserve strengthening, corporate aggregate reinsurance treaties and restructuring and other related charges.

Net operating results improved $611 million for the second quarter of 2002 as compared with the same period in 2001. The after-tax impact of the second quarter 2001 reserve strengthening, net of the related corporate aggregate reinsurance treaty benefit, was $619 million for Standard Lines. The reserve strengthening related primarily to commercial multiple-peril, general liability, commercial automobile liability coverages, large account liability coverages and related retrospective premium accruals. The strengthening was based upon detailed claim reviews, assessments of legal developments affecting these coverages and actuarial analyses completed in the second quarter of 2001. In response to the adverse trends indicated by the reviews, changes were made to more closely involve legal counsel on claims affected by the legal developments and to discontinue writing classes of business where adequate pricing could not be achieved for the exposure. In addition to the impact of the 2001 reserve strengthening, net operating results for the second quarter of 2001 included $7 million related to the cost of the corporate aggregate reinsurance treaties from core operations and $4 million for restructuring and other related charges.

Excluding these 2001 significant items, net operating results decreased $19 million for the second quarter of 2002 as compared with the same period in 2001. This decrease was due primarily to a decline in underwriting results, partially offset by expense savings resulting from the 2001 Plan and an increase in net investment income, including $14 million related to limited partnership income.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The combined ratio increased 3.5 points for the second quarter of 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results declined by $41 million as compared with the adjusted underwriting results for the same period in 2001. This change was due to an increase in the loss ratio, partially offset by decreases in both the expense and dividend ratios. The loss ratio increased 5.2 points due principally to a net cost of reinsurance in 2002 as compared with a significant benefit from the use of reinsurance in 2001 and prior year reserve development of $38 million recorded in 2002, primarily in the Excess & Surplus lines of business. The expense ratio decreased 0.7 points as a result of lower underwriting expenses resulting from decreased head count due to the 2001 Plan, partially offset by increased acquisition expenses. The dividend ratio decreased 1.0 points due to favorable current accident year dividends and adverse dividend reserve development recorded in 2001.

Net written premiums increased $675 million for the second quarter of 2002 as compared with the same period in 2001. Second quarter results for 2001 included reductions in net written premiums totaling $628 million related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from the reserve strengthening and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net written premiums increased $47 million. This increase was due to strong rate increases and lower ceded premiums. These increases were partially offset by lower net written premiums for the Casualty lines of business.

Net earned premiums increased $1,087 million for the second quarter of 2002 as compared with the same period in 2001. Second quarter results for 2001 included reductions in net earned premiums totaling $993 million related to the corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the reserve strengthening and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net earned premiums increased $94 million due primarily to the increase in net written premiums noted above.

Net operating results improved $555 million for the six months ended June 30, 2002 as compared with the same period in 2001. Included in the 2001 results were $619 million related to the second quarter 2001 reserve strengthening, $9 million related to the cost of corporate aggregate reinsurance treaties from core operations and $4 million for restructuring and other related charges. Excluding these 2001 significant items, net operating results declined $77 million for the six months ended June 30, 2002 as compared with the same period in 2001. This decline was due primarily to decreased underwriting results and lower net investment income, partially offset by expense savings resulting from the 2001 Plan.

The combined ratio increased 2.5 points for the six months ended June 30, 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results declined by $68 million as compared with the adjusted underwriting results for the same period in 2001. This change was due to an increase in the loss ratio, partially offset by decreases in both the expense and dividend ratios. The loss ratio increased 4.2 points, the expense ratio decreased 0.6 points and the dividend ratio decreased 1.1 points primarily as a result of the second quarter activity described above.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net written premiums increased $857 million for the six months ended June 30, 2002 as compared with the same period in 2001. The 2001 results included reductions in net written premiums totaling $656 million related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from the reserve strengthening and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net written premiums increased $201 million primarily as a result of strong rate increases, a higher level of new business and lower ceded premiums.

Net earned premiums increased $1,239 million for the six months ended June 30, 2002 as compared with the same period in 2001. The 2001 results included reductions in net earned premiums totaling $1,021 million related to the corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the reserve strengthening and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net earned premiums increased $218 million due primarily to the increases in net written premium noted above.

Standard Lines achieved an average rate increase of 28% in the second quarter of 2002 for contracts that renewed during the period and had a retention rate of 66% for those contracts that were up for renewal.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Specialty Lines

The following table summarizes key components of operating results for Specialty Lines.

Operating Results
 (In millions)

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001

Net written premiums	$578	$516	$1,124	$933
Net earned premiums	541	455	1,055	913
Underwriting loss	(14)	(502)	(35)	(531)
Net investment income	78	73	139	165
Net operating income (loss)	42	(303)	77	(260)

Ratios
Loss and loss adjustment expense	70.5%	159.9%	70.9%	114.2%
Expense	32.1	50.2	32.3	43.8
Dividend	0.1	0.3	0.1	0.2

Combined	102.7%	210.4%	103.3%	158.2%

2001 adjusted underwriting loss*		$(89)		$(116)

2001 adjusted ratios*
Loss and loss adjustment expense		70.9%		70.2%
Expense		47.4		42.0
Dividend		0.3		0.2

Combined		118.6%		112.4%

*The 2001 adjusted underwriting loss and adjusted ratios exclude the impact of the second quarter 2001 reserve strengthening, corporate aggregate reinsurance treaties and restructuring and other related charges.

Net operating results improved $345 million for the second quarter of 2002 as compared with the same period in 2001. The after-tax impact of the second quarter 2001 reserve strengthening, net of the related corporate aggregate reinsurance treaty benefit, was $277 million for Specialty Lines. The reserve strengthening related primarily to medical malpractice and national for-profit nursing home chains with exposure in Florida and Texas. This strengthening was necessitated by the continuing emergence of reported losses in excess of expectations and a thorough review of claim exposures. In response to these adverse trends, Specialty Lines withdrew from writing these coverages in certain states and instituted large rate increases. Additionally, reserve strengthening related to the marine business resulted from an increase in large claim frequency in marine cargo and hull coverages for accident years 1998 through 2000. Also, Specialty Lines strengthened reserves due to higher than expected losses arising from the high-hazard commercial auto business. Specialty Lines has taken rate action and reduced exposure to unprofitable marine cargo and hull classes of business and has exited the high-hazard commercial auto business. In addition to the impact of the 2001 reserve strengthening, net operating results for the second quarter of 2001 declined $2 million related to the cost of the corporate aggregate reinsurance treaties from core operations and $1 million for restructuring and other related charges.

Excluding these 2001 significant items, net operating results increased $65 million for the second quarter of 2002 as compared with the same period in 2001. This increase was due primarily to improved underwriting results in 2002 and the impact of better aligning premium earnings patterns with the emergence of claims in the vehicle warranty line of business, which reduced operating results in 2001.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The combined ratio decreased 15.9 points for the second quarter of 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results improved by $75 million as compared with the adjusted underwriting results for the same period in 2001. This change was due to decreases in the loss, expense and dividend ratios. The loss ratio decreased 0.4 points primarily as a result of rate increases across the entire book of business, partially offset by a net cost of reinsurance in 2002 as compared with a significant benefit from the use of reinsurance in 2001. The expense ratio decreased 15.3 points primarily as a result of the 2001 write-off of unrecoverable deferred acquisition costs in the vehicle warranty line of business.

Net written premiums increased $62 million for the second quarter of 2002 as compared with the same period in 2001. Second quarter results for 2001 included reductions in net written premiums totaling $12 million related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from the reserve strengthening and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net written premiums increased $50 million due primarily to growth in CNA Pro and CNA HealthPro as a result of increased new business and strong rate increases.

Net earned premiums increased $86 million for the second quarter of 2002 as compared with the same period in 2001. Second quarter results for 2001 included reductions in net earned premiums totaling $26 million related to the corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the reserve strengthening and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net earned premiums increased $60 million due primarily to the increases in net written premiums noted above.

Net operating results improved $337 million for the six months ended June 30, 2002 as compared with the same period in 2001. Included in the 2001 results were $277 million related to the second quarter 2001 reserve strengthening, $4 million related to the cost of the corporate aggregate reinsurance treaties from core operations and $1 million for restructuring and other related charges. Excluding these 2001 significant items, net operating results improved $55 million for the six months ended June 30, 2002 as compared with the same period in 2001. This improvement was due primarily to improved current year underwriting results and the impact of the 2001 vehicle warranty charge noted above, partially offset by decreased net investment income.

The combined ratio decreased 9.1 points for the six months ended June 30, 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results improved by $81 million as compared with the adjusted underwriting results for the same period in 2001. This change was due to decreases in both the expense and dividend ratios, partially offset by an increase in the loss ratio. The loss ratio increased 0.7 points primarily as a result of a net cost of reinsurance in 2002 as compared with a significant benefit from the use of reinsurance in 2001, partially offset by rate increases across the entire book of business. The expense ratio decreased 9.7 points primarily as a result of the 2001 write-off of unrecoverable deferred acquisition costs in the vehicle warranty line of business. In addition, the expense ratio decreased as a result of lower underwriting expenses resulting from decreased staff levels due to the 2001 Plan and other expense reduction initiatives.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net written premiums increased $191 million for the six months ended June 30, 2002 as compared with the same period in 2001. The 2001 results included reductions in net written premiums totaling $23 million related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from the reserve strengthening and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net written premiums increased $168 million due primarily to growth in CNA Pro and Marine as a result of increased new business and strong rate increases. Net earned premiums increased $142 million for the six months ended June 30, 2002 as compared with the same period in 2001, due primarily to the increases in net written premium noted above and adverse experience in retrospective premium accruals recorded in the second quarter 2001 reserve strengthening.

Specialty Lines achieved an average rate increase of 24% in the second quarter of 2002 for contracts that renewed during the period and had a retention rate of 76% for those contracts that were up for renewal. Retention rates above apply to Specialty Lines excluding the CNA Guaranty and Credit, Surety and Warranty businesses.

CNA Re

The following table summarizes key components of operating results for CNA Re.

Operating Results
 (In millions)

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001

Net written premiums	$160	$69	$327	$270
Net earned premiums	168	144	305	303
Underwriting (loss) income	(11)	(611)	14	(634)
Net investment income	49	41	83	89
Net operating income (loss)	27	(369)	68	(351)
Ratios
Loss and loss adjustment expense	79.5%	479.4%	62.4%	267.2%
Expense	27.3	43.5	33.1	41.3

Combined	106.8%	522.9%	95.5%	308.5%

2001 adjusted underwriting loss*		$(23)		$(47)

2001 adjusted ratios*
Loss and loss adjustment expense		75.8%		75.6%
Expense		38.1		38.3

Combined		113.9%		113.9%

*The 2001 adjusted underwriting loss and adjusted ratios exclude the impact of the second quarter 2001 reserve strengthening, corporate aggregate reinsurance treaties and restructuring and other related charges.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net operating results improved $396 million for the second quarter of 2002 as compared with the same period in 2001. The after-tax impact of the second quarter 2001 reserve strengthening, net of the related corporate aggregate reinsurance treaty benefit, was $384 million for CNA Re, including $37 million for APMT claims. The strengthening was based upon second quarter of 2001 reviews that showed the emergence of higher than expected reported losses. The reserve strengthening related to a number of lines, including excess of loss liability and professional liability in accident years 1997 to 2000.

Excluding this 2001 significant item, net operating results increased $12 million for the second quarter of 2002 as compared with the same period in 2001. This increase was due primarily to improved underwriting results in the U.S. operations and increased net investment income.

The combined ratio decreased 7.1 points for the second quarter of 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results improved by $12 million as compared with the adjusted underwriting results for the same period in 2001. This change was due to a decrease in the expense ratio, partially offset by an increase in the loss ratio. The loss ratio increased 3.7 points primarily as a result of unfavorable prior year development recorded in 2002, partially offset by improvement in the current accident year loss ratio. The expense ratio decreased 10.8 points due primarily to decreased acquisition expenses, a shift in the business mix resulting in a lower commission rate and a reduction in underwriting expenses relative to the earned premium base.

Net written premiums increased $91 million for the second quarter of 2002 as compared with the same period in 2001. Second quarter results for 2001 included reductions in net written premiums totaling $21 million related to the corporate aggregate reinsurance treaties and additional ceded premiums arising from the reserve strengthening. Excluding these 2001 significant items, net written premiums increased $70 million principally as a result of clients increasing their premium writings above original estimates and achieved rate increases. This increase was partially offset by the decision made in the third quarter of 2001 to cease new business writings in CNA Re U.K. Net earned premiums increased $24 million for the second quarter of 2002 as compared with the same period in 2001, due primarily to the increases in net written premiums noted above.

Net operating results improved $419 million for the six months ended June 30, 2002 as compared with the same period in 2001. Included in the 2001 results was $384 million related to the second quarter 2001 reserve strengthening. Excluding this 2001 significant item, net operating results increased $35 million for the six months ended June 30, 2002 as compared with the same period in 2001. This increase was due primarily to improved underwriting results in the U.S. operations, an increased benefit related to the additional cessions to the CCC Cover as a result of the increase in WTC related losses recorded in the first quarter of 2002, partially offset by decreased net investment income.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The combined ratio decreased 18.4 points for the six months ended June 30, 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results improved by $61 million as compared with the adjusted underwriting results for the same period in 2001. This change was due to decreases in the loss and expense ratios. The loss ratio decreased 13.2 points due primarily to a $32 million net underwriting benefit related to the corporate aggregate reinsurance treaties, partially offset by additional premiums and losses recorded as a result of the re-estimation of the WTC event in the first quarter of 2002. The expense ratio decreased 5.2 points primarily as a result of decreased acquisition expenses, a shift in the business mix resulting in a lower commission rate and a higher net earned premiums base.

Net written premiums increased $57 million for the six months ended June 30, 2002 as compared with the same period in 2001. The 2001 results included reductions in net written premiums totaling $23 million related to the corporate aggregate reinsurance treaties and additional ceded premiums arising from the reserve strengthening. Excluding these 2001 significant items, net written premiums increased $34 million as a result of clients increasing their premium writings above original estimates and achieved rate increases across the book of business. These increases were partially offset by the decision made in the third quarter of 2001 to cease new business writings in CNA Re U.K. Net earned premiums increased $2 million for the six months ended June 30, 2002 as compared with the same period in 2001, due primarily to the increases in net written premiums noted above.

On July 15, 2002, the Company announced that it signed a share purchase agreement to sell CNA Re U.K. See the discussion of realized investment losses in the Investments section of the MD&A for additional information.

Group Operations

The following table summarizes key components of operating results for Group Operations.

Operating Results
 (In millions)

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001

Net earned premiums	$819	$809	$1,724	$1,618
Net investment income	42	39	83	79
Net operating income	19	15	34	30

Net operating results improved $4 million for the second quarter of 2002 as compared with the same period in 2001. This improvement was primarily attributable to favorable expenses and increased net investment income.

Net earned premiums increased $10 million for the second quarter of 2002 as compared with the same period in 2001. This growth was due primarily to higher premiums in the Federal Markets mail handlers benefit program, which was driven by increased medical cost trends. This increase was partially offset by lower net earned premiums in the Group Benefits specialty medical line of business.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net operating income improved $4 million for the six months ended June 30, 2002 as compared with the same period in 2001. This improvement was primarily attributable to favorable expenses and increased net investment income.

Net earned premiums increased $106 million for the six months ended June 30, 2002 as compared with the same period in 2001. This growth was due primarily to higher premiums in the Federal Markets mail handlers benefit program, which was driven by increased medical cost trends and higher cost containment fees. In addition there was also growth in the disability, life and accident and group long term care lines of business. These increases were partially offset by lower net earned premiums in the Group Benefits specialty medical line of business.

Effective July 1, 2002, CNA closed on the sale of Claims Administration Corporation and the transfer of the National Postal Mail Handlers Union group benefits plan to First Health Group Corporation. CNA received $2.2 billion of revenue and recorded $10 million of net operating income from this contract in 2001. The loss of this contract is not anticipated to have an adverse material impact on 2002 net operating income.

Life Operations

The following table summarizes key components of operating results for Life Operations.

Operating Results
 (In millions)

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001

Sales volume*	$390	$936	$851	$1,429
Net earned premiums	235	229	475	443
Net investment income	157	141	311	272
Net operating income	37	25	72	67

*Sales volume is a cash-based measure that includes premiums and annuity considerations, investment contract deposits and other sales activities that are not reported as premiums under accounting principles generally accepted in the United States of America (GAAP).

Net operating results improved $12 million for the second quarter of 2002 as compared with the same period in 2001. This improvement related primarily to restructuring and other related charges of $11 million that occurred in 2001. Excluding restructuring and other related charges, net operating results improved $1 million due primarily to higher net investment income, partially offset by increased acquisition expenses.

Sales volume decreased $546 million for the second quarter of 2002 as compared with the same period in 2001. This decrease was attributable primarily to lower sales of synthetic guaranteed investment contracts and structured settlement annuities, along with reduced sales in the variable products business, which the Company decided to exit in the fourth quarter of 2001. These decreases were partially offset by increased sales in the Individual Life and Long Term Care businesses. Net earned premiums increased $6 million for the second quarter of 2002 as compared with the same period in 2001, attributable primarily to growth in the Long Term Care business, partially offset by decreased sales in the Retirement Services and structured settlements businesses.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net operating results improved $5 million for the six months ended June 30, 2002 as compared with the same period in 2001. This improvement related primarily to the absence of restructuring and other related charges of $11 million that were recorded in 2001. Excluding restructuring and other related charges, net operating results declined $6 million due primarily to increased acquisition expenses and favorable 2001 results in the Index 500 product, partially offset by increased net investment income in 2002.

Sales volume decreased $578 million for the six months ended June 30, 2002 as compared with the same period in 2001. This decrease was attributable primarily to the second quarter 2001 decreases in sales volume noted above. Net earned premiums increased $32 million for the six months ended June 30, 2002 as compared with the same period in 2001 attributable primarily to growth in the Long Term Care business, partially offset by decreased sales in the Retirement Services business.

Corporate and Other

The following table summarizes key components of operating results for Corporate and Other.

Operating Results
(In millions)

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001

Net investment income	$45	$33	$79	$67
Total operating revenues	104	97	210	186
Net operating loss	(22)	(871)	(46)	(935)

Net operating results improved $849 million for the second quarter of 2002 as compared with the same period in 2001. The after-tax impact of the second quarter 2001 reserve strengthening on the Corporate and Other segment was $799 million, including $741 million for APMT. See the Environmental Pollution and Mass Tort and Asbestos Reserves section following for a discussion of this prior year reserve strengthening. Net operating results for 2001 also included $20 million of restructuring and other related charges. Excluding these 2001 significant items, net operating results improved $30 million for the second quarter of 2002 as compared with the same period in 2001. This improvement was due primarily to reduced expenses for e-Business initiatives and increased net investment income, partially offset by decreased operating results for CNA UniSource.

Total operating revenues increased $7 million for the second quarter 2002 as compared with the same period in 2001. This increase was due primarily to higher net earned premiums in Group Reinsurance and increased net investment income, partially offset by reduced revenues for CNA UniSource.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net operating results improved $889 million for the six months ended June 30, 2002 as compared with the same period in 2001. Included in the 2001 results were $799 million related to the second quarter 2001 reserve strengthening, including $741 million for APMT, and $24 million of restructuring and other related charges. Excluding these 2001 significant items, net operating results improved $66 million for the six months ended June 30, 2002 as compared with the same period in 2001. This improvement was due primarily to the second quarter improvement described above.

Total operating revenues increased $24 million for the six months ended June 30, 2002 as compared with the same period in 2001. This increase was due primarily to the second quarter increase described above.

In the second quarter of 2001, CNA planned the disposition of CNA UniSource, a payroll processor and professional employer organization (PEO). After exploring possible transactions to dispose of its PEO business, CNA UniSource exited the PEO business as of March 31, 2002. As of that date, substantially all existing PEO client contracts were terminated. All obligations related to the PEO operation are being run off in an orderly manner and the associated costs are included in continuing operations. The Company anticipates additional operating losses from the PEO run-off for the remainder of 2002. CNA UniSource’s payroll processing business, which has annual revenues of approximately $11 million, remains designated as held for sale.

Environmental Pollution and Mass Tort and Asbestos Reserves

CNA’s property-casualty insurance subsidiaries have potential exposures related to environmental pollution and mass tort and asbestos claims.

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

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2001 or the first six months of 2002, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA’s results of operations and/or financial position.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

As of June 30, 2002 and December 31, 2001, CNA carried approximately $559 million and $617 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort development for the three and six months ended June 30, 2002. Unfavorable environmental pollution and mass tort development for the three and six months ended June 30, 2001 amounted to $449 million and $453 million.

The reserve strengthening in the second quarter of 2001 for environmental pollution and mass tort reserves was due to reviews completed during the year, which indicated that paid and reported losses were higher than expectations based on prior year reviews. Factors that have led to this development include a number of declaratory judgements filed this year due to an increasingly favorable legal environment for policy-holders in certain courts involving environmental pollution and mass tort claims and other unfavorable decisions regarding cleanup issues. Due to the uncertainties created by these factors, the ultimate liability of CNA for mass tort claims may also vary substantially from the amount currently recorded.

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

As of June 30, 2002 and December 31, 2001, CNA carried approximately $1,219 million and $1,204 million of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos net claim and claim adjustment expense development for the three and six months ended June 30, 2002. Unfavorable asbestos net claim and claim adjustment reserve development for the three and six months ended for June 30, 2001 amounted to $748 million and $769 million. CNA has attempted to manage its asbestos-related exposures by aggressively resolving older claims.

The reserve strengthening in the second quarter of 2001 for asbestos-related claims was based on a management review of developments with respect to these exposures conducted in the second quarter. This analysis indicated a significant increase in claim counts for asbestos-related claims. The factors that led to the deterioration in claim counts included, among other things, intensive advertising campaigns by lawyers for asbestos claimants and the addition of new defendants such as the distributors and installers of asbestos containing products. New claim filings increased significantly in 2000 over 1999 and that trend continued in 2001. The volume of new claims caused the bankruptcies of numerous asbestos defendants. Those bankruptcies also may result in increased liability for remaining defendants under principles of joint and several liability. In some bankruptcy proceedings asbestos claimants may assert an entitlement to policy proceeds upon confirmation of a plan of reorganization, rather than when claims would ordinarily be paid to all claimants. If such assertions are made successfully, they could have the effect of accelerating claims payment patterns.

In addition, some asbestos-related defendants asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed.

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

The results of operations and financial condition of CNA in future years may continue to be adversely affected by environmental pollution and mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as warranted.

Investments

The components of net investment income for the three and six months ended June 30, 2002 and 2001 are presented in the following table.

Net Investment Income
(In millions)

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001

Fixed maturity securities:
Bonds:
Taxable	$458	$400	$872	$809
Tax-exempt	38	28	71	62
Limited partnerships	37	(4)	44	32
Short-term investments	11	37	27	79
Other, including interest on funds withheld and other deposits	(30)	(46)	(60)	(44)

Gross investment income	514	415	954	938
Investment expense	(12)	(13)	(26)	(29)

Net investment income	$502	$402	$928	$909

The Company experienced higher net investment income for the three and six months ended June 30, 2002 as compared with the same periods in 2001. The increase was due primarily to increased limited partnership income and reduced interest costs on funds withheld and other deposits related to certain reinsurance contracts. Other investment income includes interest costs on funds withheld reinsurance contracts. See the Reinsurance section of the MD&A for additional information. The interest cost on these contracts increased significantly in the second quarter of 2001 because of ceded losses resulting from the second quarter 2001 reserve strengthening. The bond segment of the investment portfolio yielded 6.1% in the first six months of 2002 as compared with 6.5% during the same period in 2001.

Other invested assets include investments in limited partnerships and certain derivative securities. The Company’s limited partnership investments are recorded at fair value and typically reflect a reporting lag of up to three months. Fair value of the Company’s limited

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

partnership investments represents CNA’s equity in the partnership’s net assets as determined by the general partner. The carrying value of the Company’s limited partnership investments was $1,400 million and $1,307 million as of June 30, 2002 and December 31, 2001.

Limited partnerships are a relatively small portion of the Company’s overall investment portfolio. The majority of the limited partnerships invest in a substantial number of securities that are readily marketable. The Company is a passive investor in such partnerships and does not have influence over the partnerships’ management, who are committed to operate them according to established guidelines and strategies. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships. Due to unfavorable market conditions since the close of the second quarter, based upon current trends the Company expects that limited partnership income in the third quarter will likely be down significantly from the level reported in the second quarter.

The components of net realized investment (losses) gains for the three and six months ended June 30, 2002 and 2001 are presented in the following table.

Net Realized Investment (Losses) Gains
(In millions)

	Three Months		Six Months

Period ended June 30	2002	2001	2002	2001

Realized investment (losses) gains:
Fixed maturity securities:
U.S. Government bonds	$44	$(21)	$49	$107
Corporate and other taxable bonds	(258)	1	(249)	(7)
Tax-exempt bonds	14	(15)	16	38
Asset-backed bonds	19	4	28	55
Redeemable preferred stock	(1)	(21)	(15)	(21)

Total fixed maturity securities	(182)	(52)	(171)	172
Equity securities	42	1,015	49	1,087
Derivative securities	(13)	8	(34)	3
Other invested assets	(8)	(403)	(4)	(314)

Total realized investment (losses) gains	(161)	568	(160)	948
Allocated to participating policyholders’ and minority interests	(1)	(1)	(1)	(10)
Income tax benefit (expense)	57	(255)	58	(389)

Net realized investment (losses) gains	$(105)	$312	$(103)	$549

Net realized investment gains decreased $417 million for the second quarter of 2002 compared with the same period in 2001. This decline was due primarily to $292 million of impairment losses recorded in the second quarter of 2002 principally on corporate bonds, contrasted with large gains realized in the second quarter of 2001 from closing out the hedge agreements, entered into in early 2000, related to the Company’s investment in Global Crossing Ltd. common stock.

Noted in the General Account Investments table below, corporate bonds comprise a significant portion of the Company’s investment portfolio. The Company regularly reviews the market value of each investment compared to its carrying value. When the market value is less than the carrying value, the company makes a determination as to whether the decline is other than temporary. When a decline in value is determined to be other than temporary, investments are written down to net realizable value and losses are recognized in income. Included in the second quarter 2002 impairment writedowns were $129 million related to debt securities issued by WorldCom Inc. and $74 million related to Adelphia Communications Corporation, both of which have recently filed for bankruptcy. These securities were written down to estimated net realizable value of $33 million and $29 million, respectively. The remaining $89 million of impairment writedowns relates primarily to issuers in the telecommunications sector. The Company may be subject to future impairment losses that could materially adversely impact its results of operations. Management believes any future impairment losses would not have a material impact on the Company's financial position.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

During the second quarter of 2001, the Company announced its intention to sell certain businesses. The assets being held for disposition included CNA Re U.K. and certain other businesses. Based upon the impairment analyses performed at that time, the Company anticipated that it would realize losses in connection with those planned sales. In determining the anticipated loss from these sales, the Company estimated the net realizable value of each business being held for sale. An estimated after-tax loss of $320 million was initially recorded in the second quarter of 2001. This loss was reported in other realized investment losses.

The Company continues to monitor the impairment losses analyses recorded for these businesses and perform updated impairment analysis. Based on these analyses the impairment loss has been reduced by approximately $170 million, primarily because the net assets of the businesses had been significantly diminished by their operating losses, including adverse development recognized by CNA Re U.K. in the fourth quarter of 2001.

In the fourth quarter of 2001, the Company sold certain businesses as planned. The realized after-tax loss applicable to these businesses recognized in the second quarter of 2001 was $38 million. Revenues of these businesses included in the three and six months ended June 30, 2001 totaled approximately $18 million and $25 million. Net operating losses related to these businesses included in the three and six months ended June 30, 2001 were approximately $14 million and $17 million.

At June 30, 2002, CNA Re U.K. and certain other businesses remain held for sale. On July 15, 2002, the Company announced that it signed a share purchase agreement to sell CNA Re U.K. to Tawa U.K. Limited, a subsidiary of Artemis Group, a French conglomerate. The share purchase agreement includes all remaining business underwritten since inception by CNA Re U.K. The sale is subject to approval in the United Kingdom by the Financial Services Authority. Additionally, certain aspects of the transaction also require approval by the Illinois Insurance Department (the Illinois Department), which will also conduct a comprehensive review of the terms of the transaction. While there can be no assurance that the transaction will close, management believes that all conditions necessary to close, including regulatory approvals, will be satisfied and that such closing will occur by the end of 2002. This sale does not impact CNA Re’s on-going U.S.-based operations.

CNA Re U.K. will be sold for $1, subject to a completion adjustment at closing primarily driven by certain operating results between January 1, 2002 and closing, and changes in interest rates. No additional impairment loss is expected based on the terms of the sale agreement.

Concurrent with the sale, several reinsurance agreements under which CCC had provided retrocessional protection to CNA Re U.K. will be commuted. As part of the sale, CNA Re U.K.’s net exposure to all IGI Program liabilities will be ceded to CCC, and CCC will provide a $100 million stop loss cover attaching at carried reserves on CNA Re U.K.’s 2001 underwriting year exposures, both for the benefit of the buyer.

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

The following table presents the carrying values of the Company’s investments at June 30, 2002 and December 31, 2001, and the change in unrealized gains/losses of those securities included in other comprehensive income for the six months ended June 30, 2002.

General Account Investments
(in millions)

			Six Months
			Ended
			June 30,
			2002
			Change in
			Unrealized
	June 30,	December 31,	Gains/
	2002	2001	Losses

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$6,297	$5,081	$50
Asset-backed securities	8,075	7,723	91
Tax-exempt securities	3,713	2,720	70
Taxable securities	12,102	13,403	(244)
Redeemable preferred stock	32	48	(13)
Options embedded in convertible debt securities	111	189	—

Total fixed maturity securities	30,330	29,164	(46)

Equity securities:
Common stock	783	996	(35)
Non-redeemable preferred stock	366	342	(54)

Total equity securities	1,149	1,338	(89)
Short-term investments	4,097	3,740	18
Other investments, primarily limited partnerships	1,668	1,584	—

Total investments	$37,244	$35,826	(117)

Separate account business and other			15

Change in unrealized gains/losses reported in other comprehensive income			$(102)

The Company’s general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized gain of $228 million at June 30, 2002 compared with $345 million at December 31, 2001. The unrealized position at June 30, 2002 was composed of a net unrealized gain of $148 million for fixed maturities, a net unrealized gain of $81 million for equity securities and a net unrealized loss of $1 million for short-term investments.

The Company’s investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 92% of which were rated as investment grade at both June 30, 2002 and December 31, 2001. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

General Account Bond Ratings
(In millions)

	June 30,		December 31,
	2002	%	2001	%

U.S. Government and affiliated agency securities	$6,733	22%	$5,715	20%
Other AAA rated	9,586	32	9,204	32
AA and A rated	5,919	19	6,127	21
BBB rated	5,700	19	5,583	19
Below investment-grade	2,360	8	2,487	8

Total	$30,298	100%	$29,116	100%

At both June 30, 2002 and December 31, 2001, approximately 98% of the general account portfolio were U.S. Government agencies or were rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies, outside brokers or Company management.

Below investment-grade bonds, as presented in the table above, are high-yield securities rated below BBB by rating agencies, as well as other unrated securities that, in the opinion of management, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

Included in CNA’s general account fixed maturity securities at June 30, 2002 are $8,075 million of asset-backed securities, at fair value, consisting of approximately 73% in collateralized mortgage obligations (CMOs), 13% in corporate asset-backed obligations, 10% in U.S. Government agency issued pass-through certificates and 4% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

Short-term investments at June 30, 2002 and December 31, 2001 consisted primarily of commercial paper and money market funds. The carrying value of the components of the general account short-term investment portfolio are presented in the following table.

Short-term Investments
(In millions)

	June 30,	December 31,
	2002	2001

Commercial paper	$2,041	$1,194
U.S. Treasury securities	8	175
Money market funds	1,455	1,641
Other	593	730

Total short-term investments	$4,097	$3,740

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

Most derivatives in separate accounts are held for trading purposes. The Company uses these derivatives to mitigate market risk by purchasing Standard & Poor’s 500® (S&P 500® index futures in a notional amount equal to the contract liability relating to Life Operations’ Index 500 guaranteed investment contract product.

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

The sensitivity analysis estimates the decline in the market value of the Company’s interest sensitive assets and liabilities that were held on June 30, 2002 and December 31, 2001 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at June 30, 2002 and December 31, 2001, with all other variables held constant.

Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at June 30, 2002 and December 31, 2001 with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At June 30, 2002, a 10% and 25% decrease in the Index would result in a $324 million and $811 million decrease compared to $366 million and $914 million decrease at December 31, 2001, in the market rate of the Company’s equity investments.

Of these amounts, under the 10% and 25% scenarios, $131 million and $327 million at June 30, 2002 and $163 million and $407 million at December 31, 2001 pertained to decreases in the market value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the market value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following tables present the estimated effects on the market value of the Company’s financial instruments at June 30, 2002 and December 31, 2001, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

Market Risk Scenario 1
(In millions)

		Increase (Decrease)

	Market	Interest	Currency	Equity
June 30, 2002	Value	Rate Risk	Risk	Risk

Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$30,330	$(1,799)	$(59)	$(23)
Equity securities	1,149	—	(31)	(113)
Short-term investments	4,097	(1)	—	—
Limited partnerships	1,400	55	—	(57)
Other invested assets	271	—	—	—
Interest rate caps	1	1	—	—
Interest rate swaps	8	1	—	—
Other derivative securities	(12)	(9)	19	—

Total general account	37,244	(1,752)	(71)	(193)

Separate accounts:
Fixed maturity securities	1,918	(109)	—	—
Equity securities	126	—	—	(13)
Short-term investments	138	—	—	—
Other invested assets	473	—	—	(47)

Total separate accounts	2,655	(109)	—	(60)

Total securities held for other than trading purposes	39,899	(1,861)	(71)	(253)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	221	(4)	—	(2)
Equity securities	18	—	—	(2)
Short-term investments	154	—	—	—
Limited partnerships	329	—	—	(2)
Equity indexed futures	—	1	—	(65)
Other derivative securities	1	2	—	—

Total securities held for trading purposes	723	(1)	—	(71)

Total securities	$40,622	$(1,862)	$(71)	$(324)

Debt (carrying value)	$2,567	$(94)	$—	$—

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Market Risk Scenario 1
(In millions)

		Increase (Decrease)

	Market	Interest	Currency	Equity
December 31, 2001	Value	Rate Risk	Risk	Risk

Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$29,164	$(1,500)	$(38)	$(20)
Equity securities	1,338	—	(23)	(129)
Short-term investments	3,740	(1)	(14)	—
Limited partnerships	1,307	51	—	(54)
Other invested assets	258	—	—	—
Interest rate caps	2	2	—	—
Interest rate swaps	3	(9)	—	—
Other derivative securities	14	(12)	18	—

Total general account	35,826	(1,469)	(57)	(203)

Separate accounts:
Fixed maturity securities	2,039	(120)	—	—
Equity securities	149	—	—	(15)
Short-term investments	98	—	—	—
Other invested assets	533	—	—	(53)

Total separate accounts	2,819	(120)	—	(68)

Total securities held for other than trading purposes	38,645	(1,589)	(57)	(271)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	308	(5)	—	(5)
Equity securities	12	—	—	(1)
Short-term investments	296	—	—	—
Limited partnerships	342	—	—	(2)
Equity indexed futures	—	2	—	(87)
Other derivative securities	1	1	—	—

Total securities held for trading purposes	959	(2)	—	(95)

Total securities	$39,604	$(1,591)	$(57)	$(366)

Debt (carrying value)	$2,567	$(104)	$—	$—

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following tables present the estimated effects on the market value of the Company’s financial instruments at June 30, 2002 and December 31, 2001, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.

Market Risk Scenario 2
(In millions)

		Increase (Decrease)

	Market	Interest	Currency	Equity
June 30, 2002	Value	Rate Risk	Risk	Risk

Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$30,330	$(2,730)	$(119)	$(57)
Equity securities	1,149	—	(62)	(284)
Short-term investments	4,097	(1)	—	—
Limited partnerships	1,400	83	—	(143)
Other invested assets	271	—	—	—
Interest rate caps	1	2	—	—
Interest rate swaps	8	1	—	—
Other derivative securities	(12)	(13)	39	—

Total general account	37,244	(2,658)	(142)	(484)

Separate accounts:
Fixed maturity securities	1,918	(166)	—	—
Equity securities	126	—	—	(32)
Short-term investments	138	—	—	—
Other invested assets	473	—	—	(118)

Total separate accounts	2,655	(166)	—	(150)

Total securities held for other than trading purposes	39,899	(2,824)	(142)	(634)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	221	(7)	—	(5)
Equity securities	18	—	—	(4)
Short-term investments	154	—	—	—
Limited partnerships	329	—	—	(6)
Equity indexed futures	—	2	—	(162)
Other derivative securities	1	3	—	—

Total securities held for trading purposes	723	(2)	—	(177)

Total securities	$40,622	$(2,826)	$(142)	$(811)

Debt (carrying value)	$2,567	$(140)	$—	$—

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Market Risk Scenario 2
(In millions)

		Increase (Decrease)

	Market	Interest	Currency	Equity
December 31, 2001	Value	Rate Risk	Risk	Risk

Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$29,164	$(2,203)	$(75)	$(51)
Equity securities	1,338	—	(47)	(322)
Short-term investments	3,740	(1)	(28)	—
Limited partnerships	1,307	77	—	(134)
Other invested assets	258	—	—	—
Interest rate caps	2	3	—	—
Interest rate swaps	3	(14)	—	—
Other derivative securities	14	(17)	36	—

Total general account	35,826	(2,155)	(114)	(507)

Separate accounts:
Fixed maturity securities	2,039	(176)	—	—
Equity securities	149	—	—	(37)
Short-term investments	98	—	—	—
Other invested assets	533	—	—	(133)

Total separate accounts	2,819	(176)	—	(170)

Total securities held for other than trading purposes	38,645	(2,331)	(114)	(677)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	308	(7)	—	(12)
Equity securities	12	—	—	(2)
Short-term investments	296	—	—	—
Limited partnerships	342	—	—	(6)
Equity indexed futures	—	3	—	(217)
Other derivative securities	1	2	—	—

Total securities held for trading purposes	959	(2)	—	(237)

Total securities	$39,604	$(2,333)	$(114)	$(914)

Debt (carrying value)	$2,567	$(151)	$—	$—

Liquidity and Capital Resources

The principal operating cash flow sources of CNA’s property-casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the six months ended June 30, 2002 net cash provided by operating activities was $435 million as compared with net cash used by operating activities of $826 million for the same period in 2001. The improvement related primarily to federal tax refunds received in 2002 as compared to taxes paid in 2001, partially offset by increased paid claims.

Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

For the six months ended June 30, 2002, net cash used by investing activities was $410 million as compared with net cash provided by investing activities of $1,106 million for the same period in 2001. This decrease was due primarily to less net sales of equity securities and $264 million of net proceeds related to the sale of 180 Maiden Lane, New York facility in 2001.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

For the six months ended June 30, 2002, net cash used by financing activities was $22 million as compared with $301 million for the same period in 2001. Cash used by financing for the six months ended June 30, 2001 included $262 million of principal payments on debt.

The Company is monitoring the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. The Company does not anticipate any liquidity problems resulting from these payments. Approximately 37%, 36% and 24% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A. As of August 2, 2002, the Company has paid $341 million in claims and recovered $144 million from reinsurers.

The Company’s long-term debt and capital lease obligations are composed of the following.

Debt
(In millions)

	June 30,	December 31,
	2002	2001

Variable rate debt:
Credit facility — CNAF, due April 30, 2004	$250	$500
Term loan, due April 29, 2003	250	—
Credit facility — CNA Surety, due September 30, 2002	75	75
Senior notes:
7.250%, face amount of $134, due March 1, 2003	134	133
6.250%, face amount of $250, due November 15, 2003	250	250
6.500%, face amount of $493, due April 15, 2005	491	491
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	68	68
6.950%, face amount of $150, due January 15, 2018	148	148
Debenture, 7.250%, face amount of $243, due November 15, 2023	240	240
Capital leases, 8.000%-13.700%, due through December 31, 2011	37	38
Other debt, 1.000%-8.500%, due through 2019	27	27

Total debt	$2,567	$2,567

The Company has an existing shelf registration statement under which it may issue an aggregate of $549 million of debt or equity securities, declared effective by the Securities and Exchange Commission.

The Company has a $250 million three-year facility with an April 30, 2004 expiration date. The Company previously had a $250 million 364-day facility with an expiration date of April 29, 2002. An option to convert the 364-day facility to a one-year term loan was exercised in April 2002. The term loan began on April 29, 2002 and expires on April 29, 2003.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The Company pays a facility fee to the lenders for having funds available for loans under the three-year facility. The fee varies based on the long-term debt ratings of the Company. At June 30, 2002, the facility fee on the three-year component was 17.5 basis points.

The Company pays interest on any outstanding debt/borrowings under the one-year term loan and three-year facility based on a rate determined using the long-term debt ratings of the Company. The interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 60.0 basis points for the one-year term loan and LIBOR plus 57.5 basis points for the three-year facility. Further, if the Company has outstanding loans greater than 50% of the amounts available under the three-year facility, the Company will also pay a utilization fee of 12.5 basis points on such loans.

A Moody’s downgrade of the CNAF senior debt rating from Baa2 to Baa3 would increase the facility fee on the three-year component of the facility from 17.5 basis points to 25.0 basis points. The applicable interest rate on the one-year term loan would increase from LIBOR plus 60.0 basis points to LIBOR plus 80.0 basis points and the applicable interest rate on the three-year facility component would increase from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee would remain unchanged on the three-year facility at 12.5 basis points.

The terms of CNA’s credit facility require the Company to maintain certain financial ratios and combined property-casualty company statutory surplus levels. At June 30, 2002 and December 31, 2001, CNA was in compliance with all restrictive debt covenants.

The CNA Surety credit facility matures on September 30, 2002. CNA Surety is currently in discussions with members of its bank group and other lenders regarding the renewal or refinancing of the $75 million in outstanding borrowings under the credit facility. CNA Surety expects to refinance the outstanding borrowings, but anticipates the interest and other related costs will be significantly higher than under the existing credit facility. CNA Surety is a 64% owned and consolidated subsidiary of CNA.

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At June 30, 2002 there were approximately $276 million of outstanding letters of credit.

The Company has committed approximately $172 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company has a commitment to purchase a $100 million floating rate note issued by the California Earthquake Authority in the event California earthquake-related insurance losses exceed $4.9 billion prior to December 31, 2002.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The Company is obligated to make future payments totaling $433 million for non-cancelable operating leases expiring from 2002 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $50 million in 2002; $85 million in 2003; $65 million in 2004; $57 million in 2005; and $176 million in 2006 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $34 million. Estimated future minimum purchases under these contracts are as follows: $8 million in 2002; $13 million in 2003; $10 million in 2004; and $3 million in 2005.

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

The table below reflects ratings issued by A.M. Best, S&P, Moody’s and Fitch as of August 9, 2002 for the CCC Pool, the Continental Insurance Company (CIC) Pool, Continental Assurance Corporation (CAC) Pool and CNA Group Life Assurance Company (CNAGLA). Also rated were CNAF’s senior debt and commercial paper and The Continental Corporation (Continental) senior debt.

	Insurance Financial Strength Ratings				Debt Ratings

	Property & Casualty		Life & Group		CNAF		Continental

	CCC	CIC	CAC		Senior	Commercial	Senior
	Pool	Pool	Pool	CNAGLA	Debt	Paper	Debt

A.M. Best	A	A	A	A	BBB	AMB-2	BBB-
Fitch	A	A	AA-	A+	BBB	NR	BBB
Moody’s	A3	A3	A2	NR	Baa2	P2	Baa3
(Negative)*
S&P	A-	A-	A+	NR	BBB-	A3	BBB-

NR = Not Rated

* CAC and Valley Forge Life Insurance Company (VFL) are rated separately by Moody’s and both have an A2 rating.

During the second quarter, the assignment of a new insurance financial strength rating to CNAGLA was the only rating action. A.M. Best assigned an “A” rating and Fitch assigned an “A+” rating with a stable outlook to CNAGLA. Currently, group life and health policies are written in CCC, CAC and VFL and then assumed through reinsurance by CNAGLA. With the addition of these separate entity specific ratings, CNAGLA has commenced direct writing group insurance policies on its paper.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

CCC is the lead insurance company subsidiary within the CCC Pool and is the main source of CNAF dividends. All other insurance companies within the CCC Pool are subsidiaries of CCC and are subject to the dividend rules of their applicable state of domicile. Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department, may be paid only from earned surplus, which is calculated by removing unrealized gains (under which statutory accounting includes cumulative earnings of CCC’s subsidiaries) from unassigned surplus. As of June 30, 2002, CCC is in a negative earned surplus position. In February 2002, the Illinois Department approved an extraordinary dividend in the amount of $117 million to be used to fund CNAF’s 2002 debt service requirements. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Illinois Department.

In addition, by agreement with the New Hampshire Insurance Department (New Hampshire Department), as well as certain other state insurance departments, dividend paying capacity for the subsidiary companies within the CIC Pool are restricted to internal (intercompany) and external debt service requirements through September 2003, up to a maximum of $85 million annually, without the prior approval of the New Hampshire Department.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and indefinite-lived intangible assets, including goodwill recorded in past business combinations, ceased upon adoption of SFAS 142, which for CNA was January 1, 2002. As required under SFAS 142, the Company has completed the first step of its initial impairment testing and has identified $65 million of its $247 million of total net carried goodwill and indefinite-lived intangible assets, as being impaired. The impaired goodwill is related to Specialty Lines and Life Operations. The second step of the impairment testing, which involves quantification of the amount of the impairment, will be completed in the third quarter of 2002. The initial impairment loss will be reported as a cumulative effect of a change in accounting principle as of January 1, 2002, and will require restatement of the interim 2002 results. Any impairment losses incurred after the initial application of this standard will be reported in operating income. If the provisions of SFAS 142, regarding no longer amortizing goodwill and indefinite-lived intangible assets, were applied to prior periods, net loss for the three and six months ended June 30, 2001 would have been $1,757 million and $1,457 million and basic and diluted loss per share would have been $9.59 per share and $7.95 per share.

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

FORWARD LOOKING STATEMENTS

This quarterly report includes a number of statements that relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as “believes”, “expects”, “intends”, “anticipates”, “estimates”, and similar expressions. Forward-looking statements in this quarterly report include expected developments in the Company’s insurance business, including losses for asbestos, environmental pollution and mass tort claims; the Company’s expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company’s restructuring activities; and expected proceeds and terms of, and other matters concerning, the Company’s disposition of its U.K. reinsurance business; and the Company’s proposed actions in response to trends in its business.

Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions;

•	changes in financial markets such as fluctuations in interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies and/or accounting restatements (such as Enron and WorldCom), on the financial markets and the resulting decline in value of securities held by the Company which may result in additional charges for impairments;

•	the effects of corporate bankruptcies and/or accounting restatements on the markets for directors and officers and errors and omissions coverages;

•	changes in foreign or domestic political, social and economic conditions, including the possible occurrence of terrorist attacks;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions and rulings and changes in tax laws and regulations;

•	regulatory limitations and restrictions upon the Company;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates;

•	product and policy availability and demand and market responses, including the effect of the absence of applicable terrorism legislation on coverages;

•	development of claims and the impact on loss reserves;

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts;

•	changes in the Company’s composition of operating segments;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, and exposure to liabilities for environmental pollution and mass tort claims;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the possibility of changes in the Company’s ratings by ratings agencies and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.

Any forward-looking statements made in this quarterly report are made by the Company as of the date of this quarterly report. The Company does not have any obligation to update or revise any forward-looking statement contained in this quarterly report, even if the Company’s expectations or any related events, conditions or circumstances change.

Item 1. Legal Proceedings

Information on CNA’s legal proceedings is set forth in Note F of the Condensed Consolidated Financial Statements in Part I.

Item 4. Submission of Matters to a Vote of Security Holders.

Set forth below is information relating to the 2002 Annual Meeting of Shareholders of the Registrant.

The annual meeting was called to order at 10:00 a.m., May 8, 2002. Represented at the meeting, in person or by proxy, were 220,931,676 shares, approximately 98.8% of the issued and outstanding shares entitled to vote.

The following business was transacted:

Election of Directors

Over 98.7% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

	Votes For	Votes Withheld

Antoinette Cook Bush	219,465,297	1,466,379
Walter L. Harris	219,471,521	1,460,155
Bernard L. Hengesbaugh	219,258,667	1,673,009
Stephen W. Lilienthal	219,227,017	1,704,659
Edward J. Noha	220,586,209	345,467
Don M. Randel	220,637,659	294,017
Joseph Rosenberg	219,227,526	1,704,150
James S. Tisch	218,066,508	2,865,168
Laurence A. Tisch	218,059,903	2,871,773
Preston R. Tisch	219,431,184	1,500,492
Marvin Zonis	219,465,385	1,466,291

Ratification of the appointment of Independent Certified Public Accountants

Approved 219,361,751 votes approximately 99.3% of the votes cast, voted to ratify the appointment of Deloitte & Touche, LLP as independent certified public accountants for the Company, 1,562,183 votes, approximately 0.7% of the votes cast, voted against, and shares representing 7,742 votes, approximately 0.0% of the votes cast, abstained.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNA FINANCIAL CORPORATION

Date: August 13, 2002	By:	/s/ ROBERT V. DEUTSCH

Robert V. Deutsch
Executive Vice President and
Chief Financial Officer