Form 10-Q
period 2002-09-30
CNA FINANCIAL CORP
filed 2002-11-14
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002    Commission File Number 1-5823

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
Yes [✓ ] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2002

Common Stock, Par value $2.50	223,608,868

CNA FINANCIAL CORPORATION
INDEX

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CNA FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2002	December 31, 2001
(In millions, except share data)
Assets
Investments:
Fixed maturity securities available-for-sale (amortized cost of $27,793 and $28,970)	$28,443	$29,164
Equity securities available-for-sale (cost of $918 and $1,168)	932	1,338
Mortgage loans and real estate (less accumulated depreciation of $54 and $1)	58	35
Policy loans	182	194
Other invested assets	1,380	1,355
Short-term investments	5,185	3,740

Total investments	36,180	35,826
Cash and cash equivalents	259	142
Receivables:
Reinsurance	13,656	13,823
Insurance	3,546	4,006
Less allowance for doubtful accounts	(371)	(351)
Accrued investment income	380	385
Receivables for securities sold	776	443
Deferred acquisition costs	2,548	2,424
Prepaid reinsurance premiums	1,417	1,221
Federal income taxes recoverable (includes $0 and $617 due from Loews)	—	611
Deferred income taxes	679	737
Property and equipment at cost (less accumulated depreciation of $761 and $797)	376	444
Intangibles	183	265
Other assets	2,292	2,194
Separate account business	3,147	3,798

Total assets	$65,068	$65,968

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$29,725	$31,266
Unearned premiums	5,002	4,505
Future policy benefits	7,286	7,306
Policyholders’ funds	567	546
Collateral on loaned securities and derivatives	1,007	923
Payables for securities purchased	836	606
Participating policyholders’ funds	127	118
Debt	2,549	2,567
Reinsurance balances payable	3,032	2,723
Federal income taxes payable (includes $82 and $0 due to Loews)	84	—
Other liabilities	2,773	3,019
Separate account business	3,147	3,798

Total liabilities	$56,135	$57,377

Commitments and contingencies (Note D, F, G, H, J and N)
Minority interest	233	224
Stockholders’ equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 225,850,270 shares issued at September 30, 2002 and December 31, 2001; and 223,608,868 and 223,596,861 shares outstanding at September 30, 2002 and December 31, 2001)	565	565
Additional paid-in capital	1,031	1,031
Retained earnings	6,793	6,683
Accumulated other comprehensive income	451	226
Treasury stock, at cost	(69)	(70)

	8,771	8,435
Notes receivable for the issuance of common stock	(71)	(68)

Total stockholders’ equity	8,700	8,367

Total liabilities and stockholders’ equity	$65,068	$65,968

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

1

CNA FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions, except per share data)
Revenues
Net earned premiums	$2,262	$2,515	$7,925	$6,600
Net investment income	364	448	1,292	1,357
Realized investment gains (losses), net of participating policyholders’ and minority interests	24	—	(137)	938
Other revenues	140	162	476	507

Total revenues	2,790	3,125	9,556	9,402

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,850	2,420	6,542	8,766
Amortization of deferred acquisition costs	448	423	1,350	1,297
Other operating expenses	377	484	1,261	1,462
Restructuring and other related charges	—	—	—	62
Interest	37	38	112	122

Total claims, benefits and expenses	2,712	3,365	9,265	11,709

Income (loss) from continuing operations before income tax and minority interest	78	(240)	291	(2,307)
Income tax (expense) benefit	(23)	86	(78)	756
Minority interest	(1)	(6)	(11)	(18)

Income (loss) from continuing operations	54	(160)	202	(1,569)
Income (loss) from discontinued operations, net of tax of $0, $1, $9, and $1	—	5	(35)	8

Income (loss) before cumulative effects of changes in accounting principles	54	(155)	167	(1,561)
Cumulative effects of changes in accounting principles, net of tax of $0, $0, $7, and $33	—	—	(57)	(61)

Net income (loss)	$54	$(155)	$110	$(1,622)

Basic and Diluted Earnings (Loss) Per Share
Income (loss) from continuing operations	$0.24	$(0.86)	$0.91	$(8.52)
Income (loss) from discontinued operations, net of tax	—	0.02	(0.16)	0.04

Income (loss) before cumulative effects of changes in accounting principles	0.24	(0.84)	0.75	(8.48)
Cumulative effects of changes in accounting principles, net of tax	—	—	(0.26)	(0.33)

Basic and diluted earnings (loss) per share available to common stockholders	$0.24	$(0.84)	$0.49	$(8.81)

Weighted average outstanding common stock and common stock equivalents	223.6	185.5	223.6	184.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

2

CNA FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine months ended September 30	2002	2001
(In millions)

Cash Flows from Operating Activities
Net income (loss)	$110	$(1,622)
Adjustments to reconcile net income (loss) to net cash flows provided (used) by operating activities:
Cumulative effects of changes in accounting principles, net of tax	57	61
Loss on disposals of property and equipment	17	63
Minority interest	11	18
Deferred income tax provision	(33)	(217)
Net realized investment losses (gains)	137	(940)
Realized loss from discontinued operations, net of tax	37	—
Equity method income	24	(52)
Amortization of intangibles	—	15
Amortization of bond discount	(98)	(208)
Depreciation	74	99
Changes in:
Receivables, net	647	(3,017)
Deferred acquisition costs	(130)	(54)
Accrued investment income	2	10
Federal income taxes recoverable/payable	713	(721)
Prepaid reinsurance premiums	(196)	95
Reinsurance balances payable	309	1,303
Insurance reserves	(664)	4,339
Other, net	(210)	130

Total adjustments	697	924

Net cash flows provided (used) by operating activities	807	(698)

Cash Flows from Investing Activities
Purchases of fixed maturity securities	(49,577)	(43,308)
Proceeds from fixed maturity securities:
Sales	48,195	39,847
Maturities, calls and redemptions	2,025	2,835
Purchases of equity securities	(646)	(1,066)
Proceeds from sales of equity securities	816	1,915
Change in short-term investments	(1,394)	463
Change in collateral on loaned securities and derivatives	84	(293)
Change in other investments	(146)	(246)
Purchases of property and equipment	(61)	(95)
Sales of property and equipment	—	273
Dispositions	76	2
Other, net	(8)	18

Net cash flows (used) provided by investing activities	(636)	345

Net Cash Flows from Financing Activities
Issuance of Common Stock	—	1,006
Principal payments on debt	(84)	(646)
Proceeds from issuance of debt	65	—
Return of policyholder account balances on investment contracts	(36)	(50)
Receipts from investment contracts credited to policyholder account balances	—	1
Other	1	(1)

Net cash flows (used) provided by financing activities	(54)	310

Net change in cash and cash equivalents	117	(43)
Cash and cash equivalents, beginning of year	142	163

Cash and cash equivalents, end of period	$259	$120

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	132	99
Federal income taxes	(627)	127

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

3

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A. Basis of Presentation

The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries, which include property and casualty insurance companies (principally Continental Casualty Company (CCC) and The Continental Insurance Company (CIC)) and life and group insurance companies (principally Continental Assurance Company (CAC), Valley Forge Life Insurance Company (VFL) and CNA Group Life Assurance Company (CNAGLA)), collectively CNA or the Company. As of September 30, 2002, Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF.

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

The interim financial data as of September 30, 2002 and 2001 and for the three and nine months ended September 30, 2002 and 2001 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.

Certain amounts applicable to prior periods have been reclassified to conform to the current period presentation.

Note B. Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 changed the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and indefinite-lived intangible assets recorded in past business combinations, ceased upon adoption of SFAS 142, which for CNA was January 1, 2002. Net income for the nine months ended September 30, 2002 does not include amortization expense on goodwill.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Had the Company not amortized goodwill in 2001, net income and the related basic and diluted earnings per share amounts would have been as follows:

Pro Forma Effect of SFAS 142 on 2001 Results
	Three Months		Nine Months

Period ended September 30, 2001	Net Income	Earnings Per Share	Net Income	Earnings Per Share
(In millions, except per share amounts)

Results as reported in prior year	$(155)	$(0.84)	$(1,622)	$(8.81)
Add goodwill amortization, after-tax	3	0.02	13	0.07

Adjusted reported results to include the impact of the non-amortization provisions of SFAS 142	$(152)	$(0.82)	$(1,609)	$(8.74)

During the third quarter of 2002, the Company completed its initial goodwill impairment testing and recorded a $64 million pretax ($57 million after-tax) impairment charge. In accordance with SFAS 142, the impairment charge, which primarily relates to Specialty Lines and Life Operations, was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. Any impairment losses incurred after the initial application of this standard will be reported in operating results.

The impact of the goodwill impairment charge on net income and the related basic and diluted per share amounts, for the three months ended March 31, 2002 and the six months ended June 30, 2002, is presented in the table below.

Restatement of 2002 Prior Period Results in Accordance with SFAS 142
	Three months ended March 31, 2002		Six months ended June 30, 2002

	Net Income	Earnings Per Share	Net Income	Earnings Per Share
(In millions, except per share amounts)
Results as reported in prior periods	$78	$0.35	$113	$0.51
Less cumulative effect of adopting SFAS 142, net of tax	(57)	(0.26)	(57)	(0.26)

Results as restated	$21	$0.09	$56	$0.25

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). Effective January 1, 2002, CNA adopted SFAS 144 for impairments of long-lived assets and for long-lived assets to be disposed of on or after January 1, 2002. Certain operations identified for sale prior to January 1, 2002 continue to be accounted for under the provisions of SFAS 121. The adoption of SFAS 144 did not have a significant impact on the net income (loss) or equity of the Company; however, it did impact the income statement presentation of certain operations sold in 2002.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). CNA adopted the provisions of SFAS 146 for all disposal activities initiated after June 30, 2002. The adoption of SFAS 146 did not have a significant impact on the results of operations or equity of the Company.

Note C. Earnings Per Share

Earnings per share applicable to common stock is based on weighted average outstanding shares. The computation of earnings per share was as follows.

Earnings (Loss) Per Share
	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions, except per share amounts)
Net income (loss) applicable to common stock	$54	$(155)	$110	$(1,622)

Weighted average outstanding common stock and common stock equivalents	223.6	185.5	223.6	184.0
Effect of dilutive securities, employee stock options	—	—	—	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	223.6	185.5	223.6	184.0

Basic and diluted earnings (loss) per share available to common stockholders	$0.24	$(0.84)	$0.49	$(8.81)

Note D. Investments

Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term would materially affect the amounts reported in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

The Company classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income. Investments are written down to estimated net realizable values and losses are recognized in income when a decline in value is determined to be other than temporary.

For asset-backed securities included in fixed maturity securities, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

effective yield been applied since the acquisition of the securities. Such adjustments are reflected in net investment income.

Mortgage loans are carried at unpaid principal balances, including unamortized premium or discount. Real estate is carried at depreciated cost. Policy loans are carried at unpaid balances. Short-term investments are generally carried at amortized cost, which approximates fair value.

Other invested assets include investments in limited partnerships and certain derivative securities (See Note E for a discussion of derivative securities). The Company’s limited partnership investments are recorded at fair value, typically reflecting a reporting lag of up to three months, with changes in fair value reported in net investment income. Fair value of the Company’s limited partnership investments represents CNA’s equity in the partnership’s net assets as determined by the general partner. The carrying value of the Company’s limited partnership investments was $1,334 million and $1,307 million as of September 30, 2002 and December 31, 2001.

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

As of September 30, 2002, the Company had committed approximately $157 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

Realized investment losses for the three and nine months ended September 30, 2002, included $222 million and $533 million pretax of impairment losses as compared with $41 million and $124 million of pretax impairment losses for the same periods in 2001.

The impairment losses recorded in 2002 and 2001 were primarily the result of the continued deterioration in the bond and equity markets and the effects on such markets due to the overall slowing of the economy. These impairment losses were related principally to corporate bonds in the taxable securities asset class of fixed maturity securities and in equity securities.

For the three months ended September 30, 2002, the impairment losses related primarily to corporate bonds in the communications sector of the market and equities in the financial industry sector. On an aggregate basis these impairment losses were more than offset by the realized gains in the overall investment portfolio.

For the three months ended September 30, 2001, the impairment losses related to corporate bonds primarily in the internet communications sector of the market.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the nine months ended September 30, 2002, the impairment losses included $129 million related to debt securities issued by WorldCom Inc., $74 million related to Adelphia Communications Corporation, and $57 million for AT&T Canada, all of which have recently filed for bankruptcy. The remainder of the impairment losses were primarily in the communications sectors. If the deterioration in this and other industry sectors continues in future periods and the Company continues to hold these securities, the Company is likely to have additional impairment losses in the future.

For the nine months ended September 30, 2001 the impairment losses were primarily in corporate bonds and included $61 million related to the internet communications industry sector. The remainder of the impairment losses were primarily in the equities sector within the medical services industry.

Note E. Derivative Financial Instruments

Effective January 1, 2001, the Company accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Company’s initial adoption of SFAS 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS 133 resulted in an after-tax decrease to 2001 earnings of $61 million. Of this transition amount, approximately $58 million related to investments and investment-related derivatives. Because the Company already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $58 million to stockholders’ equity (accumulated other comprehensive income). The remainder of the transition adjustment is attributable to collateralized debt obligation products that are derivatives under SFAS 133.

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

Derivative Financial Instruments Recognized (Losses) Gains
	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
General account
Swaps	$(1)	$(1)	$11	$(4)
Interest rate caps	—	(1)	—	—
Futures sold, not yet purchased	(48)	(17)	(49)	(11)
Forwards	—	(8)	(13)	(10)
Commitments to purchase government and municipal securities	—	—	(15)	—
Equity warrants	—	—	(1)	(3)
Collateralized debt obligation liabilities	5	(1)	(11)	2
Options purchased	—	141	—	140
Options written	—	(143)	—	5
Options embedded in convertible debt securities	7	(45)	(57)	(68)

Total	$(37)	$(75)	$(135)	$51

Separate accounts
Futures purchased	$(114)	$(141)	$(228)	$(232)
Futures sold, not yet purchased	(1)	—	(1)	(1)
Commitments to purchase government and municipal securities	(1)	—	1	(1)
Options purchased	(1)	—	(3)	(1)
Options written	—	(1)	—	1

Total	$(117)	$(142)	$(231)	$(234)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows.

Derivative Financial Instruments
	Contractual/
	Notional
September 30, 2002	Amount	Asset	(Liability)
(In millions)
General account
Swaps	$643	$9	$—
Interest rate caps	500	1	—
Futures sold, not yet purchased	985	—	(6)
Forwards	450	—	—
Equity warrants	15	—	—
Collateralized debt obligation liabilities	127	—	(20)
Options purchased	9	1	—
Options embedded in convertible debt securities	834	122	—

Total	$3,563	$133	$(26)

Separate accounts
Futures purchased	$537	$—	$(7)
Futures sold, not yet purchased	10	—	—
Commitments to purchase government and municipal securities	28	—	—
Options purchased	67	—	—
Options written	82	—	(2)

Total	$724	$—	$(9)

Derivative Financial Instruments
	Contractual/
	Notional
December 31, 2001	Amount	Asset	(Liability)
(In millions)

General account
Swaps	$504	$3	$—
Interest rate caps	500	2	—
Futures sold, not yet purchased	14	—	—
Forwards	183	—	(2)
Commitments to purchase government and municipal securities	193	14	—
Equity warrants	15	1	—
Collateralized debt obligation liabilities	170	—	(38)
Options purchased	10	—	—
Options embedded in convertible debt securities	803	189	—

Total	$2,392	$209	$(40)

Separate accounts
Futures purchased	$884	$—	$(8)
Futures sold, not yet purchased	10	—	—
Commitments to purchase government and municipal securities	17	—	—
Options purchased	65	1	—
Options written	70	—	—

Total	$1,046	$1	$(8)

Options embedded in convertible debt securities are classified as fixed maturity securities in the Condensed Consolidated Balance Sheets, consistent with the host instruments.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Fair Value Hedges

The Company’s hedging activities primarily involve hedging interest rate and foreign currency exposures. The ineffective portion of fair value hedges resulted in realized losses of $2.5 million and $3 million for the three and nine month periods ended September 30, 2002, and $1 million and $0.5 million for the three and nine month periods ended September 30, 2001.

Note F. Legal Proceedings and Contingent Liabilities

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

CNA has determined that a portion of the premiums assumed under the IGI Program related to United States workers compensation “carve-out” business. Some of these premiums were received from John Hancock Financial Services, Inc. (“John Hancock”). CNA is aware that a number of reinsurers with workers compensation carve-out insurance exposure, including John Hancock, have disavowed their obligations under various legal theories. If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA’s potential liability will also be reduced. Moreover, based on information known at this time, CNA believes it has strong grounds to successfully challenge its alleged exposure on a substantial portion of its United States workers compensation carve-out business, including all purported exposure derived from John Hancock, through legal action.

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

CNA has established reserves for its estimated exposure under the program, other than that derived from John Hancock, and an estimate for recoverables from retrocessionaires. CNA has not established any reserve for any exposure derived from John Hancock because, as indicated, CNA believes the contract will be rescinded.

The Company is pursuing a number of loss mitigation strategies with respect to the entire IGI Program. Although the results of these various actions to date support the recorded reserves,

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

the estimate of ultimate losses is subject to considerable uncertainty due to the complexities described above. As a result of these uncertainties, the results of operations in future years may be adversely affected by potentially significant reserve additions. Management does not believe that any such reserve additions will be material to the equity of the Company, although results of operations may be adversely affected.

California Wage and Hour Litigation

In Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 (coordinated), two former CNA employees, filed lawsuits in Los Angeles Superior Court on behalf of purported classes of CNA employees asserting they worked hours for which they should have been compensated at a rate of 1 1/2 times their base hourly wage over a four-year period. The cases were coordinated and an amended complaint was filed which alleges overtime claims under California law over a four year period. In June 2002, the Company filed a responsive pleading denying the material allegations of the amended complaint. The Company intends to defend this case vigorously. Due to the recent commencement of discovery and the uncertainty of how the courts may interpret California law as applied to the facts of these cases, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. Based on facts and circumstances presently known, however, in the opinion of management, the outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

CNA, along with dozens of other insurance companies, is a defendant in sixteen purported class action cases brought by large policyholders, which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance premiums. Fourteen lawsuits were brought as class actions in state courts and one in federal court. Among the claims asserted were violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In two of the cases, the defendants won dismissals on motions and, in three others, class certification was denied after hearing. Plaintiffs voluntarily dismissed their claims in three states. In the federal court case, Sandwich Chef of Texas, Inc., et al. v. Reliance National Indemnity Insurance Company, et al., Civil Action No. H-98-1484, United States District Court for the Southern District of Texas, the district court certified a multi-state class. The U.S. Court of Appeals for the Fifth Circuit granted leave for an interlocutory appeal. Due to the uncertainty of how the courts may interpret state and federal law as applied to the facts of the cases, the extent of potential losses beyond any amounts that may be accrued are not readily determinable at this time. Based on facts and circumstances presently known, however, in the opinion of management the outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Other Litigation

CNA and its subsidiaries are also parties to other litigation arising in the ordinary course of business. Based on the facts and circumstances currently known, such other litigation will not,

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

in the opinion of management, materially affect the results of operations or equity of CNA. See Note G for discussion of claims related to environmental pollution, asbestos and mass tort.

Note G. Claim and Claim Adjustment Expense Reserves

CNA’s property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to settle all outstanding claims, including claims that are incurred but not reported, as of the reporting date. The Company’s reserve projections are based primarily on detailed analysis of the facts in each case, CNA’s experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of reserves.

Establishing loss reserves, including loss reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair, materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the operating results in the period that the need for such adjustments is determined.

Catastrophes are an inherent risk of the property and casualty insurance business, which have contributed to material period-to-period fluctuations in the Company’s results of operations and equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and equity.

During the third quarter of 2001, the Company experienced a severe catastrophe loss estimated at $468 million pretax, net of reinsurance, related to the September 11, 2001 World Trade Center disaster and related events (WTC event). The loss estimate is based on a total industry loss of $50 billion and includes all lines of insurance. The estimate takes into account CNA’s substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance programs. The Company has closely monitored reported losses as well as the collection of reinsurance on WTC event claims. Based on experience to date, the Company believes its recorded reserves are adequate.

During the first quarter of 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re’s WTC event losses, the Company performed a treaty-by-treaty analysis of exposure. The Company’s loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re’s cedants. Information available in the first quarter of 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144 million was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The following table provides management’s estimate of pretax losses related to this catastrophe on a gross basis (before reinsurance) and a net basis (after reinsurance) by line of business.

WTC Event Losses
Three and nine months ended September 30, 2001	Gross Basis	Net Basis
(In millions)
Property and casualty reinsurance	$662	$465
Property	282	159
Workers compensation	112	25
Airline hull	194	6
Commercial auto	1	1

Total property and casualty	1,251	656

Group	322	60
Life	75	22

Total group and life	397	82

Total loss before corporate aggregate reinsurance treaties and reinstatement and additional premiums and other	$1,648	738

Reinstatement and additional premiums and other		(11)
Corporate aggregate reinsurance treaties		(259)

Total		$468

Environmental Pollution and Mass Tort and Asbestos Reserves (APMT)

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to environmental pollution and mass tort and asbestos claims.

The following table provides data related to CNA’s environmental pollution and mass tort and asbestos claim and claim adjustment expense reserves.

Environmental Pollution and Mass Tort and Asbestos
	September 30, 2002		December 31, 2001

	Environmental Pollution and Mass Tort	Asbestos	Environmental Pollution and Mass Tort	Asbestos
(In millions)
Gross reserves	$730	$1,536	$820	$1,590
Ceded reserves	(204)	(320)	(203)	(386)

Net reserves	$526	$1,216	$617	$1,204

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. The vast majority of these claims relate to accident years 1989 and prior, which coincides with CNA’s adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an “absolute pollution exclusion.” CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2001 or the first nine months of 2002, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA’s results of operations and/or equity.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

As of September 30, 2002 and December 31, 2001, CNA carried approximately $526 million and $617 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net development for the three and nine months ended September 30, 2002 and the three months ended September 30, 2001. Unfavorable environmental pollution and mass tort development for the nine months ended September 30, 2001 amounted to $453 million. The Company paid environmental pollution-related claims and other mass tort related claims, net of reinsurance recoveries, of $91 million and $153 million for the nine months ended September 30, 2002 and 2001.

CNA’s property and casualty insurance subsidiaries also have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future, and the uncertainties inherent in predicting the number of future claims.

As of September 30, 2002 and December 31, 2001, CNA carried approximately $1,216 million and $1,204 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos net claim and claim adjustment expense development for the three and nine months ended September 30, 2002 and the three months ended September 30, 2001. Unfavorable asbestos net claim and claim adjustment reserve development for the nine months ended September 30, 2001 amounted to $769 million. The Company had a net $12 million receipt of cash related to asbestos in the first nine months of 2002 as reinsurance recoveries collected exceeded claim payments. The Company made asbestos-related claim payments, net of reinsurance recoveries, of $78 million for the nine months ended September 30, 2001.

In the past several years, CNA has experienced significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers, and the addition of new defendants such as the distributors and installers of products containing asbestos. Currently, the majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. It is estimated that approximately 90% of the current non-malignant asbestos claimants do not meet the American Medical Association’s definition of impairment. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment.

Since 1982, at least sixty-two companies that mined asbestos, or manufactured or used asbestos-containing products, have filed for bankruptcy. Of these sixty-two companies, twenty-six companies have filed bankruptcy since January 1, 2000. This phenomenon has prompted plaintiff attorneys to file claims against companies that had only peripheral involvement with asbestos. Many of these defendants were users or distributors of asbestos-containing products, or manufacturers of products in which asbestos was encapsulated. These defendants include equipment manufacturers, brake, gasket, and sealant manufacturers, and general construction contractors. According to a comprehensive report on asbestos litigation recently released by the Rand Corporation, over 6,000 companies have been named as defendants in asbestos lawsuits, with 75 out of 83 different types of industries in the United States impacted by asbestos litigation. The study found that a typical claimant names 70 to 80 defendants, up from an average of 20 in the early years of asbestos litigation.

Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. CNA is currently attempting to achieve settlements of several of

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

these claims for coverage purportedly not subject to aggregate limits. Nevertheless, there can be no assurance any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA’s results of operations and/or equity.

Policyholders have also initiated litigation directly against CNA and other insurers. CNA has been named in Adams v. Aetna, Inc., et. al. (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. In addition, lawsuits have been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos. (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). It is difficult to predict the outcome or financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted.

Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA’s ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented, CNA’s abilities to recover reinsurance, future court decisions and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA’s results of operations and/or equity.

CNA reviews each active asbestos account every six months to determine whether changes in reserves may be warranted. The Company considers input from its analyst professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of the Company, and its actuarial staff. These professionals review, among many factors, the policyholder’s present and future exposures (including such factors as claims volume, disease mix, trial conditions, settlement demands and defense costs); the policies issued by CNA (including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles); the existence of other insurance; and reinsurance arrangements.

The results of operations and equity of CNA in future years may be adversely affected by environmental pollution and mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as warranted.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The second quarter 2001 prior year reserve strengthening and related items comprising the amounts noted above are detailed in the following table.

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

** $500 million of ceded losses reduced by $230 million of ceded premiums and $47 million of interest charges

With respect to environmental and mass tort reserves, commencing in 2000 and continuing into the first and second quarters of 2001, CNA received a number of new reported claims, some of which involved declaratory judgment actions premised on court decisions purporting to expand insurance coverage for pollution claims. In these decisions, several courts adopted rules of insurance policy interpretation which established joint and several liability for insurers consecutively on a risk during a period of alleged property damage; and in other instances adopted interpretations of the “absolute pollution exclusion,” which weakened its effectiveness in most circumstances. In addition to receiving new claims and declaratory judgment actions premised upon these unfavorable legal precedents, these court decisions also impacted CNA’s pending pollution and mass tort claims and coverage litigation. During the spring of 2001, CNA reviewed specific claims and litigation, as well as general trends, and concluded reserve strengthening in this area was warranted.

In the area of mass torts, several well-publicized verdicts arising out of bodily injury cases related to allegedly toxic mold led to a significant increase in mold-related claims in 2000 and the first half of 2001. CNA’s reserve increase in the second quarter of 2001 was caused in part by this increased area of exposure.

With respect to other court cases and how they might affect our reserves and reasonable possible losses, the following should be noted. State and federal courts issue numerous decisions each year, which potentially impact losses and reserves in both a favorable and unfavorable manner. Examples of favorable developments include decisions to allocate defense and indemnity payments in a manner so as to limit carriers’ obligations to damages taking place during the effective dates of their policies; decisions holding that injuries occurring after asbestos operations are completed are subject to the completed operations aggregate

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

limits of the policies; and decisions ruling that carriers’ loss control inspections of their insured’s premises do not give rise to a duty to warn third parties to the dangers of asbestos.

Examples of unfavorable developments include decisions limiting the application of the “absolute pollution exclusion”; and decisions holding carriers liable for defense and indemnity of asbestos and pollution claims on a joint and several basis.

Throughout 2000, and into 2001, CNA experienced significant increases in new asbestos bodily injury claims. In light of this development, CNA formed the view that payments for asbestos claims could be higher in future years than previously estimated. Moreover, in late 2000 through mid-2001, industry sources such as rating agencies and actuarial firms released analyses and studies commenting on the increase in claim volumes and other asbestos liability developments. For example, A.M. Best released a study in May 2001 increasing its ultimate asbestos reserve estimate 63% from $40 billion to $65 billion, citing an unfunded insurance industry reserve shortfall of $33 billion. In June 2001, Tillinghast raised its asbestos ultimate exposure from $55 billion to $65 billion for the insurance industry and its estimate of the ultimate asbestos liability for all industries was raised to $200 billion.

Also in the 2000 to 2001 time period, a number of significant asbestos defendants filed for bankruptcy, increasing the likelihood that excess layers of insurance coverage could be called upon to indemnify policyholders and creating the potential that novel legal doctrines could be employed which could accelerate the time when such indemnification payments could be due.

These developments led CNA’s claims management to the conclusion that its asbestos reserves required strengthening.

The non-APMT adverse reserve development was the result of analyses of several lines of business. This development related principally to commercial insurance coverages including automobile liability and multiple-peril, as well as assumed reinsurance and healthcare-related coverages. A brief summary of these lines of business and the associated reserve development is discussed below.

Approximately $600 million of the adverse loss development is a result of several coverages provided to commercial entities. Reserve analyses performed during 2001 showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected and several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

The commercial automobile liability analysis indicated increased ultimate loss and allocated loss adjustment expense across several accident years due to higher paid and reported loss and allocated loss adjustment expense resulting from several factors. These factors include uninsured/underinsured motorists coverage in Ohio, a change in the rate at which the average claim size is increasing and a lack of improvement in the ratio of the number of claims per exposure unit, the frequency. First, Ohio courts have significantly broadened the population covered through the uninsured/underinsured motorists’ coverage. The broadening of the population covered by this portion of the policy, and the retrospective nature of this broadening of coverage, resulted in additional claims for older years. Second, in recent years, the average claim size had been increasing at less than a 2% annual rate. The most recent available data

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

indicates that the rate of increase is now closer to 8% with only a portion of this increase explainable by a change in mix of business. Finally, the review completed during the second quarter of 2001 indicated that the frequency for the 2000 accident year was 6% higher than 1999. Expectations were that the 2000 frequency would show an improvement from the 1999 level.

The analyses of general liability and the liability portion of commercial multiple-peril coverages showed several factors affecting these lines. Construction defect claims in California and a limited number of other states have had a significant impact. It was expected that the number of claims being reported and the average size of those claims would fall quickly due to the decrease in business exposed to those losses. However, the number of claims reported during the first six months of 2001 increased from the number of claims reported during the last six months of 2000. In addition to the effects of construction defect claims, the average claim associated with New York labor law has risen to more than $125,000 from less than $100,000, which was significantly greater than previously expected.

An analysis of assumed reinsurance business showed that the paid and reported losses for recent accident years were higher than expectations, which resulted in management recording net unfavorable development on prior year loss reserves of approximately $560 million. Because of the long and variable reporting pattern associated with assumed reinsurance as well as uncertainty regarding possible changes in the reporting methods of the ceding companies, the carried reserves for assumed reinsurance are based mainly on the pricing assumptions until experience emerges to show that the pricing assumptions are no longer valid. The reviews completed during the second quarter of 2001, including analysis at the individual treaty level, showed that the pricing assumptions were no longer appropriate. The classes of business with the most significant changes include excess of loss liability, professional liability and proportional and retrocessional property.

Approximately $320 million of adverse loss development was due to adverse experience in all other lines, primarily in coverages provided to healthcare-related entities. The level of paid and reported losses associated with coverages provided to national long-term care facilities were higher than expected. The long-term care facility business had traditionally been limited to local facilities. In recent years, the Company began to provide coverage to large chains of long-term care facilities. Original assumptions were that these chains would exhibit loss ratios similar to the local facilities. The most recent review of these large chains indicated an overall loss ratio in excess of 500% versus approximately 100% for the remaining business. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected. The most recent review indicated that the average loss had increased to over $330,000. Prior to this review, the expectation for the average loss was approximately $250,000.

Concurrent with the Company’s review of loss reserves, the Company completed comprehensive studies of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. These studies included ground-up reviews of retrospective premium accruals utilizing a more comprehensive database of retrospectively rated contracts. This review included application of the policy retrospective rating parameters to the revised estimate of ultimate loss ratio and consideration of actual interim cash settlement. This study resulted in a change in the estimated retrospective premiums receivable balances.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

The Company’s overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this section, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract is recorded as funds withheld liability. The Company is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Condensed Consolidated Balance Sheets.

Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in other net investment income, was $53 million and $84 million for the three months ended September 30, 2002 and 2001 and $168 million and $206 million for the nine months ended September 30, 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,904 million and $2,724 million at September 30, 2002 and December 31, 2001.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The ceding of insurance does not discharge the primary liability of the Company. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance agreements.

The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums
Nine months ended September 30	Direct	Assumed	Ceded	Net
(In millions)
2002
Property and casualty	$7,243	$872	$3,022	$5,093
Accident and health	2,227	166	61	2,332
Life	804	(10)	294	500

Total earned premiums	$10,274	$1,028	$3,377	$7,925

2001
Property and casualty	$6,188	$937	$3,781	$3,344
Accident and health	2,729	121	104	2,746
Life	865	155	510	510

Total earned premiums	$9,782	$1,213	$4,395	$6,600

For 2002, the Company has entered into an aggregate reinsurance treaty covering substantially all of the Company’s property and casualty lines of business (the 2002 Cover). The loss protection provided by the 2002 Cover is dependent on the level of subject premium, but there is a maximum aggregate limit of $1,125 million of ceded losses. Maximum ceded premium under the contract is $683 million, and premiums, claims recoveries and interest charges other than the reinsurer’s margin and related fees are made on a funds withheld basis. Interest is credited on funds withheld at 8% per annum, and all premiums are deemed to have been paid as of January 1, 2002. Ceded premium related to the reinsurer’s margin in the amount of $2.5 million and $7.5 million was recorded for the 2002 Cover for the three and nine months ended September 30, 2002.

The aggregate reinsurance protection from the 2002 Cover attaches at a defined accident year loss and allocated loss adjustment expense (collectively, losses) ratio. Under the contract, the Company has the right to elect to cede losses to the 2002 Cover when its recorded accident year losses exceed the attachment point. This election period expires March 31, 2004. If no losses are ceded by this date, the contract is considered to be commuted. If the Company elects to cede any losses to the 2002 Cover, it must continue to cede all losses subject to the terms of the contract. As of September 30, 2002, the Company has not recorded any ceded losses related to this cover.

In 1999, the Company entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Company has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500 million of ceded losses with an aggregate limit of $1 billion of ceded losses for the three year period. The ceded premiums are

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld accrue at 8% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the WTC event, the limit under this section was exhausted. Additionally, as a result of the significant reserve additions recorded in the second quarter of 2001, the $500 million limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500 million of aggregate limit on accident years 2000 and 2001 under the first section of the Aggregate Cover.

The impact of the Aggregate Cover on pretax operating results was as follows:

Impact of Aggregate Cover on Pretax Operating Results
	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
Ceded earned premiums	$-	$(83)	$-	$(543)
Ceded claim and claim adjustment expense	-	288	-	1,010
Interest charges (included in net investment income)	(13)	(11)	(38)	(70)

Pretax impact on operating results	$(13)	$194	$(38)	$397

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $760 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $618 million have been ceded under the CCC Cover through September 30, 2002.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The impact of the CCC Cover on pretax operating results was as follows:

Impact of CCC Cover on Pretax Operating Results
	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
Ceded earned premiums	$(39)	$(232)	$(100)	$(234)
Ceded claim and claim adjustment expense	55	427	148	427
Interest charges (included in net investment income)	(11)	(15)	(27)	(15)

Pretax impact on operating results	$5	$180	$21	$178

Note I. Debt

Debt is composed of the following obligations.

Debt
	September 30, 2002	December 31, 2001
(In millions)
Variable rate debt:
Credit facility – CNAF, due April 29, 2002	$—	$250
Credit facility – CNAF, due April 30, 2004	250	250
Term loan due April 29, 2003	250	—
Credit facility – CNA Surety, due September 30, 2002	—	75
Credit facility – CNA Surety, due September 30, 2003	35	—
Term loan – CNA Surety, due September 30, 2005	30	—
Senior notes:
7.250%, face amount of $128, due March 1, 2003	128	133
6.250%, face amount of $248, due November 15, 2003	248	250
6.500%, face amount of $493, due April 15, 2005	491	491
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	68
6.950%, face amount of $150, due January 15, 2018	149	148
Debenture, 7.250%, face amount of $243, due November 15, 2023	240	240
Capital leases, 8.000%-13.700%, due through December 31, 2011	36	38
Other debt, 1.000%-8.500%, due through 2019	26	27

Total debt	$2,549	$2,567

The Company pays a facility fee to the lenders for having funds available for loans under the three-year credit facility with an April 30, 2004 expiration date. The fee varies based on the long-term debt ratings of the Company. At September 30, 2002, the facility fee on the three-year component was 17.5 basis points.

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

On September 30, 2002, CNA Surety Corporation (CNA Surety), a 64% owned and consolidated subsidiary of CNA, entered into a $65 million credit agreement with one bank, which consists of a $35 million 364-day revolving credit facility and a $30 million term loan. As of September 30, 2002, the facility was fully utilized. The credit agreement replaced a $130 million revolving credit facility that terminated September 30, 2002. Under the new agreement, CNA Surety pays a facility fee of 12.5 basis points, interest at LIBOR plus 45.0 basis points, and for utilization greater than 50% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points.

Under the former agreement, CNA Surety paid interest on outstanding borrowings based on, among other rates, LIBOR plus the applicable margin. The applicable margin was determined by the company’s leverage ratio (debt to total capitalization). At the termination date of the facility, the applicable margin was 30.0 basis points, including the 10.0 basis point facility fee.

The terms of the agreement require the assumption by a second bank of $15 million of the credit risk by November 30, 2002 or CNA Surety will be required to repay $15 million to reduce the amount of the credit facility commitment from $35 million to $20 million. CNAF and CNA Surety have entered into an agreement whereby CNAF will lend CNA Surety the amount needed to repay its bank loans, if necessary (See Note P for additional information regarding this agreement).

The terms of CNAF’s and CNA Surety’s credit facilities require CNAF and CNA Surety to maintain certain financial ratios and combined property and casualty company statutory surplus levels. At September 30, 2002 and December 31, 2001, CNAF and CNA Surety were in compliance with all restrictive debt covenants.

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At September 30, 2002 there were approximately $282 million of outstanding letters of credit.

Note J. Commitments and Contingencies

The Company has a commitment to purchase a $100 million floating rate note issued by the California Earthquake Authority in the event California earthquake-related insurance losses exceed $4.9 billion prior to December 31, 2002.

As of September 30, 2002, the Company is obligated to make future payments totaling $470 million for non-cancelable operating leases expiring from 2002 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $27 million in 2002; $94 million in 2003; $75 million in 2004; $66 million in 2005; and $208 million in 2006 and beyond.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $25 million. Estimated future minimum purchases under these contracts are as follows: $4 million in 2002; $11 million in 2003; $8 million in 2004; and $2 million in 2005.

Note K. Comprehensive Income

Comprehensive income is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)
	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
Net income (loss)	$54	$(155)	$110	$(1,622)

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains/losses arising during the period	395	285	320	421
Less: unrealized gains at beginning of period included in realized gains during the period	41	(16)	(1)	(1,139)

Net change in unrealized gains/losses on general account investments	436	269	319	(718)
Net change in unrealized gains/losses on separate accounts and other	37	31	49	28
Foreign currency translation adjustment	(23)	(11)	(30)	(16)
Allocation to participating policyholders’ and minority interests	(12)	(9)	(9)	(12)

Other comprehensive income (loss), before tax and cumulative effect of a change in accounting principle	438	280	329	(718)
Deferred income tax (expense) benefit related to other comprehensive income (loss)	(162)	(104)	(104)	249

Other comprehensive income (loss), before cumulative effect of a change in accounting principle	276	176	225	(469)
Cumulative effect of a change in accounting principle, net of tax of $0, $0, $0 and $31	—	—	—	58

Other comprehensive income (loss), net of tax and cumulative effect of a change in accounting principle	276	176	225	(411)

Total comprehensive income (loss)	$330	$21	$335	$(2,033)

During the second quarter of 2001, the Company sold its Global Crossing Ltd. common stock and the related hedge, which was entered into during early 2000, resulting in a pretax realized gain of $962 million, which was previously reflected as an unrealized gain in accumulated other comprehensive income.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note L. Business Segments

CNA conducts its operations through five operating segments: Standard Lines, Specialty Lines and CNA Re (which comprise the property and casualty segments), Group Operations and Life Operations. In addition to the five operating segments, certain other activities are reported in the Corporate and Other segment. These operating segments reflect the way CNA manages its operations and makes business decisions.

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

All significant intrasegment income and expenses have been eliminated. Standard Lines’ other revenues and expenses include revenues for services provided by RSKCoSM to other units within the Standard Lines segment that are eliminated at the consolidated level. Intrasegment revenue and expenses eliminated at the consolidated level were approximately $33 million and $39 million for the three months ended September 30, 2002 and 2001, and $98 million and $116 million for the nine months ended September 30, 2002 and 2001.

In the following four tables, the caption “net operating income (loss)” is used by the Company as an operating measure of segment performance. Net operating income (loss) is calculated by deducting net realized investment gains or losses (investment gains or losses after deduction of related income taxes and minority interest), gains or losses from discontinued operations, net of tax, and the cumulative effect of a change in accounting principle, net of tax and minority interest, from net income. Net realized investment gains or losses are excluded from net operating income because net realized investment gains or losses, other than investment impairment losses, related to the Company’s available-for-sale investment portfolio are largely discretionary, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Three months ended September 30, 2002	Standard Lines	Specialty Lines	CNA Re	Group Operations	Life Operations	Corporate and Other	Elimi- nations	Total
(In millions)
Revenues:
Net earned premiums	$988	$555	$157	$292	$236	$40	$(6)	$2,262
Net investment income	66	50	29	44	152	23	—	364
Other revenues	80	33	1	13	45	5	(37)	140

Total operating revenues	1,134	638	187	349	433	68	(43)	2,766
Claims, benefits and expenses	980	727	234	310	378	126	(43)	2,712

Operating income (loss) from continuing operations before income tax and minority interest	154	(89)	(47)	39	55	(58)	—	54
Income tax (expense) benefit	(47)	23	20	(14)	(19)	22	—	(15)
Minority interest	—	(1)	—	—	—	—	—	(1)

Net operating income (loss) from continuing operations	107	(67)	(27)	25	36	(36)	—	38
Realized investment (losses) gains, net of tax and participating policyholders’ and minority interests	(19)	(9)	(1)	7	(16)	54	—	16

Net income (loss)	$88	$(76)	$(28)	$32	$20	$18	$—	$54

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Three months ended September 30, 2001	Standard Lines	Specialty Lines	CNA Re	Group Operations	Life Operations	Corporate and Other	Elimi- nations	Total
(In millions)
Revenues:
Net earned premiums	$739	$474	$149	$906	$234	$29	$(16)	$2,515
Net investment income	112	75	40	40	141	40	—	448
Other revenues	85	36	3	9	33	38	(42)	162

Total operating revenues	936	585	192	955	408	107	(58)	3,125
Claims, benefits and expenses	922	518	419	985	405	174	(58)	3,365

Operating income (loss) from continuing operations before income tax and minority interest	14	67	(227)	(30)	3	(67)	—	(240)
Income tax benefit (expense)	5	(22)	81	11	(3)	14	—	86
Minority interest	—	(6)	—	—	—	—	—	(6)

Net operating income (loss) from continuing operations	19	39	(146)	(19)	—	(53)	—	(160)
Realized investment (losses) gains, net of tax and participating policyholders’ and minority interests	(11)	(2)	(4)	9	8	—	—	—
Income from discontinued operations, net of tax of $0	—	—	—	—	5	—	—	5

Net income (loss)	$8	$37	$(150)	$(10)	$13	$(53)	$—	$(155)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Nine months ended September 30, 2002	Standard Lines	Specialty Lines	CNA Re	Group Operations	Life Operations	Corporate and Other	Elimi- nations	Total
(In millions)
Revenues:
Net earned premiums	$3,024	$1,610	$462	$2,016	$711	$121	$(19)	$7,925
Net investment income	299	189	112	127	463	102	—	1,292
Other revenues	243	120	2	27	139	55	(110)	476

Total operating revenues	3,566	1,919	576	2,170	1,313	278	(129)	9,693
Claims, benefits and expenses	3,360	1,874	525	2,081	1,147	407	(129)	9,265

Operating income (loss) from continuing operations before income tax and minority interest	206	45	51	89	166	(129)	—	428
Income tax (expense) benefit	(53)	(24)	(10)	(30)	(58)	47	—	(128)
Minority interest	—	(11)	—	—	—	—	—	(11)

Net operating income (loss) from continuing operations	153	10	41	59	108	(82)	—	289
Realized investment (losses) gains, net of tax and participating policyholders’ and minority interests	(34)	(30)	3	7	(55)	22	—	(87)
Loss from discontinued operations, net of tax of $9	—	—	—	—	(35)	—	—	(35)
Cumulative effect of a change in accounting principle, net of tax of $7	—	(48)	—	—	(8)	(1)	—	(57)

Net income (loss)	$119	$(68)	$44	$66	$10	$(61)	$—	$110

Receivables, net	$6,777	$3,334	$2,529	$263	$989	$2,939	$—	$16,831

Insurance reserves	$13,760	$7,609	$5,151	$1,894	$8,490	$5,684	$(8)	$42,580

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Nine months ended September 30, 2001	Standard Lines	Specialty Lines	CNA Re	Group Operations	Life Operations	Corporate and Other	Elimi- nations	Total
(In millions)
Revenues:
Net earned premiums	$1,536	$1,387	$452	$2,524	$677	$67	$(43)	$6,600
Net investment income	349	240	129	119	413	107	—	1,357
Other revenues	255	85	3	28	143	119	(126)	507

Total operating revenues	2,140	1,712	584	2,671	1,233	293	(169)	8,464
Claims, benefits and expenses	2,927	2,020	1,356	2,661	1,112	1,740	(169)	11,647
Restructuring and other related charges	6	2	—	—	17	37	—	62

Operating (loss) income from continuing operations before income tax and minority interest	(793)	(310)	(772)	10	104	(1,484)	—	(3,245)
Income tax benefit (expense)	303	107	275	1	(37)	496	—	1,145
Minority interest	—	(18)	—	—	—	—	—	(18)

Net operating (loss) income from continuing operations	(490)	(221)	(497)	11	67	(988)	—	(2,118)
Realized investment gains (losses), net of tax and participating policyholders’ and minority interests	400	148	(216)	17	99	101	—	549
Income from discontinued operations, net of tax of $1	—	—	—	—	8	—	—	8
Cumulative effect of a change in accounting principle, net of tax of $33	(30)	(14)	(5)	(1)	(3)	(8)	—	(61)

Net (loss) income	$(120)	$(87)	$(718)	$27	$171	$(895)	$—	$(1,622)

Receivables, net	$7,665	$2,424	$2,497	$1,024	$834	$2,675	$—	$17,119

Insurance reserves	$14,732	$6,579	$5,196	$2,482	$8,251	$6,115	$—	$43,355

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note M. Restructuring and Other Related Charges

2001 Restructuring

In 2001, the Company finalized and approved two separate restructuring plans. The first plan related to the Company’s Information Technology operations (the IT Plan). The second plan related to restructuring the property and casualty segments and Life Operations, discontinuation of the variable life and annuity business and consolidation of real estate locations (the 2001 Plan).

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

For the nine months ended September 30, 2001 the Company incurred $62 million pretax of restructuring and other related charges for the IT Plan primarily related to employee severance charges and the write-off of impaired assets. There were no charges recorded during the three months ended September 30, 2001.

No restructuring and other related charges related to the IT Plan have been incurred in 2002; however, payments were made during the nine months ended September 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining IT Plan accrual at September 30, 2002 and the activity in that accrual since inception.

IT Plan Accrual

	Employee
	Termination	Impaired
	and Related	Asset	Other
	Benefit Costs	Charges	Costs	Total
(In millions)
IT Plan initial accrual	$29	$32	$1	$62
Costs that did not require cash in 2001	—	(32)	—	(32)
Payments charged against liability in 2001	(19)	—	—	(19)

Accrued costs at December 31, 2001	10	—	1	11
Payments charged against liability in 2002	(1)	—	—	(1)

Accrued costs at September 30, 2002	$9	$—	$1	$10

The IT Plan is not expected to result in decreased operating expenses in the foreseeable future because savings from the workforce reduction has been used to fund new technology-related initiatives. Employee termination and related benefit payments will continue through 2004 due to employment contract obligations.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

2001 Plan

The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units (SBUs) in the property and casualty operations, changes in the strategic focus of the Life Operations and consolidation of real estate locations. The reduction in the number of property and casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Life Operations included a decision to discontinue writing variable life and annuity business.

No restructuring and other related charges related to the 2001 Plan have been incurred in 2002; however, payments were made during the nine months ended September 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining 2001 Plan accrual as of September 30, 2002 and the activity in that accrual since inception.

2001 Plan Accrual

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total
(In millions)
2001 Plan initial accrual	$68	$56	$30	$35	$189
Costs that did not require cash in 2001	—	—	—	(35)	(35)
Payments charged against liability in 2001	(2)	—	—	—	(2)

Accrued costs at December 31, 2001	66	56	30	—	152
Costs that did not require cash in 2002	—	—	(25)	—	(25)
Payments charged against liability in 2002	(50)	(11)	(1)	—	(62)

Accrued costs at September 30, 2002	$16	$45	$4	$—	$65

Note N. Significant Transactions

National Postal Mail Handlers Union Contract Termination

During the second quarter of 2002, the Company announced the sale of the Claims Administration Corporation and the transfer of the National Postal Mail Handlers Union group benefits plan (the “Mail Handlers Plan”) to First Health Group Corporation, effective July 1, 2002. In the third quarter of 2002, the Company recognized a $5 million pretax realized loss on the sale of Claims Administration Corporation and $14 million pretax of non-recurring fee income related to the transfer of the Mail Handlers Plan.

The assets and liabilities of the Claims Administration Corporation and the Mail Handlers Plan were $352 million and $350 million at December 31, 2001. The revenues of the Claims Administration Corporation and the Mail Handlers Plan were $3 million and $613 million for the three months ended September 30, 2002 and 2001 and $1,157 million and $1,663 million for the nine months ended September 30, 2002 and 2001.

Net operating income from the Claims Administration Corporation and the Mail Handlers Plan was $5 million, including the non-recurring fee income, and $3 million for the three months

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

ended September 30, 2002 and 2001 and $12 million and $9 million for the nine months ended September 30, 2002 and 2001.

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

CNA Vida’s assets and liabilities at December 31, 2001 were $442 million and $337 million. CNA Vida’s net earned premiums were $14 million for the three months ended September 30, 2001 and $24 million and $63 million for the nine months ended September 30, 2002 and 2001. Net operating income was $5 million for the three months ended September 30, 2001 and $2 million and $7 million for the nine months ended September 30, 2002 and 2001. CNA Vida’s results of operations, including the loss on sale, are presented as discontinued operations in all periods presented.

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

In the fourth quarter of 2001, the Company sold certain businesses as planned. The realized after-tax loss applicable to these businesses recognized in the second quarter of 2001 was $38 million. Revenues of these businesses included in the three and nine months ended September 30, 2001 totaled approximately $6 million and $28 million. These businesses contributed approximately $3 million of net operating income and $14 million of losses in the three and nine months ended September 30, 2001.

At September 30, 2002, CNA Re U.K. remained held for sale. On October 31, 2002, the Company completed the sale of CNA Re U.K. to Tawa U.K. Limited, a subsidiary of Artemis Group, a diversified French-based holding company. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC as discussed below. In October, the sale was approved in the United Kingdom by the Financial Services Authority

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

(FSA) and by the Illinois Insurance Department. This sale does not impact CNA Re’s on-going U.S.-based operations.

CNA Re U.K. was sold for $1, subject to adjustments that are primarily driven by certain operating results and changes in interest rates between January 1, 2002 and October 31, 2002, and realized foreign currency losses recognized by CNA Re U.K. prior to December 31, 2002. CNAF has also committed to contribute up to $9.6 million to CNA Re U.K. over a four-year period beginning in 2010 should the FSA deem CNA Re U.K. to be undercapitalized. Due to the various components of the completion adjustments, which are initially prepared by the buyer, the final settlement cannot yet be determined. However, based upon information currently available to the Company, management believes there will be a reduction in the previously recognized impairment loss which will be reflected as a realized gain when the completion adjustments are finalized.

Concurrent with the sale, several reinsurance agreements under which CCC had provided retrocessional protection to CNA Re U.K. will be terminated. As part of the sale, CNA Re U.K.’s net exposure to all IGI Program liabilities will be ceded to CCC. Further, CCC will provide a $100 million stop loss cover attaching at carried reserves on CNA Re U.K.’s 2001 underwriting year exposures for which CCC received premiums of $25 million.

The statutory surplus of CNA Re U.K., was below the required regulatory minimum surplus level at December 31, 2001. CCC contributed $120 million of capital on March 25, 2002 bringing the capital above the regulatory minimum.

CNA Re U.K. contributed revenues of approximately $14 million and $57 million for the three months ended September 30, 2002 and 2001, and $57 million and $220 million for the nine months ended September 30, 2002 and 2001. CNA Re U.K. contributed net operating income of $9 million and net operating losses of $109 million for the three months ended September 30, 2002 and 2001 and income of $13 million and net operating losses of $176 million for the nine months ended September 30, 2002 and 2001. The assets and liabilities of CNA Re U.K., including the effects of planned concurrent transactions, were approximately $2.7 billion and $2.7 billion as of September 30, 2002 and $2.9 billion and $2.9 billion as of December 31, 2001.

The businesses sold in 2002, excluding CNA Vida, Claims Administration Corporation and the Mail Handlers Plan, and those that continue to be held for disposition as of September 30, 2002, excluding CNA Re U.K., contributed revenues of approximately $6 million and $28 million for the three months ended September 30, 2002 and 2001, and $35 million and $95 million for the nine months ended September 30, 2002 and 2001. Additionally, these businesses contributed net operating losses of $2 million and $2 million for the three months ended September 30, 2002 and 2001 and $14 million and $12 million for the nine months ended September 30, 2002 and 2001. The assets and liabilities of these businesses were approximately $96 million and $83 million as of September 30, 2002 and $126 million and $109 million as of December 31, 2001. All anticipated sales are expected to be completed in 2002.

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

Discontinued Operations
	September 30,	December 31,
(In millions)	2002	2001

Total investments	$471	$467
Other assets	279	264
Insurance reserves	(424)	(412)
Other liabilities	(25)	(25)

Net assets of discontinued operations	$301	$294

Note P. Related Party Transactions

CNA reimburses Loews, or pays directly to Loews employees, approximately $18 million annually for management fees, travel and related expenses, and expenses of investment facilities and services provided to CNA.

CNA and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. Under a tax allocation agreement with Loews, during the first nine months of 2002, CNA received tax refunds of $639 million from Loews. During the first nine months of 2001, CNA paid Loews $111 million for income taxes.

CNA writes, at standard rates, a limited amount of insurance for Loews and its affiliates. Total premiums from Loews and its affiliates are approximately $6 million on an annual basis.

CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long-term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten year term and are secured by the stock purchased.

As of September 30, 2002, there were 21 participants remaining in the plan, of whom seven are currently Company officers. The outstanding aggregate loan balance was $10 million for all participants who were officers as of September 30, 2002. Shares purchased with all loans outstanding under the plan totaled 1,640,358, or less than 1% of the Company’s outstanding shares, as of September 30, 2002. The aggregate market value of all stock purchased with outstanding loans under the plan and held as collateral was $30 million below the unpaid aggregate loan balance as of September 30, 2002.

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety, over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that Surety’s accident year net loss ratio exceeds 24% for

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There was no reinsurance balances payable under this stop loss contract as of September 30, 2002 as all balances were paid during the first nine months of 2002. Reinsurance balances payable at December 31, 2001 was $22 million.

CNAF and CNA Surety have entered into an agreement whereby CNAF will lend CNA Surety the amount needed to repay its bank loans. If necessary, CNAF will lend CNA Surety up to a maximum of $16 million in order for CNA Surety to reduce the amount of the credit facility commitment from $35 million to $20 million and pay accrued but unpaid interest on the amount of the commitment reduction. Any amounts loaned by CNAF to CNA Surety must be repaid on or before February 28, 2003. (See Note I for additional information regarding the CNA Surety credit facility).

CNA FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operations

The following discussion highlights significant factors influencing the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its controlled subsidiaries (collectively CNA or the Company). CNA is one of the largest insurance organizations in the United States and, based on 2001 net written premiums, is the ninth largest property and casualty company and the 51st largest life insurance company.

As of September 30, 2002, Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes found on pages 1 to 37 for the current period and with CNAF’s Annual Report to Shareholders for the year ended December 31, 2001.

CNA conducts its operations through five operating segments: Standard Lines, Specialty Lines and CNA Re (which comprise the property and casualty segments), Group Operations and Life Operations. In addition to the five operating segments, certain other activities are reported in the Corporate and Other segment. These operating segments reflect the way CNA manages its operations and makes business decisions.

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

The consolidated operations for the three months and nine months ended September 30, 2001 were significantly impacted by the second quarter 2001 prior year reserve strengthening, the World Trade Center disaster and related events (WTC event), corporate aggregate reinsurance treaties and restructuring and other related charges. A discussion of these items, along with the Company’s current terrorism exposure and description of reserves is presented before the Company’s operating segment results.

The discussion of underwriting results and ratios reflect the underlying business results of CNA’s property and casualty insurance subsidiaries. Underwriting results are net earned premiums less net incurred claims, the costs incurred to settle claims, acquisition expenses and underwriting expenses. Underwriting ratios are industry measures of property and casualty underwriting results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The following discussion of operating results focuses on “net operating income (loss).” Net operating income (loss) is calculated by deducting net realized investment gains or losses (investment gains or losses after deduction of related income taxes and minority interest), gains or losses from discontinued operations, net of tax, and the cumulative effect of a change in accounting principle, net of tax and minority interest, from net income. Net operating income (loss), as defined above, is used in management’s discussion of the results of operations because net realized investment gains or losses, other than investment impairment losses, related to the Company’s available-for-sale investment portfolio are largely discretionary, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Operating Results

The following table summarizes key components of operating results for the three months and nine months ended September 30, 2002 and 2001.

Consolidated Operations
	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions, except per share data)
Operating revenues:
Net earned premiums	$2,262	$2,515	$7,925	$6,600
Net investment income	364	448	1,292	1,357
Other revenues	140	162	476	507

Total operating revenues	2,766	3,125	9,693	8,464
Claims, benefits and expenses	2,712	3,365	9,265	11,647
Restructuring and other related charges	—	—	—	62

Operating income (loss) from continuing operations before income tax and minority interest	54	(240)	428	(3,245)
Income tax (expense) benefit	(15)	86	(128)	1,145
Minority interest	(1)	(6)	(11)	(18)

Net operating income (loss) from continuing operations	38	(160)	289	(2,118)
Realized investment gains (losses), net of tax and minority interest	16	—	(87)	549

Income (loss) from continuing operations	54	(160)	202	(1,569)
Income (loss) from discontinued operations, net of tax of $0, $1, $9 and $1	—	5	(35)	8

Income (loss) before cumulative effects of changes in accounting principles	54	(155)	167	(1,561)
Cumulative effects of changes in accounting principles, net of tax of $0, $0, $7 and $33	—	—	(57)	(61)

Net income (loss)	$54	$(155)	$110	$(1,622)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.24	$(0.86)	$0.91	$(8.52)
Income (loss) from discontinued operations, net of tax	—	0.02	(0.16)	0.04
Income (loss) before cumulative effects of changes in accounting principles	0.24	(0.84)	0.75	(8.48)
Cumulative effects of changes in accounting principles, net of tax	—	—	(0.26)	(0.33)

Basic and diluted earnings (loss) per share available to common stockholders	$0.24	$(0.84)	$0.49	$(8.81)

Weighted average outstanding common stock and common stock equivalents	223.6	185.5	223.6	184.0

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The following table summarizes net operating results by segment for the three months and nine months ended September 30, 2002 and 2001.

Net Operating Income (Loss) by Segment

	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
Standard Lines	$107	$19	$153	$(490)
Specialty Lines	(67)	39	10	(221)
CNA Re	(27)	(146)	41	(497)
Group Operations	25	(19)	59	11
Life Operations	36	—	108	67
Corporate and Other	(36)	(53)	(82)	(988)

Net operating income (loss)	$38	$(160)	$289	$(2,118)

Net operating income was $38 million for the third quarter of 2002 as compared with a net operating loss of $160 million for the same period in 2001. The improvement in net operating results was due principally to after-tax losses from the WTC event of $304 million, net of the related corporate aggregate reinsurance treaty benefit, recorded in the third quarter of 2001. Excluding the impact of the WTC event, net operating results decreased $106 million due to lower net investment income, primarily from $60 million lower limited partnership income, and a reduced benefit from the use of reinsurance in 2002. These decreases were partially offset by improved operating results in Life Operations and Group Operations.

The third quarter 2002 results also include net prior year reserve releases in Standard Lines and net prior year reserve strengthening in Specialty Lines and CNA Re. These changes in estimates of prior year reserves, which resulted in net unfavorable reserve development, were not significantly higher than the third quarter of 2001. However, there were larger reserve changes affecting the individual property and casualty segments.

Net income was $54 million for the third quarter of 2002 as compared with a net loss of $155 million for the same period in 2001. Net realized investment gains for the third quarter of 2002 increased $16 million as compared with the same period in 2001. Income from discontinued operations, net of tax, of $5 million for the third quarter of 2001 relates to the operating results of Life Operations’ Chilean-based subsidiaries (CNA Vida), which was sold in the first quarter of 2002.

Net earned premiums decreased $253 million for the third quarter of 2002 as compared with the same period in 2001. Third quarter 2001 net earned premiums were reduced by ceded premiums of $315 million related to the corporate aggregate reinsurance treaties, and were increased by reinstatement and additional premiums of $85 million related to the WTC event. Third quarter 2001 net earned premiums also included $612 million of earned premium related to the National Postal Mail Handlers Union (the Mail Handlers Plan) group benefits plan, which was transferred to First Health Group Corporation, effective July 1, 2002. Excluding these 2001 significant premium items, net earned premiums increased $129 million due primarily to strong rate increases and decreased use of reinsurance in the property and casualty segments.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Net operating income was $289 million for the nine months ended September 30, 2002 as compared with a net operating loss of $2,118 million for the same period in 2001. The net operating loss for the nine months ended September 30, 2001 was due principally to after-tax reserve strengthening of $2,079 million recorded in the second quarter of 2001 related to a change in estimate of prior year net loss reserves and retrospective premium accruals. Additionally, 2001 results included WTC event losses of $304 million after-tax and restructuring and other related charges of $40 million after-tax. Excluding these 2001 significant items, 2002 net operating results decreased $16 million due primarily to lower net investment income and a reduced benefit from the use of reinsurance in 2002 partially offset by improved underwriting results in the property and casualty segments.

Net income was $110 million for the nine months ended September 30, 2002 as compared with a net loss of $1,622 million for the same period in 2001. Net realized investment results for the nine months ended September 30, 2002 decreased $636 million as compared with the same period in 2001. See the discussion of realized investment losses in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for additional information. Loss from discontinued operations, net of tax, of $35 million for the nine months ended September 30, 2002 and income from discontinued operations of $8 million for the same period in 2001 related to the results of CNA Vida, which was sold in the first quarter of 2002. Net income for 2002 includes a charge of $57 million, net of tax, for the cumulative effect of a change in accounting principle for goodwill and indefinite-lived intangible assets. Net income for 2001 includes a charge of $61 million, net of tax, for the cumulative effect of a change in accounting principle for derivative financial instruments.

Net earned premiums increased $1,325 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Year-to-date 2001 net earned premiums were reduced by ceded premiums of $1,308 million related to the corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the second quarter 2001 reserve strengthening and a change in estimate for involuntary market premium accruals, partially offset by reinstatement and additional premiums related to the WTC event. Excluding these 2001 significant premium items, net earned premiums increased $17 million due primarily to strong rate increases and decreased use of reinsurance partially offset by the transfer of the Mail Handlers Plan and additional ceded premiums recorded in 2002 for the corporate aggregate reinsurance treaties. The increases were also partially offset by decreased net earned premiums in CNA Re’s U.K. operations resulting from the decision made in the third quarter of 2001 to cease writing new and renewal business in CNA Re U.K.

The year-to-date 2001 net operating loss includes the following, which are described in more detail on the following pages.

•	In the third quarter of 2001, the Company recorded the estimated impact of the WTC event, which resulted in $1,648 million of pretax gross losses, and $468 million pretax net of reinsurance, net of the related corporate aggregate reinsurance treaties benefit. The after-tax estimated impact was $304 million, net of reinsurance, including the related corporate aggregate reinsurance treaties benefit. Further details of the WTC event are provided below as well as in the individual segment discussions of operations.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

•	In the second quarter of 2001, the Company recorded an after-tax charge of $2.1 billion ($3.2 billion pretax) related to a change in estimate of prior year net loss reserves and retrospective premium accruals. This amount included the impact of net reserve strengthening, the related increase in the accrual for insurance-related assessments and the ceded premiums and interest cost of the corporate aggregate reinsurance treaty that attached due to the reserve strengthening. Further details related to the reserve strengthening are discussed below as well as in the individual segment discussions of operations.

•	During the nine months ended September 30, 2001, the Company recorded ceded premiums, ceded losses and interest charges related to corporate aggregate reinsurance treaties in place for the 1999 through 2001 accident years. The discussion in the Reinsurance section below includes all premiums, losses and interest charges related to these treaties. However, in all other sections of the MD&A the applicable amounts ceded to these treaties as a result of the second quarter 2001 reserve strengthening and WTC event are included in the quantification of those significant items. The ceded premiums, ceded losses and interest charges related to the aggregate reinsurance treaties not related to these significant items are described as “Core.”

•	During the nine months ended September 30, 2001, the Company recorded after-tax restructuring and other related charges of $40 million related to workforce reductions and asset write-offs resulting from changes in the Company’s information technology organization, which is discussed in more detail below.

Based upon the significance of the second quarter 2001 reserve strengthening, the WTC event and restructuring and other related charges, the underwriting impact of these items is discussed in the aggregate in the following sections. When the Company discusses its 2001 underwriting results and ratios for its property and casualty segments, the discussion will compare 2001 underwriting results and ratios excluding the effect of these significant items. In the Company’s previous filings, the discussion of 2001 underwriting results excluded the benefit from corporate aggregate reinsurance treaties for Core operations. During 2002, the Company has recorded benefits from corporate aggregate reinsurance treaties for Core operations, therefore the Company will no longer discuss the 2001 underwriting results excluding this benefit in order to provide a comparable presentation. The following table provides the details by segment of 2001 underwriting results as reported and adjusted.

Underwriting Results by Segment

				Property and
	Standard	Specialty		Casualty
For the three months ended September 30, 2001	Lines	Lines	CNA Re	Segments
(In millions)
Underwriting loss, as reported	$(106)	$(12)	$(270)	$(388)
Underwriting impact of the WTC event net of the related benefit of the corporate aggregate reinsurance treaties	68	18	263	349

Adjusted underwriting (loss) gain*	$(38)	$6	$(7)	$(39)

*The 2001 adjusted underwriting loss excludes the impact of the WTC event net of the related benefit of corporate aggregate reinsurance treaties.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Underwriting Results by Segment

				Property and
	Standard	Specialty		Casualty
For the nine months ended September 30, 2001	Lines	Lines	CNA Re	Segments
(In millions)
Underwriting loss, as reported	$(1,165)	$(543)	$(904)	$(2,612)
Underwriting impact of second quarter 2001 reserve strengthening net of the related benefit of the corporate aggregate reinsurance treaty	911	410	587	1,908
Underwriting impact of the WTC event net of the related benefit of the corporate aggregate reinsurance treaties	68	18	263	349
Restructuring and other related charges	5	2	—	7

Adjusted underwriting loss*	$(181)	$(113)	$(54)	$(348)

*The 2001 adjusted underwriting loss excludes the impact of the second quarter 2001 reserve strengthening, the WTC event, both net of the related benefit of corporate aggregate reinsurance treaties, and restructuring and other related charges.

WTC Event

During the third quarter of 2001, the Company experienced a severe catastrophe loss estimated at $468 million pretax, net of reinsurance, related to the WTC event. The loss estimate is based on a total industry loss of $50 billion and includes all lines of insurance. The estimate takes into account CNA’s substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance programs. The Company has closely monitored reported losses as well as the collection of reinsurance on WTC event claims. Based on experience to-date, the Company believes its recorded reserves are adequate.

During the first quarter of 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re’s WTC event losses, the Company performed a treaty-by-treaty analysis of exposure. The Company’s loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re’s cedants. Information available in the first quarter of 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144 million was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The WTC event and related items comprising the amounts noted above are detailed by segment in the following table.

WTC Event

			Pretax
			Corporate
			Aggregate	Total	Total
For the three and nine months ended		Pretax	Reinsurance	Pretax	After-tax
September 30, 2001	Gross Losses	Net Impact*	Benefit	Impact	Impact
(In millions)
Standard Lines	$375	$185	$108	$77	$50
Specialty Lines	214	30	12	18	12
CNA Re	662	410	139	271	176
Group Operations	235	53	—	53	35
Life Operations	75	22	—	22	14
Corporate and Other	87	27	—	27	17

Total	$1,648	$727	$259	$468	$304

*Pretax impact of the WTC event before the corporate aggregate reinsurance treaties. The pretax net impact includes $85 million of reinstatement and additional premiums.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The second quarter 2001 prior year reserve strengthening and related items comprising the amounts noted above are detailed by segment in the following table.

Second Quarter 2001 Prior Year Reserve Strengthening

	Standard	Specialty		Corporate
For the nine months ended September 30, 2001	Lines	Lines	CNA Re	and Other	Total
(In millions)
Net reserve strengthening excluding the impact of the corporate aggregate reinsurance treaty:
APMT	$—	$—	$57	$1,140	$1,197
Non-APMT	523	407	574	90	1,594

Total	523	407	631	1,230	2,791
Pretax benefit from corporate aggregate reinsurance treaty on accident year 1999	(197)	—	(26)	—	(223	)*
Accrual for insurance-related assessments	48	—	—	—	48

Net reserve strengthening and related accruals	374	407	605	1,230	2,616

Change in estimate of premium accruals	629	3	(13)	(3)	616
Reduction of related commission accruals	(50)	—	—	—	(50)

Net premium and related accrual reductions	579	3	(13)	(3)	566

Total pretax second quarter 2001 reserve strengthening and other related accruals	$953	$410	$592	$1,227	$3,182

Total after-tax second quarter 2001 reserve strengthening and other related accruals	$619	$277	$384	$799	$2,079

* $500 million of ceded losses reduced by $230 million of ceded premiums and $47 million of interest charges.

With respect to environmental and mass tort reserves, commencing in 2000 and continuing into the first and second quarters of 2001, CNA received a number of new reported claims, some of which involved declaratory judgment actions premised on court decisions purporting to expand insurance coverage for pollution claims. In these decisions, several courts adopted rules of insurance policy interpretation which established joint and several liability for insurers consecutively on a risk during a period of alleged property damage; and in other instances adopted interpretations of the “absolute pollution exclusion,” which weakened its effectiveness in most circumstances. In addition to receiving new claims and declaratory judgment actions premised upon these unfavorable legal precedents, these court decisions also impacted CNA’s pending pollution and mass tort claims and coverage litigation. During the spring of 2001, CNA reviewed specific claims and litigation, as well as general trends, and concluded reserve strengthening in this area was warranted.

In the area of mass torts, several well-publicized verdicts arising out of bodily injury cases related to allegedly toxic mold led to a significant increase in mold-related claims in 2000 and the first half of 2001. CNA’s reserve increase in the second quarter of 2001 was caused in part by this increased area of exposure.

With respect to other court cases and how they might affect our reserves and reasonable possible losses, the following should be noted. State and federal courts issue numerous decisions each year, which potentially impact losses and reserves in both a favorable and unfavorable manner. Examples of favorable developments include decisions to allocate defense and indemnity payments in a manner so as to limit carriers’ obligations to damages taking place during the effective dates of their policies; decisions holding that injuries occurring

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

after asbestos operations are completed are subject to the completed operations aggregate limits of the policies; and decisions ruling that carriers’ loss control inspections of their insured’s premises do not give rise to a duty to warn third parties to the dangers of asbestos.

Examples of unfavorable developments include decisions limiting the application of the “absolute pollution” exclusion; and decisions holding carriers liable for defense and indemnity of asbestos and pollution claims on a joint and several basis.

Throughout 2000, and into 2001, CNA experienced significant increases in new asbestos bodily injury claims. In light of this development, CNA formed the view that payments for asbestos claims could be higher in future years than previously estimated. Moreover, in late 2000 through mid-2001, industry sources such as rating agencies and actuarial firms released analyses and studies commenting on the increase in claim volumes and other asbestos liability developments. For example, A.M. Best released a study in May 2001 increasing its ultimate asbestos reserve estimate 63% from $40 billion to $65 billion, citing an unfunded insurance industry reserve shortfall of $33 billion. In June 2001, Tillinghast raised its asbestos ultimate exposure from $55 billion to $65 billion for the insurance industry and its estimate of the ultimate asbestos liability for all industries was raised to $200 billion.

Also in the 2000 to 2001 time period, a number of significant asbestos defendants filed for bankruptcy, increasing the likelihood that excess layers of insurance coverage could be called upon to indemnify policyholders and creating the potential that novel legal doctrines could be employed which could accelerate the time when such indemnification payments could be due.

These developments led CNA’s claims management to the conclusion that its asbestos reserves required strengthening.

The non-APMT adverse reserve development was the result of analyses of several lines of business. This development related principally to commercial insurance coverages including automobile liability and multiple-peril, as well as assumed reinsurance and healthcare-related coverages. A brief summary of these lines of business and the associated reserve development is discussed below.

Approximately $600 million of the adverse loss development is a result of several coverages provided to commercial entities. Reserve analyses performed during 2001 showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected and several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

The commercial automobile liability analysis indicated increased ultimate loss and allocated loss adjustment expense across several accident years due to higher paid and reported loss and allocated loss adjustment expense resulting from several factors. These factors include uninsured/underinsured motorists coverage in Ohio, a change in the rate at which the average claim size is increasing and a lack of improvement in the ratio of the number of claims per exposure unit, the frequency. First, Ohio courts have significantly broadened the population covered through the uninsured/underinsured motorists’ coverage. The broadening of the population covered by this portion of the policy, and the retrospective nature of this broadening of coverage, resulted in additional claims for older years. Second, in recent years, the average

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

claim size had been increasing at less than a 2% annual rate. The most recent available data indicates that the rate of increase is now closer to 8% with only a portion of this increase explainable by a change in mix of business. Finally, the review completed during the second quarter of 2001 indicated that the frequency for the 2000 accident year was 6% higher than 1999. Expectations were that the 2000 frequency would show an improvement from the 1999 level.

The analyses of general liability and the liability portion of commercial multiple-peril coverages showed several factors affecting these lines. Construction defect claims in California and a limited number of other states have had a significant impact. It was expected that the number of claims being reported and the average size of those claims would fall quickly due to the decrease in business exposed to those losses. However, the number of claims reported during the first six months of 2001 increased from the number of claims reported during the last six months of 2000. In addition to the effects of construction defect claims, the average claim associated with New York labor law has risen to more than $125,000 from less than $100,000, which was significantly greater than previously expected.

An analysis of assumed reinsurance business showed that the paid and reported losses for recent accident years were higher than expectations, which resulted in management recording net unfavorable development on prior year loss reserves of approximately $560 million. Because of the long and variable reporting pattern associated with assumed reinsurance as well as uncertainty regarding possible changes in the reporting methods of the ceding companies, the carried reserves for assumed reinsurance are based mainly on the pricing assumptions until experience emerges to show that the pricing assumptions are no longer valid. The reviews completed during the second quarter of 2001, including analysis at the individual treaty level, showed that the pricing assumptions were no longer appropriate. The classes of business with the most significant changes include excess of loss liability, professional liability and proportional and retrocessional property.

Approximately $320 million of adverse loss development was due to adverse experience in all other lines, primarily in coverages provided to healthcare-related entities. The level of paid and reported losses associated with coverages provided to national long-term care facilities were higher than expected. The long-term care facility business had traditionally been limited to local facilities. In recent years, the Company began to provide coverage to large chains of long-term care facilities. Original assumptions were that these chains would exhibit loss ratios similar to the local facilities. The most recent review of these large chains indicated an overall loss ratio in excess of 500% versus approximately 100% for the remaining business. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected. The most recent review indicated that the average loss had increased to over $330,000. Prior to this review, the expectation for the average loss was approximately $250,000.

Concurrent with the Company’s review of loss reserves, the Company completed comprehensive studies of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. These studies included ground-up reviews of retrospective premium accruals utilizing a more comprehensive database of retrospectively rated contracts. This review included application of the policy retrospective rating parameters to the revised estimate of ultimate loss ratio and consideration of actual interim cash settlement. This study resulted in a change in the estimated retrospective premiums receivable balances.

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

Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefit reserves and are reported as a reinsurance receivable in the Condensed Consolidated Balance Sheets. The Company has a credit risk exposure with respect to these receivables and has established an estimated allowance for doubtful accounts. The allowance is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions.

In the event that a specific reinsurer is experiencing difficulties, the Company may engage in commutation discussions. The outcome of such discussions may result in a settlement that is less than the recoverable, net of the allowance for doubtful accounts, and could have an adverse material impact on the Company’s results of operations and/or equity.

The Company’s overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this section, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract is recorded as a funds withheld liability. The Company is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Condensed Consolidated Balance Sheets.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in other net investment income, was $53 million and $84 million for the third quarter of 2002 and 2001 and $168 million and $206 million for the nine months ended September 30, 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,904 million and $2,724 million at September 30, 2002 and December 31, 2001.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

For 2002, the Company has entered into an aggregate reinsurance treaty covering substantially all of the Company’s property and casualty lines of business (the 2002 Cover). The loss protection provided by the 2002 Cover is dependent on the level of subject premium, but there is a maximum aggregate limit of $1,125 million of ceded losses. Maximum ceded premium under the contract is $683 million, and premiums, claims recoveries and interest charges other than the reinsurer’s margin and related fees are made on a funds withheld basis. Interest is credited on funds withheld at 8% per annum, and all premiums are deemed to have been paid as of January 1, 2002. Ceded premium related to the reinsurer’s margin in the amount of $2.5 million and $7.5 million was recorded for the 2002 Cover for the three months and nine months ended September 30, 2002.

The aggregate reinsurance protection from the 2002 Cover attaches at a defined accident year loss and allocated loss adjustment expense (collectively, losses) ratio. Under the contract, the Company has the right to elect to cede losses to the 2002 Cover when its recorded accident year losses exceed the attachment point. This election period expires March 31, 2004. If no losses are ceded by this date, the contract is considered to be commuted. If the Company elects to cede any losses to the 2002 Cover, it must continue to cede all losses subject to the terms of the contract. As of September 30, 2002, the Company has not recorded any ceded losses related to this cover.

In 1999, the Company entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Company has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500 million of ceded losses with an aggregate limit of $1 billion of ceded losses for the three-year period. The ceded premiums are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld accrue at 8% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the WTC event, the limit under this section was exhausted. Additionally, as a result of the significant reserve additions recorded in the second

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

quarter of 2001, the $500 million limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500 million of aggregate limit on accident years 2000 and 2001 under the first section.

The impact of the Aggregate Cover on pretax operating results was as follows:

Impact of Aggregate Cover on Pretax Operating Results
	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
Ceded earned premiums	$—	$(83)	$—	$(543)
Ceded claim and claim adjustment expense	—	288	—	1,010
Interest charges (included in net investment income)	(13)	(11)	(38)	(70)

Pretax impact on operating results	$(13)	$194	$(38)	$397

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to the full utilization of the $760 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $618 million have been ceded under the CCC Cover through September 30, 2002.

The impact of the CCC Cover on pretax operating results was as follows:

Impact of CCC Cover on Pretax Operating Results
	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
Ceded earned premiums	$(39)	$(232)	$(100)	$(234)
Ceded claim and claim adjustment expense	55	427	148	427
Interest charges (included in net investment income)	(11)	(15)	(27)	(15)

Pretax impact on operating results	$5	$180	$21	$178

The impact by operating segment of the 2002 Cover, Aggregate Cover and the CCC Cover on pretax operating results was as follows:

Impact of 2002 Cover, Aggregate Cover and CCC Cover on Pretax Operating Results
	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
Standard Lines	$(15)	$201	$(43)	$383
Specialty Lines	8	32	3	26
CNA Re	(3)	141	16	166

Pretax impact on operating results	$(10)	$374	$(24)	$575

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

2001 Restructuring

In 2001, the Company finalized and approved two separate restructuring plans. The first plan related to the Company’s Information Technology operations (the IT Plan). The second plan related to restructuring the property and casualty segments and Life Operations, discontinuation of the variable life and annuity business and consolidation of real estate locations (the 2001 Plan).

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

For the nine months ended September 30, 2001 the Company incurred $62 million pretax of restructuring and other related charges for the IT Plan, primarily related to employee severance charges and the write-off of impaired assets. There were no charges recorded during the three months ended September 30, 2001.

The following table summarizes the pretax effect of these costs on the Company’s operating segments.

Pretax Restructuring and Other Related Charges
Nine
For the period ended September 30, 2001	Months
(In millions)
Standard Lines	$6
Specialty Lines	2
CNA Re	—
Life Operations	17
Corporate and Other	37

Total	$62

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

No restructuring and other related charges related to the IT Plan have been incurred in 2002; however, payments were made during the nine months ended September 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining IT Plan accrual at September 30, 2002 and the activity in that accrual since inception.
Approximately $5 million of the remaining accrual is expected to be paid during the remainder of 2002.

IT Plan Accrual

	Employee
	Termination	Impaired
	and Related	Asset	Other
	Benefit Costs	Charges	Costs	Total
(In millions)
IT Plan initial accrual	$29	$32	$1	$62
Costs that did not require cash in 2001	—	(32)	—	(32)
Payments charged against liability in 2001	(19)	—	—	(19)

Accrued costs at December 31, 2001	10	—	1	11
Payments charged against liability in 2002	(1)	—	—	(1)

Accrued costs at September 30, 2002	$9	$—	$1	$10

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

2001 Plan

The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units (SBUs) in the property and casualty operations, changes in the strategic focus of the Life Operations and consolidation of real estate locations. The reduction in the number of property and casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Life Operations included a decision to discontinue writing variable life and annuity business.

No restructuring and other related charges related to the 2001 Plan have been incurred in 2002; however, payments were made during the nine months ended September 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining 2001 Plan accrual as of September 30, 2002 and the activity in that accrual since inception. Approximately $29 million of the remaining accrual is expected to be paid during the remainder of 2002.

2001 Plan Accrual

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total
(In millions)
2001 Plan initial accrual	$68	$56	$30	$35	$189
Costs that did not require cash in 2001	—	—	—	(35)	(35)
Payments charged against liability in 2001	(2)	—	—	—	(2)

Accrued costs at December 31, 2001	66	56	30	—	152
Costs that did not require cash in 2002	—	—	(25)	—	(25)
Payments charged against liability in 2002	(50)	(11)	(1)	—	(62)

Accrued costs at September 30, 2002	$16	$45	$4	$—	$65

Reserves – Estimates and Uncertainties

The Company maintains loss reserves (reserves) to cover its estimated ultimate unpaid liability for losses and loss adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled and claims that have been incurred but not reported. Reserves are reflected as liabilities on the Condensed Consolidated Balance Sheets under the heading “Insurance Reserves.” Changes in estimates of reserves are reflected in the Company’s Condensed Consolidated Statements of Operations, as incurred losses in the period in which the change arises.

The level of reserves maintained by the Company represents management’s best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on its assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are estimates that are derived by the Company, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. Some of the many uncertain future events about which the Company makes assumptions and estimates are claims severity, frequency of claims, economic inflation, the impact of underwriting policy and claims handling practices and the lag time between the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

occurrence of an insured event and the time it is ultimately settled (referred to in the insurance industry as the “tail”).

The Company’s experience has been that the inherent uncertainties of estimating insurance reserves are generally greater for casualty coverages (particularly long-tail casualty risks such as APMT losses) than for property coverages. Estimates of the cost of future APMT claims are highly complex and include an assessment of, among other things, whether certain costs are covered under the policies and whether recovery limits apply, allocation of liability among numerous parties, some of whom are in bankruptcy proceedings, inconsistent court decisions and developing legal theories and tactics of plaintiffs’ lawyers. Reserves for property-related catastrophes, both natural disasters and man-made catastrophes such as terrorist acts, are also difficult to estimate. See the discussion of the Second Quarter 2001 Prior Year Reserve Strengthening, the WTC Event, and Environmental Pollution and Mass Tort and Asbestos Reserves in the MD&A for further information.

In addition to the uncertainties inherent in estimating APMT and catastrophe losses, the Company is subject to the uncertain effects of emerging or potential claims and coverage issues, which arise as industry practices and legal, judicial, social, and other environmental conditions change. These issues can have a negative effect on the Company’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Either development could require material increases in reserves. Examples of emerging or potential claims and coverage issues include: (i) increases in the number and size of water damage claims related to expenses for testing and remediation of mold conditions; (ii) increases in the number and size of claims relating to injuries from medical products, and exposure to lead and radiation related to cellular phone usage; (iii) expected increases in the number and size of claims relating to accounting and financial reporting, including director and officer and errors and omissions insurance claims, in an environment of major corporate bankruptcies; and (iv) a growing trend of plaintiffs targeting insurers in class action litigation relating to claims-handling and other practices. The future impact of these and other unforeseen emerging or potential claims and coverage issues is extremely hard to predict and could materially adversely affect the adequacy of the Company’s reserves and could lead to future reserve additions.

The Company’s current reserve levels reflect management’s best estimate of the Company’s ultimate claims and claim adjustment expenses at September 30, 2002, based upon known facts and current law. However, in light of the many uncertainties associated with making the estimates and assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular and ongoing basis and makes changes as experience develops. The Company may in the future determine that its recorded reserves are not sufficient and may increase its reserves by amounts that may be material, which could materially adversely affect the Company’s business and financial condition. Any such increase in reserves would be recorded as a charge against the Company’s earnings for the period in which the change in estimate arises.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Terrorism Exposure

CNA and the insurance industry incurred substantial losses related to the WTC event. For the most part, the Company believes the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished. The public debate following the WTC event centered on the role, if any, the U.S. federal government should play in providing a “terrorism backstop” for the industry. On October 17, 2002, a conference committee of the U.S. Congress produced a bill reconciling two bills formerly passed by the U.S. Senate and House of Representatives. The bill, entitled The Terrorism Risk Insurance Act (the “Act”), establishes a program within the Department of the Treasury, under which the Federal government would share the risk of loss from future terrorist attacks with the insurance industry. The Act terminates on December 31, 2005. Each participating insurance company would pay a deductible before Federal assistance becomes available. This deductible is based on a percentage of direct premiums for commercial insurance lines from the previous calendar year, and rises from 7 percent during the first year to 10 percent in year two and 15 percent in year three. For losses above a company’s deductible, the Federal government will cover 90%, while companies contribute 10%. Losses covered by the program will be capped at $100 billion; above this amount, Congress is to determine the procedures for and the source of any payments. Insurance companies providing commercial property and casualty insurance are required to participate in the program. The Act does not cover life or health insurance products. During the first two years of the program, the bill has a mandatory offer requirement for terrorism coverage by insurers. The Secretary of Treasury has discretion to extend this requirement to the third year of the program.

The Act, if it becomes law, would provide the property and casualty industry with a greater ability to withstand the effect of any terrorist event in the next three years. In addition, the Act may help to encourage reinsurers to offer terrorism coverage on a broader basis than they have been writing following the WTC event.

To date, however, U.S. Congress has not enacted the Act. Without any federal backstop in place, the Company is exposed to potentially material losses arising from a future terrorism event. Accordingly, the Company’s results of operations and equity could be materially adversely impacted by a future terrorism event. The Company is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions, and the use of reinsurance. The Company is generally prohibited from excluding terrorism exposure from its primary workers compensation, individual life and group life and health policies. The Company’s current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Standard Lines

The following table summarizes key components of operating results for Standard Lines.

Operating Results

	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
Net written premiums	$1,027	$762	$3,154	$2,032
Net earned premiums	988	739	3,024	1,536
Underwriting income (loss)	85	(106)	(119)	(1,165)
Net investment income	66	112	299	349
Net operating income (loss)	107	19	153	(490)
Ratios
Loss and loss adjustment expense	60.3%	68.3%	72.0%	113.1%
Expense	28.5	41.1	30.0	57.4
Dividend	2.6	5.0	1.9	5.4

Combined	91.4%	114.4%	103.9%	175.9%

2001 adjusted underwriting loss*		$(38)		$(181)

2001 adjusted ratios*
Loss and loss adjustment expense		64.1%		68.4%
Expense		35.8		35.2
Dividend		4.4		3.4

Combined		104.3%		107.0%

* The 2001 adjusted underwriting loss and adjusted ratios exclude the impact of the second quarter 2001 reserve strengthening, the WTC event, both net of the related benefit of corporate aggregate reinsurance treaties, and restructuring and other related charges.

Net operating results improved $88 million for the third quarter of 2002 as compared with the same period in 2001. Included in the 2001 results was $50 million of after-tax losses related to the WTC event, net of the related corporate aggregate reinsurance treaties benefit. Excluding this 2001 significant item, net operating results increased $38 million for the third quarter of 2002 as compared with the same period in 2001. This increase was due primarily to improved underwriting results partially offset by decreased net investment income, including a $33 million decrease in limited partnership investment income.

The combined ratio decreased 12.9 points for the third quarter of 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results improved by $123 million as compared with the adjusted underwriting results for the same period in 2001. This change was due to decreases in the loss, expense and dividend ratios. The loss ratio decreased 3.8 points due principally to significant favorable net prior year loss reserve development recorded in the third quarter of 2002 across certain lines of business. In the third quarter of 2002, $108 million of favorable prior year loss reserve development was recorded which was attributable to participation in the Workers Compensation Reinsurance Bureau (WCRB), a reinsurance pool, and residual markets. The favorable prior year loss reserve development for WCRB is the result of information recently received from the WCRB. This information indicated that the Company’s net required reserves for accident years 1970 through 1996 were $60 million less than the carried reserves. In addition, during the third quarter, the Company commuted accident years 1965 through 1969 for a payment of approximately $5 million to cover carried reserves of approximately $13 million, resulting in further favorable development of $8 million. The favorable residual market prior year loss reserve development

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

was the result of lower than expected paid loss activity during recent periods for older accident years. In addition, Standard Lines had favorable prior year loss reserve development, primarily in the package liability and auto liability lines of business due to new claims initiatives.

These new claims initiatives, which include specialized training on specific areas of the claims adjudication process, enhanced claims litigation management, enhanced adjuster-level metrics to monitor performance and more focused metric-based claim file review and oversight, are expected to produce significant reductions in ultimate claim costs. Based on management’s current best estimate of the reduction in ultimate claim costs, approximately $100 million of favorable prior year reserve development was recorded in the third quarter of 2002. Additional favorable reserve development may be recorded in the future as management continues to monitor these estimates and as additional evidence becomes available to measure the effectiveness of the claim cost containment initiatives and management’s corresponding estimate of such expected ultimate claim cost reductions. While management believes that the estimate of ultimate claim cost reductions as a result of the claim cost containment initiatives is reasonable, there can be no assurance that the ultimate expected claim cost reductions will be achieved, or that any additional favorable development will be recorded as a result of the claim cost containment initiatives described above.

The improvements in the third quarter 2002 loss ratio were partially offset by unfavorable prior year loss reserve development across several lines of business, including contractor package policy business. Additionally, the cost of the Company’s reinsurance programs increased the 2002 loss ratio as compared with a significant benefit from reinsurance in 2001, including a benefit related to the corporate aggregate reinsurance treaties from core operations which was recorded primarily based on increased 2001 accident year losses for the workers compensation line of business.

The expense ratio decreased 7.3 points as a result of decreased acquisition expenses, principally due to reduction in accruals for certain insurance-related assessments resulting from changes in the basis on which the assessments were calculated. Furthermore, the expense ratio decreased due to reduced head count as a result of the 2001 Plan and an increased net earned premium base. The dividend ratio decreased 1.8 points due to favorable current accident year dividends and lower adverse dividend reserve development recorded in 2002.

Net written premiums increased $265 million for the third quarter of 2002 as compared with the same period in 2001. Included in 2001 net written premiums was $159 million of ceded written premiums related to both the WTC event and the corporate aggregate reinsurance treaties from core operations. Excluding these 2001 significant premium items, net written premiums increased $106 million due primarily to strong rate increases and lower ceded premiums due to decreased use of reinsurance in 2002. Net earned premiums increased $249 million for the third quarter of 2002 as compared with the same period in 2001 due primarily to the increases in net written premiums as noted above.

Net operating results improved $643 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Included in the 2001 results were $619 million related to the second quarter 2001 reserve strengthening, $50 million related to the WTC event and $4 million for restructuring and other related charges. Excluding these 2001 significant items, net operating results declined $30 million for the nine months ended September 30, 2002 as compared with the same period in 2001. This decrease was due primarily to decreased net investment income, partially offset by improved underwriting results.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The combined ratio decreased 3.1 points for the nine months ended September 30, 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results improved by $62 million as compared with the adjusted underwriting results for the same period in 2001. This change was due to an increase in the loss ratio, more than offset by decreases in the expense and dividend ratios. The loss ratio increased 3.6 points due principally to unfavorable prior year loss reserve development recorded in 2002 across certain lines of business including contractor package policy and excess and surplus lines of business, and the net cost of reinsurance in 2002 as compared with a significant benefit from the use of reinsurance in 2001, including a benefit related to the corporate aggregate reinsurance treaties from core operations that was recorded based on increased 2001 accident year losses primarily for workers compensation business. These increases in the loss ratio were partially offset by significant favorable loss reserve development across many lines of business recorded in the third quarter of 2002 for new claim initiatives throughout Standard Lines and residual markets. The expense ratio decreased 5.2 points as a result of decreased acquisition expenses, principally due to reduction in accruals for certain insurance-related assessments resulting from changes in the basis on which the assessments were calculated. Furthermore, the expense ratio decreased due to reduced head count as a result of the 2001 Plan and increased net earned premium base. The dividend ratio decreased 1.5 points primarily due to favorable current accident year dividends.

Net written premiums increased $1,122 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Included in the 2001 net written premiums was $815 million of ceded premiums related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from both the reserve strengthening and WTC event, and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant premium items, net written premiums increased $307 million primarily as a result of strong rate increases and lower ceded premiums.

Net earned premiums increased $1,488 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Included in the 2001 net earned premiums was $1,180 million of ceded premiums related to the corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the reserve strengthening, additional ceded premiums arising from the WTC event, and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant premium items, net earned premiums increased $308 million primarily as a result of the increases in net written premiums as described above.

Standard Lines achieved an average rate increase of 28% in the third quarter of 2002 for contracts that renewed during the period and had a retention rate of 68% for those contracts that were up for renewal. Standard Lines achieved an average rate increase of 18% in the third quarter of 2001 for contracts that were renewed during the period and had a retention rate of 80% for those contracts that were up for renewal.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Specialty Lines

The following table summarizes key components of operating results for Specialty Lines.

Operating Results

	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
Net written premiums	$634	$520	$1,758	$1,453
Net earned premiums	555	474	1,610	1,387
Underwriting loss	(143)	(12)	(178)	(543)
Net investment income	50	75	189	240
Net operating (loss) income	(67)	39	10	(221)
Ratios
Loss and loss adjustment expense	91.0%	62.2%	77.8%	96.4%
Expense	34.5	40.2	33.1	42.6
Dividend	0.2	0.2	0.1	0.2

Combined	125.7%	102.6%	111.0%	139.2%

2001 adjusted underwriting gain (loss)*		$6		$(113)

2001 adjusted ratios*
Loss and loss adjustment expense		60.3%		66.2%
Expense		38.5		41.6
Dividend		0.2		0.2

Combined		99.0%		108.0%

* The 2001 adjusted underwriting loss and adjusted ratios exclude the impact of the second quarter 2001 reserve strengthening, the WTC event, both net of the related benefit of corporate aggregate reinsurance treaties, and restructuring and other related charges.

Net operating results decreased $106 million for the third quarter of 2002 as compared with the same period in 2001. Included in the 2001 results was $12 million of after-tax losses related to the WTC event, net of the related corporate aggregate reinsurance treaties benefit. Excluding this 2001 significant item, net operating results decreased $118 million for the third quarter of 2002 as compared with the same period in 2001. This decrease was due primarily to decreases in both underwriting results and net investment income, including a $13 million decrease in limited partnership income.

The combined ratio increased 26.7 points for the third quarter of 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results decreased by $149 million as compared with the adjusted underwriting results for the same period in 2001. This change was due to an increase in the loss ratio, partially offset by a decrease in the expense ratio. The loss ratio increased 30.7 points due principally to increased adverse prior year loss reserve development recorded in the third quarter of 2002 primarily in CNA HealthPro, voluntary pools and the European operations. The adverse prior year loss reserve development of approximately $150 million for CNA HealthPro was driven principally by medical malpractice excess products provided to hospitals and physicians and coverages provided to long term care facilities, principally nursing homes. $100 million of the prior year loss reserve development was related to assumed excess products and loss portfolio transfers, and was primarily driven by unexpected increases in the number of excess claims in recent accident years. The most recent review of this business indicated that the percentage of total claims greater than one million dollars has increased by 33%, from less than 3% of all claims to more than 4% of all claims. CNA Health Pro no longer writes loss portfolio transfers and assumed excess products.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The remaining $50 million of the prior year loss reserve development was related to long-term care facilities primarily as a result of a review completed during the third quarter of 2002 that indicated that the average value of claims closed during the first several months of 2002 had increased by more then 50% when compared to claims closed during 2001. In response to those trends, CNA Health Pro has reduced its writings of national for-profit nursing home chains.

The increase in the loss ratio was also due to increased current year catastrophe losses, including $17 million of catastrophe losses for the European floods. In 2002, there was a net cost for reinsurance as compared with a significant benefit from the use of reinsurance in 2001, including a benefit related to the corporate aggregate reinsurance treaties from core operations which was recorded based on 2001 accident year losses. These adverse results were partially offset by favorable prior year loss reserve development recorded in 2002 in CNA Pro, rate increases across the entire book of business and the increased benefit related to additional cessions to the CCC Cover as a result of the prior year loss reserve development recorded in the third quarter of 2002. The favorable prior year loss reserve development in CNA Pro was primarily driven by approximately $100 million of favorable prior year loss reserve development on programs providing professional liability coverage to accountants, lawyers and realtors. Recent reviews of this business have found that the average claim size for older accident years has not been increasing as expected. Previous reviews had expected claim size trend of 5% to 6%. The expense ratio decreased 4.0 points as a result of lower underwriting expenses due to decreased staff levels as a result of the 2001 Plan, other expense reduction initiatives and increased net earned premium base.

Net written premiums increased $114 million for the third quarter of 2002 as compared with the same period in 2001. Included in 2001 net written premiums was $34 million of ceded written premiums related to both the WTC event and the corporate aggregate reinsurance treaties from core operations. Excluding these 2001 significant premium items, net written premiums increased $80 million due primarily to growth in CNA Pro and CNA HealthPro resulting from strong rate increases and increased new business, partially offset by increased ceded premiums related to the additional cessions to the CCC Cover. Net earned premiums increased $81 million for the third quarter of 2002 as compared with the same period in 2001 due primarily to the increases in net written premiums noted above.

Net operating results improved $231 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Included in the 2001 results were $277 million related to the second quarter 2001 reserve strengthening, $12 million related to the WTC event and $1 million for restructuring and other related charges. Excluding these 2001 significant items, net operating results decreased $59 million for the nine months ended September 30, 2002 as compared with the same period in 2001. This decrease was due primarily to a decline in both underwriting results and net investment income partially offset by the impact of better aligning premium earnings patterns with the emergence of claims in the vehicle warranty line of business, which reduced operating results in 2001.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The combined ratio increased 3.0 points for the nine months ended September 30, 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results decreased $65 million as compared with the adjusted underwriting results for the same period in 2001. This change was due to an increase in the loss ratio, partially offset by decreases in the expense and dividend ratios. The loss ratio increased 11.6 points primarily due to the third quarter 2002 activity discussed in the quarterly results discussion above. The expense ratio decreased 8.5 points as a result of the 2001 write-off of unrecoverable deferred acquisition costs in the vehicle warranty line of business and lower underwriting expenses due to decreased staff levels as a result of the 2001 Plan, and other expense reduction initiatives.

Net written premiums increased $305 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Included in 2001 net written premiums was $57 million related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from both the reserve strengthening and WTC event, and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant premium items, net written premiums increased $248 million primarily as a result of growth in CNA Pro, CNA HealthPro and Marine due to strong rate increases and increased new business.

Net earned premiums increased $223 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Included in 2001 net earned premiums was $71 million related to the corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the reserve strengthening, additional ceded premiums arising from the WTC event and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant premium items, net written premiums increased $152 million primarily as a result of the increases in net written premiums as noted above.

Specialty Lines achieved an average rate increase of 30% in the third quarter of 2002 for contracts that renewed during the period and had a retention rate of 77% for those contracts that were up for renewal. Specialty Lines achieved an average rate increase of 21% in the third quarter of 2001 for contracts that renewed during the period and had a retention rate of 75% for those contracts that were up for renewal. Retention rates above apply to Specialty Lines excluding the CNA Guaranty and Credit, Surety and Warranty businesses.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

CNA Re

The following table summarizes key components of operating results for CNA Re.

Operating Results

	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
Net written premiums	$167	$108	$494	$378
Net earned premiums	157	149	462	452
Underwriting loss	(75)	(270)	(61)	(904)
Net investment income	29	40	112	129
Net operating (loss) income	(27)	(146)	41	(497)
Ratios
Loss and loss adjustment expense	116.1%	237.0%	80.6%	257.3%
Expense	31.7	44.5	32.7	42.3

Combined	147.8%	281.5%	113.3%	299.6%

2001 adjusted underwriting loss*		$(7)		$(54)

2001 adjusted ratios*
Loss and loss adjustment expense		68.0%		72.5%
Expense		36.3		38.4

Combined		104.3%		110.9%

* The 2001 adjusted underwriting loss and adjusted ratios exclude the impact of the second quarter 2001 reserve strengthening, the WTC event, both net of the related benefit of corporate aggregate reinsurance treaties, and restructuring and other related charges.

Net operating results improved $119 million for the third quarter of 2002 as compared with the same period in 2001. Included in the 2001 results was $176 million of after-tax losses related to the WTC event, net of the related corporate aggregate reinsurance treaties benefit. Excluding this 2001 significant item, net operating results decreased $57 million for the third quarter of 2002 as compared with the same period in 2001. This decrease was due primarily to declines in underwriting results and net investment income, including a $7 million decrease in limited partnership income.

The combined ratio increased 43.5 points for the third quarter of 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results decreased by $68 million as compared with the adjusted underwriting results for the same period in 2001. This change was due to an increase in the loss ratio, partially offset by improvement in the expense ratio. The loss ratio increased 48.1 points due principally to increased adverse prior year loss reserve development recorded in 2002. This increase in adverse prior year loss reserve development was the result of a review completed during the third quarter of 2002 and was primarily recorded in the professional liability and surety lines of business. Several large losses as well as continued increases in the overall average size of claims for these lines have resulted in higher than expected loss ratios. The expense ratio decreased 4.6 points primarily as a result of a shift in business mix resulting in lower commission rates and a reduction in underwriting expenses relative to the earned premium base.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Net written premiums increased $59 million for the third quarter of 2002 as compared with the same period in 2001. Included in 2001 net written premiums was $125 million of ceded written premiums related to both the WTC event and the corporate aggregate reinsurance treaties from core operations, partially offset by $89 million of reinstatement premiums related to the WTC event. Excluding these 2001 significant premium items, net written premiums increased $23 million principally as a result of clients increasing their premium writings, achieved rate increases and an increase in new business. These increases were partially offset by the decision made in the third quarter of 2001 to cease new and renewal business writings in CNA Re U.K. Net earned premiums increased $8 million for the third quarter of 2002 as compared with the same period in 2001, due primarily to the increases in net written premiums noted above.

Net operating results improved $538 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Included in the 2001 results were $384 million related to the second quarter 2001 reserve strengthening and $176 million of after-tax losses related to the WTC event, net of related corporate aggregate reinsurance treaties benefit. Excluding these 2001 significant items, net operating results decreased $22 million for the nine months ended September 30, 2002 as compared with the same period in 2001. This decrease was due to a decrease in underwriting results and net investment income, partially offset by an increased benefit related to the additional cessions to the CCC Cover as a result of the increase in WTC related losses recorded in the first quarter of 2002.

The combined ratio increased 2.4 points for the nine months ended September 30, 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results decreased $7 million as compared with the adjusted underwriting results for the same period in 2001. This change was due to an increase in the loss ratio, partially offset by a decrease in the expense ratio. The loss ratio increased 8.1 points due principally to an increase in adverse prior year loss reserve development recorded in the third quarter of 2002 and the additional premiums and losses recorded as a result of the re-estimation of the WTC event in the first quarter of 2002. This increase in adverse prior year loss reserve development was the result of a review completed during the third quarter of 2002 and was primarily recorded in the directors and officers, professional liability errors and omissions, and surety lines of business. Several large losses as well as continued increases in the overall average size of claims for these lines have resulted in higher than expected loss ratios. These increases were partially offset by a $32 million net underwriting benefit related to the corporate aggregate reinsurance treaties. The expense ratio decreased 5.7 points primarily as a result of the a shift in business mix resulting in lower commission rates and a reduction in underwriting expenses relative to the earned premium base.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Net written premiums increased $116 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Included in 2001 net written premiums was $59 million related to the corporate aggregate reinsurance treaties and additional ceded premiums arising from both the reserve strengthening and WTC event. These reductions in net written premiums were more than offset by $89 million of reinstatement premiums related to the WTC event. Excluding these 2001 significant premium items, net written premiums increased $146 million principally as a result of clients increasing their premium writings, achieved rate increases and an increase in new business. These increases were partially offset by the decision made in the third quarter of 2001 to cease new and renewal business writings in CNA Re U.K. Net earned premiums increased $10 million for the nine months ended September 30, 2002 as compared with the same period in 2001, due primarily to the increases in net written premiums noted above.

On July 15, 2002, the Company announced that it signed a share purchase agreement to sell CNA Re U.K. The sale was completed on October 31, 2002. See the discussion of realized investment losses in the Investments section of the MD&A for additional information.

Group Operations

The following table summarizes key components of operating results for Group Operations.

Operating Results
	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
Net earned premiums	$292	$906	$2,016	$2,524
Net investment income	44	40	127	119
Net operating income (loss)	25	(19)	59	11

During the second quarter of 2002, the Company announced the sale of the Claims Administration Corporation and the transfer of the National Postal Mail Handlers Union group benefits plan (the Mail Handlers Plan) to First Health Group Corporation, effective July 1, 2002. In the third quarter of 2002, the Company recognized a $5 million pretax realized loss on the sale of Claims Administration Corporation and $14 million pretax of non-recurring fee income related to the transfer of the Mail Handlers Plan.

Net operating results improved $44 million for the third quarter of 2002 as compared with the same period in 2001. Included in the 2001 results was a $35 million loss related to the WTC event. Excluding this 2001 significant item, net operating results improved $9 million due primarily to increased net investment income and the non-recurring fee income related to the transfer of the Mail Handlers Plan.

Net earned premiums decreased $614 million for the third quarter of 2002 as compared with the same period in 2001. This decline was due primarily to the transfer of the Mail Handlers Plan.

Net operating income improved $48 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Included in the 2001 results was a $35 million loss related to the WTC event. Excluding this 2001 significant item, net operating results improved $13 million due primarily to increased net investment income and the non-recurring fee income related to the transfer of the Mail Handlers Plan.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Net earned premiums decreased $508 million for the nine months ended September 30, 2002 as compared with the same period in 2001. This decline was due primarily to the transfer of the Mail Handlers Plan partially offset by an increase in premiums in the disability and long term care products within Group Benefits.

Life Operations

The following table summarizes key components of operating results for Life Operations.

Operating Results
	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
Sales volume*	$475	$592	$1,326	$2,021
Net earned premiums	236	234	711	677
Net investment income	152	141	463	413
Net operating income	36	0	108	67

*Sales volume is a cash-based measure that includes premiums and annuity considerations, investment contract deposits and other sales activities that are not reported as premiums under accounting principles generally accepted in the United States of America (GAAP).

Net operating results improved $36 million for the third quarter of 2002 as compared with the same period in 2001. Included in the 2001 results was a $14 million loss related to the WTC event. Excluding this 2001 significant item, net operating results improved $22 million due primarily to improved 2002 Individual Life mortality experience and a decrease in reinsurance charges as compared with 2001, partially offset by unfavorable Long Term Care morbidity in 2002.

Sales volume decreased $117 million for the third quarter of 2002 as compared with the same period in 2001. This decrease was attributable primarily to lower sales of synthetic guaranteed investment contracts and structured settlement annuities, along with reduced sales in the variable products business, which the Company decided to exit in the fourth quarter of 2001. These decreases were partially offset by increased sales in the Long Term Care business. Net earned premiums increased $2 million for the third quarter of 2002 as compared with the same period in 2001, attributable primarily to growth in the Long Term Care business partially offset by sales declines in structured settlements.

Net operating results improved $41 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Included in the 2001 results was a $14 million loss related to the WTC event and an $11 million loss related to restructuring and other related charges. Excluding these 2001 significant items, net operating results improved $16 million due primarily to higher net investment income and a decrease in reinsurance charges as compared with 2001, partially offset by unfavorable Long Term Care morbidity in 2002.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Sales volume decreased $695 million for the nine months ended September 30, 2002 as compared with the same period in 2001. This decrease was attributable primarily to lower sales of synthetic guaranteed investment contracts and structured settlement annuities, along with reduced sales in the variable products business, which the Company decided to exit in the fourth quarter 2001. These decreases were partially offset by increased sales in the Long Term Care business. Net earned premiums increased $34 million for the nine months ended September 30, 2002 as compared with the same period in 2001 attributable primarily to growth in the Long Term Care business partially offset by sales declines in structured settlements and the Retirement Services business.

Corporate and Other

The following table summarizes key components of operating results for Corporate and Other.

Operating Results
	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
Net investment income	$23	$40	$102	$107
Operating revenues	68	107	278	293
Net operating loss	(36)	(53)	(82)	(988)

Net operating results improved $17 million for the third quarter of 2002 as compared with the same period in 2001. Included in the 2001 results was a $17 million loss related to the WTC event related to Group Reinsurance. Excluding the impact of the WTC event, net operating results were comparable to the same period in the prior year. Reduced expenses for e-Business initiatives and improved results for Group Reinsurance were offset by lower net investment income, higher losses related to CNA UniSource and severance and other costs related to changes in senior management during the third quarter of 2002.

Operating revenues decreased $39 million for the third quarter 2002 as compared with the same period in 2001. This decrease was due primarily to reduced revenues for CNA UniSource and reduced net investment income partially offset by increased net earned premiums in Group Reinsurance.

Net operating results improved $906 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Included in the 2001 results were $799 million related to the second quarter 2001 reserve strengthening, including $741 million for APMT, $17 million related to the WTC event and $24 million of restructuring and other related charges. Excluding these 2001 significant items, net operating results improved $66 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Reduced expenses for e-Business initiatives and improved results for Group Reinsurance were offset by lower net investment income, higher losses related to CNA UniSource and severance and other costs related to changes in senior management during the third quarter of 2002.

Operating revenues decreased $15 million for the nine months ended September 30, 2002 as compared with the same period in 2001. This decrease was due primarily to reduced revenues for CNA UniSource and reduced net investment income partially offset by increased net earned premiums in Group Reinsurance.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

In the second quarter of 2001, CNA planned the disposition of CNA UniSource, a payroll processor and professional employer organization (PEO). After exploring possible transactions to dispose of its PEO business, CNA UniSource exited the PEO business as of March 31, 2002. As of that date, substantially all existing PEO client contracts were terminated. After exploring possible transactions to dispose of its payroll business, CNA UniSource has decided to exit the payroll processing business as of December 31, 2002. All obligations related to the PEO operation are being run-off in an orderly manner and the associated costs are included in continuing operations. The Company anticipates additional operating losses from the PEO run-off and payroll operations run-off for the remainder of 2002 and into the first half of 2003.

Environmental Pollution and Mass Tort and Asbestos Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to environmental pollution and mass tort and asbestos claims.

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

Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. The vast majority of these claims relate to accident years 1989 and prior, which coincides with CNA’s adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an “absolute pollution exclusion.” CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2001 or the first nine months of 2002, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

meaningful prediction of the pattern of regulation that would result or the effect upon CNA’s results of operations and/or equity.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

As of September 30, 2002 and December 31, 2001, CNA carried approximately $526 million and $617 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net development for the three and nine months ended September 30, 2002 and the three months ended September 30, 2001. Unfavorable environmental pollution and mass tort development for the nine months ended September 30, 2001 amounted to $453 million. The Company paid environmental pollution-related claims and other mass tort related claims, net of reinsurance recoveries, of $91 million and $153 million for the nine months ended September 30, 2002 and 2001.

CNA’s property and casualty insurance subsidiaries also have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future, and the uncertainties inherent in predicting the number of future claims.

As of September 30, 2002 and December 31, 2001, CNA carried approximately $1,216 million and $1,204 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos net claim and claim adjustment expense development for the three and nine months ended September 30, 2002 and the three months ended September 30, 2001. Unfavorable asbestos net claim and claim adjustment reserve development for the nine months ended September 30, 2001 amounted to $769 million. The Company had a net $12 million receipt of cash related to asbestos in the first nine months of 2002 as reinsurance recoveries collected exceeded claim payments. The Company made asbestos-related claim payments, net of reinsurance recoveries, of $78 million for the nine months ended September 30, 2001.

In the past several years, CNA has experienced significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers, and the addition of new defendants such as the distributors and installers of products containing asbestos. Currently, the majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. It is estimated that approximately 90% of the current non-malignant asbestos claimants do not meet the American Medical Association’s definition of impairment. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions,

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment.

Since 1982, at least sixty-two companies that mined asbestos, or manufactured or used asbestos-containing products, have filed for bankruptcy. Of these sixty-two companies, twenty-six companies have filed bankruptcy since January 1, 2000. This phenomenon has prompted plaintiff attorneys to file claims against companies that had only peripheral involvement with asbestos. Many of these defendants were users or distributors of asbestos-containing products, or manufacturers of products in which asbestos was encapsulated. These defendants include equipment manufacturers, brake, gasket, and sealant manufacturers, and general construction contractors. According to a comprehensive report on asbestos litigation recently released by the Rand Corporation, over 6,000 companies have been named as defendants in asbestos lawsuits, with 75 out of 83 different types of industries in the United States impacted by asbestos litigation. The study found that a typical claimant names 70 to 80 defendants, up from an average of 20 in the early years of asbestos litigation.

Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. CNA is currently attempting to achieve settlements of several of these claims for coverage purportedly not subject to aggregate limits. Nevertheless, there can be no assurance any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA’s results of operations and/or equity.

Policyholders have also initiated litigation directly against CNA and other insurers. CNA has been named in Adams v. Aetna, Inc., at. al. (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. In addition, lawsuits have been filed in Texas against CNA and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos. (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). It is difficult to predict the outcome or financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted.

Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA’s ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented, CNA’s abilities to recover reinsurance, future court decisions and the possibility of legislative reform.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA’s results of operations and/or equity.

CNA reviews each active asbestos account every six months to determine whether changes in reserves may be warranted. The Company considers input from its analyst professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of the Company, and its actuarial staff. These professionals review, among many factors, the policyholder’s present and future exposures (including such factors as claims volume, disease mix, trial conditions, settlement demands and defense costs); the policies issued by CNA (including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles); the existence of other insurance; and reinsurance arrangements.

The results of operations and equity of CNA in future years may be adversely affected by environmental pollution and mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as warranted.

Investments

The components of net investment income for the three and nine months ended September 30, 2002 and 2001 are presented in the following table.

Net Investment Income
	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
Fixed maturity securities:
Bonds:
Taxable	$412	$438	$1,284	$1,247
Tax-exempt	49	24	120	86
Limited partnerships	(72)	20	(28)	52
Short-term investments	17	34	44	113
Other, including interest on funds withheld and other deposits	(21)	(50)	(81)	(94)

Gross investment income	385	466	1,339	1,404
Investment expense	(21)	(18)	(47)	(47)

Net investment income	$364	$448	$1,292	$1,357

The Company experienced lower net investment income for the three and nine months ended September 30, 2002 as compared with the same periods in 2001. The decrease was due primarily to decreased limited partnership results and lower investment yields, partially offset by reduced interest costs on funds withheld reinsurance contracts. Other investment income includes interest cost on funds withheld reinsurance contracts. See the Reinsurance section of the MD&A for additional information. The interest cost on these contracts increased significantly in the second and third quarters of 2001 because of ceded losses resulting from the second quarter 2001 reserve strengthening and the WTC event. The decline in limited partnership income was primarily attributable to many of the same factors that impacted the broader financial markets. Limited partnership investment performance, particularly high yield bond and equity strategies, was adversely affected by overall market volatility including concerns over corporate accounting practices and credit deterioration. Based upon current trends, the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Company expects limited partnership losses in the fourth quarter of 2002 will likely be less than that reported in the third quarter of 2002. In future quarters, the Company expects to reallocate a portion of its investment in limited partnerships to other investments. The bond segment of the investment portfolio yielded 6.0% in the first nine months of 2002 as compared with 6.4% during the same period in 2001.

The components of net realized investment gains (losses) for the three and nine months ended September 30, 2002 and 2001 are presented in the following table.

Net Realized Investment Gains (Losses)
	Three Months		Nine Months

Period ended September 30	2002	2001	2002	2001
(In millions)
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$214	$49	$263	$156
Corporate and other taxable bonds	(165)	(73)	(414)	(80)
Tax-exempt bonds	41	7	57	45
Asset-backed bonds	14	—	42	55
Redeemable preferred stock	(13)	—	(28)	(21)

Total fixed maturity securities	91	(17)	(80)	155
Equity securities	(17)	39	32	1,126
Derivative securities	(44)	(29)	(78)	(26)
Other invested assets	1	10	(3)	(304)

Total realized investment gains (losses)	31	3	(129)	951
Allocated to participating policyholders’ and minority interests	(7)	(2)	(8)	(12)
Income tax (expense) benefit	(8)	(1)	50	(390)

Net realized investment gains (losses)	$16	$—	$(87)	$549

Net realized investment gains increased $16 million for the three months ended September 30, 2002 compared with the same period in 2001. This increase was due primarily to gains on sales of fixed maturities and equity securities, partially offset by increased investment impairment losses.

Net realized investment gains decreased $636 million for the nine months ended September 30, 2002 compared with the same period in 2001. This decline was due primarily to a $266 million after-tax increase in impairment losses recorded in 2002 principally on corporate bonds, contrasted with large gains realized in the second quarter of 2001 from closing out the hedge agreements, entered into in early 2000, related to the Company’s investment in Global Crossing Ltd. common stock.

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or credit and tax considerations. This activity will produce realized gains and losses.

Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying financial statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may materially affect the amounts reported in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

The Company’s Impairment Committee (the Committee) reviews the investment portfolio no less frequently than quarterly for potentially troubled securities. The Committee (comprised of representatives appointed by the Company’s Chief Financial Officer) determines which securities are impaired and the extent of the impairment. Each quarter a screening list is prepared consisting of the securities which fall below certain thresholds. Each security on the list is analyzed by the Committee in light of specific facts and circumstances that may be unique to that security including, but not limited to, the current market value relative to book value, the length of time that the security’s market value has been less than book value, the current view of the security’s market sector, its underlying circumstances and near term prospects, and the Company’s intended holding period. The Committee evaluates available information and concludes if impairment losses are warranted. The Committee members continue to analyze new information, as it becomes available.

Realized investment losses for the three and nine months ended September 30, 2002, included $222 million and $533 million pretax of impairment losses as compared with $41 million and $124 million of pretax impairment losses for the same periods in 2001.

The impairments recorded in 2002 and 2001 were primarily the result of the continued deterioration in the bond and equity markets and the effects on such markets due to the overall slowing of the economy. These impairment losses were related principally to corporate bonds in the taxable securities asset class of fixed maturity securities and in equity securities.

For the three months ended September 30, 2002, the impairment losses related primarily to corporate bonds in the communications sector of the market and equities in the financial industry sector. On an aggregate basis, these impairment losses were more than offset by the realized gains in the overall investment portfolio.

For the three months ended September 30, 2001, the impairment losses related to corporate bonds primarily in the internet communications sector of the market.

For the nine months ended September 30, 2002 the impairment losses included $129 million related to debt securities issued by WorldCom Inc., $74 million related to Adelphia Communication Corporation, and $57 million for AT&T Canada, all of which recently filed for bankruptcy. The remainder of the impairment losses were primarily in the communications sector. If the deterioration in this and other industry sectors continues in future periods and the Company continues to hold these securities, the Company is likely to have additional impairment losses in the future.

For the nine months ended September 30, 2001 the impairment losses were primarily in corporate bonds and included $61 million related to the internet communications industry sector. The remainder of the impairment losses were primarily in the equities sector within the medical services industry.

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

In the fourth quarter of 2001, the Company sold certain businesses as planned. The realized after-tax loss applicable to these businesses recognized in the second quarter of 2001 was $38 million. Revenues of these businesses included in the three and nine months ended September 30, 2001 totaled approximately $6 million and $28 million. These businesses contributed approximately $3 million of net operating income and $14 million of losses in the three and nine months ended September 30, 2001.

At September 30, 2002, CNA Re U.K. remained held for sale. On October 31, 2002, the Company completed the sale of CNA Re U.K. to Tawa U.K. Limited, a subsidiary of Artemis Group, a diversified French-based holding company. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC as discussed below. In October, the sale was approved in the United Kingdom by the Financial Services Authority (FSA) and by the Illinois Insurance Department. This sale does not impact CNA Re’s on-going U.S.-based operations.

CNA Re U.K. was sold for $1, subject to adjustments that are primarily driven by certain operating results and changes in interest rates between January 1, 2002 and October 31, 2002, and realized foreign currency losses recognized by CNA Re U.K. prior to December 31, 2002. CNAF has also committed to contribute up to $9.6 million to CNA Re U.K. over a four-year period beginning in 2010 should the FSA deem CNA Re U.K. to be undercapitalized. Due to the various components of the completion adjustments, which are initially prepared by the buyer, the final settlement cannot yet be determined. However, based upon information currently available to the Company, management believes there will be a reduction in the previously recognized impairment loss, which will be reflected as a realized gain when the completion adjustments are finalized.

Concurrent with the sale, several reinsurance agreements under which CCC had provided retrocessional protection to CNA Re U.K. will be terminated. As part of the sale, CNA Re U.K.’s net exposure to all IGI Program liabilities will be ceded to CCC. Further, CCC will provide a $100 million stop loss cover attaching at carried reserves on CNA Re U.K.’s 2001 underwriting year exposures, for which CCC received premiums of $25 million.

The statutory surplus of CNA Re U.K. was below the required regulatory minimum surplus level at December 31, 2001. CCC contributed $120 million of capital on March 25, 2002, bringing the capital above the regulatory minimum.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

CNA Re U.K. contributed revenues of approximately $14 million and $57 million for the three months ended September 30, 2002 and 2001, and $57 million and $220 million for the nine months ended September 30, 2002 and 2001. CNA Re U.K. contributed net operating income of $9 million and net operating losses of $109 million for the three months ended September 30, 2002 and 2001 and net operating income of $13 million and net operating losses of $176 million for the nine months ended September 30, 2002 and 2001. The assets and liabilities of CNA Re U.K., including the effects of planned concurrent transactions, were approximately $2.7 billion and $2.7 billion as of September 30, 2002 and $2.9 billion and $2.9 billion as of December 31, 2001.

The businesses sold in 2002, excluding CNA Vida, Claims Administration Corporation and the Mail Handlers Plan, and those that continue to be held for disposition as of September 30, 2002, excluding CNA Re U.K., contributed revenues of approximately $6 million and $28 million for the three months ended September 30, 2002 and 2001, and $35 million and $95 million for the nine months ended September 30, 2002 and 2001. Additionally, these businesses contributed net operating losses of $2 million and $2 million for the three months ended September 30, 2002 and 2001 and $14 million and $12 million for the nine months ended September 30, 2002 and 2001. The assets and liabilities of these businesses were approximately $96 million and $83 million as of September 30, 2002 and $126 million and $109 million as of December 31, 2001. All anticipated sales are expected to be completed in 2002.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The following table presents the carrying values of the Company’s investments at September 30, 2002 and December 31, 2001, and the change in unrealized gains/losses of those securities included in other comprehensive income for the nine months ended September 30, 2002.

General Account Investments
	September 30, 2002	December 31, 2001	Nine Months Ended September 30, 2002 Change in Unrealized Gains/ Losses
(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$3,697	$5,081	$250
Asset-backed securities	7,643	7,723	199
Tax-exempt securities	4,785	2,720	233
Corporate securities	8,389	9,587	(13)
Other debt securities	3,781	3,816	(213)
Redeemable preferred stock	26	48	(1)
Options embedded in convertible debt securities	122	189	—

Total fixed maturity securities	28,443	29,164	455

Equity securities:
Common stock	633	996	(123)
Non-redeemable preferred stock	299	342	(32)

Total equity securities	932	1,338	(155)
Short-term investments	5,185	3,740	19
Other investments, primarily limited partnerships	1,620	1,584	—

Total investments	$36,180	$35,826	319

Separate account business and other			40

Change in unrealized gains/losses reported in other comprehensive income			$359

The Company’s general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized gain of $664 million at September 30, 2002 compared with $345 million at December 31, 2001. The unrealized position at September 30, 2002 was composed of a net unrealized gain of $650 million for fixed maturities and a net unrealized gain of $14 million for equity securities. The unrealized position at December 31, 2001 was composed of a net unrealized gain of $194 million for fixed maturities, a net unrealized gain of $170 million for equity securities and a net unrealized loss of $19 million for short-term securities.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Unrealized Gains (Losses) on Fixed Maturity and Equity
    Securities

September 30, 2002	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$3,369	$328	$—	$328
Asset-backed securities	7,323	345	25	320
Tax-exempt securities	4,580	242	37	205
Corporate securities	8,384	496	491	5
Other debt securities	3,989	162	370	(208)
Redeemable preferred stock	26	—	—	—
Options embedded in convertible debt securities	122	—	—	—

Total fixed maturity securities	27,793	1,573	923	650

Equity securities:
Common stock	580	188	135	53
Non-redeemable preferred stock	338	4	43	(39)

Total equity securities	918	192	178	14

Total fixed maturity and equity securities	$28,711	$1,765	$1,101	$664

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

December 31, 2001	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$5,002	$109	$30	$79
Asset-backed securities	7,603	139	19	120
Tax-exempt securities	2,748	19	47	(28)
Corporate securities	9,569	247	229	18
Other debt securities	3,811	152	147	5
Redeemable preferred stock	48	1	1	—
Options embedded in convertible debt securities	189	—	—	—

Total fixed maturity securities	28,970	667	473	194

Equity securities:
Common stock	820	326	150	176
Non-redeemable preferred stock	348	17	23	(6)

Total equity securities	1,168	343	173	170

Total fixed maturity and equity securities	$30,138	$1,010	$646	$364

At September 30, 2002 the Company held fixed maturity and equity securities with a net unrealized gain of $664 million. Included in this amount were gross unrealized losses of $1,101 million which were more than offset by gross unrealized gains of $1,765 million. As previously described, the Company’s Impairment Committee continually reviews the makeup of securities in an unrealized position for potential impairments. At September 30, 2002 the average market value of the securities in an unrealized loss position was 82% of cost or amortized cost as applicable.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

At December 31, 2001 the Company held fixed maturity and equity securities with an aggregate net unrealized gain of $364 million. Included in this amount were gross unrealized losses of $646 million, which were more than offset by gross unrealized gains of $1,010 million. At December 31, 2001 the average market value of the securities in an unrealized loss position was 94% of cost or amortized cost as applicable.

The Company’s investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 92% of which were rated as investment grade at both September 30, 2002 and December 31, 2001. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

General Account Bond Ratings
	September 30, 2002%		December 31, 2001%
(In millions)
U.S. Government and affiliated agency securities	$4,075	14%	$5,715	20%
Other AAA rated	10,436	37	9,204	32
AA and A rated	6,181	22	6,127	21
BBB rated	5,275	19	5,583	19
Below investment-grade	2,450	8	2,487	8

Total	$28,417	100%	$29,116	100%

At both September 30, 2002 and December 31, 2001, approximately 97% of the general account portfolio were U.S. Government agencies or were rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies, outside brokers or Company management.

Below investment-grade bonds, as presented in the table above, are high-yield securities rated below BBB by the rating agencies, as well as other unrated securities that, in the opinion of management, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

Included in CNA’s general account fixed maturity securities at September 30, 2002 are $7,643 million of asset-backed securities, at fair value, consisting of approximately 73% in collateralized mortgage obligations (CMOs), 13% in corporate asset-backed obligations, 9% in U.S. Government agency issued pass-through certificates and 5% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Other invested assets include investments in limited partnerships and certain derivative securities. The Company’s limited partnership investments are recorded at fair value and typically reflect a reporting lag of up to three months. Fair value of the Company’s limited partnership investments represents CNA’s equity in the partnership’s net assets as determined by the general partner. The carrying value of the Company’s limited partnership investments was $1,334 million and $1,307 million as of September 30, 2002 and December 31, 2001.

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

Most derivatives in separate accounts are held for trading purposes. The Company uses these derivatives to mitigate market risk by purchasing Standard & Poor’s 500 R (S&P 500R) index futures in a notional amount equal to the contract liability relating to Life Operations’ Index 500 guaranteed investment contract product.

Short-term investments at September 30, 2002 and December 31, 2001 consisted primarily of commercial paper and money market funds. The carrying value of the components of the general account short-term investment portfolio are presented in the following table.

Short-term Investments
	September 30, 2002	December 31, 2001
(In millions)
Commercial paper	$775	$1,194
U.S. Treasury securities	2,254	175
Money market funds	918	1,641
Other	1,238	730

Total short-term investments	$5,185	$3,740

Liquidity and Capital Resources

The principal operating cash flow sources of CNA’s property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the nine months ended September 30, 2002 net cash provided by operating activities was $807 million as compared with net cash used by operating activities of $698 million for the same period in 2001. The improvement related primarily to federal tax refunds received in 2002 as compared to taxes paid in 2001 and decreased net payments for insurance claims in the first nine months of 2002 as compared to 2001.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the nine months ended September 30, 2002, net cash used by investing activities was $636 million as compared with net cash provided by investing activities of $345 million for the same period in 2001. This decrease was due primarily to purchases of fixed maturity securities and $264 million of net proceeds related to the sale of 180 Maiden Lane, New York facility in 2001.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

For the nine months ended September 30, 2002, net cash used by financing activities was $54 million as compared with net cash provided by financing activities of $310 million for the same period in 2001. Cash provided by financing activities in 2001 includes the completion of a common stock rights offering on September 26, 2001, successfully raising $1 billion (40.3 million shares sold at $25 per share). Additionally, CNAF repaid debt of $646 million in 2001.

The Company is monitoring the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. The Company does not anticipate any liquidity problems resulting from these payments. Approximately 37%, 36% and 22% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A, respectively. As of November 1, 2002, the Company has paid $438 million in claims and recovered $229 million from reinsurers.

The Company’s debt and capital lease obligations are composed of the following.

Debt
	September 30, 2002	December 31, 2001
(In millions)
Variable rate debt:
Credit facility – CNAF, due April 29, 2002	$—	$250
Credit facility – CNAF, due April 30, 2004	250	250
Term loan due April 29, 2003	250	—
Credit facility – CNA Surety, due September 30, 2002	—	75
Credit facility – CNA Surety, due September 30, 2003	35	—
Term loan – CNA Surety, due September 30, 2005	30	—
Senior notes:
7.250%, face amount of $128, due March 1, 2003	128	133
6.250%, face amount of $248, due November 15, 2003	248	250
6.500%, face amount of $493, due April 15, 2005	491	491
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	68
6.950%, face amount of $150, due January 15, 2018	149	148
Debenture, 7.250%, face amount of $243, due November 15, 2023	240	240
Capital leases, 8.000%-13.700%, due through December 31, 2011	36	38
Other debt, 1.000%-8.500%, due through 2019	26	27

Total debt	$2,549	$2,567

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The Company has an existing shelf registration statement under which it may issue an aggregate of $549 million of debt or equity securities, declared effective by the Securities and Exchange Commission.

CNA is currently evaluating various capital raising alternatives. Any capital raised in the near-term would be used to refinance debt, which matures in 2003, and to enhance the overall capital position of the Company’s insurance subsidiaries. The effects on net income of any near-term capital raising activities on future operations is currently uncertain.

The Company pays a facility fee to the lenders for having funds available for loans under the three-year credit facility with an April 30, 2004 expiration date. The fee varies based on the long-term debt ratings of the Company. At September 30, 2002, the facility fee on the three-year component was 17.5 basis points.

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

On September 30, 2002, CNA Surety Corporation (CNA Surety), a 64% owned and consolidated subsidiary of CNA, entered into a $65 million credit agreement with one bank, which consists of a $35 million 364-day revolving credit facility and a $30 million term loan. As of September 30, 2002, the facility was fully utilized. The credit agreement replaced a $130 million revolving credit facility that terminated September 30, 2002. Under the new agreement, CNA Surety pays a facility fee of 12.5 basis points, interest at LIBOR plus 45.0 basis points, and for utilization greater than 50% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points.

Under the former agreement, CNA Surety paid interest on outstanding borrowings based on, among other rates, LIBOR plus the applicable margin. The applicable margin was determined by the company’s leverage ratio (debt to total capitalization). At the termination date of the facility, the applicable margin was 30.0 basis points, including the 10.0 basis point facility fee.

The terms of the agreement require the assumption by a second bank of $15 million of the credit risk by November 30, 2002 or CNA Surety will be required to repay $15 million to reduce the amount of the credit facility commitment from $35 million to $20 million. CNAF and CNA

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Surety have entered into an agreement whereby CNAF will lend CNA Surety the amount needed to repay its bank loans, if necessary. CNA Surety is exploring other capital opportunities to repay or refinance $15 million of loans, and currently believes that it is reasonably possible that CNAF may be required to perform on some portion of its guaranty.

The terms of CNAF’s and CNA Surety’s credit facilities require CNAF and CNA Surety to maintain certain financial ratios and combined property and casualty company statutory surplus levels. At September 30, 2002 and December 31, 2001, CNAF and CNA Surety were in compliance with all restrictive debt covenants.

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At September 30, 2002 there were approximately $282 million of outstanding letters of credit.

As of September 30, 2002, the Company had committed approximately $157 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company has a commitment to purchase a $100 million floating rate note issued by the California Earthquake Authority in the event California earthquake-related insurance losses exceed $4.9 billion prior to December 31, 2002.

As of September 30, 2002, the Company is obligated to make future payments totaling $470 million for non-cancelable operating leases expiring from 2002 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $27 million in 2002; $94 million in 2003; $75 million in 2004; $66 million in 2005; and $208 million in 2006 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $25 million. Estimated future minimum purchases under these contracts are as follows: $4 million in 2002; $11 million in 2003; $8 million in 2004; and $2 million in 2005.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries are rated by major rating agencies, and these ratings reflect the rating agency’s opinion of the insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating. One or more of these agencies could take action in the future to change the ratings of CNA's insurance subsidiaries. If those ratings were downgraded as a result, CNA's results of operations and/or equity could be materially adversely affected.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The table below reflects ratings issued by A.M. Best, S&P, Moody’s and Fitch as of November 13, 2002 for the CCC Pool, the Continental Insurance Company (CIC) Pool, Continental Assurance Corporation (CAC) Pool and CNA Group Life Assurance Company (CNAGLA). Also rated were CNAF’s senior debt and The Continental Corporation (Continental) senior debt.

	Insurance Financial Strength Ratings				Debt Ratings

	Property & Casualty		Life & Group		CNAF	Continental

	CCC Pool	CIC Pool	CAC Pool	CNAGLA	Senior Debt	Senior Debt

A.M. Best	A	A	A	A	BBB	BBB-
Fitch	A	A	AA-	A+	BBB	BBB
Moody’s	A3	A3	A2	NR	Baa2	Baa3
(Negative)*
S&P	A-	A-	A+	NR	BBB-	BBB-
NR = Not Rated
* CAC and Valley Forge Life Insurance Company (VFL) are rated separately by Moody’s and both have an A2 rating.

During the second quarter, the assignment of a new insurance financial strength rating to CNAGLA was the only rating action. A.M. Best assigned an “A” rating and Fitch assigned an “A+” rating with a stable outlook to CNAGLA. Currently, group life and health policies are written in CCC, CAC, and VFL and then assumed through reinsurance by CNAGLA. With the addition of these separate entity specific ratings, CNAGLA has commenced direct writing group insurance policies.

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

Corporate bonds comprise a significant portion of the Company’s investment portfolio. The Company regularly reviews the market value of these securities, and challenges whether an other than temporary decline in value has occurred for securities that are trading below cost (see Investments section of MD&A). In light of the current volatility in the financial markets and the dramatic impact that several recent accounting scandals have had on specific issuers, the Company may be subject to future impairment losses that could materially adversely impact its results of operations. Any future impairment losses would not have a material impact on the Company’s overall equity. See the discussion of CNA’s impairment committee in the investment section of the MD&A.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

CCC is the lead insurance company subsidiary within the CCC Pool and is the main source of CNAF dividends. All other insurance companies within the CCC Pool are subsidiaries of CCC and are subject to the dividend rules of their applicable state of domicile. Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (Illinois Department), may be paid only from earned surplus, which is calculated by removing unrealized gains (under which statutory accounting includes the undistributed cumulative earnings of CCC’s subsidiaries) from unassigned surplus. As of September 30, 2002, CCC is in a negative earned surplus position. In February 2002, the Illinois Department approved an extraordinary dividend in the amount of $117 million to be used to fund CNAF’s 2002 debt service requirements. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Illinois Department.

Prompted, in part, by the negative earned surplus position described above, the Company has embarked on a capital realignment initiative within the CCC Pool which is expected to restore CCC’s earned surplus to a positive position. This initiative involves the payment of dividends to CCC from the cumulative undistributed earnings of its insurance subsidiaries during the fourth quarter of 2002. This capital realignment initiative is pending regulatory approval from the applicable domiciliary state insurance departments of CCC’s insurance subsidiaries. As a result of this initiative, it is anticipated that CCC’s earned surplus will be restored to a positive level by December 31, 2002.

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

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 changed the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and indefinite-lived intangible assets recorded in past business combinations, ceased upon adoption of SFAS 142, which for CNA was January 1, 2002. Net income for the nine months ended September 30, 2002 does not include amortization expense on goodwill.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Had the Company not amortized goodwill in 2001, net income and the related basic and diluted earnings per share amounts would have been as follows:

Pro Forma Effect of SFAS 142 on 2001 Results
	Three Months		Nine Months

Period ended September 30, 2001	Net Income	Earnings Per Share	Net Income	Earnings Per Share
(In millions, except per share amounts)
Results as reported in prior year	$(155)	$(0.84)	$(1,622)	$(8.81)
Add goodwill amortization, after-tax	3	0.02	13	0.07

Adjusted reported results to include the impact of the non-amortization provisions of SFAS 142	$(152)	$(0.82)	$(1,609)	$(8.74)

During the third quarter of 2002, the Company completed its initial goodwill impairment testing and recorded a $64 million pretax ($57 million after-tax) impairment charge. In accordance with SFAS 142, the impairment charge, which primarily relates to Specialty Lines and Life Operations, was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. Any impairment losses incurred after the initial application of this standard will be reported in operating results.

The impact of the goodwill impairment charge on net income and the related basic and diluted per share amounts, for the three months ended March 31, 2002 and the six months ended June 30, 2002, is presented in the table below.

Restatement of 2002 Prior Period Results in Accordance with SFAS 142
	Three months ended March 31, 2002		Six months ended June 30, 2002

	Net Income	Earnings Per Share	Net Income	Earnings Per Share
(In millions, except per share amounts)
Results as reported in prior periods	$78	$0.35	$113	$0.51
Less cumulative effect of adopting SFAS 142, net of tax	(57)	(0.26)	(57)	(0.26)

Results as restated	$21	$0.09	$56	$0.25

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). Effective January 1, 2002, CNA adopted this statement for impairments of long-lived assets and for long-lived assets to be disposed of on or after January 1, 2002. Certain operations identified for sale prior to January 1, 2002 continue to be accounted for under the provisions of SFAS 121. The adoption of SFAS 144 did not have a significant impact on the net income or equity of the Company; however, it did impact the income statement presentation of certain operations sold in 2002.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). CNA adopted the provisions of SFAS 146 for all disposal activities initiated after June 30, 2002. The adoption of SFAS 146 did not have a significant impact on the results of operations or equity of the Company.

FORWARD-LOOKING STATEMENTS

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

Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on surety bond claims, as well as on capital markets, and on the markets for directors and officers and errors and omissions coverages;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	regulatory limitations and restrictions upon the Company;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s books of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement practices;

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratio through more efficacious claims handling techniques;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in the Company’s composition of operating segments;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence of applicable terrorism legislation on coverages;

•	the occurrence of epidemics;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, and exposure to liabilities for environmental pollution and mass tort claims;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the level of success in integrating acquired businesses and operations, and in consolidating existing ones;

•	the possibility of changes in the Company’s ratings by ratings agencies and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.

Any forward-looking statements made in this quarterly report are made by the Company as of the date of this quarterly report. The Company does not have any obligation to update or revise any forward-looking statement contained in this quarterly report, even if the Company’s expectations or any related events, conditions or circumstances change.

CNA FINANCIAL CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The sensitivity analysis estimates the decline in the market value of the Company’s interest sensitive assets and liabilities that were held on September 30, 2002 and December 31, 2001 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at September 30, 2002 and December 31, 2001, with all other variables held constant.

CNA FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at September 30, 2002 and December 31, 2001 with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At September 30, 2002, a 10% and 25% decrease in the Index would result in a $258 million and $645 million decrease compared to $366 million and $914 million decrease at December 31, 2001, in the market rate of the Company’s equity investments.

Of these amounts, under the 10% and 25% scenarios, $104 million and $260 million at September 30, 2002 and $163 million and $407 million at December 31, 2001 pertained to decreases in the market value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the market value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

CNA FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

The following tables present the estimated effects on the market value of the Company’s financial instruments at September 30, 2002 and December 31, 2001, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

Market Risk Scenario 1

		Increase (Decrease)

September 30, 2002	Market Value	Interest Rate Risk	Currency Risk	Equity Risk
(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$28,443	$(1,776)	$(98)	$(7)
Equity securities	932	—	(25)	(92)
Short-term investments	5,185	(8)	(8)	—
Limited partnerships	1,334	52	—	(55)
Other invested assets	275	—	—	—
Interest rate caps	1	1	—	—
Interest rate swaps	9	1	—	—
Other derivative securities	1	45	(13)	—

Total general account	36,180	(1,685)	(144)	(154)

Separate accounts:
Fixed maturity securities	1,947	(105)	—	—
Equity securities	106	—	—	(11)
Short-term investments	104	—	—	—
Other invested assets	384	—	—	(38)

Total separate accounts	2,541	(105)	—	(49)

Total securities held for other than trading purposes	38,721	(1,790)	(144)	(203)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	172	(4)	—	—
Equity securities	9	—	—	—
Short-term investments	109	—	—	—
Limited partnerships	318	—	—	(2)
Equity indexed futures	—	1	—	(53)
Other derivative securities	1	2	—	—

Total securities held for trading purposes	609	(1)	—	(55)

Total securities	$39,330	$(1,791)	$(144)	$(258)

Debt (carrying value)	$2,549	$(89)	$—	$—

CNA FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Market Risk Scenario 1

		Increase (Decrease)

December 31, 2001	Market Value	Interest Rate Risk	Currency Risk	Equity Risk
(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$29,164	$(1,500)	$(38)	$(20)
Equity securities	1,338	—	(23)	(129)
Short-term investments	3,740	(1)	(14)	—
Limited partnerships	1,307	51	—	(54)
Other invested assets	258	—	—	—
Interest rate caps	2	2	—	—
Interest rate swaps	3	(9)	—	—
Other derivative securities	14	(12)	18	—

Total general account	35,826	(1,469)	(57)	(203)

Separate accounts:
Fixed maturity securities	2,039	(120)	—	—
Equity securities	149	—	—	(15)
Short-term investments	98	—	—	—
Other invested assets	533	—	—	(53)

Total separate accounts	2,819	(120)	—	(68)

Total securities held for other than trading purposes	38,645	(1,589)	(57)	(271)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	308	(5)	—	(5)
Equity securities	12	—	—	(1)
Short-term investments	296	—	—	—
Limited partnerships	342	—	—	(2)
Equity indexed futures	—	2	—	(87)
Other derivative securities	1	1	—	—

Total securities held for trading purposes	959	(2)	—	(95)

Total securities	$39,604	$(1,591)	$(57)	$(366)

Debt (carrying value)	$2,567	$(104)	$—	$—

CNA FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

The following tables present the estimated effects on the market value of the Company’s financial instruments at September 30, 2002 and December 31, 2001, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.

Market Risk Scenario 2

		Increase (Decrease)

September 30, 2002	Market Value	Interest Rate Risk	Currency Risk	Equity Risk
(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$28,443	$(2,681)	$(196)	$(18)
Equity securities	932	—	(50)	(230)
Short-term investments	5,185	(12)	(16)	—
Limited partnerships	1,334	79	—	(137)
Other invested assets	275	—	—	—
Interest rate caps	1	1	—	—
Interest rate swaps	9	1	—	—
Other derivative securities	1	67	(26)	—

Total general account	36,180	(2,545)	(288)	(385)

Separate accounts:
Fixed maturity securities	1,947	(156)	—	—
Equity securities	106	—	—	(26)
Short-term investments	104	—	—	—
Other invested assets	384	—	—	(96)

Total separate accounts	2,541	(156)	—	(122)

Total securities held for other than trading purposes	38,721	(2,701)	(288)	(507)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	172	(5)	—	(1)
Equity securities	9	—	—	—
Short-term investments	109	—	—	—
Limited partnerships	318	—	—	(6)
Equity indexed futures	—	2	—	(131)
Other derivative securities	1	2	—	—

Total securities held for trading purposes	609	(1)	—	(138)

Total securities	$39,330	$(2,702)	$(288)	$(645)

Debt (carrying value)	$2,549	$(128)	$—	$—

CNA FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Market Risk Scenario 2

		Increase (Decrease)

December 31, 2001	Market Value	Interest Rate Risk	Currency Risk	Equity Risk
(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$29,164	$(2,203)	$(75)	$(51)
Equity securities	1,338	—	(47)	(322)
Short-term investments	3,740	(1)	(28)	—
Limited partnerships	1,307	77	—	(134)
Other invested assets	258	—	—	—
Interest rate caps	2	3	—	—
Interest rate swaps	3	(14)	—	—
Other derivative securities	14	(17)	36	—

Total general account	35,826	(2,155)	(114)	(507)

Separate accounts:
Fixed maturity securities	2,039	(176)	—	—
Equity securities	149	—	—	(37)
Short-term investments	98	—	—	—
Other invested assets	533	—	—	(133)

Total separate accounts	2,819	(176)	—	(170)

Total securities held for other than trading purposes	38,645	(2,331)	(114)	(677)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	308	(7)	—	(12)
Equity securities	12	—	—	(2)
Short-term investments	296	—	—	—
Limited partnerships	342	—	—	(6)
Equity indexed futures	—	3	—	(217)
Other derivative securities	1	2	—	—

Total securities held for trading purposes	959	(2)	—	(237)

Total securities	$39,604	$(2,333)	$(114)	$(914)

Debt (carrying value)	$2,567	$(151)	$—	$—

CNA FINANCIAL CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.

The Company’s chief executive officer and chief financial officer have conducted an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the date of this report. Based on this evaluation, the Company’s chief executive officer and chief financial officer have each concluded that the Company’s disclosure controls and procedures are adequate for their intended purpose.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

CNA FINANCIAL CORPORATION

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Information on CNA’s legal proceedings is set forth in Note F and Note G of the Condensed Consolidated Financial Statements in Part I.

Item 5. Other Information

On October 31,2002 CNA Financial Corporation (“CNA”) consummated the sale of its wholly owned United Kingdom subsidiaries of CNA Re (CNA Re U.K.) to Tawa U.K. Limited, a subsidiary of Artemis Group, a French conglomerate pursuant to the share purchase agreement dated July 15, 2002. The Company has prepared proforma financial statements in accordance with Item 2 of Form 8-K. See Item 6 for a list of exhibits related to this transaction.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Description of Exhibit	Number

Share Purchase Agreement dated as of October 31, 2002 by and between CNA and Tawa U.K. Limited	2.1

Proforma Financial Statements and Footnotes	99.01

Proforma Condensed Consolidated Balance Sheet, September 30, 2002 (Unaudited)

Proforma Statement of Consolidated Operations for the Year Ended December 31, 2001 (Unaudited)

Proforma Statement of Consolidated Operations for the Nine Months Ended September 30, 2002 (Unaudited)

(b) Reports on Form 8-K:

On August 13, 2002, the chief executive officer and chief financial officer of the Company each submitted to the Commission the written certification required by 18 U.S.C. § 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

CNA FINANCIAL CORPORATION
PART II OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNA FINANCIAL CORPORATION

Date: November 13, 2002	By:	/s/ ROBERT V. DEUTSCH

Robert V. Deutsch
Executive Vice President and
Chief Financial Officer

CERTIFICATION

I, Stephen W. Lilienthal, Chief Executive Officer of CNA Financial Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CNA Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ STEPHEN W. LILIENTHAL

Stephen W. Lilienthal
Chief Executive Officer

CERTIFICATION

I, Robert V. Deutsch, Chief Financial Officer of CNA Financial Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CNA Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ ROBERT V. DEUTSCH

Robert V. Deutsch
Chief Financial Officer