Form 10-K
period 2002-12-31
CNA FINANCIAL CORP
filed 2003-03-26
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number 1-5823

CNA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-6169860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNA Plaza
Chicago, Illinois	60685
(Address of principal executive offices)	(Zip Code)

(312) 822-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock with a par value of $2.50 per share	New York Stock Exchange Chicago Stock Exchange Pacific Exchange
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

     Yes ✓ No....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     Yes ✓ No....

As of March 14, 2003, 223,608,868 shares of common stock were outstanding. The aggregate market value of the common stock of CNA Financial Corporation held by non–affiliates of the registrant as of June 28, 2002 was approximately $592 million based on the closing price of $26.50 per share of the common stock on the New York Stock Exchange on June 28, 2002.

DOCUMENTS INCORPORATED
BY REFERENCE:

     Portions of the CNA Financial Corporation Proxy Statement prepared for the 2003 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS

CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company whose primary subsidiaries consist of property and casualty and life and group insurance companies. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty insurance operations are conducted by Continental Casualty Company (CCC), incorporated in 1897, and its affiliates, and The Continental Insurance Company (CIC), organized in 1853, and its affiliates. Life and group insurance operations are conducted by Continental Assurance Company (CAC), incorporated in 1911, and its affiliates, Valley Forge Life Insurance Company (VFL), incorporated in 1956, and CNA Group Life Assurance Company (CNAGLA), incorporated in 2000. CIC became an affiliate of the Company in 1995 as a result of the acquisition of The Continental Corporation (Continental). The principal business of Continental is the ownership of a group of property and casualty insurance companies, mainly CIC and its affiliates.

CNA serves a wide variety of customers, including small, medium and large businesses; insurance companies; associations; professionals; and groups and individuals with a broad range of insurance and risk management products and services.

Insurance products include property and casualty coverages; life, accident and health insurance; retirement products and annuities; and property and casualty reinsurance. CNA services include risk management, information services, healthcare claims management, and claims administration. CNA products and services are marketed through independent agents, brokers, managing general agents and direct sales.

Competition

The property and casualty and life and health insurance industry is highly competitive both as to rate and service. CNAF’s consolidated property and casualty subsidiaries compete not only with other stock insurance companies, but also with mutual insurance companies, reinsurance companies and other entities for both producers and customers. CNAF must continuously allocate resources to refine and improve its insurance and reinsurance products and services.

Rates among insurers vary according to the types of insurers and methods of operation. CNAF competes for business not only on the basis of rate, but also on the basis of availability of coverage desired by customers and quality of service, including claim adjustment services.

There are approximately 2,400 individual companies that sell property and casualty insurance in the United States. CNAF’s consolidated property and casualty subsidiaries ranked as the ninth largest property and casualty insurance organization in the United States based upon 2001 statutory net written premiums. CNA Re, the Company’s principal property and casualty assumed reinsurance operation, ranked as the 14th largest property and casualty reinsurance organization in the United States based upon 2001 statutory net written premiums.

There are approximately 990 companies selling life and heath insurance in the United States. CNA’s consolidated life insurance companies are ranked as the 51st largest life-health insurance organization in the United States based on 2001 statutory net written premiums.

The commercial property and casualty markets continue to realize significant rate increases while simultaneously using stricter underwriting criteria and requiring higher retention amounts for policyholders to further mitigate risk. The markets focus on underwriting profitability and the heightened perception of risk indicate the hard market will likely continue well into 2003. The reinsurance markets are also experiencing rate increases, however, not to the extent experienced by the direct commercial markets.

Regulation

The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports and regulating solvency and the type and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer or payments.

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

Reform of the U.S. tort liability system is another issue facing the insurance industry. Over the last decade, many states have passed some type of reform, but more recently, a number of state courts have modified or overturned these reforms. Additionally, new causes of action and theories of damages continue to be proposed in state court actions or by legislatures. Continued unpredictability in the law means that insurance underwriting and rating is expected to continue to be difficult in commercial lines, professional liability and some specialty coverages.

Although the Federal Government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance business in a variety of ways. These initiatives and legislation include tort reform proposals; proposals to overhaul the Superfund hazardous waste removal and liability statutes and various tax proposals affecting insurance companies. In 1999, Congress passed the Financial Services Modernization or “Gramm-Leach-Bliley” Act (GLB Act), which repealed portions of the Glass-Steagall Act and enabled closer relationships between banks and insurers. Although “functional regulation” was preserved by the GLB Act for state oversight of insurance, additional financial services modernization legislation could include provisions for an alternate federal system of regulation for insurance companies.

CNA and the insurance industry incurred substantial losses related to the September 11, 2001 World Trade Center disaster and related events. For the most part, the Company believes the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.

CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners (NAIC) to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which determines a specified level of regulatory attention applicable to a company. As of December 31, 2002 and 2001, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. CNA has operations in the United Kingdom, Canada, and other countries.

Terrorism

On November 26, 2002, the President of the United States of America, George W. Bush, signed into law the Terrorism Risk Insurance Act of 2002 (the Act), which establishes a program within the Department of the Treasury under which the Federal Government will share the risk of loss from future terrorist attacks with the insurance industry. The Act terminates on December 31, 2005. Each participating insurance company must pay a deductible before Federal Government assistance becomes available. This deductible is based on a percentage of direct earned premiums for commercial insurance lines from the previous calendar year, and rises from 1% from date of enactment to December 31, 2002 (the Transition Period) to 7% during the first subsequent calendar year, 10% in year two and 15% in year three. For losses in excess of a company’s deductible, the Federal Government will cover 90% of the excess losses, while companies retain the remaining 10%. Losses covered by the program will be capped annually at $100 billion; above this amount, insurers are not liable for covered losses and Congress is to determine the procedures for and the source of any payments. Amounts paid by the Federal Government under the program over certain phased limits are to be recouped by the Department of the Treasury through policy surcharges, which cannot exceed 3% of annual premium.

Insurance companies providing commercial property and casualty insurance are required to participate in the program, but it does not cover life or health insurance products. State law limitations applying to premiums and policies for terrorism coverage are not generally affected under the program, but they are pre-empted in relation to prior approval requirements for rates and forms. The Act has policyholder notice requirements in order for insurers to be reimbursed for terrorism-related losses and, from the date of enactment until December 31, 2004, a mandatory offer requirement for terrorism coverage, although it may be rejected by insureds. The Secretary of the Department of the Treasury has discretion to extend this offer requirement until December 31, 2005.

While the Act provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event during the next three years, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, the Company’s results of operations or equity could nevertheless be materially adversely impacted by them. The Company is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions (where applicable) and the use of reinsurance. In addition, under state laws, the Company is generally prohibited from excluding terrorism exposure from its primary workers compensation, individual life and group life and health policies, and is also prohibited from excluding coverage for fire losses following a terrorist event in a number of states.

Reinsurers’ obligations for terrorism-related losses under reinsurance agreements are not covered by the Act. The Company’s current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

Reinsurance

Information on CNA’s reinsurance activities is set forth in the Management’s Discussion and Analysis (MD&A) included under Item 7 and in Note H of the Consolidated Financial Statements included under Item 8.

Employee Relations

As of December 31, 2002, CNA had approximately 15,500 full-time equivalent (FTE) employees and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes. During 2001, CNA announced two restructuring plans, which included FTE reductions of approximately 1,650 positions. See the MD&A included under Item 7 and Note O of the Consolidated Financial Statements included under Item 8 for further discussion regarding the restructuring plans.

CNA has comprehensive benefit plans for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs and group healthcare programs. See Note J of the Consolidated Financial Statements included under Item 8 for further discussion of CNA’s benefit plans.

Business Segments

CNA conducts its operations through five operating segments: Standard Lines, Specialty Lines, CNA Re, Group Operations and Life Operations. These segments are managed separately because of differences in their product lines and markets. In addition to these five operating segments, certain other activities are managed and reported in the Corporate and Other segment. Discussions of each segment including the products offered, the customers served and the distribution channels used are set forth in the MD&A included under Item 7 and in Note N of the Consolidated Financial Statements included under Item 8.

Supplementary Insurance Data

The following table sets forth supplementary insurance data:

Supplementary Insurance Data

	2002	2001	2000
Years ended December 31
(In millions, except ratio information)		Restated (a)	Restated (a)
Trade Ratios – GAAP basis (b)
Loss and loss adjustment expense ratio	79.4%	125.2%	81.1%
Expense ratio	29.3	36.7	30.4
Dividend ratio	0.9	1.5	0.9

Combined ratio	109.6%	163.4%	112.4%

Trade Ratios – Statutory basis (b)
Loss and loss adjustment expense ratio	79.2%	126.2%	80.4%
Expense ratio	30.1	32.3	33.3
Dividend ratio	1.0	1.7	1.2

Combined Ratio	110.3%	160.2%	114.9%

Individual Life and Group Life Insurance Inforce
Individual life (c)	$345,272	$426,822	$462,799
Group life	92,479	70,910	71,982

Total	$437,751	$497,732	$534,781

Other Data – Statutory basis (d)
Property and casualty companies’ capital and surplus (e)	$6,836	$6,241	$8,373
Life and group companies’ capital and surplus	1,645	1,752	1,274
Property and casualty companies’ written premiums to surplus ratio	1.3	1.3	1.1
Life and group companies’ capital and surplus-percent to total liabilities	21.0%	25.3%	24.5%
Participating policyholders-percent of gross life insurance inforce	0.5%	0.4%	0.4%

(a)	Restated to reflect an adjustment to the Company’s historical accounting for CNA’s investment in life settlement contracts and the related revenue recognition. See Note T of the Consolidated Financial Statements included under Item 8 for further discussion.

(b)	Trade ratios reflect the results of CNA’s property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss and loss adjustment expense ratio is the percentage of net incurred loss and loss adjustment expenses to net earned premiums. The primary difference in this ratio between accounting principles generally accepted in the United States of America (GAAP) and statutory accounting principles (SAP) is related to the treatment of active life reserves (ALR) related to long term care insurance products written in property and casualty insurance subsidiaries. For GAAP, ALR is classified as claim and claim adjustment expense reserves whereas for SAP, ALR is classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition expenses to net earned premiums. The expense ratio, using amounts determined in accordance with SAP, is the percentage of acquisition and underwriting expenses (with no deferral of acquisition expenses) to net written premiums. The dividend ratio, using amounts determined in accordance with GAAP, is the ratio of dividends incurred to net earned premiums. The dividend ratio, using amounts determined in accordance with SAP, is the ratio of dividends paid to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.

(c)	Lapse ratios for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance inforce, were 34.7%, 8.7% and 12.7% in 2002, 2001 and 2000. (The 2002 lapse ratio includes the novation of CNA's individual life reinsurance business. Excluding the novation, the 2002 lapse ratio was 7.6%. See Note P of the Consolidated Financial Statements included under Item 8 for further discussion.)

(d)	Other data is determined in accordance with SAP. Life and group statutory capital and surplus as a percent of total liabilities is determined after excluding separate account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

(e)	Surplus includes the property and casualty companies’ equity ownership of the life and group insurance subsidiaries.

The following table displays the distribution of gross written premiums for CNA’s operations by geographic concentration:

Gross Written Premiums

	Percent of Total

Years ended December 31	2002	2001	2000

Illinois	9.1%	8.3%	9.2%
California	7.7	6.8	6.0
New York	7.2	7.9	7.3
Florida	6.7	6.2	4.8
Texas	6.2	5.8	4.7
New Jersey	4.6	4.4	3.4
Pennsylvania	4.5	4.3	3.8
Maryland	2.3	2.4	5.6
United Kingdom	1.7	3.3	5.3
All other states, countries or political subdivisions (a)	50.0	50.6	49.9

Total	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of gross written premiums.

Approximately 3.5%, 4.8% and 8.2% of CNA’s gross written premiums were derived from outside of the United States for the years ended December 31, 2002, 2001 and 2000. Premiums from any individual foreign country excluding the United Kingdom, which is stated in the table above, were not significant.

Property and Casualty Claim and Claim Adjustment Expenses

The following loss reserve development table illustrates the change over time of reserves established for property and casualty claim and claim adjustment expenses at the end of the preceding ten calendar years for CNA’s property and casualty insurance operations. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of the Company’s property and casualty insurance subsidiaries’ expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims.

The loss reserve development table for property and casualty companies is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

Schedule of Loss Reserve Development

	1992 (a)	1993 (a)	1994 (a)	1995 (b)	1996	1997	1998	1999 (c)	2000	2001 (d)	2002 (e)
Calendar Year Ended
(In millions)
Originally reported gross reserves for unpaid claim and claim adjustment expenses		$20,812	$21,639	$31,044	$29,357	$28,533	$28,317	$26,631	$26,408	$29,551	$25,648
Originally reported ceded recoverable		2,491	2,705	6,089	5,660	5,326	5,424	6,273	7,568	11,798	10,583

Originally reported net reserves for unpaid claim and claim adjustment expenses	$17,167	$18,321	$18,934	$24,955	$23,697	$23,207	$22,893	$20,358	$18,840	$17,753	$15,065

Cumulative net paid as of:
One year later	$3,706	$3,629	$3,656	$6,510	$5,851	$5,954	$7,321	$6,546	$7,686	$5,981	$–
Two years later	6,354	6,143	7,087	10,485	9,796	11,394	12,241	11,935	11,988	–	–
Three years later	8,121	8,764	9,195	13,363	13,602	14,423	16,020	15,247	–	–	–
Four years later	10,241	10,318	10,624	16,271	15,793	17,042	18,271	–	–	–	–
Five years later	11,461	11,378	12,577	17,947	17,736	18,568	–	–	–	–	–
Six years later	12,308	13,100	13,472	19,465	18,878	–	–	–	–	–	–
Seven years later	13,974	13,848	14,394	20,410	–	–	–	–	–	–	–
Eight years later	14,640	14,615	15,024	–	–	–	–	–	–	–	–
Nine years later	15,319	15,161	–	–	–	–	–	–	–	–	–
Ten years later	15,805	–	–	–	–	–	–	–	–	–	–
Net reserves re-estimated as of:
End of initial year	$17,167	$18,321	$18,934	$24,955	$23,697	$23,207	$22,893	$20,358	$18,840	$17,753	$15,065
One year later	17,757	18,250	18,922	24,864	23,441	23,470	23,920	20,785	21,306	17,805	–
Two years later	17,728	18,125	18,500	24,294	23,102	23,717	23,774	22,903	21,377	–	–
Three years later	17,823	17,868	18,088	23,814	23,270	23,414	25,724	22,780	–	–	–
Four years later	17,765	17,511	17,354	24,092	22,977	24,751	25,407	–	–	–	–
Five years later	17,560	17,082	17,506	23,854	24,105	24,330	–	–	–	–	–
Six years later	17,285	17,176	17,248	24,883	23,736	–	–	–	–	–	–
Seven years later	17,398	17,017	17,751	24,631	–	–	–	–	–	–	–
Eight years later	17,354	17,500	17,650	–	–	–	–	–	–	–	–
Nine years later	17,834	17,443	–	–	–	–	–	–	–	–	–
Ten years later	17,805	–	–	–	–	–	–	–	–	–	–

Total net (deficiency) redundancy	$(638)	$878	$1,284	$324	$(39)	$(1,123)	$(2,514)	$(2,422)	$(2,537)	$(52)	$–

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$17,805	$17,443	$17,650	$24,631	$23,736	$24,330	$25,407	$22,780	$21,377	$17,805	$–

Re-estimated ceded recoverable		1,784	2,074	6,688	5,927	5,195	5,507	7,618	7,852	11,985	–

Total gross re-estimated reserves		$19,227	$19,724	$31,319	$29,663	$29,525	$30,914	$30,398	$29,229	$29,790	$–

Net (deficiency) redundancy related to:
Asbestos claims	$(2,063)	$(1,466)	$(1,433)	$(1,660)	$(1,761)	$(1,659)	$(1,415)	$(838)	$(773)	$–	$–
Environmental claims	(1,215)	(772)	(604)	(645)	(589)	(608)	(388)	(483)	(468)	–	–

Total asbestos and environmental	(3,278)	(2,238)	(2,037)	(2,305)	(2,350)	(2,267)	(1,803)	(1,321)	(1,241)	–	–
Other claims	2,640	3,116	3,321	2,629	2,311	1,144	(711)	(1,101)	(1,296)	(52)	–

Total net (deficiency) redundancy	$(638)	$878	$1,284	$324	$(39)	$(1,123)	$(2,514)	$(2,422)	$(2,537)	$(52)	$–

(a)	Reflects reserves of CNA’s property and casualty insurance subsidiaries, excluding CIC reserves, which were acquired on May 10, 1995 (the Acquisition Date). Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include CIC.

(b)	Includes CIC gross reserves of $9,713 million and net reserves of $6,063 million acquired on the Acquisition Date and subsequent development thereon.

(c)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 million as of December 31, 1999.

(d)	Effective January 1, 2001, CNA established a new life insurance company, CNAGLA. Further, on January 1, 2001 approximately $1,055 million of reserves were transferred from CCC to CNAGLA.

(e)	Effective October 31, 2002, CNA sold CNA Reinsurance Company Limited (CNA Re U.K.). As a result of the sale, net reserves were reduced by approximately $1,316 million. See Note P of the Consolidated Financial Statements included under Item 8 for further discussion of the sale.

Additional information as to CNA’s property and casualty claim and claim adjustment expense reserves and reserve development is set forth in the MD&A included under Item 7 and in Notes A and F of the Consolidated Financial Statements included under Item 8.

Investments

Information on the Company’s investments is set forth in the MD&A included under Item 7 and in Notes A, B, C and D of the Consolidated Financial Statements included under Item 8.

Available Information

CNA files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that CNA files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including CNA, that file electronically with the SEC. The public can obtain any documents that CNA files with the SEC at http://www.sec.gov.

CNA also makes available free of charge on or through its Internet website (http://www.cna.com) CNA’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after CNA electronically files such material with, or furnishes it to, the SEC.

ITEM 2. PROPERTIES

CNA Plaza, owned by CAC, serves as the home office for CNAF and its subsidiaries. CNAF’s subsidiaries own or lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNAF’s subsidiaries:

Amount (Square
Feet) of Building
Owned and Occupied
or Leased and
Location	Occupied by CNA	Principal Usage

CNA Plaza 333 S. Wabash, Chicago, Illinois	1,144,378 (a)	Principal executive offices of CNAF
100 CNA Drive, Nashville, Tennessee	251,363 (a)	Life insurance offices
40 Wall Street, New York, New York	196,438 (b)	Property and casualty insurance offices
2405 Lucien Way, Maitland, Florida	178,744 (b)	Property and casualty insurance offices
3500 Lacey Road, Downers Grove, Illinois	168,793 (b)	Property and casualty insurance offices
1100 Cornwall Road, Monmouth Junction, New Jersey	112,926 (b)	Property and casualty insurance offices
1100 Ward Avenue, Honolulu, Hawaii	100,075 (a)	Property and casualty insurance offices

(a)	Represents property owned by CNAF or its subsidiaries.

(b)	Represents property leased by CNAF or its subsidiaries.

ITEM 3. LEGAL PROCEEDINGS

Information on CNA’s legal proceedings is set forth in Note G of the Consolidated Financial Statements included under Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

CNA’s common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange, and is traded on the Philadelphia Stock Exchange under the symbol CNA.

As of March 14, 2003, CNA had 223,608,868 shares of common stock outstanding. Approximately 90% of CNA’s outstanding common stock is owned by Loews Corporation (Loews). CNA had 2,407 stockholders of record as of March 14, 2003 according to the records maintained by the Company’s transfer agent.

On December 19, 2002, CNAF sold $750 million of a new issue of preferred stock, designated Series H Cumulative Preferred Issue (Preferred Issue), to Loews. The terms of the Preferred Issue were approved by a special committee of independent members of CNAF’s Board of Directors.

The Preferred Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. It will be adjusted quarterly to a rate equal to 400 basis points above the ten-year U.S. Treasury rate beginning with the quarterly dividend after the first triggering event to occur of either (i) an increase by two intermediate ratings levels of the financial strength rating of CCC from its current rating by any of A.M. Best Company, Standard & Poor’s or Moody’s Investor Services or (ii) one year following an increase by one intermediate ratings level of the financial strength rating of CCC by any one of those rating agencies. Accrued but unpaid cumulative dividends cannot be paid on the Preferred Issue unless and until one of the two triggering events described above has occurred. Beginning with the quarter following an increase of one intermediate ratings level in CCC’s financial strength rating, however, current (but not accrued cumulative) quarterly dividends can be paid.

The Preferred Issue is senior to CNAF’s common stock as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up. No dividends may be declared on CNAF’s common stock until all cumulative dividends on the Preferred Issue have been paid. CNAF may not issue any equity securities ranking senior to or on par with the Preferred Issue without the consent of a majority of its stockholders. The Preferred Issue is non-voting and is not convertible into any other securities of CNAF. It may be redeemed only upon the mutual agreement of CNAF and a majority of the stockholders of the preferred stock. The Preferred Issue is exempt from registration under Section 4(2) of the Securities Act of 1933.

Of the proceeds of the Preferred Issue, $250 million was used to prepay a bank term loan due in April of 2003 and $250 million was contributed to CCC to improve its statutory surplus. It is expected that the remaining proceeds will be used to repay other debt of CNAF and The Continental Corporation, a controlled subsidiary, maturing in 2003 and used for other general corporate purposes.

The table below shows the high and low closing sales prices for CNA’s common stock based on the New York Stock Exchange Composite Transactions.

Common Stock Information

	2002		2001

	High	Low	High	Low

Quarter:
Fourth	$28.35	$22.95	$29.19	$24.81
Third	28.60	21.45	39.69	23.00
Second	30.99	25.74	40.25	33.81
First	30.60	27.00	39.19	32.13

No dividends have been paid on CNA’s common stock in 2002 or 2001. CNA’s ability to pay dividends is influenced, in part, by dividend restrictions of its principal operating insurance subsidiaries as described in the MD&A included under Item 7 and in Note L to the Consolidated Financial Statements included under Item 8.

Equity Compensation Plan

The table below provides the securities authorized for issuance under equity compensation plans.

Executive Compensation Information
December 31, 2002

Number of securities
remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding	(excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Plan Category
Equity compensation plans approved by security holders	1,146,850	$31.80	841,225
Equity compensation plans not approved by security holders	–	–	–

Total	1,146,850	$31.80	841,225

See Note J to the Consolidated Financial Statements included under Item 8 for a discussion of securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data.

Selected Financial Data

	2002	2001	2000	1999	1998
As of and for the Years Ended December 31
(In millions, except per share data and ratios)		Restated (a)	Restated (a)	Restated (a)	Restated (a)
Results of Operations:
Revenues	$12,286	$13,089	$15,408	$16,294	$17,093

Income (loss) from continuing operations	$247	$(1,592)	$1,177	$1	$228
(Loss) income from discontinued operations, net of tax	(35)	11	5	4	–
Cumulative effects of changes in accounting principles, net of tax	(57)	(61)	–	(177)	–

Net income (loss)	$155	$(1,642)	$1,182	$(172)	$228

Earnings (Loss) per Share:
Income (loss) from continuing operations	$1.10	$(8.20)	$6.40	$(0.06)	$1.19
(Loss) income from discontinued operations, net of tax	(0.16)	0.06	0.03	0.02	–
Cumulative effects of changes in accounting principles, net of tax	(0.26)	(0.32)	–	(0.96)	–

Earnings (loss) per share available to common stockholders	$0.68	$(8.46)	$6.43	$(1.00)	$1.19

Financial Condition:
Total investments	$35,293	$35,826	$36,059	$36,935	$38,828
Total assets	61,731	65,723	62,785	62,390	63,929
Insurance reserves	40,179	43,623	39,054	39,271	40,509
Debt	2,292	2,567	2,729	2,881	3,160
Stockholders’ equity	9,401	8,122	9,400	8,723	8,984
Book value per share	$38.68	$36.33	$51.29	$46.42	$46.92
Return on average stockholders’ equity	1.8%	-18.7%	13.0%	-1.9%	2.7%
Statutory Surplus:
Property and casualty companies (b)	$6,836	$6,241	$8,373	$8,679	$7,593
Life and group insurance companies	1,645	1,752	1,274	1,222	1,109

(a)	Restated to reflect an adjustment to the Company’s historical accounting for CNA’s investment in life settlement contracts and the related revenue recognition. See Note T of the Consolidated Financial Statements included under Item 8 for further discussion.

(b)	Surplus includes the property and casualty companies’ equity ownership of the life and group insurance subsidiaries.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its controlled subsidiaries (collectively CNA or the Company). CNA is one of the largest insurance organizations in the United States and based on 2001 statutory net written premiums, is the ninth largest property and casualty company and the 51st largest life insurance company.

Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2002. The following discussion should be read in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

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

During 2002, CNA underwent management changes and strategic realignment. These events have changed the way CNA manages its operations and makes business decisions and, therefore, necessitated a change in the Company’s reportable segments. The financial results for the following segment changes are reflected throughout the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

CNA Trust, a limited-operations bank specializing in 401(k) plan administration, and Institutional Markets, which provides guaranteed return investment products for qualified and non-qualified institutional buyers, was transferred from Life Operations to Group Operations. Group reinsurance, the business which assumes reinsurance from unaffiliated entities on group life, accident and health products and excess medical risk coverages for self-funded employers, was transferred from Group Operations to Corporate and Other to be included as part of run-off insurance operations. The Environmental Pollution and Mass Tort and Asbestos Reserves (APMT) related to assumed reinsurance, along with the assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health coverages, was transferred from CNA Re to Corporate and Other. The U.S. zone of Global business, which primarily offers international insurance to U.S. based corporations and U.S. insurance to foreign corporations, was transferred from Specialty Lines to Standard Lines.

Subsequent to the issuance of the Company’s 2001 Consolidated Financial Statements and, as a result of a routine review of the Company’s periodic filings by the Division of Corporation Finance of the Securities and Exchange Commission (SEC), the Company has revised the historical accounting for its investment in life settlement contracts and the related revenue recognition. The Company has restated its previously reported financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 as well as its interim financial data for the first three quarters of 2002 and all interim periods of 2001.

The SEC concluded that FASB Technical Bulletin 85-4 Accounting for Purchases of Life Insurance (FTB 85-4) should have been applied to the Company’s investment in life settlement contracts. Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the policy. Amounts paid to purchase these contracts that are in excess of the cash surrender value, at the date of purchase, are expensed immediately. Periodic maintenance costs, such as premiums, necessary to keep the underlying policy inforce are expensed as incurred and included in other operating expense. Revenue is recognized and included in other revenue in the Consolidated Statements of Operations when the life insurance policy underlying the life settlement contract matures. The Company’s historical accounting was to record an asset for the amount paid to acquire the life settlement contract along with other direct acquisition costs, and to recognize revenue over the period the contract was held.

The adjustment related to life settlement contracts reduced both net operating income and net income for the year ended December 31, 2002 by $9 million. The comparable impact in the prior period increased both net operating income and net income by $2 million for the year ended December 31, 2001. For the year ended December 31, 2000, net operating income and net income decreased $32 million as a result of the adjustment related to life settlement contracts. Additionally, the Consolidated Statements of Stockholders’ Equity reflects a decrease in the Company’s retained earnings of $215 million as of January 1, 2000. The MD&A gives effect to the restatement of the Consolidated Financial Statements for the years ended December 31, 2001 and 2000.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses reported during the period. Actual results may differ from those estimates.

CNA’s consolidated financial statements and accompanying notes have been prepared in accordance with GAAP and have been applied on a consistent basis. CNA continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.

The accounting policies discussed below are considered by management to be critical to an understanding of CNA’s financial statements as their application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and have a material adverse impact on the Company’s results of operations or equity.

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity, as well as assumptions about expected investment returns. The inherent risks associated with the reserving process are discussed in the Reserves – Estimates and Uncertainties section of the MD&A. Additionally, a review of the segment results, Environmental Pollution and Mass Tort and Asbestos Reserves and Second Quarter 2001 Reserve Strengthening sections of the MD&A is necessary to understand the sensitivity of management’s estimate.

Reinsurance

Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as a receivable in the Consolidated Balance Sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. The ceding of insurance does not discharge the primary liability of the Company. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. Further information on reinsurance is provided in the Reinsurance section of the MD&A.

Valuation of Investments and Impairment of Securities

The Company’s investment portfolio is subject to market declines below book value that may be other-than-temporary. The Company has an Impairment Committee (the Committee), which reviews the investment portfolio on a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the period in which the determination occurred. Further information on the Company’s investments is provided in the Investments section of the MD&A.

Operating Results

The discussion of underwriting results and ratios reflect the underlying business results of CNA’s property and casualty insurance subsidiaries. Underwriting results are net earned premiums less net incurred claims and the cost incurred to settle these claims, acquisition expenses and underwriting expenses. Underwriting ratios are industry measures of property and casualty underwriting results. The loss and loss adjustment expense ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.

The following discussion of operating results focuses on “net operating income (loss).” Net operating income (loss) is calculated by deducting net realized investment gains or losses (investment gains or losses after deduction of related income taxes and participating policyholders’ and minority interest), gains or losses from discontinued operations, net of tax, and the cumulative effect of a change in accounting principle, net of tax, from net income. Net operating income (loss), as defined above, is used in management’s discussion of the results of operations because net realized investment gains or losses, other than investment impairment losses, related to the Company’s available-for-sale investment portfolio are largely discretionary, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations.

The following table summarizes key components of operating results.

Consolidated Operations

	2002	2001	2000
Years ended December 31
(In millions, except per share data)
Operating revenues:
Net earned premiums	$10,213	$9,288	$11,388
Net investment income	1,730	1,856	2,247
Other revenues	595	683	744

Total operating revenues	12,538	11,827	14,379
Claims, benefits and expenses	11,982	15,153	13,653
Restructuring and other related charges	(37)	251	–

Operating income (loss) from continuing operations before income tax and minority interest	593	(3,577)	726
Income tax (expense) benefit	(171)	1,190	(190)
Minority interest	(26)	(21)	(28)

Net operating income (loss) from continuing operations	396	(2,408)	508
Realized investment (losses) gains, net of tax and participating policyholders’ and minority interest	(149)	816	669

Income (loss) from continuing operations	247	(1,592)	1,177
(Loss) income from discontinued operations, net of tax of $9, $2 and $0	(35)	11	5

Income (loss) before cumulative effects of changes in accounting principles	212	(1,581)	1,182
Cumulative effects of changes in accounting principles, net of tax of $7, $33 and $0	(57)	(61)	–

Net income (loss)	$155	$(1,642)	$1,182

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.10	$(8.20)	$6.40
(Loss) income from discontinued operations, net of tax	(0.16)	0.06	0.03

Income (loss) before cumulative effects of changes in accounting principles	0.94	(8.14)	6.43
Cumulative effects of changes in accounting principles, net of tax	(0.26)	(0.32)	–

Basic and diluted earnings (loss) per share available to common stockholders	$0.68	$(8.46)	$6.43

Weighted average outstanding common stock and common stock equivalents	223.6	194.0	183.6

The following table summarizes net operating results by segment.

Net Operating Income (Loss) from Continuing Operations by Segment

	2002	2001	2000
Years ended December 31
(In millions)
Standard Lines	$197	$(451)	$205
Specialty Lines	28	(329)	196
CNA Re	65	(622)	92
Group Operations	104	22	85
Life Operations	94	63	119
Corporate and Other	(92)	(1,091)	(189)

Net operating income (loss) from Continuing Operations	$396	$(2,408)	$508

2002 Compared with 2001

Net operating income was $396 million in 2002 as compared with a net operating loss of $2,408 million in 2001. The net operating loss for 2001 included $2,079 million after-tax related to reserve strengthening recorded in the second quarter of 2001 resulting from a change in estimate of prior year net loss reserves and retrospective premium accruals. Additionally, 2001 results included estimated losses related to the September 11, 2001 World Trade Center Disaster and related events (WTC event) of $304 million after-tax and restructuring and other related charges of $165 million after-tax. Excluding these 2001 significant items, 2002 net operating results increased $256 million due primarily to improved underwriting results in the property and casualty segments and improved results in Group and Life Operations, partially offset by lower net investment income, net reserve strengthening for individual long term care in Life Operations and a reduced benefit from the use of reinsurance in 2002, including the reduced benefit from corporate aggregate reinsurance treaties. In 2002, the benefit from core corporate aggregate reinsurance treaties was $28 million as compared to a benefit of $61 million in 2001. The ceded premiums, ceded losses and interest charges related to corporate aggregate reinsurance treaties not related to the second quarter 2001 reserve strengthening and the WTC event are described as “Core.” Also contributing to the improvement was a $24 million after-tax reduction of the accrual for restructuring and other related charges in 2002. Net unfavorable reserve development, including premium and unallocated loss adjustment expense development, was $90 million after-tax in 2002 as compared to $236 million after-tax in 2001, excluding the second quarter 2001 reserve strengthening.

Net income in 2002 was $155 million, as compared with a net loss of $1,642 million for 2001. Excluding the 2001 significant items noted in the preceding paragraph, net income decreased $751 million due primarily to an increase in net realized losses from investing activities, partially offset by the improvements in net operating income noted above. Net realized investment gains (losses) decreased $965 million in 2002 as compared with 2001 due primarily to significant realized gains from equity securities in 2001 and increased investment write-downs of fixed maturity and equity securities across various market sectors in 2002. See the Investments section of the MD&A for further details. Loss from discontinued operations, net of tax, of $35 million for 2002 and income from discontinued operations, net of tax, of $11 million for 2001 related to the results of CNA Vida, CNA’s Chilean-based life insurer, which was sold during 2002. Net income for 2002 includes a charge of $57 million, net of tax, for the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142). Net income for 2001 includes a charge of $61 million, net of tax, for the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

Net earned premiums increased $925 million in 2002 as compared with 2001. Included in the 2001 net earned premiums were $1,334 million of ceded premiums related to corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the second quarter 2001 reserve strengthening and a change in estimate for involuntary market premium accruals, partially offset by reinstatement and additional premiums related to the WTC event. Excluding these 2001 significant premium items, net earned premiums decreased $409 million due primarily to the transfer of the National Postal Mail Handlers Union (the Mail Handlers Plan) in 2002 and decreased net earned premiums in CNA Re resulting from the 2001 decision to cease writing new and renewal business at CNA Reinsurance Company Limited (CNA Re U.K.). Net earned premium for the Mail Handlers Plan was $1,151 million in 2002 as compared with $2,218 million in 2001. These decreases were partially offset by strong rate increases, increased new business and decreased use of reinsurance in the property and casualty segments.

2001 Compared with 2000

The net operating loss was $2,408 million in 2001 as compared with net operating income of $508 million in 2000. The decline in net operating results was due principally to reserve strengthening of $2,079 million after-tax recorded in the second quarter of 2001 related to a change in estimate of prior year net loss reserves and retrospective premium accruals; estimated losses related to the WTC event of $304 million after-tax, and the related corporate aggregate reinsurance treaties benefit; and restructuring and other related charges of $165 million after-tax. Excluding these 2001 significant items, net operating results decreased $368 million due primarily to a $160 million after-tax charge primarily to strengthen prior underwriting year loss reserves for CNA Re U.K. Additionally, the underwriting results for the London-based commercial and marine operations were unfavorable in 2001. Net operating income also decreased $52 million after-tax from losses related to the bankruptcy filing by certain Enron entities and $159 million after-tax due to a decline in limited partnership income.

The net loss in 2001 was $1,642 million as compared with net income of $1,182 million in 2000. Excluding the 2001 significant items noted above, net income decreased $276 million due primarily to the declines in net operating income noted above. Net realized investment gains increased $147 million in 2001 as compared with 2000 due primarily to gains from the sales of fixed maturity securities. Net income for 2001 includes a charge of $61 million, net of tax, for the cumulative effect of a change in accounting principle related to the adoption of SFAS 133.

Net earned premiums decreased $2,100 million in 2001 as compared with 2000. Included in the 2001 net earned premiums were $1,334 million of ceded premium related to corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the second quarter 2001 reserve strengthening and a change in estimate for involuntary market premium accruals, partially offset by reinstatement and additional premiums related to the WTC event. Excluding these 2001 significant premium items, net earned premiums decreased $766 million due primarily to increased ceded premiums and decreased net earned premiums in CNA Re resulting from the decision made in 2001 to cease writing new and renewal business in CNA Re U.K. In addition, net earned premiums declined in Group Operations, related primarily to the sale of Life Reinsurance, CNA’s individual life reinsurance business, which was sold via an indemnity reinsurance agreement on December 31, 2000.

The 2001 net operating loss included the following, which are described in more detail on the following pages.

•	In the third quarter of 2001, the Company recorded the estimated impact of the WTC event, which resulted in $1,648 million of pretax gross losses, and $468 million pretax net of reinsurance and the related corporate aggregate reinsurance treaties benefit. The after-tax estimated impact was $304 million, net of reinsurance and the related corporate aggregate reinsurance treaties benefit. Further details of the WTC event are provided below as well as in the individual segment discussions of operations.

•	In the second quarter of 2001, the Company recorded an after-tax charge of $2,079 million ($3,182 million pretax) related to a change in estimate of prior year net loss reserves and retrospective premium accruals. This amount included the impact of net reserve strengthening, the related increase in the accrual for insurance-related assessments and the ceded premiums and interest cost of the corporate aggregate reinsurance treaty that attached due to the reserve strengthening. Further details related to the reserve strengthening are discussed below as well as in the individual segment discussions of operations.

•	During 2001, the Company recorded ceded premiums, ceded losses and interest charges related to corporate aggregate reinsurance treaties in place for the 1999 through 2001 accident years. The discussion in the Reinsurance section below includes all premiums, losses and interest charges related to these treaties. However, in all other sections of the MD&A the applicable amounts ceded to these treaties as a result of the second quarter 2001 reserve strengthening and WTC event are included in the quantification of those significant items. The ceded premiums, ceded losses and interest charges related to corporate aggregate reinsurance treaties not related to these significant items are described as “Core.”

•	During 2001, the Company recorded after-tax restructuring and other related charges of $165 million related to workforce reductions and asset write-offs resulting from changes in the Company’s organization, which are discussed in more detail below.

Based upon the significance of the second quarter 2001 reserve strengthening, the WTC event and restructuring and other related charges, the underwriting impact of these items is discussed in the aggregate in the following sections. When the Company discusses its 2001 underwriting results and ratios for its property and casualty segments, the discussion will compare 2001 underwriting results and ratios excluding the effect of these significant items. In the Company’s previous filings, the discussion of 2001 underwriting results excluded the benefit from corporate aggregate reinsurance treaties for Core operations. During 2002, the Company has also recorded benefits from corporate aggregate reinsurance treaties for Core operations; therefore, in order to provide a comparable presentation, the 2001 adjusted underwriting loss does not exclude the benefit from corporate aggregate reinsurance treaties from Core operations. The following table provides the details by segment of 2001 underwriting results as adjusted.

Underwriting Results by Segment

	Standard	Specialty		Property & Casualty
For the year ended December 31, 2001	Lines	Lines	CNA Re	Segments
(In millions)
Underwriting loss	$(1,261)	$(744)	$(1,048)	$(3,053)
Underwriting impact of second quarter 2001 reserve strengthening and the related benefit of corporate aggregate reinsurance treaty	914	407	527	1,848
Underwriting impact of the WTC event and the related benefit of corporate aggregate reinsurance treaties	68	18	263	349
Restructuring and other related charges	36	9	6	51

Adjusted underwriting loss	$(243)	$(310)	$(252)	$(805)

World Trade Center Event

During the third quarter of 2001, the Company recorded estimated incurred losses of $468 million pretax, net of reinsurance, related to the WTC event. The loss estimate was based on a total industry loss of $50 billion and included all lines of insurance. This estimate took into account CNA’s substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance programs. The Company has closely monitored reported losses as well as the collection of reinsurance on WTC event claims. As of December 31, 2002, the Company believes its recorded reserves, net of reinsurance, for the WTC event are adequate.

The WTC event and related items comprising the amounts noted above are detailed by segment in the following table.

WTC Event

			Pretax
			Corporate
			Aggregate	Total	Total
		Pretax	Reinsurance	Pretax	After-tax
For the year ended December 31, 2001	Gross Losses	Net Impact*	Benefit	Impact	Impact
(In millions)
Standard Lines	$375	$185	$108	$77	$50
Specialty Lines	214	30	12	18	12
CNA Re	662	410	139	271	176
Group Operations	235	53	–	53	35
Life Operations	75	22	–	22	14
Corporate and Other	87	27	–	27	17

Total	$1,648	$727	$259	$468	$304

*	Pretax impact of the WTC event before corporate aggregate reinsurance treaties. The pretax net impact includes $85 million of reinstatement and additional premiums.

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

Second Quarter 2001 Prior Year Reserve Strengthening

	Standard	Specialty		Corporate
	Lines	Lines	CNA Re	and Other	Total

(In millions)
Net reserve strengthening excluding the impact of the corporate aggregate reinsurance treaty:
APMT	$–	$–	$–	$1,197	$1,197
Non-APMT	523	407	571	93	1,594

Total	523	407	571	1,290	2,791
Pretax benefit from corporate aggregate reinsurance treaty on accident year 1999	(197)	–	(26)	–	(223	)*
Accrual for insurance-related assessments	48	–	–	–	48

Net reserve strengthening and related accruals	374	407	545	1,290	2,616

Change in estimate of premium accruals	632	–	(13)	(3)	616
Reduction of related commission accruals	(50)	–	–	–	(50)

Net premium and related accrual reductions	582	–	(13)	(3)	566

Total pretax second quarter 2001 reserve strengthening and other related accruals	$956	$407	$532	$1,287	$3,182

Total after-tax second quarter 2001 reserve strengthening and other related accruals	$621	$275	$346	$837	$2,079

*	$500 million of ceded losses reduced by $230 million of ceded premiums and $47 million of interest charges.

With respect to environmental and mass tort reserves, commencing in 2000 and continuing into the first and second quarters of 2001, CNA received a number of new reported claims, some of which involved declaratory judgment actions premised on court decisions purporting to expand insurance coverage for pollution claims. In these decisions, several courts adopted rules of insurance policy interpretation which established joint and several liability for insurers consecutively on a risk during a period of alleged property damage; and in other instances adopted interpretations of the “absolute pollution exclusion,” which weakened its effectiveness in most circumstances. In addition to receiving new claims and declaratory judgment actions premised upon these unfavorable legal precedents, these court decisions also impacted CNA’s pending pollution and mass tort claims and coverage litigation. During the spring of 2001, CNA reviewed specific claims and litigation, as well as general trends, and concluded reserve strengthening in this area was necessary.

In the area of mass torts, several well-publicized verdicts arising out of bodily injury cases related to allegedly toxic mold led to a significant increase in mold-related claims in 2000 and the first half of 2001. CNA’s reserve increase in the second quarter of 2001 was caused in part by this increased area of exposure.

With respect to other court cases and how they might affect the Company’s reserves and reasonable possible losses, the following should be noted. State and federal courts issue numerous decisions each year, which potentially impact losses and reserves in both a favorable and unfavorable manner. Examples of favorable developments include decisions to allocate defense and indemnity payments in a manner so as to limit carriers’ obligations to damages taking place during the effective dates of their policies; decisions holding that injuries occurring after asbestos operations are completed are subject to the completed operations aggregate limits of the policies; and decisions ruling that carriers’ loss control inspections of their insured’s premises do not give rise to a duty to warn third parties to the dangers of asbestos.

Examples of unfavorable developments include decisions limiting the application of the “absolute pollution” exclusion; and decisions holding carriers liable for defense and indemnity of asbestos and pollution claims on a joint and several basis.

Throughout 2000, and into 2001, CNA experienced significant increases in new asbestos bodily injury claims. In light of this development, CNA formed the view that payments for asbestos claims could be higher in future years than previously estimated. Moreover, in late 2000 through mid-2001, industry sources such as rating agencies and actuarial firms released analyses and studies commenting on the increase in claim volumes and other asbestos liability developments. For example, A.M. Best Company (A.M. Best) released a study in May 2001 increasing its ultimate asbestos reserve estimate 63% from $40 billion to $65 billion, citing an unfunded insurance industry reserve shortfall of $33 billion. In June 2001, Tillinghast raised its asbestos ultimate exposure from $55 billion to $65 billion for the insurance industry and its estimate of the ultimate remaining asbestos liability for all industries was raised to $200 billion.

Also in the 2000 to 2001 time period, a number of significant asbestos defendants filed for bankruptcy, increasing the likelihood that excess layers of insurance coverage could be called upon to indemnify policyholders and creating the potential that novel legal doctrines could be employed, which could accelerate the time when such indemnification payments could be due.

These developments led the Company to the conclusion that its asbestos reserves required strengthening.

The non-APMT adverse reserve development in 2001 was the result of analyses of several lines of business. This development related principally to commercial insurance coverages including automobile liability and multiple-peril, as well as assumed reinsurance and healthcare-related coverages. A brief summary of these lines of business and the associated reserve development is discussed below.

Approximately $600 million of the adverse loss development was a result of several coverages provided to commercial entities. The gross and net carried claim and claim adjustment expense reserves for Standard Lines at the beginning of 2001 was $12,070 million and $9,129 million. Reserve analyses performed during 2001 showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected and several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York. The unfavorable development was driven principally by accident years 1997 through 2000. The remaining development affecting years prior to 1997 was driven principally by construction defect claims as described below.

The commercial automobile liability analysis indicated increased ultimate claim and claim adjustment expense across several accident years due to higher paid and reported claim and claim adjustment expense resulting from several factors. These factors include uninsured/underinsured motorists coverage in Ohio, a change in the rate at which the average claim size was increasing and a lack of improvement in the ratio of the number of claims per exposure unit, the frequency. First, Ohio courts had significantly broadened the population covered through the uninsured/underinsured motorists’ coverage. The broadening of the population covered by this portion of the policy, and the retrospective nature of this broadening of coverage, resulted in additional claims for older years. Second, in recent years, the average claim size had been increasing at less than a 2% annual rate. The available data indicated that the rate of increase was closer to 8% with only a portion of this increase explainable by a change in mix of business. Finally, the review completed during the second quarter of 2001 indicated that the frequency for the 2000 accident year was 6% higher than 1999. Expectations were that the 2000 frequency would show an improvement from the 1999 level.

The analyses of general liability and the liability portion of commercial multiple-peril coverages showed several factors affecting these lines. Construction defect claims in California and a limited number of other states have had a significant impact. It was expected that the number of claims being reported and the average size of those claims would fall quickly due to the decrease in business exposed to those losses. However, the number of claims reported during the first six months of 2001 increased from the number of claims reported during the last six months of 2000. In addition to the effects of construction defect claims, the average claim associated with New York labor law has risen to more than $125 thousand from less than $100 thousand, which was significantly greater than previously expected.

An analysis of assumed reinsurance business written by CNA Re showed that the paid and reported losses for recent accident years were higher than expectations, which resulted in management recording net unfavorable development on prior year loss reserves of approximately $560 million. The gross and net claim and claim adjustment expense reserves at the beginning of 2001 for CNA Re was $4,238 million and $2,735 million. Because of the long and variable reporting pattern associated with assumed reinsurance as well as uncertainty regarding possible changes in the reporting methods of the ceding companies, the carried reserves for assumed reinsurance was based mainly on the pricing assumptions until experience emerges to show that the pricing assumptions are no longer valid. The reviews completed during the second quarter of 2001, including analysis at the individual treaty level, showed that the pricing assumptions were no longer appropriate. The classes of business with the most significant changes included excess of loss liability, professional liability and proportional and retrocessional property. The unfavorable reserve development was driven principally by accident years 1996 through 2000.

Approximately $320 million of adverse loss development was due to adverse experience in all other lines, primarily in coverages provided to healthcare-related entities written by CNA HealthPro. The gross and net claim and claim adjustment expense reserves at the beginning of 2001 for Specialty Lines was approximately $4,813 million and $3,429 million. The level of paid and reported losses associated with coverages provided to national long term care facilities were higher than expected. The long term care facility business had traditionally been limited to local facilities. In recent years, the Company began to provide coverage to large chains of long term care facilities. Original assumptions were that these chains would exhibit loss ratios similar to the local facilities. The most recent review of these large chains indicated an overall loss ratio in excess of 500% versus approximately 100% for the remaining business. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected. The review indicated that the average loss had increased to over $330 thousand. Prior to this review, the expectation for the average loss was approximately $250 thousand. Unfavorable reserve development of $240 million was recorded for accident years 1997 through 2000. The remaining unfavorable reserve development was attributable to accident years prior to 1997.

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

Approximately $188 million of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses and therefore had no impact on the net operating results. More than one-half of the change in estimate in premiums was attributable to accident years 1997 through 1999 with the remainder attributable to accident years prior to 1992. Accruals for ceded premiums related to other reinsurance treaties increased $83 million due to the reserve strengthening. This increase in accruals for ceded premiums was principally recorded in accident year 2000. The remainder of the decrease in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above, which were principally recorded in accident years prior to 1999.

Reinsurance

CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Generally, property risks are reinsured on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA’s retained risk. CNA’s ceded life reinsurance includes utilization of coinsurance, yearly renewable term and facultative programs. A majority of the reinsurance utilized by the Company’s life insurance operations relates to term life insurance policies. Term life insurance policies issued from 1994 onward are generally ceded at 60%-90% of the face value. Universal Life policies issued from 1998 onward are generally ceded at 75% of the face value.

The Company’s overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this section, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract is recorded as funds withheld liabilities. The Company is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Balance Sheets.

Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in other net investment income, was $239 million, $241 million and $87 million in 2002, 2001 and 2000. The amount subject to interest crediting rates on such contracts was $2,766 million and $2,724 million at December 31, 2002 and 2001.

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

Amounts receivable from reinsurers were $12,696 million and $13,823 million at December 31, 2002 and 2001. Of these amounts, $957 million and $838 million were billed to reinsurers as of December 31, 2002 and 2001, as reinsurance contracts generally require payment of claims by the ceding company before the amount can be billed to the reinsurer. The remaining receivable relates to the estimated case and IBNR reserves and future policyholder benefits ceded under reinsurance contracts.

The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $4,825 million and $3,696 million at December 31, 2002 and 2001.

CNA’s largest recoverables from a single reinsurer at December 31, 2002, including prepaid reinsurance premiums, were approximately $2,090 million, $1,456 million, $890 million, $616 million, $598 million, and $541 million from subsidiaries of The Allstate Corporation (Allstate), subsidiaries of Hannover Reinsurance (Ireland) Ltd., American Reinsurance Company, European Reinsurance Company of Zurich, subsidiaries of Gerling Global Reinsurance Corporation, and Lloyd’s Underwriters.

The Company has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. The Company’s principal credit exposures from these recent events arise from reinsurance receivables from Gerling Global (Gerling), Trenwick and Commercial Risk insurance groups. At December 31, 2002, the Company had approximately $926 million of reinsurance receivables from these reinsurers, of which $384 million was not supported by collateral. The majority of the uncollateralized receivables were due from U.S.-domiciled insurers. Of the $384 million of reinsurance recoverables unsupported by collateral, $170 million relates to Gerling. Gerling has stated that the Company transfer approximately $204 million of funds withheld balances on three treaties relating to CNA HealthPro to a trust established by Gerling for the benefit of the company, or in the absence of such transfer, that these treaties be commuted. CNA has taken Gerling’s statement under advisement.

In certain circumstances, including significant deterioration of a reinsurer’s financial strength ratings, the Company may engage in commutation discussions with an individual reinsurer. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations, including any related to Gerling, could have an adverse material impact on the Company’s results of operations or equity.

The Company has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $196 million and $170 million at December 31, 2002 and 2001. While the Company believes the allowance for doubtful accounts is adequate based on current collateral and information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on CNA's results of operations or equity.

For 2002, the Company entered into a corporate aggregate reinsurance treaty covering substantially all of the Company’s property and casualty lines of business (the 2002 Cover). Ceded premium related to the reinsurer’s margin of $10 million was recorded in 2002. No losses were ceded during 2002 under this contract, and the 2002 Cover was commuted as of December 31, 2002.

In 1999, the Company entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Company has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500 million of ceded losses with an aggregate limit of $1 billion of ceded losses for the three year period. The ceded premiums are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

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

The impact of the Aggregate Cover on pretax operating results was as follows:

Impact of Aggregate Cover on Pretax Operating Results

Year ended December 31	2002	2001
(In millions)
Ceded earned premium	$–	$(543)
Ceded claim and claim adjustment expenses	–	1,010
Interest charges	(51)	(81)

Pretax (expense) benefit on operating results	$(51)	$386

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $760 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $618 million have been ceded under the CCC Cover through December 31, 2002.

The impact of the CCC Cover on pretax operating results was as follows:

Impact of CCC Cover on Pretax Operating Results

Year ended December 31	2002	2001
(In millions)
Ceded earned premiums	$(101)	$(260)
Ceded claim and claim adjustment expenses	148	470
Interest charges	(37)	(20)

Pretax benefit on operating results	$10	$190

The impact by operating segment of the Aggregate Cover and the CCC Cover on pretax operating results was as follows:

Impact of Aggregate Cover and CCC Cover on Pretax Operating Results

Years ended December 31	2002	2001
(In millions)
Standard Lines	$(52)	$381
Specialty Lines	2	33
CNA Re	12	162
Corporate and Other	(3)	–

Pretax impact on operating results	$(41)	$576

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

As summarized in the following table, during 2001, the Company incurred $62 million pretax, or $40 million after-tax, of restructuring and other related charges for the IT Plan. During 2002, $4 million pretax, or $3 million after-tax, of this accrual was reduced.

IT Plan Pretax Charges by Segment

	Employee
	Termination	Impaired
	and Related	Asset	Other
	Benefit Costs	Charges	Costs	Total
(In millions)
Standard Lines	$5	$1	$–	$6
Specialty Lines	2	–	–	2
Life Operations	–	17	–	17
Corporate and Other	22	14	1	37

Total	$29	$32	$1	$62

In connection with the IT Plan, after the write-off of impaired assets, the Company accrued $30 million of restructuring and other related charges in 2001 (the IT Plan Initial Accrual).

These charges primarily related to $29 million of workforce reductions of approximately 260 positions gross and net and $1 million of other costs.

The following table summarizes the IT Plan Initial Accrual and the activity in that accrual during 2001 and 2002.

IT Plan Accrual

	Employee
	Termination	Impaired
	and Related	Asset	Other
	Benefit Costs	Charges	Costs	Total
(In millions)
IT Plan initial Accrual	$29	$32	$1	$62
Costs that did not require cash in 2001	–	(32)	–	(32)
Payments charged against liability in 2001	(19)	–	–	(19)

Accrued costs at December 31, 2001	10	–	1	11
Payments charged against liability in 2002	(2)	–	–	(2)
Reduction of accrual	(3)	–	(1)	(4)

Accrued costs at December 31, 2002	$5	$–	$–	$5

Through December 31, 2002, 249 employees were released due to the IT Plan, nearly all of whom were technology support staff. In December of 2002, the accrual was reduced by $4 million in the Corporate and Other segment primarily related to employee termination costs. The remaining $5 million of the accrual relating to employee termination and related benefit costs is expected to be paid through 2005.

2001 Plan

The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units (SBUs) in the property and casualty operations, changes in the strategic focus of the Life Operations and Group Operations and consolidation of real estate locations. The reduction in the number of property and casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Group Operations included a decision to discontinue the variable life and annuity business.

As summarized in the following table, during 2001, the Company incurred $189 million pretax, or $125 million after-tax, of restructuring and other related charges for the 2001 Plan. During 2002, $32 million pretax, or $21 million after-tax, of this accrual was reduced.

2001 Plan Pretax Charges by Segment

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total

(In millions)
Standard Lines	$40	$–	$–	$–	$40
Specialty Lines	7	–	–	–	7
CNA Re	2	4	–	–	6
Group Operations	7	–	–	35	42
Life Operations	3	–	9	–	12
Corporate and Other	9	52	21	–	82

Total	$68	$56	$30	$35	$189

All lease termination costs and impaired asset charges, except lease termination costs incurred by operations in the United Kingdom and software write-offs incurred by Life Operations, were charged to the Corporate and Other segment because office closure and consolidation decisions were not within the control of the other segments affected. Lease termination costs incurred in the United Kingdom relate solely to the operations of CNA Re. All other charges were recorded in the segment benefiting from the services or existence of an employee or an asset.

In connection with the 2001 Plan, the Company accrued $189 million of these restructuring and other related charges (the 2001 Plan Initial Accrual). These charges include employee termination and related benefit costs, lease termination costs, impaired asset charges and other costs.

The following table summarizes the 2001 Plan Initial Accrual and the activity in that accrual during 2001 and 2002.

2001 Plan Initial Accrual

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total
(In millions)
2001 Plan Initial Accrual	$68	$56	$30	$35	$189
Costs that did not require cash	–	–	–	(35)	(35)
Payments charged against liability	(2)	–	–	–	(2)

Accrued costs December 31, 2001	66	56	30	–	152
Costs that did not require cash	(1)	(3)	(9)	–	(13)
Payments charged against liability	(53)	(12)	(4)	–	(69)
Reduction of accrual	(10)	(7)	(15)	–	(32)

Accrued costs December 31, 2002	$2	$34	$2	$–	$38

The following table summarizes the reduction of the accrual by segment in 2002.

Reduction of Accrual by Segment

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total
(In millions)
Standard Lines	$(8)	$–	$–	$–	$(8)
Specialty Lines	(1)	–	–	–	(1)
Life Operations	–	–	(1)	–	(1)
Corporate and Other	(1)	(7)	(14)	–	(22)

Total	$(10)	$(7)	$(15)	$–	$(32)

The 2001 Plan charges incurred and accrued by Standard Lines were $40 million in 2001, related entirely to employee termination and related benefit costs for planned reductions in the workforce of 1,063 positions gross and net, of which $27 million related to severance and outplacement costs and $13 million related to other salary costs. Through December 31, 2002, approximately 882 employees net were released due to the 2001 Plan. Approximately 39% of these employees were administrative, technology or financial support staff; approximately 52% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 9% of these employees were in various other positions. During December of 2002, $8 million of accrual was reduced primarily due to successful redeployment of employees to other positions within the organization. An accrual of $1 million remained at December 31, 2002 relating to employee termination costs which will be paid in 2003.

The 2001 Plan charges incurred and accrued by Specialty Lines were $7 million in 2001, related entirely to employee termination and related benefit costs for planned reductions in the workforce of 177 positions gross and net, of which $5 million related to severance and outplacement costs and $2 million related to other salary costs. Through December 31, 2002, approximately 126 employees net were released due to the 2001 Plan. Approximately 26% of these employees were administrative, technology or financial support staff; approximately 63% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 11% of these employees were in various other positions. During December of 2002, the accrual was reduced by $1 million. An accrual of $1 million remained at December 31, 2002 relating to employee termination costs which will be paid in 2003.

The 2001 Plan charges incurred and accrued by CNA Re were $6 million. Costs related to employee termination and related benefit costs for planned reductions in the workforce of 33 positions gross and net, amounted to $2 million, all of which related to severance and outplacement costs. Payments of $1 million were made in 2002 for approximately 15 employees net released through December 31, 2002 due to the 2001 Plan. The remaining $4 million of charges incurred by CNA Re related to lease termination costs. Approximately $1 million was paid in 2002 related to lease termination costs. As a result of the sale of CNA Re U.K., the remaining accrual related to CNA Re of $4 million was reduced. See the Investments section of the MD&A for further details.

The 2001 Plan charges incurred and accrued by Group Operations were $42 million. Costs related to employee termination and related benefit costs for planned reductions in the workforce of 187 positions, gross and net, amounted to $7 million. Through December 31, 2002, 82 employees net in Group Operations were released due to the 2001 Plan.

Approximately 28% of these employees were administrative, technology or financial support staff; and approximately 72% of these employees were underwriters, claim adjusters and related insurance services staff. Other costs of $35 million in Group Operations relate to a write-off of deferred acquisition costs on inforce variable life and annuity contracts, as the company believes that the decision to discontinue these products will negatively impact the persistency of the business.

The 2001 Plan charges incurred and accrued by Life Operations were $12 million. Costs related to employee termination and related benefit costs for planned reductions in workforce of 207 positions gross and net, amounted to $3 million, which related primarily to severance and outplacement costs. Through December 31, 2002, approximately 144 employees net were released due to the 2001 Plan. Approximately 23% of these employees were administrative, technology or financial support staff; approximately 65% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 12% of these employees were in various other positions. Life Operations incurred and accrued $9 million of impaired asset charges related to software in 2001. In December of 2002, the remaining $1 million of this accrual was reduced.

The 2001 Plan charges incurred and accrued by the Corporate and Other segment were $82 million. Costs related to employee termination and related benefit costs for planned reductions in the workforce of 194 positions gross and net, amounted to $9 million, of which $6 million related to severance and outplacement costs and $3 million related to other salary costs. Through December 31, 2002, 157 employees net were released due to the 2001 Plan. Approximately 63% of these employees were administrative, technology or financial support staff; approximately 28% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 9% of these employees were in various other positions. In December of 2002, $1 million of the accrual was reduced for employee termination and related benefit costs. The Corporate and Other segment also incurred $73 million of lease termination and asset impairment charges related to office closure and consolidation decisions not within the control of the other segments affected. Additionally, $7 million was reversed and included in 2002 net income relating to lease obligations and $14 million relating to impaired asset charges. The Company’s original plan contained a timeline to consolidate and reduce the number of office locations. Due to unfavorable conditions in the commercial real estate market, certain office relocations and consolidations occurred later than planned. As a result of such delays, a portion of the planned leasehold write-offs and vacant office space were expensed as period costs, resulting in an excess initial accrual. Of the remaining $36 million accrual relating to lease termination costs and impaired asset charges, approximately $18 million is expected to be paid in 2003.

At December 31, 2001, an accrual of $1 million for lease termination costs remained related to the August 1998 restructuring (1998 Plan). In December of 2002, this accrual was reduced.

Reserves — Estimates and Uncertainties

The Company maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses and future policy benefits, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled and claims that have been incurred but not reported. Claim and claim adjustment expense and future policy benefit reserves are reflected as liabilities on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Changes in estimates of Insurance Reserves are reflected in the Company’s Consolidated Statements of Operations, in the period in which the change arises.

The level of Insurance Reserves maintained by the Company represents management’s best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on its assessment of facts and circumstances known at that time. Insurance Reserves are not an exact calculation of liability but instead are estimates that are derived by the Company, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. Some of the many uncertain future events about which the Company makes assumptions and estimates are claims severity, frequency of claims, mortality, morbidity, expected interest rates, economic inflation, the impact of underwriting policy and claims handling practices and the lag time between the occurrence of an insured event and the time it is ultimately settled (referred to in the insurance industry as the “tail”).

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

In addition to the uncertainties inherent in estimating APMT and catastrophe losses, the Company is subject to the uncertain effects of emerging or potential claims and coverage issues, which arise as industry practices and legal, judicial, social, and other environmental conditions change. These issues can have a negative effect on the Company’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Either development could require material increases in claim and claim adjustment expense reserves. Examples of emerging or potential claims and coverage issues include: (i) increases in the number and size of water damage claims related to expenses for testing and remediation of mold conditions; (ii) increases in the number and size of claims relating to injuries from medical products, and exposure to lead and radiation related to cellular phone usage; (iii) expected increases in the number and size of claims relating to accounting and financial reporting, including director and officer and errors and omissions insurance claims, in an environment of major corporate bankruptcies; and (iv) a growing trend of plaintiffs targeting insurers in class action litigation relating to claims-handling and other practices. The future impact of these and other unforeseen emerging or potential claims and coverage issues is extremely hard to predict and could materially adversely affect the adequacy of the Company’s claim and claim adjustment expense reserves and could lead to future reserve additions.

The Company’s current Insurance Reserve levels reflect management’s best estimate of the Company’s ultimate claims and claim adjustment expenses and future policy benefits at December 31, 2002, based upon known facts and current law. However, in light of the many uncertainties associated with making the estimates and assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular and ongoing basis and makes changes as experience develops. The Company may in the future determine that its recorded Insurance Reserves are not sufficient and may increase its reserves by amounts that may be material, which could materially adversely affect the Company’s business and financial condition. Any such increase in reserves would be recorded as a charge against the Company’s earnings for the period in which the change in estimate arises.

The following table presents estimated volatility in carried claim and claim adjustment loss reserves for the property and casualty segments.

Estimated Volatility in Gross Carried Loss Reserves by Segment

	Gross
	Carried	Estimated
	Loss	Volatility in
December 31, 2002	Reserves	Reserves
(In millions)
Standard Lines	$11,576	+/-5%
Specialty Lines	5,874	+/-7%
CNA Re	2,264	+/-15%
Corporate and Other	4,847	+/-20%

The estimated volatility noted above does not represent a range around the actuarial point estimate of the Company’s gross loss reserves, and it does not represent the range of all possible outcomes. The volatility represents an estimate of the inherent volatility associated with estimating loss reserves for the specific type of business written by each segment. The primary characteristics influencing the estimated level of volatility are the length of the claim settlement period, changes in medical and other claim costs, changes in the level of litigation or other dispute resolution processes, changes in the legal environment and the potential for different types of injuries emerging. Ceded reinsurance arrangements may reduce the volatility. Since ceded reinsurance arrangements vary by year, volatility in gross reserves may not result in comparable impacts to underwriting income or equity.

The Company’s insurance loss reserves are recorded at management’s best estimate, which is based on the reviews and analyses performed by the Company’s actuaries and management’s judgment as to the responsiveness of these reviews and analyses to the factors affecting the Company’s loss and loss adjustment expense loss reserves. Management considers factors such as changes in inflation, changes in claims handling and case reserving, changes in underwriting and pricing, and changes in the legal environment. Management considers different specific factors for each situation since the factors affect each type of business differently.

Terrorism Exposure

CNA and the insurance industry incurred substantial losses related to the WTC event. For the most part, the Company believes the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.

On November 26, 2002, the President of the United States of America, George W. Bush, signed into law the Terrorism Risk Insurance Act of 2002 (the Act), which establishes a program within the Department of the Treasury under which the Federal Government will share the risk of loss from future terrorist attacks with the insurance industry. The Act terminates on December 31, 2005. Each participating insurance company must pay a deductible before Federal Government assistance becomes available. This deductible is based on a percentage of direct earned premiums for commercial insurance lines from the previous calendar year, and rises from 1%

from date of enactment to December 31, 2002 (the Transition Period) to 7% during the first subsequent calendar year, 10% in year two and 15% in year three. For losses in excess of a company’s deductible, the Federal Government will cover 90% of the excess losses, while companies retain the remaining 10%. Losses covered by the program will be capped annually at $100 billion; above this amount, insurers are not liable for covered losses and Congress is to determine the procedures for and the source of any payments. Amounts paid by the Federal Government under the program over certain phased limits are to be recouped by the Department of the Treasury through policy surcharges, which cannot exceed 3% of annual premium.

Insurance companies providing commercial property and casualty insurance are required to participate in the program, but it does not cover life or health insurance products. State law limitations applying to premiums and policies for terrorism coverage are not generally affected under the program, but they are pre-empted in relation to prior approval requirements for rates and forms. The Act has policyholder notice requirements in order for insurers to be reimbursed for terrorism-related losses and, from the date of enactment until December 31, 2004, a mandatory offer requirement for terrorism coverage, although it may be rejected by insureds. The Secretary of the Department of the Treasury has discretion to extend this offer requirement until December 31, 2005.

While the Act provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event during the next three years, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, the Company’s results of operations or equity could nevertheless be materially adversely impacted by them. The Company is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions (where applicable) and the use of reinsurance. In addition, under state laws, the Company is generally prohibited from excluding terrorism exposure from its primary workers compensation, individual life and group life and health policies, and is also prohibited from excluding coverage for fire losses following a terrorist event in a number of states.

Reinsurers’ obligations for terrorism-related losses under reinsurance agreements are not covered by the Act. The Company’s current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

The following discussion is of the Company’s operating segments.

STANDARD LINES

Business Overview

Standard Lines works with an independent agency distribution system and network of brokers to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses. The Standard Lines operating model focuses on underwriting performance, exposure based pricing, relationships with selected distribution sources and understanding customers.

Standard Lines includes Property and Casualty and Excess & Surplus.

Property and Casualty (P&C) provides standard property and casualty insurance products such as workers compensation, general and product liability, property and commercial auto coverage through traditional and innovative advanced financial risk products to a wide range of businesses. The majority of P&C customers are small and middle-market businesses, with less than $1 million in annual insurance premiums. Most insurance programs are provided on a guaranteed cost basis; however, P&C has the capability to offer specialized, loss-sensitive insurance programs to those risks viewed as higher risk and less predictable in exposure.

P&C’s field structure consists of 68 branch locations in 63 cities. Each branch provides the marketing, underwriting and risk control expertise on the entire portfolio of products. In addition, these branches provide streamlined claim services utilizing the same regional structure. A centralized processing center for small and middle-market customers, located in Maitland, Florida, handles policy processing and accounting, and also acts as a call center to optimize customer service. The branches and processing center are all located in the United States.

Also, Standard Lines, primarily through RSKCoSM, provides total risk management services relating to claim services, risk control, cost management and information services to the commercial insurance marketplace.

Excess & Surplus (E&S) provides specialized insurance and other financial products for selected commercial risks on both an individual customer and program basis. Risks insured by E&S are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. E&S’s products are distributed throughout the United States through specialist producers, program agents, and P&C’s agents and brokers. The target market for these specialized programs are large accounts within Fortune 1000 businesses. E&S has specialized underwriting and claim resources in Chicago, New York, Denver and Columbus.

The following table details operating results for Standard Lines.

Operating Results

Years ended December 31	2002	2001	2000
(In millions)
Net written premiums	$4,020	$2,984	$3,890
Net earned premiums	4,018	2,473	3,991
Underwriting loss	(178)	(1,261)	(513)
Net investment income	398	488	743
Net operating income (loss)	197	(451)	205

Ratios
Loss and loss adjustment expense	72.0%	97.4%	80.4%
Expense	30.6	49.0	30.3
Dividend	1.8	4.6	2.1

Combined	104.4%	151.0%	112.8%

2001 adjusted underwriting loss*		$(243)

2001 adjusted ratios*
Loss and loss adjustment expense		69.0%
Expense		34.8
Dividend		3.3

Combined		107.1%

*	The 2001 adjusted underwriting loss and adjusted ratios exclude the impact of the second quarter 2001 reserve strengthening, the WTC event, both net of the related benefit of corporate aggregate reinsurance treaties, and restructuring and other related charges.

2002 Compared with 2001

Net operating income was $197 million in 2002 as compared with a net operating loss of $451 million in 2001. The after-tax impact of the second quarter 2001 reserve strengthening, net of the related corporate aggregate reinsurance treaty benefit, was $621 million for Standard Lines. The reserve strengthening related primarily to commercial multiple-peril, general liability, commercial automobile liability coverages, large account liability coverages and related retrospective premium accruals. The strengthening was based upon detailed claim reviews, assessments of legal developments affecting these coverages and actuarial analyses completed in the second quarter of 2001. In response to the adverse trends indicated by the reviews, changes were made to more closely involve legal counsel on claims affected by legal developments and to discontinue writing classes of business where adequate pricing could not be achieved for the exposure.

In addition to the impact of the second quarter 2001 reserve strengthening, net operating results in 2001 include $50 million related to the WTC event and $30 million for restructuring and other related charges. Excluding these 2001 significant items, net operating results declined $53 million in 2002 as compared with 2001. This decrease was due primarily to decreased net investment income, principally as a result of a $34 million decline in limited partnership income. This decline was partially offset by improved underwriting results, and a $5 million after-tax reduction of the accrual for restructuring and other related charges in 2002.

The combined ratio decreased 2.7 points for 2002 as compared with 2001, and underwriting results improved by $65 million as compared with the underwriting results for the same period in 2001. This change was due to decreases in the expense and dividend ratios, partially offset by an increase in the loss ratio. The loss ratio increased 3.0 points due principally to increased costs of the Company’s reinsurance programs in 2002 as compared with a significant benefit from reinsurance in 2001, including a benefit related to corporate aggregate reinsurance treaties from core operations which was recorded primarily on increased 2001 accident year losses for the workers compensation line of business.

Partially offsetting these declines were both improved current gross accident year loss ratios and favorable net reserve development in 2002. Favorable net reserve development, including premium development, of $154 million was recorded in 2002 as compared with unfavorable net reserve development of $24 million recorded in 2001, excluding the second quarter 2001 reserve strengthening. The gross carried claim and claim adjustment expense reserve was $11,576 million and $12,854 million at December 31, 2002 and 2001. The net carried claim and claim adjustment expense reserve was $7,262 million and $7,788 million at December 31, 2002 and 2001.

Approximately $140 million of favorable prior year reserve development was attributable to participation in the Workers Compensation Reinsurance Bureau (WCRB), a reinsurance pool, and residual markets. The favorable prior year reserve development for WCRB was the result of information received from the WCRB that reported the results of a recent actuarial review. This information indicated that the Company’s net required reserves for accident years 1970 through 1996 were $60 million less than the carried reserves. In addition, during 2002, the Company commuted accident years 1965 through 1969 for a payment of approximately $5 million to cover carried reserves of approximately $13 million, resulting in further favorable reserve development of $8 million. The favorable residual market prior year reserve development was the result of lower than expected paid loss activity during recent periods for accident years dating back to 1984. The paid losses during 2002 on prior accident years were approximately 60% of the previously expected amount.

In addition, Standard Lines had favorable prior year reserve development, primarily in the package liability and auto liability lines of business due to new claims initiatives. These new claims initiatives, which included specialized training on specific areas of the claims adjudication process, enhanced claims litigation management, enhanced adjuster-level metrics to monitor performance and more focused metric-based claim file review and oversight, are expected to produce significant reductions in ultimate claim costs. Based on management’s best estimate of the reduction in ultimate claim costs, approximately $100 million of favorable prior year reserve development was recorded in the third quarter of 2002. Approximately one-half of this favorable reserve development was recorded in accident years prior to 1999, with the remainder of the favorable reserve development recorded in accident years 1999 to 2001. Additional favorable reserve development may be recorded in the future as management continues to monitor these estimates and as additional evidence becomes available to measure the effectiveness of the claim cost containment initiatives and management’s corresponding estimate of such expected ultimate claim cost reductions. While management believes that the estimate of ultimate claim cost reductions as a result of the claim cost containment initiatives is reasonable, there can be no assurance that the ultimate expected claim cost reductions will be achieved, or that any additional favorable development will be recorded as a result of the claim cost containment initiatives described above.

Approximately $50 million of favorable prior year reserve development during 2002 was recorded in commercial automobile liability. Most of the favorable development was from accident year 2000. An actuarial review completed during 2002 showed that underwriting actions have resulted in reducing the number of commercial automobile liability claims for recent accident years, especially the number of large losses.

Approximately $45 million of favorable reserve development was recorded in property lines during 2002. The favorable reserve development was principally from accident years 1999 through 2001, and was the result of the low number of large losses in recent years. Although property claims are generally reported relatively quickly, determining the ultimate cost of the claim can involve a significant amount of time between the occurrence of the claim and settlement.

Offsetting these favorable reserve developments were approximately $100 million of unfavorable reserve development in middle market workers compensation, approximately $70 million of unfavorable reserve development in programs written in CNA E&S, approximately $30 million of unfavorable reserve development on a contractors account package policy program and approximately $20 million of unfavorable development on middle market general liability coverages.

The unfavorable reserve development on workers compensation was principally due to additional reinsurance premiums for accident years 1999 through 2001.

A CNA E&S program, covering facilities that provide services to developmentally disabled individuals, accounts for approximately $50 million of the unfavorable reserve development. The development is due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during 2002, with most of the development from accident years 1999 and 2000. The other program, which contributed to the CNA E&S development, covers tow truck and ambulance operators in the 2000 and 2001 accident years. This program was started in 1999. The Company expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. Reviews completed during the year resulted in estimated loss ratios on the tow truck and ambulance business that are 25 points higher than the middle market commercial automobile liability loss ratios.

The unfavorable reserve development on contractors account package policies was the result of an actuarial review completed during 2002. Since this program is no longer being written, the Company expected that the change in reported losses would decrease each quarterly period. However, in recent quarterly periods, the change in reported losses has been higher than prior quarters, resulting in the unfavorable reserve development.

The expense ratio decreased 4.2 points as a result of decreased acquisition expenses, principally due to reduction in accruals for certain insurance-related assessments resulting from changes in the regulatory basis on which the assessments were calculated. Furthermore, the expense ratio decreased due to reduced head count as a result of the 2001 Plan and increased net earned premium base. The dividend ratio decreased 1.5 points primarily due to favorable current accident year dividends.

Net written premiums for Standard Lines increased $1,036 million in 2002 as compared with 2001. Included in the 2001 net written premiums were $830 million of ceded premiums related to corporate aggregate reinsurance treaties, additional ceded premiums arising from both the second quarter 2001 reserve strengthening and the WTC event, and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant premium items, net written premiums increased $206 million primarily as a result of strong rate increases, increased new business and lower ceded premiums.

Net earned premiums increased $1,545 million in 2002 as compared with 2001. Included in the 2001 net earned premiums were $1,195 million of ceded premiums related to corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the second quarter 2001 reserve strengthening, additional ceded premiums arising from the WTC event, and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant premium items, net earned premiums increased $350 million primarily as a result of the increases in net written premiums as described above.

Standard Lines achieved average rate increases of 27%, 17% and 13% in 2002, 2001 and 2000 for the contracts that renewed during these years and had retention rates of 68%, 76% and 68% for those contracts that were up for renewal.

2001 Compared with 2000

The net operating loss was $451 million in 2001 as compared with net operating income of $205 million in 2000. Included in the 2001 results were $621 million related to the second quarter 2001 reserve strengthening, $50 million related to the WTC event and $30 million for restructuring and other related charges. Excluding these significant items, net operating results increased $45 million due to improved underwriting results across most lines, except workers compensation. Net operating income in 2000 benefited from a reduction of accruals for certain insurance-related assessments due to changes in the basis on which the assessments were calculated. The after-tax impact of this change was $60 million in 2000. This improvement was partially offset by decreased net investment income, principally as a result of a $69 million decline in limited partnership income and increased interest expense for finite reinsurance other than corporate aggregate reinsurance treaties.

The combined ratio decreased 5.7 points in 2001 as compared with 2000, and the underwriting results improved $270 million. The change in the underwriting results and the combined ratio was driven by a decrease in the loss ratio, partially offset by increases in both the expense and dividend ratios. The loss ratio decline of 11.4 points reflects lower prior year adverse loss reserve development, excluding the second quarter 2001 reserve strengthening, and improved current year underwriting results across most lines, particularly the automobile and package lines, due to earned rate achievement and re-underwriting efforts undertaken in 2000. The expense ratio increased 4.5 points due primarily to the reduced net earned premium base in 2001, an increase in the accrual for guarantee fund assessments related to the Reliance insolvency and the decreased benefit from the change in the assessment base for certain insurance-related assessments discussed above. These declines were partially offset by lower acquisition expenses due to higher ceding commissions. The dividend ratio increased 1.2 points due primarily to adverse development in dividend reserves in 2001 compared with favorable reserve development recorded in 2000.

Net written premiums for Standard Lines decreased $906 million in 2001 as compared with 2000. Included in the 2001 net written premiums were $830 million of ceded premiums related to corporate aggregate reinsurance treaties, additional ceded premiums arising from both the second quarter 2001 reserve strengthening and the WTC event, and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant premium items, net written premiums decreased $76 million primarily due to increased adverse premium development, excluding the second quarter 2001 reserve strengthening, increased ceded premiums for reinsurance treaties other than corporate aggregate reinsurance treaties and $119 million due to a change in the timing of recording written premiums for policies with future effective dates. The change for policies with future effective dates was made in conjunction with statutorily required changes in recording written premiums and had no impact on net earned premiums or net income. Partially offsetting these decreases was increased new business in the primary property and small and middle-market lines.

Net earned premiums decreased $1,518 million in 2001 as compared with 2000. Included in the 2001 net earned premiums were $1,195 million of ceded premiums related to corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the reserve strengthening, additional ceded premiums arising from the WTC event, and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant premium items, net earned premiums decreased $323 million due primarily to the changes noted above in net written premiums.

SPECIALTY LINES

Business Overview

Specialty Lines provides professional, financial and specialty domestic and international property and casualty products and services through a network of brokers, managing general agencies and independent agencies. Specialty Lines provides solutions for managing the risks of its clients, including architects, engineers, lawyers, healthcare professionals, financial intermediaries and corporate directors and officers. Product offerings also include surety and fidelity bonds and vehicle and equipment warranty services.

Specialty Lines includes the following business groups: Professional Liability Insurance, CNA Guaranty and Credit, Surety, CNA Global and Warranty.

Professional Liability Insurance (CNA Pro) provides management and professional liability insurance and risk management services, primarily in the United States. This unit provides professional liability coverages for architects and engineers, realtors, non-Big Four accounting firms and law firms. CNA Pro also has market positions in directors and officers, employment practices, fiduciary and fidelity coverages. Specific areas of focus include privately held firms and not-for-profit organizations where CNA offers products. Products within CNA Pro are distributed through brokers, agents and managing general underwriters.

CNA Pro, through CNA HealthPro, also offers insurance products to serve the healthcare delivery system. Products are distributed on a national basis through a variety of channels including brokers, agents and managing general underwriters. Key customer segments include long term care facilities, allied healthcare providers, dental professionals and mid-size and large healthcare facilities and delivery systems. Additionally, CNA HealthPro offers risk management consulting services to assist customers in managing quality of care risks associated with the delivery of healthcare. Claim services are provided to manage and resolve claims. In addition, Caronia Corporation, an affiliate of CNA HealthPro, provides third-party claims administration for healthcare providers and facilities.

CNA Guaranty and Credit provides credit insurance on short term trade receivables for domestic and international clients as well as reinsurance to insurers who provide financial guarantees to issuers of asset-backed securities, money market funds and investment-grade corporate debt securities. The Guaranty business underwritten by CNA’s insurance affiliates excluding CNA’s ownership interest in R.V.I. Guaranty Co. Ltd. (RVI), an unconsolidated affiliate, is currently in run-off. The Credit business underwritten by CNA’s insurance affiliates was sold on December 31, 2002; however all inforce business and reserves at the date of sale were retained by CNA. The run-off of these businesses will occur over several years.

RVI is the largest monoline residual value insurer in the world, offering coverages to protect the insured against a decrease in the market value of a properly maintained asset at the termination of a lease.

Surety consists primarily of CNA Surety Corporation (CNA Surety), and its insurance subsidiaries. CNA Surety is traded on the New York Stock Exchange (SUR) and is the largest publicly traded provider of surety bonds, with approximately 9.6% of that market, based upon 2001 A.M. Best written premium data. CNA Surety offers small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of approximately 34,000 independent agencies. CNA owns approximately 64% of CNA Surety.

CNA Global consists of Marine and Global Standard Lines.

Marine serves domestic and global ocean marine needs, with markets extending across North America, Europe and throughout the world. Marine offers hull, cargo, primary and excess marine liability, marine claims and recovery products and services. Business is sold through national brokers, regional marine specialty brokers and independent agencies.

Global Standard Lines is responsible for coordinating and managing the direct business of CNA’s overseas property and casualty operations. This business identifies and capitalizes on strategic indigenous opportunities and currently has operations in Hawaii, Europe, Latin America and Canada.

Warranty provides warranty services that protect individuals and businesses from the financial burden associated with breakdown, under-performance or maintenance of a product. Products are distributed via a sales force employed or contracted through a program administrator. Warranty consists primarily of CNA National Warranty Corporation, which sells vehicle warranty services in the United States and Canada.

The following table details operating results for Specialty Lines.

Operating Results
	2002	2001	2000

Years ended December 31
(In millions)
Net written premiums	$2,383	$1,951	$1,932
Net earned premiums	2,178	1,896	1,847
Underwriting loss	(203)	(744)	(63)
Net investment income	253	314	376
Net operating income (loss)	28	(329)	196

Ratios
Loss and loss adjustment expense	77.1%	97.5%	67.2%
Expense	32.1	41.5	36.1
Dividend	0.1	0.2	0.1

Combined	109.3%	139.2%	103.4%

2001 adjusted underwriting loss*		$(310)

2001 adjusted ratios*
Loss and loss adjustment expense		75.3%
Expense		40.7
Dividend		0.2

Combined		116.2%

*The 2001 adjusted underwriting loss and adjusted ratios exclude the impact of the second quarter 2001 reserve strengthening, the WTC event, both net of the related benefit of corporate aggregate reinsurance treaties, and restructuring and other related charges.

2002 Compared with 2001

Net operating income was $28 million in 2002 as compared with a net operating loss of $329 million in 2001. The after-tax impact of the second quarter 2001 reserve strengthening on Specialty Lines was $275 million. The reserve strengthening related primarily to medical malpractice and national for-profit nursing home chains with exposure in Florida and Texas. This strengthening was necessitated by the continuing emergence of reported losses in excess of expectations and a thorough review of claim exposures. In response to these adverse trends, Specialty Lines withdrew from writing these coverages in certain states and instituted necessary rate increases. Additionally, reserve strengthening related to the marine business resulted from an increase in large claim frequency in marine cargo and hull coverages for accident years 1998 through 2000. Specialty Lines also strengthened reserves due to higher than expected losses arising from the high-hazard commercial auto business. Specialty Lines has taken rate action and reduced its exposure to unprofitable marine cargo and hull classes of business and has exited the high hazard commercial auto business.

Net operating results in 2001 were adversely impacted by $12 million of estimated losses related to the WTC event and $6 million for restructuring and other related charges. Excluding these 2001 significant items, net operating results increased $64 million for 2002 as compared with 2001. This increase was due primarily to an improvement in the 2002 underwriting results and the better alignment of premium earnings with the emergence of claims in the vehicle warranty line of business, which reduced operating results in 2001, and a $1 million after-tax reduction of the accrual for restructuring and other related charges in 2002 partially offset by a decline in net investment income, including a $13 million decline in limited partnership income.

Favorable reserve development of $13 million after-tax was recorded in 2002 in relation to the Enron exposures previously recorded as a charge of $30 million after-tax related to the bankruptcy filing of certain Enron entities in 2001. These charges consisted of $17 million after-tax of losses in connection with surety exposures, including advance payment obligations bonds and $13 million after-tax of other operating expenses in connection with collateralized debt obligations, a credit enhancement product. Additionally, the underwriting results for the London-based commercial and marine operations were unfavorable in 2001 as compared with 2002.

The combined ratio decreased 6.9 points in 2002 as compared with 2001, and the underwriting results improved $107 million as compared with the underwriting results for 2001. The change in the underwriting results and the combined ratio was driven by a decrease in the expense and dividend ratios, partially offset by an increase in the loss ratio. The loss ratio increased 1.8 points due principally to increased unfavorable net reserve development recorded in 2002. Partially offsetting these declines were improved current gross accident year loss ratios and rate increases across the entire book of business and the increased benefit related to additional cessions to the CCC Cover as a result of the prior year reserve development recorded in the third quarter of 2002. Net unfavorable reserve development, including premium development, of $137 million was recorded in 2002 as compared to unfavorable net reserve development of $46 million recorded in 2001, excluding the second quarter 2001 reserve strengthening. The gross carried reserve was $5,874 million and $5,668 million at December 31, 2002 and 2001. The net carried reserve was $3,373 million and $3,461 million at December 31, 2002 and 2001.

Unfavorable prior year reserve development of approximately $180 million was recorded for CNA HealthPro in 2002 and was driven principally by medical malpractice excess products provided to hospitals and physicians and coverages provided to long term care facilities, principally national for-profit nursing homes. Approximately $100 million of the prior year unfavorable reserve development was related to assumed excess products and loss portfolio transfers, and was primarily driven by unexpected increases in the number of excess claims in accident years 1999 and 2000. The percentage of total claims greater than $1 million has increased by 33%, from less than 3% of all claims to more than 4% of all claims. CNA HealthPro no longer writes assumed excess products and loss portfolio transfers.

Approximately $50 million of the prior year unfavorable reserve development was related to long term care facilities. The development was principally recorded for accident years 1997 through 2000. The average value of claims closed during the first several months of 2002 increased by more than 50% when compared to claims closed during 2001. In response to those trends, CNA HealthPro has reduced its writings of national for-profit nursing home chains. Excess products provided to healthcare institutions and physician coverages in a limited number of states were responsible for the remaining development in CNA HealthPro. The unfavorable reserve development on excess products provided to institutions for accident years 1996 through 1999 resulted from increases in the size of claims experienced by these institutions. Due to the increase in the size of claims, more claims were exceeding the point at which these excess products apply. The unfavorable reserve development on physician coverages was recorded for accident years 1999 through 2001 in Oregon, California, Arizona and Nevada. The average claim size in these states has increased by 20%, driving the change in losses.

The marine business recorded unfavorable reserve development of approximately $65 million during 2002. Approximately $50 million of this unfavorable reserve development was due to participation in voluntary pools. About half of the reserve development was recorded in accident years 1999 and 2000 with the remainder attributable to accident years prior to 1999. The reserves were based on recommendations provided by the pools. Participation in many of these pools has been discontinued. The remaining reserve development for the Marine business was due principally to unfavorable reserve development on hull and liability coverages from accident years 1999 and 2000 offset by favorable reserve development on cargo coverages recorded for accident year 2001. Reviews completed during 2002 showed additional reported losses on individual large accounts and other bluewater business that drove the unfavorable hull and liability reserve development. These additional losses during the first nine months of 2002 for accident years 1999 and 2000 were almost 75% higher than the provision that had been established at the end of 2001.

Offsetting the unfavorable reserve development was favorable development in CNA Pro and for Enron related exposures. Programs providing professional liability coverage to accountants, lawyers and realtors primarily drove favorable prior year reserve development of approximately $110 million in CNA Pro. Reviews of this business completed during 2002 have shown little activity for older accident years (principally prior to 1999), which reduced the need for reserves on these years. The reported losses on these programs for accident years prior to 1999 increased by approximately $5 million during 2002. This increase compared to the total reserve at the beginning of 2002 of approximately $180 million, net of reinsurance. Additionally, favorable reserve development of $20 million was associated with the Enron settlement. The Company had established a $20 million reserve for accident year 2001 for an excess layer associated with Enron related surety losses; however the case has settled for less than the attachment point of this excess layer. Also recorded in 2001 was reserve strengthening for the London-based commercial and marine operations and losses related to Enron entities as discussed above.

The expense ratio decreased 8.6 points as a result of the increase in earned premium base and the 2001 write-off of unrecoverable deferred acquisition costs in the vehicle warranty line of business and lower underwriting expenses due to decreased staff levels as a result of the 2001 Plan, and other expense reduction initiatives.

Net written premiums for Specialty Lines increased $432 million in 2002 as compared with 2001. Included in 2001 net written premiums were $68 million of ceded premium related to corporate aggregate reinsurance treaties, additional ceded premiums arising from both the reserve strengthening and WTC event, and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant premium items, net written premiums increased $364 million primarily as a result of growth in most lines of business, including CNA Pro and Global, due to strong rate increases and increased new business.

Net earned premiums increased $282 million in 2002 as compared with 2001. Included in 2001 net earned premiums were $82 million related to corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the reserve strengthening, additional ceded premiums arising from the WTC event and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant premium items, net earned premiums increased $200 million primarily as a result of the increases in net written premiums as noted above.

Specialty Lines achieved average rate increases of 26%, 13% and 5% in 2002, 2001 and 2000 for the contracts that renewed during these years and had retention rates of 76%, 78% and 78% for those contracts that were up for renewal. The retention rates above apply to Specialty Lines excluding the CNA Guaranty and Credit, Surety and Warranty businesses.

2001 Compared with 2000

The net operating loss was $329 million in 2001 as compared with net operating income of $196 million in 2000. Included in the 2001 results were $275 million related to the second quarter 2001 reserve strengthening, $12 million related to the WTC event and $6 million for restructuring and other related charges.

Excluding these significant items, net operating results decreased $232 million for 2001 as compared with 2000. This decrease was due primarily to unfavorable 2001 underwriting results for the London-based commercial and marine operations compared to 2000 and $30 million of after-tax losses related to Enron, as described above, in the fourth quarter of 2001. Additionally, net operating results declined as a result of the write-off of unrecoverable deferred acquisition costs and better alignment of premium earnings patterns with the emergence of claims in the vehicle warranty line of business, a decreased benefit from the use of finite reinsurance and decreased net investment income, principally resulting from a $29 million decline in limited partnership income.

The combined ratio increased by 12.8 points in 2001 as compared with 2000 and the underwriting results declined by $247 million. This change is due to increases in both the loss and expense ratios. The loss ratio increased 8.1 points primarily as a result of losses related to Enron, favorable loss reserve development recorded in 2000 for the architects and engineers business not present in 2001, and unfavorable underwriting results in global and marine lines related to the current accident year reserve strengthening discussed above. The increase in the expense ratio is due primarily to the write-off of unrecoverable deferred acquisition costs in the vehicle warranty line of business and increased expenses in the European operations.

Net written premiums for Specialty Lines increased $19 million in 2001 as compared with 2000. Included in 2001 net written premiums were $68 million related to corporate aggregate reinsurance treaties, additional ceded premiums arising from both the reserve strengthening and WTC event, and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant premium items, net written premiums increased $87 million primarily as a result of strong production in coverage for law firms, long term care, and architects and engineers products as well as increased rate achievement in Europe, primarily in property lines and decreased ceded premiums related to finite reinsurance for the medical professional liability lines. Partially offsetting these increases was $77 million resulting from additional ceded premiums related to core corporate aggregate reinsurance treaties, as well as declines in the warranty and guaranty lines. Net written premiums also decreased $23 million due to a change in the timing of recording written premiums for policies with future effective dates. This change was made in conjunction with statutorily required changes in recording written premiums and has no impact on net earned premiums or net income.

Net earned premiums increased $49 million in 2001 as compared with 2000. Included in 2001 net earned premiums were $82 million related to corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the reserve strengthening, additional ceded premiums arising from the WTC event and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant premium items, net earned premiums increased $131 million related primarily to the reasons noted above as well as the reserve for retrospective premium increase recorded in 2000.

CNA RE

Business Overview

CNA Re offers treaty, facultative, and financial reinsurance, and operates primarily in the United States and select global markets as a reinsurer in the broker market for treaty products and in the direct market for facultative products.

Both treaty and facultative operations are headquartered in Chicago. CNA Re also operates Facultative branch offices in Atlanta, Chicago, Cleveland, Dallas, Hartford, New York, Philadelphia and Phoenix.

CNA Re’s operations also included the business of CNA Re U.K., a United Kingdom reinsurance company. On October 31, 2002, the Company completed the sale of CNA Re U.K. to Tawa UK Limited (Tawa), a subsidiary of the Artemis Group, a diversified French-based holding company. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by Continental Casualty Company (CCC). See the Investments section of the MD&A for further details of the sale of CNA Re U.K. CNA Re’s U.K. subsidiaries ceased new underwriting activities in the third quarter of 2001. This sale does not impact CNA Re’s on-going U.S.-based operations.

CNA Re markets products in the following Treaty business segments: standard lines, global catastrophe, specialty, surplus lines and financial reinsurance. In addition, CNA Re markets property and casualty facultative products directly to clients through its facultative offices as well as through smartfac.com, its on-line facultative submission site.

The following table details operating results for CNA Re.

Operating Results
	2002	2001	2000

Years ended December 31
(In millions)
Net written premiums	$605	$524	$951
Net earned premiums	642	641	1,089
Underwriting loss	(58)	(1,048)	(68)
Net investment income	144	172	211
Net operating income (loss)	65	(622)	92

Ratios
Loss and loss adjustment expense	78.4%	221.2%	79.1%
Expense	30.7	42.4	27.2

Combined	109.1%	263.6%	106.3%

2001 adjusted underwriting loss*		$(252)

2001 adjusted ratios*
Loss and loss adjustment expense		98.3%
Expense		38.5

Combined		136.8%

*The 2001 adjusted underwriting loss and adjusted ratios exclude the impact of the second quarter 2001 reserve strengthening, the WTC event, both net of the related benefit of corporate aggregate reinsurance treaties, and restructuring and other related charges.

2002 Compared with 2001

Net operating income was $65 million in 2002 as compared with a net operating loss of $622 million in 2001. The after-tax impact, net of the related corporate aggregate reinsurance treaty benefit, of the second quarter 2001 reserve strengthening on CNA Re was $346 million. The strengthening was based upon second quarter 2001 reviews that showed the emergence of higher than expected reported losses. The reserve strengthening related to a number of lines, including excess of loss liability and professional liability, in accident years 1997 to 2000.

Net operating results decreased $176 million in 2001 due to estimated losses related to the WTC event, net of related corporate aggregate reinsurance treaties benefit and $6 million for restructuring and other related charges. Excluding these 2001 significant items, net operating results improved $159 million for 2002 as compared with 2001. This increase was due to improved underwriting results and an increased benefit related to the additional cessions to CCC Cover as a result of the increase in WTC related losses recorded in the first quarter of 2002, as discussed below, partially offset by a decrease in net investment income, principally resulting from a $7 million decline in limited partnership income.

Additionally, net operating results in 2001 included a $160 million charge to strengthen prior underwriting year loss reserves for CNA Re U.K. There was no tax benefit related to this charge due to the inability to recover further tax benefits related to the underwriting losses of CNA Re U.K. Also included in 2001 were Enron-related losses of $22 million, primarily for reinsurance of surety obligations.

During 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re’s WTC event losses, the Company performed a treaty-by-treaty analysis of exposure. The Company’s original loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of

CNA Re’s cedants. Information that became available in the first quarter of 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144 million was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums. Approximately $95 million of CNA Re’s net WTC loss estimate was attributable to CNA Re U.K., which was sold in 2002.

The combined ratio decreased 27.7 points in 2002 as compared with 2001, and underwriting results improved $194 million. The improvement in underwriting results and the combined ratio was driven by decreases in the loss and expense ratios. The loss ratio decrease of 19.9 points is principally due to lower net prior year reserve strengthening in 2002 as compared with 2001 and a net $32 million net underwriting benefit related to corporate aggregate reinsurance treaties recorded in 2002 and improved current accident year results. The 2001 net prior year reserve strengthening includes a $160 million after-tax charge to strengthen prior underwriting year reserves for CNA Re U.K. recorded in 2001. Net unfavorable reserve development, including premium development, of $43 million was recorded in 2002 as compared with $214 million of unfavorable development recorded in 2001, excluding the second quarter 2001 reserve strengthening. The gross carried reserve was $2,264 million and $4,644 million at December 31, 2002 and 2001. The net carried reserve was $1,362 million and $3,013 million at December 31, 2002 and 2001. At the sale date, the gross and net carried reserves related to CNA Re U.K. were $2,092 million and $1,316 million. At December 31, 2001, the gross and net carried reserves related to CNA Re U.K. were $2,367 million and $1,265 million.

The prior year reserve strengthening recorded in 2002 was the result of an actuarial review completed during 2002 and was primarily recorded in the directors and officers, professional liability errors and omissions, and surety lines of business. Several large losses, as well as continued increases in the overall average size of claims for these lines, have resulted in higher than expected loss ratios.

The expense ratio decreased 7.8 points primarily as a result of a shift in business mix resulting in lower commission rates and a reduction in underwriting expenses relative to the earned premium base.

Net written premiums for CNA Re increased $81 million in 2002 as compared with 2001. Included in 2001 net written premiums were $59 million related to corporate aggregate reinsurance treaties and additional ceded premiums arising from both the reserve strengthening and WTC event. These reductions in net written premiums were more than offset by $89 million of reinstatement premiums related to the WTC event. Excluding these 2001 significant premium items, net written premiums increased $111 million principally as a result of clients increasing their premium writings, achieved rate increases, an increase in new business and $25 million related to the sale of CNA Re U.K. These increases were partially offset by the 2001 decision to cease new and renewal business writings at CNA Re U.K. Net earned premiums increased $1 million in 2002 as compared with 2001.

2001 Compared with 2000

The net operating loss was $622 million in 2001 as compared with net operating income of $92 million in 2000. Included in the 2001 results were $346 million related to the second quarter 2001 reserve strengthening, $176 million of losses related to the WTC event, net of related corporate aggregate reinsurance treaties benefit, and $6 million for restructuring and other related charges. Excluding these significant items, net operating results decreased $186 million in 2001 as compared with 2000 due primarily to a $160 million charge to strengthen prior underwriting year reserves for CNA Re U.K. Additionally, net operating results decreased as a result of Enron-related losses of $22 million primarily for reinsurance of surety obligations, and decreased net investment income, including a $13 million decline in limited partnership income. These declines were partially offset by improved current accident year results.

The combined ratio increased 30.5 points in 2001 as compared with 2000 and the underwriting results declined $184 million. The change in the combined ratio and underwriting results is due to increases in both the loss and expense ratios. The loss ratio increased 19.2 points due to prior underwriting year adverse loss reserve development and Enron-related losses discussed above. Partially offsetting this increase was a decrease in losses as a result of improvement in the current accident year loss ratios in the domestic and U.K. operations. While operating expenses have decreased for 2001 as compared with 2000, the expense ratio has increased due to the reduced net earned premium base.

Net written premiums for CNA Re decreased $427 million in 2001 as compared with 2000. Included in 2001 net written premiums were $59 million related to corporate aggregate reinsurance treaties and additional ceded premiums arising from both the reserve strengthening and WTC event. These reductions in net written premiums were more than offset by $89 million of reinstatement premiums related to the WTC event. Excluding these 2001 significant premium items, net written premiums decreased $457 million as a result of $161 million of ceded premiums related to corporate aggregate reinsurance treaties and the announced intention to sell the U.K. subsidiaries. Net earned premiums decreased $448 million in 2001 as compared with 2000 related primarily to the reasons noted above.

GROUP OPERATIONS

Business Overview

Group Operations provides group life, group health insurance and investment products and services to employers, affinity groups and other entities that purchase insurance as a group.

Group Operations includes three principal business units: Group Benefits, Federal Markets and Institutional Markets and Other, which also includes results from businesses that CNA has exited; retail variable life and annuities and life reinsurance.

Group Benefits is in the employee benefits marketplace and offers group term life and accident insurance, short term and long term disability, statutory disability, long term care and specialty medical products and related services. Target employers range from small private companies to large public corporations. Specific areas of opportunity include the small case market as well as under-served industries. Products are marketed through a nationwide operation of 31 sales offices, third-party administrators, managing general agents and insurance consultants.

Federal Markets provided health insurance benefits to federal employees, retirees and their families, insuring nearly one million members under the National Postal Mail Handlers Union group benefits plan (the Mail Handlers Plan). On July 1, 2002, the Company sold its federal health plan administrator, Claims Administration Corporation, and transferred the Mail Handlers Plan to First Health Group. As a result of this transaction, the Company recognized a $7 million pretax realized loss on the sale of Claims Administration Corporation and $15 million of pretax non-recurring fee income related to the transfer of the Mail Handlers Plan.

Institutional Markets and Other is a provider of annuities and investment products to pension plan sponsors and other institutional customers. The products include traditional and synthetic guaranteed investment contracts (GICs), indexed contracts, group annuities and funding agreements. CNA offers an Index 500 product, which is a guaranteed investment contract that is indexed to the performance of the Standard & Poor’s 500® (S&P 500 ®) Index.

Also within Group Operations is CNA Trust, a limited operations bank located in Costa Mesa, California, which provides full trustee and pension third-party administrative services to the under 500-life employer markets. Products include qualified and non-qualified plans and IRAs. Products are marketed through life insurers and mutual fund companies.

The variable products business was exited in the fourth quarter of 2001. During July 2002, the Company entered into an agreement, whereby The Phoenix Companies, Inc. acquired the variable life and annuity business of VFL through a coinsurance arrangement, with modified coinsurance on the separate accounts. The life reinsurance business was sold on December 31, 2000.

The following table details operating results for Group Operations.

Operating Results
Years ended December 31	2002	2001	2000

(In millions)
Net earned premiums	$2,327	$3,378	$3,444
Deposits*	210	251	547
Net investment income	252	241	267
Net operating income	104	22	85

*Primary measure of production for wealth accumulation products.

2002 Compared with 2001

Net operating income increased by $82 million in 2002 as compared with 2001. Included in the 2001 results were $35 million related to the WTC event and $27 million related to restructuring and other related charges. Excluding these 2001 significant items, net operating results improved $20 million due primarily to growth in the disability and long term care products, increased net investment income and diminished losses due to the exit of unprofitable variable life and annuity lines of business. Net operating results also improved due to favorable reserve development relating to the WTC event of $4 million after-tax recorded in 2002. Partially offsetting these improvements was net unfavorable reserve strengthening in Group Benefits due to unfavorable mortality trends.

Net earned premiums for Group Operations decreased $1,051 million for 2002 as compared with 2001. This decline was due primarily to the transfer of the Mail Handlers Plan partially offset by an increase in premiums in the disability and long term care products within Group Benefits. Net earned premiums for the Mail Handlers Plan was $1,151 million as compared with $2,218 million in 2001. Deposits for Group Operations decreased $41 million for 2002 as compared with 2001 primarily due to reduced sales of S&P 500 ® contracts in Institutional Markets.

Group Operations achieved rate increases that averaged approximately 5%, 6% and 3% in 2002, 2001 and 2000 for the disability, accident and life lines of business within Group Benefits. Premium persistency rates were approximately 81%, 81% and 84% in 2002, 2001 and 2000.

2001 Compared with 2000

Net operating income decreased by $63 million in 2001 as compared with 2000. Included in the 2001 results were $35 million related to the WTC event and $27 million related to restructuring and other related charges. Included in the restructuring and other related charges was a $23 million write-off of deferred acquisition costs on inforce variable life and annuity contracts as the Company believed that its decision to discontinue these products would negatively impact the persistency of the business. Excluding these 2001 significant items, net operating results decreased $1 million primarily as a result of the sale of life reinsurance and a decrease in limited partnership income of $15 million. Life reinsurance contributed net operating income of $22 million in 2000. Partially offsetting these declines were improvements realized by exiting unprofitable lines of approximately $18 million and increased income in other product lines, primarily the single premium guaranteed annuity, GIC and disability and group long term care lines, of $18 million.

Net earned premiums for Group Operations decreased $66 million for 2001 as compared with 2000. Net earned premiums declined $228 million as a result of the sale of life reinsurance. This decline was partially offset by increases in Federal Markets of $138 million due to increased medical cost trends and growth in Group Benefits of $36 million, particularly in the disability and group long term care lines of business. Deposits for Group Operations decreased $296 million in 2001 as compared to 2000 due to reduced sales of GIC and S&P 500 ® contracts in Institutional Markets.

LIFE OPERATIONS

Business Overview

Life Operations provides financial protection to individuals through term life insurance, universal life insurance, individual long term care insurance, annuities and other products. Life Operations has several distribution relationships and partnerships including managing general agencies, other independent agencies working with CNA life sales offices, a network of brokers and dealers, and other independent insurance consultants.

Individual life primarily offers level premium term life insurance, universal life insurance and related products. Single premium immediate annuities as well as structured settlement annuities are also offered. Individual long term care products provide reimbursement for covered nursing home and home health care expenses incurred due to physical or mental disability.

Other operations include operations in certain international markets and life settlements contract business. The Company decided to cease purchasing new life settlement policies indefinitely beginning in 2001 and ceased sale of new policies in its international operations in 2002.

The following table details operating results for Life Operations.

Operating Results
	2002	2001	2000

Years ended December 31
(In millions)
Sales volume:*	$1,562	$1,575	$1,442
Net earned premiums	930	873	773
Net investment income	540	486	467
Net operating income	94	63	119

*Sales volume is a cash-based measure that includes premiums and annuity considerations, investment contract deposits and other sales activities that are not reported as premiums under accounting principles generally accepted in the United States of America (GAAP).

2002 Compared with 2001

Net operating income increased by $31 million in 2002 as compared with 2001. Included in the 2001 results were $19 million related to restructuring and other related charges and $14 million related to the WTC event. Excluding these 2001 significant items, net operating results decreased $2 million due primarily to net reserve strengthening for individual long term care, unfavorable individual long term care morbidity and increased costs related to the life settlement business in 2002. These decreases were partially offset by higher net investment income, a decrease in reinsurance charges, favorable reserve development relating to the WTC event of $10 million after-tax recorded in 2002 as compared with 2001, and a $1 million after-tax reduction of the accrual for restructuring and other related charges recorded in 2002.

Sales volume for Life Operations decreased by $13 million in 2002 as compared with 2001. This decrease was attributable primarily to lower sales of structured settlement annuities, partially offset by increased sales in the individual long term care product. Net earned premiums increased $57 million in 2002 as compared with 2001 attributable primarily to growth in the individual long term care product partially offset by sales declines in structured settlement annuities.

As a result of recent experience and the fourth quarter reserve strengthening of $35 million pretax for individual long term care, the Company is undertaking a full review of its product offerings in this line. The focus is to determine whether the current products provide adequate pricing flexibility under the range of reasonably possible claims experience levels. Until this review is completed, the Company intends to significantly reduce new sales of this product. Premium will continue to be received on inforce business, but the actions to reduce new business will lower the rate of overall premium growth for this line. The outcome of the Company’s review and potential future actions could have a material adverse effect on CNA’s results of operations.

2001 Compared with 2000

Net operating income decreased by $56 million in 2001 as compared with 2000. Included in the 2001 results were $19 million related to restructuring and other related charges and $14 million related to the WTC event. Excluding these 2001 significant items, net operating results decreased $23 million due primarily to decreased net investment income from limited partnerships of $21 million.

Sales volume for Life Operations increased by $133 million in 2001 as compared with 2000. This increase was driven primarily by improved sales in structured settlements and increased renewals and new sales in individual long term care products. Net earned premiums increased $100 million in 2001 as compared with 2000. This improvement is attributable primarily to improved sales of structured settlement annuities due to favorable pricing conditions and individual long term care products, partially offset by a decrease in new individual life business.

CORPORATE AND OTHER

Business Overview

The Corporate and Other segment is principally comprised of losses and expenses related to the centralized adjusting and settlement of APMT claims, certain run-off insurance operations and other operations.

APMT consists of the losses and expenses related to the centralized adjusting and settlement of APMT claims that were formerly included in the property and casualty segments. See the Environmental Pollution and Mass Tort and Asbestos Reserves section on the following pages for a description of APMT reserves.

Run-off insurance operations consists of personal insurance, entertainment insurance, agriculture insurance, group reinsurance and other financial lines as well as the direct financial guarantee business underwritten by CNA’s insurance affiliates and other insurance run-off operations. Run-off insurance operations also includes assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health coverages (IGI Program).

On October 1, 1999, certain CNA subsidiaries completed a transaction with Allstate to transfer substantially all of CNA’s personal insurance lines of business.

Other operations include interest expense on corporate borrowings, asbestos claims related to Fibreboard Corporation, eBusiness initiatives, CNA UniSource and inter-company eliminations.

CNA UniSource provided human resources, information technology, payroll processing and professional employer organization services. During 2002, the Company decided to exit the lines of business provided by CNA UniSource. Effective March 31, 2002, CNA UniSource ceased providing professional employer organization services. Effective December 31, 2002, CNA UniSource ceased payroll processing services.

The following table details operating results for the Corporate and Other segment.

Operating Results
	2002	2001	2000

Years ended December 31
(In millions)
Net investment income	$143	$155	$183
Operating revenues	371	402	656
Net operating loss	(92)	(1,091)	(189)

2002 Compared with 2001

Net operating results increased by $999 million in 2002 as compared with 2001. The after-tax impact of the second quarter 2001 reserve strengthening on the Corporate and Other segment was $837 million, including $778 million for APMT. See the Environmental Pollution and Mass Tort and Asbestos Reserves section following for a discussion of this charge. Net operating income in 2001 also decreased by $77 million of restructuring and other related charges and $17 million related to the WTC event for group reinsurance.

Excluding these 2001 significant items, net operating results improved $68 million in 2002 as compared with 2001. Reduced expenses for e-Business initiatives and improved results for group reinsurance were offset by lower net investment income, principally resulting from a $6 million decline in limited partnership income, higher losses related to the runoff of CNA UniSource and severance and other costs related to changes in senior management in 2002. Also contributing to the improvement was a $17 million after-tax reduction in the accrual for restructuring and other related charges recorded in 2002.

During 2002, favorable net reserve development, including premium development, of $23 million was recorded in the Corporate and Other segment as compared with unfavorable net reserve development of $63 million recorded in 2001, excluding the second quarter 2001 reserve strengthening. The gross carried claim and claim adjustment expense reserve was $4,847 million and $5,043 million at December 31, 2002 and 2001. The net carried claim and claim adjustment expense reserve was $2,002 million and $2,110 million at December 31, 2002 and 2001.

Personal insurance recorded unfavorable reserve development of $35 million on accident years 1997 through 1999. These losses were subject to retroactive reinsurance agreements with Allstate that covers losses occurring prior to October 1, 1999. These reinsurance agreements were entered into as part of the sale of the Company’s personal insurance business to Allstate. CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1 billion at the date of sale. The Company must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1 billion. The Company’s remaining obligation valued under this loss sharing provision as of October 1, 2003, will be settled by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies are expected to exceed $1 billion during 2003. The Company has established reserves for its estimated liability under this loss sharing arrangement. The unfavorable reserve development was principally due to continuing policyholder defense costs associated with remaining open claims. At the end of 2002, approximately 4,800 claims remain open. It was anticipated these claims would be closed more quickly, eliminating further defense coverage costs.

The unfavorable reserve development on personal insurance was offset by favorable reserve development on other runoff business driven principally by financial and mortgage guarantee coverages from accident years 1997 and prior. The favorable reserve development on financial and mortgage guarantee coverages resulted from a review of the underlying exposures and the outstanding losses. This review showed that salvage and subrogation continues to be collected on these types of claims, thereby reducing estimated future losses net of anticipated reinsurance recoveries.

Total operating revenues decreased $31 million in 2002 as compared with 2001. This decrease was due primarily to reduced revenues for CNA UniSource, due to the exit of this business, and reduced net investment income partially offset by increased net earned premiums in group reinsurance.

2001 Compared with 2000

Net operating results declined $902 million in 2001 as compared with 2000. The after-tax impact of the second quarter 2001 reserve strengthening on the Corporate and Other segment was $837 million, including $778 million for APMT. See the Environmental Pollution and Mass Tort and Asbestos Reserves section following for a discussion of this charge. Net operating income for 2001 also decreased by $77 million for restructuring and other related charges and $17 million related to the WTC event for group reinsurance.

Excluding these 2001 significant items, net operating results increased $29 million primarily as a result of lower interest expense on corporate borrowings in 2001 as compared with 2000 and a non-recurring favorable adjustment of expense recoveries under a service contract related to personal insurance. These increases were partially offset by $45 million for non-recurring ceding commissions included in 2000 results related to the transfer of the personal insurance line of business to Allstate in 1999, $35 million related to increased eBusiness initiatives in 2001 and $12 million due to decreased limited partnership income.

Total operating revenues decreased $254 million in 2001 as compared with 2000. This decline was due to a decrease in net investment income and net earned premiums from run-off insurance operations, particularly the entertainment and agriculture insurance lines.

Environmental Pollution and Mass Tort and Asbestos (APMT) Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to environmental pollution and mass tort and asbestos claims.

The following table provides data related to CNA’s environmental pollution and mass tort and asbestos claim and claim adjustment expense reserves.

Environmental Pollution and Mass Tort and Asbestos

	December 31, 2002		December 31, 2001

	Environmental		Environmental
	Pollution		Pollution
	and Mass		and Mass
	Tort	Asbestos	Tort	Asbestos

(In millions)
Gross reserves	$830	$1,758	$837	$1,644
Ceded reserves	(313)	(527)	(204)	(392)

Net reserves	$517	$1,231	$633	$1,252

There was no asbestos or environmental pollution and mass tort-related net claim and claim adjustment expense reserve development for the year ended December 31, 2002. As a result of a change in estimate resulting from the Company’s semi-annual ground-up review of APMT accounts, gross and ceded APMT reserves were increased. The settlement scenarios that supported higher estimated gross and higher estimated ceded reserves were judged to be the most appropriate. However, net reserves remained unchanged. The estimation of reinsurance recoverables on accounts is highly dependent on the allocation of each account’s estimated ultimate losses to the available historical insurance coverage. This allocation becomes more refined as accounts and their insurers enter more serious settlement negotiations.

During 2002, net reserves were identified relating to APMT related claim and claim adjustment expense reserves for assumed reinsurance pools, which reflects improvements in the identification of APMT activity from assumed reinsurance and pools. The inclusion of these additional APMT reserves increased the APMT reserves and decreased other reserves, resulting in no net change in the Company's overall carried claim and claim adjustment expense reserves.

Environmental Pollution and Mass Tort

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfunds) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (PRPs). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,200 cleanup sites have been identified by the Environmental Protection Agency (EPA) and included on its National Priorities List (NPL). State authorities have designated many cleanup sites as well.

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

A number of proposals to reform Superfund have been made by various parties. In 2002, no reforms were enacted by Congress. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible impact upon CNA’s results of operations or equity.

The Company’s ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and in the area of environmental, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by the Company post 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

As of December 31, 2002 and 2001, CNA carried approximately $517 million and $633 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental and mass tort net claim and claim adjustment expense reserve development for the year ended December 31, 2002. Unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development for the years ended December 31, 2001 and 2000 amounted to $468 million and $15 million. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $116 million, $203 million and $135 million during the years ended December 31, 2002, 2001 and 2000.

Asbestos

CNA’s property and casualty insurance subsidiaries also have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims.

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

As of December 31, 2002 and 2001, CNA carried approximately $1,231 million and $1,252 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims.

There was no asbestos-related net claim and claim adjustment expense reserve development for the year ended December 31, 2002. Unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2001 and 2000 amounted to $773 million and $65 million. The Company paid asbestos-related claims, net of reinsurance, of $20 million, $171 million and $126 million during the years ended December 31, 2002, 2001 and 2000, excluding payments made in connection with the 1993 settlement of litigation related to Fibreboard Corporation.

CNA has structured settlement agreements with four of its policyholders for which it has future payment obligations. Structured settlement agreements provide for payments of sums certain over multiple years as set forth in each individual agreement. As to the four structured settlement agreements existing at December 31, 2002, payment obligations under those settlement agreements are projected to terminate in 2016. For these four structured settlement agreements, CNA has reserved $118 million, net of reinsurance.

CNA, through its acquisition of The Continental Insurance Company (CIC) in 1995, acquired obligations under the Wellington Agreement. In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At December 31, 2002, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts. With respect to the five remaining unpaid Wellington obligations, CNA has evaluated its exposure under these agreements and has established a $28 million reserve, net of reinsurance, for Wellington obligations.

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At December 31, 2002, CNA had negotiated 23 such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. The Company has evaluated these commitments and has established a $66 million reserve, net of reinsurance, to fund coverage in place agreements based on current projections of claims volumes and severities.

At December 31, 2002, CNA’s total IBNR reserve for asbestos was $729 million, net of reinsurance. For asbestos exposure, CNA classifies its IBNR reserve as assigned or unassigned. In circumstances where CNA has executed a settlement agreement with its policyholder, CNA assigns IBNR reserve to that account to cover the projected value of the settlement. At December 31, 2002, the assigned IBNR reserve was $166 million, net of reinsurance. The unassigned IBNR reserve relates to potential development on accounts that have not settled and potential future claims for unidentified policyholders. At December 31, 2002, CNA’s unassigned IBNR reserve was $563 million, net of reinsurance.

At December 31, 2002, the Company categorized active accounts as large or small accounts. CNA defined a large account as an active account with more than $100 thousand cumulative paid losses through December 31, 2002. CNA had 150 large accounts with a collective reserve of $220 million, net of reinsurance. The Company made closing large accounts a significant management priority. Small accounts were defined as active accounts with $100 thousand or less cumulative paid losses through December 31, 2002. CNA had 939 small accounts with a collective reserve of $90 million, net of reinsurance.

The chart below depicts CNA’s overall pending asbestos accounts and associated reserves at December 31, 2002.

Pending Asbestos Accounts and Associated Reserves

At December 31, 2002		Net paid losses	Net Asbestos	Percent of
	Number of	(recoveries)	reserves	Asbestos
	policyholders	(In millions)	(In millions)	Reserves

Policyholders with settlement agreements
Structured Settlements	4	$12	$118	10%
Wellington	5	–	28	3
Coverage in place	23	(15)	66	5
Fibreboard	1	1	55	4

Total with settlement agreements	33	(2)	267	22

Other policyholders with active accounts
Large asbestos accounts	150	(8)	220	18
Small asbestos accounts	939	16	90	7

Total other policyholders	1,089	8	310	25

Assumed reinsurance and pools	–	15	91	7
Unassigned IBNR	–	–	563	46

Total	1,122	$21	$1,231	100%

In 2002, at least 15 companies filed for bankruptcy protection citing costs associated with asbestos claims litigation as a basis for filing. Since 1982, at least 67 companies, including the 15 companies that filed in 2002, that mined asbestos, or manufactured or used asbestos-containing products, have filed for bankruptcy. This phenomenon has prompted plaintiff attorneys to file claims against companies that had only peripheral involvement with asbestos. Many of these defendants were users or distributors of asbestos-containing products, or manufacturers of products in which asbestos was encapsulated. These defendants include equipment manufacturers, brake, gasket, and sealant manufacturers, and general construction contractors. According to a comprehensive report on asbestos litigation recently released by the Rand Corporation, over 6,000 companies have been named as defendants in asbestos lawsuits, with 75 out of 83 different types of industries in the United States impacted by asbestos litigation. The study found that a typical claimant names 70 to 80 defendants, up from an average of 20 in the early years of asbestos litigation.

Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. The Company has attempted to manage such exposures by aggressive settlement strategies. Nevertheless, there can be no assurance any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse impact on CNA’s results of operations or equity.

On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow – Liptak Corporation. Under the agreement, CNA will be required to pay $74 million, net of reinsurance recoveries, over a ten year period. The settlement resolves CNA’s liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow-Liptak Corporation and related subsidiaries, including alleged “non-products” exposure. The settlement is subject to bankruptcy court approval and confirmation of a bankruptcy plan containing a channeling injunction to protect CNA from any future claims. The Company’s recorded reserves as of December 31, 2002, included reserves for this exposure.

CNA is engaged in insurance coverage litigation with Robert A. Keasbey Company (Keasbey) and associated claimants in New York state court (Continental Casualty Company vs. Robert A. Keasbey Company et al., Supreme Court State of New York – County of New York, No. 401621/02). Keasbey was a seller and installer of asbestos products in the New York and New Jersey area. CNA paid its full product liability limits to Keasbey in prior years. Claimants against Keasbey now claim CNA owes additional coverage under the operations section of policies issued to it by CNA. CNA is also a party to insurance coverage litigation between Burns & Roe Enterprises, Inc. (Burns & Roe) and its insurance carriers related to asbestos bodily injury and wrongful death claims (In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610). Burns & Roe provided various engineering and related services in connection with construction projects. Burns & Roe is currently in bankruptcy. There are numerous factual and legal issues to be resolved in connection with these cases and it is difficult to predict the outcome or financial exposure represented by these matters in light of the novel theories asserted by policyholders and their counsel.

Policyholders have also initiated litigation directly against CNA and other insurers. CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. In addition, lawsuits have been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). It is difficult to predict the outcome or financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted.

CNA reviews each active asbestos account every six months to determine whether changes in reserve estimates may be necessary. The Company considers input from its analyst professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of the Company, and its actuarial staff. These professionals review, among many factors, the policyholder’s present and future exposures (including such factors as claims volume, disease mix, trial conditions, settlement demands and defense costs); the policies issued by CNA (including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles); the existence of other insurance; and reinsurance arrangements.

Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-

related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA’s ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented, CNA’s abilities to recover reinsurance, future court decisions and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse impact on CNA’s results of operations or equity.

With respect to environmental and mass tort reserves, commencing in 2000 and continuing into the first and second quarters of 2001, CNA received a number of new reported claims, some of which involved declaratory judgment actions premised on court decisions purporting to expand insurance coverage for pollution claims. In these decisions, several courts adopted rules of insurance policy interpretation which established joint and several liability for insurers consecutively on a risk during a period of alleged property damage; and in other instances adopted interpretations of the “absolute pollution exclusion,” which weakened its effectiveness in most circumstances. In addition to receiving new claims and declaratory judgment actions premised upon these unfavorable legal precedents, these court decisions also impacted CNA’s pending pollution and mass tort claims and coverage litigation. During the spring of 2001, CNA reviewed specific claims and litigation, as well as general trends, and concluded reserve strengthening in this area was necessary.

In the area of mass torts, several well-publicized verdicts arising out of bodily injury cases related to allegedly toxic mold led to a significant increase in mold-related claims in 2000 and the first half of 2001. CNA’s reserve increase in the second quarter of 2001 was caused in part by this increased area of exposure.

With respect to other court cases and how they might affect the Company’s reserves and reasonable possible losses, the following should be noted. State and federal courts issue numerous decisions each year, which potentially impact losses and reserves in both a favorable and unfavorable manner. Examples of favorable developments include decisions to allocate defense and indemnity payments in a manner so as to limit carriers’ obligations to damages taking place during the effective dates of their policies; decisions holding that injuries occurring after asbestos operations are completed are subject to the completed operations aggregate limits of the policies; and decisions ruling that carriers’ loss control inspections of their insured’s premises do not give rise to a duty to warn third parties to the dangers of asbestos.

Examples of unfavorable developments include decisions limiting the application of the “absolute pollution” exclusion; and decisions holding carriers liable for defense and indemnity of asbestos and pollution claims on a joint and several basis.

Throughout 2000, and into 2001, CNA experienced significant increases in new asbestos bodily injury claims. In light of this development, CNA formed the view that payments for asbestos claims could be higher in future years than previously estimated. Moreover, in late 2000 through mid-2001, industry sources such as rating agencies and actuarial firms released analyses and studies commenting on the increase in claim volumes and other asbestos liability developments. For example, A.M. Best released a study in May 2001 increasing its ultimate asbestos reserve estimate 63% from $40 billion to $65 billion, citing an unfunded insurance industry reserve shortfall of $33 billion. In June 2001, Tillinghast raised its asbestos ultimate exposure from $55 billion to $65 billion for the insurance industry and its estimate of the ultimate remaining asbestos liability for all industries was raised to $200 billion.

Also in the 2000 to 2001 time period, a number of significant asbestos defendants filed for bankruptcy, increasing the likelihood that excess layers of insurance coverage could be called upon to indemnify policyholders and creating the potential that novel legal doctrines could be employed, which could accelerate the time when such indemnification payments could be due.

These developments led the Company to the conclusion that its asbestos reserves required strengthening.

The results of operations or equity of CNA in future years may be adversely impacted by environmental pollution and mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as necessary.

INVESTMENTS

The significant components of net investment income are presented in the following table.

Net Investment Income
	2002	2001	2000

Years ended December 31
(In millions)
Fixed maturity securities	$1,854	$1,824	$1,739
Short term investments	62	135	200
Limited partnerships	(34)	47	293
Equity securities	66	37	51
Interest on funds withheld and other deposits	(239)	(241)	(87)
Other	81	112	99

Gross investment income	1,790	1,914	2,295
Investment expense	(60)	(58)	(48)

Net investment income	$1,730	$1,856	$2,247

The Company experienced lower net investment income in 2002 as compared with 2001. The decrease was due primarily to decreased limited partnership results and lower investment yields, partially offset by $34 million of dividend income from Canary Wharf Group plc (Canary Wharf). See the Reinsurance section of the MD&A for additional information for interest costs on funds withheld and other deposits, which is included in net investment income. The interest costs on these contracts increased significantly in 2001 because of ceded losses resulting from the second quarter 2001 reserve strengthening and the WTC event. The decline in limited partnership income was primarily attributable to many of the same factors that impacted the broader financial markets. Limited partnership investment performance, particularly high yield bond and equity strategies, was adversely affected by overall market volatility including concerns over corporate accounting practices and credit deterioration.

The Company experienced lower net investment income in 2001 as compared with 2000 due primarily to the decrease in limited partnership income as well as the increase in interest on funds withheld and other deposits. The decline in limited partnership income was primarily attributable to many of the same factors that impacted the broader financial markets.

The bond segment of the investment portfolio yielded 6.0% in 2002, 6.4% in 2001 and 6.7% in 2000.

The components of net realized investment gains (losses) are presented in the following table.

Net Realized Investment Gains (Losses)
	2002	2001	2000

Years ended December 31
(In millions)
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$392	$233	$96
Corporate and other taxable bonds	(557)	(5)	(171)
Tax-exempt bonds	48	54	13
Asset-backed bonds	36	75	(65)
Redeemable preferred stock	(28)	(21)	(3)

Total fixed maturity securities	(109)	336	(130)
Equity securities	(158)	1,095	1,116
Derivative securities	(52)	(5)	10
Other invested assets	65	(149)	37

Total realized investment (losses) gains	(254)	1,277	1,033
Allocated to participating policyholders’ and minority interests	2	(15)	(4)
Income tax benefit (expense)	103	(446)	(360)

Net realized investment (losses) gains	$(149)	$816	$669

Net realized investment results decreased $965 million after-tax in 2002 as compared with 2001. This decline was due primarily to the change in net realized gains (losses) on corporate and other taxable bonds and equity securities. The $359 million after-tax increase in realized loss of corporate and other taxable bonds relates primarily to impairment charges of $421 million after-tax recorded in various market sectors, the most significant being the telecommunication sector. The $814 million after-tax change in net realized gains (losses) of equity securities relates primarily to the Company’s 2001 gain of $647 million after-tax for the sale of Global Crossing Ltd. common stock (Global Crossing) and closing of the related hedge agreements. Also included was $157 million after-tax of 2002 impairments recorded in various market sectors.

Also, during 2002, CNA completed the sale of several businesses, including CNA Re U.K., the London-based reinsurer. Included in 2002 net realized investment results was a $71 million after-tax gain resulting from the sale of CNA Re U.K., which included a $39 million after-tax reduction of the previously recognized impairment loss on CNA Re U.K. The impairment loss recorded in 2001 for the sale of CNA Re U.K. and other subsidiaries was $185 million after-tax. Further details of these transactions are discussed below.

Net realized investment gains increased $147 million in 2001 as compared with 2000. This increase was due primarily to after-tax gains from closing the hedge agreements, which were entered into during March 2000, related to the Company’s investment in Global Crossing of $647 million in 2001 as compared with $315 million in 2000 as well as gains of $58 million, resulting from the sale of a New York real estate property and gains from the sale of fixed maturity security investments. This improvement was partially offset by estimated losses recorded for the planned dispositions of certain operations, principally CNA Re U.K., described in more detail below as well as decreases in after-tax gains from the sale of Canary Wharf of $34 million in 2001 as compared with $289 million in 2000.

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or credit and tax considerations. This activity will produce realized gains and losses.

CNA classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value are reported as a component of other comprehensive income.

The following table provides further detail of gross realized gains and gross realized losses on fixed maturity securities and equity securities.

Realized Gains and Losses
	2002	2001	2000

Years ended December 31
(In millions)
Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$1,009	$936	$434
Gross realized losses	(1,118)	(600)	(564)

Net realized (losses) gains on fixed maturity securities	(109)	336	(130)

Equity securities:
Gross realized gains	251	1,335	1,336
Gross realized losses	(409)	(240)	(220)

Net realized (losses) gains on equity securities	(158)	1,095	1,116

Net realized (losses) gains on fixed maturity and equity securities	$(267)	$1,431	$986

The largest realized losses from sales of securities aggregated by issuer for the twelve months ended December 31, 2002 totaled $254 million. The following table provides details of those largest realized losses aggregated by issuer including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also footnoted is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Largest Realized Losses from Securities Sold at a Loss
	Fair		Months in
	Value		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale

(In millions)
US Treasury (a)	$7,738	61	Various, 1-24+
An industrial power producer (IPP) and trader of deregulated energy commodities and energy-related risk management products (b)	113	46	Various, 0-12
A company, which operated moderately-priced restaurants in the United States and has filed bankruptcy (c)	0	28	24+
A wireless communication company that offers an integrated tool with digital cellular, text paging and two-way radio feature (d)	39	18	Various, 7-24+
A major U.S. airline carrier that filed for bankruptcy in December of 2002 (e)	11	17	Various, 0-24+
A large telecommunication company that primarily provides wired and wireless telephone services (f)	182	15	Various, 0-12
A telecommunication equipment company that builds, designs and delivers network communication (g)	17	15	0-6
A telephone company located in Canada and is a subsidiary of a U.S. company (h)	5	15	Various, 0-12
A large cable and telecommunications company located in the U.S. (i)	37	14	0-6
A provider of employee health and welfare products, administration services, insurance brokerage and related consulting services (j)	37	13	0-6
A major domestic automobile manufacturer (k)	371	12	Various, 0-12

	$8,550	$254

(a)	During 2002, the losses recorded in this asset class were due to changes in interest rates and certain trading for duration management purposes. Treasury bonds are used in many portfolios as duration management tools and for liquidity in the course of asset/liability portfolio management.

(b)	The pressure to the IPP sector began in April of 2002. At July 31, 2002, this issuer’s financial condition was in good standing. A decision was made to reduce the portfolios’ overall exposure to this sector including this issuer.

(c)	The security had been previously impaired and continued to be held in anticipation of proceeds from asset sales and liquidation of restaurant holdings that did not materialize.

(d)	The issuer anticipated participating in proposed spectrum reallocation that was being reviewed by the Federal Communications Commission. This process was held up in the courts and took longer than expected. The trades that generated the losses took place in the fourth quarter of 2002. The sales were the result of a program to reduce exposures in this sector.

(e)	Securities currently held have been impaired. These losses relate to trades that took place prior to impairment to reduce issuer exposure and securities with less desirable collateral.

(f)	These losses were primarily attributable to the sale of fixed income and convertible preferred securities. The bonds were sold in a rapidly deteriorating market due to sector and issuer pressures.

(g)	These losses were generated by positions primarily held in convertible preferred stock holdings. The price decline reflects the pressures of the issuer, sector and general equity market conditions.

(h)	A portion of these securities were sold to reduce the overall position in the telecom sector. The issuer reported a deterioration of their financial condition and lost the financial support of their parent. The remaining securities held were impaired when new financial information was revealed in 2002.

(i)	The losses are related to the sale of securities on early news of alleged fraud and improper accounting practices. The value of securities held fell rapidly and were impaired prior to the issuer filing bankruptcy.

(j)	The original holding was a private convertible preferred stock. The issuer went public and all equity holders were required to convert to the new common stock. At the time of the IPO, market conditions negatively affected the transaction as originally planned. These losses reflect the difference in the market value of the new common shares at the time of issue and the basis of the original invested securities.

(k)	Losses realized were attributable to reducing exposure to the credit and exchanging owned bonds for newly issued bonds with more desirable maturity structures. Losses represent 3% of the consideration for bonds sold.

Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term could have an adverse material impact on the Company’s results of operations or equity.

A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. The Company follows a consistent and systematic process for impairing securities that sustain other-than-temporary declines in value. The Company has established a committee responsible for the impairment process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by the Company’s Chief Financial Officer. The Impairment Committee is responsible for analyzing watch list securities on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of impairment indicators including, but not limited to, a significant adverse change in the financial condition and near term prospects of the investment or a significant adverse change in legal factors, the business climate or credit ratings.

When a security is placed on the watch list, it is monitored for further market value changes and additional news related to the issuer’s financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors.

The decision to impair a security incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the market value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.

The Impairment Committee’s decision to impair a security is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all of the factors considered. For securities that are impaired, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Statements of Operations.

Realized investment losses included $890 million, $129 million and $72 million of pretax impairment losses for the three years ended December 31, 2002, 2001 and 2000. The impairments recorded in 2002 were primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets and the effects on such markets due to the overall slowing of the economy.

For the year ended December 31, 2002, the impairment losses recorded related primarily to corporate bonds in the communications industry sectors including $129 million related to WorldCom Inc., $74 million related to Adelphia Communication Corporation, $60 million for Charter Communications, $57 million for AT&T Canada and $53 million for Telewest PLC.

For the year ended December 31, 2001, the impairment losses recorded related primarily to corporate bonds and equities in the communications industry sector including $31 million for MedicaLogic/Medscape, Inc. and $27 million for At Home Corporation.

For the year ended December 31, 2000, the impairment losses recorded related primarily to corporate bonds and equities and were largely spread amongst the consumer, financial, and communications industry sectors including $14 million for Specialty Foods Corporation.

If the deterioration in these industry sectors continues in future periods and the Company continues to hold these securities, the Company is likely to have additional impairments in the future.

During the second quarter of 2001, the Company announced its intention to sell certain businesses. The assets being held for disposition included CNA Re U.K. and certain other businesses. Based upon the impairment analyses performed at that time, the Company anticipated that it would realize losses in connection with those planned sales. In determining the anticipated loss from these sales, the Company estimated the net realizable value of each business being held for sale. An estimated after-tax loss of $320 million was initially recorded in the second quarter of 2001. This loss was reported in realized investment gains/losses in the Consolidated Statements of Operations.

In the fourth quarter of 2001, the Company sold certain businesses as planned. The realized after-tax loss applicable to these businesses recognized in the second quarter of 2001 was $38 million. Revenues of these businesses included in the years ended December 31, 2001 and 2000 totaled approximately $30 million and $37 million. These businesses contributed approximately $11 million and $8 million of net losses in the years ended December 31, 2001 and 2000.

The Company regularly updates its impairment analyses and adjusts its loss as necessary. Based on these updated analyses the impairment loss was reduced by approximately $170 million after-tax in the fourth quarter of 2001, primarily because the net assets of the businesses had been significantly diminished by their operating losses, including adverse loss reserve development recognized by CNA Re U.K. in the fourth quarter of 2001. The reduction of the impairment was included in realized investment gains/losses in the Consolidated Statements of Operations.

The statutory surplus of CNA Re U.K. was below the required regulatory minimum surplus level at December 31, 2001. CCC contributed $120 million of capital on March 25, 2002 bringing the capital above the regulatory minimum.

On October 31, 2002, the Company completed the sale of CNA Re U.K. to Tawa. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC as discussed below. In October, the sale was approved in the United Kingdom by the Financial Services Authority (FSA) and by the Illinois Insurance Department. This sale does not impact CNA Re’s on-going U.S.-based operations.

The purchase price was $1, subject to adjustments based primarily upon the results of operations and realized foreign currency losses of CNA Re U.K. The final purchase price adjustments were prepared by Tawa and have been agreed to by the Company. Under the terms of the purchase price adjustment, CCC is entitled to receive $5 million from Tawa after Tawa is able to legally withdraw funds from the former CNA Re U.K. entities. CCC has also committed to contribute up to $5 million to the former CNA Re U.K. entities over a four-year period beginning in 2010 should the FSA deem those entities to be undercapitalized. The purchase price adjustment related to foreign currency losses resulted in CNA contributing additional capital to CNA Re U.K. of $11 million. As the sale and related agreements have now been completed, the Company has finalized its impairment analysis based upon the terms of the completed transactions. As such, in the fourth quarter of 2002, the impairment loss was reduced by approximately $39 million after-tax. The reduction of the impairment was included in net realized investment gains.

Concurrent with the sale, several reinsurance agreements under which CCC had provided retrocessional protection to CNA Re U.K. were terminated. As part of the sale, CNA Re U.K.’s net exposure to all IGI Program liabilities was assumed by CCC. Further, CCC is providing a $100 million stop loss cover attaching at carried reserves on CNA Re U.K.’s 2001 underwriting year exposures for which CCC received premiums of $25 million.

CNA Re U.K. had revenues of approximately $48 million, $280 million and $605 million for the three years ended December 31, 2002, 2001 and 2000. CNA Re U.K. had net losses of $22 million, $374 million and $158 million for the years ended December 31, 2002, 2001 and 2000. The assets and liabilities of CNA Re U.K., including the effects of the concurrent transactions, were approximately $2,442 million and $2,357 million at the date of sale and $2,557 million and $2,541 million as of December 31, 2001.

Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying financial statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income.

The following table details the carrying value of CNA’s general and separate account investment portfolios.

Carrying Value of Investments
	December 31,		December 31,
	2002	%	2001	%

(In millions)
General account investments:
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,376	4%	$5,081	14%
Asset-backed securities	8,208	23	7,723	22
States, municipalities and political subdivisions – tax-exempt	5,074	14	2,720	8
Corporate securities	7,591	22	9,587	27
Other debt securities	3,827	11	3,816	11
Redeemable preferred stock	69	–	48	–
Options embedded in convertible debt securities	130	–	189	–

Total fixed maturity securities	26,275	74	29,164	82

Equity securities:
Common stock	461	1	996	3
Non-redeemable preferred stock	205	1	342	1

Total equity securities	666	2	1,338	4

Short term investments	7,008	20	3,740	10
Limited partnerships	1,060	3	1,307	4
Other investments	284	1	277	–

Total general account investments	$35,293	100%	$35,826	100%

Separate account investments:
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$166	5%	$244	6%
Asset-backed securities	869	28	1,022	27
Corporate securities	812	26	925	25
Other debt securities	165	5	156	4
Redeemable preferred stock	2	–	–	–

Total fixed maturity securities	2,014	64	2,347	62

Equity securities:
Common stock	112	4	149	4
Non-redeemable preferred stock	6	–	12	–

Total equity securities	118	4	161	4

Short term investments	276	9	394	11
Limited partnerships	327	10	342	9
Other investments	387	13	534	14

Total separate account investments	$3,122	100%	$3,778	100%

The Company’s general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized gain of $887 million at December 31, 2002 compared with $345 million at December 31, 2001. The unrealized position at December 31, 2002 was composed of a net unrealized gain of $742 million for fixed maturities, a net unrealized gain of $147 million for equity securities and a net unrealized loss of $2 million for short term securities. The unrealized position at December 31, 2001 was composed of a net unrealized gain of $194 million for fixed maturities, a net unrealized gain of $170 million for equity securities and a net unrealized loss of $19 million for short term securities.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities
	Cost or	Gross	Gross	Net
	Amortized	Unrealized	Unrealized	Unrealized
	Cost	Gains	Losses	Gain/(Loss)
December 31, 2002
(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,266	$114	$4	$110
Asset-backed securities	7,888	336	16	320
States, municipalities and political subdivisions – tax-exempt	4,966	151	43	108
Corporate securities	7,439	487	335	152
Other debt securities	3,780	284	237	47
Redeemable preferred stock	64	5	–	5
Options embedded in convertible debt securities	130	–	–	–

Total fixed maturity securities	25,533	1,377	635	742

Equity securities:
Common stock	310	166	15	151
Non-redeemable preferred stock	209	3	7	(4)

Total equity securities	519	169	22	147

Total fixed maturity and equity securities	$26,052	$1,546	$657	$889

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities
	Cost or	Gross	Gross	Net
	Amortized	Unrealized	Unrealized	Unrealized
	Cost	Gains	Losses	Gain/(Loss)
December 31, 2001
(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$5,002	$109	$30	$79
Asset-backed securities	7,603	139	19	120
States, municipalities and political subdivisions – tax-exempt	2,748	19	47	(28)
Corporate securities	9,569	247	229	18
Other debt securities	3,811	152	147	5
Redeemable preferred stocks	48	1	1	–
Options embedded in convertible debt securities	189	–	–	–

Total fixed maturity securities	28,970	667	473	194

Equity securities:
Common stock	820	326	150	176
Non-redeemable preferred stock	348	17	23	(6)

Total equity securities	1,168	343	173	170

Total fixed maturity and equity securities	$30,138	$1,010	$646	$364

The Company’s investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

At December 31, 2002 the carrying value of the general account fixed maturities was $26,275 million, representing 74% of the total investment portfolio. The net unrealized gain of this fixed maturity portfolio was $742 million, comprising gross unrealized gains of $1,377 million and gross unrealized losses of $635 million. The gross unrealized losses were primarily in corporate bonds with the largest industry sectors being utilities, communications and consumer-cyclical, which as a percentage of total gross unrealized losses were 23%, 17% and 16%. Gross unrealized losses in any single issuer did not exceed 0.2% of the carrying value of the total general account fixed maturity portfolio.

The following table provides the composition of fixed maturity securities with an unrealized loss at December 31, 2002 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.

Contractual Maturity

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	3%	2%
Due after one year through five years	18	14
Due after five years through ten years	28	39
Due after ten years	45	43
Asset-backed securities	6	2

Total	100%	100%

The following table summarizes for fixed maturity and equity securities in an unrealized loss position at December 31, 2002, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

Unrealized Loss Aging

	December 31, 2002

		Gross
	Estimated	Unrealized
	Fair Value	Loss

(In millions)
Fixed maturity securities:
Investment grade:
0-6 months	$2,632	$100
7-12 months	361	30
13-24 months	163	21
Greater than 24 months	172	20

Total investment grade	3,328	171

Non-investment grade:
0-6 months	892	119
7-12 months	473	115
13-24 months	458	157
Greater than 24 months	169	73

Total non-investment grade	1,992	464

Total fixed maturity securities	5,320	635

Equity securities:
0-6 months	119	13
7-12 months	79	9
13-24 months	4	–
Greater than 24 months	4	–

Total equity securities	206	22

Total fixed maturity and equity securities	$5,526	$657

The Company’s non-investment grade fixed maturity securities held as of December 31, 2002 that were in an unrealized loss position had a fair value of approximately $2 billion. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. The Company’s Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following table summarizes the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of December 31, 2002.

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value

	Estimated					Unrealized
	Fair Value	90-99%	80-89%	70-79%	< 70%	Loss
December 31, 2002
(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$892	$30	$28	$28	$33	$119
7-12 months	473	9	12	24	70	115
13-24 months	458	5	12	50	90	157
Greater than 24 months	169	2	6	15	50	73

Total non-investment grade	$1,992	$46	$58	$117	$243	$464

The non-investment grade securities that were in an unrealized loss severity of less than 70% for longer than six months as of December 31, 2002 primarily consisted of securities in the utilities, communication and transportation sectors representing 35%, 21% and 17% of the gross unrealized loss. The non-investment grade securities that were in an unrealized loss severity of less than 70% for greater than 24 months as of December 31, 2002 primarily consisted of securities in the communications and transportation sector representing 40% and 34% of the unrealized loss. Unrealized losses in the communication sector are predominately attributable to a European leader in telecommunication services. The unrealized losses on securities held in the transportation sector are primarily comprised of debt issued from a major domestic airline.

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of these non-investment grade securities and determined that no further impairments were necessary at December 31, 2002. This determination was based on a number of factors that the Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, the Company’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, the Company had the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the market value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. The Company maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

The Company’s equity securities held as of December 31, 2002 that were in an unrealized loss position had a fair value of $206 million. The Company’s Impairment Committee, under the same process as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, the Company expects to recover the book value of its investment through a recovery in the market value of the security.

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 89% and 92% of which were rated as investment grade at December 31, 2002 and 2001. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

General Account Bond Ratings

	2002	%	2001	%
December 31
(In millions)
U.S. Government and affiliated agency securities	$1,908	7%	$5,715	20%
Other AAA rated	10,856	41	9,204	32
AA and A rated	5,730	22	6,127	21
BBB rated	4,930	19	5,583	19
Non investment-grade	2,782	11	2,487	8

Total	$26,206	100%	$29,116	100%

At December 31, 2002 and 2001, approximately 97% of the general account portfolio was U.S. Government agencies or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or Company management.

The following table summarizes the bond ratings of the investments supporting those separate account products, which guarantee principal and a specified rate of interest.

Separate Account Bond Ratings

	2002	%	2001	%
December 31
(In millions)
U.S. Government and affiliated agency securities	$161	9%	$214	10%
Other AAA rated	898	48	1,017	50
AA and A rated	327	18	310	15
BBB rated	414	22	421	21
Non investment-grade	68	3	77	4

Total	$1,868	100%	$2,039	100%

At December 31, 2002 and 2001, more than 99% of the separate account portfolio was U.S. Government agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or Company management.

Non investment-grade bonds, as presented in the tables above, are high-yield securities rated below BBB by bond rating agencies, as well as other unrated securities that, in the opinion of management, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

The carrying value of non-traded securities at December 31, 2002 was $237 million which represents 0.7% of the Company’s total investment portfolio. These securities were in a net unrealized loss position of $0.4 million at December 31, 2002. Of the non-traded securities, 78% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at December 31, 2002 are $8,208 million of asset-backed securities, at fair value, consisting of approximately 67% in collateralized mortgage obligations (CMOs), 11% in corporate asset-backed obligations, 7% in U.S. Government agency issued pass-through certificates and 15% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

The carrying value of the components of the general account short term investment portfolio is presented in the following table.

Short term Investments

	2002	2001
December 31
(In millions)
Commercial paper	$1,141	$1,194
U.S. Treasury securities	2,756	175
Money market funds	2,161	1,641
Other	950	730

Total short term investments	$7,008	$3,740

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). CNA considers the derivatives in its general account to be held for purposes other than trading. Derivative securities are recorded at fair value at the reporting date.

Most derivatives in separate accounts are held for hedging purposes. The Company uses these derivatives to mitigate market risk by purchasing S&P 500® index futures in a notional amount equal to the contract liability relating to Life Operations’ Index 500 guaranteed investment contract product.

LIQUIDITY AND CAPITAL RESOURCES

The principal operating cash flow sources of CNA’s property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the year ended December 31, 2002, net cash provided by operating activities was $1,040 million as compared with net cash used in operating activities of $599 million in 2001. The improvement related primarily to federal tax refunds received in 2002 as compared to taxes paid in 2001 and decreased net payments for insurance claims.

For the year ended December 31, 2001, net cash used for operating activities was $599 million as compared with net cash used of $1,345 million in 2000. The improvement related primarily to decreased paid claims.

Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the year ended December 31, 2002, net cash used for investing activities was $1,488 million as compared with $205 million in 2001. Cash flows used by investing activities were related principally to increased purchases of invested assets due to positive operating cash flow and cash provided by financing activities.

For the year ended December 31, 2001, net cash used for investing activities was $205 million as compared with net cash inflows of $1,842 million in 2000. Cash flows for investing activities were related principally to increased net purchases of invested assets related to investing $1 billion of proceeds from the common stock rights offering completed in the third quarter of 2001.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments. For the year ended December 31, 2002, net cash provided from financing activities was $432 million as compared with $783 million in 2001.

For the year ended December 31, 2001, net cash provided from financing activities was $783 million as compared with $487 million of net cash used in 2000.

On December 19, 2002, CNAF sold $750 million of a new issue of preferred stock, designated Series H Cumulative Preferred Issue (Preferred Issue), to Loews. The terms of the Preferred Issue were approved by a special committee of independent members of CNAF’s Board of Directors.

The Preferred Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. It will be adjusted quarterly to a rate equal to 400 basis points above the ten-year U.S. Treasury rate beginning with the quarterly dividend after the first triggering event to occur of either (i) an increase by two intermediate ratings levels of the financial strength rating of CCC from its current rating by any of A.M. Best, S&P or Moody’s or (ii) one year following an increase by one intermediate ratings level of the financial strength rating of CCC by any one of those rating agencies. Accrued but unpaid cumulative dividends cannot be paid on the Preferred Issue unless and until one of the two triggering events described above has occurred. Beginning with the quarter following an increase of one intermediate ratings level in CCC’s financial strength rating, however, current (but not accrued cumulative) quarterly dividends can be paid.

The Preferred Issue is senior to CNAF’s common stock as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up. No dividends may be declared on CNAF’s common stock until all cumulative dividends on the Preferred Issue have been paid. CNAF may not issue any equity securities ranking senior to or on par with the Preferred Issue without the consent of a majority of its stockholders. The Preferred Issue is non-voting and is not convertible into any other securities of CNAF. It may be redeemed only upon the mutual agreement of CNAF and a majority of the stockholders of the preferred stock. The Preferred Issue is exempt from registration under Section 4(2) of the Securities Act of 1933.

Of the proceeds of the Preferred Issue, $250 million was used to prepay a bank term loan due in April of 2003 and $250 million was contributed to CCC to improve its statutory surplus. It is expected that the remaining proceeds will be used to repay other debt of CNAF and The Continental Corporation (Continental), a controlled subsidiary, maturing in 2003 and used for other general corporate purposes.

CNA completed a common stock rights offering on September 26, 2001, successfully raising $1,006 million (40.3 million shares sold at $25 per share). Loews purchased 38.3 million shares issued in connection with the rights offering for $957 million, and an additional 0.8 million shares in the open market, increasing its ownership percentage of CNA to 88.8%. Additionally, CNAF borrowed $500 million against its bank credit facility. Partially offsetting these cash inflows were reductions to the Company’s commercial paper borrowings of $627 million.

The Company is closely managing the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. The Company does not anticipate any liquidity problems resulting from these payments. As of March 14, 2003, the Company has paid $488 million in claims and recovered $237 million from reinsurers.

CNA’s estimated gross pretax losses for the WTC event were $1,648 million pretax ($1,071 million after-tax). Net pretax losses before the effect of corporate aggregate reinsurance treaties were $727 million. Approximately 1%, 73% and 20% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A.

Effective January 30, 2001, the Company sold the 180 Maiden Lane, New York, facility. The sale of this property provided additional liquidity to the Company with net sale proceeds of $264 million.

Debt is composed of the following obligations.

Debt

	2002	2001
December 31
(In millions)
Variable rate debt:
Credit facility – CNAF, due April 29, 2002	$–	$250
Credit facility – CNAF, due April 30, 2004	250	250
Credit facility – CNA Surety, due September 30, 2002	–	75
Credit facility – CNA Surety, due September 30, 2003	30	–
Term loan – CNA Surety, due through September 30, 2005	30	–
Senior notes:
7.250%, face amount of $128, due March 1, 2003	128	133
6.250%, face amount of $248, due November 15, 2003	248	250
6.500%, face amount of $493, due April 15, 2005	491	491
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	68
6.950%, face amount of $150, due January 15, 2018	148	148
Debenture, 7.250%, face amount of $243, due November 15, 2023	240	240
Capital leases, 8.000%-13.700%, due through December 31, 2011	36	38
Other debt, 1.000%-6.600%, due through 2019	25	27

Total debt	$2,292	$2,567

Short term debt	$420	$329
Long term debt	1,872	2,238

Total debt	$2,292	$2,567

The combined aggregate maturities for debt at December 31, 2002 are presented in the following table.

Maturity of Debt

(In millions)
2003	$420
2004	264
2005	506
2006	254
2007	12
Thereafter	846
Less original issue discount	(10)

Total	$2,292

The Company has an existing shelf registration statement under which it may issue an aggregate of $549 million of debt or equity securities, declared effective by the SEC.

The Company has a $250 million three-year bank credit facility with an April 30, 2004 expiration date. The Company previously had a $250 million 364-day facility with an expiration date of April 29, 2002. An option to convert the 364-day facility to a one-year term loan was exercised in April of 2002. The term loan was subsequently prepaid on December 23, 2002.

The Company pays a facility fee to the lenders for having funds available for loans under the three-year credit facility maturing April 30, 2004. The fee varies based on the long term debt ratings of the Company. At December 31, 2002, the facility fee on the three-year component was 17.5 basis points.

The Company pays interest on any outstanding debt/borrowings under the three-year facility based on a rate determined using the long term debt ratings of the Company. The interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 57.5 basis points. Further, if the Company has outstanding loans greater than 50% of the amounts available under the three-year facility, the Company will also pay a utilization fee of 12.5 basis points on such loans. At December 31, 2002 and 2001, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.3% and 3.1%.

A Moody’s downgrade of the CNAF senior debt rating from Baa2 to Baa3 would increase the facility fee on the three-year component of the facility from 17.5 basis points to 25.0 basis points. The applicable interest rate would increase from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee would remain unchanged on the three-year facility at 12.5 basis points.

On September 30, 2002, CNA Surety, a 64% owned and consolidated subsidiary of CNA, entered into a $65 million credit agreement with one bank, which consisted of a $35 million 364-day revolving credit facility and a $30 million three-year term loan, payable semi-annually at a rate of $5 million. The credit agreement replaced a $130 million five-year revolving credit facility that terminated September 30, 2002. The new revolving credit facility was fully utilized at inception.

The terms of the new credit facility agreement required the assumption by a second bank of $15 million of the credit risk by November 30, 2002 or CNA Surety would be required to repay $15 million to reduce the amount of the credit facility commitment from $35 million to $20 million. On November 29, 2002, CNA Surety repaid $11 million of the outstanding borrowings and arranged for the due date on the remaining $4 million to be delayed to March 31, 2003. A second bank subsequently assumed $10 million of the credit risk resulting in an additional $6 million of outstanding borrowings, leaving the credit facility commitment at $30 million. As of December 31, 2002, the revolving credit facility was fully utilized.

Under the new credit facility agreement, CNA Surety pays a facility fee of 12.5 basis points, interest at LIBOR plus 45.0 basis points, and for utilization greater than 50% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At December 31, 2002, the weighted-average interest rate on the $60 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.0%.

Under the former credit facility agreement, CNA Surety paid interest on outstanding borrowings based on, among other rates, LIBOR plus the applicable margin. The applicable margin was determined by the company’s leverage ratio (debt to total capitalization). At the termination date of the old facility, the applicable margin was 30.0 basis points, including the 10.0 basis point facility fee. At December 31, 2001, the weighted-average interest rate on the borrowings under the facility, including facility fees, was 2.6%.

The terms of CNAF’s and CNA Surety’s credit facilities require CNAF and CNA Surety to maintain certain financial ratios and combined property and casualty company statutory surplus levels. At December 31, 2002 and 2001, CNAF and CNA Surety were in compliance with all restrictive debt covenants.

In December of 2002 and January of 2003, CNAF provided loans in an aggregate amount of approximately $45 million to a large national contractor that undertakes projects for the construction of government and private facilities. CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs. The loans are evidenced by demand notes and currently accrue interest at 10% until replaced by the credit facility described below. The contractor and certain of its affiliates have pledged to CNAF substantially all of their assets as collateral for these loans.

In March of 2003, CNAF entered into an agreement with the contractor to provide an $86.4 million credit facility, which amount includes the already advanced $45 million described above. The credit facility and all loans under it will mature in March of 2006. Advances under the credit facility, including the already funded $45 million, bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the credit facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

Loews and CNAF have entered into a participation agreement, pursuant to which Loews has purchased a participation interest in one-third of the loans and commitments under the new credit facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the facility proportionally with CNAF.

In March of 2003, CNAF also purchased the contractor’s outstanding bank debt for $16.4 million. Under the new credit facility, the contractor agreed to purchase from CNAF and retire the bank debt for $16.4 million, with $11.4 million of the purchase price being funded under the new credit facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor’s benefit that expire between May and August of 2003. Any CNAF reimbursements for draws upon the banks’ letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility.

The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNAF, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards. Any losses arising from bonds issued or assumed by the insurance subsidiaries of CNA Surety to the contractor are excluded from CNA Surety’s $40 million excess of $20 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through December 31, 2002 has been limited to $20 million per bond.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s restructuring efforts may be successful and provide sufficient cash flow for its operations and repayment of its borrowings under the credit facility, the contractor’s failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of the Company’s surety bonds could have a material adverse effect on the Company’s future results of operations. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of corporate aggregate reinsurance treaties, if any, and minority interest could be up to $200 million.

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2002 and 2001 there were approximately $222 million and $270 million of outstanding letters of credit.

The Company has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. The Company would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $30 million at December 31, 2002.

As of December 31, 2002 and 2001, the Company had committed approximately $141 million and $152 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

In the normal course of investing activities, CCC had committed approximately $51 million as of December 31, 2002 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

The Company has a commitment to purchase up to a $100 million floating rate note issued by the California Earthquake Authority in the event of an earthquake during calendar year 2003 that results in California earthquake related losses greater than $4.2 billion.

As of December 31, 2002, the Company is obligated to make future payments totaling $394 million for non-cancelable operating leases expiring from 2003 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $79 million in 2003; $61 million in 2004; $56 million in 2005; $45 million in 2006; and $153 million in 2007 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $24 million. Estimated future minimum purchases under these contracts are as follows: $13 million in 2003; $9 million in 2004; and $2 million in 2005.

In certain circumstances CNA provides guarantees of the indebtedness of certain of its independent insurance producers, which expire in 2003. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company holds an interest in and to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $7 million at December 31, 2002.

CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees are approximately $8 million at December 31, 2002.

The Company holds an investment in a real estate joint venture that is accounted for on the equity basis of accounting. In the normal course of business, CNA on a joint and several basis with other unrelated insurance company shareholders have committed to continue funding the operating deficits of this joint venture. Additionally, CNA and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016.

The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2002 that the Company could be required to pay under this guarantee is approximately $333 million. If CNA was required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

The Company has recorded a liability of approximately $10 million for its share of estimated future operating deficits of this joint venture through 2016.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries are rated by major rating agencies, and these ratings reflect the rating agency’s opinion of the insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating. One or more of these agencies could take action in the future to change the ratings of CNA’s insurance subsidiaries. If those ratings were downgraded as a result, CNA’s results of operations or equity could be materially adversely impacted.

The table below reflects ratings issued by A.M. Best, S&P, Moody’s and Fitch as of February 24, 2003 for the CCC Pool, the CIC Pool, Continental Assurance Corporation (CAC) Pool and CNA Group Life Assurance Company (CNAGLA). Also rated were CNAF’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings				Debt Ratings

	Property & Casualty		Life & Group		CNAF	Continental

	CCC	CIC	CAC		Senior	Senior
	Pool	Pool	Pool	CNAGLA	Debt	Debt

A.M. Best	A	A	A	A	bbb	bbb-
Fitch	A	A	AA-	A+	BBB	BBB
Moody’s	A3	A3	A2 (Negative)*	NR	Baa2	Baa3
S&P	A-	A-	A	NR	BBB-	BBB-

NR = Not Rated

All rating outlooks on the above ratings are stable unless otherwise noted.

*	CAC and Valley Forge Life Insurance Company (VFL) are rated separately by Moody’s and both have an A2 rating.

During the fourth quarter of 2002, A.M. Best and Fitch affirmed the existing financial strength ratings of each of the insurance pools and the debt ratings of CNAF, as noted in the above table.

In February of 2003, S&P affirmed the ratings of the property and casualty pools, CCC and CIC, and downgraded the life pool, CAC, by one notch from A+ to A. S&P cited that the downgrade of the life operations was primarily because S&P wanted to bring the ratings on all the companies in the group closer together and because the companies’ business profile has changed over the past two years.

Corporate bonds comprise a significant portion of the Company’s investment portfolio. The Company regularly reviews the market value of these securities, and challenges whether an other-than-temporary decline in value has occurred for securities that are trading below cost (see Investments section of MD&A). In light of the current volatility in the financial markets and the dramatic impact that several recent accounting scandals have had on specific issuers, the Company may be subject to future impairment losses that could materially adversely impact its results of operations. Any future impairment losses would not have a material impact on the Company’s overall equity. See the discussion of CNA’s impairment committee in the investment section of the MD&A.

CNAF’s ability to pay dividends and other credit obligations is significantly dependent on receipt of dividends from its subsidiaries. The payment of dividends to CNAF by its insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2002, CCC’s earned surplus is in a positive position, thereby enabling CCC to pay approximately $1,069 million of dividend payments during 2003 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CCC’s positive earned surplus at December 31, 2002 is contrasted to its negative earned surplus position at December 31, 2001. Prompted, in part, by the negative earned surplus position at December 31, 2001, the Company embarked on a capital realignment initiative within the CCC intercompany reinsurance pool (Pool) during 2002, the benefits of which included the restoration of CCC’s earned surplus to a positive position. This initiative involved the payment of dividends to CCC from its insurance subsidiaries during the fourth quarter of 2002. As a result of this distribution of the cumulative earnings of CCC’s insurance subsidiaries, CCC’s earned surplus was restored to a positive level at December 31, 2002, approximating $1,069 million.

This initiative involved a change to the underwriting structure of CCC and eight of its subsidiaries from the Pool structure to a structure in which CCC assumes 100% of the net underwriting risks of the group of companies formerly comprising the pool. This is the Company’s first step in a multi-year project to reduce duplicative legal entities, thereby facilitating more efficient operations and cost savings.

In addition, by agreement with the New Hampshire Insurance Department, as well as certain other state insurance departments, dividend payments for the CIC pool are restricted to internal and external debt service requirements through September 2003 up to a maximum of $85 million annually, without the prior approval of the New Hampshire Insurance Department.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2002 and 2001, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Accounting Pronouncements

In September of 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 140 supercedes SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The adoption of SFAS 140 on March 31, 2001 did not have a significant impact on the results of operations or equity of the Company.

Effective January 1, 2001, the Company accounts for derivatives and hedging activities in accordance with SFAS 133. The initial adoption of SFAS 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS 133 resulted in an after-tax decrease to 2001 net income of $61 million. Of this transition amount, approximately $58 million related to investments and investment-related derivatives. Because the Company already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $58 million to stockholders’ equity (accumulated other comprehensive income). The remainder of the transition adjustment is primarily attributable to collateralized debt obligation (CDOs) products that are classified as derivatives under SFAS 133.

On April 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). EITF 99-20 establishes how a transferor that retains an interest in securitized financial assets or an enterprise that purchases a beneficial interest in securitized financial assets should account for interest income and impairment. The adoption of EITF 99-20 did not have a significant impact on the results of operations or equity of the Company.

In June of 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. CNA has adopted this standard for all business combinations initiated subsequent to June 30, 2001. The adoption of SFAS 141 did not have a significant impact on the results of operations or equity of the Company.

On January 1, 2002, CNA adopted SFAS 142. SFAS 142 changed the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and indefinite-lived intangible assets recorded in past business combinations ceased upon adoption of SFAS 142. Accordingly, net income for the year ended December 31, 2002 does not include amortization expense on goodwill or indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests.

During 2002, the Company completed its initial goodwill impairment testing and recorded a $64 million pretax, or $57 million after-tax, impairment charge. In accordance with SFAS 142, the impairment charge, which primarily consists of a $51 million pretax, or $48 million after-tax, charge in Specialty Lines, a $12 million pretax, or $8 million after-tax, charge in Life Operations, and a $1 million pretax, or $1 million after-tax, charge in Corporate and Other, was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. Any impairment losses incurred after the initial application of this standard will be reported in operating results.

In October of 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). Effective January 1, 2002, CNA adopted SFAS 144 for impairments of long-lived assets and for long-lived assets to be disposed of on or after January 1, 2002. The adoption of SFAS 144 did not have a significant impact on the results of operations or equity of the Company; however, it did impact the income statement presentation of certain operations sold in 2002.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for

Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). CNA adopted the provisions of SFAS 146 for all disposal activities initiated after June 30, 2002. The adoption of SFAS 146 did not have a significant impact on the results of operations or equity of the Company.

In November of 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements of Financial Accounting Standards No. 5, 57, and 107 and rescission of FASB Interpretation No. 34) (FIN 45). FIN 45 clarifies the requirements of FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5) relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 provides for additional disclosure requirements related to guarantees, which are effective for financial periods ending after December 15, 2002. Additionally, FIN 45 outlines provisions for initial recognition and measurement of the liability incurred in providing a guarantee. These provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. CNA has implemented the disclosure requirements of FIN 45 and will adopt the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. The initial adoption for the recognition and measurement requirements of FIN 45 is not expected to have a significant impact on the results of operations or equity of the Company.

In December of 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. CNA has adopted this standard beginning with the 2002 annual financial statements and will implement the disclosure requirements in all subsequent annual and interim financial statements. The Company has not determined if it will adopt fair value accounting in 2003.

In January of 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (ARB 51) (FIN 46). As a general rule, ownership by the parent, either directly or indirectly, of over 50% of the outstanding voting shares of a subsidiary is a condition requiring the preparation of consolidated financial statements of the parent and its subsidiary. FIN 46 clarifies the exceptions to this general rule, as enunciated in paragraph two of ARB 51. FIN 46 requires an entity to consolidate a variable interest entity (VIE) even though the entity does not, either directly or indirectly, own over 50% of the outstanding voting shares.

FIN 46 defines a VIE as one in which a) the equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or b) the equity investors lack one or more of the following essential characteristics of a controlling financial interest i) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights ii) the obligation to absorb the expected losses of the entity, if they occur or iii) the right to receive the expected residual returns of the entity, if they occur. The primary beneficiary of a VIE is required to consolidate the VIE.

Financial statements issued after January 31, 2003 are required to disclose the nature, purpose, activities and size of the VIE and maximum exposure to loss as a result of its involvement with the VIE. The Company reviewed FIN 46 and is of the opinion that at the present time, the Company is neither a primary beneficiary of a VIE nor does it have a significant involvement with a VIE.

FORWARD-LOOKING STATEMENTS

This report includes a number of statements which relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as “believes”, “expects”, “intends”, “anticipates”, “estimates”, and similar expressions. Forward-looking statements in this report include expected developments in the Company’s insurance business, including losses for asbestos, environmental pollution and mass tort claims; the Company’s expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company’s restructuring activities; and the Company’s proposed actions in response to trends in its business.

Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	changes in financial markets such as fluctuations in interest rates, long term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on surety bond claims, as well as on capital markets, and on the markets for directors and officers and errors and omissions coverages;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	regulatory limitations and restrictions upon the Company;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s books of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement practices;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratio through more efficacious claims handling techniques;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in the Company’s composition of operating segments;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence of applicable terrorism legislation on coverages;

•	the occurrence of epidemics;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, and exposure to liabilities for environmental pollution and mass tort claims;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the level of success in integrating acquired businesses and operations, and in consolidating existing ones;

•	the possibility of changes in the Company’s ratings by ratings agencies and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.

Any forward-looking statements made in this report are made by the Company as of the date of this report. The Company does not have any obligation to update or revise any forward-looking statement contained in this report, even if the Company’s expectations or any related events, conditions or circumstances change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term related to changes in the fair value of a financial instrument. Discussions herein regarding market risk focus on only one element of market risk – price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index or price underlying the financial instrument. The Company’s primary market risk exposures are due to changes in interest rates, although the Company has certain exposures to changes in equity prices and foreign currency exchange rates. The fair value of the financial instruments is adversely affected when interest rates rise, equity markets decline and the dollar strengthens against foreign currency.

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

The sensitivity analysis estimates the decline in the market value of the Company’s interest sensitive assets and liabilities that were held on December 31, 2002 and December 31, 2001 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at December 31, 2002 and December 31, 2001, with all other variables held constant.

Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at December 31, 2002 and December 31, 2001 with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At December 31, 2002, a 10% and 25% decrease in the Index would result in a $234 million and $585 million decrease compared to $366 million and $914 million decrease at December 31, 2001, in the market value of the Company’s equity investments.

Of these amounts, under the 10% and 25% scenarios, $113 million and $284 million at December 31, 2002 and $163 million and $407 million at December 31, 2001 pertained to decreases in the market value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the market value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

The following tables present the estimated effects on the market value of the Company’s financial instruments at December 31, 2002 and December 31, 2001, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

Market Risk Scenario 1

		Increase (Decrease)

	Market	Interest	Currency	Equity
	Value	Rate Risk	Risk	Risk
December 31, 2002
(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$26,275	$(1,629)	$(37)	$(10)
Equity securities	666	–	(20)	(67)
Short term investments	7,008	(6)	(18)	–
Limited partnerships	1,060	41	–	(43)
Other invested assets	263	–	–	–
Interest rate caps	–	–	–	–
Interest rate swaps	–	5	–	–
Other derivative securities	21	(52)	1	(1)

Total general account	35,293	(1,641)	(74)	(121)

Separate accounts:
Fixed maturity securities	1,868	(96)	–	–
Equity securities	112	–	–	(11)
Short term investments	110	–	–	–
Other invested assets	387	–	–	(39)

Total separate accounts	2,477	(96)	–	(50)

Total securities held for other than trading purposes	37,770	(1,737)	(74)	(171)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	145	(3)	–	–
Equity securities	6	–	–	(1)
Short term investments	167	–	–	–
Limited partnerships	327	–	–	(2)
Equity indexed futures	–	1	–	(60)
Other derivative securities	–	–	–	–

Total securities held for trading purposes	645	(2)	–	(63)

Total securities	$38,415	$(1,739)	$(74)	$(234)

Debt (carrying value)	$2,292	$(86)	$–	$–

Market Risk Scenario 1

		Increase (Decrease)

	Market	Interest	Currency	Equity
	Value	Rate Risk	Risk	Risk
December 31, 2001
(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$29,164	$(1,500)	$(38)	$(20)
Equity securities	1,338	–	(23)	(129)
Short term investments	3,740	(1)	(14)	–
Limited partnerships	1,307	51	–	(54)
Other invested assets	258	–	–	–
Interest rate caps	2	2	–	–
Interest rate swaps	3	(9)	–	–
Other derivative securities	14	(12)	18	–

Total general account	35,826	(1,469)	(57)	(203)

Separate accounts:
Fixed maturity securities	2,039	(120)	–	–
Equity securities	149	–	–	(15)
Short term investments	98	–	–	–
Other invested assets	533	–	–	(53)

Total separate accounts	2,819	(120)	–	(68)

Total securities held for other than trading purposes	38,645	(1,589)	(57)	(271)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	308	(5)	–	(5)
Equity securities	12	–	–	(1)
Short term investments	296	–	–	–
Limited partnerships	342	–	–	(2)
Equity indexed futures	–	2	–	(87)
Other derivative securities	1	1	–	–

Total securities held for trading purposes	959	(2)	–	(95)

Total securities	$39,604	$(1,591)	$(57)	$(366)

Debt (carrying value)	$2,567	$(104)	$–	$–

The following tables present the estimated effects on the market value of the Company’s financial instruments at December 31, 2002 and December 31, 2001, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.

Market Risk Scenario 2

		Increase (Decrease)

	Market	Interest	Currency	Equity
	Value	Rate Risk	Risk	Risk
December 31, 2002
(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$26,275	$(2,430)	$(73)	$(24)
Equity securities	666	–	(41)	(166)
Short term investments	7,008	(9)	(36)	–
Limited partnerships	1,060	62	–	(109)
Other invested assets	263	–	–	–
Interest rate caps	–	1	–	–
Interest rate swaps	–	7	–	–
Other derivative securities	21	(86)	2	(2)

Total general account	35,293	(2,455)	(148)	(301)

Separate accounts:
Fixed maturity securities	1,868	(137)	–	–
Equity securities	112	–	–	(28)
Short term investments	110	–	–	–
Other invested assets	387	–	–	(97)

Total separate accounts	2,477	(137)	–	(125)

Total securities held for other than trading purposes	37,770	(2,592)	(148)	(426)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	145	(5)	–	(1)
Equity securities	6	–	–	(2)
Short term investments	167	–	–	–
Limited partnerships	327	–	–	(5)
Equity indexed futures	–	2	–	(151)
Other derivative securities	–	–	–	–

Total securities held for trading purposes	645	(3)	–	(159)

Total securities	$38,415	$(2,595)	$(148)	$(585)

Debt (carrying value)	$2,292	$(125)	$–	$–

Market Risk Scenario 2

		Increase (Decrease)

	Market	Interest	Currency	Equity
	Value	Rate Risk	Risk	Risk
December 31, 2001
(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$29,164	$(2,203)	$(75)	$(51)
Equity securities	1,338	–	(47)	(322)
Short term investments	3,740	(1)	(28)	–
Limited partnerships	1,307	77	–	(134)
Other invested assets	258	–	–	–
Interest rate caps	2	3	–	–
Interest rate swaps	3	(14)	–	–
Other derivative securities	14	(17)	36	–

Total general account	35,826	(2,155)	(114)	(507)

Separate accounts:
Fixed maturity securities	2,039	(176)	–	–
Equity securities	149	–	–	(37)
Short term investments	98	–	–	–
Other invested assets	533	–	–	(133)

Total separate accounts	2,819	(176)	–	(170)

Total securities held for other than trading purposes	38,645	(2,331)	(114)	(677)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	308	(7)	–	(12)
Equity securities	12	–	–	(2)
Short term investments	296	–	–	–
Limited partnerships	342	–	–	(6)
Equity indexed futures	–	3	–	(217)
Other derivative securities	1	2	–	–

Total securities held for trading purposes	959	(2)	–	(237)

Total securities	$39,604	$(2,333)	$(114)	$(914)

Debt (carrying value)	$2,567	$(151)	$–	$–

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CNA Financial Corporation
Consolidated Balance Sheets

	2002	2001
December 31
(In millions, except share data)		Restated (a)
Assets
Investments:
Fixed maturity securities available-for-sale, at market value, (amortized cost of $25,533 and $28,970)	$26,275	$29,164
Equity securities available-for-sale, at market value, (cost of $519 and $1,168)	666	1,338
Mortgage loans and real estate (less accumulated depreciation of $55 and $1)	57	35
Policy loans	180	194
Limited partnership investments	1,060	1,307
Other invested assets	47	48
Short term investments, cost approximates market value	7,008	3,740

Total investments	35,293	35,826
Cash	126	142
Reinsurance receivables (less allowance for doubtful accounts of $196 and $170)	12,500	13,653
Insurance receivables (less allowance for doubtful accounts of $156 and $181)	3,007	3,825
Accrued investment income	300	385
Receivables for securities sold	455	443
Deferred acquisition costs	2,551	2,424
Prepaid reinsurance premiums	1,345	1,221
Federal income taxes recoverable (includes $0 and $617 due from Loews Corporation)	–	611
Deferred income taxes	723	869
Property and equipment at cost (less accumulated depreciation of $771 and $797)	369	444
Goodwill and other intangible assets	174	265
Other assets	1,785	1,817
Separate account business	3,103	3,798

Total assets	$61,731	$65,723

(a) See Note T.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

	2002	2001

		Restated (a)
Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$27,370	$31,266
Unearned premiums	4,820	4,505
Future policy benefits	7,409	7,306
Policyholders’ funds	580	546
Collateral on loaned securities and derivatives	552	923
Payables for securities purchased	464	606
Participating policyholders’ funds	119	118
Short term debt	420	329
Long term debt	1,872	2,238
Reinsurance balances payable	2,763	2,723
Federal income taxes payable (includes $13 and $0 due to Loews Corporation)	29	–
Other liabilities	2,573	3,019
Separate account business	3,103	3,798

Total liabilities	52,074	57,377

Commitments and contingencies (Notes A, B, F, G, I, K and S)
Minority interest	256	224
Stockholders’ equity:
Preferred stock (Series H, no par value; $100,000 stated value; 12,500,000 shares authorized; 7,500 shares issued and outstanding, held by Loews Corporation)	750	–
Common stock ($2.50 par value; 500,000,000 shares authorized; 225,850,270 shares issued; and 223,608,868 and 223,596,861 shares outstanding)	565	565
Additional paid-in capital	1,031	1,031
Retained earnings	6,593	6,438
Accumulated other comprehensive income	604	226
Treasury stock (2,241,402 and 2,253,409 shares), at cost	(70)	(70)

	9,473	8,190
Notes receivable for the issuance of common stock	(72)	(68)

Total stockholders’ equity	9,401	8,122

Total liabilities and stockholders’ equity	$61,731	$65,723

(a) See Note T.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Operations

	2002	2001	2000
Years ended December 31
(In millions, except per share data)		Restated (a)	Restated (a)
Revenues:
Net earned premiums	$10,213	$9,288	$11,388
Net investment income	1,730	1,856	2,247
Realized investment (losses) gains, net of participating policyholders’ and minority interests	(252)	1,262	1,029
Other revenues	595	683	744

Total revenues	12,286	13,089	15,408

Claims, Benefits and Expenses:
Insurance claims and policyholders’ benefits	8,392	11,279	9,720
Amortization of deferred acquisition costs	1,791	1,804	1,880
Other operating expenses	1,649	1,913	1,847
Restructuring and other related charges	(37)	251	–
Interest	150	157	206

Total claims, benefits and expenses	11,945	15,404	13,653

Income (loss) from continuing operations before income tax and minority interest	341	(2,315)	1,755
Income tax (expense) benefit	(68)	744	(550)
Minority interest	(26)	(21)	(28)

Income (loss) from continuing operations	247	(1,592)	1,177
(Loss) income from discontinued operations, net of tax of $9, $2, and $0	(35)	11	5

Income (loss) before cumulative effects of changes in accounting principles	212	(1,581)	1,182
Cumulative effects of changes in accounting principles, net of tax of $7 and $33	(57)	(61)	–

Net income (loss)	$155	$(1,642)	$1,182

Basic and Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$1.10	$(8.20)	$6.40
(Loss) income from discontinued operations, net of tax	(0.16)	0.06	0.03

Income (loss) before cumulative effects of changes in accounting principles	0.94	(8.14)	6.43
Cumulative effects of changes in accounting principles, net of tax	(0.26)	(0.32)	–

Basic and diluted earnings (loss) per share available to common stockholders	$0.68	$(8.46)	$6.43

Weighted average outstanding common stock and common stock equivalents	223.6	194.0	183.6

(a) See Note T.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

	2002	2001	2000
Years ended December 31
(In millions)		Restated (a)	Restated (a)
Cash Flows from Operating Activities:
Net income (loss)	$155	$(1,642)	$1,182
Adjustments to reconcile net income (loss) to net cash flows used by operating activities:
Cumulative effects of changes in accounting principles, net of tax	57	61	–
Loss on disposal of property and equipment	24	83	28
Minority interest	26	21	28
Deferred income tax provision	7	62	476
Realized investment losses (gains), net of participating policyholders’ and minority interests	252	(1,265)	(1,028)
Equity method loss (income)	25	(58)	(299)
Realized loss from discontinued operations, net of tax	37	–	–
Amortization of intangibles	–	17	21
Amortization of bond discount	(143)	(268)	(309)
Depreciation	98	136	155
Changes in:
Receivables, net	1,017	(3,376)	(1,664)
Deferred acquisition costs	(162)	(17)	(132)
Accrued investment income	69	19	(17)
Federal income taxes recoverable/payable	655	(596)	254
Prepaid reinsurance premiums	(124)	224	11
Reinsurance balances payable	145	1,342	717
Insurance reserves	(931)	4,616	(128)
Transfer of business via reinsurance	–	–	(41)
Other, net	(167)	42	(599)

Total adjustments	885	1,043	(2,527)

Net cash flows provided (used) by operating activities	$1,040	$(599)	$(1,345)

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(63,167)	$(56,979)	$(40,975)
Proceeds from fixed maturity securities:
Sales	61,919	51,112	38,502
Maturities, calls and redemptions	3,108	3,930	4,222
Purchases of equity securities	(814)	(1,287)	(1,858)
Proceeds from sales of equity securities	1,197	2,311	2,935
Change in short term investments	(3,249)	2,028	(686)
Change in collateral on loaned securities and derivatives	(371)	(1,322)	(429)
Change in other investments	167	(182)	313
Purchases of property and equipment	(88)	(124)	(152)
Proceeds from sales of property and equipment	–	264	–
Acquisitions, net of cash acquired	–	(19)	(2)
Dispositions	(178)	7	–
Other, net	(12)	56	(28)

Net cash flows (used) provided by investing activities	$(1,488)	$(205)	$1,842

(a) See Note T.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

	2002	2001	2000

		Restated (a)	Restated (a)
Cash Flows from Financing Activities:
Issuance of preferred stock	$750	$—	$—
Redemption of preferred stock	—	—	(150)
Dividends paid to preferred stockholders	—	—	(1)
Issuance of common stock	—	1,006	—
Principal payments on debt	(341)	(664)	(164)
Proceeds from issuance of debt	65	500	—
Return of policyholder account balances on investment contracts	(44)	(66)	(138)
Purchase of treasury stock	—	—	(35)
Receipts from investment contracts credited to policyholder account balances	1	2	5
Other	1	5	(4)

Net cash flows provided (used) by financing activities	432	783	(487)

Net change in cash	(16)	(21)	10
Cash, beginning of year	142	163	153

Cash, end of year	$126	$142	$163

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	$195	$147	$205
Federal income taxes	(612)	(288)	(154)
Non-cash transactions:
Notes receivable for the issuance of common stock	4	4	10

(a) See Note T.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders’ Equity

							Notes
					Accumulated		Receivable
			Additional		Other		For the	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Issuance of	Stockholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Common Stock	Equity

(In millions)
Balance, January 1, 2000 (As previously reported)	$150	$464	$126	$7,114	$1,188	$(41)	$(63)	$8,938
Prior period adjustment (a)	–	–	–	(215)	–	–	–	(215)

Balance, January 1, 2000 (Restated (a))	150	464	126	6,899	1,188	(41)	(63)	8,723

Comprehensive income:
Net income (Restated (a))	–	–	–	1,182	–	–	–	1,182
Other comprehensive loss	–	–	–	–	(315)	–	–	(315)

Total comprehensive income								867
Redemption of preferred stock	(150)	–	–	–	–	–	–	(150)
Purchase of treasury stock	–	–	–	–	–	(35)	–	(35)
Increase in notes receivable from issuance of common stock	–	–	–	–	–	5	(9)	(4)
Preferred dividends	–	–	–	(1)	–	–	–	(1)

Balance, December 31, 2000 (Restated (a))	–	464	126	8,080	873	(71)	(72)	9,400

Comprehensive income:
Net loss (Restated (a))	–	–	–	(1,642)	–	–	–	(1,642)
Other comprehensive loss	–	–	–	–	(647)	–	–	(647)

Total comprehensive loss								(2,289)
Issuance of common stock	–	101	905	–	–	–	–	1,006
Stock options exercised	–	–	–	–	–	1	–	1
Decrease in notes receivable from issuance of common stock	–	–	–	–	–	–	4	4

Balance, December 31, 2001 (Restated (a))	–	565	1,031	6,438	226	(70)	(68)	8,122

Comprehensive income:
Net income	–	–	–	155	–	–	–	155
Other comprehensive income	–	–	–	–	378	–	–	378

Total comprehensive income								533
Issuance of preferred stock	750	–	–	–	–	–	–	750
Increase in notes receivable from issuance of common stock	–	–	–	–	–	–	(4)	(4)

Balance, December 31, 2002	$750	$565	$1,031	$6,593	$604	$(70)	$(72)	$9,401

(a) See Note T.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries, which include property and casualty insurance companies (principally Continental Casualty Company (CCC) and The Continental Insurance Company (CIC)) and life and group insurance companies (principally Continental Assurance Company (CAC), Valley Forge Life Insurance Company (VFL) and CNA Group Life Assurance Company (CNAGLA)), collectively CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2002.

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany amounts have been eliminated. Certain amounts applicable to prior years have been reclassified to conform to the current year presentation.

As a result of a routine review of the Company’s periodic filings by the Division of Corporation Finance of the Securities and Exchange Commission (SEC), the Company has restated its financial statements. The restated financial statements reflect an adjustment to the Company’s historical accounting for its investment in life settlement contracts and the related revenue recognition. See Note T for further discussion.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Business

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

Insurance products include property and casualty coverages; life, accident and health insurance; retirement products and annuities; and property and casualty reinsurance. CNA services include risk management, information services, healthcare claims management, and claims administration. CNA’s products and services are marketed through independent agents, brokers, managing general agents and direct sales.

Insurance Operations

Premiums: Insurance premiums on property and casualty and accident and health insurance contracts are recognized in proportion to the underlying risk insured which principally is earned ratably over the duration of the policies after deductions for ceded insurance premiums. The reserve for unearned premiums on these contracts represents the portion of premiums written relating to the unexpired terms of coverage.

Property and casualty contracts that are retrospectively rated contain contract provisions that result in an adjustment to the initial policy premium depending on the contract provisions and loss experience of the insured during the experience period. For such contracts, the Company estimates the amount of ultimate premiums that the Company may earn upon completion of the experience period and recognizes either an asset or a liability for the difference between the initial policy premium and the estimated ultimate premium. The Company adjusts such estimated ultimate premium amounts during the course of the experience period based on actual results to date. The resulting adjustment is recorded as either a reduction of or an increase to the earned premiums for the period.

Revenues on interest-sensitive contracts are composed of contract charges and fees, which are recognized over the coverage period. Premiums for other life insurance products and annuities are recognized as revenue when due after deductions for ceded insurance premiums.

Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with environmental pollution and mass tort and asbestos (APMT), workers compensation lifetime claims and accident and health disability claims, are not discounted and are based on 1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; and 5) estimates of salvage and subrogation recoveries. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Insurance and reinsurance receivables are reported as assets in the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CAC for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 6.0% to 7.5%. At December 31, 2002 and 2001, the discounted reserves for unfunded structured settlements were $884 million and $887 million, net of discount of $1,466 million and $1,478 million.

Workers compensation lifetime claim reserves and accident and health disability claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience, and are discounted at interest rates allowed by insurance regulators that range from 3.5% to 6.5%. At December 31, 2002 and 2001, such discounted reserves totaled $2,537 million and $2,384 million, net of discount of $974 million and $978 million.

Future policy benefits reserves: Reserves for traditional life insurance products (whole and term life products) and long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 2.3% to 9.8%, and mortality, morbidity and withdrawal assumptions are based on Company and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. Reserves for interest-sensitive contracts are equal to the account balances that accrue to the benefit of the policyholders. Interest crediting rates ranged from 4.4% to 6.5% for the three years ended December 31, 2002.

Policyholders’ funds reserves: Policyholders’ funds reserves include reserves for universal life insurance contracts and investment contracts without life contingencies. The liability for policy benefits for universal life-type contracts is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2002 and 2001, the liability balance was $63 million and $94 million. As of December 31, 2002 and 2001, included in other assets were $32 million and $24 million of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based on future premium collections or policy surcharges from policies in force.

Reinsurance: Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as a receivable in the Consolidated Balance Sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions.

Reinsurance contracts that do not meet the criteria for risk transfer are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. The Company primarily records these deposits as either reinsurance receivables or other assets for ceded recoverables and reinsurance balances payable or other liabilities for assumed liabilities. At December 31, 2002 and 2001, the Company had approximately $618 million and $693 million recorded as deposit assets and $569 million and $511 million recorded as deposit liabilities.

Income on reinsurance contracts accounted for under the deposit method is recognized using a constant effective yield based on the anticipated timing of payments and the remaining life of the contract. When the estimate of timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract. This adjustment is reflected in other revenue or other operating expense as appropriate.

Participating insurance: Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws. When limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholders’ share of net income on those contracts that cannot be distributed is excluded from stockholders’ equity by a charge to operations and the establishment of a corresponding liability.

Deferred acquisition costs: Costs, including commissions, premium taxes and certain underwriting and policy issuance costs, which vary with and are related primarily to the acquisition of property and casualty insurance business, are deferred and amortized ratably over the period the related premiums are earned. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

The excess of first-year commissions over renewal commissions and other first-year costs of acquiring life insurance business, such as agency and policy issuance expenses, which vary with and are related primarily to the production of new and renewal business, have been deferred and are amortized with interest over the expected life of the related contracts. The excess of first-year ceded expense allowances over renewal ceded expense allowances reduces applicable unamortized deferred acquisition costs.

Deferred acquisition costs related to non-participating traditional life insurance and accident and health insurance are being amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefits reserves for such contracts. Assumptions as to anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.

For universal life and cash value annuity contracts, the amortization of deferred acquisition costs is recorded in proportion to the present value of estimated gross margins or profits. The gross margins or profits result from actual earned interest minus actual credited interest, actual costs of insurance (mortality) charges minus expected mortality, actual expense charges minus expected maintenance expenses and surrender charges. Amortization interest rates are based on rates in effect at the inception or acquisition of the contracts or the latest revised rate applied to the remaining benefit period, according to product line. Actual gross margins or profits can vary from the Company’s estimates resulting in increases or decreases in the rate of amortization. When appropriate, the Company revises its assumptions of the estimated gross margins or profits of these contracts, and the cumulative amortization is re-estimated and adjusted through current operations. To the extent that unrealized gains or losses on available-for-sale securities would result in an adjustment of deferred acquisition costs had they actually been realized, an adjustment is recorded to deferred acquisition costs and to unrealized investment gains or losses.

Deferred acquisition costs are recorded net of ceding commissions and other ceded acquisition costs. The Company evaluates deferred acquisition costs for recoverability; adjustments, if necessary, are recorded in current operations.

Investments in life settlement contracts and related revenue recognition: The Company has purchased investments in life settlement contracts. Under a life settlement contract, CNA obtains the rights of being the owner and beneficiary to an underlying life insurance policy. The carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the policy in accordance with Financial Accounting Standards Board (FASB) Technical Bulletin 85-4 Accounting for Purchases of Life Insurance (FTB 85-4). Amounts paid to purchase these contracts that are in excess of the cash surrender value, at the date of purchase, are expensed immediately. Periodic maintenance costs, such as premiums, necessary to keep the underlying policy inforce are expensed as incurred and included in other operating expenses. Revenue is recognized and included in other revenue in the Consolidated Statements of Operations when the life insurance policy underlying the life settlement contract matures.

Separate Account Business

CAC and VFL write investment and annuity contracts. The supporting assets and liabilities of certain of these contracts are legally segregated and reported as assets and liabilities of separate account business. CAC and VFL guarantee principal and a specified return to the contract holders on approximately 58% and 53% of the separate account business at December 31, 2002 and 2001. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are carried at contract values.

During July of 2002, the Company entered into an agreement, whereby The Phoenix Companies, Inc. (Phoenix) acquired the variable life and annuity business of VFL through a coinsurance arrangement, with modified coinsurance on the separate accounts. See Note P for further details of this agreement.

Investments

Valuation of investments: CNA classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income. Investments are written down to fair value and losses are recognized in income when a decline in value is determined to be other-than-temporary.

For asset-backed securities included in fixed maturity securities, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reflected in net investment income.

Mortgage loans are carried at unpaid principal balances, including unamortized premium or discount. Real estate is carried at depreciated cost. Policy loans are carried at unpaid balances. Short term investments are generally carried at amortized cost, which approximates fair value.

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

Other invested assets include certain derivative securities. Investments in derivative securities are carried at fair value with changes in fair value reported as a component of realized gains or losses or other comprehensive income, depending on their hedge designation. Changes in the fair value of derivative securities which are not designated as hedges, are reported as a component of realized gains or losses.

Investment gains and losses: All securities transactions are recorded on the trade date. Realized investment gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

Equity in unconsolidated affiliates: CNA uses the equity method of accounting for investments in companies in which its ownership interest of the voting shares of an investee company enables CNA to influence the operating or financial decisions of the investee company, but CNA is without a controlling financial interest. CNA’s proportionate share of equity in net income of these unconsolidated affiliates is reported in other revenues.

Securities lending activities: CNA lends securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must deposit collateral with CNA of at least 102% of the fair value of the securities loaned if the collateral is cash or securities. CNA maintains effective control over all loaned securities and, therefore, continues to report such securities as fixed maturity securities in the Consolidated Balance Sheets.

Cash collateral received on these transactions is invested in short term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities or letters of credit, received by the Company are not reflected as assets of the Company as there exists no right to sell or repledge the collateral. The fair value of collateral held and included in short term investments was $544 million and $912 million at December 31, 2002 and 2001. The fair value of non-cash collateral was $777 million and $413 million at December 31, 2002 and 2001.

Derivative Financial Instruments

Effective January 1, 2001, the Company accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The initial adoption of SFAS 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS 133 resulted in an after-tax decrease to 2001 net income of $61 million. Of this transition amount, approximately $58 million related to investments and investment-related derivatives. Because the Company already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $58 million to stockholders’ equity (accumulated other comprehensive income). The remainder of the transition adjustment is primarily attributable to collateralized debt obligation (CDOs) products that are classified as derivatives under SFAS 133.

A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. Derivatives include, but are not limited to, the following types of financial instruments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards, commitments to purchase securities, and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument and accounted for in accordance with SFAS 133 when the embedded derivative is not clearly and closely related to the host instrument. In addition, non-investment instruments, including certain types of insurance contracts, mainly CDOs and synthetic guaranteed investment contracts (synthetic GICs) that have historically not been considered derivatives, may be derivatives or contain embedded derivatives under SFAS 133.

CDOs represent a credit enhancement product that is typically structured in the form of a swap. The Company has determined that this product is a derivative under SFAS 133. Changes in the estimated fair value of CDOs, like other derivative financial instruments with no hedge designation, are recorded in realized gains or losses as appropriate. The Company did not incur any default losses in 2002. The Company incurred approximately $25 million and $13 million of default losses on these products for the years ended December 31, 2001 and 2000. The Company is no longer writing this product.

In the normal course of business, the Company, through Group Operations, markets synthetic GICs to institutional customers. These contracts are accounted for as derivative financial instruments. Synthetic GICs are guaranteed investment contracts that simulate the performance of a traditional GIC through the use of financial instruments. A key difference between a synthetic GIC and a traditional GIC is that the contract owner owns the financial instruments underlying the synthetic GIC; whereas, the contract owner owns only the contract itself with a traditional GIC. The Company mitigates its exposure under these contracts by maintaining the ability to reset the crediting rate on a monthly/quarterly basis. This rate reset effectively passes any cash flow volatility and asset underperformance back to the contract owner.

SFAS 133 requires that all derivatives be accounted for on a fair value basis. The Company’s derivatives are reported as other invested assets, with the exception of CDOs and synthetic GICs, which are reported as other assets and/or other liabilities. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and reported together with the host contract. If certain criteria are met, a derivative may be specifically designated as a hedge of exposures to changes in fair value, cash flows or foreign currency exchange rates. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the nature of any hedge designation thereon.

The Company’s accounting for changes in the fair value of general account derivatives is as follows:

Nature of Hedge Designation	Derivative’s Change in Fair Value Reflected In:

No hedge designation	Realized investment gains or losses

Fair value	Realized investment gains or losses, along with the change in fair value of the hedged asset or liability

Cash flow	Other comprehensive income, with subsequent reclassification to earnings when the hedged transaction, asset or liability impacts earnings

Foreign currency	Consistent with fair value or cash flow above, depending on the nature of the hedging relationship

Changes in the fair value of derivatives held in the separate accounts are reflected in separate account earnings. Because separate account investments are generally carried at fair value with changes therein reflected in separate account earnings, hedge accounting is generally not applicable to separate account derivatives.

CNA uses investment derivatives in the normal course of business, primarily to reduce its exposure to market risk (principally interest rate risk, equity stock price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). The Company’s principal objective under such risk strategies is to achieve the desired reduction in economic risk, even if the position will not receive hedge accounting treatment. The Company also uses derivatives for purposes of income enhancement, primarily via the sale of covered call options.

The Company’s use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which it is subject, and by its own derivative policy. The derivative policy limits the authorization to initiate derivative transactions to certain personnel. The policy generally prohibits the use of derivatives with a maturity greater than 18 months, unless the derivative is matched with assets or liabilities having a longer maturity. The policy prohibits the use of derivatives containing greater than one-to-one leverage with respect to changes in the underlying price, rate or index. The policy also prohibits the use of borrowed funds, including funds obtained through repurchase transactions, to engage in derivative transactions.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the gross fair value of the asset related to the instruments recognized in the Consolidated Balance Sheets. The Company mitigates the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires collateral from its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

The Company has exposure to economic losses due to interest rate risk arising from changes in the level of, or volatility of, interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management, which includes rebalancing its existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards and commitments to purchase securities. These instruments are generally used to lock interest rates or unrealized gains, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments, variable rate debt and life insurance liabilities. The Company has used these types of instruments as designated hedges against specific assets or liabilities on an infrequent basis.

The Company is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities, or instruments that derive their value from such securities. CNA attempts to mitigate its exposure to such risks by limiting its investment in any one security or index. The Company may also manage this risk by utilizing instruments such as options, swaps, futures and collars to protect appreciation in securities held. CNA uses derivatives in one of its separate accounts to mitigate equity price risk associated with its indexed group annuity contracts by purchasing Standard & Poor’s 500® (S&P 500®) index futures contracts in a notional amount equal to the contract holder liability, which is calculated using the S&P 500® rate of return.

The Company has exposure to credit risk arising from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. The Company attempts to mitigate this risk by limiting credit concentrations, practicing diversification, and frequently monitoring the credit quality of issuers and counterparties. In addition the Company may utilize credit derivatives such as credit default swaps to modify the credit risk inherent in certain investments. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. The Company infrequently designates these types of instruments as hedges against specific assets.

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the fair value of financial instruments denominated in a foreign currency. The Company’s foreign transactions are primarily denominated in Canadian dollars, British pounds and euros. The Company manages this risk via asset/liability matching and through the use of foreign currency futures and/or forwards. The Company has infrequently designated these types of instruments as hedges against specific assets or liabilities.

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

Income Taxes

The Company and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities. Future tax benefits are recognized to the extent that realization of such benefits are more likely than not.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method.

Goodwill and Other Intangible Assets

Goodwill in the amount of $154 million and $245 million as of December 31, 2002 and 2001 represents the excess of purchase price over fair value of the net assets of acquired entities. CNA adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) on January 1, 2002. SFAS 142 changed the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and indefinite-lived intangible assets recorded in past business combinations ceased upon adoption of SFAS 142. Accordingly, net income for the year ended December 31, 2002 does not include amortization expense on goodwill or indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests.

Had the Company not amortized goodwill in 2001 and 2000, net income and the related basic and diluted earnings per share amounts would have been as follows:

Pro Forma Effect of SFAS 142 on Results

			Basic and Diluted
	Net Income		Earnings Per Share

	2001	2000	2001	2000
Years ended December 31
(In millions, except per share amounts)
Results	$(1,642)	$1,182	$(8.46)	$6.43
Add goodwill amortization, after-tax	17	21	0.09	0.11

Adjusted reported results to include the impact of the non-amortization provisions of SFAS 142	$(1,625)	$1,203	$(8.37)	$6.54

During 2002, the Company completed its initial goodwill impairment testing and recorded a $64 million pretax, or $57 million after-tax, impairment charge. In accordance with SFAS 142, the impairment charge, which primarily consists of a $51 million pretax, or $48 million after-tax, charge in Specialty Lines, a $12 million pretax, or $8 million after-tax, charge in Life Operations, and a $1 million pretax, or $1 million after-tax, charge in Corporate and Other, was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. Any impairment losses incurred after the initial application of this standard will be reported in operating results.

Prior to the adoption of SFAS 142, goodwill and indefinite-lived intangible assets were amortized on a straight-line basis over the period of expected benefit, generally ranging from 15 to 30 years.

Earnings per Share

Earnings (loss) per share available to common stockholders is based on weighted-average outstanding shares. The computation of earnings (loss) per share is as follows:

Earnings (Loss) per Share

	2002	2001	2000
Years ended December 31
(In millions, except per share amounts)
Income (loss) from continuing operations	$247	$(1,592)	$1,177
Less preferred stock dividend	(2)	–	(1)

Income (loss) from continuing operations available to common stockholders	245	(1,592)	1,176
(Loss) income from discontinued operations, net of tax	(35)	11	5
Cumulative effects of changes in accounting principles, net of tax	(57)	(61)	–

Net income (loss) available to common stockholders	$153	$(1,642)	$1,181

Weighted-average outstanding common stock and common stock equivalents	223.6	194.0	183.6
Effect of dilutive securities, employee stock options	–	–	–

Adjusted weighted-average outstanding common stock and common stock equivalents assuming conversions	223.6	194.0	183.6

Basic and diluted earnings (loss) per share available to common stockholders	$0.68	$(8.46)	$6.43

The Company has stock-based compensation plans which are detailed in Note J. The Company applies Accounting Policy Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its stock-based compensation plan. Under the recognition and measurement principles of APB 25, no stock-based compensation cost has been recognized as the exercise price of the granted options equaled the market price of the underlying stock at the grant date.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation under the Company’s stock-based compensation plans.

Pro Forma Effect of SFAS 123 on Results

	2002	2001	2000
Years ended December 31
(In millions, except per share amounts)
Net income (loss)	$155	$(1,642)	$1,182
Less: Total stock-based compensation cost determined under the fair value method, net of tax	(1)	(1)	(1)

Pro forma net income (loss)	$154	$(1,643)	$1,181

Basic and diluted earnings (loss) per share	$0.68	$(8.46)	$6.43

Basic and diluted earnings (loss) per share, pro forma	$0.67	$(8.47)	$6.42

Accounting Pronouncements

In September of 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 140 supercedes SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The adoption of SFAS 140 on March 31, 2001 did not have a significant impact on the results of operations or equity of the Company.

On April 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). EITF 99-20 establishes how a transferor that retains an interest in securitized financial assets or an enterprise that purchases a beneficial interest in securitized financial assets should account for interest income and impairment. The adoption of EITF 99-20 did not have a significant impact on the results of operations or equity of the Company.

In June of 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. CNA has adopted this standard for all business combinations initiated subsequent to June 30, 2001. The adoption of SFAS 141 did not have a significant impact on the results of operations or equity of the Company.

In October of 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). Effective January 1, 2002, CNA adopted SFAS 144 for impairments of long-lived assets and for long-lived assets to be disposed of on or after January 1, 2002. The adoption of SFAS 144 did not have a significant impact on the results of operations or equity of the Company; however, it did impact the income statement presentation of certain operations sold in 2002.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). CNA adopted the provisions of SFAS 146 for all disposal activities initiated after June 30, 2002. The adoption of SFAS 146 did not have a significant impact on the results of operations or equity of the Company.

In November of 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements of Financial Accounting Standards No. 5, 57, and 107 and rescission of FASB Interpretation No. 34) (FIN 45). FIN 45 clarifies the requirements of FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5) relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 provides for additional disclosure requirements related to guarantees, which are effective for financial periods ending after December 15, 2002. Additionally, FIN 45 outlines provisions for initial recognition and measurement of the liability incurred in providing a guarantee. These provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. CNA has implemented the disclosure requirements of FIN 45 and will adopt the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. The initial adoption for the recognition and measurement requirements of FIN 45 is not expected to have a significant impact on the results of operations or equity of the Company.

In December of 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. CNA has adopted this standard beginning with the 2002 annual financial statements and will implement the disclosure requirements in all subsequent annual and interim financial statements. The Company has not determined if it will adopt fair value accounting in 2003.

In January of 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (ARB 51) (FIN 46). As a general rule, ownership by the parent, either directly or indirectly, of over 50% of the outstanding voting shares of a subsidiary is a condition requiring the preparation of consolidated financial statements of the parent and its subsidiary. FIN 46 clarifies the exceptions to this general rule, as enunciated in paragraph two of ARB 51. FIN 46 requires an entity to consolidate a variable interest entity (VIE) even though the entity does not, either directly or indirectly, own over 50% of the outstanding voting shares.

FIN 46 defines a VIE as one in which a) the equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or b) the equity investors lack one or more of the following essential characteristics of a controlling financial interest i) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights ii) the obligation to absorb the expected losses of the entity, if they occur or iii) the right to receive the expected residual returns of the entity, if they occur. The primary beneficiary of a VIE is required to consolidate the VIE.

Financial statements issued after January 31, 2003 are required to disclose the nature, purpose, activities and size of the VIE and maximum exposure to loss as a result of its involvement with the VIE. The Company reviewed FIN 46 and is of the opinion that at the present time, the Company is neither a primary beneficiary of a VIE nor does it have a significant involvement with a VIE.

Note B. Investments

The significant components of net investment income are presented in the following table.

Net Investment Income

	2002	2001	2000
Years ended December 31
(In millions)
Fixed maturity securities	$1,854	$1,824	$1,739
Short term investments	62	135	200
Limited partnerships	(34)	47	293
Equity securities	66	37	51
Interest on funds withheld and other deposits	(239)	(241)	(87)
Other	81	112	99

Gross investment income	1,790	1,914	2,295
Investment expense	(60)	(58)	(48)

Net investment income	$1,730	$1,856	$2,247

Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) in investments were as follows:

Net Investment Appreciation

	2002	2001	2000
Years ended December 31
(In millions)
Net realized investment (losses) gains:
Fixed maturity securities:
Gross realized gains	$1,009	$936	$434
Gross realized losses	(1,118)	(600)	(564)

Net realized (losses) gains on fixed maturity securities	(109)	336	(130)

Equity securities:
Gross realized gains	251	1,335	1,336
Gross realized losses	(409)	(240)	(220)

Net realized (losses) gains on equity securities	(158)	1,095	1,116

Other realized investment gains (losses)	13	(154)	47

Net realized investment (losses) gains before allocation to participating policyholders’ and minority interests	(254)	1,277	1,033
Allocation to participating policyholders’ and minority interests	2	(15)	(4)
Income tax benefit (expense)	103	(446)	(360)

Net realized investment (losses) gains	(149)	816	669

Net change in unrealized appreciation (depreciation) in general account investments:
Fixed maturity securities	548	93	773
Equity securities	(23)	(1,127)	(1,223)
Other	17	(19)	(52)

Total net change in unrealized appreciation (depreciation) in general account investments	542	(1,053)	(502)
Net change in unrealized appreciation on separate accounts and other	53	7	66
Cumulative effects of changes in accounting principles, net of tax of $31	—	58	—
Allocation to participating policyholders’ and minority interests	(19)	(4)	(12)
Deferred income tax (expense) benefit	(182)	355	161

Net change in unrealized appreciation (depreciation) in investments	394	(637)	(287)

Net realized gains and change in unrealized appreciation in investments	$245	$179	$382

Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have an adverse material impact on the Company’s results of operations or equity.

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

A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. The Company follows a consistent and systematic process for impairing securities that sustain other-than-temporary declines in value. The Company has established a committee responsible for the impairment process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by the Company’s Chief Financial Officer. The Impairment Committee is responsible for analyzing watch list securities on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of impairment indicators including, but not limited to, a significant adverse change in the financial condition and near term prospects of the investment or a significant adverse change in legal factors, the business climate or credit ratings.

When a security is placed on the watch list, it is monitored for further market value changes and additional news related to the issuer’s financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors.

The decision to impair a security incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the market value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.

The Impairment Committee’s decision to impair a security is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all of the factors considered. For securities that are impaired, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Statements of Operations.

Realized investment losses included $890 million $129 million and $72 million of pretax impairment losses for the three years ended December 31, 2002, 2001 and 2000. The impairments recorded in 2002 were primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets and the effects on such markets due to the overall slowing of the economy.

Other realized investment gains (losses) for the years ended December 31, 2002, 2001 and 2000 include gains and losses related to the sale and losses associated with the anticipated sale of certain operations or affiliates. See Note P for further details.

In March of 2000, the Company entered into hedge agreements related to its investment in Global Crossing Ltd. common stock (Global Crossing). The unrealized appreciation on the stock that was preserved by the hedge was reflected as an unrealized gain in accumulated other comprehensive income at December 31, 2000. The hedge agreements were closed out in 2001, resulting in the recognition of a realized gain of $962 million pretax.

The unrealized gain on the Company’s position in Global Crossing, including the fair market value of the related hedge discussed in Note C, was $902 million at December 31, 2000.

Changes in the Company’s investment in Global Crossing, on a pretax basis, were as follows:

Changes in Net Realized Gains and Unrealized Appreciation (Depreciation) for Global Crossing

	2001	2000
Years ended December 31
(In millions)
Decrease in unrealized gain on common stock	$(239)	$(1,525)
Cumulative effect of a change in accounting principle	(60)	–
(Decrease) increase in unrealized gain on options collar	(663)	663

Net decrease in unrealized gain on position in Global Crossing	$(962)	$(862)

Realized gains on sales of Global Crossing	$962	$485

The following tables provide a summary of investments in fixed maturity and equity securities available-for-sale.

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2002
(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,266	$114	$4	$1,376
Asset-backed securities	7,888	336	16	8,208
States, municipalities and political subdivisions – tax-exempt	4,966	151	43	5,074
Corporate securities	7,439	487	335	7,591
Other debt securities	3,780	284	237	3,827
Redeemable preferred stock	64	5	–	69
Options embedded in convertible debt securities	130	–	–	130

Total fixed maturity securities	25,533	1,377	635	26,275

Equity securities:
Common stock	310	166	15	461
Non-redeemable preferred stock	209	3	7	205

Total equity securities	519	169	22	666

Total	$26,052	$1,546	$657	$26,941

December 31, 2001

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$5,002	$109	$30	$5,081
Asset-backed securities	7,603	139	19	7,723
States, municipalities and political subdivisions – tax-exempt	2,748	19	47	2,720
Corporate securities	9,569	247	229	9,587
Other debt securities	3,811	152	147	3,816
Redeemable preferred stock	48	1	1	48
Options embedded in convertible debt securities	189	–	–	189

Total fixed maturity securities	28,970	667	473	29,164

Equity securities:
Common stock	820	326	150	996
Non-redeemable preferred stock	348	17	23	342

Total equity securities	1,168	343	173	1,338

Total	$30,138	$1,010	$646	$30,502

The following table summarizes fixed maturity securities, including embedded derivative financial instruments, by contractual maturity at December 31, 2002.

Contractual Maturity	Cost or	Estimated
	Amortized	Fair
	Cost	Value

(In millions)
Due in one year or less	$245	$238
Due after one year through five years	2,571	2,581
Due after five years through ten years	5,335	5,433
Due after ten years	9,494	9,815
Asset-backed securities	7,888	8,208

Total	$25,533	$26,275

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

The carrying value of fixed maturity investments that did not produce income during 2002 and 2001 was $88 million and $186 million. At December 31, 2002 and 2001, no investments, other than investments in U.S. government agency securities, exceeded 10% of stockholders’ equity.

As of December 31, 2002 and 2001, the Company had committed approximately $141 million and $152 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

In the normal course of investing activities, CCC had committed approximately $51 million as of December 31, 2002 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

Restricted Investments

The Company may from time to time invest in securities that may be restricted in whole or in part. As of December 31, 2002 and 2001, the Company did not hold any significant positions in investments whose sale was restricted.

Cash and securities with carrying values of approximately $1.8 billion and $2.0 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2002 and 2001.

Cash and securities with carrying values of approximately $37 million and $30 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2002 and 2001. See Note K further details.

During July of 2002, the Company entered into an agreement, whereby Phoenix acquired the variable life and annuity business of VFL through a coinsurance arrangement, with modified coinsurance on the separate accounts. Securities with carrying values of approximately $479 million continue to be held by the Company and are reported in separate account business in the assets section of the Consolidated Balance Sheet at December 31, 2002. See Note P for further details of this agreement.

Note C. Derivative Financial Instruments

A summary of the aggregate contractual or notional amounts, estimated fair values and recognized gains (losses) related to derivative financial instruments follows.

Derivative Financial Instruments

	Contractual/			Recognized
	Notional			Gains
	Amount	Asset	(Liability)	(Losses)
As of and for the year ended December 31, 2002
(In millions)
General account
Swaps	$553	$–	$–	$12
Interest rate caps	500	–	–	–
Futures sold, not yet purchased	14	–	–	(36)
Forwards	9	–	–	(19)
Commitments to purchase government and municipal securities	1,289	14	–	(1)
Equity warrants	10	8	–	(1)
Options purchased	6	–	–	(1)
Collateralized debt obligation liabilities	126	–	(14)	(6)
Synthetic guaranteed investment contracts	481	–	–	–
Options embedded in convertible debt securities	843	130	–	(38)

Total	$3,831	$152	$(14)	$(90)

Separate accounts
Futures purchased	$614	$1	$–	$(187)
Futures sold, not yet purchased	10	–	–	(1)
Commitments to purchase government and municipal securities	11	–	–	1
Options purchased	33	–	–	(3)
Options written	51	–	(1)	2

Total	$719	$1	$(1)	$(188)

Derivative Financial Instruments

	Contractual/			Recognized
	Notional			Gains
	Amount	Asset	(Liability)	(Losses)
As of and for the year ended December 31, 2001
(In millions)
General account
Swaps	$504	$3	$–	$1
Interest rate caps	500	2	–	1
Futures sold, not yet purchased	14	–	–	(11)
Forwards	183	–	(2)	(9)
Commitments to purchase government and municipal securities	193	14	–	16
Equity warrants	15	1	–	(3)
Options purchased	10	–	–	(5)
Options purchased – Global Crossing	–	–	–	143
Options written	–	–	–	5
Collateralized debt obligation liabilities	170	–	(38)	5
Synthetic guaranteed investment contracts	789	–	–	–
Options embedded in convertible debt securities	803	189	–	10

Total	$3,181	$209	$(40)	$153

Separate accounts
Futures purchased	$884	$–	$(8)	$(157)
Futures sold, not yet purchased	10	–	–	(1)
Commitments to purchase government and municipal securities	17	–	–	(2)
Options purchased	65	1	–	(1)
Options written	70	–	–	2

Total	$1,046	$1	$(8)	$(159)

Realized investment gains and losses from derivative financial instruments included in separate accounts assets/liabilities are not included in the Company’s realized investment gains/losses.

Immediately following the adoption of SFAS 133 on January 1, 2001, which did not impact derivatives included in separate account investments, the Company’s general account derivative holdings were as follows:

Derivative Financial Instruments

				Cumulative
				Effect of a
	Contractual/			Change in
	Notional			Accounting
	Amount	Asset	(Liability)	Principle
January 1, 2001
(In millions)
General account
Swaps	$5	$–	$–	$–
Interest rate caps	500	1	–	–
Futures sold, not yet purchased	80	–	–	–
Forwards	13	–	–	–
Equity warrants	10	4	–	(1)
Options purchased	18	1	–	–
Options purchased – Global Crossing	1,000	664	–	420
Options written – Global Crossing	1,256	–	(1)	243
Collateralized debt obligation liabilities	170	–	(18)	(6)
Synthetic guaranteed investment contracts	1,779	–	–	–
Options embedded in convertible debt securities	845	231	–	231

Total	$5,676	$901	$(19)	887

Unrealized loss on Global Crossing common stock				(723)
Adjustment on convertible debt securities with embedded options				(258)

Cumulative effect of a change in accounting principle				(94)
Tax benefit on cumulative effect of a change in accounting principle				33

Cumulative effect of a change in accounting principle, net of tax				$(61)

Fair Value Hedges

As of January 1, 2001, the Company’s collar position, which was entered into during 2000, related to its investment in Global Crossing was the only derivative position that had been designated as a hedge for accounting purposes. The nature of the transition adjustment related to this hedge was such that the $962 million unrealized gain that existed on Global Crossing when the hedge was established was preserved in accumulated other comprehensive income. During 2001, the Company’s collar position related to Global Crossing was terminated and the related stock was sold.

The effectiveness of this hedge was measured based on changes in the intrinsic value of the collar in relation to changes in the fair value of Global Crossing. Changes in the time value component of the collar’s fair value were excluded from the hedge designation and measurement of effectiveness. Up to the date of the sale, the Global Crossing hedge was 100% effective. The change in the time value component of the collar was a pretax gain of $33 million for the year ended December 31, 2001, and has been recorded as a realized investment gain in the Consolidated Statements of Operations.

The Company’s other hedging activities primarily involve hedging interest rate and foreign currency risks on various assets and liabilities. The ineffective portion of the fair value hedges resulted in a realized loss of approximately $4 million and $1 million for the years ended December 31, 2002 and 2001.

Note D. Financial Instruments

In the normal course of business, CNA invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative securities.

Fair values are disclosed for all financial instruments, for which it is practicable to estimate fair value, whether or not such values are recognized in the Consolidated Balance Sheets. Management attempts to obtain quoted market prices for these disclosures. Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by management’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs have not been considered in estimating fair values. The estimates presented herein are not necessarily indicative of the amounts that CNA would realize in a current market exchange.

Non-financial instruments such as real estate, deferred acquisition costs, property and equipment, deferred income taxes and intangibles, and certain financial instruments such as insurance reserves and leases are excluded from the fair value disclosures. Therefore, the fair value amounts cannot be aggregated to determine the underlying economic value of the Company.

The carrying amounts reported in the Consolidated Balance Sheets for cash, short term investments, accrued investment income, receivables for securities sold, federal income taxes recoverable/payable, collateral on loaned securities and derivatives, payables for securities purchased, and certain other assets and other liabilities approximate fair value because of the short term nature of these items. These assets and liabilities are not listed in the following tables.

The following methods and assumptions were used by CNA in estimating the fair value for financial assets and liabilities.

The fair values of fixed maturity and equity securities were based on quoted market prices, where available. For securities not actively traded, fair values were estimated using values obtained from independent pricing services or quoted market prices of comparable instruments.

The fair values for mortgage loans and policy loans were estimated using discounted cash flows utilizing interest rates currently offered for similar loans to borrowers of comparable credit quality. Loans with similar characteristics were aggregated for purposes of these calculations.

Premium deposits and annuity contracts were valued based on cash surrender values and the outstanding fund balances.

Valuation techniques to determine fair value of limited partnership investments, other invested assets and other separate account business assets consisted of discounting cash flows, obtaining quoted market prices of the investments and comparing the investments to similar instruments or to the underlying assets of the investments.

CNA’s senior notes and debentures were valued based on quoted market prices. The fair value for other long term debt was estimated using discounted cash flows based on current incremental borrowing rates for similar borrowing arrangements.

The fair values of CDOs were determined largely based on management’s estimates using default probabilities of the debt securities underlying the contract, which were obtained from a rating agency, the term of each contract, and actual default losses recorded on the contract.

The fair values of financial guarantee contracts were estimated using discounted cash flows utilizing interest rates currently offered for similar contracts.

The fair values of guaranteed investment contracts of the separate account business were estimated using discounted cash flow calculations based on interest rates currently offered for similar contracts with similar maturities. The fair values of the liabilities for variable separate account business were based on the quoted market values of the underlying assets of each variable separate account. The fair values of other separate account liabilities approximate their carrying value because of their short term nature.

The carrying amount and estimated fair value of CNA’s financial instrument assets and liabilities are listed in the following table. Additional detail related to derivative financial instruments is also provided in a separate table. See Note C for further discussion.

Financial Assets and Liabilities

December 31	2002		2001

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

(In millions)
Financial assets
Investments:
Fixed maturity securities	$26,275	$26,275	$29,164	$29,164
Equity securities	666	666	1,338	1,338
Mortgage loans	28	29	31	31
Policy loans	180	175	194	186
Limited partnership investments	1,060	1,060	1,307	1,307
Other invested assets	47	47	48	48
Separate account business:
Fixed maturity securities	2,014	2,014	2,347	2,347
Equity securities	118	118	161	161
Limited partnership investments	327	327	342	342
Other	387	387	534	534
Notes receivable for the issuance of common stock	72	83	68	78

Financial liabilities
Premium deposits and annuity contracts	$1,285	$1,233	$1,465	$1,395
Long term and short term debt	2,292	2,290	2,567	2,277
Collateralized debt obligation liabilities	14	14	38	38
Financial guarantee contracts	56	55	98	96
Separate account business:
Guaranteed investment contracts	276	296	469	492
Variable separate accounts	779	779	1,146	1,146
Other	673	673	622	622

Note E. Income Taxes

CNA and its eligible subsidiaries (CNA Tax Group) are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. Loews and CNA have agreed that for each taxable year, CNA will 1) be paid by Loews the amount, if any, by which the Loews consolidated federal income tax liability is reduced by virtue of the inclusion of the CNA Tax Group in the Loews consolidated federal income tax return or 2) pay to Loews an amount, if any, equal to the federal income tax that would have been payable by the CNA Tax Group filing a separate consolidated tax return. In the event that Loews should have a net operating loss in the future computed on the basis of filing a separate consolidated tax return without the CNA Tax Group, CNA may be required to repay tax recoveries previously received from Loews. This agreement may be canceled by either party upon 30 days written notice.

In 2002, the inclusion of the CNA Tax Group in the consolidated federal income tax return of Loews resulted in an increased federal income tax liability for Loews. Accordingly, CNA has paid to Loews, or will pay to Loews, approximately $94 million for 2002. For 2001, the inclusion of the CNA Tax Group in the consolidated federal income tax return of Loews decreased the Loews federal income tax liability. Accordingly, Loews has paid CNA approximately $908 million for 2001. In 2000, the inclusion of the CNA Tax Group in the consolidated federal income tax return of Loews increased the Loews federal income tax liability. As a result, CNA paid Loews approximately $64 million for 2000.

A reconciliation between CNA’s federal income tax (expense) benefit at statutory rates and the recorded income tax (expense) benefit, after giving effect to minority interest, but before giving effect to discontinued operations and the cumulative effects of changes in accounting principles, is as follows:

Tax Rate Reconciliation

	2002	2001	2000
Years ended December 31
(In millions)
Income tax (expense) benefit at statutory rates	$(110)	$818	$(604)
Foreign net operating loss carry-forward	(2)	(90)	–
Tax benefit from tax exempt income	53	37	71
Other benefit (expense), including state income taxes	(9)	(21)	(17)

Effective income tax (expense) benefit	$(68)	$744	$(550)

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free. Adjustments related to foreign net operating loss carry forwards reflected above pertain to those foreign subsidiaries for which no tax benefit is expected to be realized.

The composition of CNA’s total income tax (expense) benefit allocated between operating results and realized investment gains and losses, excluding discontinued operations and the cumulative effects of changes in accounting principles, is as follows:

Components of Tax Provision

	2002	2001	2000
Years ended December 31
(In millions)
Income tax (expense) benefit on operating results	$(171)	$1,190	$(190)
Income tax benefit (expense) on realized investment (losses) gains	103	(446)	(360)

Total income tax (expense) benefit	$(68)	$744	$(550)

The current and deferred components of CNA’s income tax (expense) benefit, excluding taxes on discontinued operations and the cumulative effects of the changes in accounting principles, are as follows:

Current and Deferred Taxes

	2002	2001	2000
Years ended December 31
(In millions)
Current tax (expense) benefit	$(61)	$806	$(74)
Deferred tax expense	(7)	(62)	(476)

Total income tax (expense) benefit	$(68)	$744	$(550)

The deferred tax effects of the significant components of CNA’s deferred tax assets and liabilities are set forth in the table below.

Components of Net Deferred Tax Assets

	2002	2001
December 31
(In millions)
Deferred tax assets (liabilities)
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$620	$697
Unearned premium reserves	332	332
Life reserves	205	231
Other insurance reserves	19	18
Deferred acquisition costs	(783)	(743)
Net unrealized gains	(331)	(138)
Postretirement benefits other than pensions	119	125
Life settlement contracts	115	117
Foreign affiliate(s)	28	69
Receivables	104	100
Accrued assessments and guarantees	40	53
Restructuring costs	–	44
AMT credit carried forward	–	40
Investment valuation differences	228	(32)
Other, net	27	(44)

Net deferred tax asset	$723	$869

The gross deferred tax assets and liabilities amounted to approximately $2.0 billion and $1.3 billion at December 31, 2002 and $2.1 billion and $1.2 billion at December 31, 2001. Although realization of deferred tax assets is not assured, management believes it is more likely than not that deferred tax assets will be realized through future earnings, including but not limited to the generation of future operating income and reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded at December 31, 2002 and 2001.

Note F. Claim and Claim Adjustment Expense Reserves

CNA’s property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to settle all outstanding claims, including claims that are incurred but not reported (IBNR) as of the reporting date. The Company’s reserve projections are based primarily on detailed analysis of the facts in each case, CNA’s experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in operating results in the period that the need for such adjustments is determined.

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations or equity of the Company.

During 2001, the Company recorded estimated incurred losses of $468 million, pretax, net of reinsurance, related to the September 11, 2001 World Trade Center disaster and related events (WTC event). The loss estimate is based on a total industry loss of $50 billion and includes all lines of insurance. The estimate takes into account CNA’s substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance programs. See Note H for further discussion of reinsurance. The Company has closely monitored reported losses as well as the collection of reinsurance on WTC event claims. As of December 31, 2002, the Company believes its recorded reserves, net of reinsurance, for the WTC event are adequate.

The following table provides management’s estimate of pretax losses related to the WTC event on a gross basis (before reinsurance) and a net basis (after reinsurance) by line of business.

World Trade Center Event

	Gross	Net
	Basis	Basis
Year ended December 31, 2001
(In millions)
Property and casualty assumed reinsurance	$662	$465
Property	282	159
Workers compensation	112	25
Airline hull	194	6
Commercial auto	1	1

Total property and casualty	1,251	656

Group	322	60
Life	75	22

Total group and life	397	82

Total loss before corporate aggregate reinsurance, reinstatement and additional premiums and other	$1,648	738

Corporate aggregate reinsurance		(259)
Reinstatement and additional premiums and other		(11)

Total		$468

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves including claim and claim adjustment expense reserves of the life and group companies.

Reconciliation of Claim and Claim Adjustment Expense Reserves

	2002	2001	2000
As of and for the years ended December 31
(In millions)
Reserves, beginning of year:
Gross	$31,266	$26,962	$27,356
Ceded	12,105	7,848	6,395

Net reserves, beginning of year	19,161	19,114	20,961

Reduction of net reserves (a)	(1,316)	–	–
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	8,248	8,660	8,929
Increase in provision for insured events of prior years	35	2,464	427
Amortization of discount	72	107	158

Total net incurred	8,355	11,231	9,514

Net payments attributable to:
Current year events	3,137	3,997	4,171
Prior year events	6,553	7,437	7,560
Reinsurance recoverable against net reserve transferred under retroactive reinsurance agreements (See Note P)	(133)	(250)	(370)

Total net payments	9,557	11,184	11,361

Net reserves, end of year	16,643	19,161	19,114
Ceded reserves, end of year	10,727	12,105	7,848

Gross reserves, end of year	$27,370	$31,266	$26,962

(a)	The net reserves were reduced by $1,316 million as a result of the sale of CNA Reinsurance Company Limited (CNA Re U.K.). See Note P for further discussion of the sale.

The changes in provision for insured events of prior years (reserve development) is composed of the following components. For the years ended December 31, 2002, 2001 and 2000, the net unfavorable reserve development was $35 million, $2,464 million and $427 million.

Reserve Development

	2002	2001	2000
Years ended December 31
(In millions)
Environmental pollution and mass tort	$–	$468	$15
Asbestos	–	773	65
Other	35	1,223	347

Total	$35	$2,464	$427

Environmental Pollution and Mass Tort and Asbestos (APMT) Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to environmental pollution and mass tort and asbestos claims.

The following table provides data related to CNA’s environmental pollution and mass tort and asbestos claim and claim adjustment expense reserves.

Environmental Pollution and Mass Tort and Asbestos

	December 31, 2002		December 31, 2001

	Environmental		Environmental
	Pollution and Mass		Pollution and Mass
	Tort	Asbestos	Tort	Asbestos

(In millions)
Gross reserves	$830	$1,758	$837	$1,644
Ceded reserves	(313)	(527)	(204)	(392)

Net reserves	$517	$1,231	$633	$1,252

There was no asbestos or environmental pollution and mass tort-related net claim and claim adjustment expense reserve development for the year ended December 31, 2002. As a result of a change in estimate resulting from the Company’s semi-annual ground-up review of APMT accounts, gross and ceded APMT reserves were increased. The settlement scenarios that supported higher estimated gross and higher estimated ceded reserves were judged to be the most appropriate. However, net reserves remained unchanged. The estimation of reinsurance recoverables on accounts is highly dependent on the allocation of each account’s estimated ultimate losses to the available historical insurance coverage. This allocation becomes more refined as accounts and their insurers enter more serious settlement negotiations.

During 2002, net reserves were identified relating to APMT related claim and claim adjustment expense reserves for assumed reinsurance pools, which reflects improvements in the identification of APMT activity from assumed reinsurance and pools. The inclusion of these additional APMT reserves increased the APMT reserves and decreased other reserves, resulting in no net change in the Company's overall carried claim and claim adjustment expense reserves.

Environmental Pollution and Mass Tort

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfunds) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (PRPs). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,200 cleanup sites have been identified by the Environmental Protection Agency (EPA) and included on its National Priorities List (NPL). State authorities have designated many cleanup sites as well.

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

A number of proposals to reform Superfund have been made by various parties. In 2002, no reforms were enacted by Congress. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

The Company’s ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and in the area of environmental, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by the Company post 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

As of December 31, 2002 and 2001, CNA carried approximately $517 million and $633 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental and mass tort net claim and claim adjustment expense reserve development for the year ended December 31, 2002. Unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development for the years ended December 31, 2001 and 2000 amounted to $468 million and $15 million. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $116 million, $203 million and $135 million during the years ended December 31, 2002, 2001 and 2000.

Asbestos

CNA’s property and casualty insurance subsidiaries also have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims.

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

As of December 31, 2002 and 2001, CNA carried approximately $1,231 million and $1,252 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims.

There was no asbestos-related net claim and claim adjustment expense reserve development for the year ended December 31, 2002. Unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2001 and 2000 amounted to $773 million and $65 million. The Company paid asbestos-related claims, net of reinsurance, of $20 million, $171 million and $126 million during the years ended December 31, 2002, 2001 and 2000, excluding payments made in connection with the 1993 settlement of litigation related to Fibreboard Corporation.

CNA has structured settlement agreements with four of its policyholders for which it has future payment obligations. Structured settlement agreements provide for payments of sums certain over multiple years as set forth in each individual agreement. As to the four structured settlement agreements existing at December 31, 2002, payment obligations under those settlement agreements are projected to terminate in 2016. For these four structured settlement agreements, CNA has reserved $118 million, net of reinsurance.

CNA, through its acquisition of CIC in 1995, acquired obligations under the Wellington Agreement. In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At December 31, 2002, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts. With respect to the five remaining unpaid Wellington obligations, CNA has evaluated its exposure under these agreements and has established a $28 million reserve, net of reinsurance, for Wellington obligations.

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At December 31, 2002, CNA had negotiated 23 such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. The Company has evaluated these commitments and has established a $66 million reserve, net of reinsurance, to fund coverage in place agreements based on current projections of claims volumes and severities.

At December 31, 2002, CNA’s total IBNR reserve for asbestos was $729 million, net of reinsurance. For asbestos exposures, CNA classifies its IBNR reserve as assigned or unassigned. In circumstances where CNA has executed a settlement agreement with its policyholder, CNA assigns IBNR reserve to that account to cover the projected value of the settlement. At December 31, 2002, the assigned IBNR reserve was $166 million, net of reinsurance. The unassigned IBNR reserve relates to potential development on accounts that have not settled and potential future claims for unidentified policyholders. At December 31, 2002, CNA’s unassigned IBNR reserve was $563 million, net of reinsurance.

At December 31, 2002, the Company categorized active accounts as large or small accounts. CNA defined a large account as an active account with more than $100 thousand cumulative paid losses through December 31, 2002. CNA had 150 large accounts with a collective reserve of $220 million, net of reinsurance. Small accounts were defined as active accounts with $100 thousand or less cumulative paid losses through December 31, 2002. CNA had 939 small accounts with a collective reserve of $90 million, net of reinsurance.

Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. The Company has attempted to manage such exposures by aggressive settlement strategies. Nevertheless, there can be no assurance any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA’s results of operations or equity.

On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow — Liptak Corporation. Under the agreement, CNA will be required to pay $74 million, net of reinsurance recoveries, over a ten year period. The settlement resolves CNA’s liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow-Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement is subject to bankruptcy court approval and confirmation of a bankruptcy plan containing a channeling injunction to protect CNA from any future claims. The Company’s recorded reserves as of December 31, 2002, included reserves for this exposure.

CNA is engaged in insurance coverage litigation with Robert A. Keasbey Company (Keasbey) and associated claimants in New York state court (Continental Casualty Company vs. Robert A. Keasbey Company et al., Supreme Court State of New York — County of New York, No. 401621/02). Keasbey was a seller and installer of asbestos products in the New York and New Jersey area. CNA paid its full product liability limits to Keasbey in prior years. Claimants against Keasbey now claim CNA owes additional coverage under the operations section of policies issued to it by CNA. CNA is also a party to insurance coverage litigation between Burns & Roe Enterprises, Inc. (Burns & Roe) and its insurance carriers related to asbestos bodily injury and wrongful death claims (In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610). Burns & Roe provided various engineering and related services in connection with construction projects. Burns & Roe is currently in bankruptcy. There are numerous factual and legal issues to be resolved in connection with these cases and it is difficult to predict the outcome or financial exposure represented by these matters in light of the novel theories asserted by policyholders and their counsel.

Policyholders have also initiated litigation directly against CNA and other insurers. CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. In addition, lawsuits have been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). It is difficult to predict the outcome or financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted.

CNA reviews each active asbestos account every six months to determine whether changes in reserve estimates may be necessary. The Company considers input from its analyst professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of the Company, and its actuarial staff. These professionals review, among many factors, the policyholder’s present and future exposures (including such factors as claims volume, disease mix, trial conditions, settlement demands and defense costs); the policies issued by CNA (including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles); the existence of other insurance; and reinsurance arrangements.

Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA’s ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented, CNA’s abilities to recover reinsurance, future court decisions and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA’s results of operations or equity.

During the second quarter of 2001, the Company noted the continued emergence of adverse loss experience across several lines of business related to prior years, which are discussed in further detail below. The Company completed a number of reserve studies during the second quarter of 2001 for many of its lines of business, including those in which these adverse trends were noted.

With respect to environmental and mass tort reserves, commencing in 2000 and continuing into the first and second quarters of 2001, CNA received a number of new reported claims, some of which involved declaratory judgment actions premised on court decisions purporting to expand insurance coverage for pollution claims. In these decisions, several courts adopted rules of insurance policy interpretation which established joint and several liability for insurers consecutively on a risk during a period of alleged property damage; and in other instances adopted interpretations of the “absolute pollution exclusion,” which weakened its effectiveness in most circumstances. In addition to receiving new claims and declaratory judgment actions premised upon these unfavorable legal precedents, these court decisions also impacted CNA’s pending pollution and mass tort claims and coverage litigation. During the spring of 2001, CNA reviewed specific claims and litigation, as well as general trends, and concluded reserve strengthening in this area was necessary.

In the area of mass torts, several well-publicized verdicts arising out of bodily injury cases related to allegedly toxic mold led to a significant increase in mold-related claims in 2000 and the first half of 2001. CNA’s reserve increase in the second quarter of 2001 was caused in part by this increased area of exposure.

With respect to other court cases and how they might affect the Company’s reserves and reasonable possible losses, the following should be noted. State and federal courts issue numerous decisions each year, which potentially impact losses and reserves in both a favorable and unfavorable manner. Examples of favorable developments include decisions to allocate defense and indemnity payments in a manner so as to limit carriers’ obligations to damages taking place during the effective dates of their policies; decisions holding that injuries occurring after asbestos operations are completed are subject to the completed operations aggregate limits of the policies; and decisions ruling that carriers’ loss control inspections of their insured’s premises do not give rise to a duty to warn third parties to the dangers of asbestos.

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

Also in the 2000 to 2001 time period, a number of significant asbestos defendants filed for bankruptcy, increasing the likelihood that excess layers of insurance coverage could be called upon to indemnify policyholders and creating the potential that novel legal doctrines could be employed, which could accelerate the time when such indemnification payments could be due.

These developments led the Company to the conclusion that its asbestos reserves required strengthening.

The results of operations or equity of CNA in future years may be adversely affected by environmental pollution and mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as necessary.

Other Reserves

Unfavorable net claim and claim adjustment expense reserve development for other reserves in 2002 of $35 million was the result of analyses of several lines of business. This development related principally to the property and casualty companies. A brief summary of these lines of business and the associated reserve development is discussed below.

The gross and net carried claim and claim adjustment expense reserves for Standard Lines were $12,854 million and $7,788 million at the beginning of the year of 2002.

Approximately $140 million of favorable prior year reserve development was attributable to participation in the Workers Compensation Reinsurance Bureau (WCRB), a reinsurance pool, and residual markets. The favorable prior year reserve development for WCRB was the result of information received from the WCRB that reported the results of a recent actuarial review. This information indicated that the Company’s net required reserves for accident years 1970 through 1996 were $60 million less than the carried reserves. In addition, during 2002, the Company commuted accident years 1965 through 1969 for a payment of approximately $5 million to cover carried reserves of approximately $13 million, resulting in further favorable reserve development of $8 million. The favorable residual market prior year reserve development was the result of lower than expected paid loss activity during recent periods for accident years dating back to 1984. The paid losses during 2002 on prior accident years were approximately 60% of the previously expected amount.

In addition, Standard Lines had favorable prior year reserve development, primarily in the package liability and auto liability lines of business due to new claims initiatives. Based on management’s best estimate of the reduction in ultimate claim costs, approximately $100 million of favorable prior year reserve development was recorded in 2002. Approximately one-half of this favorable reserve development was recorded in accident years prior to 1999, with the remainder of the favorable reserve development recorded in accident years 1999 to 2001.

Approximately $50 million of favorable prior year reserve development during 2002 was recorded in commercial automobile liability. Most of the favorable development was from accident year 2000. The most recent actuarial review showed that underwriting actions have resulted in reducing the number of commercial automobile liability claims for recent accident years, especially the number of large losses.

Approximately $45 million of favorable reserve development was recorded in property lines during 2002. The favorable reserve development was principally from accident years 1999 through 2001, and was the result of the low number of large losses in recent years. Although property claims are generally reported relatively quickly, determining the ultimate cost of the claim can involve a significant amount of time between the occurrence of the claim and settlement.

Offsetting these favorable reserve developments were approximately $70 million of unfavorable reserve development in programs written in CNA Excess & Surplus (E&S), approximately $30 million of unfavorable reserve development on a contractors account package policy program and approximately $20 million of unfavorable development on middle market general liability coverages.

A CNA E&S program, covering facilities that provide services to developmentally disabled individuals, accounts for approximately $50 million of the unfavorable reserve development. The development was due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during 2002, with most of the development recorded in accident years 1999 and 2000. The other program which contributed to the CNA E&S development covers tow truck and ambulance operators in the 2000 and 2001 accident years. This program was started in

1999. The Company expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. Reviews completed during the year resulted in estimated loss ratios on the tow truck and ambulance business that are 25 points higher than the middle market commercial automobile liability loss ratios.

The unfavorable reserve development on contractors account package policies was the result of an actuarial review completed during 2002. Since this program is no longer being written, the Company expected that the change in reported losses would decrease each quarterly period. However, in recent quarterly periods, the change in reported losses has been higher than prior quarters, resulting in the unfavorable reserve development.

The gross and net carried claim and claim adjustment expense reserves for Specialty Lines were $5,668 million and $3,461 million for the beginning of the year of 2002.

Unfavorable prior year reserve development of approximately $180 million was recorded for CNA HealthPro in 2002 and was driven principally by medical malpractice excess products provided to hospitals and physicians and coverages provided to long term care facilities, principally national for-profit nursing homes. Approximately $100 million of the prior year unfavorable reserve development was related to assumed excess products and loss portfolio transfers, and was primarily driven by unexpected increases in the number of excess claims in accident years 1999 and 2000. The percentage of total claims greater than $1 million has increased by 33%, from less than 3% of all claims to more than 4% of all claims. CNA HealthPro no longer writes assumed excess products and loss portfolio transfers.

Approximately $50 million of the prior year unfavorable reserve development was related to long term care facilities. The development principally impacted accident years 1997 through 2000. The average value of claims closed during the first several months of 2002 increased by more than 50% when compared to claims closed during 2001. In response to those trends, CNA HealthPro has reduced its writings of national for-profit nursing home chains. Excess products provided to healthcare institutions and physician coverages in a limited number of states was responsible for the remaining development in CNA HealthPro. The unfavorable reserve development on excess products provided to institutions for accident years 1996 through 1999 resulted from increases in the size of claims experienced by these institutions. Due to the increase in the size of claims, more claims were exceeding the point at which these excess products apply. The unfavorable reserve development on physician coverages was recorded for accident years 1999 through 2001 in Oregon, California, Arizona and Nevada. The average claim size in these states has increased by 20%, driving the change in losses.

The marine business recorded unfavorable reserve development of approximately $65 million during 2002. Approximately $50 million of this unfavorable reserve development was due to participation in voluntary pools. About half of the reserve development was recorded in accident years 1999 and 2000 with the remainder attributable to accident years prior to 1999. The reserves were based on recommendations provided by the pools. Participation in many of these pools has been discontinued. The remaining reserve development for the Marine business was due principally to unfavorable reserve development on hull and liability coverages from accident years 1999 and 2000 offset by favorable reserve development on cargo coverages recorded for accident year 2001. Reviews completed during 2002 showed additional reported losses on individual large accounts and other bluewater business that drove the unfavorable hull and liability reserve development. These additional losses during the first nine months of 2002 for accident years 1999 and 2000 were almost 75% higher than the provision that had been established at the end of 2001.

Offsetting the unfavorable reserve development was favorable reserve development in CNA Pro and for Enron-related exposures. Programs providing professional liability coverage to accountants, lawyers and realtors primarily drove favorable prior year reserve development of approximately $110 million in CNA Pro. Reviews of this business completed during 2002 have shown little activity for older accident years (principally prior to 1999), which reduced the need for reserves on these years. The reported losses on these programs for accident years prior to 1999 increased by approximately $5 million during 2002. This increase compared to the total reserve at the beginning of 2002 of approximately $180 million, net of reinsurance. Additionally, favorable reserve development of $20 million was associated with the Enron settlement. The Company had established a $20 million reserve for accident year 2001 for an excess layer associated with Enron related surety losses; however the case has settled for less than the attachment point of this excess layer.

The gross and net carried claim and claim adjustment expense reserves for CNA Re were $4,644 million and $3,013 million for the beginning of the year of 2002.

Prior year unfavorable reserve development was recorded in 2002 as a result of an actuarial review completed during 2002 and was primarily recorded in the directors and officers, professional liability errors and omissions, and surety lines of business. Several large losses, as well as continued increases in the overall average size of claims for these lines, have resulted in higher than expected loss ratios.

During 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re’s WTC event losses, the Company performed a treaty-by-treaty analysis of exposure. The Company’s loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re’s cedants. Information available in 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144 million was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums.

Approximately $95 million of CNA Re’s net WTC loss estimate was attributable to its United Kingdom subsidiary, CNA Re U.K., which was sold in 2002. See Note P for further discussion of the sale.

The gross and net carried claim and claim adjustment expense reserves for the Corporate and Other segment, excluding the gross and net carried claim and claim adjustment expense reserves for APMT, were $2,562 million and $225 million for the beginning of the year of 2002.

Personal insurance recorded unfavorable reserve development of $35 million on accident years 1997 through 1999. These losses were subject to a retroactive ceded reinsurance agreement with Allstate that covers losses occurring prior to October 1, 1999. This ceded reinsurance agreement was entered into as part of the sale of the Company’s personal insurance business to Allstate. The unfavorable reserve development was principally due to continuing policyholder defense costs associated with remaining open claims. At the end of 2002, approximately 4,800 claims remain open. It was anticipated these claims would be closed more quickly, eliminating further defense coverage costs.

The unfavorable reserve development on personal insurance was offset by favorable reserve development on other runoff business driven principally by financial and mortgage guarantee coverages from accident years 1997 and prior. The favorable reserve development on financial and mortgage guarantee coverages resulted from a review of the underlying exposures and the outstanding losses. This review showed that salvage and subrogation continues to be collected on these types of claims, thereby reducing estimated future losses net of anticipated reinsurance recoveries.

Unfavorable net claim and claim adjustment expense reserve development for other reserves in 2001 of $1,223 million was the result of analyses of several lines of business. This development related principally to commercial insurance coverages including automobile liability and multiple-peril, as well as assumed reinsurance and healthcare-related coverages. A brief summary of these lines of business and the associated reserve development is discussed below.

Approximately $230 million of the adverse loss development was a result of several coverages provided to commercial entities. The gross and net carried claim and claim adjustment expense reserves for the Standard Lines business at the beginning of 2001 were $12,070 million and $9,129 million. Reserve analyses performed during 2001 showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected and several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York. The unfavorable development was driven principally by accident years 1997 through 2000. The remaining development affecting years prior to 1997 was driven principally by construction defect claims as described below.

The commercial automobile liability analysis indicated increased ultimate claim and claim adjustment expense across several accident years due to higher paid and reported claim and claim adjustment expense resulting from several factors. These factors include uninsured/underinsured motorists coverage in Ohio, a change in the rate at which the average claim size was increasing and a lack of improvement in the ratio of the number of claims per exposure unit, the frequency. First, Ohio courts had significantly broadened the population covered through the uninsured/underinsured motorists’ coverage. The broadening of the population covered by this portion of the policy, and the retrospective nature of this broadening of coverage, resulted in additional claims for older years. Second, in recent years, the average claim size had been increasing at less than a 2% annual rate. The available data indicated that the rate of increase was closer to 8% with only a portion of this increase explainable by a change in mix of business. Finally, the review completed during the second quarter of 2001 indicated that the frequency for the 2000 accident year was 6% higher than 1999. Expectations were that the 2000 frequency would show an improvement from the 1999 level.

The analyses of general liability and the liability portion of commercial multiple-peril coverages showed several factors affecting these lines. Construction defect claims in California and a limited number of other states have had a significant impact. It was expected that the number of claims being reported and the average size of those claims would fall quickly due to the decrease in business exposed to those losses. However, the number of claims reported during the first six months of 2001 increased from the number of claims reported during the last six months of 2000. In addition to the effects of construction defect claims, the average claim associated with New York labor law has risen to more than $125 thousand from less than $100 thousand, which was significantly greater than previously expected.

An analysis of assumed reinsurance business written by CNA Re showed that the paid and reported losses for recent accident years were higher than expectations, which resulted in management recording net unfavorable development on prior year loss reserves of approximately $690 million. The gross and net claim and claim adjustment expense reserves at the beginning of 2001 for CNA Re were $4,238 million and $2,735 million. Because of the long and variable reporting pattern associated with assumed reinsurance as well as uncertainty regarding possible changes in the reporting methods of the ceding companies, the carried reserves for assumed reinsurance was based mainly on the pricing assumptions until experience emerges to show that the pricing assumptions are no longer valid. The reviews completed during the second quarter of 2001, including analysis at the individual treaty level, showed that the pricing assumptions were no longer appropriate. The classes of business with the most significant changes included excess of loss liability, professional liability and proportional and retrocessional property. Approximately $470 million of the total unfavorable development was from accident years 1998 through 2000, and approximately $150 million was from accident years 1996 and 1997. The remaining $70 million of unfavorable development was attributable to accident years prior to 1996.

Approximately $300 million of adverse loss development was due to adverse experience in all other lines, primarily in coverages provided to healthcare-related entities written by CNA HealthPro. The gross and net claim and claim adjustment expense reserve at the beginning of 2001 for Specialty Lines were $4,813 million and $3,429 million. The level of paid and reported losses associated with coverages provided to national long term care facilities were higher than expected. The long term care facility business had traditionally been limited to local facilities. In recent years, the Company began to provide coverage to large chains of long term care facilities. Original assumptions were that these chains would exhibit loss ratios similar to the local facilities. The most recent review of these large chains indicated an overall loss ratio in excess of 500% versus approximately 100% for the remaining business. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected. The review indicated that the average loss had increased to over $330 thousand. Prior to this review, the expectation for the average loss was approximately $250 thousand. Unfavorable reserve development of $240 million was recorded for accident years 1997 through 2000. The remaining unfavorable reserve development was attributable to accident years prior to 1997.

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

Approximately $188 million of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses and therefore had no impact on the net operating results. More than one-half of the change in estimate in premiums was attributable to accident years 1997 through 1999 with the remainder attributable to accident years prior to 1992. Accruals for ceded premiums related to other reinsurance treaties increased $83 million due to the reserve strengthening. This increase in accruals for ceded premiums was principally recorded in accident year 2000. The remainder of the decrease in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above, which were principally recorded in accident years prior to 1999.

Unfavorable net claim and claim adjustment expense reserve development for other reserves in 2000 of $347 million was due to unfavorable loss experience in standard commercial lines, assumed reinsurance and accident and health lines. These unfavorable changes were partially offset by favorable development in non-medical professional liability and other casualty lines. The unfavorable development in standard commercial lines can be attributed to adverse claim experience for recent accident years in the commercial auto liability, commercial multi-peril and workers compensation lines of business. The unfavorable development in the assumed reinsurance and accident and health lines also resulted from adverse claims experience.

CNA’s insurance subsidiaries also have exposure to construction defect losses, principally in its general liability and commercial multiple-peril lines. This exposure relates to claims involving property damage alleging loss of use, damage, destruction or deterioration of land, buildings and other structures involving new construction or major rehabilitation of real property. Many of these claims involve multiple defects and multiple defendants. The majority of losses have been concentrated in a limited number of states, including California. The Company has recorded several underwriting actions to mitigate this exposure in the future. Estimation of construction defect losses is subject to a high level of uncertainty due to the long period of time between the accident date and the reporting of the claim, emerging case law, changing regulatory rules and the allocation of damages to the multiple defendants. Due to the inherent uncertainties noted above, the ultimate liability for construction defect claims may vary substantially from the amount currently recorded.

Financial Guarantee Reserves

CNA, through assumed reinsurance contracts, provided financial guarantees to issuers of asset-backed securities, motion picture finance and money market funds. Premiums were received throughout the exposure period and were recognized as revenue in proportion to the underlying risk insured. In addition, CNA’s property and casualty subsidiaries wrote financial guarantee insurance in the form of surety bonds and also insured equity policies through August 1, 1989. These bonds represented primarily industrial development bond guarantees and, in the case of insured equity policies, typically extended in initial terms from 10 to 13 years. For these guarantees and policies CNA received an advance premium that was recognized over the exposure period and in proportion to the underlying risk insured.

As of December 31, 2002 and 2001, gross exposure on assumed financial guarantee insurance contracts, credit enhancement products, financial guarantee surety bonds and insured equity policies was approximately $7 million and $82 million. The degree of risk to CNA related to this exposure is substantially reduced through reinsurance, diversification of exposures and collateral requirements. In addition, security interests in improved real estate are also commonly obtained on these risks. Approximately 14% and 26% of the risks were ceded to reinsurers at December 31, 2002 and 2001. Total exposure, net of reinsurance, amounted to $6 million and $61 million as of December 31, 2002 and 2001. At December 31, 2002 and

2001, collateral consisting of letters of credit, cash reserves and debt service reserves amounted to $1 million and $6 million.

Gross unearned premium reserves for these contracts were $2 million and $2 million at December 31, 2002 and 2001. Gross claim and claim adjustment expense reserves totaled $50 million and $103 million as of December 31, 2002 and 2001.

Note G. Legal Proceedings and Contingent Liabilities

IGI Contingency

In 1997, CNA Reinsurance Company Limited (CNA Re Ltd.), a subsidiary of CNA Re U.K., entered into an arrangement with IOA Global, Ltd. (IOA), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI Underwriting Agencies, Ltd. (IGI), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Between April 1, 1997 and December 1, 1999, IGI underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the IGI Program). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately to a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters (AAHRU) Facility. CNA’s Group Operations business unit participated as a pool member in the AAHRU Facility in varying percentages between 1997 and 1999.

CNA has determined that a portion of the premiums assumed under the IGI Program related to United States workers compensation “carve-out” business. Some of these premiums were received from John Hancock Financial Services, Inc. (John Hancock). CNA is aware that a number of reinsurers with workers compensation carve-out insurance exposure, including John Hancock, have disavowed their obligations under various legal theories. If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA’s potential liability will also be reduced. Moreover, based on information known at this time, CNA believes it has strong grounds to successfully challenge its alleged exposure on a substantial portion of its United States workers compensation carve-out business, including all purported exposure derived from John Hancock, through legal action.

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

The Company is pursuing a number of loss mitigation strategies with respect to the entire IGI Program. Although the results of these various actions to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty due to the complexities described above. As a result of these uncertainties, the results of operations in future years may be adversely affected by potentially significant reserve additions. Management does not believe that any such reserve additions will be material to the equity of the Company, although results of operations may be adversely affected. The Company’s position in relation to the IGI Program was unaffected by the sale of CNA Re U.K. in 2002. See Note P for further discussion of the sale.

California Wage and Hour Litigation

In Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 (coordinated), two former CNA employees, filed lawsuits in Los Angeles Superior Court on behalf of purported classes of CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. The cases were coordinated and an amended complaint was filed which alleges overtime claims under California law over a four-year period. In June 2002, the Company filed a responsive pleading denying the material allegations of the amended complaint. The Company intends to defend this case vigorously. Due to the recent commencement of discovery and the uncertainty of how the courts may interpret California law as applied to the facts of these cases, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. Based on facts and circumstances presently known, however, in the opinion of management, the outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

CNA, along with dozens of other insurance companies, is a defendant in sixteen purported class action cases brought by large policyholders, which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance premiums. Fourteen lawsuits were brought as class actions in state courts and two in federal court. Among the claims asserted were violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In two of the cases, the defendants won dismissals on motions and, in four others, class certification was denied after hearing. Plaintiffs voluntarily dismissed their claims in four states. In the federal court case, Sandwich Chef of Texas, Inc., et al. v. Reliance National Indemnity Insurance Company, et al., Civil Action No. H-98-1484, United States District Court for the Southern District of Texas, the district court certified a multi-state class but was reversed on interlocutory appeal by the U.S. Court of Appeals for the Fifth Circuit. Due to the uncertainty of how the courts may interpret state and federal law as applied to the facts of the cases, the extent of potential losses beyond any amounts that may be accrued are not readily determinable at this time. Based on facts and circumstances presently known, however, in the opinion of management the outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Other Litigation

CNA and its subsidiaries are also parties to other litigation arising in the ordinary course of business. Based on the facts and circumstances currently known, such other litigation will not, in the opinion of management, materially affect the results of operations or equity of CNA. See

Note F for discussion of other pending litigation and claims related to environmental pollution, asbestos and mass tort cases.

Note H. Reinsurance

CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Generally, property risks are reinsured on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA’s retained risk. CNA’s ceded life reinsurance includes utilization of coinsurance, yearly renewable term and facultative programs. A majority of the reinsurance utilized by the Company’s life insurance operations relates to term life insurance policies. Term life insurance policies issued from 1994 onward are generally ceded at 60%-90% of the face value. Universal Life policies issued from 1998 onward are generally ceded at 75% of the face value.

The Company’s overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this note, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract is recorded as funds withheld liabilities. The Company is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Balance Sheets.

Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in other net investment income, was $239 million, $241 million and $87 million in 2002, 2001 and 2000. The amount subject to interest crediting rates on such contracts was $2,766 million and $2,724 million at December 31, 2002 and 2001.

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

Amounts receivable from reinsurers were $12,696 million and $13,823 million at December 31, 2002 and 2001. Of these amounts, $957 million and $838 million were billed to reinsurers as of December 31, 2002 and 2001, as reinsurance contracts generally require payment of claims by the ceding company before the amount can be billed to the reinsurer. The remaining receivable relates to the estimated case and IBNR reserves and future policyholder benefits ceded under reinsurance contracts.

The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $4,825 million and $3,696 million at December 31, 2002 and 2001.

CNA’s largest recoverables from a single reinsurer at December 31, 2002, including prepaid reinsurance premiums, were approximately $2,090 million, $1,456 million, $890 million, $616 million, $598 million, and $541 million from subsidiaries of The Allstate Corporation (Allstate), subsidiaries of Hannover Reinsurance (Ireland) Ltd., American Reinsurance Company, European Reinsurance Company of Zurich, subsidiaries of Gerling Global Reinsurance Corporation, and Lloyd’s Underwriters.

The Company has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. The Company’s principal credit exposures from these recent events arise from reinsurance receivables from Gerling Global (Gerling), Trenwick and Commercial Risk insurance groups. At December 31, 2002, the Company had approximately $926 million of reinsurance receivables from these reinsurers, of which $384 million was not supported by collateral. The majority of the uncollateralized receivables were due from U.S.-domiciled insurers. Of the $384 million of reinsurance receivables unsupported by collateral, $170 million relates to Gerling. Gerling has stated that the Company transfer approximately $204 million of funds withheld balances on three treaties relating to CNA HealthPro to a trust established by Gerling for the benefit of the Company, or in the absence of such transfer, that these treaties be commuted. CNA has taken Gerling’s statement under advisement.

The Company has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $196 million and $170 million at December 31, 2002 and 2001.

Insurance claims and policyholders’ benefits reported in the Consolidated Statements of Operations are net of reinsurance recoveries of $4,164 million, $7,221 million and $3,755 million for 2002, 2001 and 2000.

Life premiums are primarily from long duration contracts and property and casualty premiums and accident and health premiums are primarily from short duration contracts.

The effects of reinsurance on earned premiums and written premiums for the years ended December 31, 2002, 2001 and 2000 are shown in the following tables.

Components of Earned Premiums

					Assumed/
	Direct	Assumed	Ceded	Net	Net %

(In millions)
2002 Earned Premiums
Property and casualty	$9,694	$946	$3,812	$6,828	13.9%
Accident and health	2,612	153	15	2,750	5.6
Life	1,089	(5)	449	635	(0.7)

Total earned premiums	$13,395	$1,094	$4,276	$10,213	10.7%

2001 Earned Premiums
Property and casualty	$8,708	$1,228	$4,983	$4,953	24.8%
Accident and health	3,644	176	136	3,684	4.8
Life	1,179	217	745	651	33.3

Total earned premiums	$13,531	$1,621	$5,864	$9,288	17.5%

2000 Earned Premiums
Property and casualty	$8,389	$1,955	$3,421	$6,923	28.2%
Accident and health	3,644	484	487	3,641	13.3
Life	1,141	220	537	824	26.7

Total earned premiums	$13,174	$2,659	$4,445	$11,388	23.3%

Components of Written Premiums

					Assumed/
	Direct	Assumed	Ceded	Net	Net %

(In millions)
2002 Written Premiums
Property and casualty	$9,978	$953	$3,936	$6,995	13.6%
Accident and health	2,618	187	13	2,792	6.7
Life	1,091	(5)	449	637	(0.7)

Total written premiums	$13,687	$1,135	$4,398	$10,424	10.9%

2001 Written Premiums
Property and casualty	$9,132	$1,435	$5,173	$5,394	26.6%
Accident and health	3,637	193	137	3,693	5.2
Life	1,182	217	745	654	33.2

Total written premiums	$13,951	$1,845	$6,055	$9,741	18.9%

2000 Written Premiums
Property and casualty	$8,412	$1,787	$3,444	$6,755	26.5%
Accident and health	3,598	468	489	3,577	13.1
Life	1,143	220	537	826	26.6

Total written premiums	$13,153	$2,475	$4,470	$11,158	22.2%

The impact of reinsurance on life insurance inforce at December 31, 2002, 2001 and 2000 is shown in the following table.

Components of Life Insurance Inforce

	Direct	Assumed	Ceded	Net

(In millions)
2002	$423,151	$14,600	$340,520	$97,231
2001	395,167	102,564	331,156	166,575
2000	391,847	142,934	363,893	170,888

For 2002, the Company entered into a corporate aggregate reinsurance treaty covering substantially all of the Company’s property and casualty lines of business (the 2002 Cover). Ceded premium related to the reinsurer’s margin of $10 million was recorded in 2002. No losses were ceded during 2002 under this contract, and the 2002 Cover was commuted as of December 31, 2002.

In 1999, the Company entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Company has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500 million of ceded losses with an aggregate limit of $1 billion of ceded losses for the three year period. The ceded premiums are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

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

The impact of the Aggregate Cover on pretax operating results was as follows:

Impact of Aggregate Cover on Pretax Operating Results

	2002	2001
Year ended December 31
(In millions)
Ceded earned premium	$–	$(543)
Ceded claim and claim adjustment expenses	–	1,010
Interest charges	(51)	(81)

Pretax (expense) benefit on operating results	$(51)	$386

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $760 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $618 million have been ceded under the CCC Cover through December 31, 2002.

The impact of the CCC Cover on pretax operating results was as follows:

Impact of CCC Cover on Pretax Operating Results

	2002	2001
Year ended December 31
(In millions)
Ceded earned premiums	$(101)	$(260)
Ceded claim and claim adjustment expenses	148	470
Interest charges	(37)	(20)

Pretax benefit on operating results	$10	$190

Note I. Debt

Debt is composed of the following obligations.

Debt

	2002	2001
December 31
(In millions)
Variable rate debt:
Credit facility — CNAF, due April 29, 2002	$—	$250
Credit facility — CNAF, due April 30, 2004	250	250
Credit facility — CNA Surety, due September 30, 2002	—	75
Credit facility — CNA Surety, due September 30, 2003	30	—
Term loan — CNA Surety, due through September 30, 2005	30	—
Senior notes:
7.250%, face amount of $128, due March 1, 2003	128	133
6.250%, face amount of $248, due November 15, 2003	248	250
6.500%, face amount of $493, due April 15, 2005	491	491
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	68
6.950%, face amount of $150, due January 15, 2018	148	148
Debenture, 7.250%, face amount of $243, due November 15, 2023	240	240
Capital leases, 8.000%-13.700%, due through December 31, 2011	36	38
Other debt, 1.000%-6.600%, due through 2019	25	27

Total debt	$2,292	$2,567

Short term debt	$420	$329
Long term debt	1,872	2,238

Total debt	$2,292	$2,567

The Company has a $250 million three-year bank credit facility with an April 30, 2004 expiration date. The Company previously had a $250 million 364-day facility with an expiration date of

April 29, 2002. An option to convert the 364-day facility to a one-year term loan was exercised in April of 2002. The term loan was subsequently prepaid on December 23, 2002.

The Company pays a facility fee to the lenders for having funds available for loans under the three-year credit facility maturing April 30, 2004. The fee varies based on the long term debt ratings of the Company. At December 31, 2002, the facility fee on the three-year component was 17.5 basis points.

The Company pays interest on any outstanding debt/borrowings under the three-year facility based on a rate determined using the long term debt ratings of the Company. The interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 57.5 basis points. Further, if the Company has outstanding loans greater than 50% of the amounts available under the three-year facility, the Company also will pay a utilization fee of 12.5 basis points on such loans. At December 31, 2002 and 2001, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.3% and 3.1%.

A Moody’s Investors Service (Moody’s) downgrade of the CNAF senior debt rating from Baa2 to Baa3 would increase the facility fee on the three-year component of the facility from 17.5 basis points to 25.0 basis points. The applicable interest rate would increase from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee would remain unchanged on the three-year facility at 12.5 basis points.

On September 30, 2002, CNA Surety Corporation (CNA Surety), a 64% owned and consolidated subsidiary of CNA, entered into a $65 million credit agreement with one bank, which consisted of a $35 million 364-day revolving credit facility and a $30 million three-year term loan, payable semi-annually at a rate of $5 million. The credit agreement replaced a $130 million five-year revolving credit facility that terminated September 30, 2002. The new revolving credit facility was fully utilized at inception.

The terms of the new credit facility agreement required the assumption by a second bank of $15 million of the credit risk by November 30, 2002 or CNA Surety would be required to repay $15 million to reduce the amount of the credit facility commitment from $35 million to $20 million. On November 29, 2002, CNA Surety repaid $11 million of the outstanding borrowings and arranged for the due date on the remaining $4 million to be delayed to March 31, 2003. A second bank subsequently assumed $10 million of the credit risk resulting in an additional $6 million of outstanding borrowings, leaving the credit facility commitment at $30 million. As of December 31, 2002, the revolving credit facility was fully utilized.

Under the new credit facility agreement, CNA Surety pays a facility fee of 12.5 basis points, interest at LIBOR plus 45.0 basis points, and for utilization greater than 50% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At December 31, 2002, the weighted-average interest rate on the $60 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.0%.

Under the former credit facility agreement, CNA Surety paid interest on outstanding borrowings based on, among other rates, LIBOR plus the applicable margin. The applicable margin was determined by the company’s leverage ratio (debt to total capitalization). At the termination date of the old facility, the applicable margin was 30.0 basis points, including the 10.0 basis point facility fee. At December 31, 2001, the weighted-average interest rate on the borrowings under the facility, including facility fees, was 2.6%.

The terms of CNAF’s and CNA Surety’s credit facilities require CNAF and CNA Surety to maintain certain financial ratios and combined property and casualty company statutory surplus levels. At December 31, 2002 and 2001, CNAF and CNA Surety were in compliance with all restrictive debt covenants.

The combined aggregate maturities for debt at December 31, 2002 are presented in the following table.

Maturity of Debt

(In millions)
2003	$420
2004	264
2005	506
2006	254
2007	12
Thereafter	846
Less original issue discount	(10)

Total	$2,292

The Company has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. The Company would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $30 million at December 31, 2002.

Note J. Benefit Plans

Pension and Postretirement Healthcare and Life Insurance Benefit Plans

CNAF and certain subsidiaries sponsor noncontributory pension plans typically covering full-time employees age 21 or over who have completed at least one year of service. While the terms of the plans vary, benefits are generally based on years of credited service and the employee’s highest 60 consecutive months of compensation.

CNA’s funding policy is to make contributions in accordance with applicable governmental regulatory requirements. The assets of the plans are invested primarily in U.S. government securities with the balance in mortgage-backed securities, equity investments and short term investments.

CNA provides certain healthcare and life insurance benefits to eligible retired employees, their covered dependents and their beneficiaries. The funding for these plans is generally to pay covered expenses as they are incurred.

In 2000, employees of CCC (approximately 79% of CNA’s employees) who were employed at December 31, 1999, and were still employed at April 24, 2000, were required to make a choice regarding their continued participation in the defined benefit pension plan. These employees were given two choices: 1) to continue earning additional benefits in the defined benefit pension plan or 2) to convert the present value of their accrued benefit in the pension plan to an “accrued pension account” (APA) that would be credited with interest at the 30-year Treasury rate and to receive enhanced employer contributions to the Savings and Capital Accumulation Plan (S-CAP) (see Savings Plan discussion below). Approximately 60% of eligible employees elected the latter choice, resulting in a curtailment charge of approximately $13 million pretax. Additionally, this change in benefit plan participation resulted in a reduction of the pension benefit obligation of $37 million at December 31, 2000.

The following table provides a reconciliation of benefit obligations.

Benefit Obligations and Accrued Benefit Costs

	Pension Benefits		Postretirement Benefits

	2002	2001	2002	2001

(In millions)
Benefit obligation at January 1	$2,055	$1,882	$348	$313
Changes in benefit obligation:
Service cost	34	38	5	6
Interest cost	141	138	25	23
Participants’ contributions	–	–	7	5
Plan amendments	–	–	11	–
Actuarial loss	104	130	22	39
Curtailment	16	(1)	–	(7)
Benefits paid	(153)	(132)	(33)	(31)

Benefit obligations at December 31	2,197	2,055	385	348

Fair value of plan assets at January 1	1,844	1,684	–	–
Change in plan assets:
Actual return on plan assets	173	148	–	–
Company contributions	26	144	26	25
Participants’ contributions	–	–	7	6
Curtailment	19
Benefits paid	(153)	(132)	(33)	(31)

Fair value of plan assets at December 31	1,909	1,844	–	–

Funded status	(288)	(211)	(385)	(348)
Unrecognized net actuarial loss	298	217	127	109
Unrecognized prior service cost (benefit)	14	16	(71)	(97)

Prepaid (accrued) benefit cost	$24	$22	$(329)	$(336)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$85	$84	$–	$–
Accrued benefit liability	(83)	(86)	(329)	(336)
Accumulated other comprehensive income	22	24	–	–

Prepaid (accrued) benefit cost	$24	$22	$(329)	$(336)

The components of net periodic benefit costs are presented in the following table.

Benefit Obligations and Accrued Benefit Costs

Years ended December 31	2002	2001	2000
(In millions)
Pension benefits
Service cost	$34	$38	$31
Interest cost on projected benefit obligation	141	138	131
Expected return on plan assets	(141)	(134)	(120)
Prior service cost amortization	3	3	3
Actuarial loss	4	2	1
Curtailment (gain) loss	(8)	3	13
Settlement loss	11	–	–

Net periodic pension cost	$44	$50	$59

Postretirement benefits
Service cost	$5	$6	$7
Interest cost on projected benefit obligation	25	23	22
Prior service cost amortization	(16)	(16)	(16)
Actuarial loss	5	3	2
Curtailment gain	–	(4)	–

Net periodic postretirement cost	$19	$12	$15

Weighted-average actuarial assumptions are set forth in the following table.

Weighted-Average Actuarial Assumptions

December 31	2002	2001	2000

Pension benefits
Discount rate	6.75%	7.25%	7.50%
Expected return on plan assets	8.00%	8.00%	7.75%
Rate of compensation increases	5.83%	5.83%	5.83%
Postretirement benefits
Discount rate	6.75%	7.25%	7.50%

The Company has limited its share of the health care trend rate to a cost-of-living adjustment not to exceed 4% per year. The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 4% per year in 2002. The healthcare cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase in the assumed healthcare cost trend rate of 1% in each year would have no impact on the accumulated postretirement benefit obligation or the aggregate net periodic postretirement benefit cost for 2002 as the cost-of-living adjustment is estimated to be 4% which is the maximum. A decrease in the assumed healthcare cost trend rate of 1% in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2002 by $13 million and the aggregate net periodic postretirement benefit cost for 2002 by $1 million.

Savings Plans

CNA sponsors savings plans, which are generally contributory plans that allow most employees, including employees of RSKCoSM, a subsidiary of CNA that provides total risk management services related to claims, risk control, cost management and information services, to contribute a maximum of 20% of their eligible compensation, subject to certain limitations prescribed by the Internal Revenue Service. The Company contributes matching amounts to participants, amounting to 70% of the first 6% (35% of the first 6% in the first year of employment) of eligible compensation contributed by the employee. Employees vest in these contributions ratably over five years.

As noted above, during 2000, CCC employees were required to make a choice regarding their continued participation in CCC’s defined benefit pension plan. Employees who elected to forego earning additional benefits in the defined benefit pension plan and all employees hired by CCC on or after January 1, 2000 receive a Company contribution of 3% or 5% of their eligible compensation, depending on their age.

In addition, these employees are eligible to receive additional discretionary contributions of up to 2% of eligible compensation and an additional Company match of up to 80% of the first 6% of eligible compensation contributed by the employee. These contributions are made at the discretion of management and are contributed to participant accounts in the first quarter of the year following management’s determination of the discretionary amounts. Employees do not vest in these contributions until reaching five years of service.

Benefit expense for the Company’s savings plans was $51 million, $53 million and $51 million in 2002, 2001 and 2000.

Stock Options

The Board of Directors approved the CNA Long Term Incentive Plan (the LTI Plan) during 1999 and subsequently merged it with the CNA Financial Corporation Incentive Compensation Plan in February 2000. The LTI Plan authorizes the grant of options to certain management personnel for up to 2.0 million shares of the Company’s common stock. All options granted have ten-year terms and vest ratably over the four-year period following the date of grant. The number of shares available for the granting of options under the LTI Plan as of December 31, 2002, was approximately 0.5 million.

The following table presents activity under the LTI Plan during 2002, 2001 and 2000.

Option Plan Activity

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Option		Option		Option
	Number	Price per	Number	Price per	Number	Price per
	Of Shares	Share	Of Shares	Share	Of Shares	Share

Balance at January 1	892,100	$33.43	553,275	$33.56	291,300	$35.21
Options granted	440,200	28.93	514,000	33.36	318,300	32.15
Options exercised	–	–	(8,625)	35.09	(3,300)	35.09
Options forfeited	(185,450)	32.79	(166,550)	33.59	(53,025)	34.02

Balance at December 31	1,146,850	$31.80	892,100	$33.43	553,275	$33.56

Options exercisable at December 31	306,975	$33.63	144,102	$34.13	63,575	$35.23

Weighted-average fair value per share of options granted		$6.45		$7.76		$12.10

The weighted-average remaining contractual life of options outstanding as of December 31, 2002, was eight years, and the range of exercise prices on those options was $26.39 to $37.45.

The fair value of granted options was estimated at the grant date using the Black-Scholes option-pricing model. The weighted-average fair value of options granted during each of the three years ended December 31, 2002, 2001 and 2000 was $3 million, $4 million and $4 million. The following weighted-average assumptions were used for the years ended December 31, 2002, 2001 and 2000: risk free interest rate of 4.0%, 4.5%, and 6.2%; expected dividend yield of 0%; and expected option life of five years. The weighted-average assumption for the expected stock price volatility was 25.2%, 26.4% and 29.2% for the years ended December 31, 2002, 2001 and 2000.

CNA Surety has reserved shares of its common stock for issuance to directors, officers and employees of CNA Surety through incentive stock options, non-qualified stock options and stock appreciation rights under separate plans (CNA Surety Plans). The CNA Surety Plans have an aggregate number of 0.9 million shares available for which options may be granted. At December 31, 2002, approximately 1.7 million options were outstanding under these plans.

Note K. Operating Leases and Other Commitments and Contingencies

Operating Leases

CNA occupies office facilities under lease agreements that expire at various dates. CNA’s home office is partially situated on grounds under leases expiring in 2058. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates through 2006. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expense for the years ended December 31, 2002, 2001 and 2000 was $78 million, $89 million and $83 million. Lease and sublease revenues for the years ended December 31, 2002, 2001 and 2000 were $9 million, $21 million and $45 million.

The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with future minimum sublease receipts to be received on owned and leased properties at December 31, 2002.

Future Minimum Lease Payments and Sublease Receipts

	Future	Future
	Minimum	Minimum
	Lease	Sublease
	Payments	Receipts
(In millions)
2003	$79	$9
2004	61	5
2005	56	3
2006	45	2
2007	36	–
Thereafter	117	–

Total	$394	$19

CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees are approximately $8 million at December 31, 2002.

The Company holds an investment in a real estate joint venture that is accounted for on the equity basis of accounting. In the normal course of business, CNA on a joint and several basis with other unrelated insurance company shareholders have committed to continue funding the operating deficits of this joint venture. Additionally, CNA and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016.

The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2002 that the Company could be required to pay under this guarantee is approximately $333 million. If CNA was required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

The Company has recorded a liability of approximately $10 million for its share of estimated future operating deficits of this joint venture through 2016.

Other Commitments and Contingencies

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2002 and 2001, there were approximately $222 million and $270 million of outstanding letters of credit.

The Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $24 million. Estimated future minimum payments under these contracts are as follows: $13 million in 2003; $9 million in 2004; and $2 million in 2005.

In certain circumstances CNA provides guarantees of the indebtedness of certain of its independent insurance producers, which expire in 2003. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company holds an interest in and to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $7 million at December 31, 2002.

The Company has a commitment to purchase up to a $100 million floating rate note issued by the California Earthquake Authority in the event of an earthquake during calendar year 2003 that results in California earthquake related losses greater than $4.2 billion.

Note L. Stockholders’ Equity and Statutory Financial Information

Capital stock (in whole numbers) is composed of the following:

Summary of Capital Stock

December 31	2002	2001

Preferred stock, without par value, non-voting
Authorized	12,500,000	12,500,000
Issued and outstanding:
Series H (stated value $100,000 per share, held by Loews)	7,500	–
Common stock, par value $2.50
Authorized	500,000,000	500,000,000
Issued	225,850,270	225,850,270
Outstanding	223,608,868	223,596,861
Treasury stock	2,241,402	2,253,409

On December 19, 2002, CNAF sold $750 million of a new issue of preferred stock, designated Series H Cumulative Preferred Issue (Preferred Issue), to Loews. The terms of the Preferred Issue were approved by a special committee of independent members of CNAF’s Board of Directors.

The Preferred Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. It will be adjusted quarterly to a rate equal to 400 basis points above the ten-year U.S. Treasury rate beginning with the quarterly dividend after the first triggering event to occur of either (i) an increase by two intermediate ratings levels of the financial strength rating of CCC from its current rating by any of A.M. Best Company, Standard & Poor’s or Moody’s or (ii) one year following an increase by one intermediate ratings level of the financial strength rating of CCC by any one of those rating agencies. Accrued but unpaid cumulative dividends cannot be paid on the Preferred Issue unless and until one of the two triggering events described above has occurred. Beginning with the quarter following an increase of one intermediate ratings level in CCC’s financial strength rating, however, current (but not accrued cumulative) quarterly dividends can be paid.

The Preferred Issue is senior to CNAF’s common stock as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up. No dividends may be declared on CNAF’s common stock until all cumulative dividends on the Preferred Issue have been paid. CNAF may not issue any equity securities ranking senior to or on par with the Preferred Issue without the consent of a majority of its stockholders. The Preferred Issue is non-voting and is not convertible into any other securities of CNAF. It may be redeemed only upon the mutual agreement of CNAF and a majority of the stockholders of the preferred stock. The Preferred Issue is exempt from registration under Section 4(2) of the Securities Act of 1933.

Of the proceeds of the Preferred Issue, $250 million was used to prepay a bank term loan due in April of 2003 and $250 million was contributed to CCC to improve its statutory surplus. It is expected that the remaining proceeds will be used to repay other debt of CNAF and The Continental Corporation, a controlled subsidiary, maturing in 2003 and used for other general corporate purposes.

During 2001, CNA issued and sold 40,324,363 shares of common stock for $25 per share through a rights offering to stockholders of record on August 23, 2001. The net proceeds from the rights offering amounted to $1,006 million. In connection with the rights offering, Loews purchased 38,281,644 shares.

During 2000, the Company redeemed for $150 million all outstanding shares of its money market preferred stock at its stated value of
$100 thousand per share plus accrued dividends.

CNA’s Board of Directors has approved the Share Repurchase Program to purchase, in the open market or through privately negotiated transactions, its outstanding common stock, as Company management deems appropriate. During 2000, CNA purchased 1,272,700 shares of its common stock for approximately $35 million. No shares of common stock were purchased during 2002 or 2001.

During 2000, CNA sold 126,342 shares of common stock that were held in treasury to certain senior officers of CNA, at the average of the highest and lowest sale prices on the New York Stock Exchange composite transactions, for the dates of the sales. Each of these purchases by senior officers was financed by collateralized loans from CNA that, at origination, amounted to $4 million for the year ended December 31, 2000. The loans are ten-year notes, which bear interest at the applicable federal rate for the month in which they originated, compounding semiannually and due at maturity along with accrued interest. The interest rates range from 5.23% to 6.14% at December 31, 2002. No shares of common stock were sold to senior officers of CNA during 2002 or 2001.

Statutory Accounting Practices (Unaudited)

CNA’s insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions’ insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations and general administrative rules. The Company’s insurance subsidiaries follow one significant permitted accounting practice at December 31, 2002, related to discounting of certain non-tabular workers compensation claims. The impact of this permitted practice was to increase statutory surplus by approximately $24 million and $47 million at December 31, 2002 and 2001. This practice was followed by an acquired company, and CNA received permission to eliminate the effect of the permitted practice over a ten-year period, which ends in 2003.

In 2001, CCC filed for approval with the Illinois Department of Insurance (the Department) the affiliated promissory note between CCC and Viaticus, Inc., a wholly owned subsidiary of CNAF. Review of this note was still ongoing by the Department at December 31, 2001 so, the Department granted a permitted practice that expired on June 30, 2002 to carry this note at a value of approximately $449 million as of December 31, 2001. The par value of this note at December 31, 2001 was approximately $464 million. The Department approved the note and the valuation basis in 2002.

CNAF’s ability to pay dividends and other credit obligations is significantly dependent on receipt of dividends from its subsidiaries. The payment of dividends to CNAF by its insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2002, CCC’s earned surplus is in a positive position, thereby enabling CCC to pay approximately $1,069 million of dividend payments during 2003 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CCC’s positive earned surplus at December 31, 2002 is contrasted to its negative earned surplus position at December 31, 2001. Prompted, in part, by the negative earned surplus position at December 31, 2001, the Company embarked on a capital realignment initiative within the CCC intercompany reinsurance pool (Pool) during 2002, the benefits of which included the restoration of CCC’s earned surplus to a positive position. This initiative involved the payment of dividends to CCC from its insurance subsidiaries during the fourth quarter of 2002. As a result of this distribution of the cumulative earnings of CCC’s insurance subsidiaries, CCC’s earned surplus was restored to a positive level at December 31, 2002, approximating $1,069 million.

This initiative involved a change to the underwriting structure of CCC and eight of its subsidiaries from the Pool structure to a structure in which CCC assumes 100% of the net underwriting risks of the group of companies formerly comprising the pool. This is the Company’s first step in a multi-year project to reduce duplicative legal entities, thereby facilitating more efficient operations and cost savings.

In addition, by agreement with the New Hampshire Insurance Department, as well as certain other state insurance departments, dividend payments for the CIC pool are restricted to internal and external debt service requirements through September of 2003 up to a maximum of $85 million annually, without the prior approval of the New Hampshire Insurance Department.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2002 and 2001, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by the regulations and statutes of various insurance regulators for the property and casualty and the life and group insurance subsidiaries, were as follows.

Statutory Information

	Statutory Capital and Surplus		Statutory Net (Loss) Income

	December 31		Years Ended December 31

	2002	2001	2002	2001	2000
(In millions)
Property and casualty companies (a)	$6,836	$6,241	$731	$(1,650)	$1,067
Life and group insurance companies	1,645	1,752	37	56	(47)

(a)	Surplus includes the property and casualty companies’ equity ownership of the life and group insurance subsidiaries.

     Note M. Comprehensive Income

     Comprehensive income (loss) is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)

Years ended December 31	2002	2001	2000
(In millions)
Net income (loss)	$155	$(1,642)	$1,182

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains (losses) arising during the period	305	(35)	403
Less: net unrealized gains/losses at beginning of period included in realized gains/losses during the period	237	(1,018)	(905)

Net change in unrealized gains/losses on general account investments	542	(1,053)	(502)
Net change in unrealized gains on separate accounts and other	53	7	66
Foreign currency translation adjustment	(18)	6	(28)
Minimum pension liability adjustment	2	(24)	—
Allocation to participating policyholders’ and minority interests	(19)	(4)	(12)

Other comprehensive income (loss), before tax and cumulative effects of changes in accounting principles	560	(1,068)	(476)
Deferred income tax (expense) benefit related to other comprehensive income (loss)	(182)	363	161

Other comprehensive income (loss), before cumulative effect of a change in accounting principle	378	(705)	(315)
Cumulative effect of a change in accounting principle, net of tax of $31	—	58	—

Other comprehensive income (loss), net of tax and cumulative effect of a change in accounting principle	378	(647)	(315)

Total comprehensive income (loss)	$533	$(2,289)	$867

     In the preceding table, deferred income tax benefit and expense related to other comprehensive income is attributable to each of the components of other comprehensive income in equal proportion except for the foreign currency translation adjustment, for which there are no deferred taxes.

     The following table displays the components of accumulated other comprehensive income included in the Consolidated Balance Sheets.

Accumulated Other Comprehensive Income

December 31	2002	2001
(In millions)
Cumulative foreign currency translation adjustment	$(9)	$9
Minimum pension liability adjustment, net of tax	(14)	(16)
Net unrealized gains on investments and other, including cumulative effect of a change in accounting principle, net of tax	627	233

Accumulated other comprehensive income	$604	$226

Note N. Business Segments

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

During 2002, CNA underwent management changes and strategic realignment. These events have changed the way CNA manages its operations and makes business decisions and, therefore, necessitated a change in the Company’s reportable segments. The financial results for the following segment changes are reflected in the following tables in this note.

CNA Trust, a limited-operations bank specializing in 401(k) plan administration, and Institutional Markets, which provides guaranteed return investment products for qualified and non-qualified institutional buyers, was transferred from Life Operations to Group Operations. Group reinsurance, the business which assumes reinsurance from unaffiliated entities on group life, accident and health products and excess medical risk coverages for self-funded employers, was transferred from Group Operations to Corporate and Other to be included as part of run-off insurance operations. The APMT reserves related to assumed reinsurance, along with the assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health coverages, was transferred from CNA Re to Corporate and Other. The U.S. zone of Global business, which primarily offers international insurance to U.S. based corporations and U.S. insurance to foreign corporations, was transferred from Specialty Lines to Standard Lines.

Standard Lines works with an independent agency system and network of brokers to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses. The Standard Lines operating model focuses on underwriting performance, exposure based pricing, relationships with selective distribution sources and understanding customers. Standard Lines includes Property and Casualty and Excess & Surplus.

Specialty Lines provides professional, financial and specialty domestic and international property and casualty products and services through a network of brokers, managing general agencies and independent agencies. Specialty Lines provides solutions for managing the risks of its clients, including architects, engineers, lawyers, healthcare professionals, financial intermediaries and corporate directors and officers. Product offerings also include surety and fidelity bonds and vehicle and equipment warranty services. Specialty Lines includes the following business groups: Professional Liability Insurance, CNA Guaranty and Credit, Surety, CNA Global and Warranty.

CNA Re operates primarily in the United States and in select global markets as a reinsurer in the broker market for treaty products and in the direct market for facultative products. CNA Re markets products in the following treaty business segments: standard lines, global catastrophe, specialty surplus lines, and financial reinsurance. In addition, CNA Re markets property and casualty facultative products directly to clients.

Group Operations provides group life, group health insurance and investment products and services to employers, affinity groups, and other entities that purchase insurance as a group. Group Operations includes three principal business units: Group Benefits, Institutional Markets, and Federal Markets.

Group Operations also provided life and health insurance to federal employees. During 2002, the Company sold Claims Administration Corporation and transferred the National Postal Handlers Union group benefits plan (the Mail Handlers Plan) to First Health Group Corporation. Group Operations’ revenues include $1,151 million, $2,231 million and $2,088 million in 2002, 2001 and 2000 under contracts covering U.S. government employees and their dependents. See Note P for further discussion of the Claims Administration Corporation and the Mail Handlers Plan.

Life Operations provides financial protection to individuals through term life insurance, universal life insurance, individual long term care insurance, annuities and other products. Life Operations has several distribution relationships and partnerships including managing general agencies, other independent agencies working with CNA life sales offices, a network of brokers and dealers, and other independent insurance consultants.

The Corporate and Other segment is principally comprised of losses and expenses related to the centralized adjusting and settlement of APMT claims, certain run-off insurance operations and other operations including interest expense on corporate borrowings, asbestos claims related to Fibreboard Corporation and eBusiness initiatives.

The accounting policies of the segments are the same as those described in Note A. The Company manages most of its assets on a legal entity basis, while segment operations are conducted across legal entities. As such, only receivables, insurance reserves and deferred acquisition costs are readily identifiable by individual segment. Distinct investment portfolios are not maintained for each segment; accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and realized investment gains/losses are allocated primarily based on each segment’s net carried insurance reserves, as adjusted.

All significant intrasegment income and expense has been eliminated. Standard Lines’ other revenues and expenses include revenues for services provided by RSKCoSM to other units within the Standard Lines segment that are eliminated at the consolidated level. Intrasegment revenue and expenses eliminated at the consolidated level were approximately $130 million, $154 million and $159 million for the years ended December 31, 2002, 2001 and 2000.

Income taxes have been allocated on the basis of the taxable income of the segments.

Approximately 3.5%, 4.8% and 8.2% of CNA’s gross written premiums were derived from outside the United States, primarily the United Kingdom, for the years ended December 31, 2002, 2001 and 2000. In third quarter of 2001, the decision was made to cease new and renewal business writings in CNA Re U.K. Gross written premiums from the United Kingdom were approximately 1.7%, 3.3%, and 5.3% of CNA’s premiums for the years ended December 31, 2002, 2001 and 2000. Gross written premiums from any individual foreign country, other than the United Kingdom, were not significant.

In the following three tables, the caption “net operating income (loss)” is used by the Company as an operating measure of segment performance. Net operating income (loss) is calculated by deducting net realized investment gains or losses (investment gains or losses after deduction of related income taxes, participating policyholders’ and minority interests), gains or losses from discontinued operations, net of tax, and the cumulative effect of a change in accounting principle, net of tax, from net income. Net realized investment gains or losses are excluded from net operating income because net realized investment gains or losses, other than investment impairment losses, related to the Company’s available-for-sale investment portfolio are largely discretionary, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations.

	Standard	Specialty		Group	Life	Corporate	Elimi-
Year ended December 31, 2002	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total
(In millions)
Net earned premiums	$4,018	$2,178	$642	$2,327	$930	$156	$(38)	$10,213
Net investment income	398	253	144	252	540	143	–	1,730
Other revenues	323	146	2	92	106	72	(146)	595

Total operating revenues	4,739	2,577	788	2,671	1,576	371	(184)	12,538
Claims, benefits and expenses	4,487	2,492	701	2,514	1,431	541	(184)	11,982
Restructuring and other related charges	(8)	(1)	–	–	(1)	(27)	–	(37)

Operating income (loss) from continuing operations before income tax and minority interest	260	86	87	157	146	(143)	–	593
Income tax (expense) benefit on operating income	(63)	(32)	(22)	(53)	(52)	51	–	(171)
Minority interest	–	(26)	–	–	–	–	–	(26)

Net operating income (loss) from continuing operations	197	28	65	104	94	(92)	–	396
Realized investment (losses) gains, net of participating policyholders’ and minority interests	(86)	(77)	81	(60)	(111)	1	–	(252)
Income tax benefit (expense) on realized investment (losses) gains	30	25	(10)	21	37	–	–	103
Loss from discontinued operations, net of tax of $9	–	–	–	–	(35)	–	–	(35)
Cumulative effect of a change in accounting principle, net of tax of $7	–	(48)	–	–	(8)	(1)	–	(57)

Net income (loss)	$141	$(72)	$136	$65	$(23)	$(92)	$–	$155

Reinsurance and insurance receivables, net	$6,987	$3,214	$1,170	$275	$954	$2,907	$–	$15,507
Insurance reserves:
Claim and claim adjustment expense	$11,576	$5,874	$2,264	$1,400	$1,409	$4,847	–	$27,370
Unearned premiums	1,811	1,763	195	7	149	908	(13)	4,820
Future policy benefits	–	–	–	571	6,503	335	–	7,409
Policyholders’ funds	47	3	–	470	63	(3)	–	580
Deferred acquisition costs	$421	$319	$47	$107	$1,657	$–	$–	$2,551

	Standard	Specialty		Group	Life	Corporate	Elimi-
Year ended December 31, 2001	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total
(In millions)
Net earned premiums	$2,473	$1,896	$641	$3,378	$873	$89	$(62)	$9,288
Net investment income	488	314	172	241	486	155	–	1,856
Other revenues	341	122	5	104	121	158	(168)	683

Total operating revenues	3,302	2,332	818	3,723	1,480	402	(230)	11,827
Claims, benefits and expenses	4,004	2,779	1,686	3,654	1,353	1,907	(230)	15,153
Restructuring and other related charges	46	9	6	42	29	119	–	251

Operating (loss) income from continuing operations before income tax and minority interest	(748)	(456)	(874)	27	98	(1,624)	–	(3,577)
Income tax benefit (expense) on operating income	297	148	252	(5)	(35)	533	–	1,190
Minority interest	–	(21)	–	–	–	–	–	(21)

Net operating (loss) income from continuing operations	(451)	(329)	(622)	22	63	(1,091)	–	(2,408)
Realized investment gains (losses), net of participating policyholders’ and minority interests	697	262	(77)	59	155	166	–	1,262
Income tax (expense) benefit on realized investment gains (losses)	(246)	(92)	35	(22)	(53)	(68)	–	(446)
Income from discontinued operations, net of tax of $2	–	–	–	–	11	–	–	11
Cumulative effect of a change in accounting principle, net of tax of $33	(30)	(14)	(5)	(1)	(3)	(8)	–	(61)

Net (loss) income	$(30)	$(173)	$(669)	$58	$173	$(1,001)	$–	$(1,642)

Reinsurance and insurance receivables, net	$7,140	$3,038	$2,045	$956	$829	$3,470	$–	$17,478
Insurance reserves
Claim and claim adjustment expense	$12,854	$5,668	$4,644	$1,714	$1,343	$5,043	$–	$31,266
Unearned premiums	1,825	1,449	201	10	134	886	–	4,505
Future policy benefits	–	–	–	635	6,330	341	–	7,306
Policyholders’ funds	54	3	2	452	38	(3)	–	546
Deferred acquisition costs	$397	$255	$56	$117	$1,598	$1	$–	$2,424

	Standard	Specialty		Group	Life	Corporate	Elimi-
Year ended December 31, 2000	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total
(In millions)
Net earned premiums	$3,991	$1,847	$1,089	$3,444	$773	$290	$(46)	$11,388
Net investment income	743	376	211	267	467	183	–	2,247
Other revenues	344	139	5	130	116	183	(173)	744

Total operating revenues	5,078	2,362	1,305	3,841	1,356	656	(219)	14,379
Claims, benefits and expenses	4,812	2,053	1,162	3,701	1,181	963	(219)	13,653

Operating income (loss) from continuing operations before income tax and minority interest	266	309	143	140	175	(307)	–	726
Income tax (expense) benefit on operating income	(61)	(89)	(51)	(55)	(56)	122	–	(190)
Minority interest	–	(24)	–	–	–	(4)	–	(28)

Net operating income (loss) from continuing operations	205	196	92	85	119	(189)	–	508
Realized investment gains, net of participating policyholders’ and minority interests	498	265	96	39	35	96	–	1,029
Income tax (expense) benefit on realized investment gains	(173)	(93)	(33)	(10)	(14)	(37)	–	(360)
Income from discontinued operations, net of tax of $0	–	–	–	–	5	–	–	5

Net income (loss)	$530	$368	$155	$114	$145	$(130)	$–	$1,182

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ and minority interests.

Revenue by Line of Business

Years ended December 31	2002	2001	2000
(In millions)
Standard Lines
Property and Casualty	$3,012	$2,955	$3,823
Excess & Surplus	1,641	1,044	1,753

Standard Lines revenue	4,653	3,999	5,576

Specialty Lines
Professional Liability Insurance	1,083	1,120	1,157
CNA Global	773	787	781
CNA Guaranty & Credit	35	61	49
Surety	325	346	332
Warranty	284	280	308

Specialty Lines revenue	2,500	2,594	2,627

CNA Re	869	741	1,401

Group Operations
Group Benefits	1,325	1,337	1,334
Institutional Markets & Other	135	214	458
Federal Markets	1,151	2,231	2,088

Group Operations revenue	2,611	3,782	3,880

Life Operations revenue	1,465	1,635	1,391

Corporate and Other revenue	372	568	752

Intersegment eliminations	(184)	(230)	(219)

Total revenue	$12,286	$13,089	$15,408

Note O. Restructuring and Other Related Charges

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

As summarized in the following table, during 2001, the Company incurred $62 million pretax, or $40 million after-tax, of restructuring and other related charges for the IT Plan. During 2002, $4 million pretax, or $3 million after-tax, of this accrual was reduced.

IT Plan Pretax Charges by Segment

	Employee
	Termination	Impaired
	and Related	Asset	Other
	Benefit Costs	Charges	Costs	Total
(In millions)
Standard Lines	$5	$1	$–	$6
Specialty Lines	2	–	–	2
Life Operations	–	17	–	17
Corporate and Other	22	14	1	37

Total	$29	$32	$1	$62

In connection with the IT Plan, after the write-off of impaired assets, the Company accrued $30 million of restructuring and other related charges in 2001 (the IT Plan Initial Accrual). These charges primarily related to $29 million of workforce reductions of approximately 260 positions gross and net and $1 million of other costs.

The following table summarizes the IT Plan Initial Accrual and the activity in that accrual during 2001 and 2002.

IT Plan Accrual

	Employee
	Termination	Impaired
	and Related	Asset	Other
	Benefit Costs	Charges	Costs	Total

(In millions)
IT Plan Initial Accrual	$29	$32	$1	$62
Costs that did not require cash in 2001	–	(32)	–	(32)
Payments charged against liability in 2001	(19)	–	–	(19)

Accrued costs at December 31, 2001	10	–	1	11
Payments charged against liability in 2002	(2)	–	–	(2)
Reduction of accrual	(3)	–	(1)	(4)

Accrued costs at December 31, 2002	$5	$–	$–	$5

Through December 31, 2002, 249 employees were released due to the IT Plan, nearly all of whom were technology support staff. In December of 2002, the accrual was reduced by $4 million in the Corporate and Other segment primarily related to employee termination costs.

2001 Plan

The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units (SBUs) in the property and casualty operations, changes in the strategic focus of the Life Operations and Group Operations and consolidation of real estate locations. The reduction in the number of property and casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Group Operations included a decision to discontinue the variable life and annuity business.

As summarized in the following table, during 2001, the Company incurred $189 million pretax, or $125 million after-tax, of restructuring and other related charges for the 2001 Plan. During 2002, $32 million pretax, or $21 million after-tax, of this accrual was reduced.

2001 Plan Pretax Charges by Segment

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total

(In millions)
Standard Lines	$40	$–	$–	$–	$40
Specialty Lines	7	–	–	–	7
CNA Re	2	4	–	–	6
Group Operations	7	–	–	35	42
Life Operations	3	–	9	–	12
Corporate and Other	9	52	21	–	82

Total	$68	$56	$30	$35	$189

All lease termination costs and impaired asset charges, except lease termination costs incurred by operations in the United Kingdom and software write-offs incurred by Life Operations, were charged to the Corporate and Other segment because office closure and consolidation decisions were not within the control of the other segments affected. Lease termination costs incurred in the United Kingdom relate solely to the operations of CNA Re. All other charges were recorded in the segment benefiting from the services or existence of an employee or an asset.

In connection with the 2001 Plan, the Company accrued $189 million of these restructuring and other related charges (the 2001 Plan Initial Accrual). These charges include employee termination and related benefit costs, lease termination costs, impaired asset charges and other costs.

The following table summarizes the 2001 Plan Initial Accrual and the activity in that accrual during 2001 and 2002.

2001 Plan Initial Accrual

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total

(In millions)
2001 Plan Initial Accrual	$68	$56	$30	$35	$189
Costs that did not require cash	–	–	–	(35)	(35)
Payments charged against liability	(2)	–	–	–	(2)

Accrued costs December 31, 2001	66	56	30	–	152
Costs that did not require cash	(1)	(3)	(9)	–	(13)
Payments charged against liability	(53)	(12)	(4)	–	(69)
Reduction of accrual	(10)	(7)	(15)	–	(32)

Accrued costs December 31, 2002	$2	$34	$2	$–	$38

The following table summarizes the reduction of the accrual by segment in 2002.

Reduction of Accrual by Segment

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total

(In millions)
Standard Lines	$(8)	$–	$–	$–	$(8)
Specialty Lines	(1)	–	–	–	(1)
Life Operations	–	–	(1)	–	(1)
Corporate and Other	(1)	(7)	(14)	–	(22)

Total	$(10)	$(7)	$(15)	$–	$(32)

The 2001 Plan charges incurred and accrued by Standard Lines were $40 million in 2001, related entirely to employee termination and related benefit costs for planned reductions in the workforce of 1,063 positions gross and net, of which $27 million related to severance and outplacement costs and $13 million related to other salary costs. Through December 31, 2002, approximately 882 employees net were released due to the 2001 Plan. Approximately 39% of these employees were administrative, technology or financial support staff; approximately 52% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 9% of these employees were in various other positions. During December of 2002, $8 million of accrual was reduced primarily due to successful redeployment of employees to other positions within the organization. An accrual of $1 million remained at December 31, 2002 relating to employee termination costs which will be paid in 2003.

The 2001 Plan charges incurred and accrued by Specialty Lines were $7 million in 2001, related entirely to employee termination and related benefit costs for planned reductions in the workforce of 177 positions gross and net, of which $5 million related to severance and outplacement costs and $2 million related to other salary costs. Through December 31, 2002, approximately 126 employees net were released due to the 2001 Plan. Approximately 26% of these employees were administrative, technology or financial support staff; approximately 63% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 11% of these employees were in various other positions. During December of 2002, the accrual was reduced by $1 million. An accrual of $1 million remained at December 31, 2002 relating to employee termination costs which will be paid in 2003.

The 2001 Plan charges incurred and accrued by CNA Re were $6 million. Costs related to employee termination and related benefit costs for planned reductions in the workforce of 33 positions gross and net, amounted to $2 million, all of which related to severance and outplacement costs. Payments of $1 million were made in 2002 for approximately 15 employees net released through December 31, 2002 due to the 2001 Plan. The remaining $4 million of charges incurred by CNA Re related to lease termination costs. Approximately $1 million was paid in 2002 related to lease termination costs. As a result of the sale of CNA Re U.K., the remaining accrual related to CNA Re of $4 million was reduced. See Note P for further discussion of the sale.

The 2001 Plan charges incurred and accrued by Group Operations were $42 million. Costs related to employee termination and related benefit costs for planned reductions in the workforce of 187 positions, gross and net, amounted to $7 million. Through December 31, 2002, 82 employees net in Group Operations were released due to the 2001 Plan. Approximately 28% of these employees were administrative, technology or financial support staff; and approximately 72% of these employees were underwriters, claim adjusters and related insurance services staff. Other costs of $35 million in Group Operations relate to a write-off of deferred acquisition costs on inforce variable life and annuity contracts, as the company believes that the decision to discontinue these products will negatively impact the persistency of the business.

The 2001 Plan charges incurred and accrued by Life Operations were $12 million. Costs related to employee termination and related benefit costs for planned reductions in workforce of 207 positions gross and net, amounted to $3 million, which related primarily to severance and outplacement costs. Through December 31, 2002, approximately 144 employees net were released due to the 2001 Plan. Approximately 23% of these employees were administrative, technology or financial support staff; approximately 65% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 12% of these employees were in various other positions. Life Operations incurred and accrued $9 million of impaired asset charges related to software in 2001. In December of 2002, the remaining $1 million of this accrual was reduced.

The 2001 Plan charges incurred and accrued by the Corporate and Other segment were $82 million. Costs related to employee termination and related benefit costs for planned reductions in the workforce of 194 positions gross and net, amounted to $9 million, of which $6 million related to severance and outplacement costs and $3 million related to other salary costs. Through December 31, 2002, 157 employees net were released due to the 2001 Plan. Approximately 63% of these employees were administrative, technology or financial support staff; approximately 28% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 9% of these employees were in various other positions. In December of 2002, $1 million of the accrual was reduced for employee termination and related benefit costs. The Corporate and Other segment also incurred $73 million of lease termination and asset impairment charges related to office closure and consolidation decisions not within the control of the other segments affected. Additionally, $7 million was reversed and included in 2002 net income relating to lease obligations and $14 million relating to impaired asset charges. The Company’s original plan contained a timeline to consolidate and reduce the number of office locations. Due to unfavorable conditions in the commercial real estate market, certain office relocations and consolidations occurred later than planned. As a result of such delays, a portion of the planned leasehold write-offs and vacant office space were expensed as period costs, resulting in an excess initial accrual.

At December 31, 2001, an accrual of $1 million for lease termination costs remained related to the August 1998 restructuring (1998 Plan). In December of 2002, this accrual was reduced.

Note P. Significant Transactions

Variable Life and Annuity Transaction

In July of 2002, the Company entered into an agreement, whereby Phoenix acquired the variable life and annuity business of VFL through a coinsurance arrangement, with modified coinsurance on the separate accounts.

As a result of this agreement, Phoenix assumed net assets of $6 million. At December 31, 2002, approximately $479 million of separate account assets and $479 million of separate account policy reserves related to the variable life and annuity business continue to be held by the Company and are reported in separate account business in the assets and liabilities sections of the Consolidated Balance Sheet. The assets and liabilities of the variable life and annuity business were $637 million (primarily separate account assets) and $637 million (primarily separate account policy reserves) as of December 31, 2001.

The variable life and annuity business’ premiums and fee income were $8 million, $11 million and $5 million for the years ended December 31, 2002, 2001 and 2000. Net loss was $5 million, $44 million and $12 million for the years ended December 31, 2002, 2001 and 2000.

National Postal Mail Handlers Union Contract Termination

During the second quarter of 2002, the Company sold Claims Administration Corporation and transferred the National Postal Handlers Union group benefits plan (the Mail Handlers Plan) to First Health Group Corporation. As a result of this transaction, the Company recognized a $7 million pretax realized loss on the sale of Claims Administration Corporation and $15 million of pretax non-recurring fee income related to the transfer of the Mail Handlers Plan.

The assets and liabilities of Claims Administration Corporation and the Mail Handlers Plan were $352 million and $350 million at December 31, 2001. The revenues of Claims Administration Corporation and the Mail Handlers Plan were $1,151 million, $2,231 million and $2,081 million for the years ended December 31, 2002, 2001 and 2000.

Net income from Claims Administration Corporation and Mail Handlers Plan was $5 million, including the non-recurring fee income, $16 million and $6 million for the years ended December 31, 2002, 2001 and 2000.

CNA Vida Disposition

In the first quarter of 2002, the Company completed the sale of the common stock of CNA Holdings Limited and its subsidiaries (CNA Vida), CNA’s life operations in Chile, to Consorcio Financiero S.A. (Consorcio). In connection with the sale, CNA received proceeds of $73 million and recorded an after-tax loss from discontinued operations of $35 million. This loss is composed of $37 million, net of tax, realized loss on the sale of CNA Vida and income of $2 million, net of tax, from CNA Vida’s operations for 2002.

CNA Vida’s assets and liabilities at December 31, 2001 were $442 million and $337 million. CNA Vida’s net earned premiums were $24 million, $77 million, and $86 million for the years ended December 31, 2002, 2001 and 2000. Net income was $2 million, $11 million, and $5 million for the years ended 2002, 2001 and 2000. CNA Vida’s results of operations, including the loss on sale, are presented as discontinued operations in all periods presented.

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

MARC assumed approximately $294 million of liabilities (primarily future policy benefits and claim reserves) and approximately $209 million in assets (primarily uncollected premiums and deferred acquisition costs). The net gain of approximately $2 million from the reinsurance transaction has been recorded as deferred revenue and will be recognized in income as CNA Life Re’s assumed contracts are novated to MARC.

The CNA Life Re business contributed net earned premiums of $229 million and net income of $18 million for the year ended December 31, 2000.

Other Dispositions of Certain Businesses

During the second quarter of 2001, the Company announced its intention to sell certain businesses. The assets being held for disposition included CNA Re U.K. and certain other businesses. Based upon the impairment analyses performed at that time, the Company anticipated that it would realize losses in connection with those planned sales. In determining the anticipated loss from these sales, the Company estimated the net realizable value of each business being held for sale. An estimated after-tax loss of $320 million was initially recorded in the second quarter of 2001. This loss was reported in realized investment gains/losses in the Consolidated Statements of Operations.

In the fourth quarter of 2001, the Company sold certain businesses as planned. The realized after-tax loss applicable to these businesses recognized in the second quarter of 2001 was $38 million. Revenues of these businesses included in the years ended December 31, 2001 and 2000 totaled approximately $33 million and $37 million. These businesses contributed approximately $11 million and $8 million of net losses in the years ended December 31, 2001 and 2000.

The Company regularly updates its impairment analyses and adjusts its loss as necessary. Based on these updated analyses the impairment loss was reduced by approximately $170 million after-tax in the fourth quarter of 2001, primarily because the net assets of the businesses had been significantly diminished by their operating losses, including adverse loss reserve development recognized by CNA Re U.K. in the fourth quarter of 2001. The reduction of the impairment was included in realized investment gains/losses in the Consolidated Statements of Operations.

The statutory surplus of CNA Re U.K. was below the required regulatory minimum surplus level at December 31, 2001. CCC contributed $120 million of capital on March 25, 2002 bringing the capital above the regulatory minimum.

On October 31, 2002, the Company completed the sale of CNA Re U.K. to Tawa UK Limited (Tawa), a subsidiary of Artemis Group, a diversified French-based holding company. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC as discussed below. In October, the sale was approved in the United Kingdom by the Financial Services Authority (FSA) and by the Illinois Insurance Department. This sale does not impact CNA Re’s on-going U.S.-based operations.

The purchase price was $1, subject to adjustments based primarily upon the results of operations and realized foreign currency losses of CNA Re U.K. The final purchase price adjustments were prepared by Tawa and have been agreed to by the Company. Under the terms of the purchase price adjustment, CCC is entitled to receive $5 million from Tawa after Tawa is able to legally withdraw funds from the former CNA Re U.K. entities. CCC has also committed to contribute up to $5 million to the former CNA Re U.K. entities over a four-year period beginning in 2010 should the FSA deem those entities to be undercapitalized. The purchase price adjustment related to foreign currency losses resulted in CNA contributing additional capital to CNA Re U.K. of $11 million. As the sale and related agreements have now been completed, the Company has finalized its impairment analysis based upon the terms of the completed transactions. As such, in the fourth quarter of 2002, the impairment loss was reduced by approximately $39 million after-tax. The reduction of the impairment was included in net realized investment gains.

Concurrent with the sale, several reinsurance agreements under which CCC had provided retrocessional protection to CNA Re U.K. were terminated. As part of the sale, CNA Re U.K.’s net exposure to all IGI Program liabilities was assumed by CCC. Further, CCC is providing a $100 million stop loss cover attaching at carried reserves on CNA Re U.K.’s 2001 underwriting year exposures for which CCC received premiums of $25 million.

CNA Re U.K. had revenues of approximately $48 million, $280 million and $605 million for the three years ended December 31, 2002, 2001 and 2000. CNA Re U.K. had net losses of $22 million, $374 million and $158 million for the years ended December 31, 2002, 2001 and 2000. The assets and liabilities of CNA Re U.K., including the effects of the concurrent transactions, were approximately $2,442 million and $2,357 million at the date of sale and $2,557 million and $2,541 million as of December 31, 2001.

Personal Insurance Transaction

On October 1, 1999, certain subsidiaries of CNA completed a transaction with The Allstate Corporation (Allstate), whereby CNA’s Personal Insurance lines of business and related employees were transferred to Allstate. Approximately $1.1 billion of cash and $1.1 billion of additional assets (primarily premium receivables and deferred acquisition costs) were transferred to Allstate, and Allstate assumed $2.2 billion of claim and claim adjustment expense reserves and unearned premium reserves. Additionally, CNA received $140 million in cash, which consisted of 1) $120 million in ceding commission for the reinsurance of the CNA personal insurance business by Allstate and 2) $20 million for an option exercisable during 2002 to purchase 100% of the common stock of five CNA insurance subsidiaries at a price equal to the GAAP carrying value as of the exercise date. Also, CNA invested $75 million in a ten-year equity-linked note issued by Allstate.

As of December 10, 2001, Allstate and CNA agreed to modify a number of the original terms of the transaction. The following is an overview of the significant modifications to the terms of the original agreement:

1)	CNA has substituted subsidiaries for the originally named subsidiaries and extended the purchase option period for the substituted subsidiaries through 2005. The Company has compensated Allstate for the postponement of its right to exercise the option due to the substitution of companies in the amount of $7 million, reducing the original payment from Allstate of $20 million to approximately $13 million. The $13 million will continue to be deferred and will not be recognized until Allstate exercises its option, at which time it will be recorded as a realized gain.

2)	The $75 million ten-year equity-linked note issued by Allstate in October of 1999 was redeemed by Allstate at par plus accrued interest.

An amendment to the December of 2001 Option Agreement was signed by both Allstate and CNA in December of 2002. The amendment modified certain terms and provisions of the Option Agreement related to the option companies and licenses needed to be acquired, and substituted payment for certain of the licenses in one of the option companies provided for in the December 10, 2001 transaction.

CNA will continue to write new and renewal personal insurance policies and to reinsure this business with Allstate companies until such time as Allstate exercises its option to buy the CNA subsidiaries. CNA continues to have primary liability on policies reinsured by Allstate. Through 2005, CNA will continue to receive a royalty fee based on the volume of personal insurance business sold through CNA agents using the terms of the original agreement.

CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1 billion at the date of sale. CNA’s obligation with respect to unallocated claim adjustment expenses was settled at the transaction date and is therefore not subject to the sharing arrangement. CNA must reimburse Allstate for 80% of the first $40 million of payments in excess of $1 billion, and for 90% of any additional payments in excess of the first $40 million. The Company must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1 billion. The Company’s remaining obligation valued under this loss sharing provision as of October 1, 2003, will be settled by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and loss adjustment expenses on such policies are expected to exceed $1 billion during 2003. The Company has established reserves for its estimated liability under this loss sharing arrangement.

The retroactive portion of the reinsurance transaction, consisting primarily of the cession of claim and claim adjustment expense reserves approximating $1.0 billion, was not recognized as reinsurance because the criteria for risk transfer were not met for this portion of the transaction. The related consideration paid was recorded as a deposit and is included in reinsurance receivables in the Consolidated Balance Sheets. The prospective portion of the transaction, which as of the transaction date consisted primarily of the cession of $1.1 billion of unearned premium reserves, has been recorded as reinsurance. The related consideration paid was recorded as prepaid reinsurance premiums. Premiums ceded after the transaction date follow this same treatment.

CNA recognized an after-tax realized loss of approximately $39 million in 1999 related to the transaction, consisting primarily of the accrual of lease obligations and the write-down of assets that related specifically to the Personal Insurance lines of business. The $120 million ceding commission related to the prospective portion of the transaction has been recognized in proportion to the recognition of the unearned premium reserves to which it relates. Ceding commission earned was $69 million and $51 million in 2000 and 1999. Royalty fees earned in 2002, 2001 and 2000 were approximately $27 million, $26 million and $27 million.

Note Q. Discontinued Operations

CNA reports net assets of discontinued operations, which primarily consist of run-off operations discontinued in the mid-1990’s, in other assets on the Consolidated Balance Sheets. The following table provides more detailed information regarding those net assets.

Discontinued Operations

December 31	2002	2001

(In millions)
Total investments	$443	$467
Other assets	295	264
Insurance reserves	(402)	(412)
Other liabilities	(32)	(25)

Net assets of discontinued operations	$304	$294

Note R. Quarterly Financial Data (Unaudited)

The following tables set forth unaudited quarterly financial data for the years ended December 31, 2002 and 2001.

Quarterly Financial Data

	First (a)	Second	Third	Fourth	Year

(In millions, except per share data)	Restated (b)	Restated (b)	Restated (b)
2002 Quarters
Revenues	$3,446	$3,312	$2,787	$2,741	$12,286

Income from continuing operations before income tax	$163	$33	$76	$43	$315
Income tax expense	(51)	(2)	(22)	7	(68)

Income from continuing operations	112	31	54	50	247
Loss from discontinued operations, net of tax	(35)	–	–	–	(35)
Cumulative effect of a change in accounting principle, net of tax	(57)	–	–	–	(57)

Net income	$20	$31	$54	$50	$155

Basic and diluted earnings per share available to common stockholders	$0.09	$0.14	$0.24	$0.21	$0.68

Quarterly Financial Data

	First	Second	Third	Fourth	Year

(In millions, except per share data)	Restated (b)	Restated (b)	Restated (b)	Restated (b)	Restated (b)
2001 Quarters
Revenues	$3,567	$2,709	$3,130	$3,683	$13,089

Income (loss) from continuing operations before income tax	$536	$(2,622)	$(240)	$(10)	$(2,336)
Income tax (expense) benefit	(183)	856	84	(13)	744

Income (loss) from continuing operations	353	(1,766)	(156)	(23)	(1,592)
Income from discontinued operations, net of tax	–	3	5	3	11
Cumulative effect of a change in accounting principle, net of tax	(61)	–	–	–	(61)

Net income (loss)	$292	$(1,763)	$(151)	$(20)	$(1,642)

Basic and diluted earnings (loss) per share available to common stockholders	$1.59	$(9.62)	$(0.82)	$(0.08)	$(8.46)

(a)	During the third quarter of 2002, the Company completed its initial goodwill impairment test and recorded a $57 million after-tax impairment charge. The impairment charge was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

(b)	As restated, see Note T.

The following tables set forth unaudited quarterly financial data for the years ended December 31, 2002 and 2001 as previously reported before a restatement to reflect a change in the accounting for the Company’s investment in life settlement contracts. See Note T for further discussion.

Quarterly Financial Data

	First (a)	Second	Third

(In millions, except per share data)
2002 Quarters
Revenues	$3,448	$3,318	$2,790

Income from continuing operations before income tax	$164	$39	$77
Income tax expense	(51)	(4)	(23)

Income from continuing operations	113	35	54
Loss from discontinued operations, net of tax	(35)	–	–
Cumulative effect of a change in accounting principle, net of tax	(57)	–	–

Net income	$21	$35	$54

Basic and diluted earnings per share available to common stockholders	$0.09	$0.16	$0.24

Quarterly Financial Data

	First	Second	Third	Fourth	Year

(In millions, except per share data)
2001 Quarters
Revenues	$3,569	$2,708	$3,125	$3,680	$13,082

Income (loss) from continuing operations before income tax	$541	$(2,620)	$(246)	$(14)	$(2,339)
Income tax (expense) benefit	(185)	855	86	(11)	745

Income (loss) from continuing operations	356	(1,765)	(160)	(25)	(1,594)
Income from discontinued operations, net of tax	–	3	5	3	11
Cumulative effect of a change in accounting principle, net of tax	(61)	–	–	–	(61)

Net income (loss)	$295	$(1,762)	$(155)	$(22)	$(1,644)

Basic and diluted earnings (loss) per share available to common stockholders	$1.61	$(9.61)	$(0.84)	$(0.10)	$(8.48)

(a)	During the third quarter of 2002, the Company completed its initial goodwill impairment test and recorded a $57 million after-tax impairment charge. The impairment charge was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

Note S. Related Party Transactions

CNA reimburses Loews, or pays directly, for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA. The amounts reimbursed or paid by CNA were approximately $19 million, $18 million and $14 million for the years ended December 31, 2002, 2001 and 2000. In addition, CNAF and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. See Note E for a detailed description of the income tax agreement and tax payments made between the Company and Loews. Also, CNA writes, at standard rates, a limited amount of insurance for Loews and its affiliates. The total premiums from Loews and its affiliates were $4 million, $6 million and $5 million for the years ended December 31, 2002, 2001 and 2000.

On December 19, 2002, CNAF sold $750 million of a new issue of preferred stock, designated Series H Cumulative Preferred Issue (Preferred Issue), to Loews. The terms of the Preferred Issue were approved by a special committee of independent members of CNAF’s Board of Directors. See Note L for further details of this transaction.

During 2001, CNA issued and sold 40,324,363 shares of common stock for $25 per share through a rights offering to stockholders of record on August 23, 2001. The net proceeds from the rights offering amounted to $1,006 million. In connection with the rights offering, Loews purchased 38,281,644 shares. See Note L for further details of this transaction.

CNA assumes the risk for a limited amount of insurance from R.V.I. Guaranty Company, Inc. (RVI), an unconsolidated affiliate. CNA assumed approximately $0.3 million, $2 million and $11 million in written premiums from RVI during 2002, 2001 and 2000.

CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten year term and are secured by the stock purchased. See Note L for a detailed discussion of this plan.

In December of 2002 and January of 2003, CNAF provided loans in an aggregate amount of approximately $45 million to a large national contractor that undertakes projects for the construction of government and private facilities. CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs. The loans are evidenced by demand notes and currently accrue interest at 10% until replaced by the credit facility described below. The contractor and certain of its affiliates have pledged to CNAF substantially all of their assets as collateral for these loans.

In March of 2003, CNAF entered into an agreement with the contractor to provide an $86.4 million credit facility, which amount includes the already advanced $45 million described above. The credit facility and all loans under it will mature in March of 2006. Advances under the credit facility, including the already funded $45 million, bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the credit facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

Loews and CNAF have entered into a participation agreement, pursuant to which Loews has purchased a participation interest in one-third of the loans and commitments under the new credit facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the facility proportionally with CNAF.

In March of 2003, CNAF also purchased the contractor’s outstanding bank debt for $16.4 million. Under the new credit facility, the contractor agreed to purchase from CNAF and retire the bank debt for $16.4 million, with $11.4 million of the purchase price being funded under the new credit facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor’s benefit that expire between May and August of 2003. Any CNAF reimbursements for draws upon the banks’ letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility.

The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNAF, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards. Any losses arising from bonds issued or assumed by the insurance subsidiaries of CNA Surety to the contractor are excluded from CNA Surety’s $40 million excess of $20 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through December 31, 2002 has been limited to $20 million per bond.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s restructuring efforts may be successful and provide sufficient cash flow for its operations and repayment of its borrowings under the credit facility, the contractor’s failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of the Company’s surety bonds could have a material adverse effect on the Company’s future results of operations. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of corporate aggregate reinsurance treaties, if any, and minority interest could be up to $200 million.

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety, over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. Reinsurance balances payable under this stop loss contract were approximately $22 million as of December 31, 2001. There were no reinsurance balances payable under this stop loss contract as of December 31, 2002.

CCC provided an Excess of Loss Contract to the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures. The Excess of Loss Contract provided $75 million of coverage in excess of the $40 million of coverage provided to the insurance subsidiaries of CNA Surety in 2002 by third party reinsurers, which is in turn in excess of the $20 million of per principal losses retained by the CNA Surety insurance subsidiaries. Subsequent to September 30, 1997, CNA Surety entered into a second excess of loss contract with CCC (Second Excess of Loss Contract). The Second Excess of Loss Contract provides additional coverage for principal losses that exceed the foregoing coverage of $75 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135 million. CCC is also obligated to act as a joint insurer, or “co-surety,” for business covered by the Excess of Loss Contract when requested by the CNA Surety insurance subsidiaries. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries of CNA Surety paid to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20 thousand and $5 thousand per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The two Excess of Loss Contracts collectively provide coverage for losses discovered on surety bonds in force as of September 30, 1997 and for losses discovered on new and renewal business written during the term of the Excess of Loss Contracts. Both Excess of Loss Contracts commenced immediately following September 30, 1997 and continue for a period of five years from September 30, 1997 or until September 30, 2002. The discovery period for losses covered by the Excess of Loss Contracts extends until three years after the September 30, 2002 expiration date of the contracts.

CCC, effective October 1, 2002, has secured replacement excess of loss protection for new and renewal bonds for CNA Surety for per principal exposures that exceed $60 million since October 1, 2002 in two parts – a) $40 million excess of $60 million and b) $50 million excess of $100 million for CNA Surety. This excess of loss protection is primarily necessary to support new and renewal bonds for contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. In consideration for the reinsurance coverage provided by the $40 million excess of $60 million contract, CNA Surety will pay to CCC, on a quarterly basis, a premium equal to $3 million. In 2002, the insurance subsidiaries of CNA Surety paid $4 million in premium to CCC in consideration of the coverage provided by the $50 million excess of $100 million.

Note T. Restatement For Life Settlement Contracts

Subsequent to the issuance of the Company’s 2001 Consolidated Financial Statements and, as a result of a routine review of the Company’s periodic filings by the Division of Corporation Finance of the SEC, the Company has revised the historical accounting for its investment in life settlement contracts and the related revenue recognition. The Company has restated its previously reported financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 as well as its interim financial data for the first three quarters of 2002 and all interim periods of 2001.

The SEC concluded that FASB Technical Bulletin 85-4 Accounting for Purchases of Life Insurance (FTB 85-4) should have been applied to the Company’s investment in life settlement contracts. Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the policy. Amounts paid to purchase these contracts that are in excess of the cash surrender value, at the date of purchase, are expensed immediately. Periodic maintenance costs, such as premiums, necessary to keep the underlying policy inforce are expensed as incurred and included in other operating expense. Revenue is recognized and included in other revenue in the Consolidated Statements of Operations when the life insurance policy underlying the life settlement contract matures. The Company’s historical accounting was to record an asset for the amount paid to acquire the life settlement contract along with other direct acquisition costs, and to recognize revenue over the period the contract was held. Additionally, the Consolidated Statements of Stockholders' Equity reflect a decrease in the Company's retained earnings of $215 million as of January 1, 2000.

The effect of the restatement is as follows:

Restatement

	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
	2001	2001	2000	2000
As of and for the years ended December 31
(In millions, except per share data)
Consolidated balance sheet:
Other assets	$2,194	$1,817
Deferred income taxes	737	869
Retained earnings	6,683	6,438
Consolidated statements of operations:
Other revenues	$676	$683	$739	$744
Other operating expenses (a)	(1,909)	(1,913)	(1,792)	(1,847)
Income tax benefit (expense) (a)	745	744	(568)	(550)
Net (loss) income	(1,644)	(1,642)	1,214	1,182
Basic and Diluted (loss) earnings per share available to common stockholders:	$(8.48)	$(8.46)	$6.61	$6.43

(a)	Amounts previously reported have been revised to reflect the presentation of CNA Vida as a discontinued operation. See Note P for further discussion.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of
CNA Financial Corporation

We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CNA Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note T to the consolidated financial statements, the accompanying 2001 and 2000 consolidated financial statements have been restated.

Also, as discussed in Note A to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and indefinite-lived intangible assets and in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

Deloitte & Touche LLP
Chicago, Illinois
March 19, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

			FIRST BECAME
	POSITION AND OFFICES		EXECUTIVE OFFICER
NAME	HELD WITH REGISTRANT	AGE	OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS

Stephen W. Lilienthal	Chief Executive Officer, CNA Financial Corporation	53	2001	Chief Executive Officer of CNA Financial Corporation and subsidiaries since August, 2002. Prior to that, President and Chief Executive Officer, Property and Casualty Operations of the CNA insurance companies since July 2001. From June 1993 to June 1998, senior officer of USF&G Corporation (USF&G). In April 1998, USF&G was acquired by the St. Paul Companies. Mr. Lilienthal was Executive Vice President of the St. Paul Companies until July 2001.

Robert V. Deutsch	Executive Vice President and Chief Financial Officer, CNA Financial Corporation	43	1999	Executive Vice President and Chief Financial Officer of CNA Financial Corporation and subsidiaries since August 1999. From June 1987 until August 1999, Mr. Deutsch was Executive Vice President, Chief Financial Officer, Chief Actuary and Assistant Secretary of Executive Risk, Inc.

Jonathan D. Kantor	Executive Vice President, General Counsel and Secretary	47	1997	Executive Vice President, General Council and Secretary of CNA Financial Corporation since March, 1998. Executive Vice President, General Council and Secretary of the CNA insurance companies since April, 1997 to current date.

James R. Lewis	President and Chief Executive Officer, Property and Casualty Operations, CNA insurance companies	54	2002	President and Chief Executive Officer, Property and Casualty Operations of the CNA insurance companies since August, 2002. From August 2001 to August 2002, Executive Vice President, U.S. Insurance Operations, Property and Casualty Operations of the CNA insurance companies. From November 1992 to August 2001, Senior Vice President of USF&G Corporation.

Debra L. McClenahan	President and Chief Executive Officer, CNA Re Operations, CNA insurance companies	50	2002	President and Chief Executive Officer, CNA Re Operations of the CNA insurance companies since February 2002. From 1993 to December 2001, Ms. McClenahan has held various officer positions with the CNA insurance companies.

Robert W. Patin	President and Chief Executive Officer, CNA Life and Group Operations, CNA insurance companies	60	2001	President and Chief Executive Officer, CNA Life and Group Operations of the CNA insurance companies since January 2001. Prior to that, Mr. Patin was President and Chief Operating Officer of Big Idea Productions from 1998 to 2001. From 1988 until 1998, he was Chairman of the Board and Chief Executive Officer of Washington National Corp.

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

ITEM 14. CONTROLS AND PROCEDURES

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

The Company’s chief executive officer and chief financial officer have conducted an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the date of this report. Based on this evaluation, the Company’s chief executive officer and chief financial officer have each concluded that the Company’s disclosure controls and procedures are effective for their intended purpose.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

		Exhibit
	Description of Exhibit	Number

(3)	Articles of incorporation and by-laws:
	Certificate of Incorporation of CNA Financial Corporation, as amended May 20, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference.)	3.1
	By-Laws of CNA Financial Corporation, as amended February 12, 2003	3.2*
(4)	Instruments defining the rights of security holders, including indentures:
	CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b) (4) (iii) of Regulation S-K	4.1

(10)	Material contracts:
	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference.)	10.1
	Continuing Services Agreement between CNA Financial Corporation and Edward J. Noha, dated February 27, 1991 (Exhibit 6.0 to 1991 Form 8-K, filed March 18, 1991, incorporated herein by reference.)	10.2
	CNA Employees’ Supplemental Savings Plan, as amended through January 1, 1994 (Exhibit 10.3 to 1999 Form 10-K incorporated herein by reference.)	10.3
	CNA Employees’ Retirement Benefit Equalization Plan, as amended through January 1, 1994 (Exhibit 10.4 to 1999 Form 10-K incorporated herein by reference.)	10.4
	Continental Casualty Company “CNA” Annual Incentive Bonus Plan Provisions (Exhibit 10.1 to 1994 Form 10-K incorporated herein by reference.)	10.5
	CNA Financial Corporation 2000 Long Term Incentive Plan, dated August 4, 1999 (Exhibit 4.1 to 1999 Form S-8 filed August 4, 1999, incorporated herein by reference.)	10.6
	Employment Agreement between CNA Financial Corporation and Robert V. Deutsch, dated August 16, 1999 (Exhibit 10 to September 30, 1999 Form 10-Q incorporated herein by reference.)	10.7
	Sale and Purchase Agreement between CNA Financial Corporation and PGI-WvF 180, L.P., dated October 13, 2000 for the sale of real property commonly known as 180 Maiden Lane (Exhibit 10.11 to the 2000 Form 10-K incorporated herein by reference.)	10.8
	Share Purchase Agreement between CNA and TAWA UK Limited, dated July 15, 2002 for the entire issued share capital of CNA Re Management Company Limited (Exhibit 2.1 to September 30, 2002 Form 10-Q incorporated herein by reference.)	10.9
	Employment Agreement between CNA Financial Corporation and Stephen W. Lilienthal, dated July 25, 2002	10.10*
	Employment Agreement between CNA Financial Corporation and James R. Lewis, dated August 9, 2002	10.11*
	Continuing Services Agreement between CNA Financial Corporation and Bernard Hengesbaugh, dated August 26, 2002	10.12*

(10)	Material contracts (continued):
	Amendment to Employment Agreement between CNA Financial Corporation and Robert V. Deutsch, dated February 25, 2003	10.13*
(21)	Primary Subsidiaries of CNAF	21.1*
(23)	Independent Auditors’ Consent	23.1*
*Filed herewith

(b)	Reports on Form 8-K:

On December 19, 2002 CNA Financial Corporation sold 7,500 shares of its Series H Cumulative Preferred Stock to Loews Corporation, the owner of 90% of CNA’s outstanding common stock, for $750 million.

(c)	Exhibits: None.

(d)	Condensed Financial Information of Unconsolidated Subsidiaries: None.

SCHEDULE I. SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2002

	Cost or	Estimated
	Amortized	Fair	Carrying
	Cost	Value	Value

(In millions)
Fixed maturity securities available-for-sale:
Bonds:
United States Government and government agencies and authorities — taxable	$2,066	$2,224	$2,224
States, municipalities and political subdivisions — tax exempt	4,966	5,074	5,074
Foreign governments and political subdivisions	1,901	1,913	1,913
Public utilities	1,806	1,831	1,831
Convertibles and bonds with warrants attached	9	9	9
All other corporate bonds	14,721	15,155	15,155
Redeemable preferred stocks	64	69	69

Total fixed maturity securities available-for-sale	25,533	26,275	26,275

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	17	20	20
Industrial and other	293	441	441
Non-redeemable preferred stocks	209	205	205

Total equity securities available-for-sale	519	$666	666

Mortgage Loans	28		28
Real estate	29		29
Policy loans	180		180
Limited partnership investments	1,060		1,060
Other invested assets	34		47
Short term investments	7,010		7,008

Total investments	$34,393		$35,293

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

CNA Financial Corporation
Balance Sheets
	2002	2001
December 31
(In millions)		Restated (a)
Assets:
Investment in subsidiaries	$10,648	$9,960
Fixed maturity securities available-for-sale, at market value, (amortized cost of $30 and $15)	30	15
Equity securities available-for-sale, at market value, (cost of $1 and $1)	1	1
Other invested assets	1	–
Short term investments, cost approximates market value	386	5
Receivables for securities sold	93	–
Amounts due from affiliates	17	41
Notes receivable from affiliates	309	341
Other	2	3

Total assets	$11,487	$10,366

Liabilities and Stockholders’ Equity:
Liabilities:
Payables for securities purchased	$91	$–
Short term debt	248	250
Long term debt	1,729	1,979
Other	18	15

Total Liabilities	2,086	2,244

Stockholders’ equity:
Preferred stock (Series H, no par value; $100,000 stated value; 12,500,000 shares authorized; 7,500 shares issued and outstanding, held by Loews Corporation)	750	–
Common stock ($2.50 par value; 500,000,000 shares authorized; 225,850,270 shares issued; and 223,608,868 and 223,596,861 shares outstanding)	565	565
Additional paid-in capital	1,031	1,031
Retained earnings	6,593	6,438
Accumulated other comprehensive income	604	226
Treasury stock (2,241,402 and 2,253,409 shares), at cost	(70)	(70)

	9,473	8,190
Notes receivable for the issuance of common stock	(72)	(68)

Total stockholders’ equity	9,401	8,122

Total liabilities and stockholders’ equity	$11,487	$10,366

(a)	See Note A.

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Statements of Operations
	2002	2001	2000
Years ended December 31
(In millions)		Restated (a)	Restated (a)
Revenues:
Net investment income	$8	$18	$11
Realized investment gains (losses)	3	(5)	(4)
Other income	13	13	38

Total revenues	24	26	45

Expenses:
Administrative and general	3	161	208
Interest	131	140	175

Total expenses	134	301	383

Loss from operations before income taxes, equity in net income of subsidiaries and the cumulative effects of changes in accounting principles	(110)	(275)	(338)
Income tax benefit	39	96	118

Loss before equity in net income of subsidiaries and the cumulative effects of changes in accounting principles	(71)	(179)	(220)
Equity in net income (loss) of subsidiaries	227	(1,461)	1,402
Cumulative effects of changes in accounting principles, net of tax	(1)	(2)	–

Net income (loss)	$155	$(1,642)	$1,182

(a)	See Note A.

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Statements of Cash Flows
	2002	2001	2000
Years ended December 31
(In millions)		Restated (a)	Restated (a)
Cash flows from operating activities:
Net income (loss)	$155	$(1,642)	$1,182
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
(Income) loss of subsidiaries, net of distributions	(109)	1,954	(973)
Cumulative effect of a change in accounting principle, net of tax	1	2	–
Realized (gains) losses	(3)	5	4
Changes in:
Other, net	148	102	183

Total Adjustments	37	2,063	(786)

Net cash flows provided by operating activities	192	421	396

Cash flows from investing activities:
Sales of fixed maturity securities	428	–	–
Purchases of fixed maturity securities	(440)	(15)	–
Purchases of equity securities	(1)	(1)	–
Change in short term investments	(381)	(5)	3
Capital contributions to subsidiaries, net	(304)	(1,401)	(165)
Change in notes receivable from affiliates	32	113	80
Other, net	(19)	4	9

Net cash flows used by investing activities	(685)	(1,305)	(73)

Cash flows from financing activities:
Dividends paid to preferred shareholders	–	–	(1)
Proceeds from issuance of debt	–	500	–
Principal payments on debt	(252)	(627)	(137)
Issuance of common stock	–	1,006	–
Redemption of cumulative Series G preferred stock	–	–	(150)
Issuance of cumulative Series H preferred stock	750	–	–
Purchase of treasury stock	–	1	(35)
Other, net	(5)	4	(4)

Net cash flows provided (used) by financing activities	493	884	(327)

Net change in cash and cash equivalents	–	–	(4)
Cash and cash equivalents, beginning of year	–	–	4

Cash and cash equivalents, end of year	$–	$–	$–

Supplemental disclosures of cash flow information:
Cash paid (received):
Interest	$133	$137	$168
Federal income taxes	(616)	(288)	(154)
Non-cash transactions:
Notes receivable for the issuance of common stock	4	4	10

(a)	See Note A.

See accompanying Notes to Condensed Financial Information.

Notes to Condensed Financial Information

A. Basis of Presentation

The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these affiliates is reported as equity in net income of subsidiaries.

Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 2002.

As a result of a routine review of CNA’s periodic filings by the Division of Corporation Finance of the Securities and Exchange Commission (SEC), a subsidiary has restated its previously reported financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 as well as its interim financial data for the first three quarters of 2002 and all interim periods of 2001. As a result, the financial statements for CNAF have been restated. See Note T of the Consolidated Financial Statements included under Item 8.

The preparation of Condensed Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

B. Investments

CNAF classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income. Investments are written down to estimated fair values and losses are recognized in income when a decline in value is determined to be other-than-temporary.

All securities transactions are recorded on the trade date. Realized investment gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

CNAF’s investments in fixed maturity securities are composed entirely of U.S. Treasury securities and obligations of government agencies.

CNAF may enter into investment derivatives in the normal course of business, primarily to reduce its subsidiaries exposure to market risk (principally interest rate risk, equity stock price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). CNAF’s principal objective under such risk strategies is to achieve the desired reduction in economic risk, even if the position will not receive hedge accounting treatment.

C. Debt

Debt is composed of the following obligations.

Debt
	2002	2001
December 31
(In millions)
Variable rate debt:
Credit facility due April 29, 2002	$—	$250
Credit facility due April 30, 2004	250	250
Senior notes:
6.25%, face amount of $248, due November 15, 2003	248	250
6.50%, face amount of $493, due April 15, 2005	491	491
6.75%, face amount of $250, due November 15, 2006	249	249
6.45%, face amount of $150, due January 15, 2008	149	149
6.60%, face amount of $200, due December 15, 2008	199	199
6.95%, face amount of $150, due January 15, 2018	148	148
Debenture, 7.25%, face amount of $243, due November 15, 2023	240	240
Urban Development Action Grant, 1.00%, due May 7, 2019	3	3

Total	$1,977	$2,229

Short term debt	$248	$250
Long term debt	1,729	1,979

Total	$1,977	$2,229

CNAF has a $250 million three-year bank credit facility with an April 30, 2004 expiration date. CNAF previously also had a $250 million 364-day facility with an expiration date of April 29, 2002. An option to convert the 364-day facility to a one-year term loan was exercised in April 2002. The term loan was subsequently prepaid on December 23, 2002.

CNAF pays a facility fee to the lenders for having funds available for loans under the three-year credit facility. The fee varies based on the long term debt ratings of CNAF. At December 31, 2002, the facility fee on the three-year component was 17.5 basis points.

CNAF pays interest on any outstanding debt/borrowings under the three-year facility based on a rate determined using the long term debt ratings of CNAF. The interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 57.5 basis points. Further, if CNAF has outstanding loans greater than 50% of the amounts available under the three-year facility, CNAF also will pay a utilization fee of 12.5 basis points on such loans. At December 31, 2002 and 2001, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.3% and 3.1%.

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

The terms of CNAF’s credit facilities require CNAF to maintain certain financial ratios and its subsidiaries to maintain combined property and casualty company statutory surplus levels. At December 31, 2002 and 2001, CNAF was in compliance with all restrictive debt covenants.

D. Management and Administrative Expenses

CNAF has reimbursed its subsidiaries for certain general management and administrative expenses, certain extra contractual obligations and certain investment expenses of $159 million and $200 million in 2001 and 2000. Beginning in 2002, these expenses were charged directly to CNAF’s subsidiaries. Certain administrative expenses resulting principally from shareholder expenses, consulting and fees and dues to states of incorporation of $3 million were paid directly by CNAF in 2002.

E. Commitments and Contingencies

In the normal course of business, CNAF guarantees the indebtedness of certain of its subsidiaries, which expire through 2025. These guarantees arise in the normal course of business and are given to induce a lender to enter into an agreement with CNAF’s subsidiaries. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $20 million at December 31, 2002.

CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $8 million at December 31, 2002.

An affiliate of CNAF, Continental Casualty Company (CCC), holds an investment in a real estate joint venture that is accounted for on the equity basis of accounting. In the normal course of business, CCC on a joint and several basis with other unrelated insurance company shareholders have committed to continue funding the operating deficits of this joint venture. Additionally, CCC and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016.

The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CCC would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2002 that CCC could be required to pay under this guarantee is approximately $333 million. If CCC was required to assume the entire lease obligation, CCC would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

CCC has recorded a liability of approximately $10 million for its share of estimated future operating deficits of this joint venture through 2016.

CCC has also committed to contribute up to $5 million to the former CNA Re U.K. entities over a four-year period beginning in 2010 should the Financial Services Authority deem those entities to be undercapitalized.

In December of 2002 and January of 2003, CNAF provided loans in an aggregate amount of approximately $45 million to a large national contractor that undertakes projects for the construction of government and private facilities. CNA Surety Corporation (CNA Surety), a 64% owned and consolidated subsidiary of CNAF, has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs. The loans are evidenced by demand notes and currently accrue interest at 10% until replaced by the credit facility described below. The contractor and certain of its affiliates have pledged to CNAF substantially all of their assets as collateral for these loans.

In March of 2003, CNAF entered into an agreement with the contractor to provide an $86.4 million credit facility, which amount includes the already advanced $45 million described above. The credit facility and all loans under it will mature in March of 2006. Advances under the credit facility, including the already funded $45 million, bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the credit facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

Loews Corporation (Loews) and CNAF have entered into a participation agreement, pursuant to which Loews has purchased a participation interest in one-third of the loans and commitments under the new credit facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the facility proportionally with CNAF.

In March of 2003, CNAF also purchased the contractor’s outstanding bank debt for $16.4 million. Under the new credit facility, the contractor agreed to purchase from CNAF and retire the bank debt for $16.4 million, with $11.4 million of the purchase price being funded under the new credit facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor’s benefit that expire between May and August of 2003. Any CNAF reimbursements for draws upon the banks’ letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility.

The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNAF, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards. Any losses arising from bonds issued or assumed by the insurance subsidiaries of CNA Surety to the contractor are excluded from CNA Surety’s $40 million excess of $20 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through December 31, 2002 has been limited to $20 million per bond.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s restructuring efforts may be successful and provide sufficient cash flow for its operations and repayment of its borrowings under the credit facility, the contractor’s failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of the Company’s surety bonds could have a material adverse effect on the Company’s future results of operations. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of corporate aggregate reinsurance treaties, if any, and minority interest could be up to $200 million.

In certain circumstances CNAF provides guarantees of the indebtedness of certain of its subsidiaries independent insurance producers, which expire in 2003. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, CNAF holds an interest in and to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $7 million at December 31, 2002.

In the normal course of business, CNAF has provided guarantees to holders of structured settlement annuities (SSA) provided by certain of its subsidiaries, which expire through 2119. CNAF would be required to remit SSA payments due to claimants if the primary obligor failed to perform on these contracts. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $1,535 million at December 31, 2002.

CNAF has a commitment to purchase up to a $100 million floating rate note issued by the California Earthquake Authority in the event of an earthquake during calendar year 2003 that results in California earthquake related losses greater than $4.2 billion.

F. Capital Transactions with Subsidiaries

In 2002, 2001 and 2000, CNAF contributed capital of approximately $304 million, $1,416 million and $171 million to its subsidiaries. In 2001 and 2000, CNAF subsidiaries returned capital of approximately $15 million and $6 million. In 2002, there were no returns of capital from subsidiaries.

G. Dividends from Subsidiaries and Affiliates

In 2002, 2001 and 2000, CNAF received approximately $118 million, $493 million and $429 million in dividends from subsidiaries.

CNAF’s ability to pay dividends and other credit obligations is significantly dependent on receipt of dividends from its subsidiaries. The payment of dividends to CNAF by its insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2002, CCC’s earned surplus is in a positive position, thereby enabling CCC to pay approximately $1,069 million of dividend payments during 2003 that would not be subject to insurance department prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CCC’s positive earned surplus at December 31, 2002 is contrasted to its negative earned surplus position at December 31, 2001. Prompted, in part, by the negative earned surplus position at December 31, 2001, the Company embarked on a capital realignment initiative within the CCC intercompany reinsurance pool (Pool) during 2002, the benefits of which included the restoration of CCC’s earned surplus to a positive position. This initiative involved the payment of dividends to CCC from its insurance subsidiaries during the fourth quarter of 2002. As a result of this distribution of the cumulative earnings of CCC’s insurance subsidiaries, CCC’s earned surplus was restored to a positive level at December 31, 2002, approximating $1,069 million.

This initiative involved a change to the underwriting structure of CCC and eight of its subsidiaries from a Pool structure to a structure in which CCC assumes 100% of the net underwriting risks of the group of companies formerly comprising the pool. This is the Company’s first step in a multi-year project to reduce duplicative legal entities, thereby facilitating more efficient operations and cost savings.

In addition, by agreement with the New Hampshire Insurance Department, as well as certain other state insurance departments, dividend payments for the CIC pool are restricted to internal and external debt service requirements through September of 2003 up to a maximum of $85 million annually, without the prior approval of the New Hampshire Insurance Department.

H. Preferred Stock

On December 19, 2002, CNAF sold $750 million of a new issue of preferred stock, designated Series H Cumulative Preferred Issue (Preferred Issue), to Loews. The terms of the Preferred Issue were approved by a special committee of independent members of CNAF’s Board of Directors.

The Preferred Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. It will be adjusted quarterly to a rate equal to 400 basis points above the ten-year U.S. Treasury rate beginning with the quarterly dividend after the first triggering event to occur of either (i) an increase by two intermediate ratings levels of the financial strength rating of CCC from its current rating by any of A.M. Best Company, Standard & Poor’s or Moody’s Investor Services or (ii) one year following an increase by one intermediate ratings level of the financial strength rating of CCC by any one of those rating agencies. Accrued but unpaid cumulative dividends cannot be paid on the Preferred Issue unless and until one of the two triggering events described above has occurred. Beginning with the quarter following an increase of one intermediate ratings level in CCC’s financial strength rating, however, current (but not accrued cumulative) quarterly dividends can be paid.

The Preferred Issue is senior to CNAF’s common stock as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up. No dividends may be declared on CNAF’s common stock until all cumulative dividends on the Preferred Issue have been paid. CNAF may not issue any equity securities ranking senior to or on par with the Preferred Issue without the consent of a majority of its stockholders. The Preferred Issue is non-voting and is not convertible into any other securities of CNAF. It may be redeemed only upon the mutual agreement of CNAF and a majority of the stockholders of the preferred stock. The Preferred Issue is exempt from registration under Section 4(2) of the Securities Act of 1933.

Of the proceeds of the Preferred Issue, $250 million was used to prepay a bank term loan due in April of 2003 and $250 million was contributed to CCC to improve its statutory surplus. It is expected that the remaining proceeds will be used to repay other debt of CNAF and The Continental Corporation, a controlled subsidiary, maturing in 2003 and used for other general corporate purposes.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

		Gross Insurance Reserves						Insurance	Amortiz-
								Claims and	ation
	Deferred	Claim	Future		Policy-		Net	Policy-	of Deferred	Other	Net
	Acquisition	And Claim	Policy	Unearned	holders	Net Earned	Investment	holders'	Acquisition	Operating	Written Pre-
	Costs	Expense	Benefits	Premium	Funds	Premiums	Income (a)	Benefits	Costs	Expenses	miums (c)

(In millions)										Restated (b)
December 31, 2002
Standard Lines	$421	$11,576	$—	$1,811	$47	$4,018	$398	$2,965	$931	$583	$4,020
Specialty Lines	319	5,874	—	1,763	3	2,178	253	1,682	554	255	2,383
CNA Re	47	2,264	—	195	—	642	144	503	144	54	605
Group Operations	107	1,400	571	7	470	2,327	252	1,956	13	545	1,149
Life Operations	1,657	1,409	6,503	149	63	930	540	1,118	151	161	496
Corporate and Other	—	4,847	335	908	(3)	156	143	209	(2)	307	38
Eliminations	—	—	—	(13)	—	(38)	—	(41)	—	(143)	(14)

Consolidated Operations	$2,551	$27,370	$7,409	$4,820	$580	$10,213	$1,730	$8,392	$1,791	$1,762	$8,677

December 31, 2001
Standard Lines	$397	$12,854	$—	$1,825	$54	$2,473	$488	$2,511	$938	$601	$2,984
Specialty Lines	255	5,668	—	1,449	3	1,896	314	1,850	538	400	1,951
CNA Re	56	4,644	—	201	2	641	172	1,418	205	69	524
Group Operations	117	1,714	635	10	452	3,378	241	2,979	(13)	730	2,182
Life Operations	1,598	1,343	6,330	134	38	873	486	1,107	131	144	438
Corporate and Other	1	5,043	341	886	(3)	89	155	1,479	5	542	(3)
Eliminations	—	—	—	—	—	(62)	—	(65)	—	(165)	(62)

Consolidated Operations	$2,424	$31,266	$7,306	$4,505	$546	$9,288	$1,856	$11,279	$1,804	$2,321	$8,014

December 31, 2000
Standard Lines						$3,991	$743	$3,289	$972	$551	$3,890
Specialty Lines						1,847	376	1,242	458	353	1,933
CNA Re						1,089	211	861	263	38	951
Group Operations						3,444	267	2,942	25	734	1,407
Life Operations						773	467	890	166	125	388
Corporate and Other						290	183	542	(4)	425	117
Eliminations						(46)	—	(46)	—	(173)	(46)

Consolidated Operations						$11,388	$2,247	$9,720	$1,880	$2,053	$8,640

(a)	Investment income is allocated based on each segment’s net carried insurance reserves as adjusted.

(b)	As restated, see Note T of the Consolidated Financial Statements included under Item 8.

(c)	Net written premiums relate to business in property and casualty companies only.

SCHEDULE IV. REINSURANCE

Incorporated herein by reference from Note H of the Consolidated Financial Statements included under Item 8.

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Period	Expenses	Accounts (a)	Deductions (b)	End of Period

(In millions)
Year ended December 31, 2002
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$351	$40	$7	$46	$352

Year ended December 31, 2001
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$321	$57	$—	$27	$351

(a)  Amount includes effects of foreign currency translation.

(b)  For 2002, amount includes $30 million related to the sale of CNA Re U.K., see Note P of the Consolidated Financial Statements included under Item 8 for further discussion of the sale.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

	Consolidated Property and Casualty Operations

	2002	2001	2000
As of and for the years ended December 31
(In millions)
Deferred acquisition costs	$1,257	$1,103
Reserves for unpaid claim and claim adjustment expenses	25,648	29,551
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 7.5%)	2,440	2,456
Unearned premiums	4,813	4,495
Net written premiums	8,677	8,014	$8,640
Net earned premiums	8,461	7,598	8,847
Net investment income	1,453	1,261	1,740
Incurred claim and claim adjustment expenses related to current year	6,722	7,192	6,332
Incurred claim and claim adjustment expenses related to prior years	52	2,466	427
Amortization of deferred acquisition costs	1,660	1,748	1,729
Paid claim and claim adjustment expenses	8,218	10,852	8,434

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of
CNA Financial Corporation

We have audited the consolidated financial statements of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the Company) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 19, 2003, which report includes explanatory paragraphs as to the restatement described in Note T to the consolidated financial statements and certain accounting changes described in Note A to the consolidated financial statements; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of CNA Financial Corporation and subsidiaries, listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Chicago, Illinois
March 19, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: March 24, 2003	By	/s/ Stephen W. Lilienthal

Stephen W. Lilienthal
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Robert V. Deutsch

Robert V. Deutsch
Executive Vice President and
Chief Financial Officer (Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 24, 2003	By	/s/ Antoinette Cook Bush

(Antoinette Cook Bush, Director)

Dated: March 24, 2003	By	/s/ Walter L. Harris

(Walter L. Harris, Director)

Dated: March 24, 2003	By	/s/ Bernard L. Hengesbaugh

(Bernard L. Hengesbaugh, Chairman of the Board and Director)

Dated: March 24, 2003	By	/s/ Stephen W. Lilienthal

(Stephen W. Lilienthal, Chief Executive Officer and Director)

Dated: March 24, 2003	By	/s/ Edward J. Noha

(Edward J. Noha, Chairman (Emeritus) of the Board and Director)

Dated: March 24, 2003	By	/s/ Don M. Randel

(Don M. Randel, Director)

Dated: March 24, 2003	By	/s/ Joseph Rosenberg

(Joseph Rosenberg, Director)

Dated: March 24, 2003	By	/s/ James S. Tisch

(James S. Tisch, Director)

Dated: March 24, 2003	By	/s/ Laurence A. Tisch

(Laurence A. Tisch, Director)

Dated: March 24, 2003	By	/s/ Preston R. Tisch

(Preston R. Tisch, Director)

Dated: March 24, 2003	By	/s/ Marvin Zonis

(Marvin Zonis, Director)

CERTIFICATIONS

I, Stephen W. Lilienthal, certify that:

1.	I have reviewed this annual report on Form 10-K of CNA Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 24, 2003	By	/s/ Stephen W. Lilienthal

Stephen W. Lilienthal
Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

I, Robert V. Deutsch, certify that:

1.	I have reviewed this annual report on Form 10-K of CNA Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 24, 2003	By	/s/ Robert V. Deutsch

Robert V. Deutsch
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)