Form 10-Q
period 2003-03-31
CNA FINANCIAL CORP
filed 2003-05-09
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ✓]  No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  [✓]  No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2003

Common Stock, Par value $2.50	223,608,868

CNA FINANCIAL CORPORATION
INDEX

CNA FINANCIAL CORPORATION
INDEX

CNA FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS(UNAUDITED)

	March 31,	December 31,
(In millions, except share data)	2003	2002

Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $26,867 and $25,533)	$27,971	$26,275
Equity securities available-for-sale, at fair value (cost of $442 and $519)	553	666
Mortgage loans and real estate (less accumulated depreciation of $56 and $55)	56	57
Policy loans	178	180
Limited partnership investments	1,069	1,060
Other invested assets	32	47
Short-term investments, cost approximates fair value	5,354	7,008

Total investments	35,213	35,293
Cash	166	126
Reinsurance receivables (less allowance for doubtful accounts of $199 and $196)	12,732	12,500
Insurance receivables (less allowance for doubtful accounts of $159 and $156)	3,146	3,007
Accrued investment income	347	300
Receivables for securities sold	1,671	455
Deferred acquisition costs	2,597	2,551
Prepaid reinsurance premiums	1,462	1,345
Federal income taxes recoverable (includes $59 and $0 due from Loews Corporation)	47	—
Deferred income taxes	573	723
Property and equipment at cost (less accumulated depreciation of $788 and $771)	363	369
Goodwill and other intangible assets	174	174
Other assets	1,773	1,785
Separate account business	3,240	3,103

Total assets	$63,504	$61,731

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$27,446	$27,370
Unearned premiums	5,115	4,820
Future policy benefits	7,576	7,409
Policyholders’ funds	568	580
Collateral on loaned securities and derivatives	419	552
Payables for securities purchased	1,590	464
Participating policyholders’ funds	120	119
Short term debt	291	420
Long term debt	1,872	1,872
Reinsurance balances payable	2,791	2,763
Federal income taxes payable (includes $0 and $13 due to Loews Corporation)	—	29
Other liabilities	2,516	2,573
Separate account business	3,240	3,103

Total liabilities	53,544	52,074

Commitments and contingencies (Notes F, G, I, J, N and O)
Minority interest	254	256
Stockholders’ equity:
Preferred stock (Series H, no par value; $100,000 stated value; 12,500,000 shares authorized; 7,500 shares issued and outstanding, held by Loews Corporation)	750	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 225,850,270 shares issued; and 223,608,868 shares outstanding)	565	565
Additional paid-in capital	1,031	1,031
Retained earnings	6,676	6,593
Accumulated other comprehensive income	827	604
Treasury stock (2,241,402 shares), at cost	(70)	(70)

	9,779	9,473
Notes receivable for the issuance of common stock	(73)	(72)

Total stockholders’ equity	9,706	9,401

Total liabilities and stockholders’ equity	$63,504	$61,731

The accompanying Notes are an integral part of these Condensed Consolidated Financial
Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ended March 31
(In millions, except per share data)	2003	2002

		Restated (a)
Revenues
Net earned premiums	$2,381	$2,837
Net investment income	432	426
Realized investment (losses) gains, net of participating policyholders’ and minority interests	(76)	1
Other revenues	108	182

Total revenues	2,845	3,446

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,870	2,310
Amortization of deferred acquisition costs	458	440
Other operating expenses	379	491
Interest	34	37

Total claims, benefits and expenses	2,741	3,278

Income from continuing operations before income tax and minority interest	104	168
Income tax expense	(18)	(51)
Minority interest	(3)	(5)

Income from continuing operations	83	112
Loss from discontinued operations, net of tax of $9	—	(35)

Income before cumulative effect of a change in accounting principle	83	77
Cumulative effect of a change in accounting principle, net of tax of $7	—	(57)

Net income	$83	$20

Basic and Diluted Earnings Per Share
Income from continuing operations	$0.30	$0.51
Loss from discontinued operations, net of tax	—	(0.16)

Income before cumulative effect of a change in accounting principle	0.30	0.35
Cumulative effect of a change in accounting principle, net of tax	—	(0.26)

Basic and diluted earnings per share available to common stockholders	$0.30	$0.09

Weighted average outstanding common stock and common stock equivalents	223.6	223.6

(a)	See Note Q.

The accompanying Notes are an integral part of these Condensed Consolidated Financial
Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31
(In millions)	2003	2002

		Restated (a)
Cash Flows from Operating Activities
Net income	$83	$20
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	57
Minority interest	3	5
Loss on disposal of property and equipment	12	7
Deferred income tax provision	12	22
Realized investment losses (gains), net of participating policyholders’ and minority interest	76	(1)
Realized loss on disposition of discontinued operations, net of tax	—	37
Equity method income	(26)	(8)
Amortization of bond discount	(21)	(18)
Depreciation	24	24
Changes in:
Receivables, net	(371)	(153)
Deferred acquisition costs	(57)	(39)
Accrued investment income	(47)	15
Federal income taxes (recoverable) payable	(75)	115
Prepaid reinsurance premiums	(117)	(326)
Reinsurance balances payable	28	159
Insurance reserves	528	181
Other, net	(7)	(175)

Total adjustments	(38)	(98)

Net cash flows provided (used) by operating activities	$45	$(78)

Cash Flows from Investing Activities
Purchases of fixed maturity securities	(17,802)	(14,303)
Proceeds from fixed maturity securities:
Sales	15,492	13,064
Maturities, calls and redemptions	958	636
Purchases of equity securities	(71)	(233)
Proceeds from sales of equity securities	61	285
Change in short-term investments	1,668	532
Change in collateral on loaned securities and derivatives	(133)	48
Change in other investments	4	(33)
Purchases of property and equipment	(31)	(25)
Dispositions	—	71
Other, net	(14)	(7)

Net cash flows provided by investing activities	$132	$35

Net Cash Flows from Financing Activities
Principal payments on debt	(129)	—
Return of policyholder account balances on investment contracts	(7)	(13)
Other	(1)	8

Net cash flows used by financing activities	(137)	(5)

Net change in cash and cash equivalents	40	(48)
Cash and cash equivalents, beginning of period	126	142

Cash and cash equivalents, end of period	$166	$94

Supplemental Disclosures of Cash Flow Information:
Cash paid:
Interest	$19	$22
Federal income taxes	63	90
Non-cash transactions:
Notes receivable for the issuance of common stock	1	1

(a)	See Note Q.

The accompanying Notes are an integral part of these Condensed Consolidated Financial
Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A. Basis of Presentation

The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries, which include property and casualty insurance companies (principally Continental Casualty Company (CCC) and The Continental Insurance Company (CIC)) and life and group insurance companies (principally Continental Assurance Company (CAC), Valley Forge Life Insurance Company (VFL) and CNA Group Life Assurance Company (CNAGLA)), collectively CNA or the Company. As of March 31, 2003, Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF.

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in CNAF’s Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2002.

The interim financial data as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.

As a result of a routine review of the Company’s periodic filings by the Division of Corporation Finance of the SEC, the Company has restated its results of operations for the three months ended March 31, 2002. The restated financial statements reflect an adjustment to the Company’s historical accounting for its investment in life settlement contracts and the related revenue recognition. See Note Q for further discussion.

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

During 2002, the Company completed its initial goodwill impairment testing and recorded a $64 million pretax, or $57 million after-tax, impairment charge. In accordance with SFAS 142, the impairment charge, which primarily consisted of a $51 million pretax, or $48 million after-tax, charge in Specialty Lines, a $12 million pretax, or $8 million after-tax, charge in Life Operations,

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

and a $1 million pretax, or $1 million after-tax, charge in Corporate and Other, was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests.

Any future impairment losses incurred will be reported in results of operations. Goodwill of $154 million as of March 31, 2003 and December 31, 2002 represents the excess of purchase price over fair value of the net assets of acquired entities. Other intangible assets were $20 million as of March 31, 2003 and December 31, 2002.

In November of 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements of Financial Accounting Standards No. 5, 57, and 107 and rescission of FASB Interpretation No. 34) (FIN 45). FIN 45 clarifies the requirements of FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5) relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 provides for additional disclosure requirements related to guarantees, which were effective for financial periods ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 during the fourth quarter of 2002. Additionally, FIN 45 outlines provisions for initial recognition and measurement of the liability incurred in providing a guarantee. The Company adopted the initial recognition and measurement requirements for all guarantees as of January 1, 2003. The initial adoption for the recognition and measurement requirements of FIN 45 did not have a significant impact on the results of operations or equity of the Company.

In December of 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. CNA has adopted the disclosure provisions of this standard for all annual and interim financial statements. The Company has determined that it will not adopt the fair value based method of accounting for stock-based employee compensation in 2003.

The Company applies Accounting Policy Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its stock-based compensation plan. Under the recognition and measurement principles of APB 25, no stock-based compensation cost has been recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date.

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation under the Company’s stock-based compensation plans is illustrated in Note C.

In April of 2003 the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently in the process of evaluating the impact SFAS 149 may have on its Condensed Consolidated Financial Statements.

Note C. Earnings Per Share

The computation of earnings per share was as follows.

Earnings Per Share

Three Months Ended March 31
(In millions, except per share amounts)	2003	2002

Income from continuing operations	$83	$112
Less: preferred stock dividend (accumulated but undeclared)	(15)	—

Income from continuing operations available to common stockholders	68	112
Loss from discontinued operations, net of tax	—	(35)
Cumulative effect of a change in accounting principle, net of tax	—	(57)

Net income available to common stockholders	$68	$20

Weighted average outstanding common stock and common stock equivalents	223.6	223.6
Effect of dilutive securities, employee stock options	—	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	223.6	223.6

Basic and diluted earnings per share available to common stockholders	$0.30	$0.09

The following table illustrates the pro forma effect on net income and earnings per share, had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation under the Company’s stock-based compensation plans.

Pro Forma Effect of SFAS 123 on Net Income and Earnings Per Share

Three Months Ended March 31
(In millions, except per share amounts)	2003	2002

Net income	$83	$20
Less: Total stock-based compensation cost determined under the fair value method, net of tax	—	—

Pro forma net income	$83	$20

Basic and diluted earnings per share	$0.30	$0.09

Basic and diluted earnings per share, pro forma	$0.30	$0.09

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note D. Investments

The significant components of net investment income are presented in the following table.

Net Investment Income

Three months ended March 31
(In millions)	2003	2002

Fixed maturity securities	$420	$447
Short term investments	20	16
Limited partnerships	23	7
Equity securities	5	7
Interest on funds withheld and other deposits	(47)	(58)
Other	25	21

Gross investment income	446	440
Investment expense	(14)	(14)

Net investment income	$432	$426

The components of net realized investment (losses) gains are presented in the following table.

Net Realized Investment (Losses) Gains

Three months ended March 31
(In millions)	2003	2002

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$38	$5
Corporate and other taxable bonds	(118)	9
Tax-exempt bonds	19	2
Asset-backed bonds	18	9
Redeemable preferred stock	(5)	(14)

Total fixed maturity securities	(48)	11
Equity securities	—	7
Derivative securities	(22)	(21)
Other invested assets	(9)	4

Total realized investment (losses) gains	(79)	1
Allocated to participating policyholders’ and minority interest	3	—
Income tax benefit	27	1

Net realized investment (losses) gains	$(49)	$2

Realized investment losses included $255 million and $18 million of pretax impairment losses for the three months ended March 31, 2003 and 2002. The impairment losses recorded for the three months ended March 31, 2003 were primarily for securities in certain market sectors, including the airline, healthcare and energy industries. For the three months ended March 31, 2002, the impairment losses recorded related primarily to the credit deterioration of a specific equity holding.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note E. Derivative Financial Instruments

A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. Derivatives include, but are not limited to, the following types of financial instruments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards, commitments to purchase securities, and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument and accounted for in accordance with SFAS 133 when the embedded derivative is not clearly and closely related to the host instrument. In addition, non-investment instruments, including certain types of insurance contracts, mainly collateralized debt obligation products (CDOs) and synthetic guaranteed investment contracts (synthetic GICs) that have historically not been considered derivatives, may be derivatives or contain embedded derivatives under SFAS 133.

A summary of the recognized (losses) gains related to derivative financial instruments follows.

Derivative Financial Instruments Recognized (Losses) Gains

For the three months ended March 31
(In millions)	2003	2002

General account
Swaps	$—	$(1)
Forwards	—	3
Commitments to purchase government and municipal securities	(11)	(14)
Equity warrants	—	(1)
Collateralized debt obligation liabilities	(11)	(8)
Options embedded in convertible debt securities	(34)	(16)

Total	$(56)	$(37)

Separate accounts
Futures purchased	$(37)	$(2)
Options purchased	—	(1)
Options written	1	1

Total	$(36)	$(2)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows.

Derivative Financial Instruments

	Contractual/
March 31, 2003	Notional
(In millions)	Amount	Asset	(Liability)

General account
Swaps	$596	$—	$(1)
Interest rate caps	500	—	—
Futures sold, not yet purchased	14	—	—
Forwards	9	—	—
Commitments to purchase government and municipal securities	1,125	3	—
Equity warrants	15	—	—
Collateralized debt obligation liabilities	125	—	(24)
Options purchased	5	—	—
Synthetic guaranteed investment contracts	371	—	—
Options embedded in convertible debt securities	936	144	—

Total	$3,696	$147	$(25)

Separate accounts
Futures purchased	$743	$—	$(14)
Futures sold, not yet purchased	10	—	—
Options purchased	31	—	—
Options written	64	—	(1)

Total	$848	$—	$(15)

Derivative Financial Instruments

	Contractual/
December 31, 2002	Notional
(In millions)	Amount	Asset	(Liability)

General account
Swaps	$553	$—	$—
Interest rate caps	500	—	—
Futures sold, not yet purchased	14	—	—
Forwards	9	—	—
Commitments to purchase government and municipal securities	1,289	14	—
Equity warrants	10	8	—
Collateralized debt obligation liabilities	126	—	(14)
Options purchased	6	—	—
Synthetic guaranteed investment contracts	481	—	—
Options embedded in convertible debt securities	843	130	—

Total	$3,831	$152	$(14)

Separate accounts
Futures purchased	$614	$1	$—
Futures sold, not yet purchased	10	—	—
Commitments to purchase government and municipal securities	11	—	—
Options purchased	33	—	—
Options written	51	—	(1)

Total	$719	$1	$(1)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Options embedded in convertible debt securities are classified as fixed maturity securities in the Condensed Consolidated Balance Sheets, consistent with the host instruments.

Fair Value Hedges

The Company’s hedging activities primarily involve hedging interest rate and foreign currency risks on various assets and liabilities. For the three months ended March 31, 2003, there was no ineffective portion of fair value hedges that resulted in realized gains or losses. The ineffective portion of fair value hedges resulted in realized losses of $1 million for the three months ended March 31, 2002.

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

CNA has established reserves for its estimated exposure under the IGI Program, other than that derived from John Hancock, and an estimate for recoverables from retrocessionaires. CNA has

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

not established any reserve for any exposure derived from John Hancock because, as indicated, CNA believes the contract will be rescinded.

The Company is pursuing a number of loss mitigation strategies with respect to the entire IGI Program. Although the results of these various actions to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty due to the complexities described above. As a result of these uncertainties, the results of operations in future periods may be adversely affected by potentially significant reserve additions. Management does not believe that any such reserve additions would be material to the equity of the Company, although results of operations may be adversely affected. The Company’s position in relation to the IGI Program was unaffected by the sale of CNA Re Ltd. in 2002.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

materially affect the equity of the Company, although results of operations may be adversely affected.

Other Litigation

CNA and its subsidiaries are also parties to other litigation arising in the ordinary course of business. Based on the facts and circumstances currently known, such other litigation will not, in the opinion of management, materially affect the results of operations or equity of CNA. See Note G for discussion of other pending litigation and claims related to environmental pollution, asbestos and mass tort cases.

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

Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as workers compensation, general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined.

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

The following table provides data related to CNA’s environmental pollution and mass tort and asbestos claim and claim adjustment expense reserves.

Environmental Pollution and Mass Tort and Asbestos

	March 31, 2003		December 31, 2002

	Environmental		Environmental
	Pollution		Pollution
	and Mass		and Mass
(In millions)	Tort	Asbestos	Tort	Asbestos

Gross reserves	$811	$1,719	$830	$1,758
Ceded reserves	(319)	(527)	(313)	(527)

Net reserves	$492	$1,192	$517	$1,231

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

A number of proposals to reform Superfund have been made by various parties. However no reforms were enacted by Congress during 2002 or during the first three months of 2003, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

The Company’s ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by the Company post 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

As of March 31, 2003 and December 31, 2002, CNA carried approximately $492 million and $517 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the three months ended March 31, 2003 and 2002. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $25 million and $33 million for the three months ended March 31, 2003 and 2002.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment.

As of March 31, 2003 and December 31, 2002, CNA carried approximately $1,192 million and $1,231 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2003 and 2002. The Company paid asbestos-related claims, net of reinsurance, of $39 million for the three months ended March 31, 2003 and had net reinsurance recoveries of $20 million for the three months ended March 31, 2002.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA’s ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented, CNA’s abilities to recover reinsurance, future court decisions and the possibility of legislative reform. Another of these variables is the possible creation of a national privately financed trust, which if established and approved through federal legislation, could replace litigation of asbestos claims with payments to claimants from the trust. It is uncertain at the present time whether such a trust will be created or, if it is, what will be the terms and conditions of its establishment. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA’s results of operations or equity.

The results of operations or equity of CNA in future years may be adversely affected by environmental pollution and mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as necessary.

Other Reserves

Net unfavorable prior year development of $31 million, including $97 million of unfavorable claim and claim adjustment expense reserve development and $66 million of favorable premium development, was recorded for the three months ended March 31, 2003. The net unfavorable prior year reserve development not associated with the favorable premium development was recorded principally in Standard Lines.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Unfavorable net prior year reserve development of approximately $47 million was recorded related to certain programs written in Excess & Surplus (E&S). One E&S program, covering facilities that provide services to developmentally disabled individuals, accounted for approximately $10 million of the unfavorable prior year reserve development. The reserve development was due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during the first quarter of 2003, with most of the reserve development from accident years 1999 and 2000. Another E&S program, which accounts for approximately $25 million of E&S reserve development, covers tow truck and ambulance operators in the 2000 and 2001 accident years. The Company expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, the Company ceased writing business under this program. Approximately $12 million of unfavorable prior year reserve development was recorded during 2003 related to a specific large loss.

Partially offsetting the unfavorable reserve development in E&S was favorable prior year reserve development recorded in property lines during 2003. The favorable reserve development was principally from accident years 2001 and 2002 and was the result of the low number of large losses in recent years.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $47 million and $58 million for the three months ended March 31, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,550 million and $2,766 million at March 31, 2003 and December 31, 2002.

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

The Company has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. One of the Company’s principal credit exposures from these recent events arise from reinsurance receivables from Gerling Global (Gerling).

In March of 2003, Gerling informed the Company that, under Gerling’s interpretation of three treaties relating to CNA HealthPro, the Company was required to transfer approximately $205 million of funds withheld balances to a trust established by Gerling for the Company’s benefit or the treaties would be commuted. In April of 2003, Gerling advised the Company that it deems these treaties to be commuted as of April 7, 2003. CNA, in turn, advised Gerling that it disputes the commutation and regards the reinsurance treaties as remaining in effect. The Company has begun discussions with Gerling with respect to resolving the dispute concerning these treaties, as well as a possible commutation of all other reinsurance arrangements between CNA and Gerling.

Life premiums are primarily from long duration contracts and property and casualty premiums and accident and health premiums are primarily from short duration contracts.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

Three months ended March 31
(In millions)	Direct	Assumed	Ceded	Net

2003
Property-casualty	$2,638	$161	$981	$1,818
Accident and health	389	37	24	402
Life	258	5	102	161

Total earned premiums	$3,285	$203	$1,107	$2,381

2002
Property-casualty	$2,440	$237	$1,015	$1,662
Accident and health	973	19	(12)	1,004
Life	263	21	113	171

Total earned premiums	$3,676	$277	$1,116	$2,837

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

The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the September 11, 2001 World Trade Center disaster and related events (WTC event), the limit under this section was exhausted. Additionally, as a result of significant reserve additions recorded in 2001, the $500 million limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500 million of aggregate limit on accident years 2000 and 2001 under the first section of the Aggregate Cover. Included in the pretax results of operations for the three months ended March 31, 2003 and 2002 is $13 million of interest charges from the Aggregate Cover.

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $760 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $618 million have been ceded under the CCC Cover through March 31, 2003.

The impact of the CCC Cover on pretax results of operations was as follows:

Impact of CCC Cover on Pretax Results of Operations

For the three months ended March 31
(In millions)	2003	2002

Ceded earned premiums	$—	$(61)
Ceded claim and claim adjustment expense	—	93
Interest charges	(8)	(10)

Pretax (expense) benefit	$(8)	$22

Note I. Debt

Debt is composed of the following obligations.

Debt	March 31,	December 31,
(In millions)	2003	2002

Variable rate debt:
Credit facility – CNAF, due April 30, 2004	$250	$250
Credit facility – CNA Surety, due September 30, 2003	30	30
Term loan – CNA Surety, due through September 30, 2005	30	30
Senior notes:
7.250%, face amount of $128, due March 1, 2003	—	128
6.250%, face amount of $248, due November 15, 2003	248	248
6.500%, face amount of $493, due April 15, 2005	491	491
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	69
6.950%, face amount of $150, due January 15, 2018	148	148
Debenture, 7.250%, face amount of $243, due November 15, 2023	240	240
Capital leases, 8.000%-13.700%, due through December 31, 2011	35	36
Other debt, 1.000%-6.600%, due through 2019	25	25

Total debt	$2,163	$2,292

Short term debt	$291	$420
Long term debt	1,872	1,872

Total debt	$2,163	$2,292

During the first quarter of 2003, The Continental Corporation (Continental) repaid its $128 million, 7.250% Senior Note, due March 1, 2003.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The Company pays a facility fee to the lenders for having funds available for loans under the credit facility maturing April 30, 2004. The fee varies based on the long term debt ratings of the Company. At March 31, 2003 and December 31, 2002, the facility fee was 17.5 basis points.

The Company pays interest on any outstanding debt/borrowings under the facility based on a rate determined using the long term debt ratings of the Company. The interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 57.5 basis points. Further, if the Company has outstanding loans greater than 50% of the amounts available under the facility, the Company also will pay a utilization fee of 12.5 basis points on such loans. At March 31, 2003 and December 31, 2002, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.3%.

A Moody’s Investors Service downgrade of the CNAF senior debt rating from Baa2 to Baa3 would increase the facility fee from 17.5 basis points to 25.0 basis points. The applicable interest rate would increase from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee would remain unchanged on the facility at 12.5 basis points.

The terms of CNAF’s credit agreement requires the Company to maintain certain financial ratios and combined property and casualty company statutory surplus levels. At March 31, 2003 and December 31, 2002, CNAF was in compliance with all restrictive debt covenants.

CNA Surety Corporation (CNA Surety), a 64% owned and consolidated subsidiary of CNA, pays interest on any outstanding borrowings under its credit agreement based on an applicable margin determined by the amount of leverage of the company. The current interest rate on any borrowings under the facility is LIBOR plus 45.0 basis points. In addition, CNA Surety pays a facility fee that is currently 12.5 basis points. If the utilization of the credit facility is greater than 50% of the amount available under the facility, an additional fee of 5.0 basis points will be incurred. Effective January 30, 2003, CNA Surety entered into an interest rate swap on the term loan portion of its credit agreement that fixed the interest rate at 2.75%. At March 31, 2003 and December 31, 2002, the weighted-average interest rate on the $60 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.4% and 2.0%. At March 31, 2003 and December 31, 2002, CNA Surety was in compliance with all restrictive debt covenants.

Note J. Commitments and Contingencies

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of March 31, 2003 and December 31, 2002 there were approximately $187 million and $222 million of outstanding letters of credit.

The Company has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. The Company would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30 million at March 31, 2003.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The Company is obligated to make future payments totaling $357 million for non-cancelable operating leases expiring from 2003 through 2058 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $62 million in 2003; $60 million in 2004; $53 million in 2005; $43 million in 2006; and $139 million in 2007 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $24 million. Estimated future minimum purchases under these contracts are as follows: $13 million in 2003; $9 million in 2004; and $2 million in 2005.

The Company has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees is approximately $7 million at March 31, 2003.

The Company holds an investment in a real estate joint venture that is accounted for on the equity basis of accounting. In the normal course of business, CNA on a joint and several basis with other unrelated insurance company shareholders has committed to continue funding the operating deficits of this joint venture. Additionally, CNA and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016.

The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at March 31, 2003 that the Company could be required to pay under this guarantee is approximately $333 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

The Company has recorded a liability of approximately $10 million as of March 31, 2003 and December 31, 2002 for its share of estimated future operating deficits of this joint venture through 2016.

The Company has a commitment to purchase up to a $100 million floating rate note issued by the California Earthquake Authority in the event of an earthquake during calendar year 2003 that results in California earthquake related losses greater than $4.2 billion.

CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2003. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company has a right to any and all shares of common stock

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7 million at March 31, 2003.

As of March 31, 2003 and December 31, 2002, the Company had committed approximately $111 million and $141 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

In the normal course of investing activities, CCC had committed approximately $51 million as of March 31, 2003 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

Note K. Comprehensive Income

Comprehensive income is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)

Three months ended March 31
(In millions)	2003	2002

Net income	$83	$20

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains (losses) arising during the period	208	(438)
Net unrealized gains/losses at beginning of period included in realized gains during the period	116	(8)

Net change in unrealized gains/losses on general account investments	324	(446)
Net change in unrealized gains/losses on separate accounts and other	16	(22)
Foreign currency translation adjustment	11	13
Allocation to participating policyholders’ and minority interests	—	5

Other comprehensive income (loss), before tax	351	(450)
Deferred income tax (expense) benefit related to other comprehensive income (loss)	(128)	189

Other comprehensive income (loss), net of tax	223	(261)

Total comprehensive income (loss)	$306	$(241)

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

During 2002, CNA underwent management changes and strategic realignment. These events have changed the way CNA manages its operations and makes business decisions and,

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

therefore, necessitated a change in the Company’s reportable segments. The financial results for the segment changes are reflected in the following tables in this note.

The Corporate and Other segment is principally comprised of losses and expenses related to the centralized adjusting and settlement of APMT claims, certain run-off insurance and non-insurance operations and other operations including interest expense on corporate borrowings.

The Company manages most of its assets on a legal entity basis, while segment operations are conducted across legal entities. As such, only receivables, insurance reserves and deferred acquisition costs are readily identifiable by individual segment. Distinct investment portfolios are not maintained for each segment; accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and realized investment gains or losses are allocated primarily based on each segment’s net carried insurance reserves, as adjusted.

All significant intrasegment income and expense has been eliminated. Standard Lines’ other revenues and expenses include revenues for services provided by RSKCoSM to other units within the Standard Lines segment that are eliminated at the consolidated level. Intrasegment revenue and expenses eliminated at the consolidated level were approximately $30 million and $36 million for the three months ended March 31, 2003 and 2002.

Income taxes have been allocated on the basis of the taxable income of the segments.

In the following two tables, the caption “net operating income (loss)” is used by the Company as an operating measure of segment performance. This non-GAAP measure is presented to provide information used by management to monitor its operating performance. Net operating income (loss) excludes the after-tax effects of net realized investment gains or losses, gains or losses from discontinued operations and any cumulative effects of changes in accounting principles, which are included in net income. Management excludes after-tax net realized investment gains or losses from net operating income (loss) because net realized investment gains or losses related to the Company’s available-for-sale investment portfolio are largely discretionary, except for losses related to other-than-temporary impairments, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations. The Company believes that net operating income (loss) is a meaningful measure of operating performance for insurance companies.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the three months ended
March 31, 2003	Standard	Specialty		Group
(In millions)	Lines	Lines	CNA Re	Operations

Net earned premiums	$1,039	$624	$153	$315
Net investment income	110	70	24	63
Other revenues	71	20	1	18

Total operating revenues	1,220	714	178	396
Claims, benefits and expenses	1,179	647	142	367

Operating income (loss) from continuing operations before income tax and minority interest	41	67	36	29
Income tax (expense) benefit on operating income	(6)	(18)	(11)	(10)
Minority interest	—	(3)	—	—

Net operating income (loss) from continuing operations	35	46	25	19
Realized investment gains (losses), net of participating policyholders’ and minority interest	13	(13)	9	(52)
Income tax (expense) benefit on realized investment gains (losses)	(5)	2	—	18

Net income (loss)	$43	$35	$34	$(15)

As of March 31, 2003 (In millions)
Reinsurance and insurance receivables, net	$7,187	$3,228	$1,213	$286
Insurance reserves:
Claim and claim adjustment expense	$11,408	$5,893	$2,193	$1,436
Unearned premiums	1,901	1,903	263	12
Future policy benefits	—	—	—	597
Policyholders’ funds	38	3	—	467
Deferred acquisition costs	$429	$330	$57	$110

[Additional columns below]

[Continued from above table, first column(s) repeated]

For the three months ended
March 31, 2003	Life	Corporate	Elimi-
(In millions)	Operations	and Other	nations	Total

Net earned premiums	$256	$21	$(27)	$2,381
Net investment income	131	34	—	432
Other revenues	24	7	(33)	108

Total operating revenues	411	62	(60)	2,921
Claims, benefits and expenses	396	70	(60)	2,741

Operating income (loss) from continuing operations before income tax and minority interest	15	(8)	—	180
Income tax (expense) benefit on operating income	(5)	5	—	(45)
Minority interest	—	—	—	(3)

Net operating income (loss) from continuing operations	10	(3)	—	132
Realized investment gains (losses), net of participating policyholders’ and minority interest	(51)	18	—	(76)
Income tax (expense) benefit on realized investment gains (losses)	18	(6)	—	27

Net income (loss)	$(23)	$9	$—	$83

As of March 31, 2003 (In millions)
Reinsurance and insurance receivables, net	$947	$3,017	$—	$15,878
Insurance reserves:
Claim and claim adjustment expense	$1,431	$5,085	$—	$27,446
Unearned premiums	156	891	(11)	5,115
Future policy benefits	6,645	334	—	7,576
Policyholders’ funds	63	(3)	—	568
Deferred acquisition costs	$1,671	$—	$—	$2,597

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the three months ended
March 31, 2002	Standard	Specialty		Group
(In millions)	Lines	Lines	CNA Re	Operations

Net earned premiums	$1,016	$508	$137	$905
Net investment income	103	60	33	61
Other revenues	83	54	1	19

Total operating revenues	1,202	622	171	985
Claims, benefits and expenses	1,196	559	112	958

Operating income (loss) from continuing operations before income tax and minority interest	6	63	59	27
Income tax benefit (expense) on operating income	4	(24)	(19)	(9)
Minority interest	—	(5)	—	—

Net operating income (loss) from continuing operations	10	34	40	18
Realized investment gains (losses), net of participating policyholders’ and minority interest	7	(5)	9	10
Income tax (expense) benefit on realized investment gains (losses)	(2)	1	(1)	(4)
Loss from discontinued operations, net of tax of $9	—	—	—	—
Cumulative effect of a change in accounting principle, net of tax of $7	—	(48)	—	—

Net income (loss)	$15	$(18)	$48	$24

As of December 31, 2002 (In millions)
Reinsurance and insurance receivables, net	$6,987	$3,214	$1,170	$275
Insurance reserves:
Claim and claim adjustment expense	$11,576	$5,874	$2,264	$1,400
Unearned premiums	1,811	1,763	195	7
Future policy benefits	—	—	—	571
Policyholders’ funds	47	3	—	470

[Additional columns below]

[Continued from above table, first column(s) repeated]

For the three months ended
March 31, 2002	Life	Corporate	Elimi-
(In millions)	Operations	and Other	nations	Total

Net earned premiums	$240	$37	$(6)	$2,837
Net investment income	134	35	—	426
Other revenues	30	35	(40)	182

Total operating revenues	404	107	(46)	3,445
Claims, benefits and expenses	356	143	(46)	3,278

Operating income (loss) from continuing operations before income tax and minority interest	48	(36)	—	167
Income tax benefit (expense) on operating income	(17)	13	—	(52)
Minority interest	—	—	—	(5)

Net operating income (loss) from continuing operations	31	(23)	—	110
Realized investment gains (losses), net of participating policyholders’ and minority interest	11	(31)	—	1
Income tax (expense) benefit on realized investment gains (losses)	(3)	10	—	1
Loss from discontinued operations, net of tax of $9	(35)	—	—	(35)
Cumulative effect of a change in accounting principle, net of tax of $7	(8)	(1)	—	(57)

Net income (loss)	$(4)	$(45)	$—	$20

As of December 31, 2002 (In millions)
Reinsurance and insurance receivables, net	$954	$2,907	$—	$15,507
Insurance reserves:
Claim and claim adjustment expense	$1,409	$4,847	—	$27,370
Unearned premiums	149	908	(13)	4,820
Future policy benefits	6,503	335	—	7,409
Policyholders’ funds	63	(3)	—	580

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

As of December 31, 2002	Standard	Specialty		Group
(In millions)	Lines	Lines	CNA Re	Operations

Deferred acquisition costs	$421	$319	$47	$107

[Additional columns below]

[Continued from above table, first column(s) repeated]

As of December 31, 2002	Life	Corporate	Elimi-
(In millions)	Operations	and Other	nations	Total

Deferred acquisition costs	$1,657	$—	$—	$2,551

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The following table provides revenue by line of business for each reportable segment.

Revenue by Line of Business

Three months ended March 31
(In millions)	2003	2002

Standard Lines
Property and Casualty	$763	$811
Excess & Surplus	470	398

Standard Lines revenue	1,233	1,209

Specialty Lines
Professional Liability Insurance (CNA Pro)	354	243
CNA Global	206	221
CNA Guaranty & Credit	(2)	1
Surety	80	79
Warranty	63	73

Specialty Lines revenue	701	617

CNA Re	187	180

Group Operations
Group Benefits	339	337
Institutional Markets & Other	5	42
Federal Markets	—	616

Group Operations revenue	344	995

Life Operations revenue	360	415

Corporate and Other revenue	80	76

Intersegment eliminations	(60)	(46)

Total revenue	$2,845	$3,446

Note M. Restructuring

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

of an integrated technology roadmap that included common architecture and platform standards that directly support the Company’s strategies.

No restructuring and other related charges related to the IT Plan were incurred for the three months ended March 31, 2003 and 2002. Employee termination and related benefit payments will continue through 2004 due to employment contract obligations. The following table summarizes the remaining IT Plan accrual at March 31, 2003 and the activity in that accrual since inception.

IT Plan Accrual

	Employee
	Termination	Impaired
	and Related	Asset	Other
(In millions)	Benefit Costs	Charges	Costs	Total

IT Plan Initial Accrual	$29	$32	$1	$62
Costs that did not require cash in 2001	—	(32)	—	(32)
Payments charged against liability in 2001	(19)	—	—	(19)

Accrued costs at December 31, 2001	10	—	1	11
Payments charged against liability in 2002	(2)	—	—	(2)
Reduction of accrual	(3)	—	(1)	(4)

Accrued costs at December 31, 2002	5	—	—	5
Payments charged against liability in 2003	—	—	—	—

Accrued costs at March 31, 2003	$5	$—	$—	$5

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

No restructuring and other related charges related to the 2001 Plan were incurred for the three months ended March 31, 2003 and 2002. The following table summarizes the remaining 2001 Plan accrual as of March 31, 2003 and the activity in that accrual since inception.

2001 Plan Initial Accrual

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
(In millions)	Benefit Costs	Costs	Charges	Costs	Total

2001 Plan Initial Accrual	$68	$56	$30	$35	$189
Costs that did not require cash	—	—	—	(35)	(35)
Payments charged against liability	(2)	—	—	—	(2)

Accrued costs December 31, 2001	66	56	30	—	152
Costs that did not require cash	(1)	(3)	(9)	—	(13)
Payments charged against liability	(53)	(12)	(4)	—	(69)
Reduction of accrual	(10)	(7)	(15)	—	(32)

Accrued costs December 31, 2002	2	34	2	—	38
Costs that did not require cash	—	—	(1)	—	(1)
Payments charged against liability	(1)	(6)	—	—	(7)

Accrued costs March 31, 2003	$1	$28	$1	$—	$30

Note N. Significant Transactions

National Postal Mail Handlers Union Contract Termination

During the second quarter of 2002, the Company sold Claims Administration Corporation and transferred the National Postal Handlers Union group benefits plan (the Mail Handlers Plan) to First Health Group Corporation. Revenues for the Mail Handlers Plan were $616 million for the three months ended March 31, 2002.

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

Personal Insurance Transaction

CNA entered into a retroactive reinsurance agreement as part of the sale of the Company’s personal insurance business to The Allstate Corporation (Allstate) in 1999. CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1 billion at the date of sale.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

Note O. Related Party Transactions

CNA reimburses Loews, or pays directly to Loews employees, approximately $19 million annually for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA.

CNA and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. For the three months ended March 31, 2003 and 2002, CNA paid to Loews $62 million and CNA received $91 million from Loews related to federal income taxes.

CNA writes, at standard rates, a limited amount of insurance for Loews and its affiliates. The total premiums from Loews and its affiliates are approximately $4 million on an annual basis.

On December 19, 2002, CNAF sold $750 million of a new issue of preferred stock, designated Series H Cumulative Preferred Issue (Preferred Issue), to Loews. The terms of the Preferred Issue were approved by a special committee of independent members of CNAF’s Board of Directors.

CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company stock by certain officers, including executive officers. Interest charged on the principal amount of these stock purchase loans is generally equivalent to the long-term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are secured by the stock purchased and generally have a ten-year term. The outstanding aggregate loan balance was $29 million as of March 31, 2003 and December 31, 2002 for all participants who were then Company officers and directors.

CNA Surety

In March of 2003, CNAF entered into a credit agreement with a large national contractor, which undertakes projects for the construction of government and private facilities, to provide loans to the contractor in a maximum aggregate amount of $86.4 million (the Credit Facility). Of the $86.4 million, $57 million was outstanding at March 31, 2003. The Credit Facility and all related loans will mature in March of 2006. Advances under the Credit Facility bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the Credit Facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates. CNA Surety has provided significant surety bond protection for projects by this contractor through surety

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs.

In March of 2003, CNAF also purchased the contractor’s outstanding bank debt for $16.4 million. The contractor retired the bank debt by paying CNAF $16.4 million, with $11.4 million of the payoff amount being funded under the new Credit Facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor’s benefit that expire between May and August of 2003. Any amounts paid by CNAF to the banks as reimbursements for draws upon the banks’ letters of credit will become obligations of the contractor to CNAF as draws upon the Credit Facility.

Loews has purchased a participation interest in one-third of the loans and commitments under the new Credit Facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the Credit Facility proportionally with CNAF. The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNAF, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards. Any losses arising from bonds issued or assumed by the insurance subsidiaries of CNA Surety to the contractor are excluded from CNA Surety’s $40 million excess of $20 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through December 31, 2002 has been limited to $20 million per bond.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s restructuring efforts are expected to be successful and provide sufficient cash flow for its operations and repayment of its borrowings under the credit facility, the contractor’s failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of the Company’s surety bonds could have a material adverse effect on the Company’s future results of operations. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of corporate aggregate reinsurance treaties, if any, and minority interest could be up to $200 million.

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

There were no reinsurance balances payable under this stop loss contract as of March 31, 2003 and December 31, 2002.

CCC, effective October 1, 2002, has secured replacement excess of loss protection for new and renewal bonds for CNA Surety for per principal exposures that exceed $60 million since October 1, 2002 in two parts – a) $40 million excess of $60 million and b) $50 million excess of $100 million for CNA Surety. This excess of loss protection is necessary primarily to support new and renewal bonds for contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. In consideration for the reinsurance coverage provided by the $40 million excess of $60 million contract, CNA Surety will pay to CCC, on a quarterly basis, a premium equal to $3 million. In consideration for the reinsurance coverage provided by the $50 million excess of $100 million, the insurance subsidiaries of CNA Surety will pay $6 million in premium to CCC.

Note P. Statutory Accounting Practices

CNA’s insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions’ insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations and general administrative rules. The Company’s insurance subsidiaries follow one significant permitted accounting practice at March 31, 2003, related to discounting of certain non-tabular workers compensation claims. The impact of this permitted practice was to increase statutory surplus by approximately $46 million and $56 million at March 31, 2003 and December 31, 2002. This practice was followed by an acquired company, and CNA received permission to eliminate the effect of the permitted practice over a ten-year period, which ends in 2003.

Note Q. Restatement For Life Settlement Contracts

As a result of a routine review of the Company’s periodic filings by the Division of Corporation Finance of the SEC, the Company has revised the historical accounting for its investment in life settlement contracts and the related revenue recognition and has restated its 2002 interim financial information for the three months ended March 31, 2002. The Company has also restated its financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 in its 2002 Form 10-K.

The SEC concluded that FASB Technical Bulletin 85-4 Accounting for Purchases of Life Insurance (FTB 85-4) should have been applied to the Company’s investment in life settlement contracts. Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the policy. Amounts paid to purchase these contracts that are in excess of the cash surrender value, at the date of purchase, are expensed immediately. Periodic maintenance costs, such as premiums, necessary to keep the underlying policy inforce are expensed as incurred and included in other operating expense. Revenue is recognized and included in other revenue in the Condensed Consolidated Statements of Operations when the life insurance policy underlying the life settlement contract matures. The Company’s historical accounting was to record an asset for

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

the amount paid to acquire the life settlement contract along with other direct acquisition costs, and to recognize revenue over the period the contract was held.

The effect of the restatement is as follows:

Restatement

	As Previously	As
Three months ended March 31	Reported	Restated
(In millions, except per share data)	2002	2002

Condensed consolidated statements of operations:
Other revenues	$184	$182
Other operating expenses	492	491
Income tax expense	(51)	(51)
Net income (a)	21	20
Basic and Diluted earnings per share available to common stockholders (a)	$0.09	$0.09

(a)	Amounts previously reported have been revised to reflect the presentation of SFAS 142 as a cumulative effect of a change in accounting principle. See Note B for further discussion.

CNA FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its controlled subsidiaries (collectively CNA or the Company). CNA is one of the largest insurance organizations in the United States and, based on 2002 statutory net written premiums, is the 11th largest property and casualty company and based on 2001 statutory net written premiums, is the 51st largest life insurance company.

Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of March 31, 2003. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1.

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

During 2002, CNA underwent management changes and strategic realignment. These events have changed the way CNA manages its operations and makes business decisions and, therefore, necessitated a change in the Company’s reportable segments. The financial results for the segment changes are reflected throughout the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

As a result of a routine review of the Company’s periodic filings by the Division of Corporation Finance of the Securities and Exchange Commission (SEC), the Company has revised the historical accounting for its investment in life settlement contracts and the related revenue recognition and has restated its 2002 interim financial information for the three months ended March 31, 2002. The Company has also restated its financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 in its 2002 Form 10-K.

The SEC concluded that Financial Accounting Standards Board (FASB) Technical Bulletin 85-4 Accounting for Purchases of Life Insurance (FTB 85-4) should have been applied to the Company’s investment in life settlement contracts. Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the policy. Amounts paid to purchase these contracts that are in excess of the cash surrender value, at the date of purchase, are expensed immediately. Periodic maintenance costs, such as premiums, necessary to keep the underlying policy inforce are expensed as incurred and included in other operating expense. Revenue is recognized and included in other revenue in the Condensed Consolidated Statements of Operations when the life insurance policy underlying the life settlement contract matures. The Company’s historical accounting was to record an asset for the amount paid to acquire the life settlement contract along with other direct acquisition costs, and to recognize revenue over the period the contract was held.

The adjustment related to life settlement contracts reduced both net operating income and net income for the three months ended March 31, 2002 by $1 million. The MD&A gives effect to the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

restatement of the Condensed Consolidated Financial Statements for the three months ended March 31, 2002.

Critical Accounting Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the amounts of revenues and expenses reported during the period. Actual results may differ from those estimates.

CNA’s Condensed Consolidated Financial Statements and accompanying notes have been prepared in accordance with GAAP and have been applied on a consistent basis. CNA continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. In general, management’s estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.

The accounting policies discussed below are considered by management to be critical to an understanding of CNA’s Condensed Consolidated Financial Statements as their application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and have a material adverse impact on the Company’s results of operations or equity.

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

Reinsurance

Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefit reserves and are reported as a receivable in the Condensed Consolidated Balance Sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. The ceding of insurance does not discharge the primary liability of the Company. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. Further information on reinsurance is provided in the Reinsurance section of the MD&A.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Valuation of Investments and Impairment of Securities

The Company’s investment portfolio is subject to market declines below book value that may be other-than-temporary. The Company has an Impairment Committee (the Impairment Committee), which reviews the investment portfolio on a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the period in which the determination occurred. Further information on the Company’s investments is provided in the Investments section of the MD&A.

Results of Operations

The MD&A presents certain non-GAAP measures in order to provide information used by management to monitor its operating performance. Net operating income (loss) excludes the after-tax effects of net realized investment gains or losses, gains or losses from discontinued operations and any cumulative effects of changes in accounting principles, which are included in net income. Management excludes after-tax net realized investment gains or losses from net operating income (loss) because net realized investment gains or losses related to the Company’s available-for-sale investment portfolio are largely discretionary, except for losses related to other-than-temporary impairments, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations. The Company believes that net operating income (loss) is a meaningful measure of operating performance for insurance companies. A reconciliation of net operating income (loss) to net income by segment is provided below.

In addition to net operating income (loss), management monitors other industry non-GAAP measures such as underwriting results in the property and casualty segments and deposits in the life operations and group operations segments. Management believes that the discussion of results in terms of these non-GAAP measures provides a meaningful analysis of the underlying business results of CNA’s insurance subsidiaries.

Underwriting results are net earned premiums less net incurred claims and the cost incurred to settle these claims, acquisition expenses and underwriting expenses. The loss and loss adjustment expense ratio (loss ratio) is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The following table summarizes key components of the results of operations.

Consolidated Operations

Three months ended March 31
(In millions, except per share data)	2003	2002

Operating revenues:
Net earned premiums	$2,381	$2,837
Net investment income	432	426
Other revenues	108	182

Total operating revenues	2,921	3,445
Claims, benefits and expenses	2,741	3,278

Operating income from continuing operations before income tax and minority interest	180	167
Income tax expense	(45)	(52)
Minority interest	(3)	(5)

Net operating income from continuing operations	132	110
Realized investment (losses) gains, net of tax and participating policyholders’ and minority interest	(49)	2

Income from continuing operations	83	112
Loss from discontinued operations, net of tax of $9	—	(35)

Income before cumulative effect of a change in accounting principle	83	77
Cumulative effect of a change in accounting principle, net of tax of $7	—	(57)

Net income	$83	$20

Basic and diluted earnings per common share:
Income from continuing operations	$0.30	$0.51
Loss from discontinued operations, net of tax	—	(0.16)

Income before cumulative effect of a change in accounting principle	0.30	0.35
Cumulative effect of a change in accounting principle, net of tax	—	(0.26)

Basic and diluted earnings per share available to common stockholders	$0.30	$0.09

Weighted average outstanding common stock and common stock equivalents	223.6	223.6

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Throughout the MD&A, business segment results are discussed using Net Operating Income (Loss), which as described above is a non-GAAP measure. The following reconciliation is provided in order to understand the differences between Net Operating Income (Loss) and Net Income (Loss).

Reconciliation of Net Operating Income (Loss) to Net Income (Loss)

Three months ended
March 31, 2003	Standard	Specialty		Group	Life	Corporate
(In millions)	Lines	Lines	CNA Re	Operations	Operations	and Other	Total

Net operating income (loss) from continuing operations	$35	$46	$25	$19	$10	$(3)	$132
Realized investment gains (losses), net of participating policyholders’ and minority interest	13	(13)	9	(52)	(51)	18	(76)
Income tax (expense) benefit on realized investment gains (losses)	(5)	2	—	18	18	(6)	27

Net income (loss)	$43	$35	$34	$(15)	$(23)	$9	$83

Reconciliation of Net Operating Income (Loss) to Net Income (Loss)

Three months ended
March 31, 2002	Standard	Specialty		Group	Life	Corporate
(In millions)	Lines	Lines	CNA Re	Operations	Operations	and Other	Total

Net operating income (loss) from continuing operations	$10	$34	$40	$18	$31	$(23)	$110
Realized investment gains (losses), net of participating policyholders’ and minority interest	7	(5)	9	10	11	(31)	1
Income tax (expense) benefit on realized investment gains (losses)	(2)	1	(1)	(4)	(3)	10	1

Income (loss) from continuing operations	15	30	48	24	39	(44)	112
Loss from discontinued operations, net of tax of $9	—	—	—	—	(35)	—	(35)
Cumulative effect of a change in accounting principle, net of tax of $7	—	(48)	—	—	(8)	(1)	(57)

Net income (loss)	$15	$(18)	$48	$24	$(4)	$(45)	$20

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

In addition, the property and casualty business segment results are also discussed using underwriting gain (loss), which is a non-GAAP measure. The following reconciliation is provided in order to understand the differences between underwriting gain (loss) and Net Income (Loss).

Reconciliation of Underwriting (Loss) Gain to Net Income

Three months ended
March 31, 2003	Standard	Specialty
(In millions)	Lines	Lines	CNA Re

Underwriting (loss) gain	$(80)	$(6)	$11
Net investment income	110	70	24
Other revenues	71	20	1
Other expenses	60	17	—

Pretax operating income	41	67	36
Income tax expense	(6)	(18)	(11)
Minority interest	—	(3)	—

Net operating income from continuing operations	35	46	25
Realized investment gains (losses), net of participating policyholders’ and minority interest	13	(13)	9
Income tax (expense) benefit on realized investment gains (losses)	(5)	2	—

Net income	$43	$35	$34

Reconciliation of Underwriting (Loss) Gain to Net Income (Loss)

Three months ended
March 31, 2002	Standard	Specialty
(In millions)	Lines	Lines	CNA Re

Underwriting (loss) gain	$(109)	$(20)	$25
Net investment income	103	60	33
Other revenues	83	54	1
Other expenses	71	31	—

Pretax operating income	6	63	59
Income tax benefit (expense)	4	(24)	(19)
Minority interest	—	(5)	—

Net operating income from continuing operations	10	34	40
Realized investment gains (losses), net of participating policyholders’ and minority interest	7	(5)	9
Income tax (expense) benefit on realized investment gains (losses)	(2)	1	(1)

Income from continuing operations	15	30	48
Cumulative effect of a change in accounting principle, net of tax of $7	—	(48)	—

Net income (loss)	$15	$(18)	$48

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Net income increased $63 million for the three months ended March 31, 2003 as compared with the same period in 2002. The increase in net income was due primarily to increased net operating income in the property and casualty segments and the absence of a loss from discontinued operations and a cumulative effect of a change in accounting principle, partially offset by decreased net realized investment gains and losses. Net realized investment gains (losses) decreased $51 million, net of tax, for the three months ended March 31, 2003 as compared with the same period in 2002 due primarily to investment related impairment losses for other-than-temporary declines in the market value of fixed maturity and equity securities, partially offset by gains on sales of fixed maturity securities. See the Investments section of the MD&A for further details. The loss from discontinued operations, net of tax, of $35 million for the three months ended March 31, 2002 related to the results of CNA Vida, CNA’s Chilean-based life insurer, which was sold during 2002. Net income for the three months ended March 31, 2002 also includes a charge of $57 million, net of tax, for the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142).

CNA adopted SFAS 142 on January 1, 2002. SFAS 142 changed the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and indefinite-lived intangible assets recorded in past business combinations ceased upon adoption of SFAS 142.

During 2002, the Company completed its initial goodwill impairment testing and recorded a $64 million pretax, or $57 million after-tax, impairment charge. In accordance with SFAS 142, the impairment charge, which primarily consisted of a $51 million pretax, or $48 million after-tax, charge in Specialty Lines, a $12 million pretax, or $8 million after-tax, charge in Life Operations, and a $1 million pretax, or $1 million after-tax, charge in Corporate and Other, was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

Net operating income increased $22 million for the three months ended March 31, 2003 as compared with the same period in 2002. The increase in net operating income was due primarily to improved underwriting results in the property and casualty segments, primarily due to improvements in the current net accident year loss ratios, which was partially offset by decreased net operating results in Life Operations. Net unfavorable prior year development of $31 million, including $97 million of unfavorable claim and claim adjustment expense reserve development and $66 million of favorable premium development, was recorded for the three months ended March 31, 2003. Net unfavorable prior year development of $11 million, including $14 million of unfavorable claim and claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the three months ended March 31, 2002.

Net earned premiums decreased $456 million for the three months ended March 31, 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to the July 1, 2002 transfer of the National Postal Mail Handlers Union group benefits plan (the Mail Handlers Plan) to First Health Corporation. Net earned premiums for the Mail Handlers Plan were $616 million for the three months ended March 31, 2002. This decrease was partially offset by strong rate increases and increased new business in the property and casualty segments.

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

Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $47 million and $58 million for the three months ended March 31, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,550 million and $2,766 million at March 31, 2003 and December 31, 2002.

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

The Company has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. One of the Company’s principal credit exposures from these recent events arise from reinsurance receivables from Gerling Global (Gerling).

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

In March of 2003, Gerling informed the Company that, under Gerling’s interpretation of three treaties relating to CNA HealthPro, the Company was required to transfer approximately $205 million of funds withheld balances to a trust established by Gerling for the Company’s benefit or the treaties would be commuted. In April of 2003, Gerling advised the Company that it deems these treaties to be commuted as of April 7, 2003. CNA, in turn, advised Gerling that it disputes the commutation and regards the reinsurance treaties as remaining in effect. The Company has begun discussions with Gerling with respect to resolving the dispute concerning these treaties, as well as a possible commutation of all other reinsurance arrangements between CNA and Gerling.

If these three CNA HealthPro treaties were commuted as of April 7, 2003, the Company would reduce reinsurance recoverables and the related funds withheld liability, which would result in a non-cash pretax loss of approximately $43 million. Furthermore, the Company estimates that pretax interest expense would be reduced by $10 million over the balance of 2003 and $11 million in 2004.

In certain circumstances, including significant deterioration of a reinsurer’s financial strength ratings, the Company may engage in other commutation discussions with individual reinsurers. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations, including any related to Gerling, could have an adverse material impact on the Company’s results of operations or equity.

The Company has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $199 million and $196 million at March 31, 2003 and December 31, 2002. While the Company believes the allowance for doubtful accounts is adequate based on current collateral and information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on CNA’s results of operations or equity.

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

The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the September 11, 2001 World Trade Center Disaster and related events (WTC event), the limit under this section was exhausted. Additionally, as a result of significant reserve additions recorded in 2001, the $500 million limit on the 1999 accident year under the first section was also fully utilized. No losses have been

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

ceded to the remaining $500 million of aggregate limit on accident years 2000 and 2001 under the first section of the Aggregate Cover. Included in the pretax results of operations for the three months ended March 31, 2003 and 2002, is $13 million of interest charges from the Aggregate Cover.

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $760 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $618 million have been ceded under the CCC Cover through March 31, 2003.

The impact of the CCC Cover on pretax results of operations was as follows:

Impact of CCC Cover on Pretax Results of Operations

Three months ended March 31
(In millions)	2003	2002

Ceded earned premiums	$—	$(61)
Ceded claim and claim adjustment expenses	—	93
Interest charges	(8)	(10)

Pretax (expense) benefit	$(8)	$22

The impact by operating segment of the Aggregate Cover and the CCC Cover on pretax results of operations was as follows:

Impact of Aggregate Cover and CCC Cover on Pretax Results of Operations

Three months ended March 31
(In millions)	2003	2002

Standard Lines	$(13)	$(12)
Specialty Lines	(2)	(2)
CNA Re	(5)	23
Corporate and Other	(1)	—

Pretax (expense) benefit	$(21)	$9

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

No restructuring and other related charges related to the IT Plan were incurred for the three months ended March 31, 2003 and 2002. Employee termination and related benefit payments will continue through 2004 due to employment contract obligations. The following table summarizes the remaining IT Plan accrual at March 31, 2003 and the activity in that accrual since inception.

IT Plan Accrual

	Employee
	Termination	Impaired
	and Related	Asset	Other
(In millions)	Benefit Costs	Charges	Costs	Total

IT Plan Initial Accrual	$29	$32	$1	$62
Costs that did not require cash in 2001	—	(32)	—	(32)
Payments charged against liability in 2001	(19)	—	—	(19)

Accrued costs at December 31, 2001	10	—	1	11
Payments charged against liability in 2002	(2)	—	—	(2)
Reduction of accrual	(3)	—	(1)	(4)

Accrued costs at December 31, 2002	5	—	—	5
Payments charged against liability in 2003	—	—	—	—

Accrued costs at March 31, 2003	$5	$—	$—	$5

The remaining $5 million of the accrual relating to employee termination and related benefit costs is expected to be paid through 2004.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

No restructuring and other related charges related to the 2001 Plan were incurred for the three months ended March 31, 2003 and 2002. The following table summarizes the remaining 2001 Plan accrual as of March 31, 2003 and the activity in that accrual since inception.

2001 Plan Initial Accrual

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
(In millions)	Benefit Costs	Costs	Charges	Costs	Total

2001 Plan Initial Accrual	$68	$56	$30	$35	$189
Costs that did not require cash	—	—	—	(35)	(35)
Payments charged against liability	(2)	—	—	—	(2)

Accrued costs December 31, 2001	66	56	30	—	152
Costs that did not require cash	(1)	(3)	(9)	—	(13)
Payments charged against liability	(53)	(12)	(4)	—	(69)
Reduction of accrual	(10)	(7)	(15)	—	(32)

Accrued costs December 31, 2002	2	34	2	—	38
Costs that did not require cash	—	—	(1)	—	(1)
Payments charged against liability	(1)	(6)	—	—	(7)

Accrued costs March 31, 2003	$1	$28	$1	$—	$30

Of the remaining $30 million accrual relating to lease termination costs and impaired asset charges, approximately $10 million is expected to be paid in the remainder of 2003.

Reserves – Estimates and Uncertainties

The Company maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses and future policy benefits, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled and claims that have been incurred but not reported. Claim and claim adjustment expense and future policy benefit reserves are reflected as liabilities on the Condensed Consolidated Balance Sheets under the heading “Insurance Reserves.” Changes in estimates of Insurance Reserves are reflected in the Company’s Condensed Consolidated Statements of Operations in the period in which the change arises.

The level of Insurance Reserves maintained by the Company represents management’s best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on its assessment of facts and circumstances known at that time. Insurance Reserves are not an exact calculation of liability but instead are estimates that are derived by the Company, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. Some of the many uncertain future events about which the Company makes assumptions and estimates are claims severity, frequency of claims, mortality, morbidity, expected interest rates, economic inflation, the impact of underwriting policy and claims handling practices and the lag time between the occurrence of an insured event and the time it is ultimately settled, referred to in the insurance industry as the “tail”.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The Company’s experience has been that the inherent uncertainties of estimating Insurance Reserves are generally greater for casualty coverages (particularly long-tail casualty risks such as Environmental Pollution and Mass Tort and Asbestos (APMT) losses) than for property coverages. Estimates of the cost of future APMT claims are highly complex and include an assessment of, among other things, whether certain costs are covered under the policies and whether recovery limits apply, allocation of liability among numerous parties, some of whom are in bankruptcy proceedings, inconsistent court decisions and developing legal theories and tactics of plaintiffs’ lawyers. Reserves for property-related catastrophes, both natural disasters and man-made catastrophes such as terrorist acts, are also difficult to estimate. See the discussion of Environmental Pollution and Mass Tort and Asbestos Reserves in the MD&A for further information.

In addition to the uncertainties inherent in estimating APMT and catastrophe losses, the Company is subject to the uncertain effects of the regulatory environment, including regulatory reserve reviews, and emerging or potential claims and coverage issues, which arise as industry practices and legal, judicial, social, and other environmental conditions change. These issues can have a negative effect on the Company’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Either development could require material increases in claim and claim adjustment expense reserves. Examples of emerging or potential claims and coverage issues include: (i) increases in the number and size of water damage claims related to expenses for testing and remediation of mold conditions; (ii) increases in the number and size of claims relating to injuries from medical products, and exposure to lead and radiation related to cellular phone usage; (iii) expected increases in the number and size of claims relating to accounting and financial reporting, including director and officer and errors and omissions insurance claims, in an environment of major corporate bankruptcies; and (iv) a growing trend of plaintiffs targeting insurers in class action litigation relating to claims-handling and other practices. The future impact of these and other unforeseen emerging or potential claims and coverage issues is extremely hard to predict and could materially adversely affect the adequacy of the Company’s claim and claim adjustment expense reserves and could lead to future reserve additions.

The Company’s recorded Insurance Reserves reflect management’s best estimate at March 31, 2003 and December 31, 2002, which is based on the reviews and analyses performed by the Company’s actuaries and management’s judgment as to the responsiveness of these reviews and analyses to the factors affecting the Company’s loss and loss adjustment expense reserves. Management considers factors such as changes in inflation, changes in claims handling and case reserving, changes in underwriting and pricing, and changes in the legal environment. Management considers different specific factors for each situation since the factors affect each type of business differently. However, in light of the many uncertainties associated with making the estimates and assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular and ongoing basis and makes changes as experience develops. The Company may in the future determine that its recorded Insurance Reserves are not sufficient and may increase its reserves by amounts that may be material, which could materially adversely affect the Company’s business and equity. Any such increase in reserves would be reflected in the Company’s Condensed Consolidated Statements of Operation in the period in which the change in estimate arises.

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

On November 26, 2002, the President of the United States of America, George W. Bush, signed into law the Terrorism Risk Insurance Act of 2002 (the Act), which established a program within the Department of the Treasury under which the Federal Government will share the risk of loss from future terrorist attacks with the insurance industry. The Act terminates on December 31, 2005. Each participating insurance company must pay a deductible before Federal Government assistance becomes available. This deductible is based on a percentage of direct earned premiums for commercial insurance lines from the previous calendar year, and rises from 1% from date of enactment to December 31, 2002 (the Transition Period) to 7% during the first subsequent calendar year, 10% in year two and 15% in year three. For losses in excess of a company’s deductible, the Federal Government will cover 90% of the excess losses, while companies retain the remaining 10%. Losses covered by the program will be capped annually at $100 billion; above this amount, insurers are not liable for covered losses and Congress is to determine the procedures for and the source of any payments. Amounts paid by the Federal Government under the program over certain phased limits are to be recouped by the Department of the Treasury through policy surcharges, which cannot exceed 3% of annual premium.

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

While the Act provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event during the next three years, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, the Company’s results of operations or equity could nevertheless be materially adversely impacted by them. The Company is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions (where applicable) and the use of reinsurance. In addition, under state laws, the Company is generally prohibited from excluding terrorism exposure from its primary workers compensation, individual life and group life and health policies, and is also prohibited from excluding coverage for fire losses following a terrorist event in a number of states. In those states that mandate property insurance coverage of damage from fire following a loss, the Company is also prohibited from excluding terrorism exposure under such coverage.

Reinsurers’ obligations for terrorism-related losses under reinsurance agreements are not covered by the Act. The Company’s current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The following discussion is of the Company’s operating segments.

STANDARD LINES

The following table details the results of operations for Standard Lines.

Results of Operations

Three months ended March 31
(In millions)	2003	2002

Net written premiums	$1,104	$1,083
Net earned premiums	1,039	1,016
Underwriting loss	(80)	(109)
Net investment income	110	103
Net operating income	35	10
Ratios
Loss and loss adjustment expense	74.1%	77.1%
Expense	32.1	32.0
Dividend	1.5	1.6

Combined	107.7%	110.7%

Net written premiums for Standard Lines increased $21 million and net earned premiums increased $23 million for the three months ended March 31, 2003 as compared with the same period in 2002. The increase in net written and net earned premiums was due primarily to strong rate increases and increased new business in Property and Casualty (P&C) and Excess & Surplus (E&S).

Standard Lines achieved average rate increases of 21% and 31% in the first three months of 2003 and 2002 for the contracts that renewed during the period and had retention rates of 70% and 66% for those contracts that were up for renewal.

The combined ratio decreased 3.0 points and underwriting results improved $29 million for the three months ended March 31, 2003 as compared with the same period in 2002. This change was due principally to a decrease in the loss ratio. The loss ratio decreased 3.0 points due principally to improvement in the current net accident year loss ratio, partially offset by increased adverse net prior year development, including premium and loss development, in the first three months of 2003.

Unfavorable net prior year development, including premium and claim and claim adjustment expense reserve development, of $28 million was recorded in the first three months of 2003 as compared with $1 million of unfavorable net prior year development recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $11,408 million and $11,576 million at March 31, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $7,178 million and $7,262 million at March 31, 2003 and December 31, 2002.

Unfavorable net prior year reserve development of approximately $47 million was recorded related to certain programs written in E&S. One E&S program, covering facilities that provide services to developmentally disabled individuals, accounted for approximately $10 million of the unfavorable prior year reserve development. The reserve development was due to an increase

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during the first quarter of 2003, with most of the reserve development from accident years 1999 and 2000. Another E&S program, which accounts for approximately $25 million of E&S reserve development, covers tow truck and ambulance operators in the 2000 and 2001 accident years. The Company expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, the Company ceased writing business under this program. Approximately $12 million of unfavorable prior year reserve development was recorded during 2003 related to a specific large loss.

Partially offsetting the unfavorable reserve development in E&S was favorable prior year reserve development recorded in property lines during 2003. The favorable reserve development was principally from accident years 2001 and 2002 and was the result of the low number of large losses in recent years.

The expense ratio increased 0.1 points due to the inclusion of approximately $17 million of expenses related to eBusiness, offset by an increased net earned premium base. The eBusiness expenses were included in the Corporate and Other segment during 2002.

Net operating income increased $25 million for the three months ended March 31, 2003 as compared with the same period in 2002. The improvement in net operating income was primarily related to improved underwriting results and increased net investment income, principally as a result of improved limited partnership income.

SPECIALTY LINES

The following table details the results of operations for Specialty Lines.

Results of Operations

Three months ended March 31
(In millions)	2003	2002

Net written premiums	$664	$540
Net earned premiums	624	508
Underwriting loss	(6)	(20)
Net investment income	70	60
Net operating income	46	34
Ratios
Loss and loss adjustment expense	69.4%	71.2%
Expense	31.5	32.7
Dividend	0.1	0.1

Combined	101.0%	104.0%

Net written premiums for Specialty Lines increased $124 million and net earned premiums increased $116 million for the three months ended March 31, 2003 as compared with the same period in 2002. The increase in net written and net earned premiums was due primarily to rate increases and strong new business, principally in Professional Liability Insurance (CNA Pro).

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Specialty Lines achieved average rate increases of 31% and 20% in the first three months of 2003 and 2002 for the contracts that renewed during the period and had retention rates of 77% and 75% for those contracts that were up for renewal.

The combined ratio decreased 3.0 points and underwriting results improved by $14 million for the three months ended March 31, 2003 as compared with the same period in 2002. This improvement was due to decreases in both the loss and expense ratios. The loss ratio decreased 1.8 points due principally to improvement in the current net accident year loss ratio in most lines of business within CNA Pro. The expense ratio decreased 1.2 points as a result of an increased net earned premium base.

Favorable net prior year development, including premium and claim and claim adjustment expense reserve development, of $0.3 million was recorded in the first three months of 2003 as compared with $2 million of unfavorable net prior year development recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $5,893 million and $5,874 million at March 31, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $3,160 million and $3,373 million at March 31, 2003 and December 31, 2002.

Net operating income increased $12 million for the three months ended March 31, 2003 as compared with the same period in 2002. The improvement in net operating income was primarily related to the improved underwriting results and increased net investment income, including improved limited partnership results. In addition, the results of operations for the first quarter of 2002 include a non-recurring currency translation gain on U.S. dollar denominated investments held by an Argentinean subsidiary. The Argentine government changed its local currency and required conversion of all U.S. denominated investments to Argentine Pesos. This conversion resulted in a translation gain of $18 million, which was partially offset by a write-off of the goodwill of that entity in the amount of $10 million.

CNA RE

The following table details the results of operations for CNA Re.

Results of Operations

Three months ended March 31
(In millions)	2003	2002

Net written premiums	$205	$167
Net earned premiums	153	137
Underwriting income	11	25
Net investment income	24	33
Net operating income	25	40
Ratios
Loss and loss adjustment expense	64.0%	41.4%
Expense	28.7	40.3

Combined	92.7%	81.7%

Net written premiums for CNA Re increased $38 million and net earned premiums increased $16 million for the three months ended March 31, 2003 as compared with the same period in 2002. The increase in net written and net earned premiums is due primarily to rate increases

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

and the absence of cessions to the CCC Cover discussed below and CNA Reinsurance Company Limited (CNA Re U.K.) ceded premiums, which was sold in 2002.

The combined ratio increased 11.0 points and underwriting results decreased $14 million for the three months ended March 31, 2003 as compared with the same period in 2002. This change was due to an increase in the loss ratio, partially offset by a decrease in the expense ratio. The loss ratio increased 22.6 points due principally to the absence of the underwriting benefit related to corporate aggregate reinsurance treaties discussed below, partially offset by improvement in the current net accident year loss ratio. The expense ratio decreased 11.6 points as a result of an increased net earned premium base, the absence of CNA Re U.K., and a shift in the mix of business.

Unfavorable net prior year development, including premium and claim and claim adjustment expense reserve development, of $1 million was recorded in the first three months of 2003 as compared with $42 million of favorable net prior year development recorded for the same period in 2002, of which $32 million related primarily to the corporate aggregate reinsurance treaties discussed below. The gross carried claim and claim adjustment expense reserve was $2,193 million and $2,264 million at March 31, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $1,302 million and $1,362 million at March 31, 2003 and December 31, 2002.

During the first quarter of 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re’s WTC event losses, the Company performed a treaty-by-treaty analysis of exposure. The Company’s original loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re’s cedants. Information that became available in the first quarter of 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144 million was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums. As a result, additional cessions were recorded to the CCC Cover.

Net operating income decreased $15 million for the three months ended March 31, 2003 as compared with the same period in 2002. The decrease in net operating income was primarily related to the decrease in underwriting income as discussed above and a decrease in net investment income due primarily to a reduction of invested assets resulting from the sale of CNA Re U.K.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

GROUP OPERATIONS

The following table details the results of operations for Group Operations.

Results of Operations

Three months ended March 31
(In millions)	2003	2002

Net earned premiums	$315	$905
Net investment income	63	61
Net operating income	19	18
Deposits (a)	534	48

(a)  Deposits are a non-GAAP measure which represent the amount of cash received from clients in anticipation of receiving a specified or unspecified return. Deposits are an important measure used by management to understand and monitor new business activity.

Net earned premiums for Group Operations decreased $590 million for the three months ended March 31, 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to the transfer of the Mail Handlers Plan. Net earned premiums for the Mail Handlers Plan were $616 million for the three months ended March 31, 2002. This decrease was partially offset by premium growth in the disability, life and long term care products within Group Benefits.

Group Operations achieved rate increases that averaged approximately 6% and 5% in the first three months of 2003 and 2002 for the disability, accident and life lines of business within Group Benefits. Premium persistency rates were approximately 89% and 76% in the first three months of 2003 and 2002.

Deposits for Group Operations increased $486 million for the three months ended March 31, 2003 as compared with the same period in 2002. The increase in deposits was due primarily to new sales in the Index 500 product, partially offset by decreased guaranteed investment contracts (GICs) deposits.

Net operating income increased by $1 million for the three months ended March 31, 2003 as compared with the same period in 2002. The increase in net operating income related primarily to the absence of unfavorable net operating results related to the variable products business, which was sold to The Phoenix Companies, Inc. in the third quarter of 2002, and favorable single premium guaranteed annuities (SPGA) mortality. These increases were partially offset by the absence of net operating income related to the Mail Handlers Plan.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

LIFE OPERATIONS

The following table details the results of operations for Life Operations.

Results of Operations

Three months ended March 31
(In millions)	2003	2002

Net earned premiums	$256	$240
Net investment income	131	134
Net operating income	10	31
Deposits (a)	43	34

(a)  Deposits are a non-GAAP measure which represent the amount of cash received from clients in anticipation of receiving a specified or unspecified return. Deposits are an important measure used by management to understand and monitor new business activity.

Net earned premiums for Life Operations increased $16 million for the three months ended March 31, 2003 as compared with the same period in 2002. The increase in net earned premiums was due primarily to growth in the long term care product.

Deposits for Life Operations increased $9 million for the three months ended March 31, 2003 as compared with the same period in 2002. The increase in deposits was due primarily to higher sales of structured settlement annuities.

During the second quarter of 2003, the Company completed a review of its individual long term care product offerings. The focus of the review was to determine whether the current products provide adequate pricing flexibility under the range of reasonably possible claims experience levels. Based on the review and current market conditions, the Company has decided to significantly reduce new sales of this product and certain infrastructure costs, with any associated expense to be recorded in the second quarter of 2003. Premium will continue to be received on inforce business, but the actions to reduce new business will lower the rate of overall premium growth for this line. The Company does not expect these actions to have a material adverse impact on the results of operations.

Net operating income decreased by $21 million for the three months ended March 31, 2003 as compared with the same period in 2002. The decrease in net operating income related primarily to unfavorable individual long term care morbidity due to increases in severity and incidence and the write-off of $5 million after-tax of capitalized software costs. These decreases were partially offset by improved mortality in life insurance and improved net operating results for life settlement contracts.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

CORPORATE AND OTHER

The following table details the results of operations for the Corporate and Other segment, including intrasegment eliminations.

Results of Operations

Three months ended March 31
(In millions)	2003	2002

Net investment income	$34	$35
Operating revenues	2	61
Net operating loss	(3)	(23)

Operating revenues, which includes net earned premiums, net investment income and other revenue, decreased $59 million for the three months ended March 31, 2003 as compared with the same period in 2002. The decrease in operating revenues was due primarily to reduced revenues from CNA UniSource and reduced earned premiums in group reinsurance due to the exit from these businesses in 2002.

Favorable net prior year development, including premium and claim and claim adjustment expense reserve development, of $3 million was recorded in the three months ended March 31, 2003 as compared with $1 million of favorable net prior year development recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $5,085 million and $4,847 million at March 31, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $1,890 million and $2,002 million for March 31, 2003 and December 31, 2002.

CNA entered into a retroactive reinsurance agreement as part of the sale of the Company’s personal insurance business to The Allstate Corporation (Allstate) in 1999. CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1 billion at the date of sale. The Company must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1 billion. The Company’s remaining obligation valued under this loss sharing provision as of October 1, 2003, will be settled by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies are expected to exceed $1 billion during 2003. The Company has established reserves for its estimated liability under this loss sharing arrangement.

Net operating results improved $20 million for the three months ended March 31, 2003 as compared with the same period in 2002. The improvement in the net results of operations was due primarily to decreased eBusiness expenses and decreased interest expense on corporate borrowings. Beginning in 2003, expenses related to eBusiness were included in the property and casualty operating segments of the Company.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Environmental Pollution and Mass Tort and Asbestos Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to environmental pollution and mass tort and asbestos claims.

The following table provides data related to CNA’s environmental pollution and mass tort and asbestos claim and claim adjustment expense reserves.

Environmental Pollution and Mass Tort and Asbestos

	March 31, 2003		December 31, 2002

	Environmental		Environmental
	Pollution		Pollution
	and Mass		and Mass
(In millions)	Tort	Asbestos	Tort	Asbestos

Gross reserves	$811	$1,719	$830	$1,758
Ceded reserves	(319)	(527)	(313)	(527)

Net reserves	$492	$1,192	$517	$1,231

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

A number of proposals to reform Superfund have been made by various parties. However no reforms were enacted by Congress during 2002 or during the first three months of 2003, and it

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

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

The Company’s ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by the Company post 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

As of March 31, 2003 and December 31, 2002, CNA carried approximately $492 million and $517 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the three months ended March 31, 2003 and 2002. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $25 million and $33 million for the three months ended March 31, 2003 and 2002.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

As of March 31, 2003 and December 31, 2002, CNA carried approximately $1,192 million and $1,231 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2003 and 2002. The Company paid asbestos-related claims, net of reinsurance, of $39 million during the three months ended March 31, 2003 and had net reinsurance recoveries of $20 million for the three months ended March 31, 2002.

In 2002, at least fifteen companies filed for bankruptcy protection citing costs associated with asbestos claims litigation as a basis for filing. Since 1982, at least 67 companies, including the 15 companies that filed in 2002, that mined asbestos, or manufactured or used asbestos-containing products, have filed for bankruptcy. This phenomenon has prompted plaintiff attorneys to file claims against companies that had only peripheral involvement with asbestos. Many of these defendants were users or distributors of asbestos-containing products, or manufacturers of products in which asbestos was encapsulated. These defendants include equipment manufacturers, brake, gasket, and sealant manufacturers, and general construction contractors. According to a comprehensive report on asbestos litigation recently released by the Rand Corporation, over 6,000 companies have been named as defendants in asbestos lawsuits, with 75 out of 83 different types of industries in the United States impacted by asbestos litigation. The study found that a typical claimant names 70 to 80 defendants, up from an average of 20 in the early years of asbestos litigation.

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

Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA’s ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented, CNA’s abilities to recover reinsurance, future court decisions and the possibility of legislative reform. Another of these variables is the possible creation of a national privately financed trust, which if established and approved through federal legislation, could replace litigation of asbestos claims with payments to claimants from the trust. It is uncertain at the present time whether such a trust will be created or, if it is, what will be the terms and conditions of its establishment. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA’s results of operations or equity.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

INVESTMENTS

The significant components of net investment income are presented in the following table.

Net Investment Income

Three months ended March 31
(In millions)	2003	2002

Fixed maturity securities	$420	$447
Short term investments	20	16
Limited partnerships	23	7
Equity securities	5	7
Interest on funds withheld and other deposits	(47)	(58)
Other	25	21

Gross investment income	446	440
Investment expense	(14)	(14)

Net investment income	$432	$426

The Company experienced higher net investment income for the three months ended March 31, 2003 as compared with the same period in 2002. The increase was due primarily to increased limited partnership income and lower interest costs on funds withheld and other deposits, partially offset by lower investment yields on fixed income securities. See the Reinsurance section of the MD&A for additional information regarding interest costs on funds withheld and other deposits, which is included in net investment income.

The bond segment of the investment portfolio yielded 5.5% and 6.0% for the first quarter of 2003 and 2002.

The components of net realized investment (losses) gains are presented in the following table.

Net Realized Investment (Losses) Gains

Three months ended March 31
(In millions)	2003	2002

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$38	$5
Corporate and other taxable bonds	(118)	9
Tax-exempt bonds	19	2
Asset-backed bonds	18	9
Redeemable preferred stock	(5)	(14)

Total fixed maturity securities	(48)	11
Equity securities	—	7
Derivative securities	(22)	(21)
Other invested assets	(9)	4

Total realized investment (losses) gains	(79)	1
Allocated to participating policyholders’ and minority interest	3	—
Income tax benefit	27	1

Net realized investment (losses) gains	$(49)	$2

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net realized investment gains (losses) decreased $51 million after-tax for the three months ended March 31, 2003 as compared with the same period in 2002. This change was due primarily to impairment losses related to the investment portfolio of $166 million after tax for the three months ended March 31, 2003 across certain market sectors, including the airline, healthcare and energy industries. Impairment losses related to the investment portfolio of $12 million after tax were recorded for the three months ended March 31, 2002 primarily due to the credit deterioration of a specific equity holding. The increase in impairment losses was partially offset by increased net gains on sales of fixed maturity securities.

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or for credit or tax considerations. This activity will produce realized gains and losses.

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

The following table provides further detail of gross realized gains and gross realized losses on fixed maturity securities and equity securities.

Realized Gains and Losses

Three Months ended March 31
(In millions)	2003	2002

Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$285	$140
Gross realized losses	333	129

Net realized (losses) gains on fixed maturity securities	(48)	11

Equity securities:
Gross realized gains	12	59
Gross realized losses	12	52

Net realized gains on equity securities	—	7

Net realized (losses) gains on fixed maturity and equity securities	$(48)	$18

The following table provides details of the largest realized losses from sales of securities aggregated by issuer for the three months ended March 31, 2003, including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also footnoted is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Largest Realized Losses from Securities Sold at a Loss

	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale

(In millions)
A food retailer of supermarkets and discount stores in the U.S. and Europe. Also supplies food to institutional foodservice companies (a)	$34	$12	0-6
A company which manufactures rubber and rubber-related chemicals. They also manufacture and distribute tires (b)	21	9	Various, 0-24
A company which provides and operates a network of in-patient and outpatient surgery and rehabilitation facilities (c)	12	6	Various, 0-12
A company which provides wholesale financing and capital loans to auto retail dealerships and vehicle leasing companies (d)	70	6	Various, 0-12

Total	$137	$33

(a)	The issuer is under investigation for accounting fraud. Losses relate to trades that took place to reduce issuer exposure.

(b)	These losses relate to trades that took place to reduce issuer exposure. Remaining holdings have been impaired in the first quarter of 2003.

(c)	The issuer is under investigation for accounting fraud and various security issues relating to management. These losses relate to trades that took place to reduce issuer exposure. Remaining holdings have been impaired in the first quarter of 2003.

(d)	The issuer’s financial condition is in good standing and is investment grade quality. A decision was made to reduce the portfolio’s overall exposure to this issuer.

Invested assets are exposed to various risks, such as interest rate, market and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term could have an adverse material impact on the Company’s results of operations or equity.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The decision to impair a security incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the market value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors. The Impairment Committee’s decision to impair a security is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all of the factors considered above. For securities that are impaired, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Operations.

Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying Condensed Consolidated Financial Statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income.

The following table details the carrying value of CNA’s general account investment portfolios.

Carrying Value of Investments

	March 31,		December 31,
(In millions)	2003	%	2002	%

General account investments:
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,200	3%	$1,376	4%
Asset-backed securities	9,278	26	8,208	23
States, municipalities and political subdivisions – tax-exempt	5,842	17	5,074	14
Corporate securities	7,300	21	7,591	22
Other debt securities	4,050	12	3,827	11
Redeemable preferred stock	157	—	69	—
Options embedded in convertible debt securities	144	—	130	—

Total fixed maturity securities	27,971	79	26,275	74

Equity securities:
Common stock	427	2	461	1
Non-redeemable preferred stock	126	—	205	1

Total equity securities	553	2	666	2

Short-term investments	5,354	15	7,008	20
Limited partnerships	1,069	3	1,060	3
Other investments	266	1	284	1

Total general account investments	$35,213	100%	$35,293	100%

The Company’s general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Investments in the general account had a total net unrealized gain of $1,212 million at March 31, 2003 compared with $887 million at December 31, 2002. The net unrealized position at March 31, 2003 was composed of a net unrealized gain of $1,104 million for fixed maturities, a net unrealized gain of $111 million for equity securities and a net unrealized loss of $3 million for short-term securities. The net unrealized position at December 31, 2002 was composed of a net unrealized gain of $742 million for fixed maturities, a net unrealized gain of $147 million for equity securities and a net unrealized loss of $2 million for short-term securities.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross	Net
March 31, 2003	Amortized	Unrealized	Unrealized	Unrealized
(In millions)	Cost	Gains	Losses	Gain/(Loss)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,092	$112	$4	$108
Asset-backed securities	8,987	294	3	291
States, municipalities and political subdivisions – tax-exempt	5,736	154	48	106
Corporate securities	6,969	487	156	331
Other debt securities	3,782	349	81	268
Redeemable preferred stock	157	8	8	—
Options embedded in convertible debt securities	144	—	—	—

Total fixed maturity securities	26,867	1,404	300	1,104

Equity securities:
Common stock	325	121	19	102
Non-redeemable preferred stock	117	10	1	9

Total equity securities	442	131	20	111

Total fixed maturity and equity securities	$27,309	$1,535	$320	$1,215

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross	Net
December 31, 2002	Amortized	Unrealized	Unrealized	Unrealized
(In millions)	Cost	Gains	Losses	Gain/(Loss)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,266	$114	$4	$110
Asset-backed securities	7,888	336	16	320
States, municipalities and political subdivisions – tax-exempt	4,966	151	43	108
Corporate securities	7,439	487	335	152
Other debt securities	3,780	284	237	47
Redeemable preferred stock	64	5	—	5
Options embedded in convertible debt securities	130	—	—	—

Total fixed maturity securities	25,533	1,377	635	742

Equity securities:
Common stock	310	166	15	151
Non-redeemable preferred stock	209	3	7	(4)

Total equity securities	519	169	22	147

Total fixed maturity and equity securities	$26,052	$1,546	$657	$889

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The Company’s investment policies for the general account emphasizes high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

At March 31, 2003, the carrying value of the general account fixed maturities was $27,971 million, representing 79% of the total investment portfolio. The net unrealized gain related to this fixed maturity portfolio was $1,104 million, comprising gross unrealized gains of $1,404 million and gross unrealized losses of $300 million. Corporate bonds represented 52%, municipal securities represented 16%, other debt securities, which includes public utility and foreign government bonds, represented 27% and other fixed maturity securities represented 5% of the gross unrealized losses. Within corporate bonds, the largest industry sectors were consumer – cyclical, utilities, and financial, which represented 16%, 14%, and 14% of gross unrealized losses. Gross unrealized losses in any single issuer did not exceed 0.1% of the carrying value of the total general account fixed maturity portfolio.

If the deterioration in these industry sectors continues in future periods and the Company continues to hold these securities, the Company is likely to have additional impairments in the future.

The following table provides the composition of fixed maturity securities with an unrealized loss at March 31, 2003 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.

Contractual Maturity

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	2%	2%
Due after one year through five years	18	20
Due after five years through ten years	24	27
Due after ten years	44	50
Asset-backed securities	12	1

Total	100%	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The following tables summarize for fixed maturity and equity securities in an unrealized loss position at March 31, 2003 and December 31, 2002, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

Gross Unrealized Loss Aging

	March 31, 2003		December 31, 2002

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In millions)	Fair Value	Loss	Fair Value	Loss

Fixed maturity securities:
Investment grade:
0-6 months	$2,288	$46	$2,632	$100
7-12 months	287	32	361	30
13-24 months	103	9	163	21
Greater than 24 months	95	13	172	20

Total investment grade	2,773	100	3,328	171

Non-investment grade:
0-6 months	$338	33	892	119
7-12 months	621	60	473	115
13-24 months	416	81	458	157
Greater than 24 months	150	26	169	73

Total non-investment grade	1,525	200	1,992	464

Total fixed maturity securities	4,298	300	5,320	635

Equity securities:
0-6 months	43	9	119	13
7-12 months	25	6	79	9
13-24 months	28	4	4	—
Greater than 24 months	9	1	4	—

Total equity securities	105	20	206	22

Total fixed maturity and equity securities	$4,403	$320	$5,526	$657

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The Company’s non-investment grade fixed maturity securities held as of March 31, 2003 that were in a gross unrealized loss position had a fair value of $1,525 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. The Company’s Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of March 31, 2003 and December 31, 2002.

Gross Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
March 31, 2003	Estimated					Unrealized
(In millions)	Fair Value	90-99%	80-89%	70-79%	<70%	Loss

Fixed maturity securities:
Non-investment grade:
0-6 months	$338	$8	$6	$8	$11	$33
7-12 months	621	14	23	23	0	60
13-24 months	416	8	17	12	44	81
Greater than 24 months	150	4	5	5	12	26

Total non-investment grade	$1,525	$34	$51	$48	$67	$200

Gross Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
December 31, 2002	Estimated					Unrealized
(In millions)	Fair Value	90-99%	80-89%	70-79%	<70%	Loss

Fixed maturity securities:
Non-investment grade:
0-6 months	$892	$30	$28	$28	$33	$119
7-12 months	473	9	12	24	70	115
13-24 months	458	5	12	50	90	157
Greater than 24 months	169	2	6	15	50	73

Total non-investment grade	$1,992	$46	$58	$117	$243	$464

The non-investment grade securities that were in an unrealized loss severity of less than 70% for longer than six months as of March 31, 2003 primarily consisted of a municipal security representing 55% of the gross unrealized loss and corporate bonds in the communications, utilities, and transportation sectors representing 16%, 12%, and 12% of the gross unrealized loss. The non-investment grade securities that were in an unrealized loss severity of less than 70% for greater than 24 months as of March 31, 2003 primarily consisted of a security in the communications sector representing 75% of the unrealized loss. Unrealized losses in the communication sector are predominately attributable to a European leader in telecommunication services. The unrealized losses on securities held in the transportation sector are primarily comprised of debt issued from a major domestic airline.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of these non-investment grade securities and determined that no further impairments were necessary at March 31, 2003. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, the Company’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, the Company had the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the market value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. The Company maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

The Company’s equity securities held as of March 31, 2003 that were in a gross unrealized loss position had a fair value of $105 million. The Company’s Impairment Committee, under the same process as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, the Company expects to recover the book value of its investment through a recovery in the market value of the security.

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 89% of which were rated as investment grade at March 31, 2003 and December 31, 2002. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

General Account Bond Ratings

	March 31,		December 31,
(In millions)	2003	%	2002	%

U.S. Government and affiliated agency securities	$1,612	6%	$1,908	7%
Other AAA rated	12,900	46	10,856	41
AA and A rated	5,181	19	5,730	22
BBB rated	4,898	18	4,930	19
Below investment-grade	3,223	11	2,782	11

Total	$27,814	100%	$26,206	100%

At March 31, 2003 and December 31, 2002, approximately 97% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or Company management.

Non-investment grade bonds, as presented in the table above, are high-yield securities rated below BBB by bond rating agencies, as well as other unrated securities that, in the opinion of management, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

The carrying value of private placement securities at March 31, 2003 was $265 million which represents 0.8% of the Company’s total investment portfolio. These securities were in a net unrealized gain position of $7 million at March 31, 2003. Of the non-traded securities, 71% are priced by unrelated third party sources.

The carrying value of non-traded securities at December 31, 2002 was $237 million which represents 0.7% of the Company’s total investment portfolio. These securities were in a net unrealized loss position of $0.4 million at December 31, 2002. Of the non-traded securities, 78% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at March 31, 2003 are $9,278 million of asset-backed securities, at fair value, consisting of approximately 59% in collateralized mortgage obligations (CMOs), 10% in corporate asset-backed obligations, 5% in U.S. Government agency issued pass-through certificates and 26% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

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

The carrying value of the components of the general account short-term investment portfolio is presented in the following table.

Short-term Investments

	March 31,	December 31,
(In millions)	2003	2002

Commercial paper	$1,859	$1,141
U.S. Treasury securities	1,694	2,756
Money market funds	993	2,161
Other	808	950

Total short-term investments	$5,354	$7,008

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

equal to the contract liability relating to Group Operations’ Index 500 guaranteed investment contract product.

LIQUIDITY AND CAPITAL RESOURCES

The principal operating cash flow sources of CNA’s property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the three months ended March 31, 2003, net cash provided by operating activities was $45 million as compared with net cash used by operating activities of $78 million for the same period in 2002. The improvement related primarily to decreased paid claims.

Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the three months ended March 31, 2003, net cash provided by investing activities was $132 million as compared with $35 million for the same period in 2002. Cash flows provided by investing activities were related principally to trading gains of fixed maturity securities.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

For the three months ended March 31, 2003, net cash used by financing activities was $137 million as compared with $5 million for the same period in 2002. Cash flows used by financing activities were related principally to repayment of debt.

The Company is closely managing the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. The Company does not anticipate any liquidity problems resulting from these payments. As of April 4, 2003, the Company has paid $490 million in claims and recovered $250 million from reinsurers.

CNA’s estimated gross pretax losses for the WTC event were $1,648 million pretax ($1,071 million after-tax). Net pretax losses before the effect of corporate aggregate reinsurance treaties were $727 million. Approximately 1%, 72% and 21% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A.

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

from its current rating by any of A.M. Best, S&P or Moody’s or (ii) one year following an increase by one intermediate ratings level of the financial strength rating of CCC by any one of those rating agencies. Accrued but unpaid cumulative dividends cannot be paid on the Preferred Issue unless and until one of the two triggering events described above has occurred. Beginning with the quarter following an increase of one intermediate ratings level in CCC’s financial strength rating, however, current (but not accrued cumulative) quarterly dividends can be paid. For the three months ended March 31, 2003, the Company has accrued $15 million of undeclared but accumulated dividends. As of March 31, 2003 the cumulative undeclared dividend was $17 million.

Debt is composed of the following obligations.

Debt

	March 31,	December 31,
(In millions)	2003	2002

Variable rate debt:
Credit facility – CNAF, due April 30, 2004	$250	$250
Credit facility – CNA Surety, due September 30, 2003	30	30
Term loan – CNA Surety, due through September 30, 2005	30	30
Senior notes:
7.250%, face amount of $128, due March 1, 2003	—	128
6.250%, face amount of $248, due November 15, 2003	248	248
6.500%, face amount of $493, due April 15, 2005	491	491
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	69
6.950%, face amount of $150, due January 15, 2018	148	148
Debenture, 7.250%, face amount of $243, due November 15, 2023	240	240
Capital leases, 8.000%-13.700%, due through December 31, 2011	35	36
Other debt, 1.000%-6.600%, due through 2019	25	25

Total debt	$2,163	$2,292

Short term debt	$291	$420
Long term debt	1,872	1,872

Total debt	$2,163	$2,292

The Company has an existing shelf registration statement under which it may issue an aggregate of $549 million of debt or equity securities, declared effective by the SEC.

During the first quarter of 2003, The Continental Corporation (Continental) repaid its $128 million, 7.250% Senior Note, due March 1, 2003.

The Company pays a facility fee to the lenders for having funds available for loans under the credit facility maturing April 30, 2004. The fee varies based on the long term debt ratings of the Company. At March 31, 2003 and December 31, 2002, the facility fee was 17.5 basis points.

The Company pays interest on any outstanding debt/borrowings under the facility based on a rate determined using the long term debt ratings of the Company. The interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 57.5 basis points. Further, if the Company has outstanding loans greater than 50% of the amounts available under the facility, the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Company will also pay a utilization fee of 12.5 basis points on such loans. At March 31, 2003 and December 31, 2002, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.3%.

A Moody’s downgrade of the CNAF senior debt rating from Baa2 to Baa3 would increase the facility fee from 17.5 basis points to 25.0 basis points. The applicable interest rate would increase from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee would remain unchanged on the facility at 12.5 basis points.

CNA Surety Corporation (CNA Surety), a 64% owned and consolidated subsidiary of CNA, pays interest on any outstanding borrowings under its credit agreement based on an applicable margin determined by the amount of leverage of the company. The current interest rate on any borrowings under the facility is LIBOR plus 45.0 basis points. In addition, CNA Surety pays a facility fee of 12.5 basis points. If the utilization of the credit facility is greater than 50% of the amount available under the facility, an additional fee of 5.0 basis points will be incurred. Effective January 30, 2003, CNA Surety entered into an interest rate swap on the term loan portion of its credit agreement that fixed the interest rate at 2.75%. At March 31, 2003 and December 31, 2002, the weighted-average interest rate on the $60 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.4% and 2.0%. At March 31, 2003 and December 31, 2002, CNA Surety was in compliance with all restrictive debt covenants.

In March of 2003, CNAF entered into a credit agreement with a large national contractor, which undertakes projects for the construction of government and private facilities, to provide loans to the contractor in a maximum aggregate amount of $86.4 million (the Credit Facility). Of the $86.4 million, $57 million was outstanding at March 31, 2003. The Credit Facility and related loans will mature in March of 2006. Advances under the Credit Facility bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the Credit Facility matures, and the remainder is to be paid monthly in cash. Loans under the Credit Facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates. CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs.

In March of 2003, CNAF also purchased the contractor’s outstanding bank debt for $16.4 million. The contractor retired the bank debt by paying CNAF $16.4 million, with $11.4 million of the payoff amount being funded under the new Credit Facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor’s benefit that expire between May and August of 2003. Any amounts paid by CNAF to the banks as reimbursements for draws upon the banks’ letters of credit will become obligations of the contractor to CNAF as draws upon the Credit Facility.

Loews has purchased a participation interest in one-third of the loans and commitments under the new Credit Facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the Credit Facility proportionally with CNAF.

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

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s restructuring efforts are expected to be successful and provide sufficient cash flow for its operations and repayment of its borrowings under the credit facility, the contractor’s failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of the Company’s surety bonds could have a material adverse effect on the Company’s future results of operations. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of corporate aggregate reinsurance treaties, if any, and minority interest could be up to $200 million.

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of March 31, 2003 and December 31, 2002.

CCC, effective October 1, 2002, has secured replacement excess of loss protection for new and renewal bonds for CNA Surety for per principal exposures that exceed $60 million since October 1, 2002 in two parts – a) $40 million excess of $60 million and b) $50 million excess of $100 million for CNA Surety. This excess of loss protection is necessary primarily to support new and renewal bonds for contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. In consideration for the reinsurance coverage provided by the $40 million excess of $60 million contract, CNA Surety will pay to CCC, on a quarterly basis, a premium equal to $3 million. In consideration for the reinsurance coverage provided by the $50 million excess of $100 million, the insurance subsidiaries of CNA Surety will pay $6 million in premium to CCC.

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of March 31, 2003 and December 31, 2002 there were approximately $187 million and $222 million of outstanding letters of credit.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The Company has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. The Company would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $30 million at March 31, 2003.

A summary of the Company’s commitments as of March 31, 2003 is presented in the following table.

Commitments

March 31, 2003					2007 and
(In millions)	2003	2004	2005	2006	Beyond	Total

Debt (a)	$291	$263	$506	$254	$858	$2,172
Lease obligations	62	60	53	43	139	357
Guaranteed payment contracts	13	9	2	—	—	24

Total	$366	$332	$561	$297	$997	$2,553

(a)  Does not include original issue discount of $9 million.

The Company has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees is approximately $7 million at March 31, 2003.

The Company holds an investment in a real estate joint venture that is accounted for on the equity basis of accounting. In the normal course of business, CNA on a joint and several basis with other unrelated insurance company shareholders has committed to continue funding the operating deficits of this joint venture. Additionally, CNA and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016.

The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at March 31, 2003 that the Company could be required to pay under this guarantee is approximately $333 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The Company has recorded a liability of approximately $10 million as of March 31, 2003 and December 31, 2002 for its share of the estimated operating deficits of this joint venture through 2016.

The Company has a commitment to purchase up to a $100 million floating rate note issued by the California Earthquake Authority in the event of an earthquake during calendar year 2003 that results in California earthquake related losses greater than $4.2 billion.

CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2003. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7 million at March 31, 2003.

As of March 31, 2003 and December 31, 2002, the Company had committed approximately $111 million and $141 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

In the normal course of investing activities, CCC has committed approximately $51 million as of March 31, 2003 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries are rated by major rating agencies, and these ratings reflect the rating agency’s opinion of the insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating. One or more of these agencies could take action in the future to change the ratings of CNA’s insurance subsidiaries. If those ratings were downgraded as a result, CNA’s results of operations and/or equity could be materially adversely affected.

The table below reflects the various group ratings issued by A.M. Best, S&P, Moody’s and Fitch as of April 25, 2003 for the Property and Casualty and Life and Group companies. The table also includes the ratings for CNAF’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings				Debt Ratings

	Property & Casualty		Life & Group		CNAF	Continental

	CCC	CIC			Senior	Senior
	Group	Group	CAC/VFL	CNAGLA	Debt	Debt

A.M. Best	A	A	A	A	bbb	bbb-
Fitch	A	A	AA-	A+	BBB	BBB
Moody’s	A3	A3	A2 (Negative)*	NR	Baa2	Baa3
S&P	A-	A-	A	NR	BBB-	BBB-

NR = Not Rated

All rating outlooks on the above ratings are stable unless otherwise noted.

*Continental Assurance Corporation (CAC) and Valley Forge Life Insurance Company (VFL) are rated separately by Moody’s and both have an A2 rating.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2003, CCC’s earned surplus is in a positive position, thereby enabling CCC to pay approximately $1,210 million of dividend payments during 2003 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Accounting Pronouncements

In November of 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements of Financial Accounting Standards No. 5, 57, and 107 and rescission of FASB Interpretation No. 34) (FIN 45). FIN 45 clarifies the requirements of FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5) relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 provides for additional disclosure requirements related to guarantees, which were effective for financial periods ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 during the fourth quarter of 2002. Additionally, FIN 45 outlines provisions for initial recognition and measurement of the liability incurred in providing a guarantee. The Company adopted the initial recognition and measurement requirements for all guarantees as of January 1, 2003. The initial adoption for the recognition and measurement requirements of FIN 45 did not have a significant impact on the results of operations or equity of the Company.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

In December of 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. CNA has adopted the disclosure provisions of this standard for all annual and interim financial statements. The Company has determined that it will not adopt the fair value based method of accounting for stock-based employee compensation in 2003.

The Company applies Accounting Policy Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its stock-based compensation plan. Under the recognition and measurement principles of APB 25, no stock-based compensation cost has been recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date.

In April of 2003 the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently in the process of evaluating the impact SFAS 149 may have on its Condensed Consolidated Financial Statements.

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

Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on surety bond claims, as well as on capital markets, and on the markets for directors and officers and errors and omissions coverages;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	regulatory limitations and restrictions upon the Company;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s books of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement practices;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratio through more efficacious claims handling techniques;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in the Company’s composition of operating segments;

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence of applicable terrorism legislation on coverages;

•	the occurrence of epidemics;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, and exposure to liabilities for environmental pollution and mass tort claims;

•	a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust is not established or is not approved through federal legislation, or, if established and approved, contains funding requirements in excess of the Company’s established loss reserve or carried loss reserve;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the level of success in integrating acquired businesses and operations, and in consolidating existing ones;

•	the possibility of changes in the Company’s ratings by ratings agencies and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.

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

The sensitivity analysis estimates the decline in the market value of the Company’s interest sensitive assets and liabilities that were held on March 31, 2003 and December 31, 2002 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at March 31, 2003 and December 31, 2002, with all other variables held constant.

CNA FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at March 31, 2003 and December 31, 2002 with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At March 31, 2003, a 10% and 25% decrease in the Index would result in a $271 million and $675 million decrease compared to $234 million and $585 million decrease at December 31, 2002, in the market value of the Company’s equity investments.

Of these amounts, under the 10% and 25% scenarios, $123 million and $307 million at March 31, 2003 and $113 million and $284 million at December 31, 2002 pertained to decreases in the market value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the market value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

CNA FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

The following tables present the estimated effects on the market value of the Company’s financial instruments at March 31, 2003 and December 31, 2002, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

Market Risk Scenario 1

		Increase (Decrease)

March 31, 2003	Market	Interest	Currency	Equity
(In millions)	Value	Rate Risk	Risk	Risk

Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$27,971	$(1,558)	$(39)	$(49)
Equity securities	553	—	(15)	(55)
Short-term investments	5,354	(5)	(12)	—
Limited partnerships	1,069	42	—	(44)
Other invested assets	263	—	—	—
Interest rate caps	1	1	—	—
Interest rate swaps	(1)	6	—	—
Other derivative securities	3	(58)	1	—

Total general account	35,213	(1,572)	(65)	(148)

Separate accounts:
Fixed maturity securities	1,848	(99)	—	—
Equity securities	107	—	—	(11)
Short-term investments	94	—	—	—
Other invested assets	363	—	—	(36)

Total separate accounts	2,412	(99)	—	(47)

Total securities held for other than trading purposes	37,625	(1,671)	(65)	(195)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	235	(4)	—	(1)
Equity securities	—	—	—	—
Short-term investments	236	—	—	—
Limited partnerships	339	—	—	(2)
Equity indexed futures	—	2	—	(73)
Other derivative securities	—	1	—	—

Total securities held for trading purposes	810	(1)	—	(76)

Total securities	$38,435	$(1,672)	$(65)	$(271)

Debt (carrying value)	$2,163	$(77)	$—	$—

CNA FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Market Risk Scenario 1

		Increase (Decrease)

December 31, 2002	Market	Interest	Currency	Equity
(In millions)	Value	Rate Risk	Risk	Risk

Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$26,275	$(1,629)	$(37)	$(10)
Equity securities	666	—	(20)	(67)
Short-term investments	7,008	(6)	(18)	—
Limited partnerships	1,060	41	—	(43)
Other invested assets	263	—	—	—
Interest rate caps	—	—	—	—
Interest rate swaps	—	5	—	—
Other derivative securities	21	(52)	1	(1)

Total general account	35,293	(1,641)	(74)	(121)

Separate accounts:
Fixed maturity securities	1,868	(96)	—	—
Equity securities	112	—	—	(11)
Short-term investments	110	—	—	—
Other invested assets	387	—	—	(39)

Total separate accounts	2,477	(96)	—	(50)

Total securities held for other than trading purposes	37,770	(1,737)	(74)	(171)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	145	(3)	—	—
Equity securities	6	—	—	(1)
Short-term investments	167	—	—	—
Limited partnerships	327	—	—	(2)
Equity indexed futures	—	1	—	(60)
Other derivative securities	—	—	—	—

Total securities held for trading purposes	645	(2)	—	(63)

Total securities	$38,415	$(1,739)	$(74)	$(234)

Debt (carrying value)	$2,292	$(86)	$—	$—

CNA FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

The following tables present the estimated effects on the market value of the Company’s financial instruments at March 31, 2003 and December 31, 2002, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.

Market Risk Scenario 2

		Increase (Decrease)

March 31, 2003	Market	Interest	Currency	Equity
(In millions)	Value	Rate Risk	Risk	Risk

Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$27,971	$(2,225)	$(78)	$(120)
Equity securities	553	—	(30)	(138)
Short-term investments	5,354	(7)	(24)	—
Limited partnerships	1,069	63	—	(110)
Other invested assets	263	—	—	—
Interest rate caps	1	1	—	—
Interest rate swaps	(1)	9	—	—
Other derivative securities	3	(90)	2	—

Total general account	35,213	(2,249)	(130)	(368)

Separate accounts:
Fixed maturity securities	1,848	(141)	—	—
Equity securities	107	—	—	(27)
Short-term investments	94	—	—	—
Other invested assets	363	—	—	(90)

Total separate accounts	2,412	(141)	—	(117)

Total securities held for other than trading purposes	37,625	(2,390)	(130)	(485)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	235	(6)	—	(2)
Equity securities	—	—	—	—
Short-term investments	236	—	—	—
Limited partnerships	339	—	—	(6)
Equity indexed futures	—	2	—	(182)
Other derivative securities	—	2	—	—

Total securities held for trading purposes	810	(2)	—	(190)

Total securities	$38,435	$(2,392)	$(130)	$(675)

Debt (carrying value)	$2,163	$(112)	$—	$—

CNA FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Market Risk Scenario 2

		Increase (Decrease)

December 31, 2002	Market	Interest	Currency	Equity
(In millions)	Value	Rate Risk	Risk	Risk

Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$26,275	$(2,430)	$(73)	$(24)
Equity securities	666	—	(41)	(166)
Short-term investments	7,008	(9)	(36)	—
Limited partnerships	1,060	62	—	(109)
Other invested assets	263	—	—	—
Interest rate caps	—	1	—	—
Interest rate swaps	—	7	—	—
Other derivative securities	21	(86)	2	(2)

Total general account	35,293	(2,455)	(148)	(301)

Separate accounts:
Fixed maturity securities	1,868	(137)	—	—
Equity securities	112	—	—	(28)
Short-term investments	110	—	—	—
Other invested assets	387	—	—	(97)

Total separate accounts	2,477	(137)	—	(125)

Total securities held for other than trading purposes	37,770	(2,592)	(148)	(426)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	145	(5)	—	(1)
Equity securities	6	—	—	(2)
Short-term investments	167	—	—	—
Limited partnerships	327	—	—	(5)
Equity indexed futures	—	2	—	(151)
Other derivative securities	—	—	—	—

Total securities held for trading purposes	645	(3)	—	(159)

Total securities	$38,415	$(2,595)	$(148)	$(585)

Debt (carrying value)	$2,292	$(125)	$—	$—

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

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information on CNA’s legal proceedings is set forth in Notes F and G of the Condensed Consolidated Financial Statements included under Part I, Item 1.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Description of Exhibit	Exhibit Number

Amendment to Employment Agreement between CNA Financial Corporation and Jonathan D. Kantor, dated March 20, 2003	10.14

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.2

(b)  Reports on Form 8-K

On March 19, 2003, CNA Financial Corporation issued a release providing information with respect to a revision of 4th quarter and year-end 2002 results.

On March 12, 2003, CNA Financial Corporation issued a release providing information with respect to certain reinsurance receivables.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: May 9, 2003	By	/s/ Robert V. Deutsch

Robert V. Deutsch
Executive Vice President and
Chief Financial Officer (Principal
Accounting Officer)

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

CERTIFICATIONS

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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 9, 2003	By	/s/ Stephen W. Lilienthal

Stephen W. Lilienthal
Chief Executive Officer

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

CERTIFICATIONS

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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 9, 2003	By	/s/ Robert V. Deutsch

Robert V. Deutsch
Chief Financial Officer