Form 10-Q
period 2003-06-30
CNA FINANCIAL CORP
filed 2003-08-08
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
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
Yes  ✓    No.....

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  ✓    No.....

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2003

Common Stock, Par value $2.50	223,613,811

CNA FINANCIAL CORPORATION
INDEX

CNA FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In millions, except share data)	2003	2002

Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $28,691 and $25,533)	$30,487	$26,275
Equity securities available-for-sale, at fair value (cost of $426 and $519)	647	666
Mortgage loans and real estate (less accumulated depreciation of $10 and $55)	35	57
Policy loans	179	180
Limited partnership investments	1,146	1,060
Other invested assets	17	47
Short-term investments, cost approximates fair value	5,335	7,008

Total investments	37,846	35,293
Cash	140	126
Reinsurance receivables (less allowance for doubtful accounts of $239 and $196)	13,114	12,500
Insurance receivables (less allowance for doubtful accounts of $203 and $156)	3,198	3,007
Accrued investment income	363	300
Receivables for securities sold	521	455
Deferred acquisition costs	2,620	2,551
Prepaid reinsurance premiums	1,461	1,345
Federal income taxes recoverable (includes $185 and $0 due from Loews Corporation)	179	—
Deferred income taxes	179	723
Property and equipment at cost (less accumulated depreciation of $780 and $771)	358	369
Goodwill and other intangible assets	172	174
Other assets	1,744	1,785
Separate account business	3,429	3,103

Total assets	$65,324	$61,731

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$27,944	$27,370
Unearned premiums	5,198	4,820
Future policy benefits	7,759	7,409
Policyholders’ funds	550	580
Collateral on loaned securities and derivatives	985	552
Payables for securities purchased	1,155	464
Participating policyholders’ funds	128	119
Short term debt	292	420
Long term debt	1,866	1,872
Reinsurance balances payable	2,840	2,763
Federal income taxes payable (includes $0 and $13 due to Loews Corporation)	—	29
Other liabilities	2,595	2,573
Separate account business	3,429	3,103

Total liabilities	54,741	52,074

Commitments and contingencies (Notes F, G, I, L and M)
Minority interest	265	256
Stockholders’ equity:
Preferred stock (Series H, no par value; $100,000 stated value; 12,500,000 shares authorized; 7,500 shares issued and outstanding, held by Loews Corporation)	750	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 225,850,270 shares issued; and 223,608,868 shares outstanding)	565	565
Additional paid-in capital	1,031	1,031
Retained earnings	6,746	6,593
Accumulated other comprehensive income	1,370	604
Treasury stock (2,241,402 shares), at cost	(70)	(70)

	10,392	9,473
Notes receivable for the issuance of common stock	(74)	(72)

Total stockholders’ equity	10,318	9,401

Total liabilities and stockholders’ equity	$65,324	$61,731

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months		Six months

	2003	2002	2003	2002
Period ended June 30
(In millions, except per share data)		Restated (a)		Restated (a)
Revenues
Net earned premiums	$2,197	$2,826	$4,578	$5,663
Net investment income	427	502	859	928
Realized investment gains (losses), net of participating policyholders’ and minority interests	378	(162)	302	(161)
Other revenues	97	146	205	328

Total revenues	3,099	3,312	5,944	6,758

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	2,067	2,382	3,937	4,692
Amortization of deferred acquisition costs	481	462	939	902
Other operating expenses	441	392	820	883
Interest	33	38	67	75

Total claims, benefits and expenses	3,022	3,274	5,763	6,552

Income from continuing operations before income tax and minority interest	77	38	181	206
Income tax expense	(5)	(2)	(23)	(53)
Minority interest	(2)	(5)	(5)	(10)

Income from continuing operations	70	31	153	143
Loss from discontinued operations, net of tax of $9	—	—	—	(35)

Income before cumulative effect of a change in accounting principle	70	31	153	108
Cumulative effect of a change in accounting principle, net of tax of $7	—	—	—	(57)

Net income	$70	$31	$153	$51

Basic and Diluted Earnings Per Share
Income from continuing operations	$0.25	$0.14	$0.55	$0.65
Loss from discontinued operations, net of tax	—	—	—	(0.16)

Income before cumulative effect of a change in accounting principle	0.25	0.14	0.55	0.49
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.26)

Basic and diluted earnings per share available to common stockholders	$0.25	$0.14	$0.55	$0.23

Weighted average outstanding common stock and common stock equivalents	223.6	223.6	223.6	223.6

(a) See Note O.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	2003	2002
Six months ended June 30
(In millions)		Restated (a)
Cash Flows from Operating Activities
Net income	$153	$51
Adjustments to reconcile net income to net cash flows provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	57
Minority interest	5	10
Loss on disposal of property and equipment	18	7
Deferred income tax provision	131	(36)
Realized investment (gains) losses, net of participating policyholders’ and minority interests	(302)	161
Realized loss on disposition of discontinued operations, net of tax	—	37
Equity method income	(97)	(47)
Amortization of bond discount	(33)	(65)
Depreciation	44	52
Changes in:
Receivables, net	(805)	13
Deferred acquisition costs	(97)	(92)
Accrued investment income	(63)	(24)
Federal income taxes recoverable/payable	(208)	696
Prepaid reinsurance premiums	(116)	(228)
Reinsurance balances payable	77	(4)
Insurance reserves	1,276	(225)
Other, net	132	72

Total adjustments	(38)	384

Net cash flows provided by operating activities	115	435

Cash Flows from Investing Activities
Purchases of fixed maturity securities	(34,111)	(32,543)
Proceeds from fixed maturity securities:
Sales	28,924	30,109
Maturities, calls and redemptions	3,062	1,175
Purchases of equity securities	(151)	(448)
Proceeds from sales of equity securities	265	516
Change in short-term investments	1,722	(317)
Change in collateral on loaned securities and derivatives	433	1,148
Change in other investments	(3)	(63)
Purchases of property and equipment	(54)	(36)
Dispositions	(44)	71
Other, net	5	(22)

Net cash flows provided (used) by investing activities	48	(410)

Net Cash Flows from Financing Activities
Principal payments on debt	(135)	—
Return of policyholder account balances on investment contracts	(13)	(26)
Other	(1)	4

Net cash flows used by financing activities	(149)	(22)

Net change in cash and cash equivalents	14	3
Cash and cash equivalents, beginning of period	126	142

Cash and cash equivalents, end of period	$140	$145

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	$69	$75
Federal income taxes	81	(625)
Non-cash transactions:
Notes receivable for the issuance of common stock	1	1

(a) See Note O.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A. Basis of Presentation

The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries, which include property and casualty insurance companies (principally Continental Casualty Company (CCC) and The Continental Insurance Company (CIC)) and life and group insurance companies (principally Continental Assurance Company (CAC), Valley Forge Life Insurance Company (VFL) and CNA Group Life Assurance Company (CNAGLA)), collectively CNA or the Company. As of June 30, 2003, Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF.

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

The interim financial data as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.

As a result of a routine review of the Company’s periodic filings by the Division of Corporation Finance of the SEC, the Company has restated its results of operations for the three and six months ended June 30, 2002. The restated financial statements reflect an adjustment to the Company’s historical accounting for its investment in life settlement contracts and the related revenue recognition. See Note O for further discussion.

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

During 2002, the Company completed its initial goodwill impairment testing and recorded a $64 million pretax, or $57 million after-tax, impairment charge. In accordance with SFAS 142, the impairment charge, which consisted of a $51 million pretax, or $48 million after-tax, charge in Specialty Lines, a $12 million pretax, or $8 million after-tax, charge in Life Operations, and a $1 million pretax, or $1 million after-tax, charge in Corporate and Other, was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. Goodwill and indefinite-lived intangible assets are tested for impairment annually and when certain triggering events require such tests.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Any future impairment losses incurred will be reported in results of operations. Goodwill of $152 million and $154 million as of June 30, 2003 and December 31, 2002 represents the excess of purchase price over fair value of the net assets of acquired entities. Other intangible assets were $20 million as of June 30, 2003 and December 31, 2002.

In November of 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements of Financial Accounting Standards No. 5, 57, and 107 and rescission of FASB Interpretation No. 34) (FIN 45). FIN 45 clarifies the requirements of FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5) relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 provides for additional disclosure requirements related to guarantees which were effective for financial periods ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 during the fourth quarter of 2002. Additionally, FIN 45 outlines provisions for initial recognition and measurement of the liability incurred in providing a guarantee. The Company adopted the initial recognition and measurement requirements for all guarantees as of January 1, 2003. The initial adoption of the recognition and measurement requirements of FIN 45 did not have a significant impact on the results of operations or equity of the Company.

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

In April of 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently in the process of evaluating the impact SFAS 149 may have on its Condensed Consolidated Financial Statements.

In May of 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer of financial instruments classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS 150 modifies the accounting and financial statement disclosures of certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 affects the issuer’s accounting for three types of financial instruments that are required to be accounted for as liabilities.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. For all financial instruments entered into prior to May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003, which for CNA begins July 1, 2003. The Company does not have any financial instruments outstanding to which the provisions of SFAS 150 apply; therefore, the adoption of SFAS 150 is not expected to have any impact on the results of operations or equity of the Company.

Note C. Earnings Per Share

The computation of earnings per share was as follows.

Earnings Per Share

	Three Months		Six Months

Period ended June 30	2003	2002	2003	2002
(In millions, except per share amounts)
Income from continuing operations	$70	$31	$153	$143
Less: preferred stock dividend (accumulated but undeclared)	(15)	—	(30)	—

Income from continuing operations available to common stockholders	55	31	123	143
Loss from discontinued operations, net of tax	—	—	—	(35)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(57)

Net income available to common stockholders	$55	$31	$123	$51

Weighted average outstanding common stock and common stock equivalents	223.6	223.6	223.6	223.6
Effect of dilutive securities, employee stock options	—	—	—	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	223.6	223.6	223.6	223.6

Basic and diluted earnings per share available to common stockholders	$0.25	$0.14	$0.55	$0.23

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its stock-based compensation plan. Under the recognition and measurement principles of APB 25, no stock-based compensation cost has been recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The following table illustrates the pro forma effect on net income and earnings per share, had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation under the Company’s stock-based compensation plans.

Pro Forma Effect of SFAS 123 on Net Income and Earnings Per Share

	Three Months		Six Months

Period ended June 30	2003	2002	2003	2002
(In millions, except per share amounts)
Net income	$70	$31	$153	$51
Less: Total stock-based compensation cost determined under the fair value method, net of tax	(1)	—	(1)	—

Pro forma net income	$69	$31	$152	$51

Basic and diluted earnings per share	$0.25	$0.14	$0.55	$0.23

Basic and diluted earnings per share, pro forma	$0.25	$0.14	$0.55	$0.23

Note D. Investments

The significant components of net investment income are presented in the following table.

Net Investment Income

	Three Months		Six Months

Period ended June 30	2003	2002	2003	2002
(In millions)
Fixed maturity securities	$422	$496	$842	$943
Short term investments	12	11	32	27
Limited partnerships	75	37	98	44
Equity securities	4	8	9	15
Interest on funds withheld and other deposits	(93)	(57)	(140)	(115)
Other	18	19	43	40

Gross investment income	438	514	884	954
Investment expense	(11)	(12)	(25)	(26)

Net investment income	$427	$502	$859	$928

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The components of net realized investment results are presented in the following table.

Net Realized Investment Gains (Losses)

	Three Months		Six Months

Period ended June 30	2003	2002	2003	2002
(In millions)
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$37	$44	$75	$49
Corporate and other taxable bonds	244	(258)	126	(249)
Tax-exempt bonds	76	14	95	16
Asset-backed bonds	23	19	41	28
Redeemable preferred stock	(5)	(1)	(10)	(15)

Total fixed maturity securities	375	(182)	327	(171)
Equity securities	58	42	58	49
Derivative securities	(55)	(13)	(77)	(34)
Short term investments	6	10	10	10
Other invested assets	(4)	(18)	(17)	(14)

Total realized investment gains (losses)	380	(161)	301	(160)
Allocated to participating policyholders’ and minority interests	(2)	(1)	1	(1)
Income tax (expense) benefit	(129)	57	(102)	58

Net realized investment gains (losses)	$249	$(105)	$200	$(103)

Net realized investment results included $31 million and $292 million of pretax impairment losses for the three months ended June 30, 2003 and 2002 and $286 million and $310 million of pretax impairment losses for the six months ended June 30, 2003 and 2002. The impairment losses for the three and six months ended June 30, 2003 were recorded across several sectors, including the airline, healthcare and energy industries. For the three and six months ended June 30, 2002, the impairment losses were recorded primarily in the communications sector.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

A summary of the recognized (losses) gains related to derivative financial instruments follows.

Derivative Financial Instruments Recognized (Losses) Gains

	Three Months		Six Months

Period ended June 30	2003	2002	2003	2002
(In millions)
General account
Swaps	$(12)	$13	$(12)	$12
Futures sold, not yet purchased	(39)	(1)	(39)	(1)
Forwards	1	(16)	1	(13)
Commitments to purchase government and municipal securities	(7)	(1)	(18)	(15)
Equity warrants	—	—	—	(1)
Collateralized debt obligation liabilities	2	(8)	(9)	(16)
Options embedded in convertible debt securities	43	(48)	9	(64)

Total	$(12)	$(61)	$(68)	$(98)

Separate accounts
Futures purchased	$112	$(112)	$75	$(114)
Futures sold, not yet purchased	(1)	—	(1)	—
Commitments to purchase government and municipal securities	—	2	—	2
Options purchased	(1)	(1)	(1)	(2)
Options written	—	(1)	1	—

Total	$110	$(112)	$74	$(114)

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows.

Derivative Financial Instruments

	Contractual/
June 30, 2003	Notional
(In millions)	Amount	Asset	(Liability)

General account
Swaps	$3,169	$—	$(12)
Interest rate caps	500	—	—
Futures sold, not yet purchased	13	—	—
Forwards	78	1	—
Commitments to purchase government and municipal securities	425	—	(4)
Equity warrants	15	—	—
Collateralized debt obligation liabilities	125	—	(22)
Options purchased	5	—	—
Synthetic guaranteed investment contracts	379	—	—
Options embedded in convertible debt securities	893	185	—

Total	$5,602	$186	$(38)

Separate accounts
Futures purchased	$917	$—	$—
Futures sold, not yet purchased	12	—	—
Options purchased	34	—	—
Options written	65	—	(1)

Total	$1,028	$—	$(1)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

Fair Value Hedges

The Company’s hedging activities primarily involve hedging interest rate and foreign currency risks on various assets and liabilities. For the three and six months ended June 30, 2003, there was no ineffective portion of fair value hedges that resulted in realized gains or losses. The ineffective portion of fair value hedges resulted in realized losses of less than $1 million for the three and six months ended June 30, 2002.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

California Wage and Hour Litigation

In Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 (coordinated), two former CNA employees, filed lawsuits on behalf of purported classes of CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. The cases were coordinated and an amended complaint was filed which alleges overtime claims under California law over a four-year period. In June 2002, the Company filed a responsive pleading denying the material allegations of the amended complaint. The Company intends to defend this case vigorously. Due to the recent commencement of discovery and the uncertainty of how the courts may interpret California law as applied to the facts of these cases, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. Based on facts and circumstances presently known,

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

however, in the opinion of management, the outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

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

Environmental Pollution and Mass Tort and Asbestos (APMT) Litigation

CNA is also a party to litigation and claims related to APMT cases arising in the ordinary course of business. See Note G for further discussion.

Other Litigation

CNA is also a party to other litigation arising in the ordinary course of business. Based on the facts and circumstances currently known, such other litigation will not, in the opinion of management, materially affect the results of operations or equity of CNA.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

APMT Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to APMT claims.

Establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial, and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of management. Accordingly, a high degree of uncertainty remains for the Company’s ultimate liability for APMT claim and claim adjustment expenses.

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; a further increase in asbestos and environmental claims which cannot now be anticipated; continued increase in mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; the role the exhaustion of primary limits for certain accounts and increased demands on any umbrella or excess policies the Company has issued; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims.

Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, it may be necessary for the Company to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

Since 1999, CNA has performed semi-annual ground-up reviews of all open APMT claims to evaluate the adequacy of the Company’s APMT reserves. The completion of a comprehensive ground up analysis of its APMT exposures, previously scheduled for the second quarter, will be completed in the third quarter of 2003. Significant resources were dedicated to the proposed national asbestos reform legislation and to

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

support regulatory reviews. As such, the Company plans to complete its more formal and comprehensive analysis in the third quarter of 2003. The Company considers input from its analyst professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of the Company, and its actuarial staff. These professionals review, among many factors, the policyholder’s present and future exposures, including such factors as claims volume, trial conditions, settlement demands and defense costs; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

Due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to the Company’s business, results of operations, equity, insurer financial strength and debt ratings.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

Environmental Pollution and Mass Tort and Asbestos

	June 30, 2003		December 31, 2002

	Environmental		Environmental
	Pollution and		Pollution and
	Mass Tort	Asbestos	Mass Tort	Asbestos
(In millions)
Gross reserves	$780	$1,662	$830	$1,758
Ceded reserves	(299)	(501)	(313)	(527)

Net reserves	$481	$1,161	$517	$1,231

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2002 or during the first six months of 2003, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

During 2002 and continuing into 2003, mass tort claims arising from alleged injury due to exposure to silica and silica containing products have been increasing. The Company is monitoring silica mass tort claims to assess what, if any, impact the increased claims may have on mass tort reserves. As to other mass tort sub-types, the Company has not experienced material negative development either in the number of claims or in the emergence of new policyholders seeking coverage for known mass tort sub-types.

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

As of June 30, 2003 and December 31, 2002, CNA carried approximately $481 million and $517 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the three and six months ended June 30, 2003 and 2002. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $36 million and $58 million for the six months ended June 30, 2003 and 2002.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. The Company has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, the Company aggressively litigates the claim. Adverse developments with respect to such matters discussed in this report could have a material adverse effect on CNA’s results of operations or equity.

Certain asbestos litigations in which CNA is currently engaged are described below:

On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow – Liptak Corporation. Under the agreement, CNA will be required to pay $74 million, net of reinsurance recoveries, over a ten year period. The settlement resolves CNA’s liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow – Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement is subject to bankruptcy court approval and confirmation of a bankruptcy plan containing a channeling injunction to protect CNA from any future claims.

CNA is engaged in insurance coverage litigation with underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (Keasbey) in New York State court (Continental Casualty Co. v. Nationwide Indemnity Co. et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. (Burns & Roe). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970.

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International Inc. (Honeywell). Honeywell faces approximately 50,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, that even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio action, plaintiffs allege the defendants negligently performed duties undertaken to protect the public from the effects of asbestos (Varner v. Ford Motor Co., et al., (Cuyahoga County, Ohio)). Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al., (District Court of Nueces County, Texas)). CNA has been named in Adams v. Aetna, Inc., et al., (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. A direct action has also been filed in Montana (Pennock, et al. v. Maryland Casualty, et al., First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that CNA failed to fulfill its obligations as W.R. Grace’s Workers Compensation carrier because of the alleged negligent failure of CNA to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. This action is currently stayed as to CNA because of W.R. Grace’s pending bankruptcy. On July 23, 2003, the stay of the litigation was lifted by the District Court as to Maryland Casualty. The time for an appeal by Maryland Casualty has not expired. The stay of the litigation may also be lifted as to CNA.

CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA’s business, insurer financial strength and debt ratings and equity.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any CNA excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of management and consideration of many complex factors, including: inconsistency of court decisions, jury attitudes and future court decisions; specific policy provisions; allocation of liability among insurers and insureds; missing policies and proof of coverage; the proliferation of bankruptcy proceedings and attendant uncertainties; novel theories asserted by policyholders and their counsel; the targeting of a broader range of businesses and entities as defendants; the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims; volatility in claim numbers and settlement demands; increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims; the efforts by insureds to obtain coverage not subject to aggregate limits; long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; medical inflation trends; the mix of asbestos-related diseases presented and the ability to recover reinsurance.

The Company is also monitoring possible legislative reforms, including the possible creation of a national privately financed trust, which if established and approved through federal legislation, could replace litigation of asbestos claims with payments to claimants from the trust. It is uncertain at the present time whether such a trust will be created or, if it is, what will be the terms and conditions of its establishment or its impact on the Company.

As of June 30, 2003 and December 31, 2002, CNA carried approximately $1,161 million and $1,231 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos-related net claim and claim adjustment expense reserve development for the three and six months ended June 30, 2003 and 2002. The Company paid asbestos-related claims, net of reinsurance, of $70 million for the six months ended June 30, 2003 and had net reinsurance recoveries of $15 million for the six months ended June 30, 2002.

Other Reserves

Net unfavorable prior year development of $522 million, including $358 million of unfavorable claim and allocated claim adjustment expense reserve development and $164 million of unfavorable premium development, was recorded for the six months ended June 30, 2003. The net unfavorable prior year reserve development not associated with the unfavorable premium development was recorded principally in the property and casualty companies. A brief summary of these lines of business and the associated reserve development is discussed below.

The gross carried claim and claim adjustment expense reserves for Standard Lines were $11,793 million and $11,576 million at June 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserves for Standard Lines were $7,127 million and $7,262 million at June 30, 2003 and December 31, 2002.

Unfavorable net prior year development of approximately $310 million, including $233 million of unfavorable claim and allocated claim adjustment expense reserve development and $77 million of unfavorable premium development, was recorded for large account business, driven by workers

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

compensation exposures. This development resulted from the completion of reserve reviews for large account business where the insured is often responsible for a portion of the losses and claims are handled by the Company. The review did not cover the large account business where the claims are handled by a third-party administrator. Initial reserves for this business are set based on the expected losses associated with the individual accounts covered and the terms of the individual plans. Based on analyses completed during the second quarter, it became apparent that the assumptions regarding the number and size of the losses, which were used to estimate the expected losses, were no longer appropriate. The analysis showed that the actual number of claims and the average claim size were larger than expected. The development was recorded in accident years prior to 2002.

Approximately $21 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from a program covering facilities that provide services to developmentally disabled individuals. The development was due to an increase in the size of known claims and increases in policyholder defense costs. The reserve development was recorded in accident years prior to 2001.

Approximately $25 million of unfavorable net prior year premium development was recorded related to a second quarter 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, the Company recorded approximately $36 million of unfavorable claim and allocated claim adjustment expense reserve development, which was ceded under the contract. The development was recorded in accident year 2000.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $36 million was recorded for a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year. The Company had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, the Company ceased writing business under this program.

Offsetting these unfavorable developments was a $75 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit is comprised of $180 million of ceded losses and $105 million of ceded premiums for accident years 2000 and 2001. See Note H for further discussion.

Favorable prior year claim and allocated claim adjustment expense reserve development was also recorded in property lines during 2003. The favorable reserve development was principally from accident years 2001 and 2002 and was the result of the lower than expected number of large losses in recent years.

The gross carried claim and claim adjustment expense reserves for Specialty Lines were $6,085 million and $5,874 million at June 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserves for Specialty Lines were $3,467 million and $3,373 million at June 30, 2003 and December 31, 2002.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75 million was recorded related to a recent adverse arbitration decision involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which the Company was a participant. The loss was caused by a fire which occurred in 1995. The Company no longer participates in this pool.

Approximately $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded for directors and officers exposures. The reserve development was a

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development was recorded primarily in accident years 2001 and 2002.

Approximately $37 million of losses were recorded as the result of a commutation of three ceded reinsurance treaties covering CNA HealthPro, relating to accident years 1999 through 2001. See Note H for further discussion.

Approximately $21 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the Surety line of business as the result of recent developments on one large claim.

The gross carried claim and claim adjustment expense reserves for CNA Re were $2,064 million and $2,264 million at June 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserves for CNA Re were $1,217 million and $1,362 million at June 30, 2003 and December 31, 2002.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25 million was recorded primarily for directors and officers exposures. The reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development was recorded in accident years 2000 and 2001.

Offsetting this unfavorable development was a $10 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit is comprised of $24 million of ceded losses and $14 million of ceded premiums for accident years 2000 and 2001. See Note H for further discussion.

Note H. Reinsurance

CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business.

Interest cost on reinsurance contracts accounted for on a funds withheld basis is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $93 million and $57 million for the three months ended June 30, 2003 and 2002 and $140 million and $115 million for the six months ended June 30, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,500 million and $2,766 million at June 30, 2003 and December 31, 2002.

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

As disclosed in CNAF’s Form 10-K filed with the SEC for the year ended December 31, 2002, the Company has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. One of the Company’s principal credit exposures from these recent events arises from reinsurance receivables from Gerling Global (Gerling).

The Company has been in discussions with Gerling with respect to resolving a dispute concerning possession of collateral on three CNA HealthPro treaties, and is in discussions regarding a possible commutation of all other reinsurance arrangements between CNA and Gerling. The three CNA HealthPro treaties were commuted as of June 30, 2003, which resulted in a $37 million pretax loss.

Life premiums are primarily from long duration contracts; property and casualty premiums and accident and health premiums are primarily from short duration contracts.

The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

Six months ended June 30
(In millions)	Direct	Assumed	Ceded	Net

2003
Property and casualty	$5,281	$376	$2,222	$3,435
Accident and health	790	55	29	816
Life	529	9	211	327

Total earned premiums	$6,600	$440	$2,462	$4,578

2002
Property and casualty	$4,882	$409	$1,897	$3,394
Accident and health	1,860	75	4	1,931
Life	538	18	218	338

Total earned premiums	$7,280	$502	$2,119	$5,663

The Company has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

During the second quarter of 2003, as a result of the unfavorable reserve development recorded related to accident year 2000, losses of $78 million were ceded under the first section of the Aggregate Cover. In 2001, as a result of reserve additions including those related to accident year 1999, the $500 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510 million were ceded under the second section as a result of losses related to the September 11, 2001 World Trade Center Disaster and related events (WTC event).

The impact of the Aggregate Cover on pretax results of operations was as follows:

Impact of Aggregate Cover on Pretax Results of Operations

	Three Months		Six Months
Period ended June 30
(In millions)	2003	2002	2003	2002

Ceded earned premiums	$(28)	$—	$(28)	$—
Ceded claim and claim adjustment expense	78	—	78	—
Interest charges	(22)	(12)	(35)	(25)

Pretax benefit (expense)	$28	$(12)	$15	$(25)

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $760 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $745 million have been ceded under the CCC Cover through June 30, 2003.

The impact of the CCC Cover on pretax results of operations was as follows:

Impact of CCC Cover on Pretax Results of Operations

	Three Months		Six Months
Period ended June 30
(In millions)	2003	2002	2003	2002

Ceded earned premiums	$(91)	$—	$(91)	$(61)
Ceded claim and claim adjustment expense	126	—	126	93
Interest charges	(27)	(6)	(35)	(16)

Pretax benefit (expense)	$8	$(6)	$—	$16

Note I. Commitments, Contingencies and Guarantees

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of June 30, 2003 and December 31, 2002 there were approximately $195 million and $222 million of outstanding letters of credit.

The Company has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

credit guarantees remain in effect. The Company would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30 million at June 30, 2003.

The Company is obligated to make future payments totaling $360 million for non-cancelable operating leases expiring from 2003 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $41 million in 2003; $67 million in 2004; $58 million in 2005; $48 million in 2006; and $146 million in 2007 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $24 million. Estimated future minimum purchases under these contracts are as follows: $6 million in 2003; $13 million in 2004; and $5 million in 2005.

The Company holds an investment in a real estate joint venture. In the normal course of business, CNA, on a joint and several basis with other unrelated insurance company shareholders, has committed to continue funding the operating deficits of this joint venture. Additionally, CNA and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016.

The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at June 30, 2003 that the Company could be required to pay under this guarantee are approximately $324 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

The Company has recorded a liability of approximately $9 million and $10 million as of June 30, 2003 and December 31, 2002 for its share of estimated future operating deficits of this joint venture through 2016.

The Company has a commitment to purchase up to a $100 million floating rate note issued by the California Earthquake Authority in the event of an earthquake during calendar year 2003 that results in California earthquake related losses greater than $4.2 billion.

CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2003. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7 million at June 30, 2003.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

As of June 30, 2003 and December 31, 2002, the Company had committed approximately $97 million and $141 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of June 30, 2003, the Company had commitments to purchase $157 million and commitments to sell $46 million of various bank loan participations.

In the normal course of investing activities, CCC had committed approximately $51 million as of June 30, 2003 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

In the ordinary course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from six months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2003, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $375 million.

In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2003, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. The Company has recorded approximately $15 million of liabilities related to these quantifiable and unquantifiable indemnification agreements.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note J. Comprehensive Income

Comprehensive income is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)

	Three Months		Six Months
Period ended June 30
(In millions)	2003	2002	2003	2002

Net income	$70	$31	$153	$51

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains (losses) arising during the period	755	281	963	(157)
Net unrealized gains/losses at beginning of period included in realized gains during the period	53	48	169	40

Net change in unrealized gains/losses on general account investments	808	329	1,132	(117)
Net change in unrealized gains/losses on separate accounts and other	25	34	41	12
Foreign currency translation adjustment	10	(21)	21	(8)
Allocation to participating policyholders’ and minority interests	(15)	(2)	(15)	3

Other comprehensive income (loss), before tax	828	340	1,179	(110)
Deferred income tax (expense) benefit related to other comprehensive income (loss)	(285)	(131)	(413)	58

Other comprehensive income (loss), net of tax	543	209	766	(52)

Total comprehensive income (loss)	$613	$240	$919	$(1)

Note K. Business Segments

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

In the following four tables, certain GAAP and non-GAAP financial measures are presented to provide information used by management to monitor the Company’s operating performance. Management utilizes various financial measures to monitor the Company’s insurance operations and investment portfolio. Net operating income, which is derived from certain income statement amounts, is considered a non-GAAP financial measure and is used by management to monitor performance of the Company’s insurance operations. The Company’s investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions related to the sale or impairment of investments that produce realized gains and losses. Net realized investment gains and losses, which are comprised of after tax realized investment gains and losses net of participating policyholders’ and minority interests, are a non-GAAP financial measure.

Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) gains or losses from discontinued operations and any 3) cumulative effects of changes in accounting principles. In the calculation of net operating income, management excludes after-tax net realized investment gains or losses because net realized investment gains or losses related to the Company’s available-for-sale investment portfolio are largely discretionary, except for losses related to other-than-temporary impairments, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in insurance operations.

Management excludes after-tax net realized investment gains or losses when analyzing the insurance operations because net realized investment gains or losses related to the Company’s available-for-sale investment portfolio are largely discretionary, except for losses related to other-than-temporary impairments, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance.

The Company’s investment portfolio is monitored by management through analyses of various factors including unrealized gains and losses on securities, portfolio duration and exposure to interest rate, market and credit risk. Based on such analyses, the Company may impair an investment security in accordance with its policy, or sell a security. Such activities will produce realized gains and losses.

While management uses various non-GAAP financial measures to monitor various aspects of the Company’s performance, relying on any measure other than net income, which is the most directly comparable GAAP measure to net operating income and realized gains and losses, is not a complete representation of financial performance. Management believes that its process of evaluating performance through the use of these non-GAAP financial measures provides a basis for understanding the operations and the impact on net income as a whole. Management also believes that investors find these non-GAAP financial measures described above useful to help interpret the underlying trends and performance, as well as to provide visibility into the significant components of net income.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the three months ended
June 30, 2003	Standard	Specialty		Group	Life	Corporate	Elimi-
(In millions)	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total

Net earned premiums	$823	$664	$134	$329	$263	$11	$(27)	$2,197
Net investment income	84	79	22	70	133	39	—	427
Other revenues	59	26	—	15	19	10	(32)	97

Total operating revenues	966	769	156	414	415	60	(59)	2,721
Claims, benefits and expenses	1,206	853	139	377	392	114	(59)	3,022

Operating (loss) income before income tax and minority interest	(240)	(84)	17	37	23	(54)	—	(301)
Income tax benefit (expense) on operating income	96	28	(4)	(11)	(6)	21	—	124
Minority interest	—	(2)	—	—	—	—	—	(2)

Net operating (loss) income	(144)	(58)	13	26	17	(33)	—	(179)
Realized investment gains, net of participating policyholders’ and minority interests	169	79	33	20	28	49	—	378
Income tax expense on realized investment gains	(59)	(24)	(11)	(7)	(10)	(18)	—	(129)

Net (loss) income	$(34)	$(3)	$35	$39	$35	$(2)	$—	$70

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the three months ended
June 30, 2002	Standard	Specialty		Group	Life	Corporate	Elimi-
(In millions)	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total

Net earned premiums	$1,032	$535	$168	$820	$234	$44	$(7)	$2,826
Net investment income	134	75	48	62	137	46	—	502
Other revenues	80	33	—	26	25	15	(33)	146

Total operating revenues	1,246	643	216	908	396	105	(40)	3,474
Claims, benefits and expenses	1,197	575	183	871	354	134	(40)	3,274

Operating income (loss) before income tax and minority interest	49	68	33	37	42	(29)	—	200
Income tax (expense) benefit on operating income	(9)	(23)	(9)	(12)	(15)	9	—	(59)
Minority interest	—	(5)	—	—	—	—	—	(5)

Net operating income (loss)	40	40	24	25	27	(20)	—	136
Realized investment losses, net of participating policyholders’ and minority interests	(31)	(26)	(6)	(27)	(53)	(19)	—	(162)
Income tax benefit on realized investment losses	10	9	2	9	18	9	—	57

Net income (loss)	$19	$23	$20	$7	$(8)	$(30)	$—	$31

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the six months ended
June 30, 2003	Standard	Specialty		Group	Life	Corporate	Elimi-
(In millions)	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total

Net earned premiums	$1,862	$1,288	$287	$644	$519	$32	$(54)	$4,578
Net investment income	194	149	46	133	264	73	—	859
Other revenues	130	46	1	33	43	17	(65)	205

Total operating revenues	2,186	1,483	334	810	826	122	(119)	5,642
Claims, benefits and expenses	2,385	1,500	281	744	788	184	(119)	5,763

Operating (loss) income before income tax and minority interest	(199)	(17)	53	66	38	(62)	—	(121)
Income tax benefit (expense) on operating income	90	10	(15)	(21)	(11)	26	—	79
Minority interest	—	(5)	—	—	—	—	—	(5)

Net operating (loss) income	(109)	(12)	38	45	27	(36)	—	(47)
Realized investment gains (losses), net of participating policyholders’ and minority interests	182	66	42	(32)	(23)	67	—	302
Income tax (expense) benefit on realized investment gains (losses)	(64)	(22)	(11)	11	8	(24)	—	(102)

Net income	$9	$32	$69	$24	$12	$7	$—	$153

As of June 30, 2003 (In millions)
Reinsurance and insurance receivables, net	$7,714	$3,065	$1,139	$291	$991	$3,112	$—	$16,312
Insurance reserves:
Claim and claim adjustment expense	$11,793	$6,085	$2,064	$1,468	$1,457	$5,077	$—	$27,944
Unearned premiums	1,982	1,868	253	11	156	936	(8)	5,198
Future policy benefits	—	—	—	615	6,808	336	—	7,759
Policyholders’ funds	33	2	—	452	62	1	—	550
Deferred acquisition costs	$450	$332	$54	$112	$1,672	$—	$—	$2,620

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the six months ended
June 30, 2002	Standard	Specialty		Group	Life	Corporate	Elimi-
(In millions)	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total

Net earned premiums	$2,048	$1,043	$305	$1,725	$474	$81	$(13)	$5,663
Net investment income	237	135	81	123	271	81	—	928
Other revenues	163	87	1	45	55	50	(73)	328

Total operating revenues	2,448	1,265	387	1,893	800	212	(86)	6,919
Claims, benefits and expenses	2,393	1,134	295	1,829	710	277	(86)	6,552

Operating income (loss) from continuing operations before income tax and minority interest	55	131	92	64	90	(65)	—	367
Income tax (expense) benefit on operating income	(5)	(47)	(28)	(21)	(32)	22	—	(111)
Minority interest	—	(10)	—	—	—	—	—	(10)

Net operating income (loss) from continuing operations	50	74	64	43	58	(43)	—	246
Realized investment (losses) gains, net of participating policyholders’ and minority interests	(24)	(31)	3	(17)	(42)	(50)	—	(161)
Income tax benefit on realized investment gains (losses)	8	10	1	5	15	19	—	58
Loss from discontinued operations, net of tax of $9	—	—	—	—	(35)	—	—	(35)
Cumulative effect of a change in accounting principle, net of tax of $7	—	(48)	—	—	(8)	(1)	—	(57)

Net income (loss)	$34	$5	$68	$31	$(12)	$(75)	$—	$51

As of December 31, 2002 (In millions)
Reinsurance and insurance receivables, net	$6,987	$3,214	$1,170	$275	$954	$2,907	$—	$15,507
Insurance reserves:
Claim and claim adjustment expense	$11,576	$5,874	$2,264	$1,400	$1,409	$4,847	$—	$27,370
Unearned premiums	1,811	1,763	195	7	149	908	(13)	4,820
Future policy benefits	—	—	—	571	6,503	335	—	7,409
Policyholders’ funds	47	3	—	470	63	(3)	—	580
Deferred acquisition costs	$421	$319	$47	$107	$1,657	$—	$—	$2,551

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The following table provides revenue by line of business for each reportable segment.

Revenue by Line of Business

	Three months		Six months
Period ended June 30
(In millions)	2003	2002	2003	2002

Standard Lines
Property and Casualty	$728	$803	$1,491	$1,614
Excess & Surplus	407	412	877	810

Standard Lines revenue	1,135	1,215	2,368	2,424

Specialty Lines
Professional Liability Insurance (CNA Pro)	424	271	778	514
CNA Global	245	194	451	415
CNA Guaranty & Credit	2	—	—	1
Surety	92	82	172	161
Warranty	85	70	148	143

Specialty Lines revenue	848	617	1,549	1,234

CNA Re	189	210	376	390

Group Operations
Group Benefits	393	318	732	655
Institutional Markets & Other	41	26	46	68
Federal Markets	—	537	—	1,153

Group Operations revenue	434	881	778	1,876

Life Operations revenue	443	343	803	758

Corporate and Other revenue	109	86	189	162

Intersegment eliminations	(59)	(40)	(119)	(86)

Total revenue	$3,099	$3,312	$5,944	$6,758

Note L. Significant Transactions

Third Party Risk Management Business

During the second quarter of 2003, the Company entered into an agreement, whereby Cunningham Lindsey, U.S. (Cunningham Lindsey), a subsidiary of Lindsey Morden Group, Inc., acquired the business of RSKCo Services, Inc. (RSKCoSM). Included in the sale was the RSKCoSM trademarked name, as well as all claims and other risk management services business provided by RSKCoSM that is not sold in connection with insurance products of other CNA subsidiaries. The Company has recorded an estimated, pretax loss on this sale of $16 million. The business sold represented annual revenues of approximately $40 million.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

As a result of this agreement, Cunningham Lindsey assumed assets and liabilities of $72 million and $56 million. At December 31, 2002, the assets and liabilities of the RSKCoSM business sold were $71 million and $54 million.

National Postal Mail Handlers Union Contract Termination

During 2002, the Company sold Claims Administration Corporation and transferred the National Postal Handlers Union group benefits plan (the Mail Handlers Plan) to First Health Group Corporation. Revenues for the Mail Handlers Plan were $537 million for the three months ended June 30, 2002 and $1,153 million for the six months ended June 30, 2002.

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

Personal Insurance Transaction

CNA entered into a retroactive reinsurance agreement as part of the sale of the Company’s personal insurance business to The Allstate Corporation (Allstate) in 1999. CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1 billion at the date of sale. The Company must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1 billion. The Company’s remaining obligation valued under this loss sharing provision as of October 1, 2003 will be settled by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies exceeded $1 billion during the second quarter of 2003. The Company has established reserves for its estimated liability under this loss sharing arrangement.

Note M. Related Party Transactions

CNA reimburses Loews, or pays directly to Loews employees, approximately $19 million annually for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA.

CNA and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. For the six months ended June 30, 2003 and 2002, CNA paid to Loews $73 million and CNA received $634 million from Loews related to federal income taxes.

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

CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company stock by certain officers, including executive officers. Interest charged on the principal amount of these stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are secured by the stock purchased and generally have a ten-year term. The outstanding aggregate loan balance was $29 million as of June 30, 2003 and December 31, 2002 for all participants who were then Company officers and directors.

CNA Surety Corporation

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety Corporation (CNA Surety), a 64% owned and consolidated subsidiary of CNA, over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of June 30, 2003 and December 31, 2002.

Effective October 1, 2002, CCC provides an excess of loss protection for new and renewal bonds for CNA Surety for per principal exposures that exceed $60 million since October 1, 2002 in two parts – a) $40 million excess of $60 million and b) $50 million excess of $100 million for CNA Surety. This excess of loss protection is necessary primarily to support new and renewal bonds for contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. In consideration for the reinsurance coverage provided by the $40 million excess of $60 million contract, CNA Surety will pay to CCC, on a quarterly basis, a premium equal to $3 million. In consideration for the reinsurance coverage provided by the $50 million excess of $100 million, the insurance subsidiaries of CNA Surety will pay $6 million in premium to CCC.

In March of 2003, CNAF entered into a credit agreement with a large national contractor, which undertakes projects for the construction of government and private facilities, to provide loans to the contractor in a maximum aggregate amount of $86.4 million (the Credit Facility). Of the $86.4 million capacity, $62.1 million, including accrued interest, was outstanding at June 30, 2003. The Credit Facility and all related loans will mature in March of 2006. Advances under the Credit Facility bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the Credit Facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

In addition, in June of 2003, the Company and one of its subsidiaries provided repayment guarantees to certain creditors of the contractor and a subsidiary of the contractor amounting to $8.7 million. Such guarantees were provided in order to allow the contractor to receive financial accommodations from a creditor and in order to comply with certain regulatory requirements. Under the terms of the guarantees, any payments made by the Company, or any of its subsidiaries, would be considered a draw under the Credit Facility.

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

The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNAF, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards. Any losses arising from bonds issued or assumed by the insurance subsidiaries of CNA Surety to the contractor are excluded from CNA Surety’s $45 million excess of $15 million per principal reinsurance program with unaffiliated reinsurers in place in 2003. As a result, CNA Surety retains the first $60 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through December 31, 2002 has been limited to $20 million per bond.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note N. Statutory Accounting Practices

CNA’s insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions’ insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations and general administrative rules. The Company’s insurance subsidiaries follow one significant permitted accounting practice at June 30, 2003, related to discounting of certain non-tabular workers compensation claims. The impact of this permitted practice was to increase statutory surplus by approximately $31 million and $56 million at June 30, 2003 and December 31, 2002. This practice was followed by an acquired company, and CNA received permission to eliminate the effect of the permitted practice over a ten-year period, which ends in 2003.

Note O. Restatement For Life Settlement Contracts

As a result of a routine review of the Company’s periodic filings by the Division of Corporation Finance of the SEC, the Company has revised the historical accounting for its investment in life settlement contracts and the related revenue recognition and has restated its 2002 interim financial information for the three and six months ended June 30, 2002. The Company has also restated its financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 in its 2002 Form 10-K.

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

The effect of the restatement is as follows:

Restatement

	Three months		Six months

	Previously	As	Previously	As
Period ended June 30	Reported	Restated	Reported	Restated
(In millions, except per share data)	2002	2002	2002	2002

Condensed consolidated statements of operations:
Other revenues	$152	$146	$336	$328
Other operating expenses	392	392	884	883
Income tax expense	(4)	(2)	(55)	(53)
Net income (a)	35	31	56	51
Basic and Diluted earnings per share available to common stockholders (a)	$0.16	$0.14	$0.25	$0.23

(a)	Amounts previously reported have been revised to reflect the presentation of SFAS 142 as a cumulative effect of a change in accounting principle. See Note B for further discussion.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its controlled subsidiaries (collectively CNA or the Company). CNA is one of the largest insurance organizations in the United States and, based on 2002 statutory net written premiums, is the 11th largest property and casualty organization and, based on 2001 statutory net written premiums, is the 51st largest life insurance organization.

Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of June 30, 2003. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1.

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

As a result of a routine review of the Company’s periodic filings by the Division of Corporation Finance of the Securities and Exchange Commission (SEC), the Company has revised the historical accounting for its investment in life settlement contracts and the related revenue recognition and has restated its 2002 interim financial information for the three and six months ended June 30, 2002. The Company has also restated its financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 in its 2002 Form 10-K. The Company’s 2002 Form 10-K as well as Note O of the Condensed Consolidated Financial Statements, in Item 1 of Part 1, provides a discussion of the historical and current accounting for life settlement contracts.

The adjustment related to life settlement contracts reduced net income for the three and six months ended June 30, 2002 by $4 million and $5 million. The MD&A gives effect to the restatement of the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2002.

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

The accounting estimates discussed below are considered by management to be critical to an understanding of CNA’s Condensed Consolidated Financial Statements as their application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and have a material impact on the Company’s results of operations or equity.

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity, as well as assumptions about expected investment returns. The inherent risks associated with the reserving process are discussed in the Reserves – Estimates and Uncertainties and Third Quarter Reserve Reviews sections of the MD&A.

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

Valuation of Investments and Impairment of Securities

The Company’s investment portfolio is subject to market declines below book value that may be other-than-temporary. The Company has an Impairment Committee (the Impairment Committee), which reviews the investment portfolio on a quarterly basis, with ongoing analysis as new information becomes available. Any decline in value that is determined to be other-than-temporary is recorded as a realized loss in the period in which the determination occurred. Further information on the Company’s investments is provided in the Investments section of the MD&A.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Results of Operations

The following table summarizes key components of the results of operations.

	Three months		Six months
Period ended June 30
(In millions, except per share data)	2003	2002	2003	2002

Revenues
Net earned premiums	$2,197	$2,826	$4,578	$5,663
Net investment income	427	502	859	928
Realized investment gains (losses), net of participating policyholders’ and minority interests	378	(162)	302	(161)
Other revenues	97	146	205	328

Total revenues	3,099	3,312	5,944	6,758

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	2,067	2,382	3,937	4,692
Amortization of deferred acquisition costs	481	462	939	902
Other operating expenses	441	392	820	883
Interest	33	38	67	75

Total claims, benefits and expenses	3,022	3,274	5,763	6,552

Income from continuing operations before income tax and minority interest	77	38	181	206
Income tax expense	(5)	(2)	(23)	(53)
Minority interest	(2)	(5)	(5)	(10)

Income from continuing operations	70	31	153	143
Loss from discontinued operations, net of tax of $9	—	—	—	(35)

Income before cumulative effect of a change in accounting principle	70	31	153	108
Cumulative effect of a change in accounting principle, net of tax of $7	—	—	—	(57)

Net income	$70	$31	$153	$51

Basic and Diluted Earnings Per Share
Income from continuing operations	$0.25	$0.14	$0.55	$0.65
Loss from discontinued operations, net of tax	—	—	—	(0.16)

Income before cumulative effect of a change in accounting principle	0.25	0.14	0.55	0.49
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.26)

Basic and diluted earnings per share available to common stockholders	$0.25	$0.14	$0.55	$0.23

Weighted average outstanding common stock and common stock equivalents	223.6	223.6	223.6	223.6

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Three Month Comparison

Net income increased $39 million for the three months ended June 30, 2003 as compared with the same period in 2002. The improvement in net income was due primarily to increased net realized investment gains, partially offset by increased net prior year development. Net realized investment results increased $354 million after-tax for the three months ended June 30, 2003 as compared with the same period in 2002. This change was due primarily to increased net gains on sales of fixed maturity securities and a reduction in impairment losses for other-than-temporary declines in market value for fixed maturity and equity securities, partially offset by increased realized losses for derivative securities. See the Investments section of the MD&A for further details.

Net income also included increased unfavorable net prior year development in the property and casualty segments, a $51 million after-tax increase in bad debt expense reserves for insurance and reinsurance receivables, $39 million after-tax of catastrophe losses principally related to Texas tornados and Midwest rain storms and decreased net investment income. Catastrophe losses of $5 million after-tax were recorded for the three months ended June 30, 2002. These items were partially offset by improvements in the current net accident year loss ratio and a benefit from cessions to corporate aggregate reinsurance treaties in 2003.

Net unfavorable prior year development of $498 million, including $268 million of unfavorable claim and allocated claim adjustment expense reserve development and $230 million of unfavorable premium development, was recorded for the three months ended June 30, 2003. Net unfavorable prior year development of $25 million, including $29 million of unfavorable claim and allocated claim adjustment expense reserve development and $4 million of favorable premium development, was recorded for the three months ended June 30, 2002.

Net earned premiums decreased $629 million for the three months ended June 30, 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to the July 1, 2002 transfer of the National Postal Mail Handlers Union group benefits plan (the Mail Handlers Plan) to First Health Corporation. Net earned premiums for the Mail Handlers Plan were $535 million for the three months ended June 30, 2002. Net earned premiums were also adversely impacted by additional ceded premiums to corporate aggregate reinsurance treaties and other reinsurance treaties resulting from unfavorable net prior year reserve development. Partially offsetting these items were rate increases and new business in Standard Lines, Specialty Lines, Group Operations and Life Operations.

Six Month Comparison

Net income increased $102 million for the six months ended June 30, 2003 as compared with the same period in 2002. The improvement in net income was due primarily to increased net realized investment gains and losses and the absence of both a loss from discontinued operations and the cumulative effect of change in accounting principle, partially offset by increased net prior year development. Net realized investment results increased $303 million after-tax for the six months ended June 30, 2003 as compared with the same period in 2002. This change was due primarily to increased net gains on sales of fixed maturity securities and a $16 million reduction in impairment losses for other-than-temporary declines in market value for fixed maturity and equity securities, partially offset by increased realized losses for derivative securities. See the Investments section of the MD&A for further details.

Net income also included increased unfavorable net prior year development in the property and casualty segments, a $51 million after-tax increase in bad debt expense reserve for insurance and

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

reinsurance receivables, $49 million after-tax of catastrophe losses primarily related to Texas tornados and Midwest rain storms, and decreased net investment income. Catastrophe losses of $7 million after-tax were recorded for the six months ended June 30, 2002. These items were partially offset by improvements in the current net accident year loss ratio and an increased benefit from cessions to corporate aggregate reinsurance treaties in 2003.

Net unfavorable prior year development of $522 million, including $358 million of unfavorable claim and allocated claim adjustment expense reserve development and $164 million of unfavorable premium development, was recorded for the six months ended June 30, 2003. Net unfavorable prior year development of $17 million, including $24 million of unfavorable claim and allocated claim adjustment expense reserve development and $7 million of favorable premium development, was recorded for the six months ended June 30, 2002.

The loss from discontinued operations, net of tax, of $35 million for the six months ended June 30, 2002 related to the results of CNA Vida, CNA’s Chilean-based life insurer, which was sold during 2002. Net income for the six months ended June 30, 2002 also includes a charge of $57 million, net of tax, for the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142).

During 2002, the Company completed its initial goodwill impairment testing and recorded a $64 million pretax, or $57 million after-tax, impairment charge. In accordance with SFAS 142, the impairment charge, which primarily consisted of a $51 million pretax, or $48 million after-tax, charge in Specialty Lines, a $12 million pretax, or $8 million after-tax, charge in Life Operations, and a $1 million pretax, or $1 million after-tax, charge in Corporate and Other, was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. Goodwill and indefinite-lived intangible assets are tested for impairment annually and when certain triggering events require such tests.

Net earned premiums decreased $1,085 million for the six months ended June 30, 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to the absence of $1,151 million of premium for the six months ended June 30, 2002 related to the Mail Handlers Plan. Net earned premium was also adversely impacted by ceded premium to corporate aggregate reinsurance treaties and other reinsurance treaties resulting from unfavorable net prior year reserve development. Partially offsetting these items were rate increases and new business in Standard Lines, Specialty Lines, Group Operations and Life Operations.

Reserves – Estimates and Uncertainties

The Company maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses and future policy benefits, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled and claims that have been incurred but not reported. Claim and claim adjustment expense and future policy benefit reserves are reflected as liabilities on the Condensed Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined.

The level of Insurance Reserves maintained by the Company represents management’s best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on its assessment of facts and circumstances known at that time. Insurance Reserves are not an exact

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

calculation of liability but instead are complex estimates that are derived by the Company, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain.

Among the many uncertain future events about which the Company makes assumptions and estimates, many of which have become increasingly unpredictable, are claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling and case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time it is ultimately settled, referred to in the insurance industry as the “tail.” These factors must be individually considered in relation to the Company’s evaluation of each type of business. Many of these uncertainties are not precisely quantifiable, particularly on a prospective basis, and require significant management judgment.

Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, the Company regularly reviews the adequacy of its reserves and reassesses its reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods.

In addition, the Company is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had and may continue to have a negative effect on the Company’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Recent examples of emerging or potential claims and coverage issues include:

•	increases in the number and size of water damage claims, including those related to expenses for testing and remediation of mold conditions;

•	increases in the number and size of claims relating to injuries from medical products, and exposure to lead;

•	changes in interpretation of the named insured provision with respect to the uninsured/underinsured motorist coverage in commercial automobile policies;

•	the effects of recently uncovered accounting and financial reporting scandals and other major corporate governance failures which have resulted in an increase in the number and size of claims, including director and officer and errors and omissions insurance claims;

•	a growing trend of plaintiffs targeting insurers in class action litigation relating to claims handling and other practices; and

•	increases in the number of construction defect claims.

The future impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of the Company’s claim and claim adjustment expense reserves and could lead to future reserve additions. See the Consolidated Operations and Segment Results sections of the MD&A for a discussion of changes in reserve estimates and the impact on the Company’s results of operations.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The Company’s experience has been that establishing reserves for casualty coverages relating to APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others:

•	coverage issues, including whether certain costs are covered under the policies and whether policy limits apply;

•	allocation of liability among numerous parties some of whom may be in bankruptcy proceedings and, in particular, the application of “joint and several” liability to specific insurers on a risk;

•	inconsistent court decisions and developing legal theories;

•	increasingly aggressive tactics of plaintiffs’ lawyers;

•	increased filings of claims in certain states to avoid the application of tort reform statute effective dates;

•	the risks and lack of predictability inherent in major litigation;

•	a further increase or decrease in asbestos and environmental claims which cannot now be anticipated;

•	continued increase in mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims;

•	the role the exhaustion of primary limits for certain accounts and increased demands on any umbrella or excess policies the Company has issued;

•	the number and outcome of direct actions against the Company; and

•	future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims.

It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of APMT claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. A further uncertainty exists as to whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established and approved through federal legislation, and, if established and approved, whether it will contain funding requirements in excess of the Company’s carried loss reserves.

Due to the factors described above, among others, establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgements that are required of management. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, the Company may be required to record material changes in its claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the Environmental Pollution and Mass Tort and Asbestos Reserves section of the MD&A for additional information relating to APMT claims and reserves.

The Company’s recorded Insurance Reserves, including APMT reserves, reflect management’s best estimate as of a particular point in time based upon known facts, current law and management’s judgment. In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in the Company identifying information and trends that have caused the Company to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect the Company’s results of operations, equity, business, insurer financial strength and debt ratings (see the Ratings section of the MD&A).

Third Quarter Reserve Reviews

Adverse trends in APMT and certain non-APMT property and casualty segments continue to impact the property and casualty insurance industry. As noted in Reserves – Estimates and Uncertainties, the Company reviews its Insurance Reserves on a regular basis. As part of these reviews, the Company has noted an increase in reported construction defect claims. In addition, other volatile exposures will also be reviewed on a comprehensive basis in the third quarter.

While the Company continues to monitor and evaluate its APMT exposures on a regular basis, the completion of a comprehensive ground up analysis of its APMT exposures, previously scheduled for the second quarter, will be completed in the third quarter of 2003. Significant resources were dedicated to the proposed national asbestos reform legislation, as discussed in Reserves – Estimates and Uncertainties section of the MD&A, and to support the regulatory reviews described below. As such, the Company plans to complete its more formal and comprehensive analysis in the third quarter of 2003.

In addition, in connection with routine state regulatory exams of Continental Casualty Company (CCC) and Continental Insurance Company (CIC), an independent actuarial firm is in the process of reviewing the Company’s property and casualty Insurance Reserves as of December 31, 2001. The Company intends to have the independent actuarial firm update its review to include an assessment of its December 31, 2002 property and casualty Insurance Reserves using more recent data. These independent reviews are expected to be completed by December 31, 2003. The Company will consider the results of these independent actuarial reviews in the reserving process. It is uncertain as to what action, if any, the state departments of insurance may take as a result of these examinations.

While management believes that the Company’s property and casualty Insurance Reserves as of June 30, 2003 are appropriate and represent management’s best estimate of what the ultimate settlement and

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

administration of claims will cost based on its assessment of facts and circumstances known at that time, the Company, as a result of the Third Quarter Reviews and the independent actuarial firm and other factors deemed relevant by the Company, may in future periods determine that its recorded Insurance Reserves are not sufficient and may need to increase its reserves by amounts that may be material, which could adversely affect the Company’s business, results of operations, equity, insurer financial strength and debt ratings (see the Ratings section of the MD&A). Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined.

Reinsurance

CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business.

Interest cost on reinsurance contracts accounted for on a funds withheld basis is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $93 million and $57 million for the three months ended June 30, 2003 and 2002 and $140 million and $115 million for the six months ended June 30, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,500 million and $2,766 million at June 30, 2003 and December 31, 2002.

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

As disclosed in CNAF’s Form 10-K filed with the SEC for the year ended December 31, 2002, the Company has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. One of the Company’s principal credit exposures from these recent events arises from reinsurance receivables from Gerling Global (Gerling).

The Company has been in discussions with Gerling with respect to resolving a dispute concerning possession of collateral on three CNA HealthPro treaties, and is in discussions regarding a possible commutation of all other reinsurance arrangements between CNA and Gerling. The three CNA HealthPro treaties were commuted as of June 30, 2003, which resulted in a $37 million pretax loss. The Company estimates that these commutations will reduce pretax interest expense related to these treaties by approximately $8 million over the balance of 2003 and $11 million in 2004.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The Company has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $239 million and $196 million at June 30, 2003 and December 31, 2002. The Company increased the allowance $40 million in the second quarter of 2003 in recognition of deterioration of the financial strength ratings of several reinsurers. While the Company believes the allowance for doubtful accounts is adequate based on existing collateral and information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on CNA’s results of operations or equity.

The Company has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

During the second quarter of 2003, as a result of the unfavorable reserve development recorded related to accident year 2000, losses of $78 million were ceded under the first section of the Aggregate Cover. In 2001, as a result of reserve additions including those related to accident year 1999, the $500 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510 million were ceded under the second section as a result of losses related to the September 11, 2001 World Trade Center Disaster and related events (WTC event).

The impact of the Aggregate Cover on pretax results of operations was as follows:

Impact of Aggregate Cover on Pretax Results of Operations

	Three Months		Six Months

Period ended June 30	2003	2002	2003	2002
(In millions)
Ceded earned premiums	$(28)	$—	$(28)	$—
Ceded claim and claim adjustment expense	78	—	78	—
Interest charges (included in net investment income)	(22)	(12)	(35)	(25)

Pretax benefit (expense)	$28	$(12)	$15	$(25)

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $745 million have been ceded under the CCC Cover through June 30, 2003.

The impact of the CCC Cover on pretax results of operations was as follows:

Impact of CCC Cover on Pretax Results of Operations

	Three Months		Six Months

Period ended June 30	2003	2002	2003	2002
(In millions)
Ceded earned premiums	$(91)	$—	$(91)	$(61)
Ceded claim and claim adjustment expense	126	—	126	93
Interest charges (included in net investment income)	(27)	(6)	(35)	(16)

Pretax benefit (expense)	$8	$(6)	$—	$16

The impact by operating segment of the Aggregate Cover and the CCC Cover on pretax results of operations was as follows:

Impact of Aggregate Cover and CCC Cover on Pretax Results of Operations

	Three Months		Six Months

Period ended June 30	2003	2002	2003	2002
(In millions)
Standard Lines	$36	$(13)	$23	$(25)
Specialty Lines	(2)	(2)	(4)	(4)
CNA Re	2	(3)	(3)	20
Corporate and Other	—	—	(1)	—

Pretax benefit (expense)	$36	$(18)	$15	$(9)

Terrorism Exposure

CNA and the insurance industry incurred substantial losses related to the WTC event. For the most part, the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Insurance companies providing commercial property and casualty insurance are required to participate in the program, but it does not cover life or health insurance products. State law limitations applying to premiums and policies for terrorism coverage are not generally affected under the program, but they are pre-empted in relation to prior approval requirements for rates and forms. The Act has policyholder notice requirements in order for insurers to be reimbursed for terrorism-related losses and, from the date of enactment until December 31, 2004, a mandatory offer requirement for terrorism coverage, although the coverage may be rejected by insureds. The Secretary of the Department of the Treasury has discretion to extend this offer requirement until December 31, 2005.

While the Act provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event through 2005, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, the Company’s results of operations or equity could nevertheless be materially adversely impacted by them. The Company is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions (where applicable) and the use of reinsurance. In addition, under state laws, the Company is generally prohibited from excluding terrorism exposure from its primary workers compensation, individual life and group life and health policies. In those states that mandate property insurance coverage of damage from fire following a loss, the Company is also prohibited from excluding terrorism exposure under such coverage.

Reinsurers’ obligations for terrorism-related losses under reinsurance agreements are not covered by the Act. The Company’s current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

Restructuring

As discussed in the Company’s 2002 Form 10-K, the Company finalized and approved two separate restructuring plans in 2001. The first plan related to the Company’s Information Technology operations (the IT Plan). The second plan related to restructuring the property and casualty segments and Life Operations, discontinuation of the variable life and annuity business and consolidation of real estate locations (the 2001 Plan).

No restructuring and other related charges related to the IT Plan were incurred for the three and six months ended June 30, 2003 and 2002. During 2003, $1 million in payments were charged against the liability. As of June 30, 2003, the accrued liability relating to employee termination and related benefit costs was $4 million. The remaining accrual is expected to be paid through 2004.

No restructuring and other related charges related to the 2001 Plan were incurred for the three and six months ended June 30, 2003 and 2002. During 2003, $11 million in payments for occupancy and employee related costs and $1 million of other restructuring costs were charged against the liability. As of June 30, 2003, the accrued liability, relating primarily to lease termination costs, was $26 million. Of the remaining accrual, approximately $6 million is expected to be paid in the remainder of 2003.

Expense Initiatives

The Company has launched a $200 million expense reduction initiative. The primary components of the initiative are a reduction of the current workforce by approximately five percent, lower commissions and other acquisition costs, principally related to workers compensation, and reduced spending in other areas. Strategies expected to realize such savings are anticipated to be implemented over the next year.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Non-GAAP Financial Measures

The MD&A discusses certain GAAP and non-GAAP financial measures to provide information used by management to monitor the Company’s operating performance. Management utilizes various financial measures to monitor the Company’s insurance operations and investment portfolio. Underwriting results, which are derived from certain income statement amounts, are considered non-GAAP financial measures and are used by management to monitor performance of the Company’s insurance operations. The Company’s investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions related to the sale or impairment of investments that produce realized gains and losses. Net realized investment gains and losses, which are comprised of after-tax realized investment gains and losses net of participating policyholders’ and minority interests are a non-GAAP financial measure.

Underwriting results are computed as net earned premiums less net incurred claims and the cost incurred to settle these claims, acquisition expenses, underwriting expenses and dividend expenses. Management uses underwriting results and operating ratios to monitor its insurance operations’ results without the impact of certain factors, including investment income, other revenues, other expenses, minority interest, income tax benefit (expense) and net realized investment gains or losses. Management excludes these factors in order to analyze the direct relationship between the net earned premiums and the related claims and the cost incurred to settle these claims, acquisition expenses, underwriting expenses and dividend expenses.

Management excludes after-tax net realized investment gains or losses when analyzing the insurance operations because net realized investment gains or losses related to the Company’s available-for-sale investment portfolio are largely discretionary, except for losses related to other-than-temporary impairments, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance.

Operating ratios are calculated using insurance results and are used by the insurance industry and regulators such as state departments of insurance and the National Association of Insurance Commissioners for financial regulation and as a basis of comparison among companies. The ratios discussed in the Company’s MD&A are calculated using GAAP financial results and include the loss and loss adjustment expense ratio (loss ratio) as well as the expense, dividend and combined ratios. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

The Company’s investment portfolio is monitored by management through analyses of various factors including unrealized gains and losses on securities, portfolio duration and exposure to interest rate, market and credit risk. Based on such analyses, the Company may impair an investment security in accordance with its policy, or sell a security. Such activities will produce realized gains and losses.

While management uses various non-GAAP financial measures to monitor various aspects of the Company’s performance, relying on any measure other than net income, which is the most directly comparable GAAP measure to underwriting results and realized gains and losses, is not a complete representation of financial performance. Management believes that its process of evaluating performance through the use of these non-GAAP financial measures provides a basis for understanding the operations and the impact to net income as a whole. Management also believes that investors find these non-GAAP

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

financial measures described above useful to help interpret the underlying trends and performance, as well as to provide visibility into the significant components of net income.

Throughout the MD&A, business segment results are discussed using Underwriting Results, which as described above is a non-GAAP measure. The following reconciliation provides the differences between Underwriting Results and Net Income (Loss).

Reconciliation of Underwriting Loss to Net (Loss) Income

Three months ended	Standard	Specialty
June 30, 2003	Lines	Lines	CNA Re
(In millions)
Underwriting loss	$(326)	$(162)	$(5)
Net investment income	84	79	22
Other revenues	59	26	—
Other expenses	(57)	(27)	—

(Loss) income before income tax benefit (expense), minority interest and net realized investment gains	(240)	(84)	17
Income tax benefit (expense)	96	28	(4)
Minority interest	—	(2)	—

(Loss) income before net realized investment gains	(144)	(58)	13
Realized investment gains, net of participating policyholders’ and minority interest	169	79	33
Income tax expense on realized investment gains	(59)	(24)	(11)

Net (loss) income	$(34)	$(3)	$35

Reconciliation of Underwriting Loss to Net Income

Three months ended	Standard	Specialty
June 30, 2002	Lines	Lines	CNA Re
(In millions)
Underwriting loss	$(95)	$(15)	$(15)
Net investment income	134	75	48
Other revenues	80	33	—
Other expenses	(70)	(25)	—

Income before income tax expense, minority interest and net realized investment losses	49	68	33
Income tax expense	(9)	(23)	(9)
Minority interest	—	(5)	—

Income before net realized investment losses	40	40	24
Realized investment losses, net of participating policyholders’ and minority interest	(31)	(26)	(6)
Income tax benefit on realized investment losses	10	9	2

Net income	$19	$23	$20

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Reconciliation of Underwriting (Loss) Gain to Net Income

Six months ended	Standard	Specialty
June 30, 2003	Lines	Lines	CNA Re
(In millions)
Underwriting (loss) gain	$(406)	$(168)	$6
Net investment income	194	149	46
Other revenues	130	46	1
Other expenses	(117)	(44)	—

(Loss) income before income tax benefit (expense), minority interest and net realized investment gains	(199)	(17)	53
Income tax benefit (expense)	90	10	(15)
Minority interest	—	(5)	—

(Loss) income before net realized investment gains	(109)	(12)	38
Realized investment gains, net of participating policyholders’ and minority interest	182	66	42
Income tax expense on realized investment gains	(64)	(22)	(11)

Net income	$9	$32	$69

Reconciliation of Underwriting (Loss) Gain to Net Income

Six months ended	Standard	Specialty
June 30, 2002	Lines	Lines	CNA Re
(In millions)
Underwriting (loss) gain	$(204)	$(35)	$10
Net investment income	237	135	81
Other revenues	163	87	1
Other expenses	(141)	(56)	—

Income before income tax expense, minority interest and net realized investment (losses) gains	55	131	92
Income tax expense	(5)	(47)	(28)
Minority interest	—	(10)	—

Income before net realized investment (losses) gains	50	74	64
Realized investment (losses) gains, net of participating policyholders’ and minority interest	(24)	(31)	3
Income tax benefit on realized investment (losses) gains	8	10	1

Income from continuing operations	34	53	68
Cumulative effect of a change in accounting principle, net of tax of $7	—	(48)	—

Net income	$34	$5	$68

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Segment Results

The following discussion is of the Company’s operating segments.

STANDARD LINES

The following table details the results of operations for Standard Lines.

Results of Operations

	Three Months		Six Months

Period ended June 30	2003	2002	2003	2002
(In millions)
Net written premiums	$890	$1,056	$1,994	$2,139
Net earned premiums	823	1,032	1,862	2,048
Underwriting loss	(326)	(95)	(406)	(204)
(Loss) income before net realized investment gains (losses)	(144)	40	(109)	50
Net realized investment gains (losses)	110	(21)	118	(16)
Net (loss) income	(34)	19	9	34
Ratios
Loss and loss adjustment expense	93.9%	78.1%	82.8%	77.6%
Expense	44.4	29.7	37.6	30.9
Dividend	1.3	1.5	1.4	1.5

Combined	139.6%	109.3%	121.8%	110.0%

Three Month Comparison

Net written premiums for Standard Lines decreased $166 million and net earned premiums decreased $209 million for the three months ended June 30, 2003 as compared with the same period in 2002. These decreases were due primarily to premiums ceded to corporate aggregate reinsurance treaties and other reinsurance treaties principally due to the unfavorable net prior year reserve development discussed below. These items were partially offset by rate and production increases in Property and Casualty (P&C).

Standard Lines averaged rate increases of 17% and 28% for the three months ended June 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 74% and 66% were achieved for those contracts that were up for renewal.

Net results decreased $53 million for the three months ended June 30, 2003 as compared with the same period in 2002. The decrease in net results was primarily due to decreased underwriting results and decreased net investment income, partially offset by increased net realized investment gains. See the Investments section of the MD&A for further discussion on net investment income and net realized investment gains (losses).

The combined ratio increased 30.3 points and underwriting results decreased $231 million for the three months ended June 30, 2003 as compared with the same period in 2002. This change was due principally to increases in the loss and expense ratios. The loss ratio increased 15.8 points due principally to unfavorable net prior year development, as discussed below, and $48 million of catastrophe losses, primarily related to Texas tornados and Midwest rain storms, which occurred during the three months ended June 30, 2003. Catastrophe losses were $6 million for the three months ended June 30, 2002.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Partially offsetting these declines were improvements in the current net accident year loss ratio and cessions to corporate aggregate reinsurance treaties.

Unfavorable net prior year development, including premium and claim and allocated claim adjustment expense reserve development, of $284 million, including $221 million of unfavorable premium development and $63 million of unfavorable claim and allocated claim adjustment expense reserve development, was recorded for the three months ended June 30, 2003. Unfavorable net prior year development of $32 million, including $30 million of unfavorable claim and allocated claim adjustment expense reserve development and $2 million of unfavorable premium development, was recorded for the same period in 2002.

Unfavorable net prior year development of approximately $310 million, including $233 million of unfavorable claim and allocated claim adjustment expense reserve development and $77 million of unfavorable premium development, was recorded for large account business, driven by workers compensation exposures. This reserve development resulted from the completion of reserve reviews for large account business where the insured is often responsible for a portion of the losses, and claims are handled by the Company. The review did not cover the large account business where claims are handled by a third-party administrator (TPA). Initial reserves for this business are set based on the expected losses associated with the individual accounts covered and the terms of the individual plans. Based on analyses completed during the second quarter, it became apparent that the assumptions regarding the number and size of the losses, which were used to estimate the expected losses, were no longer appropriate. The analysis showed that the actual number of claims and the average claim size were larger than expected. The development was recorded in accident years prior to 2002.

Approximately $11 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from a program covering facilities that provide services to developmentally disabled individuals. This development was due to an increase in the size of known claims and increases in policyholder defense costs. The reserve development was recorded in accident years prior to 2001.

Approximately $25 million of unfavorable net prior year premium development was recorded related to a second quarter 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, the Company recorded approximately $36 million of unfavorable claim and allocated claim adjustment expense reserve development, which was ceded under this contract. The development was recorded in accident year 2000.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $11 million was recorded for a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year. The Company had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, the Company ceased writing business under this program.

Offsetting these unfavorable developments was a $75 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit is comprised of $180 million of ceded losses and $105 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of the MD&A for further discussion of the Company’s aggregate reinsurance treaties.

The expense ratio increased 14.7 points due to a decreased net earned premium base and a $39 million pretax increase in the bad debt reserve, primarily related to Excess and Surplus (E&S) lines. Based on

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

recent experience with troubled unsecured creditors, an increase in the bad debt reserve was deemed appropriate. Also increasing the expense ratio was approximately $17 million of expenses related to eBusiness in 2003. The 2002 eBusiness expenses were included in the Corporate and Other segment.

Six Month Comparison

Net written premiums for Standard Lines decreased $145 million and net earned premiums decreased $186 million for the six months ended June 30, 2003 as compared with the same period in 2002. These decreases were due primarily to premiums ceded to corporate aggregate reinsurance treaties and other reinsurance treaties, partially offset by strong rate increases and increased new business in P&C and E&S.

Standard Lines averaged rate increases of 19% and 29% for the six months ended June 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 73% and 66% were achieved for those contracts that were up for renewal.

Net results decreased $25 million for the six months ended June 30, 2003 as compared with the same period in 2002. The decrease in net results was primarily related to decreased underwriting results and decreased net investment income, partially offset by increased net realized investment gains. See the Investments section of the MD&A for further discussion on net investment income and net realized gains (losses).

The combined ratio increased 11.8 points and underwriting results decreased $202 million for the six months ended June 30, 2003 as compared with the same period in 2002. This change was due principally to increases in the loss and expense ratios. The loss ratio increased 5.2 points due principally to an increase in unfavorable net prior year development, as discussed below, and $61 million of catastrophe losses, which occurred during the six months ended June 30, 2003. Catastrophe losses were $9 million for the six months ended June 30, 2002. Partially offsetting these declines were improvements in the current net accident year loss ratio and a $75 million underwriting benefit related to corporate aggregate reinsurance treaties.

Unfavorable net prior year development, including premium and claim and allocated claim adjustment expense reserve development, of $312 million, including $184 million of unfavorable premium development and $128 million of unfavorable claim and allocated claim adjustment expense reserve development, was recorded for the six months ended June 30, 2003. Unfavorable net prior year development of $33 million, including $29 million of unfavorable claim and allocated claim adjustment expense reserve development and $4 million of unfavorable premium development, was recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $11,793 million and $11,576 million at June 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $7,127 million and $7,262 million at June 30, 2003 and December 31, 2002.

Unfavorable net prior year development of approximately $310 million, including $233 million of unfavorable claim and allocated claim adjustment expense reserve development and $77 million of unfavorable premium development, was recorded for large account business, driven by workers compensation exposures. This development resulted from the completion of reserve reviews for large account business where the insured is often responsible for a portion of the losses, and claims are handled by the Company. The review did not cover the large account business where claims are handled by a TPA. Initial reserves for this business are set based on the expected losses associated with the individual accounts covered and the terms of the individual plans. Based on analyses completed during

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

the second quarter, it became apparent that the assumptions regarding the number and size of the losses, which were used to estimate the expected losses, were no longer appropriate. The analysis showed that the actual number of claims and the average claim size were larger than expected. The development was recorded in accident years prior to 2002.

Approximately $21 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from a program covering facilities that provide services to developmentally disabled individuals. This development was due to an increase in the size of known claims and increases in policyholder defense costs. The reserve development was recorded in accident years prior to 2001.

Approximately $25 million of unfavorable net prior year premium development was recorded related to a second quarter 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, the Company recorded approximately $36 million of unfavorable claim and allocated claim adjustment expense reserve development, which was ceded under this contract. The development was recorded in accident year 2000.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $36 million was recorded for a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year. The Company had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, the Company ceased writing business under this program.

Offsetting these unfavorable developments was a $75 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit is comprised of $180 million of ceded losses and $105 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of the MD&A for further discussion of the Company’s aggregate reinsurance treaties.

Favorable prior year claim and allocated claim adjustment expense reserve development was also recorded in property lines primarily in the first quarter of 2003. The favorable reserve development was principally from accident years 2001 and 2002 and was the result of the lower than expected number of large losses in recent years.

The expense ratio increased 6.7 points due to a decreased net earned premium base and a $39 million pretax increase in the bad debt reserve, primarily related to E&S lines. Based on recent experience with troubled unsecured creditors, an increase in the bad debt reserve was deemed appropriate. Also increasing the expense ratio was approximately $33 million of expenses related to eBusiness in 2003. The 2002 eBusiness expenses were included in the Corporate and Other segment.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

SPECIALTY LINES

The following table details the results of operations for Specialty Lines.

Results of Operations

	Three Months		Six Months

Period ended June 30	2003	2002	2003	2002
(In millions)
Net written premiums	$681	$572	$1,345	$1,112
Net earned premiums	664	535	1,288	1,043
Underwriting loss	(162)	(15)	(168)	(35)
(Loss) income before net realized investment gains (losses)	(58)	40	(12)	74
Net realized investment gains (losses)	55	(17)	44	(21)
Net (loss) income	(3)	23	32	5
Ratios
Loss and loss adjustment expense	92.7%	70.3%	81.4%	70.8%
Expense	31.6	32.4	31.5	32.4
Dividend	0.1	0.1	0.1	0.1

Combined	124.4%	102.8%	113.0%	103.3%

Three Month Comparison

Net written premiums for Specialty Lines increased $109 million and net earned premiums increased $129 million for the three months ended June 30, 2003 as compared with the same period in 2002. These increases were due primarily to increases in rates and new business, principally in Professional Liability Insurance (CNA Pro).

Specialty Lines averaged rate increases of 24% for the three months ended June 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 80% and 76% were achieved for those contracts that were up for renewal.

Net results decreased $26 million for the three months ended June 30, 2003 as compared with the same period in 2002. The decrease in net results was primarily related to decreased underwriting results, partially offset by increased net investment income and increased net realized investment gains. See the Investments section of the MD&A for further discussion on net investment income and net realized gains (losses).

The combined ratio increased 21.6 points and underwriting results decreased by $147 million for the three months ended June 30, 2003 as compared with the same period in 2002. This change was due to an increase in the loss ratio, partially offset by a decrease in the expense ratio. The loss ratio increased 22.4 points due principally to increased unfavorable net prior year development, as discussed below, partially offset by improvement in the current net accident year loss ratio. The expense ratio decreased 0.8 points primarily as a result of the increased net earned premium base.

Unfavorable net prior year development, including premium and claim and allocated claim adjustment expense reserve development, of $190 million, including $182 million of unfavorable claim and allocated claim adjustment expense reserve development and $8 million of unfavorable premium development, was recorded for the three months ended June 30, 2003. Unfavorable premium development of $4 million and

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

favorable claim and allocated claim adjustment expense reserve development of $4 million was recorded for the same period in 2002.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75 million was recorded related to a recent adverse arbitration decision involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which the Company was a participant. The loss was caused by a fire which occurred in 1995. The Company no longer participates in this pool.

Approximately $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded for directors and officers exposures. The reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development was recorded primarily in accident years 2001 and 2002.

Approximately $37 million of losses were recorded as the result of a commutation of three ceded reinsurance treaties covering CNA HealthPro, related to accident years 1999 through 2001. Further information regarding this commutation is provided in the Reinsurance section of the MD&A.

Approximately $21 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the Surety line of business as the result of recent developments on one large claim.

Six Month Comparison

Net written premiums for Specialty Lines increased $233 million and net earned premiums increased $245 million for the six months ended June 30, 2003 as compared with the same period in 2002. These increases were due primarily to rate increases and strong new business, principally in CNA Pro.

Specialty Lines averaged rate increases of 27% and 21% for the six months ended June 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 80% and 76% were achieved for those contracts that were up for renewal.

Net income increased $27 million for the six months ended June 30, 2003 as compared with the same period in 2002. The increase in net income was primarily related to increased net realized investment gains and increased net investment income. These items were partially offset by decreased underwriting results. See the Investments section of the MD&A for further discussion on net investment income and net realized gains (losses).

In addition, net income includes a 2002 non-recurring currency translation gain on U.S. dollar denominated investments held by an Argentinean subsidiary. The Argentine government changed its local currency and required conversion of all U.S. denominated investments to Argentine Pesos. This conversion resulted in a translation gain of $18 million, which was partially offset by a write-off of the goodwill of that entity in the amount of $10 million.

The combined ratio increased 9.7 points and underwriting results decreased by $133 million for the six months ended June 30, 2003 as compared with the same period in 2002. The change was due to an increase in the loss ratio, partially offset by a decrease in the expense ratio. The loss ratio increased

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

10.6 points due principally to increased unfavorable net prior year development, as discussed below, partially offset by improvement in the current net accident year loss ratio. The expense ratio decreased 0.9 points as a result of the increased net earned premium base.

Unfavorable net prior year development, including premium and claim and allocated claim adjustment expense reserve development, of $190 million, including $205 million of unfavorable claim and allocated claim adjustment expense reserve development and $15 million of favorable premium development, was recorded for the six months ended June 30, 2003. Unfavorable net prior year development of $2 million, including $10 million of unfavorable premium development and $8 million of favorable claim and allocated claim adjustment expense reserve development, was recorded for the same period in 2002. This development is discussed above in the three month comparison. The gross carried claim and claim adjustment expense reserve was $6,085 million and $5,874 million at June 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $3,467 million and $3,373 million at June 30, 2003 and December 31, 2002.

CNA RE

The following table details the results of operations for CNA Re.

Results of Operations

	Three Months		Six Months

Period ended June 30	2003	2002	2003	2002
(In millions)
Net written premiums	$123	$160	$328	$327
Net earned premiums	134	168	287	305
Underwriting (loss) gain	(5)	(15)	6	10
Income before net realized investment gains (losses)	13	24	38	64
Net realized investment gains (losses)	22	(4)	31	4
Net income	35	20	69	68
Ratios
Loss and loss adjustment expense	71.4%	81.6%	67.4%	63.6%
Expense	32.4	27.3	30.5	33.1

Combined	103.8%	108.9%	97.9%	96.7%

Three Month Comparison

Net written premiums for CNA Re decreased $37 million and net earned premiums decreased $34 million for the three months ended June 30, 2003 as compared with the same period in 2002. These decreases were due primarily to increased ceded premiums related to corporate aggregate reinsurance treaties, reduced level of premiums from prior underwriting years and the absence of premiums from CNA Reinsurance Company Limited (CNA Re U.K.), which was sold in 2002. Partially offsetting these decreases were achieved rate increases.

Net income increased $15 million for the three months ended June 30, 2003 as compared with the same period in 2002. The increase in net income was primarily related to the increase in net realized investment gains and the decrease in underwriting loss, partially offset by decreased net investment income due primarily to a reduction of invested assets resulting from the sale of CNA Re U.K. See the Investments section of the MD&A for further discussion on net investment income and net realized gains (losses).

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The combined ratio decreased 5.1 points and underwriting results improved $10 million for the three months ended June 30, 2003 as compared with the same period in 2002. This change was due to a decrease in the loss ratio, partially offset by an increase in the expense ratio. The loss ratio decreased 10.2 points due principally to an improvement in the current net accident year loss ratio and cessions to corporate aggregate reinsurance treaties. These items were partially offset by increased unfavorable net prior year development, as discussed below, and $11 million of catastrophe losses related to the Texas tornados and Midwest rain storms, which occurred during the three months ended June 30, 2003. There were no catastrophe losses in the three months ended June 30, 2002. The expense ratio increased 5.1 points primarily as a result of the decreased net earned premium base.

Unfavorable net prior year development, including premium and claim and allocated claim adjustment expense reserve development, of $11 million, including $9 million of unfavorable claim and allocated claim adjustment expense reserve development and $2 million of unfavorable premium development, was recorded for the three months ended June 30, 2003. Unfavorable net prior year development of $17 million, including $25 million of unfavorable claim and allocated claim adjustment expense reserve development and $8 million of favorable premium development, was recorded for the same period in 2002.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25 million was recorded primarily for directors and officers exposures. The reserve development was a result of a claims review in the second quarter of 2003 of securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development was recorded in accident years 2000 and 2001.

Offsetting this unfavorable reserve development was a $10 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $24 million of ceded losses and $14 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of the MD&A for further discussion of the Company’s aggregate reinsurance treaties.

Recent concerns about reinsurance security, prompted in part by rating agency downgrades of several reinsurer’s financial strength ratings, have impacted the reinsurance marketplace. Many ceding companies are seeking provisions for the collateralization of assumed reserves in the event of a financial strength ratings downgrade or other triggers. CNA Re has been impacted by this trend and has entered into several contracts with rating or other triggers. See the Ratings section of the MD&A for more information.

Six Month Comparison

Net written premiums for CNA Re increased $1 million and net earned premiums decreased $18 million for the six months ended June 30, 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to reduced levels of premium from prior underwriting years and the absence of CNA Re U.K. Partially offsetting these decreases were decreased cessions related to corporate aggregate reinsurance treaties in 2003 as compared with 2002 and rate increases achieved in 2003.

Net income increased $1 million for the six months ended June 30, 2003 as compared with the same period in 2002. The increase in net income was primarily related to the increase in net realized investment gains, partially offset by the decrease in underwriting income and decreased net investment income due

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

primarily to a reduction of invested assets resulting from the sale of CNA Re U.K. See the Investments section of the MD&A for further discussion on net investment income and net realized gains (losses).

The combined ratio increased 1.2 points and underwriting results decreased $4 million for the six months ended June 30, 2003 as compared with the same period in 2002. This change was due to an increase in the loss ratio, partially offset by a decrease in the expense ratio. The loss ratio increased 3.8 points due principally to increased unfavorable net prior year development, $11 million of 2003 catastrophe losses for the Texas tornados and Midwest rain storms, and decreased cessions related to corporate aggregate reinsurance treaties. There were no catastrophe losses in the six months ended June 30, 2002. Partially offsetting these declines were improvements in the current net accident year loss ratio. The expense ratio decreased 2.6 points primarily due to the absence of expenses from CNA Re U.K.

Unfavorable net prior year development, including premium and claim and allocated claim adjustment expense reserve development, of $12 million, including $10 million of unfavorable claim and allocated claim adjustment expense reserve development and $2 million of unfavorable premium development, was recorded for the six months ended June 30, 2003. Favorable net prior year development of $25 million, including $17 million of favorable premium development and $8 million of favorable claim and allocated claim adjustment expense reserve development, was recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $2,064 million and $2,264 million at June 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $1,217 million and $1,362 million at June 30, 2003 and December 31, 2002.

A $10 million underwriting benefit from cessions to corporate aggregate reinsurance treaties was recorded for the six months ended June 30, 2003. The benefit was comprised of $24 million of ceded losses and $14 million of ceded premiums for accident years 2000 and 2001. A $32 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties for the six months ended June 30, 2002. The benefit was comprised of $93 million of ceded losses and $61 million of ceded premiums, related primarily to the WTC event discussed below.

During the first quarter of 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re’s WTC event losses, the Company performed a treaty-by-treaty analysis of exposure. The Company’s original loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re’s cedants. Information that became available in the first quarter of 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144 million was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums. As a result of the increased losses, additional cessions to the CCC Cover were recorded.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

GROUP OPERATIONS

The following table details the results of operations for Group Operations.

Results of Operations

	Three Months		Six Months
Period ended June 30
(In millions)	2003	2002	2003	2002

Net earned premiums	$329	$820	$644	$1,725
Income before net realized investment gains (losses)	26	25	45	43
Net realized investment gains (losses)	13	(18)	(21)	(12)
Net income	39	7	24	31

Three Month Comparison

Net earned premiums for Group Operations decreased $491 million for the three months ended June 30, 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to the transfer of the Mail Handlers Plan. Net earned premiums for the Mail Handlers Plan were $535 million for the three months ended June 30, 2002. This item was partially offset by premium growth in the disability, life and long term care products within Group Benefits due to increased new sales and rate increases.

Group Operations achieved rate increases that averaged approximately 7% and 6% for the three months ended June 30, 2003 and 2002 for the disability, accident and life lines of business within Group Benefits for those contracts that were renewed during the period. Premium persistency rates of approximately 84% and 83% were achieved for those contracts that were up for renewal for the three months ended June 30, 2003 and 2002.

Net income increased by $32 million for the three months ended June 30, 2003 as compared with the same period in 2002. The increase in net income related primarily to an increase in net realized investment gains, the positive impact of premium growth within Group Benefits and the absence of unfavorable net results related to the variable products business, which was sold to The Phoenix Companies, Inc. in the third quarter of 2002. These items were partially offset by the absence of net income related to the Mail Handlers Plan. See the Investments section of the MD&A for further discussion on net investment income and net realized gains (losses).

Six Month Comparison

Net earned premiums for Group Operations decreased $1,081 million for the six months ended June 30, 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to the transfer of the Mail Handlers Plan. Net earned premiums for the Mail Handlers Plan were $1,151 million for the six months ended June 30, 2002. This item was partially offset by premium growth in the disability, life and long term care products within Group Benefits due to increased new sales and rate increases.

Group Operations achieved rate increases that averaged approximately 6% and 5% for the six months ended June 30, 2003 and 2002 for the disability, accident and life lines of business within Group Benefits for those contracts that were renewed during the period. Premium persistency rates of approximately 86% and 79% were achieved for those contracts that were up for renewal for the six months ended June 30, 2003 and 2002.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net income decreased by $7 million for the six months ended June 30, 2003 as compared with the same period in 2002. The decrease in net income related primarily to increased net realized investment losses and the absence of net income related to the Mail Handlers Plan. These items were partially offset by the absence of unfavorable net results related to the variable products business, which was sold to The Phoenix Companies, Inc. in the third quarter of 2002, the positive impact of premium growth within Group Benefits, favorable single premium guaranteed annuities (SPGA) mortality. See the Investments section of the MD&A for further discussion on net investment income and net realized gains (losses).

LIFE OPERATIONS

The following table details the results of operations for Life Operations.

Results of Operations

	Three Months		Six Months
Period ended June 30
(In millions)	2003	2002	2003	2002

Net earned premiums	$263	$234	$519	$474
Income before net realized investment gains (losses)	17	27	27	58
Net realized investment gains (losses)	18	(35)	(15)	(27)
Net income (loss)	35	(8)	12	(12)

Three Month Comparison

Net earned premiums for Life Operations increased $29 million for the three months ended June 30, 2003 as compared with the same period in 2002. The increase in net earned premiums was due primarily to higher sales of structured settlement annuities and growth in the individual long term care and life insurance products.

During the three months ended June 30, 2003, the Company completed a review of its individual long term care product offerings. The focus of the review was to determine whether the current products provide adequate pricing flexibility under the range of reasonably possible claims experience levels. Based on the review and current market conditions, the Company decided to significantly reduce new sales of this product and certain infrastructure costs, and recorded $4 million pretax of associated severance costs in the second quarter of 2003. Premium will continue to be received on inforce business, but the actions to reduce new business will lower the rate of overall premium growth for this line. The Company does not expect these actions to have a material adverse impact on the results of operations.

Net income increased by $43 million for the three months ended June 30, 2003 as compared with the same period in 2002. The increase in net income related primarily to increased net realized investment gains and a $3 million improvement in net results for life settlement contracts. Partially offsetting these items were unfavorable individual long term care morbidity due to increased severity, the severance costs noted above and decreased net investment income. See the Investments section of the MD&A for further discussion on net investment income and net realized gains (losses).

Six Month Comparison

Net earned premiums for Life Operations increased $45 million for the six months ended June 30, 2003 as compared with the same period in 2002. The increase in net earned premiums was due primarily to growth in the long term care product, higher sales of structured settlement annuities and growth in individual life insurance products.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net income increased by $24 million for the six months ended June 30, 2003 as compared with the same period in 2002. The increase in net income related primarily to increased net realized investment gains and a $4 million improvement in net results for life settlement contracts. Partially offsetting these items were unfavorable individual long term care morbidity, due to increased severity, the write-off of $5 million after-tax of capitalized software costs and lower net investment income. Also contributing to the decrease were severance costs related to the individual long term care product. See the Investments section of the MD&A for further discussion on net investment income and net realized gains (losses).

CORPORATE AND OTHER

The following table details the results of operations for the Corporate and Other segment, including APMT and intrasegment eliminations.

Results of Operations

	Three Months		Six Months
Period ended June 30
(In millions)	2003	2002	2003	2002

Revenues	$50	$46	$70	$76
Loss before net realized investment gains (losses)	(33)	(20)	(36)	(43)
Net realized investment gains (losses)	31	(10)	43	(31)
Net (loss) income	(2)	(30)	7	(75)

Three Month Comparison

Revenues increased $4 million for the three months ended June 30, 2003 as compared with the same period in 2002. The increase in revenues was due primarily to increased realized investment gains, partially offset by reduced revenues from CNA UniSource and reduced net earned premiums in group reinsurance due to the exit of these businesses in 2002.

Net loss decreased $28 million for the three months ended June 30, 2003 as compared with the same period in 2002. The decrease in net loss was due primarily to increased net realized investment gains, partially offset by a $26 million after-tax addition to the allowance for doubtful accounts in recognition of deterioration of the financial strength rating of several reinsurers. The 2003 net results were favorably impacted by the absence of eBusiness expenses, which beginning in 2003 were included in the property and casualty operating segments of the Company. In addition, reduced losses from CNA UniSource favorably impacted the net results. See the Investments section of the MD&A for further discussion on net investment income and net realized gains (losses).

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $6 million, related to certain run-off operations, was recorded for the three months ended June 30, 2003. Favorable net prior year claim and allocated claim adjustment expense reserve development of $12 million was recorded for the same period in 2002.

Six Month Comparison

Revenues decreased $6 million for the six months ended June 30, 2003 as compared with the same period in 2002. The decrease in revenues was due primarily to reduced revenues from CNA UniSource and reduced net earned premiums in group reinsurance due to the exit of these businesses in 2002, partially offset by increased realized investment gains.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net results improved $82 million for the six months ended June 30, 2003 as compared with the same period in 2002. The 2003 net results was favorably impacted by increased net realized investment gains and the absence of eBusiness expenses, which beginning in 2003 were included in the property and casualty operating segments of the Company. In addition, reduced losses from CNA UniSource favorably impacted the net results. Partially offsetting these increases was a $26 million after-tax addition to the allowance for doubtful accounts in recognition of deterioration of the financial strength rating of several reinsurers. See the Investments section of the MD&A for further discussion on net investment income and net realized gains (losses).

Unfavorable net prior year development, including premium and claim and allocated claim adjustment expense reserve development, of $3 million, including $9 million of unfavorable claim and allocated claim adjustment expense reserve development and $6 million of favorable premium development, related to certain run-off operations was recorded for the six months ended June 30, 2003. Favorable net prior year development of $13 million, including $10 million of favorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $5,077 million and $4,847 million at June 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $1,896 million and $2,002 million for June 30, 2003 and December 31, 2002.

CNA entered into a retroactive reinsurance agreement as part of the sale of the Company’s personal insurance business to The Allstate Corporation (Allstate) in 1999. CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1 billion at the date of sale. The Company must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1 billion. The Company’s remaining obligation valued under this loss sharing provision as of October 1, 2003 will be settled by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies exceeded $1 billion during the second quarter of 2003. The Company has established reserves for its estimated liability under this loss sharing arrangement.

APMT Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to APMT claims.

Establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial, and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

that are required of management. Accordingly, a high degree of uncertainty remains for the Company’s ultimate liability for APMT claim and claim adjustment expenses.

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; a further increase in asbestos and environmental claims which cannot now be anticipated; continued increase in mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; the role the exhaustion of primary limits for certain accounts and increased demands on any umbrella or excess policies the Company has issued; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims.

Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, it may be necessary for the Company to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

Environmental Pollution and Mass Tort and Asbestos

	June 30, 2003		December 31, 2002

	Environmental		Environmental
	Pollution and		Pollution and
(In millions)	Mass Tort	Asbestos	Mass Tort	Asbestos

Gross reserves	$780	$1,662	$830	$1,758
Ceded reserves	(299)	(501)	(313)	(527)

Net reserves	$481	$1,161	$517	$1,231

Since 1999, CNA has performed semi-annual ground-up reviews of all open APMT claims to evaluate the adequacy of the Company’s APMT reserves. As noted in the Third Quarter Reserve Reviews section of the MD&A, the Company is currently undergoing a ground-up review of all open APMT claims. In doing so, the Company considers input from its analyst professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of the Company, and its actuarial staff. These professionals review, among many factors, the policyholder’s present and future exposures, including such factors as claims volume, trial conditions, settlement demands and defense costs; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

Due to significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Prior reviews have at times resulted in CNA strengthening its APMT reserves and management may strengthen CNA’s reserves as a result of the Third Quarter Reserve Reviews and any subsequent reserve

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

studies. Any such potential additional liability, or range of potential additional amounts, cannot be reasonably estimated currently, but could be material to the Company’s business, results of operations, equity, insurer financial strength and debt ratings.

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

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2002 or during the first six months of 2003, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

During 2002 and continuing into 2003, mass tort claims arising from alleged injury due to exposure to silica and silica containing products have been increasing. The Company is monitoring silica mass tort claims to assess what, if any, impact the increased claims may have on mass tort reserves. As to other mass tort sub-types, the Company has not experienced material negative development either in the number of claims or in the emergence of new policyholders seeking coverage for known mass tort sub-types.

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

As of June 30, 2003 and December 31, 2002, CNA carried approximately $481 million and $517 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the three and six months ended June 30, 2003 and 2002. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $36 million and $58 million for the six months ended June 30, 2003 and 2002.

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

Since 2002, at least 17 companies filed for bankruptcy protection citing costs associated with asbestos claims litigation as a basis for filing. Since 1982, at least 67 companies, including the 17 companies that filed since 2002, that mined asbestos, or manufactured or used asbestos-containing products, have filed for bankruptcy. This phenomenon has prompted plaintiff attorneys to file claims against companies that had only peripheral involvement with asbestos. Many of these defendants were users or distributors of asbestos-containing products, or manufacturers of products in which asbestos was encapsulated. These defendants include equipment manufacturers, brake, gasket, and sealant manufacturers, and general construction contractors. According to a comprehensive report on asbestos litigation recently released by the Rand Corporation, over 6,000 companies have been named as defendants in asbestos lawsuits, with 75 out of 83 different types of industries in the United States impacted by asbestos litigation. The study

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

found that a typical claimant names 70 to 80 defendants, up from an average of 20 in the early years of asbestos litigation.

Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. The Company has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms it aggressively litigates the claim. Adverse developments with respect to such matters discussed in this report could have a material adverse effect on CNA’s results of operations or equity.

Certain asbestos litigations in which CNA is currently engaged are described below:

On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow – Liptak Corporation. Under the agreement, CNA will be required to pay $74 million, net of reinsurance recoveries, over a ten year period. The settlement resolves CNA’s liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow – Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement is subject to bankruptcy court approval and confirmation of a bankruptcy plan containing a channeling injunction to protect CNA from any future claims.

CNA is engaged in insurance coverage litigation with underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (Keasbey) in New York State court (Continental Casualty Co. v. Nationwide Indemnity Co. et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit.

CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. (Burns & Roe). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International Inc (Honeywell). Honeywell faces approximately 50,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-75 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, that even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-75 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio action, plaintiffs allege the defendants negligently performed duties undertaken to protect the public from the effects of asbestos (Varner v. Ford Motor Co., et al., (Cuyahoga County, Ohio)). Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al., (District Court of Nueces County, Texas)). CNA has been named in Adams v. Aetna, Inc., et al., (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. A direct action has also been filed in Montana (Pennock, et al. v. Maryland Casualty, et al., First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that CNA failed to fulfill its obligations as W.R. Grace’s Workers Compensation carrier because of the alleged negligent failure of CNA to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. This action is currently stayed as to CNA because of W.R. Grace’s pending bankruptcy. On July 23, 2003, the stay of the litigation was lifted by the District Court as to Maryland Casualty. The time for an appeal by Maryland Casualty has not expired. The stay of the litigation may also be lifted as to CNA. It is difficult to predict the outcome or financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted.

CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA’s business, insurer financial strength and debt ratings and equity.

As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any CNA excess liability

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of management and consideration of many complex factors, including:

•	inconsistency of court decisions, jury attitudes and future court decisions;

•	specific policy provisions;

•	allocation of liability among insurers and insureds;

•	missing policies and proof of coverage;

•	the proliferation of bankruptcy proceedings and attendant uncertainties;

•	novel theories asserted by policyholders and their counsel;

•	the targeting of a broader range of businesses and entities as defendants;

•	the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims;

•	volatility in claim numbers and settlement demands;

•	increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims;

•	the efforts by insureds to obtain coverage not subject to aggregate limits;

•	long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

•	medical inflation trends;

•	the mix of asbestos-related diseases presented; and

•	the ability to recover reinsurance.

The Company is also monitoring possible legislative reforms, including the possible creation of a national privately financed trust, which if established and approved through federal legislation, could replace litigation of asbestos claims with payments to claimants from the trust. It is uncertain at the present time whether such a trust will be created or, if it is, what will be the terms and conditions of its establishment or its impact on the Company.

As of June 30, 2003 and December 31, 2002, CNA carried approximately $1,161 million and $1,231 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos-related net claim and claim adjustment expense reserve development for the three and six months ended June 30, 2003 and 2002. The Company paid asbestos-related claims, net of reinsurance, of $70 million for the six months ended June 30, 2003 and had net reinsurance recoveries of $15 million for the six months ended June 30, 2002.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

INVESTMENTS

The significant components of net investment income are presented in the following table.

Net Investment Income

	Three Months		Six Months
Period ended June 30
(In millions)	2003	2002	2003	2002

Fixed maturity securities	$422	$496	$842	$943
Short term investments	12	11	32	27
Limited partnerships	75	37	98	44
Equity securities	4	8	9	15
Interest on funds withheld and other deposits	(93)	(57)	(140)	(115)
Other	18	19	43	40

Gross investment income	438	514	884	954
Investment expense	(11)	(12)	(25)	(26)

Net investment income	$427	$502	$859	$928

The Company experienced lower net investment income for the three and six months ended June 30, 2003 as compared with the same periods in 2002. The decrease was due primarily to lower investment yields on fixed maturity securities and increased interest costs on funds withheld and other deposits, partially offset by increased limited partnership income. The interest costs on funds withheld and other deposits increased principally as a result of additional cessions to the corporate aggregate reinsurance and other treaties due to additional development recorded for the three months ended June 30, 2003. See the Reinsurance section of the MD&A for further discussion of the Company’s aggregate reinsurance treaties.

The bond segment of the investment portfolio yielded 5.4% and 6.1% for the six months ended June 30, 2003 and 2002.

The components of net realized investment results are presented in the following table.

Net Realized Investment Gains (Losses)

	Three Months		Six Months
Period ended June 30
(In millions)	2003	2002	2003	2002

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$37	$44	$75	$49
Corporate and other taxable bonds	244	(258)	126	(249)
Tax-exempt bonds	76	14	95	16
Asset-backed bonds	23	19	41	28
Redeemable preferred stock	(5)	(1)	(10)	(15)

Total fixed maturity securities	375	(182)	327	(171)
Equity securities	58	42	58	49
Derivative securities	(55)	(13)	(77)	(34)
Short term investments	6	10	10	10
Other invested assets	(4)	(18)	(17)	(14)

Total realized investment gains (losses)	380	(161)	301	(160)
Allocated to participating policyholders’ and minority interest	(2)	(1)	1	(1)
Income tax (expense) benefit	(129)	57	(102)	58

Net realized investment gains (losses)	$249	$(105)	$200	$(103)

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net realized investment results increased $354 million after-tax for the three months ended June 30, 2003 as compared with the same period in 2002. This change was due primarily to increased net gains on sales of fixed maturity securities and a reduction in after-tax impairment losses, partially offset by increased realized losses for derivative securities. Impairment losses of $20 million after-tax were recorded across several sectors for the three months ended June 30, 2003. Impairment losses of $190 million after-tax were recorded primarily in the communications sector for the same period in 2002.

Net realized investment results increased $303 million after-tax for the six months ended June 30, 2003 as compared with the same period in 2002. This change was due primarily to increased net gains on sales of fixed maturity securities and a $16 million reduction in after-tax impairment losses, partially offset by increased realized losses for derivative securities. Impairment losses of $186 million after-tax were recorded across several sectors, including the airline, healthcare and energy industries, for the six months ended June 30, 2003. Impairment losses of $202 million after-tax were recorded primarily in the communications sector for the same period in 2002.

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

The following table provides further detail of gross realized gains and gross realized losses on fixed maturity securities and equity securities.

Realized Gains and Losses

	Three Months		Six Months
Period ended June 30
(In millions)	2003	2002	2003	2002

Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$410	$217	$695	$357
Gross realized losses	35	399	368	528

Net realized gains (losses) on fixed maturity securities	375	(182)	327	(171)
Equity securities:
Gross realized gains	58	74	70	133
Gross realized losses	—	32	12	84

Net realized gains on equity securities	58	42	58	49

Net realized gains (losses) on fixed maturity and equity securities	$433	$(140)	$385	$(122)

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following table provides details of the largest realized losses from sales of securities aggregated by issuer for the six months ended June 30, 2003, including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also footnoted is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Largest Realized Losses from Securities Sold at a Loss

	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale

(In millions)
A company which operates supermarkets and discount stores in the U.S. and Europe. Also supplies food to institutional foodservice companies (a)	$34	$12	0-6
A company which manufactures rubber and rubber-related chemicals. They also manufacture and distribute tires (b)	23	9	Various, 0-24
A company which provides wholesale financing and capital loans to auto retail dealerships and vehicle leasing companies (c)	122	8	Various, 0-12
A company which provides and operates a network of in-patient and outpatient surgery and rehabilitation facilities (d)	18	7	Various, 0-12

Total	$197	$36

(a)	The issuer is under investigation for accounting fraud. Losses relate to trades that took place to reduce issuer exposure.

(b)	These losses relate to trades that took place to reduce issuer exposure.

(c)	The issuer’s financial condition is in good standing and is investment grade quality. A decision was made to reduce the portfolio’s overall exposure to this issuer.

(d)	The issuer is under investigation for accounting fraud and various security issues relating to management. These losses relate to trades that took place to reduce issuer exposure.

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

The decision to impair a security incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (1) the length of time and the extent to which the market value has been less than book value, (2) the financial condition and near term prospects of the issuer, (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (4) whether the debtor is current on interest and principal payments and (5) general market conditions and industry or sector specific factors. The Impairment Committee’s decision to impair a security is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all of the factors considered above. For securities that are impaired, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Operations.

Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying Condensed Consolidated Financial Statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income.

The following table details the carrying value of CNA’s general account investment portfolios.

Carrying Value of Investments

	June 30,		December 31,
(In millions)	2003	%	2002	%

General account investments:
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$2,501	6%	$1,376	4%
Asset-backed securities	7,598	20	8,208	23
States, municipalities and political subdivisions – tax-exempt	8,388	22	5,074	14
Corporate securities	7,579	20	7,591	22
Other debt securities	4,101	11	3,827	11
Redeemable preferred stock	135	—	69	—
Options embedded in convertible debt securities	185	1	130	—

Total fixed maturity securities	30,487	80	26,275	74

Equity securities:
Common stock	476	1	461	1
Non-redeemable preferred stock	171	1	205	1

Total equity securities	647	2	666	2

Short-term investments	5,335	14	7,008	20
Limited partnerships	1,146	3	1,060	3
Other investments	231	1	284	1

Total general account investments	$37,846	100%	$35,293	100%

The Company’s general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Investments in the general account had a total net unrealized gain of $2,019 million at June 30, 2003 compared with $887 million at December 31, 2002. The net unrealized position at June 30, 2003 was composed of a net unrealized gain of $1,796 million for fixed maturities, a net unrealized gain of $221 million for equity securities and a net unrealized gain of $2 million for short-term securities. The net unrealized position at December 31, 2002 was composed of a net unrealized gain of $742 million for fixed maturities, a net unrealized gain of $147 million for equity securities and a net unrealized loss of $2 million for short-term securities.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross	Net
	Amortized	Unrealized	Unrealized	Unrealized
June 30, 2003	Cost	Gains	Losses	Gain
(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$2,404	$128	$31	$97
Asset-backed securities	7,374	234	10	224
States, municipalities and political subdivisions – tax-exempt	8,122	290	24	266
Corporate securities	6,885	763	69	694
Other debt securities	3,595	529	23	506
Redeemable preferred stock	126	10	1	9
Options embedded in convertible debt securities	185	—	—	—

Total fixed maturity securities	28,691	1,954	158	1,796

Equity securities:
Common stock	272	212	8	204
Non-redeemable preferred stock	154	18	1	17

Total equity securities	426	230	9	221

Total fixed maturity and equity securities	$29,117	$2,184	$167	$2,017

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross	Net
	Amortized	Unrealized	Unrealized	Unrealized
December 31, 2002	Cost	Gains	Losses	Gain/(Loss)
(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,266	$114	$4	$110
Asset-backed securities	7,888	336	16	320
States, municipalities and political subdivisions – tax-exempt	4,966	151	43	108
Corporate securities	7,439	487	335	152
Other debt securities	3,780	284	237	47
Redeemable preferred stock	64	5	—	5
Options embedded in convertible debt securities	130	—	—	—

Total fixed maturity securities	25,533	1,377	635	742

Equity securities:
Common stock	310	166	15	151
Non-redeemable preferred stock	209	3	7	(4)

Total equity securities	519	169	22	147

Total fixed maturity and equity securities	$26,052	$1,546	$657	$889

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The Company’s investment policies for the general account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

At June 30, 2003, the carrying value of the general account fixed maturities was $30,487 million, representing 80% of the total investment portfolio. The net unrealized gain related to this fixed maturity portfolio was $1,796 million, comprising gross unrealized gains of $1,954 million and gross unrealized losses of $158 million. Corporate bonds represented 44%, other fixed maturity securities represented 26%, municipal securities represented 15%, and other debt securities, which includes public utility and foreign government bonds, represented 15% of the gross unrealized losses. Within corporate bonds, the largest industry sectors were consumer-cyclical and financial, which represented 25% and 27% of the gross unrealized losses. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.

If the deterioration in these industry sectors continues in future periods and the Company continues to hold these securities, the Company is likely to have additional impairments in the future.

The following table provides the composition of fixed maturity securities with an unrealized loss at June 30, 2003 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.

Contractual Maturity

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	1%	3%
Due after one year through five years	7	15
Due after five years through ten years	35	32
Due after ten years	37	44
Asset-backed securities	20	6

Total	100%	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following tables summarize, for fixed maturity and equity securities in an unrealized loss position at June 30, 2003 and December 31, 2002, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

Gross Unrealized Loss Aging

	June 30, 2003		December 31, 2002

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In millions)	Fair Value	Loss	Fair Value	Loss

Fixed maturity securities:
Investment grade:
0-6 months	$4,815	$70	$2,632	$100
7-12 months	212	16	361	30
13-24 months	126	9	163	21
Greater than 24 months	47	8	172	20

Total investment grade	5,200	103	3,328	171

Non-investment grade:
0-6 months	432	16	892	119
7-12 months	144	7	473	115
13-24 months	203	16	458	157
Greater than 24 months	118	16	169	73

Total non-investment grade	897	55	1,992	464

Total fixed maturity securities	6,097	158	5,320	635

Equity securities:
0-6 months	21	3	119	13
7-12 months	13	4	79	9
13-24 months	11	2	4	—
Greater than 24 months	8	—	4	—

Total equity securities	53	9	206	22

Total fixed maturity and equity securities	$6,150	$167	$5,526	$657

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The Company’s non-investment grade fixed maturity securities held as of June 30, 2003 that were in a gross unrealized loss position had a fair value of $897 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. The Company’s Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of June 30, 2003 and December 31, 2002.

Gross Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
June 30, 2003	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$432	$8	$7	$—	$1	$16
7-12 months	144	2	5	—	—	7
13-24 months	203	8	6	2	—	16
Greater than 24 months	118	3	5	5	3	16

Total non-investment grade	$897	$21	$23	$7	$4	$55

Gross Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
December 31, 2002	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$892	$30	$28	$28	$33	$119
7-12 months	473	9	12	24	70	115
13-24 months	458	5	12	50	90	157
Greater than 24 months	169	2	6	15	50	73

Total non-investment grade	$1,992	$46	$58	$117	$243	$464

The non-investment grade securities that were in an unrealized loss severity of less than 70% for greater than 24 months as of June 30, 2003 primarily consisted of a financial sector security which represented less than 2% of the gross unrealized loss for the total fixed maturity portfolio.

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of these non-investment grade securities and determined that no further impairments were appropriate at June 30, 2003. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, the Company’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, the Company had the intent and ability to hold these securities for a period of time sufficient to recover the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

book value of its investment through a recovery in the market value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. The Company maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

The Company’s equity securities held as of June 30, 2003 that were in a gross unrealized loss position had a fair value of $53 million. The Company’s Impairment Committee, under the same process as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, the Company expects to recover the book value of its investment through a recovery in the market value of the security.

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 89% of which were rated as investment grade at June 30, 2003 and December 31, 2002. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

General Account Bond Ratings

	June 30,		December 31,
(In millions)	2003	%	2002	%

U.S. Government and affiliated agency securities	$2,987	10%	$1,908	7%
Other AAA rated	12,919	42	10,856	41
AA and A rated	6,037	20	5,730	22
BBB rated	5,061	17	4,930	19
Below investment-grade	3,348	11	2,782	11

Total	$30,352	100%	$26,206	100%

At June 30, 2003 and December 31, 2002, approximately 97% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or Company management.

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

The carrying value of private placement securities at June 30, 2003 was $264 million which represents 0.7% of the Company’s total investment portfolio. These securities were in a net unrealized gain position of $50 million at June 30, 2003. Of the non-traded securities, 53% are priced by unrelated third party sources.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Included in CNA’s general account fixed maturity securities at June 30, 2003 are $7,598 million of asset-backed securities, at fair value, consisting of approximately 62% in collateralized mortgage obligations (CMOs), 12% in corporate asset-backed obligations, 5% in U.S. Government agency issued pass-through certificates and 21% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

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

The carrying value of the components of the general account short-term investment portfolio is presented in the following table.

Short-term Investments

	June 30,	December 31,
	2003	2002
(In millions)
Commercial paper	$1,826	$1,141
U.S. Treasury securities	248	2,756
Money market funds	2,617	2,161
Other	644	950

Total short-term investments	$5,335	$7,008

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of non-performance of underlying obligor). CNA considers the derivatives in its general account to be held for purposes other than trading. Derivative securities are recorded at fair value at the reporting date.

Most derivatives in separate accounts are held for hedging purposes. The Company uses these derivatives to mitigate market risk by purchasing S&P 500® index futures in a notional amount equal to the contract liability relating to Group Operations’ Index 500 guaranteed investment contract product.

LIQUIDITY AND CAPITAL RESOURCES

The principal operating cash flow sources of CNA’s property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the six months ended June 30, 2003, net cash provided by operating activities was $115 million as compared with $435 million for the same period in 2002. The decrease related primarily to lower federal income tax refunds in 2003 as compared with 2002.

Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

For the six months ended June 30, 2003, net cash provided by investing activities was $48 million as compared with net cash used by investing activities of $410 million for the same period in 2002. This improvement related principally to sales of fixed maturity securities.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

For the six months ended June 30, 2003, net cash used by financing activities was $149 million as compared with $22 million for the same period in 2002. Cash flows used by financing activities were related principally to repayment of debt.

The Company is closely managing the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. The Company does not anticipate any liquidity problems resulting from these payments. As of July 3, 2003, the Company has paid $533 million in claims and recovered $363 million from reinsurers.

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

The Company’s 2002 Form 10-K provides a detailed discussion of the Company’s debt.

During the first quarter of 2003, The Continental Corporation (Continental) repaid its $128 million, 7.250% Senior Note, due March 1, 2003.

The Company pays a facility fee to the lenders for having funds available for loans under the credit facility maturing April 30, 2004. The fee varies based on the long term debt ratings of the Company. At June 30, 2003 and December 31, 2002, the facility fee was 17.5 basis points.

The Company pays interest on any outstanding debt/borrowings under the facility based on a rate determined using the long term debt ratings of the Company. The interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 57.5 basis points. Further, if the Company has outstanding loans greater than 50% of the amounts available under the facility, the Company will also pay a utilization fee of 12.5 basis points on such loans. At June 30, 2003 and December 31, 2002, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.2% and 2.3%.

A Moody’s downgrade of the CNAF senior debt rating from Baa2 to Baa3 would increase the facility fee from 17.5 basis points to 25.0 basis points. The applicable interest rate would increase from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee would remain unchanged on the facility at 12.5 basis points.

CNA Surety Corporation (CNA Surety), a 64% owned and consolidated subsidiary of CNA, pays interest on any outstanding borrowings under its credit agreement based on an applicable margin determined by

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

the amount of leverage of the company. The current interest rate on any borrowings under the facility is LIBOR plus 45.0 basis points. In addition, CNA Surety pays a facility fee that is currently 12.5 basis points. If the utilization of the credit facility is greater than 50% of the amount available under the facility, an additional fee of 5.0 basis points will be incurred. At June 30, 2003, the aggregate commitment of the term loan component of the credit agreement was reduced by $5 million to an aggregate commitment of $25 million. Effective January 30, 2003, CNA Surety entered into an interest rate swap on the term loan portion of its credit agreement, which uses the 3-month LIBOR to determine the swap increment. The term loan interest rate on June 30, 2003 was 2.6%. At June 30, 2003, the weighted-average interest rate on the $55 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.3%. At December 31, 2002, the weighted-average interest rate on the $60 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.0%. At June 30, 2003 and December 31, 2002, CNA Surety was in compliance with all restrictive debt covenants.

See Note M of the Notes to the Condensed Consolidated Financial Statements for information related to CNA Surety’s related party transactions with CNAF. The impact of these transactions should be considered when evaluating the Company’s liquidity and capital resources.

See Note I of the Notes to the Condensed Consolidated Financial Statements for information related to the Company’s commitments and contingencies. The impact of these commitments and contingencies should be considered when evaluating the Company’s liquidity and capital resources.

A summary of the Company’s commitments as of June 30, 2003 is presented in the following table.

Commitments

					2007 and
June 30, 2003	2003	2004	2005	2006	Beyond	Total
(In millions)

Debt (a)	$285	$260	$503	$251	$834	$2,133
Capital leases	1	3	3	3	24	34
Lease obligations	41	67	58	48	146	360
Guaranteed payment contracts	6	13	5	—	—	24

Total	$333	$343	$569	$302	$1,004	$2,551

(a) Does not include original issue discount of $9 million.

Dividends from Subsidiaries

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2003, CCC’s earned

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

surplus was in a positive position, thereby enabling CCC to pay approximately $1,258 million of dividend payments during 2003 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

In addition, by agreement with the New Hampshire Insurance Department, as well as certain other state insurance departments, dividend payments for the CIC pool are restricted to internal and external debt service requirements through September 2003 up to a maximum of $85 million annually, without the prior approval of the New Hampshire Insurance Department. The Company is currently in discussions with the New Hampshire Insurance Department, which may result in the extension of the term of this agreement through September 2004.

Loews

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

The Preferred Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. It will be adjusted quarterly to a rate equal to 400 basis points above the ten-year U.S. Treasury rate beginning with the quarterly dividend after the first triggering event to occur of either (1) an increase by two intermediate ratings levels of the financial strength rating of CCC from its December 19, 2002 rating by any of A.M. Best, S&P or Moody’s or (2) one year following an increase by one intermediate ratings level of the financial strength rating of CCC by any one of those rating agencies. Accrued but unpaid cumulative dividends cannot be paid on the Preferred Issue unless and until one of the two triggering events described above has occurred. Beginning with the quarter following an increase of one intermediate ratings level in CCC’s financial strength rating, however, current (but not accrued cumulative) quarterly dividends can be paid. For the three months ended June 30, 2003, the Company has $15 million of undeclared but accumulated dividends. As of June 30, 2003, the cumulative undeclared dividend was $32 million.

CNA completed a common stock rights offering on September 26, 2001, successfully raising $1,006 million (40.3 million shares sold at $25 per share). Loews purchased 38.3 million shares issued in connection with the rights offering for $957 million.

Loews owned approximately 90% of the outstanding common stock of CNAF as of June 30, 2003. Loews has been a major source of capital for the Company to meet its liquidity and capital resource needs.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Ratings

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

The actions that can be taken by rating agencies are changes in ratings or modifiers. “On Review”, “Credit Watch” and “Rating Watch” are modifiers used by the ratings agencies to alert those parties relying on the Company’s ratings of the possibility of a rating change in the near term. Modifiers are utilized when the agencies are uncertain as to the impact of a Company action or initiative, which could prove to be material to the current rating level. Modifiers are generally used to indicate a possible change in rating within 90 days.

On August 7, 2003, the rating agencies took various actions with respect to CNA’s ratings. A.M. Best confirmed that the existing CNA insurance financial strength and debt ratings remain unchanged. S&P placed all of CNA’s insurance financial strength and debt ratings on Credit Watch with negative implications. Moody’s placed all of CNA’s insurance financial strength and debt ratings on review for possible downgrade. Fitch has lowered the insurance financial strength ratings and senior debt ratings one level and placed all of the ratings on Rating Watch Negative status.

The table below reflects the various group ratings issued by A.M. Best, S&P, Moody’s and Fitch as of August 7, 2003 for the Property and Casualty and Life and Group companies. The table also includes the ratings for CNAF’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings				Debt Ratings

	Property & Casualty		Life & Group		CNAF	Continental

	CCC	CIC			Senior	Senior
	Group	Group	CAC/VFL	CNAGLA	Debt	Debt

A.M. Best	A	A	A	A	bbb	bbb-
Fitch	A-	A-	A+	A	BBB-	BBB-
Moody’s	A3	A3	A2*	NR	Baa2	Baa3
S&P	A-	A-	A	NR	BBB-	BBB-

NR = Not Rated

All modifiers for the insurance financial strength and debt ratings as evaluated by Fitch are Rating Watch Negative, as evaluated by Moody’s are on review for possible downgrade, and as evaluated by S&P are Credit Watch with negative implications.

*Continental Assurance Corporation (CAC) and Valley Forge Life Insurance Company (VFL) are rated separately by Moody’s and both have an A2 rating.

If CNA’s ratings were downgraded, CNA’s business, results of operations and/or equity could be materially adversely affected. Among potential adverse effects in the event of such downgrading would be the inability to access certain markets of distribution channels, and also the required collateralization of future payment obligations or reserves.

The Company has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if the Company’s ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below the Company’s ratings as of August 7, 2003.

FORWARD-LOOKING STATEMENTS

This quarterly report includes a number of statements which relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as “believes”, “expects”, “intends”, “anticipates”, “estimates”, and similar expressions. Forward-looking statements in this quarterly report include expected developments in the Company’s insurance business, including losses and loss reserves for asbestos, environmental pollution and mass tort claims, which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of the insurance reserve reviews being conducted by the Company and an independent actuarial firm, the ongoing state regulatory examinations of the Company’s primary insurance company subsidiaries, and the Company’s responses to the results of those reviews and examinations; the Company’s expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company’s expense reduction and restructuring activities; and the Company’s proposed actions in response to trends in its business.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on surety bond claims, as well as on capital markets, and on the markets for directors and officers and errors and omissions coverages;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	regulatory limitations, impositions and restrictions upon the Company, including the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s books of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement practices;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratio through more efficacious claims handling techniques;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in the Company’s composition of operating segments;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence of applicable terrorism legislation on coverages;

•	the occurrence of epidemics;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, and exposure to liabilities for environmental pollution and mass tort claims;

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

•	whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established or approved through federal legislation, or, if established and approved, whether it will contain funding requirements in excess of the Company’s established loss reserves or carried loss reserves;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the level of success in integrating acquired businesses and operations, and in consolidating existing ones;

•	the possibility of changes in the Company’s ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.

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

The sensitivity analysis estimates the decline in the market value of the Company’s interest sensitive assets and liabilities that were held on June 30, 2003 and December 31, 2002 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at June 30, 2003 and December 31, 2002, with all other variables held constant.

Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at June 30, 2003 and December 31, 2002, with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At June 30, 2003, a 10% and 25% decrease in the Index would result in a $236 million and $591 million decrease compared to $234 million and $585 million decrease at December 31, 2002, in the market value of the Company’s equity investments.

CNA FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Of these amounts, under the 10% and 25% scenarios, $143 million and $359 million at June 30, 2003 and $113 million and $284 million at December 31, 2002 pertained to decreases in the market value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the market value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

The following tables present the estimated effects on the market value of the Company’s financial instruments at June 30, 2003 and December 31, 2002, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

Market Risk Scenario 1

		Increase (Decrease)

	Market	Interest	Currency	Equity
June 30, 2003	Value	Rate Risk	Risk	Risk
(In millions)

Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$30,487	$(1,932)	$(46)	$(17)
Equity securities	647	—	(23)	(62)
Short-term investments	5,335	(2)	(13)	—
Limited partnerships	1,146	5	—	(14)
Other invested assets	246	—	—	—
Interest rate caps	—	—	—	—
Interest rate swaps	(12)	112	—	—
Other derivative securities	(3)	(27)	8	—

Total general account	37,846	(1,844)	(74)	(93)

Separate accounts:
Fixed maturity securities	1,881	(110)	—	—
Equity securities	113	—	—	(11)
Short-term investments	97	—	—	—
Other invested assets	395	—	—	(39)

Total separate accounts	2,486	(110)	—	(50)

Total securities held for other than trading purposes	40,332	(1,954)	(74)	(143)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	296	(4)	—	(1)
Equity securities	—	—	—	—
Short-term investments	315	—	—	—
Limited partnerships	364	—	—	(2)
Equity indexed futures	—	2	—	(90)

Total securities held for trading purposes	975	(2)	—	(93)

Total securities	$41,307	$(1,956)	$(74)	$(236)

Debt (carrying value)	$2,158	$(74)	$—	$—

CNA FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Market Risk Scenario 1

		Increase (Decrease)

	Market	Interest	Currency	Equity
December 31, 2002	Value	Rate Risk	Risk	Risk
(In millions)

Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$26,275	$(1,629)	$(37)	$(10)
Equity securities	666	—	(20)	(67)
Short-term investments	7,008	(6)	(18)	—
Limited partnerships	1,060	41	—	(43)
Other invested assets	263	—	—	—
Interest rate caps	—	—	—	—
Interest rate swaps	—	5	—	—
Other derivative securities	21	(52)	1	(1)

Total general account	35,293	(1,641)	(74)	(121)

Separate accounts:
Fixed maturity securities	1,868	(96)	—	—
Equity securities	112	—	—	(11)
Short-term investments	110	—	—	—
Other invested assets	387	—	—	(39)

Total separate accounts	2,477	(96)	—	(50)

Total securities held for other than trading purposes	37,770	(1,737)	(74)	(171)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	145	(3)	—	—
Equity securities	6	—	—	(1)
Short-term investments	167	—	—	—
Limited partnerships	327	—	—	(2)
Equity indexed futures	—	1	—	(60)

Total securities held for trading purposes	645	(2)	—	(63)

Total securities	$38,415	$(1,739)	$(74)	$(234)

Debt (carrying value)	$2,292	$(86)	$—	$—

CNA FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

The following tables present the estimated effects on the market value of the Company’s financial instruments at June 30, 2003 and December 31, 2002, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.

Market Risk Scenario 2

		Increase (Decrease)

	Market	Interest	Currency	Equity
June 30, 2003	Value	Rate Risk	Risk	Risk
(In millions)

Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$30,487	$(2,723)	$(92)	$(42)
Equity securities	647	—	(46)	(156)
Short-term investments	5,335	(3)	(27)	—
Limited partnerships	1,146	7	—	(34)
Other invested assets	246	—	—	—
Interest rate caps	—	1	—	—
Interest rate swaps	(12)	163	—	—
Other derivative securities	(3)	(41)	16	—

Total general account	37,846	(2,596)	(149)	(232)

Separate accounts:
Fixed maturity securities	1,881	(158)	—	—
Equity securities	113	—	—	(28)
Short-term investments	97	—	—	—
Other invested assets	395	—	—	(98)

Total separate accounts	2,486	(158)	—	(126)

Total securities held for other than trading purposes	40,332	(2,754)	(149)	(358)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	296	(5)	—	(2)
Equity securities	—	—	—	—
Short-term investments	315	—	—	—
Limited partnerships	364	—	—	(6)
Equity indexed futures	—	3	—	(225)

Total securities held for trading purposes	975	(2)	—	(233)

Total securities	$41,307	$(2,756)	$(149)	$(591)

Debt (carrying value)	$2,158	$(107)	$—	$—

CNA FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Market Risk Scenario 2

		Increase (Decrease)

	Market	Interest	Currency	Equity
December 31, 2002	Value	Rate Risk	Risk	Risk
(In millions)

Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$26,275	$(2,430)	$(73)	$(24)
Equity securities	666	—	(41)	(166)
Short-term investments	7,008	(9)	(36)	—
Limited partnerships	1,060	62	—	(109)
Other invested assets	263	—	—	—
Interest rate caps	—	1	—	—
Interest rate swaps	—	7	—	—
Other derivative securities	21	(86)	2	(2)

Total general account	35,293	(2,455)	(148)	(301)

Separate accounts:
Fixed maturity securities	1,868	(137)	—	—
Equity securities	112	—	—	(28)
Short-term investments	110	—	—	—
Other invested assets	387	—	—	(97)

Total separate accounts	2,477	(137)	—	(125)

Total securities held for other than trading purposes	37,770	(2,592)	(148)	(426)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	145	(5)	—	(1)
Equity securities	6	—	—	(2)
Short-term investments	167	—	—	—
Limited partnerships	327	—	—	(5)
Equity indexed futures	—	2	—	(151)

Total securities held for trading purposes	645	(3)	—	(159)

Total securities	$38,415	$(2,595)	$(148)	$(585)

Debt (carrying value)	$2,292	$(125)	$—	$—

CNA FINANCIAL CORPORATION
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

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

The Company’s principal executive officer and its principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company’s controls and procedures were effective.

Management, in consultation with the Company’s independent accountants, identified deficiencies in certain aspects of initial policy set-up and processing for large account property and casualty business in the Standard Lines segment which constitute a “Reportable Condition” under standards established by the American Institute of Certified Public Accountants. These deficiencies impacted the quality of the claim data used by the Company’s actuaries as the basis for their comprehensive actuarial reviews, which hampered the timeliness of these reviews.

This matter, as well as management’s action plan for remediation, have been discussed with the Company’s Audit Committee. The Company has made substantial progress towards remediation, and expects to complete its action plan by the end of 2003.

There were no other changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 1. Legal Proceedings

Information on CNA’s legal proceedings is set forth in Notes F and G of the Condensed Consolidated Financial Statements included under Part I, Item 1.

Item 4. Matters Subject to a Vote of Security Holders

Set forth below is information relating to the 2003 Annual Meeting of Shareholders of the Registrant.

The annual meeting was called to order at 10:00 a.m., May 7, 2003. Represented at the meeting, in person or by proxy, were 220,132,594 shares, approximately 98.4% of the issued and outstanding shares entitled to vote.

The following business was transacted:

Election of Directors

Over 97.4% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

	Votes For	Votes Withheld
Antoinette Cook Bush	214,888,500	5,244,094
Walter L. Harris	214,892,598	5,239,996
Bernard L. Hengesbaugh	214,832,416	5,300,178
Stephen W. Lilienthal	215,766,014	4,366,580
Don M. Randel	214,887,524	5,245,070
Joseph Rosenberg	215,767,722	4,364,872
James S. Tisch	215,766,594	4,366,000
Laurence A. Tisch	215,818,864	4,313,730
Preston R. Tisch	215,812,274	4,320,320
Marvin Zonis	214,891,854	5,240,740

Ratification of the appointment of Independent Certified Public Accountants

Approved 214,276,371 votes, approximately 95.8% of the votes cast, voted to ratify the appointment of Deloitte & Touche, LLP as independent certified public accountants for the Company, 5,844,767 votes, approximately 2.6% of the votes cast, voted against, and shares representing 11,456 votes, approximately 0.0% of the votes cast, abstained.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Description of Exhibit	Exhibit Number
Executive Severance Agreement between CNA Financial Corporation and Debra L. McClenahan, dated June 12, 2003	10.15

Amendment to Employment Agreement between CNA Financial Corporation and Robert L. McGinnis, dated June 10, 2003	10.16

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	*

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2	*

*Exhibits 32.1 and 32.2 are being furnished and shall not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

(b) Reports on Form 8-K

On June 11, 2003, CNA Financial Corporation issued a release announcing the promotion of Robert L. McGinnis to President and Chief Executive Officer of CNA Life and Group Operations, CNA insurance companies.

On May 30, 2003, CNA Financial Corporation issued a release announcing a second quarter charge relating to a 1995 property loss.

On May 8, 2003, CNA Financial Corporation issued a release announcing its first quarter 2003 operating results.

On April 21, 2003, CNA Financial Corporation filed a Form 8-K for its preferred stock designated Series H Cumulative Preferred Issue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: August 8, 2003	By	/s/ Robert V. Deutsch

Robert V. Deutsch
Executive Vice President and
Chief Financial Officer (Principal Accounting Officer)