Form 10-Q
period 2003-09-30
CNA FINANCIAL CORP
filed 2003-11-14
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☑   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑   No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2003

Common Stock, Par value $2.50	223,617,337

CNA FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2003	2002

(In millions, except share data)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $27,434 and $25,533)	$28,747	$26,275
Equity securities available-for-sale, at fair value (cost of $360 and $519)	575	666
Mortgage loans and real estate (less accumulated depreciation of $10 and $55)	27	57
Policy loans	178	180
Limited partnership investments	1,213	1,060
Other invested assets	18	47
Short-term investments, cost approximates fair value	7,044	7,008

Total investments	37,802	35,293
Cash	178	126
Reinsurance receivables (less allowance for doubtful accounts of $548 and $196)	14,569	12,500
Insurance receivables (less allowance for doubtful accounts of $399 and $156)	2,767	3,007
Accrued investment income	364	300
Receivables for securities sold	1,222	455
Deferred acquisition costs	2,662	2,551
Prepaid reinsurance premiums	1,388	1,345
Federal income taxes recoverable (includes $696 and $0 due from Loews Corporation)	719	—
Deferred income taxes	496	723
Property and equipment at cost (less accumulated depreciation of $777 and $771)	338	369
Goodwill and other intangible assets	172	174
Other assets	1,640	1,785
Separate account business	3,533	3,103

Total assets	$67,850	$61,731

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$32,264	$27,370
Unearned premiums	5,237	4,820
Future policy benefits	7,949	7,409
Policyholders’ funds	603	580
Collateral on loaned securities and derivatives	881	552
Payables for securities purchased	847	464
Participating policyholders’ funds	121	119
Short term debt	512	420
Long term debt	1,641	1,872
Reinsurance balances payable	3,286	2,763
Federal income taxes payable (includes $0 and $13 due to Loews Corporation)	—	29
Other liabilities	2,530	2,573
Separate account business	3,533	3,103

Total liabilities	59,404	52,074

Commitments and contingencies (Notes F, G, I, L and M)
Minority interest	245	256
Stockholders’ equity:
Preferred stock (Series H, no par value; $100,000 stated value; 12,500,000 shares authorized; 7,500 shares issued and outstanding, held by Loews Corporation)	750	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 225,850,270 shares issued; and 223,617,337 and 223,608,868 shares outstanding)	565	565
Additional paid-in capital	1,031	1,031
Retained earnings	4,986	6,593
Accumulated other comprehensive income	1,013	604
Treasury stock (2,232,933 and 2,241,402 shares), at cost	(69)	(70)

	8,276	9,473
Notes receivable for the issuance of common stock	(75)	(72)

Total stockholders’ equity	8,201	9,401

Total liabilities and stockholders’ equity	$67,850	$61,731

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months		Nine months

Period ended September 30	2003	2002	2003	2002

(In millions, except per share data)		Restated (a)		Restated (a)
Revenues
Net earned premiums	$2,126	$2,262	$6,704	$7,925
Net investment income	352	364	1,211	1,292
Realized investment gains (losses), net of participating policyholders’ and minority interests	164	24	466	(137)
Other revenues	83	137	288	465

Total revenues	2,725	2,787	8,669	9,545

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	4,032	1,850	7,969	6,542
Amortization of deferred acquisition costs	495	448	1,434	1,350
Other operating expenses	945	375	1,765	1,258
Interest	33	37	100	112

Total claims, benefits and expenses	5,505	2,710	11,268	9,262

(Loss) income from continuing operations before income tax and minority interest	(2,780)	77	(2,599)	283
Income tax benefit (expense)	1,006	(22)	983	(75)
Minority interest	14	(1)	9	(11)

(Loss) income from continuing operations	(1,760)	54	(1,607)	197
Loss from discontinued operations, net of tax of $9	—	—	—	(35)

(Loss) income before cumulative effect of a change in accounting principle	(1,760)	54	(1,607)	162
Cumulative effect of a change in accounting principle, net of tax of $7	—	—	—	(57)

Net (loss) income	$(1,760)	$54	$(1,607)	$105

Basic and Diluted (Loss) Earnings Per Share
(Loss) income from continuing operations	$(7.94)	$0.24	$(7.39)	$0.89
Loss from discontinued operations, net of tax	—	—	—	(0.16)

(Loss) income before cumulative effect of a change in accounting principle	(7.94)	0.24	(7.39)	0.73
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.26)

Basic and diluted (loss) earnings per share available to common stockholders	$(7.94)	$0.24	$(7.39)	$0.47

Weighted average outstanding common stock and common stock equivalents	223.6	223.6	223.6	223.6

(a)	See Note O.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30	2003	2002

(In millions)		Restated (a)
Cash Flows from Operating Activities
Net (loss) income	$(1,607)	$105
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	57
Change in bad debt provision for insurance and reinsurance receivables	596	20
Minority interest	(9)	11
Loss on disposal of property and equipment	30	17
Deferred income tax provision	—	(33)
Realized investment (gains) losses, net of participating policyholders’ and minority interests	(466)	137
Realized loss on disposition of discontinued operations, net of tax	—	37
Equity method (income) loss	(157)	24
Amortization of bond discount	(47)	(98)
Depreciation	66	74
Changes in:
Receivables	(2,424)	627
Deferred acquisition costs	(128)	(130)
Accrued investment income	(64)	2
Federal income taxes recoverable/payable	(751)	713
Prepaid reinsurance premiums	(43)	(196)
Reinsurance balances payable	523	309
Insurance reserves	5,880	(664)
Other, net	83	(206)
Total adjustments	3,089	701

Net cash flows provided by operating activities	1,482	806

Cash Flows from Investing Activities
Purchases of fixed maturity securities	(48,158)	(49,577)
Proceeds from fixed maturity securities:
Sales	41,330	48,195
Maturities, calls and redemptions	5,011	2,025
Purchases of equity securities	(229)	(646)
Proceeds from sales of equity securities	416	816
Change in short-term investments	17	(1,394)
Change in collateral on loaned securities and derivatives	328	84
Change in other investments	111	(146)
Purchases of property and equipment	(68)	(61)
Dispositions	(46)	76
Other, net	18	(7)

Net cash flows used by investing activities	(1,270)	(635)

Net Cash Flows from Financing Activities
Principal payments on debt	(138)	(84)
Return of policyholder account balances on investment contracts	(18)	(36)
Other	(4)	66

Net cash flows used by financing activities	(160)	(54)

Net change in cash and cash equivalents	52	117
Cash and cash equivalents, beginning of period	126	142

Cash and cash equivalents, end of period	$178	$259

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	$133	$97
Federal income taxes	(248)	(627)
Non-cash transactions:
Notes receivable for the issuance of common stock	3	3
(a)	See Note O.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A. Basis of Presentation

The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries, which include property and casualty insurance companies (principally Continental Casualty Company (CCC) and The Continental Insurance Company (CIC)) and life and group insurance companies (principally Continental Assurance Company (CAC), Valley Forge Life Insurance Company (VFL) and CNA Group Life Assurance Company (CNAGLA)), collectively CNA or the Company. As of September 30, 2003, Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF.

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

The interim financial data as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.

As a result of a routine review of the Company’s periodic filings by the Division of Corporation Finance of the SEC, the Company has restated its results of operations for the three and nine months ended September 30, 2002. The restated financial statements reflect an adjustment to the Company’s historical accounting for its investment in life settlement contracts and the related revenue recognition. See Note O for further discussion.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Any future impairment losses incurred will be reported in results of operations. Goodwill of $152 million and $154 million as of September 30, 2003 and December 31, 2002 represents the excess of purchase price over fair value of the net assets of acquired entities. Other intangible assets were $20 million as of September 30, 2003 and December 31, 2002.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Financial statements issued after January 31, 2003 are required to disclose the nature, purpose, activities and size of the VIE and maximum exposure to loss as a result of its involvement with the VIE. The Company reviewed FIN 46 and is of the opinion that at the present time, the Company is neither a primary beneficiary of a VIE nor does it have a significant involvement with a VIE.

In April of 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) for certain decisions made by the FASB as part of the Derivatives Implementation Group (DIG) process and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a significant impact on the results of operations or equity of the Company.

In May of 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer of financial instruments classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS 150 modifies the accounting and financial statement disclosures of certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 affects the issuer’s accounting for three types of financial instruments that are required to be accounted for as liabilities. The Company did not have any financial instruments outstanding to which the provisions of SFAS 150 apply; therefore, the adoption of SFAS 150 did not have any impact on the results of operations or equity of the Company.

In July of 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-01, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-01). SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. SOP 03-01 may not be applied retroactively to prior years’ financial statements, and initial application should be as of the beginning of an entity’s fiscal year. CNA will adopt SOP 03-01 as of January 1, 2004. The Company is in the process of evaluating the effect of SOP 03-01.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note C. Earnings Per Share

The computation of earnings per share was as follows.

(Loss) Earnings Per Share

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions, except per share amounts)
(Loss) income from continuing operations	$(1,760)	$54	$(1,607)	$197
Less: preferred stock dividend (accumulated but undeclared)	(15)	—	(45)	—

(Loss) income from continuing operations available to common stockholders	(1,775)	54	(1,652)	197
Loss from discontinued operations, net of tax	—	—	—	(35)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(57)

Net (loss) income available to common stockholders	$(1,775)	$54	$(1,652)	$105

Weighted average outstanding common stock and common stock equivalents	223.6	223.6	223.6	223.6
Effect of dilutive securities, employee stock options	—	—	—	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	223.6	223.6	223.6	223.6

Basic and diluted (loss) earnings per share available to common stockholders	$(7.94)	$0.24	$(7.39)	$0.47

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

The following table illustrates the pro forma effect on net (loss) income and (loss) earnings per share, had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation under the Company’s stock-based compensation plans.

Pro Forma Effect of SFAS 123 on Net (Loss) Income and (Loss) Earnings Per Share

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions, except per share amounts)
Net (loss) income	$(1,760)	$54	$(1,607)	$105
Less: Total stock-based compensation cost determined under the fair value method, net of tax	—	—	(1)	—

Pro forma net (loss) income	$(1,760)	$54	$(1,608)	$105

Basic and diluted (loss) earnings per share	$(7.94)	$0.24	$(7.39)	$0.47

Basic and diluted (loss) earnings per share, pro forma	$(7.94)	$0.24	$(7.40)	$0.47

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note D. Investments

The significant components of net investment income are presented in the following table.

Net Investment Income

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Fixed maturity securities	$412	$461	$1,254	$1,404
Short term investments	14	17	46	44
Limited partnerships	61	(72)	159	(28)
Equity securities	4	10	13	25
Interest on funds withheld and other deposits	(148)	(53)	(288)	(168)
Other	20	22	63	62

Gross investment income	363	385	1,247	1,339
Investment expense	(11)	(21)	(36)	(47)

Net investment income	$352	$364	$1,211	$1,292

The components of net realized investment results are presented in the following table.

Net Realized Investment Gains (Losses)

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$(145)	$214	$(70)	$263
Corporate and other taxable bonds	177	(165)	303	(414)
Tax-exempt bonds	(16)	41	79	57
Asset-backed bonds	17	14	58	42
Redeemable preferred stock	(4)	(13)	(14)	(28)

Total fixed maturity securities	29	91	356	(80)
Equity securities	31	(17)	89	32
Derivative securities	85	(44)	8	(78)
Short term investments	3	—	13	10
Other invested assets	18	1	1	(13)

Total realized investment gains (losses)	166	31	467	(129)
Allocated to participating policyholders’ and minority interest	(2)	(7)	(1)	(8)
Income tax (expense) benefit	(59)	(8)	(161)	50

Net realized investment gains (losses)	$105	$16	$305	$(87)

Net realized investment results included $10 million and $144 million of after-tax impairment losses for the three months ended September 30, 2003 and 2002 and $196 million and $346 million of after-tax impairment losses for the nine months ended September 30, 2003 and 2002. Impairment losses of $10 million after-tax were recorded primarily in the forestry sector for the three months ended September 30, 2003. Impairment losses of $144 million after-tax were recorded primarily in the communications sector for the same period in 2002. Impairment losses of $196 million after-tax were recorded across several sectors, including the airline, healthcare and energy industries, for the nine months ended September 30, 2003. Impairment losses of $346 million after-tax were recorded primarily in the communications sector for the same period in 2002.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note E. Derivative Financial Instruments

A summary of the recognized gains (losses) related to derivative financial instruments follows.

Derivative Financial Instruments Recognized Gains (Losses)

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
General account
Swaps	$98	$(1)	$86	$11
Futures sold, not yet purchased	(20)	(48)	(59)	(49)
Forwards	1	—	2	(13)
Commitments to purchase government and municipal securities	1	—	(17)	(15)
Equity warrants	—	—	—	(1)
Collateralized debt obligation liabilities	5	5	(4)	(11)
Options embedded in convertible debt securities	—	7	9	(57)

Total	$85	$(37)	$17	$(135)

Separate accounts
Futures purchased	$21	$(114)	$96	$(228)
Futures sold, not yet purchased	1	(1)	—	(1)
Commitments to purchase government and municipal securities	—	(1)	—	1
Options purchased	—	(1)	(1)	(3)
Options written	—	—	1	—

Total	$22	$(117)	$96	$(231)

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows.

Derivative Financial Instruments

	Contractual/
September 30, 2003	Notional
(In millions)	Amount	Asset	(Liability)

General account
Swaps	$846	$—	$(9)
Interest rate caps	500	—	—
Futures sold, not yet purchased	2,805	—	(19)
Forwards	34	—	(1)
Commitments to purchase government and municipal securities	428	—	(3)
Equity warrants	12	—	—
Collateralized debt obligation liabilities	125	—	(17)
Options purchased	4	—	—
Synthetic guaranteed investment contracts	344	—	—
Options embedded in convertible debt securities	873	193	—

Total	$5,971	$193	$(49)

Separate accounts
Futures purchased	$907	$—	$(9)
Futures sold, not yet purchased	13	—	—
Options purchased	40	—	—
Options written	59	—	(1)

Total	$1,019	$—	$(10)

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

Fair Value Hedges

The Company’s hedging activities primarily involve hedging interest rate and foreign currency risks on various assets and liabilities. For the three and nine months ended September 30, 2003, there was no ineffective portion of fair value hedges that resulted in realized gains or losses. The ineffective portion of fair value hedges resulted in realized losses of less than $1 million for the three and nine months ended September 30, 2002.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

California Wage and Hour Litigation

In Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 (coordinated), two former CNA employees filed lawsuits on behalf of purported classes of CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. The cases were coordinated and an amended complaint was filed which alleges overtime claims under California law over a four-year period. In June 2002, the Company filed a responsive pleading denying the material allegations of the amended complaint. The Company intends to defend this case vigorously. Due to the recent commencement of discovery and the uncertainty of how the courts may interpret California law as applied to the facts of these cases, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. Based on facts and circumstances presently known,

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

however, in the opinion of management, the outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

CNA, along with dozens of other insurance companies, is a defendant in sixteen cases brought by large policyholders which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment. Thirteen lawsuits were brought as class actions in state courts, two lawsuits were brought as class actions in federal courts, and one lawsuit has been filed in state court on behalf of 43 individually named plaintiffs. In three of the cases, the defendants won dismissals on motions and, in four others, class certification was denied after hearing. Plaintiffs have voluntarily dismissed their claims in six states. In one of the federal court cases, Sandwich Chef of Texas, Inc. v. Reliance National Indemnity Insurance Co., 202 F.R.D. 480 (S.D. Tex. 2001), rev’d, 319 F.3d 205 (5th Cir. 2003), cert. denied, 72 USLW 3235 (U.S. Oct 6, 2003), the United States Court of Appeals for the Fifth Circuit reversed a decision by the District Court for the Southern District of Texas certifying a multi-state class. Due to the uncertainty of how the courts may interpret state and federal law as applied to the facts of the cases, the extent of potential losses beyond any amounts that may be accrued are not readily determinable at this time. Based on facts and circumstances presently known, however, in the opinion of management the outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material fluctuations in the Company’s results of operations and equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations or equity of the Company.

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; a further increase in asbestos and environmental claims which cannot now be anticipated; continued increase in mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims.

Since 1999, CNA has performed semi-annual ground up reviews of all open APMT claims to evaluate the adequacy of the Company’s APMT reserves. The completion of a comprehensive ground up analysis of its APMT exposures that was previously scheduled for the second quarter was completed in the third quarter of 2003. During the second quarter of 2003 significant resources were dedicated to the proposed national asbestos reform litigation and to support regulatory reviews. The Company completed its formal and comprehensive analysis of all open APMT claims in the third quarter of 2003. In performing its comprehensive ground up analysis, the Company considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of the Company, and its actuarial staff. These professionals review, among many factors, the policyholder’s present and future exposures, including such factors as claims volume, trial conditions, settlement demands and defense costs; the policies issued by CNA, including such factors as aggregate or

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to the Company’s business, results of operations, equity, insurer financial strength and debt ratings. Due to, among other things, the factors described above, it may be necessary for the Company to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

Environmental Pollution and Mass Tort and Asbestos

	September 30, 2003		December 31, 2002

	Environmental		Environmental
	Pollution and		Pollution and
	Mass Tort	Asbestos	Mass Tort	Asbestos

(In millions)
Gross reserves	$872	$3,434	$830	$1,758
Ceded reserves	(270)	(1,647)	(313)	(512)

Net reserves	$602	$1,787	$517	$1,246

Environmental Pollution and Mass Tort

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfunds) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (PRPs). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,244 cleanup sites have been identified by the Environmental Protection Agency (EPA) and included on its National Priorities List (NPL). State authorities have designated many cleanup sites as well.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2002 or during the first nine months of 2003, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

As of September 30, 2003 and December 31, 2002, CNA carried approximately $602 million and $517 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $153 million of environmental pollution and mass tort net prior year unfavorable claim and claim adjustment expense reserve development for the three and nine months ended September 30, 2003 and no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the three and nine months ended September 30, 2002. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $68 million and $91 million for the nine months ended September 30, 2003 and 2002.

CNA has increased its net environmental pollution reserves to $405 million reflecting $72 million in unfavorable net prior year environmental pollution reserve development in the third quarter of 2003. This increase was in part due to the emergence of certain negative legal developments, including several court decisions which have reduced the effectiveness of the absolute pollution exclusion by limiting its application to traditional industrial pollution, and which have increased the scope of damages compensable under policies of insurance. In addition, management has noted the potential emergence of Natural Resource Damage claims under the Comprehensive Environmental Response Compensation and Liability Act of 1980 and other federal statutes.

CNA has made settlement of large environmental pollution exposures a management priority. The Company has resolved a number of its large environmental accounts by negotiating favorable settlement agreements. In its settlements, CNA sought to resolve those exposures and obtain the broadest release language to avoid future claims from the same policyholders seeking coverage for sites or claims that had not emerged at the time CNA settled with its policyholder. While the terms of each settlement agreement vary, CNA sought to obtain broad environmental releases that include known and unknown sites, claims and policies. The broad release provisions contained in those settlement agreements should, in many cases, prevent future exposure from settled policyholders. It remains uncertain, however, whether a court interpreting the language of the settlement agreements will uphold the broad language of the agreements.

In the third quarter of 2003, the Company began to classify its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. CNA has a structured settlement agreement with one of its policyholders for which it has future payment obligations. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. As to the one structured settlement agreement existing at September 30, 2003, CNA has a reserve of $12 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve large pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At September 30, 2003, CNA had negotiated five such agreements in which CNA committed coverage for payment of

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. The Company has evaluated these commitments and has a $12 million reserve, net of reinsurance, as of September 30, 2003 related to coverage in place agreements.

The Company categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. CNA has 148 large accounts with a collective reserve of $101 million, net of reinsurance, at September 30, 2003. The Company has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. CNA has 427 small accounts with a collective reserve of $60 million, net of reinsurance, at September 30, 2003.

The Company also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including Excess & Casualty Reinsurance Association (ECRA). At September 30, 2003, CNA has a reserve of $38 million related to these liabilities.

At September 30, 2003, CNA’s unassigned IBNR reserve for environmental pollution was $182 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

CNA has also increased its mass tort net reserves to $197 million reflecting $81 million in mass tort net prior year reserve development, due in part to the elevated volume of silica claims. In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of a tort reform. The most significant silica exposures identified to date include a relatively small number of accounts with significant numbers of new claims and substantial insurance limits issued by the Company. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs.

The Company’s ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by the Company after 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

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

Several factors are, in management’s view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities who are now bankrupt are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended by their insurers. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. The ultimate impact or success of this tactic remains uncertain. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards. This also presents the potential for exhausting policy limits in an accelerated fashion.

In addition, management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003.

Following the third quarter of 2003 ground up review, CNA has increased its gross asbestos reserves to $3,434 million and its net asbestos reserves to $1,787 million at September 30, 2003 reflecting $1,808 million and $642 million in unfavorable gross and net asbestos prior year reserve development principally due to potential losses from policies issued by CNA with high attachment points, which previous exposure analysis indicated would not be reached. As part of its semi-annual review, the Company examined the claims filing trends and the projected erosion rates of underlying primary and lower excess insurance on open asbestos accounts to determine timeframes within which high excess policies issued by CNA could be reached. Elevated claims volumes, together with certain adverse court decisions affecting rapidity by which asbestos claims are paid supported the conclusion that excess policies with high attachment points previously thought not to be exposed may now potentially be exposed.

The Company has resolved a number of its large asbestos accounts by negotiating favorable settlement agreements. CNA has structured settlement agreements with seven of its policyholders for which it has future payment obligations. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At December 31, 2002, CNA had four structured settlement agreements reserved at $118 million, net of reinsurance. Since December 31, 2002, CNA has resolved three additional asbestos accounts through structured settlement agreements. As to the seven structured settlement agreements existing at September 30, 2003, payment obligations under those settlement agreements are projected to terminate in 2016. CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a reserve of $160 million, net of reinsurance at September 30, 2003, related to remaining payment obligations under these agreements.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

CNA, through its acquisition of CIC in 1995, assumed obligations under the Wellington Agreement. In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At December 31, 2002, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts and has a reserve of $28 million, net of reinsurance, related to its remaining Wellington obligations. At September 30, 2003, with respect to these five remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a $23 million reserve, net of reinsurance.

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At September 30, 2003, CNA had negotiated 27 such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. Coverage in place agreements are evaluated based on claims filings trends and severities. Due to adverse claims trends described in this section, management has increased its estimate of exposure under current coverage in place agreements. At December 31, 2002, the Company had estimated its exposure for its twenty-three coverage in place agreements at $66 million, net of reinsurance. Since year end 2002, CNA resolved four additional asbestos exposures through coverage in place agreements and has also evaluated the possibility that high excess coverages it issued could become impaired under these agreements. The Company has evaluated these commitments and the expected reinsurance recoveries under these agreements and has a $106 million reserve, net of reinsurance, related to coverage in place agreements.

The Company categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. The Company made closing large accounts a significant management priority. At December 31, 2002, the Company had 150 large accounts and has a reserve of $220 million, net of reinsurance. At September 30, 2003, CNA has 156 large accounts with a collective reserve of $388 million, net of reinsurance. Large accounts are typically accounts that have been long identified as significant asbestos exposures. In its most recent ground up reserve study, the Company observed that underlying layers of primary, umbrella and lower layer excess policies were exhausting at accelerated rates due to increased claims volumes, claims severities and increased defense expense incurred in litigating claims for certain policyholders. Those accounts where the Company had issued high excess policies were evaluated in the study to determine potential impairment of the high excess layers of coverage. Management concluded that high excess coverage previously thought not to be exposed could potentially be exposed should current adverse claim trends continue.

Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At December 31, 2002, the Company had 939 small accounts with a reserve of $90 million, net of reinsurance. At September 30, 2003, CNA has 1,028 small accounts, approximately 84% of its total active asbestos accounts. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities who were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs’ attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

no liability, nevertheless must be defended by their insurers. As claims filings continue to increase, costs incurred in defending small accounts are expected to increase. The Company has evaluated small accounts and has increased its collective reserve to $155 million, net of reinsurance, as of September 30, 2003.

The Company also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At December 31, 2002, CNA had a $91 million reserve related to these asbestos liabilities arising from the Company’s assumed reinsurance obligations and CNA’s participation in pools, including ECRA. At September 30, 2003, CNA has a $158 million net reserve related to these liabilities.

At September 30, 2003, CNA’s unassigned IBNR reserve for asbestos was $742 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders. At December 31, 2002, the unassigned IBNR reserve was $584 million, net of reinsurance.

Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. The Company has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, the Company aggressively litigates the claim. Adverse developments with respect to such matters could have a material adverse effect on CNA’s results of operations or equity.

Certain asbestos litigation in which CNA is currently engaged are described below:

On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow — Liptak Corporation. Under the agreement, CNA will be required to pay $74 million, net of reinsurance recoveries, over a ten year period. The settlement resolves CNA’s liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow — Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement has received initial bankruptcy court approval and CNA expects to procure confirmation of a bankruptcy plan containing a channeling injunction to protect CNA from any future claims.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International Inc. (Honeywell). Honeywell faces approximately 71,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, which even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio action, plaintiffs allege the defendants negligently performed duties undertaken to protect the public from the effects of asbestos (Varner v. Ford Motor Co., et al., (Cuyahoga County, Ohio)). Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al., (District Court of Nueces County, Texas)). Many of the Texas claims have been dismissed as time-barred by the applicable statute of limitations. In other claims, the Texas court recently ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. The time period for filing an appeal of this ruling has not expired and it remains uncertain whether the plaintiffs’ will continue to pursue their causes of action.

CNA has been named in Adams v. Aetna, Inc., et al., (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. A direct action has also been filed in Montana (Pennock, et al. v. Maryland Casualty, et al., First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that CNA failed to fulfill its obligations as W.R. Grace’s Workers Compensation carrier because of the alleged negligent failure of CNA to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. This action is currently stayed as to CNA because of W.R. Grace’s pending bankruptcy. On July 23, 2003, the stay of similar direct action litigation against Maryland Casualty was lifted by the District Court as to Maryland Casualty. Maryland Casualty and W.R. Grace have appealed

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

the District Court’s decision to the Third Circuit Court of Appeals. The stay of the litigation may also be lifted as to CNA.

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

As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any CNA excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of management and consideration of many complex factors, including: inconsistency of court decisions, jury attitudes and future court decisions; specific policy provisions; allocation of liability among insurers and insureds; missing policies and proof of coverage; the proliferation of bankruptcy proceedings and attendant uncertainties; novel theories asserted by policyholders and their counsel; the targeting of a broader range of businesses and entities as defendants; the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims; volatility in claim numbers and settlement demands; increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims; the efforts by insureds to obtain coverage not subject to aggregate limits; long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; medical inflation trends; the mix of asbestos-related diseases presented and the ability to recover reinsurance including the impact, if any, of restructured operations of Lloyd’s of London into Equitas Limited.

As of September 30, 2003 and December 31, 2002, CNA carried approximately $1,787 million and $1,246 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was $642 million in asbestos-related net claim and claim adjustment expense prior year unfavorable reserve development for the three and nine months ended September 30, 2003. The Company paid asbestos-related claims, net of reinsurance, of $101 million for the nine months ended September 30, 2003 and had net reinsurance recoveries of $12 million for the nine months ended September 30, 2002.

Other Reserves

Unfavorable net prior year development of $2,835 million, including $2,312 million of unfavorable claim and allocated claim adjustment expense reserve development and $523 million of unfavorable premium development, was recorded for the nine months ended September 30, 2003. The development discussed below includes premium development due to the direct relationship of unfavorable premium development to the corporate aggregate and other reinsurance treaties. A brief summary of these lines of business and the associated reserve development is discussed below.

STANDARD LINES

Unfavorable net prior year development of $1,402 million, including $928 million of unfavorable claim and allocated claim adjustment expense reserve development and $474 million of unfavorable premium development, was recorded for the nine months ended September 30, 2003. Favorable net prior year development of $105 million, including $149 million of favorable claim and allocated claim adjustment expense reserve development and $44 million of unfavorable premium development, was recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $13,153 million and $11,576 million at September 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $8,159 million and $7,262 million at September 30, 2003 and December 31, 2002.

Approximately $495 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded related to construction defect claims for the nine months ended September 30, 2003. Based on analyses completed during the third quarter of 2003, it became apparent that the assumptions regarding the number of claims, which were used to estimate the expected losses, were no longer appropriate. The analyses indicated that the actual number of claims reported during 2003 was higher than expected primarily in states other than California. States where this activity is most evident include Texas, Arizona, Nevada, Washington and Colorado. The number of claims reported in states other than California during the first six months of 2003 was almost 35% higher than the last six months of 2002. The number of claims reported during the last six months of 2002 increased by less than 10% from the first six months of 2002. In California, claims resulting from additional insured endorsements increased throughout 2003. Additional insured endorsements are regularly included on policies provided to subcontractors. The additional insured endorsement names general contractors and developers as additional insureds covered by the policy. Current California case law (Presley Homes, Inc. v American States Insurance Company, (June 11, 2001) 90 Cal App. 4th 571,108Cal. Rptr.2d 686) specifies that an individual subcontractor with an additional insured obligation has a duty to defend the additional insured in the entire action, subject to contribution or recovery later. In addition, the additional insured is allowed to choose one specific carrier to defend the entire action. These additional insured claims can remain open for a longer period of time than other construction defect claims because the additional insured defense obligation can continue until the entire case is resolved. The adverse reserve development recorded related to construction defect claims was primarily related to accident years 1999 and prior.

Unfavorable net prior year development of approximately $595 million, including $518 million of unfavorable claim and allocated claim adjustment expense reserve development and $77 million of unfavorable premium development, was recorded for large account business including workers compensation coverages for the nine months ended September 30, 2003. Many of the policies issued to these large accounts include provisions tailored specifically to the individual accounts. Such provisions effectively result in the insured being responsible for a portion of the loss. An example of such a provision is a deductible arrangement where the insured reimburses the Company for all amounts less than a specified dollar amount. These arrangements often limit the aggregate amount the insured is required to reimburse the Company. Analyses completed during the second and third quarters of 2003, including claims handled by third party administrators (TPA), indicated higher losses from the large accounts. In addition, these analyses indicated that the provisions that result in the insured being responsible for a portion would have less of an impact due to the larger size of claims as well as the increased number of claims. The development recorded was primarily related to accident years 2000 and prior.

Approximately $98 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003, resulted from a program covering facilities that provide services to developmentally disabled individuals. This net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. With regard to average claim size, recent data shows the average claim increasing at an annual rate of approximately 20%. Prior data had shown average claim size to be level. Similar to the average claim size, recent data shows the average policyholder defense cost increasing at an annual rate of approximately 20%. Prior data had shown average policyholder defense cost to be level. The reserve net prior year development recorded was primarily for accident years 2001 and prior.

Approximately $40 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003 was for excess workers compensation coverages due to increasing severity. The increase in severity means that a higher percentage of the total loss dollars will be the Company’s responsibility since more claims will exceed the point at which the Company’s coverage begins. The reserve net prior year development recorded was primarily for accident year 2000.

Approximately $73 million of unfavorable development recorded for the nine months ended September 30, 2003 was the result of a commutation of all ceded reinsurance treaties with Gerling Global Group of companies (Gerling), related to accident years 1999 through 2001, including $41 million of unfavorable claim and allocated claim adjustment expense development and $32 million of unfavorable premium development. Further information regarding this commutation is provided in Note H.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $40 million recorded for the nine months ended September 30, 2003 was related to a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year. The Company had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, the Company ceased writing business under this program.

Approximately $25 million of unfavorable net prior year premium development recorded for the nine months ended September 30, 2003 was related to a second quarter of 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, the Company recorded approximately $36 million of unfavorable claim and allocated claim adjustment expense reserve development, which was ceded under the contract. The net prior year development was recorded for accident year 2000.

The following premium and claim and allocated claim adjustment expense development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment. Unfavorable net prior year development of approximately $210 million related to small and middle market workers compensation exposures, and approximately $110 million related to E&S lines was recorded in the third quarter of 2003. Offsetting these increases was $210 million of favorable net prior year development in the property line of business, including $79 million related to the September 11, 2001 World Trade Center Disaster and related events (WTC event).

Also, offsetting the unfavorable premium and claim and allocated claim adjustment expense development was a $215 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in the nine months ended September 30, 2003 of which $140 million was recorded in the third quarter of 2003. The benefit is comprised of $480 million of ceded losses and $265 million of ceded premiums for accident years 2000 and 2001.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

SPECIALTY LINES

Unfavorable net prior year development of $416 million, including $400 million of net unfavorable claim and allocated claim adjustment expense reserve development and $16 million of unfavorable premium development, was recorded for the nine months ended September 30, 2003. Unfavorable net prior year development of $86 million, including $46 million of unfavorable premium development and $40 million of unfavorable claim and allocated claim adjustment expense reserve development, was recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $6,417 million and $5,874 million at September 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $3,965 million and $3,373 million at September 30, 2003 and December 31, 2002.

Approximately $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003 was related to increased severity in excess coverages provided to facilities providing health care services. The increase in reserves is based on reviews of individual accounts where claims had been expected to be less than the point at which the Company’s coverage applies. The current claim trends indicate that the layers of coverage provided by the Company will be impacted. The reserve net prior year development recorded was primarily for accident years 2001 and prior.

Approximately $68 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003 was for surety coverages related to primarily workers compensation bond exposure from accident years 1990 and prior and large losses for accident years 1999 and 2002. Approximately $21 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the surety line of business in the second quarter of 2003 as the result of recent developments on one large claim.

Approximately $86 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003 was related to directors and officers exposures in CNA Pro and Global Lines. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75 million recorded for the nine months ended September 30, 2003 was related to a adverse arbitration decision in the second quarter of 2003 involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which the Company was a participant. The loss was caused by a fire which occurred in 1995. The Company no longer participates in this pool.

Approximately $47 million of losses was recorded for third quarter of 2003 as the result of a commutation of ceded reinsurance treaties with Gerling, relating to accident years 1999 through 2002. An additional $37 million of losses was recorded in the second quarter of 2003 as the result of a commutation of three ceded reinsurance treaties covering CNA HealthPro, relating to accident years 1999 through 2001. See Note H for further discussion.

The following development

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment. An additional $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to medical malpractice and long term care facilities. Partially offsetting this unfavorable claim and allocated claim adjustment expense reserve development was a $27 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $59 million of ceded losses and $32 million of ceded premiums for accident years 2000 and 2001. See Note H for further discussion of the Company’s aggregate reinsurance treaties.

A $16 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties for the nine months ended September 30, 2002, comprised of $55 million of ceded losses and $39 million of ceded premiums.

CNA RE

Unfavorable net prior year development of $148 million, including $109 million of net unfavorable claim and allocated claim adjustment expense reserve development and $39 million of unfavorable premium development, was recorded for the nine months ended September 30, 2003. Unfavorable net prior year development of $42 million, including $42 million of favorable premium development and $84 million of unfavorable claim and allocated claim adjustment expense reserve development, was recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $2,336 million and $2,264 million at September 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $1,275 million and $1,362 million at September 30, 2003 and December 31, 2002.

The unfavorable net prior year development was primarily a result of a general change in the pattern of how losses change over time as reported by the companies that purchase reinsurance from CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and have a similar effect on several lines of business. Approximately $67 million unfavorable net prior year development recorded for nine months ended September 30, 2003 was related to proportional liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2001. Approximately $32 million of unfavorable net prior year development recorded for the nine months ended September 30, 2003, was related to assumed financial reinsurance for accident years 2001 and prior and approximately $24 million of unfavorable net prior year development related to professional liability exposures in accident years 2001 and prior.

CNA Re recorded an additional $15 million of unfavorable development for construction defect related exposures. Because of the unique nature of this exposure, losses have not followed expected development patterns. The continued reporting of claims in California, the increase in the number of claims from states other than California and a review of individual ceding companies’ exposure to this type of claim resulted in an increase in the estimated reserve.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25 million was recorded primarily for directors and officers exposures. The net prior year reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The net prior year development recorded was for accident years 2000 and 2001.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The following premium and claim and allocated claim adjustment expense development, was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in the reserve positions of individual products within the segment. Unfavorable net prior year premium and claim and allocated claim adjustment expense development of approximately $42 million related to Surety exposures, $32 million related to excess of loss liability exposures and $12 million related to facultative liability exposures were recorded in the third quarter of 2003. Offsetting this unfavorable premium and claim and allocated claim adjustment expense reserve development was approximately $55 million of favorable development related to the WTC event. In addition, there was a $47 million underwriting benefit from cessions to corporate aggregate reinsurance treaties for the nine months ended September 30, 2003 of which $55 million was recorded in the third quarter of 2003. The benefit was comprised of $104 million of ceded losses and $57 million of ceded premiums for accident years 2000 and 2001. See Note H for further discussion of the Company’s aggregate reinsurance treaties.

A $31 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties for the nine months ended September 30, 2002. The benefit was comprised of $93 million of ceded losses and $62 million of ceded premiums.

CORPORATE AND OTHER

Unfavorable net prior year development of $861 million, including $867 million of net unfavorable claim and allocated claim adjustment expense reserve development and $6 million of favorable premium development was recorded for the nine months ended September 30, 2003. This unfavorable net prior year development was principally driven by unfavorable claim and allocated claim adjustment expense reserve development of $795 million related to APMT. Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $11 million was recorded for the nine months ended September 30, 2002. Unfavorable claim and allocated claim adjustment expense reserve development of $50 million was recorded in the third quarter of 2003 relating to the Company’s past participation in several insurance pools which is part of the group reinsurance run-off business. The gross carried claim and claim adjustment expense reserve was $7,386 million and $4,847 million at September 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $2,758 million and $2,002 million for September 30, 2003 and December 31, 2002.

Note H. Reinsurance

CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. See Note L for discussion of CNA’s sale of the renewal rights for most of the treaty business of CNA Re. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business.

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $148 million and $53 million for the three months ended September 30, 2003 and 2002 and $288 million and $168 million for the nine months ended September 30, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,892 million and $2,766 million at September 30, 2003 and December 31, 2002. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

losses as if those premiums were payable at the inception of the contract. The amount of retroactive interest for the three months ended September 30, 2003 was $103 million as compared with $5 million in the same period of 2002. The amount of retroactive interest, included in the totals above, for the nine months ended September 30, 2003 was $147 million as compared with $10 million in the same period of 2002.

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

As disclosed in CNAF’s Form 10-K filed with the SEC for the year ended December 31, 2002, the Company has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. One of the Company’s principal credit exposures from these recent events arose from reinsurance receivables from Gerling Global Group of companies (Gerling).

In the second quarter of 2003, the Company commuted three CNA HealthPro treaties with Gerling which resulted in a $37 million pretax loss. In the third quarter of 2003, the Company commuted all remaining ceded and assumed reinsurance contracts with four Gerling entities. The commutations resulted in a pretax loss of $72 million which is net of a previously established allowance for doubtful accounts of $47 million. The Company has no further exposure to these four Gerling companies that are in run-off.

The Company has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The reinsurance receivable balances were $15,117 million and $12,696 million at September 30, 2003 and December 31, 2002. The increase in reinsurance receivables was primarily due to ceded claim and allocated claim adjustment expenses related to APMT and corporate aggregate reinsurance treaties. The allowance for doubtful accounts was $548 million and $196 million at September 30, 2003 and December 31, 2002. The Company increased the allowance $308 million for the three months ended September 30, 2003 and $348 million for the nine months ended September 30, 2003 in recognition of deterioration of the financial strength ratings of several reinsurers. While the Company believes the allowance for doubtful accounts is adequate based on existing collateral and information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on CNA’s results of operations or equity.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

Nine months ended September 30	Direct	Assumed	Ceded	Net

(In millions)
2003
Property and casualty	$7,977	$460	$3,459	$4,978
Accident and health	1,196	78	42	1,232
Life	801	4	311	494

Total earned premiums	$9,974	$542	$3,812	$6,704

2002
Property and casualty	$7,243	$872	$3,022	$5,093
Accident and health	2,227	166	61	2,332
Life	804	(10)	294	500

Total earned premiums	$10,274	$1,028	$3,377	$7,925

Life premiums are primarily from long duration contracts; property and casualty premiums and accident and health premiums are primarily from short duration contracts.

The Company has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006.

During the second and third quarters of 2003, as a result of the unfavorable development recorded related to accident years 2000 and 2001, the $500 million limit related to the 2000 and 2001 accident years under the first section was fully utilized and losses of $500 million were ceded under the first section of the Aggregate Cover. In 2001, as a result of reserve additions including those related to accident year 1999, the $500 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510 million were ceded under the second section as a result of losses related to the WTC event.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The pretax impact of the Aggregate Cover was as follows:

Pretax Impact of Aggregate Cover

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Ceded earned premiums	$(223)	$—	$(251)	$—
Ceded claim and claim adjustment expense	422	—	500	—
Interest charges	(88)	(13)	(123)	(38)

Pretax benefit (expense)	$111	$(13)	$126	$(38)

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. As of September 30, 2003, the CCC Cover has been fully utilized.

The pretax impact of the CCC Cover was as follows:

Pretax Impact of CCC Cover

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Ceded earned premiums	$(10)	$(39)	$(100)	$(100)
Ceded claim and claim adjustment expense	17	55	143	148
Interest charges	(13)	(11)	(48)	(27)

Pretax (expense) benefit	$(6)	$5	$(5)	$21

The pretax impact by operating segment of the Aggregate Cover and the CCC Cover was as follows:

Pretax Impact of Aggregate Cover and CCC Cover

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Standard Lines	$73	$(13)	$96	$(38)
Specialty Lines	16	8	13	4
CNA Re	16	(3)	13	17
Corporate and Other	—	—	(1)	—

Pretax benefit (expense)	$105	$(8)	$121	$(17)

Note I.  Commitments, Contingencies and Guarantees

Commitments and Contingencies

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of September 30, 2003 and December 31, 2002 there were approximately $201 million and $222 million of outstanding letters of credit.

The Company is obligated to make future payments totaling $344 million for non-cancelable operating leases expiring from 2003 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $23 million in 2003; $69 million in 2004; $59 million in 2005; $49 million in 2006; and $144 million in 2007 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $22 million. Estimated future minimum purchases under these contracts are as follows: $4 million in 2003; $13 million in 2004; and $5 million in 2005.

The Company has a commitment to purchase up to a $100 million floating rate note issued by the California Earthquake Authority in the event of an earthquake during calendar year 2003 that results in California earthquake related losses greater than $4.2 billion.

As of September 30, 2003 and December 31, 2002, the Company had committed approximately $189 million and $141 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of September 30, 2003, the Company had commitments to purchase $72 million and commitments to sell $37 million of various bank loan participations.

In the normal course of investing activities, CCC had committed approximately $51 million as of September 30, 2003 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

Guarantees

The Company has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. The Company would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30 million at September 30, 2003.

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

CNA FINANCIAL CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued (UNAUDITED)

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at September 30, 2003 that the Company could be required to pay under this guarantee are approximately $320 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

The Company has recorded a liability of approximately $9 million and $10 million as of September 30, 2003 and December 31, 2002 for its share of estimated future operating deficits of this joint venture through 2016.

CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7 million at September 30, 2003.

In the ordinary course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2003, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $375 million.

In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2003, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of September 30, 2003, the Company has recorded approximately $15 million of liabilities related to these indemnification agreements.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note J. Comprehensive (Loss) Income

Comprehensive income is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.

Comprehensive (Loss) Income

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Net (loss) income	$(1,760)	$54	$(1,607)	$105

Other comprehensive (loss) income:
Change in unrealized gains/losses on general account investments:
Holding (losses) gains arising during the period	(664)	276	299	119
Net unrealized gains/losses at beginning of period included in realized gains during the period	172	160	341	200

Net change in unrealized gains/losses on general account investments	(492)	436	640	319
Net change in unrealized gains/losses on separate accounts and other	(25)	37	16	49
Foreign currency translation adjustment	(32)	(23)	(11)	(30)
Allocation to participating policyholders’ and minority interests	11	(12)	(4)	(9)

Other comprehensive (loss) income, before tax	(538)	438	641	329
Deferred income tax benefit (expense) related to other comprehensive (loss) income	180	(162)	(233)	(104)

Other comprehensive (loss) income, net of tax	(358)	276	408	225

Total comprehensive (loss) income	$(2,118)	$330	$(1,199)	$330

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

The Company manages most of its assets on a legal entity basis, while segment operations are conducted across legal entities. As such, only reinsurance and insurance receivables, insurance reserves and deferred acquisition costs are readily identifiable by individual segment. Distinct investment portfolios are not maintained for each segment; accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and realized investment gains or losses are allocated primarily based on each segment’s net carried insurance reserves, as adjusted.

Income taxes have been allocated on the basis of the taxable income of the segments.

In the following four tables, certain GAAP and non-GAAP financial measures are presented to provide information used by management to monitor the Company’s operating performance. Management utilizes various financial measures to monitor the Company’s insurance operations and investment portfolio. Net operating income, which is derived from certain income statement amounts, is considered a non-GAAP financial measure and is used by management to monitor performance of the Company’s insurance operations. The Company’s investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions related to the sale or impairment of investments that produce realized gains and losses. Net realized investment gains and losses, which are comprised of after-tax realized investment gains and losses net of participating policyholders’ and minority interests, are a non-GAAP financial measure.

Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) gains or losses from discontinued operations and 3) cumulative effects of changes in accounting principles. In the calculation of net operating income, management excludes after-tax net realized investment gains or losses because net realized investment gains or losses related to the Company’s available-for-sale investment portfolio are largely discretionary, except for losses related to other-than-temporary impairments, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in insurance operations.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

While management uses various non-GAAP financial measures to monitor various aspects of the Company’s performance, relying on any measure other than net (loss) income, which is the most directly comparable GAAP measure to net operating income and realized gains and losses, is not a complete representation of financial performance. Management believes that its process of evaluating performance through the use of these non-GAAP financial measures provides a basis for understanding the operations and the impact on net income as a whole. Management also believes that investors find these non-GAAP financial measures described above useful to help interpret the underlying trends and performance, as well as to provide visibility into the significant components of net income.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the three months ended	Standard	Specialty		Group	Life	Corporate	Elimi-
September 30, 2003	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total

(In millions)
Net earned premiums	$802	$660	$84	$338	$264	$10	$(32)	$2,126
Net investment income	42	64	9	67	129	41	—	352
Other revenues	35	35	—	13	21	7	(28)	83

Total operating revenues	879	759	93	418	414	58	(60)	2,561
Claims, benefits and expenses	2,310	1,068	221	381	402	1,183	(60)	5,505

Operating (loss) income before income tax and minority interest	(1,431)	(309)	(128)	37	12	(1,125)	—	(2,944)
Income tax benefit (expense) on operating income	514	115	47	(12)	(2)	403	—	1,065
Minority interest	—	14	—	—	—	—	—	14

Net operating (loss) income	(917)	(180)	(81)	25	10	(722)	—	(1,865)
Realized investment gains, net of participating policyholders’ and minority interests	54	28	12	25	33	12	—	164
Income tax expense on realized investment gains	(19)	(12)	(5)	(8)	(12)	(3)	—	(59)

Net (loss) income	$(882)	$(164)	$(74)	$42	$31	$(713)	$—	$(1,760)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the three months ended	Standard	Specialty		Group	Life	Corporate	Elimi-
September 30, 2002	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total

(In millions)
Net earned premiums	$992	$551	$157	$292	$236	$40	$(6)	$2,262
Net investment income	67	49	28	65	131	24	—	364
Other revenues	80	33	1	21	34	5	(37)	137

Total operating revenues	1,139	633	186	378	401	69	(43)	2,763
Claims, benefits and expenses	986	721	231	332	354	129	(43)	2,710

Operating income (loss) before income tax and minority interest	153	(88)	(45)	46	47	(60)	—	53
Income tax (expense) benefit on operating income	(48)	24	20	(16)	(16)	22	—	(14)
Minority interest	—	(1)	—	—	—	—	—	(1)

Net operating income (loss)	105	(65)	(25)	30	31	(38)	—	38
Realized investment (losses) gains, net of participating policyholders’ and minority interests	(27)	(15)	(5)	5	(20)	86	—	24
Income tax benefit (expense) on realized investment gains (losses)	10	4	4	(1)	6	(31)	—	(8)

Net income (loss)	$88	$(76)	$(26)	$34	$17	$17	$—	$54

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the nine months ended	Standard	Specialty		Group	Life	Corporate	Elimi-
September 30, 2003	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total

(In millions)
Net earned premiums	$2,664	$1,948	$371	$982	$783	$42	$(86)	$6,704
Net investment income	236	213	55	200	393	114	—	1,211
Other revenues	165	81	1	46	64	24	(93)	288

Total operating revenues	3,065	2,242	427	1,228	1,240	180	(179)	8,203
Claims, benefits and expenses	4,695	2,568	502	1,125	1,190	1,367	(179)	11,268

Operating (loss) income before income tax and minority interest	(1,630)	(326)	(75)	103	50	(1,187)	—	(3,065)
Income tax benefit (expense) on operating income	604	125	32	(33)	(13)	429	—	1,144
Minority interest	—	9	—	—	—	—	—	9

Net operating (loss) income	(1,026)	(192)	(43)	70	37	(758)	—	(1,912)
Realized investment gains (losses), net of participating policyholders’ and minority interests	236	94	54	(7)	10	79	—	466
Income tax (expense) benefit on realized investment gains (losses)	(83)	(34)	(16)	3	(4)	(27)	—	(161)

Net (loss) income	$(873)	$(132)	$(5)	$66	$43	$(706)	$—	$(1,607)

As of September 30, 2003
(In millions)
Reinsurance receivables, net of allowance for doubtful accounts	$5,808	$2,575	$1,080	$194	$977	$3,935	$—	$14,569
Insurance receivables, net of allowance for doubtful accounts	1,644	440	225	83	33	342	—	2,767
Insurance reserves:
Claim and claim adjustment expense	$13,153	$6,417	$2,336	$1,493	$1,479	$7,386	$—	$32,264
Unearned premiums	2,019	1,871	267	9	155	920	(4)	5,237
Future policy benefits	—	—	—	635	6,979	335	—	7,949
Policyholders’ funds	83	3	—	455	65	(3)	—	603
Deferred acquisition costs	$453	$344	$60	$113	$1,692	$—	$—	$2,662

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the nine months ended	Standard	Specialty		Group	Life	Corporate	Elimi-
September 30, 2002	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total

(In millions)
Net earned premiums	$3,040	$1,594	$462	$2,017	$710	$121	$(19)	$7,925
Net investment income	304	184	109	188	402	105	—	1,292
Other revenues	243	120	2	66	89	55	(110)	465

Total operating revenues	3,587	1,898	573	2,271	1,201	281	(129)	9,682
Claims, benefits and expenses	3,379	1,855	526	2,161	1,064	406	(129)	9,262

Operating income (loss) from continuing operations before income tax and minority interest	208	43	47	110	137	(125)	—	420
Income tax (expense) benefit on operating income	(53)	(23)	(8)	(37)	(48)	44	—	(125)
Minority interest	—	(11)	—	—	—	—	—	(11)

Net operating income (loss) from continuing operations	155	9	39	73	89	(81)	—	284
Realized investment (losses) gains, net of participating policyholders’ and minority interests	(51)	(46)	(2)	(12)	(62)	36	—	(137)
Income tax benefit (expense) on realized investment gains (losses)	18	14	5	4	21	(12)	—	50
Loss from discontinued operations, net of tax of $9	—	—	—	—	(35)	—	—	(35)
Cumulative effect of a change in accounting principle, net of tax of $7	—	(48)	—	—	(8)	(1)	—	(57)

Net income (loss)	$122	$(71)	$42	$65	$5	$(58)	$—	$105

As of December 31, 2002
(In millions)
Reinsurance receivables, net of allowance for doubtful accounts	$5,097	$2,678	$930	$201	$910	$2,684	$—	$12,500
Insurance receivables, net of allowance for doubtful accounts	1,890	536	240	74	44	223	—	3,007
Insurance reserves:
Claim and claim adjustment expense	$11,576	$5,874	$2,264	$1,400	$1,409	$4,847	$—	$27,370
Unearned premiums	1,811	1,763	195	7	149	908	(13)	4,820
Future policy benefits	—	—	—	571	6,503	335	—	7,409
Policyholders’ funds	47	3	—	470	63	(3)	—	580
Deferred acquisition costs	$421	$319	$47	$107	$1,657	$—	$—	$2,551

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The following table provides revenue by line of business for each reportable segment.

Revenue by Line of Business

	Three months		Nine months

Period ended September 30	2003	2002	2003	2002

(In millions)
Standard Lines
Property and Casualty	$507	$700	$1,998	$2,314
Excess & Surplus	426	412	1,303	1,222

Standard Lines revenue	933	1,112	3,301	3,536

Specialty Lines
Professional Liability Insurance (CNA Pro)	385	252	1,163	766
CNA Global	228	185	679	601
CNA Guaranty & Credit	7	18	7	19
Surety	87	90	259	251
Warranty	80	73	228	215

Specialty Lines revenue	787	618	2,336	1,852

CNA Re	105	181	481	571

Group Operations
Group Benefits	390	349	1,122	1,004
Institutional Markets & Other	53	31	99	98
Federal Markets	—	3	—	1,157

Group Operations revenue	443	383	1,221	2,259

Life Operations revenue	447	381	1,250	1,139

Corporate and Other revenue	70	155	259	317

Intersegment eliminations	(60)	(43)	(179)	(129)

Total revenue	$2,725	$2,787	$8,669	$9,545

Note L. Significant Transactions

Assumed Reinsurance Renewal Rights Sale

During October of 2003, the Company entered into an agreement to sell the renewal rights for most of the treaty business of CNA Re to Folksamerica Reinsurance Company (Folksamerica). Under the terms of the transaction, Folksamerica will compensate CNA based upon the amount of premiums renewed by Folksamerica over the next two contract renewals. Concurrently with the sale, CNA will be withdrawing from the assumed reinsurance business and will manage the run-off of its retained liabilities.

Third Party Risk Management Business

During the second quarter of 2003, the Company entered into an agreement, whereby Cunningham Lindsey, U.S. (Cunningham Lindsey), a subsidiary of Lindsey Morden Group, Inc., acquired the business of RSKCo Services, Inc. (RSKCoSM). Included in the sale was the RSKCoSM trademarked name, as well as all claims and other risk management services business provided by RSKCoSM that is not sold in connection with insurance products of other CNA subsidiaries. The Company has recorded an estimated

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

pretax loss on this sale of approximately $18 million. The business sold represented annual revenues of approximately $40 million.

As a result of this agreement, Cunningham Lindsey assumed assets and liabilities of $72 million and $56 million. At December 31, 2002, the assets and liabilities of the RSKCoSM business sold were $71 million and $54 million.

National Postal Mail Handlers Union Contract Termination

During 2002, the Company sold Claims Administration Corporation and transferred the National Postal Mail Handlers Union group benefits plan (the Mail Handlers Plan) to First Health Group Corporation. Revenues for the Mail Handlers Plan were $3 million for the three months ended September 30, 2002 and $1,157 million for the nine months ended September 30, 2002.

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

Personal Insurance Transaction

CNA entered into a retroactive reinsurance agreement as part of the sale of the Company’s personal insurance business to The Allstate Corporation (Allstate) in 1999. CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1 billion at the date of sale. The Company must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1 billion. The Company’s remaining obligation valued under this loss sharing provision as of October 1, 2003 will be settled, under a time schedule established by the parites, by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies exceeded $1 billion during the second quarter of 2003. The Company has established reserves for its estimated liability under this loss sharing arrangement.

Note M. Related Party Transactions

CNA reimburses Loews, or pays directly to Loews employees, approximately $19 million annually for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA.

CNA and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. For the nine months ended September 30, 2003 and 2002, CNA received from Loews $258 million and $639 million related to federal income taxes.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

CNA writes, at standard rates, a limited amount of insurance for Loews and its affiliates. The total premiums from Loews and its affiliates are approximately $4 million on an annual basis.

Under agreements entered into and approved in November of 2003 as to fairness to minority shareholders by a Special Review Committee of independent members of CNAF’s Board of Directors, Loews has agreed to purchase $750 million of a new series of CNAF non-voting convertible preferred stock, having terms that make it economically equivalent to CNAF common stock. Proceeds from the preferred stock sale will be applied by CNA to increase the statutory surplus of CNA’s principal insurance subsidiary, Continental Casualty Company (CCC). Under the agreements Loews has also committed up to $500 million of additional capital support, through the purchase of surplus notes of CCC, in the event that certain additions to CCC’s statutory capital are not achieved by February 26, 2004 from business or asset sales and related actions. The obligation of Loews to fulfill this commitment is subject to certain customary closing conditions. In addition, Loews has indicated its commitment to provide up to an additional $150 million by March 31, 2004, in a form to be determined, to support the statutory capital of CCC depending upon the level of increase to CCC’s statutory capital in relation to business and asset sales.

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

CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company stock by certain officers, including executive officers. Interest charged on the principal amount of these stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are secured by the stock purchased and generally have a ten-year term. The outstanding aggregate loan balance as of September 30, 2003 and December 31, 2002 was $30 million for all participants who were then Company officers and directors.

CNA Surety Corporation

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety Corporation (CNA Surety), a 64% owned and consolidated subsidiary of CNA, over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of September 30, 2003 and December 31, 2002.

Effective October 1, 2002, CCC provides an excess of loss protection for new and renewal bonds for CNA Surety for per principal exposures that exceed $60 million since October 1, 2002 in two parts — a) $40 million excess of $60 million and b) $50 million excess of $100 million for CNA Surety. This excess of loss protection is necessary primarily to support new and renewal bonds for contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. In consideration for the reinsurance coverage provided by the $40 million excess of $60 million contract, CNA Surety paid a quarterly premium equal to $3 million to CCC. In consideration for the reinsurance coverage provided by the $50 million excess of $100 million, the insurance subsidiaries of CNA Surety paid $6 million in premium to CCC.

Effective October 1, 2003, pending state insurance department regulatory approval, CCC entered into a $3 million excess of $12 million reinsurance contract with CNA Surety. The reinsurance premium for the coverage provided by the $3 million excess of $12 million contract is $0.3 million plus, if applicable, additional premium based on paid losses. This contract expires on December 31, 2004.

In March of 2003, CNAF entered into a credit agreement with a large national contractor, which undertakes projects for the construction of government and private facilities, to provide loans to the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

contractor in a maximum aggregate amount of $84.3 million (the Credit Facility) as of September 30, 2003. Of the $84.3 million capacity, $74.8 million, including accrued interest, was outstanding at September 30, 2003. The Credit Facility and all related loans will mature in March of 2006. Advances under the Credit Facility bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the Credit Facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates.

In addition, in June of 2003, the Company and one of its subsidiaries provided repayment guarantees to certain creditors of the contractor and a subsidiary of the contractor. Such guarantees were provided in order to allow the contractor to receive financial accommodations from a creditor and in order to comply with certain regulatory requirements. Under the terms of the guarantees, any payments made by the Company, or any of its subsidiaries, would be considered a draw under the Credit Facility. As of September 30, 2003 these guarantees amounted to $7.4 million.

CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs.

In March of 2003, CNAF also purchased the contractor’s outstanding bank debt for $16.4 million. The contractor retired the bank debt by paying CNAF $16.4 million, with $11.4 million of the payoff amount being funded under the new Credit Facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF was also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor’s benefit that were due to expire between May and August of 2003. One of those letters of credit in the amount of $3.4 million was extended, but on September 30, 2003 was due to expire on November 1, 2003. Any amounts paid by CNAF to the banks as reimbursements for draws upon the banks’ letters of credit would become obligations of the contractor to CNAF as draws upon the Credit Facility.

Loews has purchased a participation interest in one-third of the loans and commitments under the new Credit Facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the Credit Facility proportionally with CNAF.

The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNAF, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards. Any losses arising from bonds issued or assumed by the insurance subsidiaries of CNA Surety to the contractor are excluded from CNA Surety’s $45 million excess of $15 million per principal reinsurance program with unaffiliated reinsurers in place in 2003. As a result, CNA Surety retains the first $60 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through September 30, 2003 has been limited to $20 million per bond.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s restructuring efforts are expected to be successful and provide sufficient cash flow for its operations and repayment of its borrowings under the credit facility, the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

contractor’s failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of the Company’s surety bonds could have a material adverse effect on the Company’s future results of operations. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, and minority interest could be up to $200 million.

Note N. Statutory Accounting Practices

CNA’s insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions’ insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations and general administrative rules. The Company insurance subsidiaries follow one significant accounting practice, related to discounting of certain non-tabular workers’ compensation claims. This practice was followed by an acquired company, and CNA received permission to eliminate the effect of the permitted practice over a ten-year period. The impact of this permitted practice was to increase statutory surplus by approximately $24 million at December 31, 2002. At September 30, 2003, CNA has fully eliminated the effect of this permitted practice.

Note O. Restatement For Life Settlement Contracts

As a result of a routine review of the Company’s periodic filings by the Division of Corporation Finance of the SEC, the Company has revised the historical accounting for its investment in life settlement contracts and the related revenue recognition and has restated its 2002 interim financial information for the three and nine months ended September 30, 2002. The Company has also restated its financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 in its 2002 Form 10-K.

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

The effect of the restatement is as follows:

Restatement

	Three months		Nine months

	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Period ended September 30	2002	2002	2002	2002

(In millions, except per share data)
Condensed consolidated statements of operations:
Other revenues	$140	$137	$476	$465
Other operating expenses	377	375	1,261	1,258
Income tax expense	(23)	(22)	(78)	(75)
Net income (a)	54	54	110	105

Basic and Diluted earnings per share available to common stockholders (a)	$0.24	$0.24	$0.49	$0.47

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its controlled subsidiaries (collectively CNA or the Company). CNA is one of the largest insurance organizations in the United States and, based on 2002 statutory net written premiums, is the 11th largest property and casualty organization.

Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of September 30, 2003. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1.

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

Third Quarter 2003 Net Prior Year Development, Results of Operations and Capital Plan

The Company reported a net loss for the third quarter of 2003 of $1,760 million compared to net income of $54 million for the same period in 2002. The third quarter of 2003 net loss included significant reserve strengthening as a result of recently completed reserve reviews. Significant after-tax items that contributed to the Company’s third quarter of 2003 net loss included:

•	Net prior year development of $1,495 million after-tax, which includes premium and claim and allocated claim adjustment expense development. Of this amount, $978 million was recorded for core reserves and $517 million was recorded for asbestos, environmental pollution and mass tort (APMT) reserves. A detailed discussion of the development by segment can be found in the Segment Results sections of this Management’s Discussion & Analysis (MD&A).

•	Increase in the bad debt reserve for reinsurance receivables in the amount of $200 million. This increase was recorded based on continuing deterioration of reinsurer financial strength ratings. See the Reinsurance section of this MD&A for a detailed discussion.

•	Increase in the bad debt reserve for insurance receivables in the amount of $132 million in Standard Lines. See the Standard Lines section in this MD&A for a detailed discussion.

•	Increase in unallocated claim and claim adjustment expense (ULAE) reserves of $65 million. This increase was recorded in Standard Lines ($3 million), Specialty Lines ($18 million) and the Corporate and Other ($44 million) segments.

To support statutory capital impacted by the significant third quarter charges, the Company has developed a capital plan, which includes substantial support from Loews. The capital plan includes a number of components, including capital support from Loews and possible sales or other dispositions of businesses and assets. Under an agreement approved by a special committee of independent members of CNAF’s

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Board of Directors, Loews has agreed to purchase $750 million of a new series of CNAF non-voting convertible preferred stock, having terms that make it economically equivalent to CNAF common stock. The conversion price is based on current average market prices of CNAF common stock. Proceeds from the preferred stock sale will be applied by CNA to increase the statutory surplus of CNA’s principal insurance subsidiary, Continental Casualty Company (CCC). Under the agreement, Loews has also committed up to $500 million of additional capital support, through the purchase of surplus notes of CCC, in the event that certain additions to CCC’s statutory capital are not achieved by February 26, 2004 from business or asset sales and related actions. The obligation of Loews to consummate this agreement is subject to certain customary closing conditions. In addition, Loews has indicated its commitment to provide up to an additional $150 million by March 31, 2004, in a form to be determined, to support the statutory capital of CCC in the event of additional shortfalls in relation to business and asset sales. Other elements of the capital plan include the October of 2003 sale of CNA Re renewal rights and withdrawal from the assumed reinsurance business, CNA’s previously announced initiative to reduce operating expenses by $200 million and planned changes in the ownership structure of certain insurance subsidiaries to align statutory capital more efficiently. See the Loews discussion of the Liquidity and Capital Resources section of this MD&A for further details.

Adverse trends in APMT and certain property and casualty exposures continue to impact CNA. As noted in Reserves — Estimates and Uncertainties below, the Company reviews its Insurance Reserves on a regular basis. As previously announced in the Company’s Form 10-Q for the period ended June 30, 2003, comprehensive reviews of construction defect claims and other volatile exposures, and a ground up analysis of asbestos, pollution and mass tort (APMT) exposures, were conducted in the third quarter of 2003. In addition, an independent actuarial firm is in the process of completing a review of the property and casualty Insurance Reserves as of December 31, 2002 of CCC and The Continental Insurance Company (CIC). The indications from these independent reviews have been considered as part of the Company’s reserving process and provide corroboration for management’s conclusions regarding the required level of reserves.

Based on these third quarter of 2003 reserve reviews, the Company recorded $2,299 million of pretax ($1,495 million after-tax) net unfavorable prior year development, including $1,941 million of pretax net unfavorable claim and allocated claim adjustment expense reserve development and $358 million of pretax unfavorable premium development for the three months ended September 30, 2003.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The pretax third quarter of 2003 net unfavorable prior year development is detailed by segment in the following table.

Pretax Third Quarter of 2003 Net Unfavorable Prior Year Development

	Standard	Specialty		Corporate
	Lines	Lines	CNA Re	and Other	Total
(In millions)
Pretax net unfavorable prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:
Core (Non-APMT)	$1,100	$254	$179	$52	$1,585
APMT	—	—	—	795	795

Total	1,100	254	179	847	2,380
Premium development, excluding the impact of corporate aggregate reinsurance treaties	130	(1)	(6)	—	123

Pretax third quarter of 2003 net prior year unfavorable development before impact of corporate aggregate reinsurance treaties	1,230	253	173	847	2,503
Pretax underwriting benefit from corporate aggregate reinsurance treaties on accident years 2000 and 2001	(140)	(27)	(37)	—	(204)

Total pretax third quarter of 2003 net unfavorable prior year development	$1,090	$226	$136	$847	$2,299

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Results of Operations

The following table summarizes key components of the results of operations.

	Three months		Nine months

Period ended September 30	2003	2002(a)	2003	2002(a)

(In millions, except per share data)
Revenues
Net earned premiums	$2,126	$2,262	$6,704	$7,925
Net investment income	352	364	1,211	1,292
Realized investment gains (losses), net of participating policyholders’ and minority interests	164	24	466	(137)
Other revenues	83	137	288	465

Total revenues	2,725	2,787	8,669	9,545

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	4,032	1,850	7,969	6,542
Amortization of deferred acquisition costs	495	448	1,434	1,350
Other operating expenses	945	375	1,765	1,258
Interest	33	37	100	112

Total claims, benefits and expenses	5,505	2,710	11,268	9,262

(Loss) income from continuing operations before income tax and minority interest	(2,780)	77	(2,599)	283
Income tax benefit (expense)	1,006	(22)	983	(75)
Minority interest	14	(1)	9	(11)

(Loss) income from continuing operations	(1,760)	54	(1,607)	197
Loss from discontinued operations, net of tax of $9	—	—	—	(35)

(Loss) income before cumulative effect of a change in accounting principle	(1,760)	54	(1,607)	162
Cumulative effect of a change in accounting principle, net of tax of $7	—	—	—	(57)

Net (loss) income	$(1,760)	$54	$(1,607)	$105

Basic and Diluted (Loss) Earnings Per Share
(Loss) income from continuing operations	$(7.94)	$0.24	$(7.39)	$0.89
Loss from discontinued operations, net of tax	—	—	—	(0.16)

(Loss) income before cumulative effect of a change in accounting principle	(7.94)	0.24	(7.39)	0.73
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.26)

Basic and diluted (loss) earnings per share available to common stockholders	$(7.94)	$0.24	$(7.39)	$0.47

Weighted average outstanding common stock and common stock equivalents	223.6	223.6	223.6	223.6

(a)	As previously disclosed in the Company’s 2002 Form 10-K, as a result of the routine review of the Company’s periodic filings by the Division of Corporation Finance of the Securities and Exchange Commission (SEC), the Company has revised the historical accounting for its investment in life settlement contracts and the related revenue recognition and has restated its 2002 interim financial information for the three and nine months ended September 30, 2002. The Company’s 2002 Form 10-K as well as Note O of the Condensed Consolidated Financial Statements, in Item 1 of Part 1, provides a discussion of the historical and current accounting for life settlement contracts.

The adjustment related to life settlement contracts reduced net income for the nine months ended September 30, 2002 by $5 million. There was no impact on net income for the three months ended September 30, 2002. This MD&A gives effect to the restatement of the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2002.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Three Month Comparison

Net results decreased $1,814 million for the three months ended September 30, 2003 as compared with the same period in 2002. The decline in net results was due principally to increased net unfavorable prior year development of $1,478 million after-tax ($2,274 million pretax), primarily driven by $1,495 million after-tax ($2,299 million pretax) of net unfavorable development recorded for the three months ended September 30, 2003 in the Property and Casualty Segments and Corporate and Other Segment. In addition, net results for the three months ended September 30, 2003 included a $332 million after-tax ($511 million pretax) increase in the bad debt provisions for insurance and reinsurance receivables, a $12 million after-tax ($18 million pretax) increase in catastrophe losses, a $68 million after-tax ($104 million pretax) increase in insurance related assessments, a $65 million after-tax ($100 million pretax) increase in ULAE reserves, increased dividend development of $26 million after-tax ($40 million pretax), and increased interest expense of $64 million after-tax ($98 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. These items were partially offset by an $89 million after-tax increase in net realized investment gains.

Net unfavorable prior year development of $2,302 million, including $1,943 million of unfavorable claim and allocated claim adjustment expense reserve development and $359 million of unfavorable premium development, was recorded for the three months ended September 30, 2003 for all of CNA’s segments. Net unfavorable prior year development of $28 million, including $52 million of unfavorable premium development and $24 million of favorable claim and allocated claim adjustment expense reserve development, was recorded for the three months ended September 30, 2002.

An $100 million increase in ULAE reserves was recorded for the three months ended September 30, 2003. This increase was based on a study completed during the third quarter of 2003. The study included evaluation of an average cost approach to estimating ULAE to paid loss approach. The average cost method reflects trends in average ULAE costs, future inflation rates, claim closure patterns and staffing levels. ULAE includes loss adjustment expenses that cannot be specifically allocated to a claim, such as the overall cost of claims administration.

During the third quarter of 2003, the Company recorded a $73 million pretax increase in the liability for certain insurance related assessments. The increase was in recognition of the growing level of guaranty fund assessments in 2003, the recently announced increased estimates for the Reliance National Indemnity Insurance Company insolvency exposure, and exposure to additional insolvencies in 2003 that impact the assessment calculation.

Net realized investment results increased $89 million after-tax for the three months ended September 30, 2003 as compared with the same period in 2002. This change was driven primarily by increased realized results related to derivative securities and a reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities. Partially offsetting these increases were decreased realized results from the sales of fixed maturity securities.

Net earned premiums decreased $136 million for the three months ended September 30, 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to additional ceded premiums to corporate aggregate reinsurance treaties and other reinsurance treaties resulting from unfavorable net prior year reserve development. Partially offsetting these items were rate increases and new business, primarily in Standard Lines, Specialty Lines and Group Operations.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Nine Month Comparison

Net results decreased $1,712 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The decline in net results was due primarily to increased unfavorable net prior year development of $1,800 million ($2,774 million pretax), a $54 million after-tax ($82 million pretax) increase in catastrophe losses and a $65 million after-tax ($100 million pretax) increase in ULAE reserves. In addition, net results for the nine months ended September 30, 2003 included a $383 million after-tax ($590 million pretax) increase in the bad debt provision for insurance and reinsurance receivables, a $68 million after-tax ($104 million pretax) increase in insurance related assessments, a $26 million after-tax ($40 million pretax) increase in dividend development and increased interest expense of $90 million after-tax ($137 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. These items were partially offset by a $392 million after-tax increase in net realized investment results. Net income for the nine months ended September 30, 2002 also includes a $35 million after-tax loss from discontinued operations and a $57 million after-tax charge for the cumulative effect of a change in accounting principle.

Net unfavorable prior year development of $2,835 million, including $2,312 million of unfavorable claim and allocated claim adjustment expense reserve development and $523 million of unfavorable premium development, was recorded for the nine months ended September 30, 2003. Net unfavorable prior year development of $61 million, including $16 million of unfavorable claim and allocated claim adjustment expense reserve development and $45 million of unfavorable premium development, was recorded for the nine months ended September 30, 2002.

Net realized investment results increased $392 million after-tax for the nine months ended September 30, 2003 as compared with the same period in 2002. This change was due primarily to a $150 million after-tax reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities and increased realized results related to fixed maturity and derivative securities. See the Investments section of this MD&A for further details.

The loss from discontinued operations of $35 million after-tax for the nine months ended September 30, 2002 related to the results of CNA Vida, CNA’s Chilean-based life insurer, which was sold during 2002.

The cumulative effect of a change in accounting principle in 2002 related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). During 2002, the Company completed its initial goodwill impairment testing and recorded a $57 million after-tax ($64 million pretax) impairment charge. The impairment charge consisted of a $48 million after-tax ($51 million pretax) charge in Specialty Lines, an $8 million after-tax ($12 million pretax) charge in Life Operations, and a $1 million after-tax ($1 million pretax) charge in Corporate and Other. Goodwill and indefinite-lived intangible assets are tested for impairment annually and when certain triggering events require such tests.

Net earned premiums decreased $1,221 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to the July 1, 2002 transfer of the National Postal Mail Handlers Union group benefits plan (the Mail Handlers Plan) to First Health Corporation. Net earned premiums for the Mail Handlers Plan were $1,151 million for the nine months ended September 30, 2002. Net earned premium was also impacted by ceded premiums to corporate aggregate reinsurance treaties and other reinsurance treaties resulting from unfavorable net prior year reserve development. Partially offsetting these items were rate increases and new business, primarily in Standard Lines, Specialty Lines and Group Operations.

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

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity, as well as assumptions about expected investment returns. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals for prior accident years are defined as development within this MD&A. These changes can be favorable or unfavorable. The inherent risks associated with the reserving process are discussed in Reserves — Estimates and Uncertainties below.

Reinsurance

Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefit reserves and are reported as a receivable in the Condensed Consolidated Balance Sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. The ceding of insurance does not discharge the primary liability of the Company. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. Further information on reinsurance is provided in Reinsurance below.

Valuation of Investments and Impairment of Securities

The Company’s investment portfolio is subject to market declines below book value that may be other-than-temporary. The Company has an Impairment Committee (the Impairment Committee), which

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

reviews the investment portfolio on a quarterly basis, with ongoing analysis as new information becomes available. Any decline in value that is determined to be other-than-temporary is recorded as a realized loss in the period in which the determination occurred. Further information on the Company’s investments is provided in Investments below.

Individual Long Term Care Products

The Company’s reserves and deferred acquisition costs for its individual long term care product offerings are based on certain assumptions including morbidity, policy persistency and interest rates. Actual experience may differ from these assumptions. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors including potential future premium increases and future health care cost trends. The results of operations and/or equity may be materially, adversely affected if actual experience varies significantly from these assumptions.

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

The level of Insurance Reserves maintained by the Company represents management’s best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on its assessment of facts and circumstances known at that time. Insurance Reserves are not an exact calculation of liability but instead are complex estimates that are derived by the Company, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain.

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

In addition, the Company is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on the Company’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Recent examples of emerging or potential claims and coverage issues include:

•	increases in the number and size of water damage claims, including those related to expenses for testing and remediation of mold conditions;

•	increases in the number and size of claims relating to injuries from medical products, and exposure to lead;

•	changes in interpretation of the named insured provision with respect to the uninsured/underinsured motorist coverage in commercial automobile policies;

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

•	the effects of recently uncovered accounting and financial reporting scandals and other major corporate governance failures which have resulted in an increase in the number and size of claims, including director and officer and errors and omissions insurance claims;

•	a growing trend of plaintiffs targeting insurers in class action litigation relating to claims handling and other practices;

•	increases in the number of construction defect claims, including claims for a broad range of additional insured endorsements on policies; and

•	increases in the number of claims alleging abuse by members of the clergy.

The future impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of the Company’s claim and claim adjustment expense reserves and could lead to future reserve additions. See the Consolidated Operations and Segment Results sections of this MD&A for a discussion of changes in reserve estimates and the impact on the Company’s results of operations.

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

It is also not possible to predict changes in the legal and legislative environment and the impact on the future development of APMT claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. A further uncertainty exists as to whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established and approved through federal legislation, and, if established and approved, whether it will contain funding requirements in excess of the Company’s carried loss reserves.

Due to the factors described above, among others, establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of management. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, the Company may be required to record material changes in its claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the Environmental Pollution and Mass Tort and Asbestos Reserves section of this MD&A for additional information relating to APMT claims and reserves.

The Company’s recorded Insurance Reserves, including APMT reserves, reflect management’s best estimate as of a particular point in time based upon known facts, current law and management’s judgment. In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in the Company identifying information and trends that have caused the Company to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect the Company’s results of operations, equity, business, insurer financial strength and debt ratings (see the Ratings section of this MD&A).

Reinsurance

CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business.

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $148 million and $53 million for the three months ended September 30, 2003 and 2002 and

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

$288 million and $168 million for the nine months ended September 30, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,892 million and $2,766 million at September 30, 2003 and December 31, 2002. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. The amount of retroactive interest, included in the totals above, for the three months ended September 30, 2003 was $103 million as compared with $5 million in the same period of 2002. The amount of retroactive interest, included in the totals above, for the nine months ended September 30, 2003 was $147 million as compared with $10 million in the same period of 2002.

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

In certain circumstances, including significant deterioration of a reinsurer’s financial strength ratings, the Company may engage in commutation discussions with individual reinsurers. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations could have an adverse material impact on the Company’s results of operations or equity.

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

In the second quarter of 2003, the Company commuted three CNA HealthPro treaties with Gerling which resulted in a $37 million pretax loss. The Company estimates that these commutations will reduce pretax interest expense related to these treaties by approximately $4 million over the balance of 2003 and $11 million in 2004.

In the third quarter of 2003, the Company commuted all remaining ceded and assumed reinsurance contracts with four Gerling entities. The commutations resulted in a pretax loss of $72 million, which was net of a previously established allowance for doubtful accounts of $47 million. The Company has no further exposure to the Gerling companies that are in run-off.

The Company has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The reinsurance receivable balances were $15,117 million and $12,696 million at September 30, 2003 and December 31, 2002. The increase in reinsurance receivables was primarily due to ceded claim and allocated claim adjustment expenses related to APMT and corporate aggregate reinsurance treaties. The allowance for doubtful accounts was $548 million and $196 million at September 30, 2003 and December 31, 2002. The Company increased the allowance by $308 million for the three months ended September 30, 2003 and $348 million for the nine months ended September 30, 2003 in recognition of deterioration of the financial strength ratings of several reinsurers, including Trenwick Group Ltd. (Trenwick) and Commercial Risk Reinsurance Company Ltd. In addition, in the third quarter of 2003 the Company updated its reinsurance bad debt model based on recently published studies of reinsurer insolvencies. While the Company believes the allowance for

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

doubtful accounts is adequate based on existing collateral and information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on CNA’s results of operations and equity.

The Company has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006.

During the second and third quarters of 2003, as a result of the unfavorable development recorded related to accident years 2000 and 2001, the $500 million limit related to the 2000 and 2001 accident years under the first section was fully utilized and losses of $500 million were ceded under the first section of the Aggregate Cover. In 2001, as a result of reserve additions including those related to accident year 1999, the $500 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510 million were ceded under the second section as a result of losses related to the September 11, 2001 World Trade Center Disaster and related events (WTC event).

The pretax impact of the Aggregate Cover was as follows:

Pretax Impact of Aggregate Cover

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Ceded earned premiums	$(223)	$—	$(251)	$—
Ceded claim and claim adjustment expense	422	—	500	—
Interest charges (included in net investment income)	(88)	(13)	(123)	(38)

Pretax benefit (expense)	$111	$(13)	$126	$(38)

     In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. As of September 30, 2003, the CCC Cover has been fully utilized.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The pretax impact of the CCC Cover was as follows:

Pretax Impact of CCC Cover

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Ceded earned premiums	$(10)	$(39)	$(100)	$(100)
Ceded claim and claim adjustment expense	17	55	143	148
Interest charges (included in net investment income)	(13)	(11)	(48)	(27)

Pretax (expense) benefit	$(6)	$5	$(5)	$21

The pretax impact by operating segment of the Aggregate Cover and the CCC Cover was as follows:

Pretax Impact of Aggregate Cover and CCC Cover

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Standard Lines	$73	$(13)	$96	$(38)
Specialty Lines	16	8	13	4
CNA Re	16	(3)	13	17
Corporate and Other	—	—	(1)	—

Pretax benefit (expense)	$105	$(8)	$121	$(17)

Terrorism Exposure

CNA and the insurance industry incurred substantial losses related to the WTC event. For the most part, the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.

The Terrorism Risk Insurance Act of 2002 (the Act), has established a program within the Department of the Treasury under which the federal government will share the risk of loss by commercial property and casualty insurers arising from future terrorist attacks with the insurance industry. The Act expires on December 31, 2005. Each participating insurance company must pay a deductible, ranging from 7% of direct earned premiums from commercial insurance lines in 2003 to 15% in 2005, before federal government assistance becomes available. For losses in excess of a company’s deductible, the federal government will cover 90% of the excess losses, while companies retain the remaining 10%. Losses covered by the program will be capped annually at $100 billion; above this amount, insurers are not liable for covered losses and Congress is to determine the procedures for and the source of any payments. Amounts paid by the federal government under the program over certain phased limits are to be recouped by the Department of the Treasury through policy surcharges, which cannot exceed 3% of annual premium.

The Company is required to participate in the program, but it does not cover life or health insurance products. State law limitations applying to premiums and policies for terrorism coverage are not generally affected under the program, but they are pre-empted in relation to prior approval requirements for rates and forms. The Act has required insurers to offer terrorism coverage through 2004. The Secretary of the Department of the Treasury has discretion to extend this offer requirement until December 31, 2005.

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

No restructuring and other related charges related to the IT Plan were incurred for the three and nine months ended September 30, 2003 and 2002. During 2003, $1 million in payments were charged against the liability. As of September 30, 2003, the accrued liability relating to employee termination and related benefit costs was $4 million. The remaining accrual is expected to be paid through 2004.

No restructuring and other related charges related to the 2001 Plan were incurred for the three and nine months ended September 30, 2003 and 2002. During 2003, $14 million in payments for occupancy and employee related costs and $1 million of loss on disposal of property costs were charged against the liability. As of September 30, 2003, the accrued liability, relating primarily to lease termination costs, was $22 million. Of the remaining accrual, approximately $3 million is expected to be paid in the fourth quarter of 2003.

Expense Initiatives

The Company announced a $200 million expense reduction initiative in the second quarter of 2003. The primary components of the initiative are a reduction of the workforce by approximately five percent, lower commissions and other acquisition costs, principally related to workers compensation, and reduced spending in other areas. Strategies expected to realize such savings have begun to be implemented and will continue through 2004. Approximately $16 million of severance and related costs has been recorded for the nine months ended September 30, 2003 related to the expense reduction initiatives.

Non-GAAP Financial Measures

This MD&A discusses certain GAAP and non-GAAP financial measures to provide information used by management to monitor the Company’s operating performance. Management utilizes various financial measures to monitor the Company’s insurance operations and investment portfolio. Underwriting results, which are derived from certain income statement amounts, are considered non-GAAP financial measures

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

and are used by management to monitor performance of the Company’s insurance operations. The Company’s investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions are made related to the sale or impairment of investments that will produce realized gains and losses. Net realized investment gains and losses, which are comprised of after-tax realized investment gains and losses net of participating policyholders’ and minority interests are a non-GAAP financial measure.

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

Operating ratios are calculated using insurance results and are used by the insurance industry and regulators such as state departments of insurance and the National Association of Insurance Commissioners for financial regulation and as a basis of comparison among companies. The ratios discussed in this MD&A are calculated using GAAP financial results and include the loss and loss adjustment expense ratio (loss ratio) as well as the expense, dividend and combined ratios. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

Throughout this MD&A, business segment results are discussed using Underwriting Results, which as described above is a non-GAAP measure. The following reconciliation provides the differences between Underwriting Income (Loss) and Net Income (Loss).

Reconciliation of Underwriting Loss to Net Loss

Three months ended	Standard	Specialty
September 30, 2003	Lines	Lines	CNA Re

(In millions)
Underwriting loss	$(1,470)	$(379)	$(137)
Net investment income	42	64	9
Other revenues	35	35	—
Other expenses	(38)	(29)	—

Loss before income tax benefit, minority interest and net realized investment gains	(1,431)	(309)	(128)
Income tax benefit	514	115	47
Minority interest	—	14	—

Loss before net realized investment gains	(917)	(180)	(81)
Realized investment gains, net of participating policyholders’ and minority interest	54	28	12
Income tax expense on realized investment gains	(19)	(12)	(5)

Net loss	$(882)	$(164)	$(74)

Reconciliation of Underwriting Income (Loss) to Net Income (Loss)

Three months ended	Standard	Specialty
September 30, 2002	Lines	Lines	CNA Re

(In millions)
Underwriting income (loss)	$81	$(139)	$(72)
Net investment income	67	49	28
Other revenues	80	33	1
Other expenses	(75)	(31)	(2)

Income (loss) before income tax (expense) benefit, minority interest and net realized investment losses	153	(88)	(45)
Income tax (expense) benefit	(48)	24	20
Minority interest	—	(1)	—

Income (loss) before net realized investment losses	105	(65)	(25)
Realized investment losses, net of participating policyholders’ and minority interest	(27)	(15)	(5)
Income tax benefit on realized investment losses	10	4	4

Net income (loss)	$88	$(76)	$(26)

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

Reconciliation of Underwriting Loss to Net Loss

Nine months ended	Standard	Specialty
September 30, 2003	Lines	Lines	CNA Re

(In millions)
Underwriting loss	$(1,876)	$(548)	$(131)
Net investment income	236	213	55
Other revenues	165	81	1
Other expenses	(155)	(72)	—

Loss before income tax benefit, minority interest and net realized investment gains	(1,630)	(326)	(75)
Income tax benefit	604	125	32
Minority interest	—	9	—

Loss before net realized investment gains	(1,026)	(192)	(43)
Realized investment gains, net of participating policyholders’ and minority interest	236	94	54
Income tax expense on realized investment gains	(83)	(34)	(16)

Net loss	$(873)	$(132)	$(5)

Reconciliation of Underwriting Loss to Net Income (Loss)

Nine months ended	Standard	Specialty
September 30, 2002	Lines	Lines	CNA Re

(In millions)
Underwriting loss	$(123)	$(174)	$(62)
Net investment income	304	184	109
Other revenues	243	120	2
Other expenses	(216)	(87)	(2)

Income before income tax expense, minority interest and net realized investment (losses) gains	208	43	47
Income tax expense	(53)	(23)	(8)
Minority interest	—	(11)	—

Income before net realized investment losses	155	9	39
Realized investment losses, net of participating policyholders’ and minority interest	(51)	(46)	(2)
Income tax benefit on realized investment losses	18	14	5

Income (loss) from continuing operations	122	(23)	42
Cumulative effect of a change in accounting principle, net of tax of $3	—	(48)	—

Net income (loss)	$122	$(71)	$42

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

Segment Results

During 2002, CNA underwent management changes and strategic realignment. These events have changed the way CNA manages its operations and makes business decisions and, therefore, necessitated a change in the Company’s reportable segments. The financial results for the segment changes are reflected throughout this MD&A.

The following discussion is of the results of operations for the Company’s operating segments.

STANDARD LINES

The following table details the results of operations for Standard Lines.

Results of Operations

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Net written premiums	$834	$1,033	$2,828	$3,172
Net earned premiums	802	992	2,664	3,040
Underwriting (loss) gain	(1,470)	81	(1,876)	(123)
(Loss) income before net realized investment gains (losses)	(917)	105	(1,026)	155
Net realized investment gains (losses)	35	(17)	153	(33)
Net (loss) income	(882)	88	(873)	122

Ratios
Loss and loss adjustment expense	194.8%	60.6%	116.6%	72.1%
Expense	81.0	28.6	50.6	30.0
Dividend	7.5	2.6	3.2	1.9

Combined	283.3%	91.8%	170.4%	104.0%

Three Month Comparison

Net written premiums for Standard Lines decreased $199 million and net earned premiums decreased $190 million for the three months ended September 30, 2003 as compared with the same period in 2002. These decreases were due primarily to increased ceded premiums, including premiums ceded to corporate aggregate and other reinsurance treaties, as a result of net unfavorable prior year claim and allocated claim adjustment expense reserve development. Premiums also decreased as a result of a shift in the mix of business to deductible policies, which generally have lower premiums. Partially offsetting these declines were increased premiums across most Property & Casualty (P&C) and Excess & Surplus (E&S) lines as a result of new business initiatives and rate increases.

Standard Lines averaged rate increases of 16% and 28% for the three months ended September 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 71% and 68% were achieved for those contracts that were up for renewal.

Net results decreased $970 million for the three months ended September 30, 2003 as compared with the same period in 2002. The decrease in net results was primarily driven by increased unfavorable net prior year development of $798 million after-tax ($1,228 million pretax), a $3 million after-tax ($5 million pretax) increase in ULAE reserves, an increase in the bad debt provision for insurance and reinsurance receivables of $168 million after-tax ($258 million pretax) and an increase in certain insurance related assessments of $48 million after-tax ($74 million pretax), and increased interest expense of $51 million

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

after-tax ($79 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. Partially offsetting these items was an increase in net realized investment gains and limited partnership income. See the Investments section of this MD&A for further discussion on net investment income and net realized investment gains (losses).

The combined ratio increased 191.5 points and underwriting results decreased $1,551 million for the three months ended September 30, 2003 as compared with the same period in 2002. This change was due to increases in the loss, expense and dividend ratios. The loss ratio increased 134.2 points due principally to the unfavorable net prior year development, discussed below, and an $29 million pretax increase in catastrophe losses, including $12 million relating to Hurricane Claudette and Hurricane Isabel, for the three months ended September 30, 2003 as compared with the same period in 2002. Catastrophe losses were $34 million for the three months ended September 30, 2003 as compared with $5 million for the three months ended September 30, 2002. Partially offsetting these declines was an improvement in the current net accident year loss ratio.

Unfavorable net prior year development of $1,090 million, including $800 million of unfavorable claim and allocated claim adjustment expense reserve development and $290 million of unfavorable premium development, was recorded for the three months ended September 30, 2003. Favorable net prior year development of $138 million, including $178 million of favorable claim and allocated claim adjustment expense reserve development and $40 million of unfavorable premium development, was recorded for the same period in 2002.

Approximately $495 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to construction defect claims. Based on analyses completed during the third quarter of 2003, it became apparent that the assumptions regarding the number of claims, which were used to estimate the expected losses, were no longer appropriate. The analyses indicated that the actual number of claims reported during 2003 was higher than expected primarily in states other than California. States where this activity is most evident include Texas, Arizona, Nevada, Washington and Colorado. The number of claims reported in states other than California during the first six months of 2003 was nearly 35% higher than the last six months of 2002. The number of claims reported during the last six months of 2002 increased by less than 10% from the first six months of 2002. In California, claims resulting from additional insured endorsements increased throughout 2003. Additional insured endorsements are regularly included on policies provided to subcontractors. The additional insured endorsement names general contractors and developers as additional insureds covered by the policy. Current California case law (Presley Homes, Inc. v. American States Insurance Company, (June 11, 2001) 90 cal App. 4th 571, 108 Cal. Rptr. 2d 686) specifies that an individual subcontractor with an additional insured obligation has a duty to defend the additional insured in the entire action, subject to contribution or recovery later. In addition, the additional insured is allowed to choose one specific carrier to defend the entire action. These additional insured claims can remain open for a longer period of time than other construction defect claims because the additional insured defense obligation can continue until the entire case is resolved. The recorded net prior year development related to construction defect claims was primarily for accident years 1999 and prior.

Unfavorable net prior year claim and allocated claim adjustment expense development of approximately $285 million, was recorded for large account business including workers compensation coverages. Many of the policies issued to these large accounts include provisions tailored specifically to the individual accounts. Such provisions effectively result in the insured being responsible for a portion of the loss. An example of such a provision is a deductible arrangement where the insured reimburses the Company for all amounts less than a specified dollar amount. These arrangements often limit the aggregate amount the insured is required to reimburse the Company. Analyses completed during the third quarter of 2003 included claims handled by third party administrators (TPA), which indicated higher losses from large

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

accounts including an increase in the amounts of losses in excess of policyholder deductibles. The net prior year development was recorded primarily for accident years 2000 and prior.

Approximately $77 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from a program covering facilities that provide services to developmentally disabled individuals. This net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. Recent data shows the average claim size increasing at an annual rate of approximately 20%. Prior data had shown average claim size to be level. Similar to the average claim size, recent data shows the average policyholder defense cost increasing at an annual rate of approximately 20%. Prior data had shown average policyholder defense cost to be level. The net prior year reserve development recorded was primarily for accident years 2001 and prior.

Approximately $40 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from excess workers compensation coverages due to increasing severity. The increase in severity means that a higher percentage of the total loss dollars will be the Company’s responsibility since more claims will exceed the point at which the Company’s coverage begins. The net prior year reserve development recorded was primarily for accident year 2000.

Approximately $73 million of unfavorable development was recorded as the result of a commutation of all ceded reinsurance treaties with Gerling, related to accident years 1999 through 2001, including $41 million of unfavorable claim and allocated claim adjustment expense development and $32 million of unfavorable premium development. Further information regarding this commutation is provided in the Reinsurance section of this MD&A.

The following net prior year development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions of individual products within the segment. Unfavorable net prior year development of approximately $210 million related to small and middle market workers compensation exposures and $110 million related to E&S lines was recorded in the third quarter of 2003. Offsetting this unfavorable net prior year development was favorable net prior year development of approximately $210 million in the property line of business, including $79 million related to the September 11, 2001 World Trade Center Disaster and related events (WTC event).

Also, offsetting the net prior year unfavorable development was a $140 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit is comprised of $300 million of ceded losses and $160 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion of the Company’s aggregate reinsurance treaties.

In the third quarter of 2002, $108 million of favorable net prior year development was recorded, which was attributable to participation in the Workers Compensation Reinsurance Bureau (WCRB), a reinsurance pool, and residual markets. The favorable net prior year loss reserve development for WCRB is the result of information received from the WCRB which indicated that the Company’s net required reserves for accident years 1970 through 1996 were $60 million less than the carried reserves. In addition, during the third quarter of 2002, the Company commuted accident years 1965 through 1969 for a payment of approximately $5 million to cover carried reserves of approximately $13 million, resulting in further favorable development of $8 million. The favorable residual market net prior year loss reserve development was the result of lower than expected paid loss activity during recent periods for older accident years.

In addition, Standard Lines had favorable net prior year development, primarily in the package liability and auto liability lines of business due to claims initiatives in the third quarter of 2002. These claims

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

initiatives included specialized training on specific areas of the claims adjudication process, enhanced claims litigation management, enhanced adjuster-level metrics to monitor performance and more focused metric-based claim file review and oversight. Based on management’s best estimate of the reduction in ultimate claim costs, approximately $100 million of favorable net prior year development was recorded in the third quarter of 2002.

The expense ratio increased 52.4 points primarily due to increased expenses and the decreased net earned premium base. Expenses were unfavorably impacted by an increase in the bad debt provision for reinsurance receivables of $55 million and in the bad debt provision for insurance receivables of $203 million. Based on the Company’s credit exposures to reinsurance receivables, an increase in the bad debt provision was deemed appropriate. See the Reinsurance section of this MD&A for additional information regarding the increase in the bad debt provision for reinsurance receivables. The increase in the bad debt provision for insurance receivables was primarily the result of a review of Professional Employer Organization (PEO) accounts as well as certain accounts that have been turned over to third parties for collection. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003. The review analyzed ultimate amounts collectable and the associated collateral held by the Company. Upon completion of the review, it was determined that the ultimate loss estimates were larger than previously expected, which increased the amount of uncollateralized receivables. Based on these factors, an increase in the provision was recorded.

Additionally, expenses increased as a result of a $44 million increase in certain insurance-related assessments, which were recorded in the third quarter of 2003 as compared with a $30 million reduction in accruals for certain insurance-related assessments resulting from changes, due to legislation, in the basis on which the assessments were calculated recorded in the third quarter of 2002. Also increasing the expense ratio was approximately $15 million of expenses related to eBusiness initiatives in 2003. The 2002 eBusiness expenses were included in the Corporate and Other segment.

The dividend ratio increased 4.9 points for the three months ended September 30, 2003 as compared with the same period in 2002 due to increased net prior year unfavorable dividend development. Unfavorable dividend development of $46 million was primarily related to workers compensation products for the three months ended September 30, 2003. A review was completed in the third quarter indicating dividend development that was higher than prior expectations. This development was recorded for accident years 2002 and prior.

Nine Month Comparison

Net written premiums for Standard Lines decreased $344 million and net earned premiums decreased $376 million for the nine months ended September 30, 2003 as compared with the same period in 2002. These decreases were due primarily to increased ceded premiums, including premiums ceded to corporate aggregate and other reinsurance treaties, as a result of net unfavorable prior year development. Partially offsetting these declines were rate increases and increased new business in P&C and E&S.

Standard Lines averaged rate increases of 18% and 29% for the nine months ended September 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 72% and 67% were achieved for those contracts that were up for renewal.

Net results decreased $995 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The decrease in net results was primarily driven by increased unfavorable net prior year development of $980 million after-tax ($1,507 million pretax), an increase in the bad debt provision for insurance and reinsurance receivables of $193 million after-tax ($297 million pretax), an increase in

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

certain insurance related assessments of $48 million after-tax ($74 million pretax), and decreased net investment income primarily due to increased interest expense of $78 million after-tax ($120 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. Partially offsetting this decrease was an increase in net realized investment gains and limited partnership income. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

The combined ratio increased 66.4 points and underwriting results decreased $1,753 million for the nine months ended September 30, 2003 as compared with the same period in 2002. This change was due to increases in the loss, expense and dividend ratios. The loss ratio increased 44.5 points due principally to the increase in unfavorable net prior year development in the nine months ended September 30, 2003 as compared with the same period in 2002, as discussed below, and $95 million of catastrophe losses which occurred during the nine months ended September 30, 2003. Catastrophe losses were $14 million for the nine months ended September 30, 2002. Partially offsetting these declines was an improvement in the current accident year loss ratio.

Unfavorable net prior year development of $1,402 million, including $928 million of unfavorable claim and allocated claim adjustment expense reserve development and $474 million of unfavorable premium development, was recorded for the nine months ended September 30, 2003. Favorable net prior year development of $105 million, including $149 million of favorable claim and allocated claim adjustment expense reserve development and $44 million of unfavorable premium development, was recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $13,153 million and $11,576 million at September 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $8,159 million and $7,262 million at September 30, 2003 and December 31, 2002.

In addition to the development recorded in the third quarter of 2003 discussed in the three month comparison, unfavorable net prior year development of approximately $310 million, including $233 million of unfavorable claim and allocated claim adjustment expense reserve development and $77 million of unfavorable premium development, was recorded for large account business in the second quarter of 2003, primarily driven by workers compensation exposures. This development resulted from the completion of reserve reviews for large account business where the insured is often responsible for a portion of the losses, and claims are handled by the Company. Initial reserves for this business are set based on the expected losses associated with the individual accounts covered and the terms of the individual plans. Based on analyses completed during the second quarter of 2003, it became apparent that the assumptions regarding the number and size of the losses, which were used to estimate the expected losses, were no longer appropriate. The analyses showed that the actual number of claims and the average claim size were larger than expected. The development recorded was for accident years prior to 2002.

Approximately $21 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development during the first and second quarters of 2003 resulted from a program covering facilities that provide services to developmentally disabled individuals. This development was due to an increase in the size of known claims and increases in policyholder defense costs. The reserve development recorded was for accident years prior to 2001.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $40 million was recorded for a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year, of which, $36 million was recorded in the second quarter of 2003 and $4 million was recorded in the third quarter of 2003. The Company had previously expected

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, the Company ceased writing business under this program.

Approximately $25 million of unfavorable net prior year premium development was recorded related to a second quarter 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures recorded in the second quarter of 2003. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, the Company recorded approximately $36 million of unfavorable claim and allocated claim adjustment expense net prior year reserve development, which was ceded under this contract. The development was recorded for accident year 2000.

Offsetting these unfavorable net prior year developments was a $75 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in the first and second quarters of 2003. The first and second quarter 2003 benefit is comprised of $180 million of ceded losses and $105 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion of the Company’s aggregate reinsurance treaties.

Favorable net prior year claim and allocated claim adjustment expense reserve development was also recorded in property lines, primarily in the first quarter of 2003. The favorable reserve development was principally from accident years 2001 and 2002 and was the result of the lower than expected number of large losses in recent years.

The expense ratio increased 20.6 points due to increased expenses and decreased net earned premiums for the nine months ended September 30, 2003 as compared with the same period in 2002. Expenses were unfavorably impacted by an increase in the bad debt expense reserve for reinsurance receivables of $55 million. Based on the Company’s credit exposures to reinsurance receivables, an increase in the bad debt reserve was deemed appropriate. See the Reinsurance section of this MD&A for additional information regarding the increase in reinsurance receivables. The Company also recorded a $242 million increase in the bad debt reserve for insurance receivables, as discussed in the three month comparison. Additionally, acquisition expenses increased as a result of a $44 million increase in certain insurance related assessments recorded in the third quarter of 2003 as compared with $30 million reduction in accruals for certain insurance-related assessments resulting from changes, due to legislation, in the basis on which the assessments were calculated recorded in the third quarter of 2002. Also increasing the expense ratio was approximately $47 million of expenses related to eBusiness in 2003. The 2002 eBusiness expenses were included in the Corporate and Other segment.

The dividend ratio increased 1.3 points for the nine months ended September 30, 2003 as compared with the same period in 2002 due to increased net prior year unfavorable dividend development. The $46 million of unfavorable dividend development was primarily related to workers compensation products in the three months ended September 30, 2003. A review was completed in the third quarter indicating dividend development that was higher than prior expectations. This development recorded was for accident years 2002 and prior.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

SPECIALTY LINES

The following table details the results of operations for Specialty Lines.

Results of Operations

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Net written premiums	$719	$628	$2,064	$1,740
Net earned premiums	660	551	1,948	1,594
Underwriting loss	(379)	(139)	(548)	(174)
(Loss) income before net realized investment gains (losses)	(180)	(65)	(192)	9
Net realized investment gains (losses)	16	(11)	60	(32)
Net loss	(164)	(76)	(132)	(71)
Ratios
Loss and loss adjustment expense	110.1%	90.7%	91.2%	77.6%
Expense	47.1	34.4	36.8	33.2
Dividend	0.2	0.2	0.1	0.1

Combined	157.4%	125.3%	128.1%	110.9%

Three Month Comparison

Net written premiums for Specialty Lines increased $91 million and net earned premiums increased $109 million for the three months ended September 30, 2003 as compared with the same period in 2002. These increases were driven by production of new business and significant rate increases in most CNA Pro lines of business, improvements in CNA Global lines, most notably new business in Europe and rate increases in Canada, increased sales of vehicle warranties, and decreased ceded premiums related to corporate aggregate reinsurance treaties. These improvements were partially offset by the absence of premiums related to the Guaranty & Credit business which was exited in 2003.

Specialty Lines averaged rate increases of 21% and 30% for the three months ended September 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 80% and 77% were achieved for those contracts that were up for renewal.

Net results decreased $88 million for the three months ended September 30, 2003 as compared with the same period in 2002. The decrease in net results was primarily driven by increased unfavorable net prior year development of $92 million after-tax ($142 million pretax), including premium and claim and allocated claim adjustment expense development, an increase in the bad debt provision for reinsurance receivables of $51 million after-tax ($79 million pretax), and increased interest expense of $4 million after-tax ($5 million pretax) related to additional cessions to the corporate aggregate reinsurance treaties. These declines were partially offset by increased net realized investment results and increased net investment income. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

The combined ratio increased 32.1 points and underwriting results decreased by $240 million for the three months ended September 30, 2003 as compared with the same period in 2002. This change was due to increases in the loss and expense ratios. The loss ratio increased 19.4 points due principally to increased net prior year development of $142 million recorded for the three months ended September 30, 2003 as compared with the same period in 2002. Additionally, the loss ratio was negatively impacted by a $28 million increase in ULAE reserves and $49 million of current accident year losses for Surety related to

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

large losses in the third quarter of 2003. These items were partially offset by decreased catastrophe losses of $9 million and the impact of higher net earned premiums. Catastrophe losses were $8 million for the three months ended September 30, 2003 compared to $17 million for the three months ended September 30, 2002.

Unfavorable net prior year development of $226 million, including $195 million of unfavorable claim and allocated claim adjustment expense reserve development and $31 million of unfavorable premium development, was recorded for the three months ended September 30, 2003. Unfavorable net prior year development of $84 million, including $36 million of unfavorable premium development and $48 million of unfavorable claim and allocated claim adjustment expense reserve development, was recorded for the same period in 2002.

Approximately $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded relating to increased severity in excess coverages provided to facilities providing health care services. The development was based on reviews of individual accounts where claims had been expected to be less than the point at which the Company’s coverage applies. The current claim trends now indicate that the layers of coverage provided by the Company will be impacted. The reserve development recorded was primarily for accident years 2001 and prior.

Approximately $47 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded for Surety for workers compensation bond exposure from accident years 1990 and prior and large losses for accident years 1999 and 2002.

Approximately $36 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded for directors and officers exposures in CNA Pro and Global Lines. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development recorded was primarily for accident years 2000 and 2001.

Approximately $47 million of losses were recorded as the result of a commutation of ceded reinsurance treaties with Gerling, relating to accident years 1999 through 2002. Further information regarding this commutation is provided in the Reinsurance section of this MD&A.

The following development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions of individual products within the segment. An additional $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to medical malpractice and long term care facilities. Offsetting this net prior year unfavorable reserve development was a $27 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $59 million of ceded losses and $32 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion of the Company’s aggregate reinsurance treaties. Unfavorable net prior year development of $84 million, including $48 million of unfavorable claim and allocated claim adjustment expense reserve development and $36 million of unfavorable premium development, was recorded for the three months ended September 30, 2002 primarily in CNA HealthPro, voluntary pools and the European operations.

Unfavorable claim and allocated claim adjustment expense net prior year reserve development of approximately $150 million for CNA HealthPro in the third quarter of 2002 was due principally to medical malpractice excess products provided to hospitals and physicians and coverages provided to long term care facilities, principally nursing homes. Approximately $100 million of unfavorable development was related to assumed excess products and loss portfolio transfers, and was primarily driven by

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

unexpected increases in the number of excess claims in recent accident years. CNA HealthPro no longer writes loss portfolio transfers and assumed excess products. The remaining $50 million of the net prior year loss reserve development was related to long-term care facilities primarily as a result of a review completed during the third quarter of 2002 that indicated that the average value of claims closed during the first several months of 2002 had increased by more then 50% when compared to claims closed during 2001. In response to those trends, CNA HealthPro reduced its writings of national for-profit nursing home chains.

Offsetting this unfavorable net prior year reserve development was approximately $100 million of favorable net prior year reserve development on programs providing professional liability coverage to accountants, lawyers and realtors recorded in the third quarter of 2002. Reviews of this business found that the average claim size for older accident years had not been increasing as expected. Previous reviews had expected claim size trend of 5% to 6%.

A $16 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties for the three months ended September 30, 2002, comprised of $55 million of ceded losses and $39 million of ceded premiums.

The expense ratio increased 12.7 points due primarily to increased expenses. Expenses were unfavorably impacted by an increase in the bad debt provision for reinsurance receivables of $79 million. See the Reinsurance section of this MD&A for additional information regarding the increase in reinsurance receivables. Additionally, acquisition expenses increased as a result of an increase in certain insurance related assessments of $14 million recorded in the third quarter of 2003 and a $1 million reduction in accruals for certain insurance-related assessments resulting from changes due to legislation, in the basis on which the assessments were calculated recorded in the third quarter of 2002. These items were partially offset by the increased net earned premiums base.

Nine Month Comparison

Net written premiums for Specialty Lines increased $324 million and net earned premiums increased $354 million for the nine months ended September 30, 2003 as compared with the same period in 2002. These increases were due primarily to rate increases and new business, principally in CNA Pro.

Specialty Lines averaged rate increases of 25% for both the nine months ended September 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 79% and 77% were achieved for those contracts that were up for renewal.

Net results decreased $61 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The decrease in net results was primarily due to increased unfavorable net prior year development of $211 million after-tax ($330 million pretax) and an increase in the bad debt provision for reinsurance receivables of $51 million after-tax ($79 million pretax) and increased interest expense of $4 million after-tax ($5 million pretax) related to additional cessions to the corporate aggregate reinsurance treaties. Net income for 2002 also included a $48 million after-tax ($51 million pretax) cumulative effect of a change in accounting principle charge related to goodwill impairment. These declines were partially offset by improved current accident year results and increased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized gains (losses).

In addition, 2002 net results included a non-recurring currency translation gain on U.S. dollar denominated investments held by an Argentine subsidiary. The Argentine government changed its local

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

currency and required conversion of all U.S. denominated investments to Argentine Pesos. This conversion resulted in a translation gain of $18 million, which was partially offset by a write-off of the goodwill of that entity in the amount of $10 million.

The combined ratio increased 17.2 points and underwriting results decreased by $374 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The change was due to increases in the loss and expense ratios. The loss ratio increased 13.6 points due principally to increased unfavorable net prior year development, as discussed below.

Unfavorable net prior year development of $416 million, including $400 million of unfavorable claim and allocated claim adjustment expense reserve development and $16 million of unfavorable premium development, was recorded for the nine months ended September 30, 2003. Unfavorable net prior year development of $86 million, including $46 million of unfavorable premium development and $40 million of unfavorable claim and allocated claim adjustment expense reserve development, was recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $6,417 million and $5,874 million at September 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $3,965 million and $3,373 million at September 30, 2003 and December 31, 2002.

In addition to the unfavorable net prior year development recorded in the third quarter of 2003 as discussed in the three month comparison, approximately $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded for directors and officers exposures in the second quarter of 2003. The unfavorable net prior year reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The unfavorable net prior year reserve development recorded was primarily for accident years 2001 and 2002.

Approximately $21 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the Surety line of business as the result of adverse developments on one large claim in the second quarter of 2003.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75 million was recorded in the second quarter of 2003 related to adverse arbitration decision involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which the Company was a participant. The loss was caused by a fire which occurred in 1995. The Company no longer participates in this pool.

Approximately $37 million of losses were recorded in the second quarter of 2003 as the result of a commutation of three ceded reinsurance treaties covering CNA HealthPro, related to accident years 1999 through 2001. Further information regarding this commutation is provided in the Reinsurance section of this MD&A.

The expense ratio increased 3.6 points due primarily to increased acquisition expenses. Expenses were unfavorably impacted by an increase in the bad debt provision for reinsurance receivables of $79 million. See the Reinsurance section of this MD&A for additional information regarding the increase in reinsurance receivables. Additionally, acquisition expenses increased as a result of an increase in certain insurance related assessments of $14 million recorded in the third quarter of 2003 as compared with $1 million reduction in accruals for certain insurance-related assessments resulting from changes due to

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

legislation, in the basis on which the assessments were calculated recorded in the third quarter of 2002. These items were partially offset by the increased net earned premium base.

CNA RE

The following table details the results of operations for CNA Re.

Results of Operations

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Net written premiums	$109	$167	$437	$494
Net earned premiums	84	157	371	462
Underwriting loss	(137)	(72)	(131)	(62)
(Loss) income before net realized investment gains (losses)	(81)	(25)	(43)	39
Net realized investment gains (losses)	7	(1)	38	3
Net (loss) income	(74)	(26)	(5)	42
Ratios
Loss and loss adjustment expense	211.4%	115.4%	100.0%	81.2%
Expense	51.9	30.6	35.3	32.2

Combined	263.3%	146.0%	135.3%	113.4%

During October of 2003, CNA sold most of the renewal rights for all treaty business to Folksamerica Reinsurance Company (Folksamerica), a wholly owned subsidiary of White Mountains Insurance Group, Ltd. of Hamilton, Bermuda. Under the terms of the transaction, Folksamerica will compensate CNA based upon the amount of premiums renewed by Folksamerica over the next two contract renewals. Concurrent with the sale, CNA announced its withdrawal from the assumed reinsurance business. CNA will manage the run-off of its retained liabilities. The guaranteed minimum under the renewal rights contract will be recorded in the fourth quarter of 2003 along with severance and other related costs.

Three Month Comparison

Net written premiums for CNA Re decreased $58 million and net earned premiums decreased $73 million for the three months ended September 30, 2003 as compared with the same period in 2002. These decreases were due primarily to increased ceded premiums related to corporate aggregate reinsurance treaties, a decrease in new business in surplus and standard lines and reduced favorable premium development on prior underwriting years.

Net results decreased $48 million for the three months ended September 30, 2003 as compared with the same period in 2002. The decrease in net results was primarily due to increased unfavorable net prior year development of $45 million after-tax ($69 million pretax), and decreased net investment income due principally to increased interest expense of $9 million after-tax ($14 million pretax) related to additional cessions to the corporate aggregate reinsurance treaties, partially offset by increased net realized gains. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

The combined ratio increased 117.3 points and underwriting results declined $65 million for the three months ended September 30, 2003 as compared with the same period in 2002. This change was due to

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

increases in the loss and expense ratios. The loss ratio increased 96.0 points due principally to increased net prior year development, as discussed below. Partially offsetting this was improvement in the current accident year loss ratio and a decrease in catastrophe losses. Catastrophe losses included $10 million for Hurricane Claudette and Hurricane Isabel for the three months ended September 30, 2003 compared with $17 million recorded for other catastrophes during the same period in 2002. The expense ratio increased 21.3 points primarily as a result of the decreased net earned premium base, partially offset by the absence of the unfavorable expense ratio impact from CNA Re U.K., which was sold in the fourth quarter of 2002. See the Company’s 2002 Form 10-K for additional information regarding the sale of CNA Re U.K.

Unfavorable net prior year development of $136 million, including $99 million of unfavorable claim and allocated claim adjustment expense reserve development and $37 million of unfavorable premium development, was recorded for the three months ended September 30, 2003. Unfavorable net prior year development of $67 million, including $92 million of unfavorable claim and allocated claim adjustment expense reserve development and $25 million of favorable premium development, was recorded during the same period in 2002.

The unfavorable net prior year development in 2003 is largely driven by a change in the reporting pattern of losses as reported by the companies that purchase reinsurance from CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and have a similar effect on several lines of business. Unfavorable net prior year development of approximately $67 million was recorded related to proportional liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2001. Approximately $32 million of unfavorable net prior year development related to assumed financial reinsurance covers in accident years 2001 and prior and approximately $24 million of unfavorable net prior year development related to professional liability exposures in accident years 2001 and prior was recorded in the three months ended September 30, 2003.

CNA Re recorded an additional $15 million of unfavorable net prior year development for construction defect related exposures in the third quarter of 2003. Because of the unique nature of this exposure, losses will not follow normal development patterns. The continued reporting of claims in California, the increase in the number of claims from states other than California and a review of individual ceding companies’ exposure to this type of claim resulted in an increase in the estimated reserve.

The following development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions of individual products within the segment. Unfavorable net prior year development of approximately $42 million related to surety exposures, $32 million related to excess of loss liability exposures and $12 million related to facultative liability exposures were recorded in the third quarter of 2003. Offsetting this unfavorable net prior year development was approximately $55 million of favorable development related to the WTC event. In addition, there was a $37 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. This benefit was comprised of $80 million of ceded losses and $43 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion of the Company’s aggregate reinsurance treaties.

Nine Month Comparison

Net written premiums for CNA Re decreased $57 million and net earned premiums decreased $91 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to reduced levels of premium from prior underwriting years

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

and the absence of CNA Re U.K. Partially offsetting these items were decreased cessions related to corporate aggregate reinsurance treaties and rate increases achieved in 2003.

Net results decreased $47 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The decrease in net results was primarily related to the decline in underwriting results and decreased net investment income due primarily to a reduction of invested assets resulting from the sale of CNA Re U.K. and increased interest expense of $8 million after-tax ($12 million pretax) related to additional cessions to the corporate aggregate reinsurance treaties. Partially offsetting these items was an increase in net realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

The combined ratio increased 21.9 points and underwriting results decreased $69 million for the nine months ended September 30, 2003 as compared with the same period in 2002. This change was due to increases in the loss and expense ratios. The loss ratio increased 18.8 points due principally to increased unfavorable net prior year development. Catastrophe losses were $21 million for the nine months ended September 30, 2003 for Texas tornados, Midwest rain storms and Hurricanes Isabel and Claudette. Catastrophe losses were $17 million for the nine months ended September 30, 2002. Partially offsetting these declines was improvement in the current net accident year loss ratio. The expense ratio increased 3.1 points primarily due to the reduced net earned premium base, partially offset by the absence of the unfavorable expense ratio impact from CNA Re U.K.

Unfavorable net prior year development of $148 million, including $109 million of unfavorable claim and allocated claim adjustment expense reserve development and $39 million of unfavorable premium development, was recorded for the nine months ended September 30, 2003. Unfavorable net prior year development of $42 million, including $84 million of unfavorable claim and allocated claim adjustment expense reserve development offset by $42 million of favorable premium development, was recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $2,336 million and $2,264 million at September 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $1,275 million and $1,362 million at September 30, 2003 and December 31, 2002.

In addition to the net prior year development recorded in the third quarter of 2003 as discussed in the three month comparison, unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25 million was recorded primarily for directors and officers exposures in the second quarter of 2003. The unfavorable net prior year reserve development was a result of a claims review in the second quarter of 2003 of securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The unfavorable net prior year reserve development was recorded for accident years 2000 and 2001.

Offsetting this unfavorable net prior year reserve development was a $10 million underwriting benefit from cessions to corporate aggregate reinsurance treaties for the second quarter of 2003. The benefit was comprised of $24 million of ceded losses and $14 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion of the Company’s aggregate reinsurance treaties. A $31 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties for the nine months ended September 30, 2002. The benefit was comprised of $93 million of ceded losses and $62 million of ceded premiums, related primarily to the WTC event discussed below.

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

Recent concerns about reinsurance security, prompted in part by rating agency downgrades of several reinsurers’ financial strength ratings, have impacted the reinsurance marketplace. Many ceding companies are seeking provisions for the collateralization of assumed reserves in the event of a financial strength ratings downgrade or other triggers. CNA Re has been impacted by this trend and has entered into several contracts with rating or other triggers. See the Ratings section of this MD&A for more information.

GROUP OPERATIONS

The following table details the results of operations for Group Operations.

Results of Operations

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Net earned premiums	$338	$292	$982	$2,017
Income before net realized investment gains (losses)	25	30	70	73
Net realized investment gains (losses)	17	4	(4)	(8)
Net income	42	34	66	65

Three Month Comparison

Net earned premiums for Group Operations increased $46 million for the three months ended September 30, 2003 as compared with the same period in 2002. The increase in net earned premiums was due primarily to growth in disability, specialty medical, life and accident, and long term care products within Group Benefits due to new sales and rate increases.

Group Operations achieved rate increases that averaged approximately 5% for both the three months ended September 30, 2003 and 2002 for the disability, accident and life lines of business within Group Benefits for those contracts that were renewed during the period. Premium persistency rates of approximately 86% and 87% were achieved for those contracts that were up for renewal for the three months ended September 30, 2003 and 2002.

Net income increased by $8 million for the three months ended September 30, 2003 as compared with the same period in 2002. The increase in net income related primarily to increased net realized investment gains, favorable development related to a $10 million after-tax release of WTC event reserves, favorable results in the specialty medical line, and the impact of growth in Group Benefits premiums. These items were partially offset by a change in the discount rate on prior year disability and life waiver of premium reserves from 6.5% to 6.0%, resulting in a $14 million after-tax decrease in net income. The change in discount rate reflects the decreasing portfolio yield and the current investment environment. The third quarter of 2003 also reflects the absence of $9 million after-tax of non-recurring fee income received in the third quarter of 2002 related to transfer of the Mail Handlers Plan. See the Investments section of this MD&A for further discussion on net realized investment gains (losses).

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Nine Month Comparison

Net earned premiums for Group Operations decreased $1,035 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to the transfer of the Mail Handlers Plan. The Mail Handlers Plan contributed $1,151 million of premiums for the nine months ended September 30, 2002. This was partially offset by premium growth in the disability, specialty medical, life and accident and long term care products within Group Benefits due to increased new sales and rate increases.

Group Operations achieved rate increases that averaged approximately 6% and 5% for the nine months ended September 30, 2003 and 2002 for the disability, accident and life lines of business within Group Benefits for those contracts that were renewed during the period. Premium persistency rates of approximately 86% and 82% were achieved for those contracts that were up for renewal for the nine months ended September 30, 2003 and 2002.

Net income increased by $1 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The increase in net income related primarily to decreased net realized investment losses, the absence of unfavorable net results related to the variable products business which was sold to The Phoenix Companies, Inc. in the third quarter of 2002, improved operating results in the single premium group annuity (SPGA) product, favorable development related to a $10 million after-tax release of WTC event reserves, favorable results in the specialty medical line, and the impact of premium growth within Group Benefits. These items were partially offset by the absence of net income related to the Mail Handlers Plan, including the non-recurring fee income received in the third quarter of 2002 and a change in the discount rate on prior year disability and life waiver of premium reserves from 6.5% to 6.0%, resulting in a $14 million after-tax decrease in net income. The change in discount rate reflects the decreasing portfolio yield and the current investment environment. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

LIFE OPERATIONS

The following table details the results of operations for Life Operations.

Results of Operations

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Net earned premiums	$264	$236	$783	$710
Income before net realized investment gains (losses)	10	31	37	89
Net realized investment gains (losses)	21	(14)	6	(41)
Net income	31	17	43	5

Three Month Comparison

Net earned premiums for Life Operations increased $28 million for the three months ended September 30, 2003 as compared with the same period in 2002. The increase in net earned premiums was due primarily to higher sales of structured settlement annuities, and an increase in renewal premiums due to inforce growth in long term care products, partially offset by reduced first year premiums as a result of exiting the individual long term care market, as discussed below.

Net income increased by $14 million for the three months ended September 30, 2003 as compared with the same period in 2002. The increase in net income related primarily to increased net realized investment results and a $2 million improvement in net results for life settlement contracts. Partially

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

offsetting these items was unfavorable individual long term care morbidity due to the increased frequency of claims during the third quarter of 2003, the write-off of capitalized software costs of $3 million, and decreased net investment income. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

Nine Month Comparison

Net earned premiums for Life Operations increased $73 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The increase in net earned premiums was due primarily to higher sales of structured settlement annuities, growth in life insurance products and individual long term care product inforce blocks, partially offset by declines in new business due to exiting the individual long term care market.

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

Net income increased by $38 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The increase in net income related primarily to increased net realized investment gains, the absence of the cumulative effect of a change in accounting principle of $8 million recorded in 2002 relating to write-down of impaired goodwill, and a $6 million improvement in net results for life settlement contracts. Partially offsetting these items were unfavorable individual long term care morbidity due to increased severity and claim frequency, the write-off of capitalized software costs of $8 million and lower net investment income. Also contributing to the decrease were severance costs related to the individual long term care product. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

CORPORATE AND OTHER

The following table details the results of operations for the Corporate and Other segment, including APMT and intrasegment eliminations.

Results of Operations

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Revenues, including pretax realized investment gains	$10	$112	$80	$188
Loss before net realized investment gains	(722)	(38)	(758)	(81)
Net realized investment gains	9	55	52	24
Net (loss) income	(713)	17	(706)	(58)

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Three Month Comparison

Revenues decreased $102 million for the three months ended September 30, 2003 as compared with the same period in 2002. The decrease in revenues was due primarily to decreased pretax realized investment gains and reduced net earned premiums in group reinsurance due to the exit of this business in 2002.

Net results decreased $730 million for the three months ended September 30, 2003 as compared with the same period in 2002. The decrease in net results was due primarily to a $545 million after-tax increase in unfavorable net prior year development, a $44 million after-tax increase in ULAE reserves, a $112 million after-tax increase in the bad debt provision for reinsurance receivables, a $10 million after-tax increase in certain insurance related assessments, and a decrease in net realized investment gains. The 2003 net results were favorably impacted by the absence of eBusiness expenses, which beginning in 2003 were included in the property and casualty operating segments of the Company. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $847 million was recorded for the three months ended September 30, 2003. This development was primarily driven by $795 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development related to APMT. See the APMT Reserves section of this MD&A for a further discussion of APMT development. Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $50 million was recorded related to the Company’s past participation in several insurance pools which is part of the group reinsurance run-off business. Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $8 million was recorded for the three months ended September 30, 2002.

Nine Month Comparison

Revenues decreased $108 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The decrease in revenues was due primarily to reduced revenues from CNA UniSource and reduced net earned premiums in group reinsurance, partially offset by increased pretax realized investment gains.

Net results declined $648 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The decrease in net results was due primarily to a $552 million after-tax increase in unfavorable net prior year development, a $44 million after-tax increase in ULAE reserves, a $10 million after-tax increase in certain insurance related assessments, and a $138 million after-tax increase in the bad debt provision for reinsurance receivables. The 2003 net results were favorably impacted by increased net realized investment gains and the absence of eBusiness expenses. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

Unfavorable net prior year development of $861 million, including $867 million of unfavorable claim and allocated claim adjustment expense reserve development and $6 million of favorable premium development was primarily driven by unfavorable development of $795 million related to APMT. See the APMT Reserves section of this MD&A for a further discussion of APMT development. Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $11 million was recorded for the nine months ended September 30, 2002. The gross carried claim and claim adjustment expense reserve was $7,386 million and $4,847 million at September 30, 2003 and December 31, 2002.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

The net carried claim and claim adjustment expense reserve was $2,758 million and $2,002 million for September 30, 2003 and December 31, 2002.

CNA entered into a retroactive reinsurance agreement as part of the sale of the Company’s personal insurance business to The Allstate Corporation (Allstate) in 1999. CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1 billion at the date of sale. The Company must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1 billion. The Company’s remaining obligation valued under this loss sharing provision as of October 1, 2003 will be settled, under a time schedule established by the parties, by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies exceeded $1 billion during the second quarter of 2003. The Company has established reserves for its estimated liability under this loss sharing arrangement.

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; a further increase in asbestos and environmental claims which cannot now be anticipated; continued increase in mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims.

Since 1999, CNA has performed semi-annual ground up reviews of all open APMT claims to evaluate the adequacy of the Company’s APMT reserves. The completion of a comprehensive ground up analysis of its APMT exposures that was previously scheduled for the second quarter was completed in the third quarter of 2003. During the second quarter of 2003, significant resources were

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

dedicated to the proposed national asbestos reform litigation and to support regulatory reviews. The Company completed its formal and comprehensive analysis of all open APMT claims in the third quarter of 2003. In performing its comprehensive ground up analysis, the Company considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of the Company, and its actuarial staff. These professionals review, among many factors, the policyholder’s present and future exposures, including such factors as claims volume, trial conditions, settlement demands and defense costs; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to the Company’s business, results of operations, equity, insurer financial strength and debt ratings. Due to, among other things, the factors described above, it may be necessary for the Company to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

Environmental Pollution and Mass Tort and Asbestos

	September 30, 2003		December 31, 2002

	Environmental		Environmental
	Pollution and Mass		Pollution and Mass
	Tort	Asbestos	Tort	Asbestos

(In millions)
Gross reserves	$872	$3,434	$830	$1,758
Ceded reserves	(270)	(1,647)	(313)	(512)

Net reserves	$602	$1,787	$517	$1,246

Environmental Pollution and Mass Tort

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfunds) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (PRPs). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,244 cleanup sites have been identified by the Environmental Protection Agency (EPA) and included on its National Priorities List (NPL). State authorities have designated many cleanup sites as well.

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

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2002 or during the first nine months of 2003, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

As of September 30, 2003 and December 31, 2002, CNA carried approximately $602 million and $517 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $153 million of environmental pollution and mass tort net unfavorable prior year claim and claim adjustment expense reserve development for the three and nine months ended September 30, 2003 and no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the three and nine months ended September 30, 2002. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $68 million and $91 million for the nine months ended September 30, 2003 and 2002.

CNA has increased its net environmental pollution reserves to $405 million reflecting $72 million in unfavorable net prior year environmental pollution reserve development in the third quarter of 2003. This increase was in part due to the emergence of certain negative legal developments, including several court decisions which have reduced the effectiveness of the absolute pollution exclusion by limiting its application to traditional industrial pollution, and which have increased the scope of damages compensable under policies of insurance. In addition, management has noted the potential emergence of Natural Resource Damages claims under the Comprehensive Environmental Response Compensation and Liability Act of 1980 and other federal statutes.

CNA has made settlement of large environmental pollution exposures a management priority. The Company has resolved a number of its large environmental accounts by negotiating favorable settlement agreements. In its settlements, CNA sought to resolve those exposures and obtain the broadest release language to avoid future claims from the same policyholders seeking coverage for sites or claims that had not emerged at the time CNA settled with its policyholder. While the terms of each settlement agreement vary, CNA sought to obtain broad environmental releases that include known and unknown sites, claims and policies. The broad release provisions contained in those settlement agreements should, in many cases, prevent future exposure from settled policyholders. It remains uncertain, however, whether a court interpreting the language of the settlement agreements will uphold the broad language of the agreements.

In the third quarter of 2003, the Company began to classify its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. CNA has a structured settlement agreement with one of its policyholders for which it has future payment obligations. Structured settlement agreements provide for payments over multiple years as set

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

forth in each individual agreement. As to the one structured settlement agreement existing at September 30, 2003, CNA has a reserve of $12 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve large pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At September 30, 2003, CNA had negotiated five such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. The Company has evaluated these commitments and has a $12 million reserve, net of reinsurance, as of September 30, 2003 related to coverage in place agreements.

The Company categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. CNA has 148 large accounts with a collective reserve of $101 million, net of reinsurance at September 30, 2003. The Company has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. CNA has 427 small accounts with a collective reserve of $60 million, net of reinsurance at September 30, 2003.

The Company also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including Excess & Casualty Reinsurance Association (ECRA). At September 30, 2003, CNA has a reserve of $38 million related to these liabilities.

At September 30, 2003, CNA’s unassigned IBNR reserve for environmental pollution was $182 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The chart below depicts CNA’s overall pending pollution accounts and associated reserves at September 30, 2003.

		Total Paid	Pollution	Percent of
	Number of	in 2003	Reserves	Pollution
	Policyholders	(Net)	9/30/03 (Net)	Reserve

Policyholders with Settlement Agreements
Structured Settlements	1	$16	$12	3%
Coverage In Place	5	—	12	3%

Total with Settlement Agreements	6	16	24	6%

Other Policyholders with Active Accounts
Large Pollution Accounts	148	19	101	25%
Small Pollution Accounts	427	9	60	15%

Total Other Policyholders	575	28	161	40%

Assumed Reinsurance & Pools		2	38	9%

Unassigned IBNR			182	45%

Total	581	$46	$405	100%

CNA has also increased its mass tort net reserves to $197 million reflecting $81 million in unfavorable mass tort net prior year reserve development, due in part to the elevated volume of silica claims. In 2003,

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of a tort reform. The most significant silica exposures identified to date include a relatively small number of accounts with significant numbers of new claims and substantial insurance limits issued by the Company. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs.

The Company’s ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by the Company after 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

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

Several factors are, in management’s view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities who are now bankrupt are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended by their insurers. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. The ultimate impact or success of this tactic remains uncertain. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

trusts that would allow asbestos claims to be paid under lax standards. This also presents the potential for exhausting policy limits in an accelerated fashion.

In addition, management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003.

Following the third quarter ground up review, CNA has increased its gross asbestos reserves to $3,434 million and its net asbestos reserves to $1,787 million at September 30, 2003 reflecting $1,808 million and $642 million in unfavorable gross and net asbestos prior year reserve development principally due to potential losses from policies issued by CNA with high attachment points, which previous exposure analysis indicated would not be reached. As part of its semi-annual review, the Company examined the claims filing trends and the projected erosion rates of underlying primary and lower excess insurance on open asbestos accounts to determine timeframes within which high excess policies issued by CNA could be reached. Elevated claims volumes, together with certain adverse court decisions affecting the rapidity by which asbestos claims are paid, supported the conclusion that excess policies with high attachment points previously thought not to be exposed may now potentially be exposed.

The Company has resolved a number of its large asbestos accounts by negotiating favorable settlement agreements. CNA has structured settlement agreements with seven of its policyholders for which it has future payment obligations. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At December 31, 2002, CNA had four structured settlement agreements reserved at $118 million, net of reinsurance. Since December 31, 2002, CNA has resolved three additional asbestos accounts through structured settlement agreements. As to the seven structured settlement agreements existing at September 30, 2003, payment obligations under those settlement agreements are projected to terminate in 2016. CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a reserve of $160 million, net of reinsurance at September 30, 2003, related to remaining payment obligations under these agreements.

CNA, through its acquisition of CIC in 1995, assumed obligations under the Wellington Agreement. In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At December 31, 2002, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts and had a reserve of $28 million, net of reinsurance, related to its remaining Wellington obligations. At September 30, 2003, with respect to these five remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a $23 million reserve, net of reinsurance.

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At September 30, 2003, CNA had negotiated 27 such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

forth in the terms of each specific agreement. Coverage in place agreements are evaluated based on claims filings trends and severities. Due to adverse claims trends described in this section, management has increased its estimate of exposure under current coverage in place agreements. At December 31, 2002, the Company had estimated its exposure for its twenty-three coverage in place agreements at $66 million, net of reinsurance. Since year end 2002, CNA resolved four additional asbestos exposures through coverage in place agreements and has also evaluated the possibility that high excess coverages it issued could become impaired under these agreements. The Company has evaluated these commitments and the expected reinsurance recoveries under these agreements and has a $106 million reserve, net of reinsurance, related to coverage in place agreements.

The Company categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. The Company made closing large accounts a significant management priority. At December 31, 2002, the Company had 150 large accounts and has a reserve of $220 million, net of reinsurance. At September 30, 2003, CNA has 156 large accounts with a collective reserve of $388 million, net of reinsurance. Large accounts are typically accounts that have been long identified as significant asbestos exposures. In its most recent ground up reserve study, the Company observed that underlying layers of primary, umbrella and lower layer excess policies were exhausting at accelerated rates due to increased claims volumes, claims severities and increased defense expense incurred in litigating claims for certain policyholders. Those accounts where the Company had issued high excess policies were evaluated in the study to determine potential impairment of the high excess layers of coverage. Management concluded that high excess coverage previously thought not to be exposed could potentially be exposed should current adverse claim trends continue.

Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At December 31, 2002, the Company had 939 small accounts with a reserve of $90 million, net of reinsurance. At September 30, 2003, CNA has 1,028 small accounts, approximately 84% of its total active asbestos accounts. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities who were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs’ attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended by their insurers. As claims filings continue to increase, costs incurred in defending small accounts are expected to increase. The Company has evaluated small accounts and has increased its collective reserve to $155 million, net of reinsurance, as of September 30, 2003.

The Company also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At December 31, 2002, CNA had a $91 million reserve related to these asbestos liabilities arising from the Company’s assumed reinsurance obligations and CNA’s participation in pools, including ECRA. At September 30, 2003, CNA has a $158 million net reserve related to these liabilities.

At September 30, 2003, CNA’s unassigned IBNR reserve for asbestos was $742 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders. At December 31, 2002, the unassigned IBNR reserve was $584 million, net of reinsurance.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

The chart below depicts CNA’s overall pending asbestos accounts and associated reserves at September 30, 2003.

			Asbestos Reserves	Percent of
	Number of	2003	9/30/03	Asbestos
	Policyholders	Paid (Net)	(Net)	Reserve

Policyholders with Settlement Agreements
Structured Settlements	7	$5	$160	9%
Wellington	5	2	23	1%
Coverage In Place	27	30	106	6%
Fibreboard	1	—	55	3%

Total with Settlement Agreements	40	37	344	19%

Other Policyholders with Active Accounts
Large Asbestos Accounts	156	48	388	22%
Small Asbestos Accounts	1,028	11	155	8%

Total Other Policyholders	1,184	59	543	30%

Assumed Reinsurance & Pools		5	158	9%

Unassigned IBNR			742	42%

Total	1,224	$101	$1,787	100%

Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. The Company has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, the Company aggressively litigates the claim. Adverse developments with respect to such matters could have a material adverse effect on CNA’s results of operations or equity.

Certain asbestos litigations in which CNA is currently engaged are described below:

On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow — Liptak Corporation. Under the agreement, CNA will be required to pay $74 million, net of reinsurance recoveries, over a ten year period. The settlement resolves CNA’s liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow — Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement has received initial bankruptcy court approval and CNA expects to procure confirmation of a bankruptcy plan containing a channeling injunction to protect CNA from any future claims.

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

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International Inc. (Honeywell). Honeywell faces approximately 71,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, which even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio action, plaintiffs allege the defendants negligently performed duties undertaken to protect the public from the effects of asbestos (Varner v. Ford Motor Co., et al., (Cuyahoga County, Ohio)). Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al., (District Court of Nueces County, Texas)). Many of the Texas claims have been dismissed as time-barred by the applicable statute of limitations. In other claims, the Texas court recently ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. The time period for filing an appeal of this ruling has not expired and it remains uncertain whether the plaintiffs’ will continue to pursue their causes of action.

CNA has been named in Adams v. Aetna, Inc., et al., (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. A direct action has also been filed in Montana (Pennock, et al. v. Maryland Casualty, et al., First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

the State of Montana. This action alleges that CNA failed to fulfill its obligations as W.R. Grace’s Workers Compensation carrier because of the alleged negligent failure of CNA to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. This action is currently stayed as to CNA because of W.R. Grace’s pending bankruptcy. On July 23, 2003, the stay of similar direct action litigation against Maryland Casualty was lifted by the District Court as to Maryland Casualty. Maryland Casualty and W.R. Grace have appealed the District Court’s decision to the Third Circuit Court of Appeals. The stay of the litigation may also be lifted as to CNA.

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

As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any CNA excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of management and consideration of many complex factors, including:

•	inconsistency of court decisions, jury attitudes and future court decisions

•	specific policy provisions

•	allocation of liability among insurers and insureds

•	missing policies and proof of coverage

•	the proliferation of bankruptcy proceedings and attendant uncertainties

•	novel theories asserted by policyholders and their counsel

•	the targeting of a broader range of businesses and entities as defendants

•	the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims

•	volatility in claim numbers and settlement demands

•	increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims

•	the efforts by insureds to obtain coverage not subject to aggregate limits

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

•	long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims

•	medical inflation trends

•	the mix of asbestos-related diseases presented and

•	the ability to recover reinsurance including the impact, if any, of restructured operations of Lloyd’s of London into Equitas Limited.

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

As of September 30, 2003 and December 31, 2002, CNA carried approximately $1,787 million and $1,246 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was $642 million in asbestos-related net claim and claim adjustment expense prior year unfavorable reserve development for the three and nine months ended September 30, 2003. The Company paid asbestos-related claims, net of reinsurance, of $101 million for the nine months ended September 30, 2003 and had net reinsurance recoveries of $12 million for the nine months ended September 30, 2002.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

INVESTMENTS

The significant components of net investment income are presented in the following table.

Net Investment Income

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Fixed maturity securities	$412	$461	$1,254	$1,404
Short term investments	14	17	46	44
Limited partnerships	61	(72)	159	(28)
Equity securities	4	10	13	25
Interest on funds withheld and other deposits	(148)	(53)	(288)	(168)
Other	20	22	63	62

Gross investment income	363	385	1,247	1,339
Investment expense	(11)	(21)	(36)	(47)

Net investment income	$352	$364	$1,211	$1,292

The Company experienced lower net investment income for the three and nine months ended September 30, 2003 as compared with the same periods in 2002. These decreases were due primarily to lower investment yields on fixed maturity securities and increased interest costs on funds withheld and other deposits. The interest costs on funds withheld and other deposits increased principally as a result of additional cessions to the corporate aggregate reinsurance and other treaties due to adverse net prior year development recorded in both the three and nine months ended September 30, 2003. These decreases were partially offset by increased limited partnership income. Limited partnership income increased as a result of improving equity markets and favorable conditions in the fixed income markets. See the Reinsurance section of this MD&A for further discussion of the Company’s aggregate reinsurance treaties.

The bond segment of the investment portfolio yielded 5.3% and 6.0% for the nine months ended September 30, 2003 and 2002.

The components of net realized investment results are presented in the following table.

Net Realized Investment Gains (Losses)

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$(145)	$214	$(70)	$263
Corporate and other taxable bonds	177	(165)	303	(414)
Tax-exempt bonds	(16)	41	79	57
Asset-backed bonds	17	14	58	42
Redeemable preferred stock	(4)	(13)	(14)	(28)

Total fixed maturity securities	29	91	356	(80)
Equity securities	31	(17)	89	32
Derivative securities	85	(44)	8	(78)
Short term investments	3	—	13	10
Other invested assets	18	1	1	(13)

Total realized investment gains (losses)	166	31	467	(129)
Allocated to participating policyholders’ and minority interest	(2)	(7)	(1)	(8)
Income tax (expense) benefit	(59)	(8)	(161)	50

Net realized investment gains (losses)	$105	$16	$305	$(87)

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net realized investment results increased $89 million after-tax for the three months ended September 30, 2003 as compared with the same period in 2002. This change was due primarily to a reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities and increased realized gains related to derivative securities. Partially offsetting these increases were decreased realized results from the sale of fixed maturity securities. Impairment losses of $10 million after-tax were recorded primarily in the forestry sector for the three months ended September 30, 2003. Impairment losses of $144 million after-tax were recorded primarily in the communications sector for the same period in 2002.

Net realized investment results increased $392 million after-tax for the nine months ended September 30, 2003 as compared with the same period in 2002. This change was due primarily to a reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities and increased realized results related to fixed maturity and derivative securities. Impairment losses of $196 million after-tax were recorded across several sectors, including the airline, healthcare and energy industries, for the nine months ended September 30, 2003. Impairment losses of $346 million after-tax were recorded primarily in the communications sector for the same period in 2002.

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

The following table provides further detail of gross realized gains and gross realized losses on fixed maturity securities and equity securities.

Realized Gains and Losses

	Three Months		Nine Months

Period ended September 30	2003	2002	2003	2002

(In millions)
Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$361	$368	$1,056	$725
Gross realized losses	332	277	700	805

Net realized gains (losses) on fixed maturity securities	29	91	356	(80)
Equity securities:
Gross realized gains	43	109	113	242
Gross realized losses	12	126	24	210

Net realized gains (losses) on equity securities	31	(17)	89	32

Net realized gains (losses) on fixed maturity and equity securities	$60	$74	$445	$(48)

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following table provides details of the largest realized losses from sales of securities aggregated by issuer for the nine months ended September 30, 2003, including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also footnoted is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Largest Realized Losses from Securities Sold at a Loss

	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale

(In millions)
Various securities issued by the United States Treasury (a)	$5,364	$157	0-6
A food retailer of supermarkets and discount stores in the U.S. and Europe. Also supplies food to institutional foodservice companies (b)	34	12	0-6
A company which manufactures rubber and rubber-related chemicals. They also manufacture and distribute tires (c)	23	9	Various, 0-24
A company which provides wholesale financing and capital loans to auto retail dealerships and vehicle leasing companies (d)	120	8	Various, 0-12
Issues and sells mortgage backed securities. Issuer was chartered by United States Congress to facilitate housing ownership for low to middle income Americans (e)	841	7	0-6
A company which provides and operates a network of in-patient and outpatient surgery and rehabilitation facilities (f)	18	7	Various, 0-12

Total	$6,400	$200

(a)	Volatility of interest rates prompted movement to other asset classes.

(b)	The issuer is under investigation for accounting fraud. Losses relate to trades that took place to reduce issuer exposure.

(c)	These losses relate to trades that took place to reduce issuer exposure.

(d)	The issuer’s financial condition is in good standing and is investment grade quality. A decision was made to reduce the portfolio’s overall exposure to this issuer.

(e)	Volatility of interest rates prompted movement to other asset classes.

(f)	The company is under investigation for accounting fraud and various security issues relating to management. These losses relate to trades that took place to reduce issuer exposure.

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

The following table details the carrying value of CNA’s general account investment portfolios.

Carrying Value of Investments

	September 30,		December 31,
	2003	%	2002	%

(In millions)
General account investments:
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,628	4%	$1,376	4%
Asset-backed securities	7,469	20	8,208	23
States, municipalities and political subdivisions — tax-exempt	7,848	21	5,074	14
Corporate securities	7,589	20	7,591	22
Other debt securities	3,902	10	3,827	11
Redeemable preferred stock	118	—	69	—
Options embedded in convertible debt securities	193	1	130	—

Total fixed maturity securities	28,747	76	26,275	74

Equity securities:
Common stock	440	1	461	1
Non-redeemable preferred stock	135	—	205	1

Total equity securities	575	1	666	2

Short-term investments	7,044	19	7,008	20
Limited partnerships	1,213	3	1,060	3
Other investments	223	1	284	1

Total general account investments	$37,802	100%	$35,293	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The Company’s general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, short-term securities, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized gain of $1,528 million at September 30, 2003 compared with $887 million at December 31, 2002. The net unrealized position at September 30, 2003 was composed of a net unrealized gain of $1,313 million for fixed maturities and a net unrealized gain of $215 million for equity securities. The net unrealized position at December 31, 2002 was composed of a net unrealized gain of $742 million for fixed maturities, a net unrealized gain of $147 million for equity securities and a net unrealized loss of $2 million for short-term securities.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross	Net
	Amortized	Unrealized	Unrealized	Unrealized
September 30, 2003	Cost	Gains	Losses	Gain

(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,531	$104	$7	$97
Asset-backed securities	7,281	216	28	188
States, municipalities and political subdivisions — tax-exempt	7,732	170	54	116
Corporate securities	7,065	588	64	524
Other debt securities	3,520	405	23	382
Redeemable preferred stock	112	7	1	6
Options embedded in convertible debt securities	193	—	—	—

Total fixed maturity securities	27,434	1,490	177	1,313

Equity securities:
Common stock	238	207	5	202
Non-redeemable preferred stock	122	15	2	13

Total equity securities	360	222	7	215

Total fixed maturity and equity securities	$27,794	$1,712	$184	$1,528

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross	Net
	Amortized	Unrealized	Unrealized	Unrealized
December 31, 2002	Cost	Gains	Losses	Gain/(Loss)

(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,266	$114	$4	$110
Asset-backed securities	7,888	336	16	320
States, municipalities and political subdivisions — tax-exempt	4,966	151	43	108
Corporate securities	7,439	487	335	152
Other debt securities	3,780	284	237	47
Redeemable preferred stock	64	5	—	5
Options embedded in convertible debt securities	130	—	—	—

Total fixed maturity securities	25,533	1,377	635	742

Equity securities:
Common stock	310	166	15	151
Non-redeemable preferred stock	209	3	7	(4)

Total equity securities	519	169	22	147

Total fixed maturity and equity securities	$26,052	$1,546	$657	$889

The Company’s investment policies for the general account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

At September 30, 2003, the carrying value of the general account fixed maturities was $28,747 million, representing 76% of the total investment portfolio. The net unrealized gain related to this fixed maturity portfolio was $1,313 million, comprised of $1,490 million in gross unrealized gains and $177 million in gross unrealized losses. Corporate bonds represented 36%, municipal securities represented 31%, other debt securities, which include public utility and foreign government bonds, represented 13%, and all other fixed maturity securities represented 20% of the gross unrealized losses. Within corporate bonds, the largest industry sectors were consumer cyclical/non-cyclical and financial, which represented 51% and 21% of the gross unrealized losses. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.

If the deterioration for these holdings continues in future periods and the Company continues to hold these securities, the Company is likely to have additional impairments in the future.

The following table provides the composition of fixed maturity securities with an unrealized loss at September 30, 2003 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.

Contractual Maturity

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	1%	1%
Due after one year through five years	9	15
Due after five years through ten years	17	17
Due after ten years	49	51
Asset-backed securities	24	16

Total	100%	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following tables summarize, for fixed maturity and equity securities in an unrealized loss position at September 30, 2003 and December 31, 2002, the aggregate fair value and gross unrealized loss by length of time, those securities have been continuously in an unrealized loss position.

Gross Unrealized Loss Aging

	September 30, 2003		December 31, 2002

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

(In millions)
Fixed maturity securities:
Investment grade:
0-6 months	$4,863	$103	$2,632	$100
7-12 months	51	4	361	30
13-24 months	153	10	163	21
Greater than 24 months	45	5	172	20

Total investment grade	5,112	122	3,328	171

Non-investment grade:
0-6 months	596	19	892	119
7-12 months	56	4	473	115
13-24 months	211	18	458	157
Greater than 24 months	115	14	169	73

Total non-investment grade	978	55	1,992	464

Total fixed maturity securities	6,090	177	5,320	635

Equity securities:
0-6 months	40	3	119	13
7-12 months	7	2	79	9
13-24 months	11	2	4	—
Greater than 24 months	7	—	4	—

Total equity securities	65	7	206	22

Total fixed maturity and equity securities	$6,155	$184	$5,526	$657

The Company’s non-investment grade fixed maturity securities held as of September 30, 2003 that were in a gross unrealized loss position had a fair value of $978 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. The Company’s Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of September 30, 2003 and December 31, 2002.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Gross Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
September 30, 2003	Fair Value	90-99%	80-89%	70-79%	<70%	Loss

(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$596	$15	$3	$1	$0	$19
7-12 months	56	1	3	0	0	4
13-24 months	211	6	12	0	0	18
Greater than 24 months	115	1	1	7	5	14

Total non-investment grade	$978	$23	$19	$8	$5	$55

Gross Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
December 31, 2002	Fair Value	90-99%	80-89%	70-79%	<70%	Loss

(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$892	$30	$28	$28	$33	$119
7-12 months	473	9	12	24	70	115
13-24 months	458	5	12	50	90	157
Greater than 24 months	169	2	6	15	50	73

Total non-investment grade	$1,992	$46	$58	$117	$243	$464

The non-investment grade securities that were in an unrealized loss severity of less than 70% for greater than 24 months as of September 30, 2003 consisted of a consumer products retail sector security which represented approximately 3% of the gross unrealized loss for the total fixed maturity portfolio.

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at September 30, 2003. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, the Company’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, the Company had the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the market value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. The Company maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

The Company’s equity securities held as of September 30, 2003 that were in a gross unrealized loss position had a fair value of $65 million. The Company’s Impairment Committee, under the same process

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, the Company expects to recover the book value of its investment through a recovery in the market value of the security.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 89% of which were rated as investment grade at September 30, 2003 and December 31, 2002. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

General Account Bond Ratings

	September 30,		December 31,
	2003	%	2002	%

(In millions)
U.S. Government and affiliated agency securities	$2,674	9%	$1,908	7%
Other AAA rated	12,047	42	10,856	41
AA and A rated	5,880	21	5,730	22
BBB rated	4,921	17	4,930	19
Below investment-grade	3,107	11	2,782	11

Total	$28,629	100%	$26,206	100%

At September 30, 2003 and December 31, 2002, approximately 96% and 97% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or Company management.

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

The carrying value of non-traded securities at September 30, 2003 was $262 million which represents 0.7% of the Company’s total investment portfolio. These securities were in a net unrealized gain position of $51 million at September 30, 2003. Of the non-traded securities, 44% are priced by unrelated third party sources.

The carrying value of non-traded securities at December 31, 2002 was $237 million which represents 0.7% of the Company’s total investment portfolio. These securities were in a net unrealized loss position of $0.4 million at December 31, 2002. Of the non-traded securities, 78% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at September 30, 2003 are $7,469 million of asset-backed securities, at fair value, consisting of approximately 52% in collateralized mortgage obligations (CMOs), 11% in corporate asset-backed obligations, 14% in U.S. Government agency issued pass-through certificates and 23% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The carrying value of the components of the general account short-term investment portfolio is presented in the following table.

Short-term Investments

	September 30,	December 31,
	2003	2002

(In millions)
Commercial paper	$3,299	$1,141
U.S. Treasury securities	969	2,756
Money market funds	1,400	2,161
Other	1,376	950

Total short-term investments	$7,044	$7,008

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

For the nine months ended September 30, 2003, net cash provided by operating activities was $1,482 million as compared with $806 million for the same period in 2002. The increase in cash provided by operating activities related primarily to a decrease in paid claims and increased net premium collections in 2003 as compared with 2002.

Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the nine months ended September 30, 2003, net cash used by investing activities was $1,270 million as compared with net cash used by investing activities of $635 million for the same period in 2002. Cash flows used for investing related principally to purchases of fixed maturity securities.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

For the nine months ended September 30, 2003, net cash used by financing activities was $160 million as compared with $54 million for the same period in 2002. Cash flows used by financing activities were related principally to repayment of debt.

The Company is closely monitoring the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

corresponding reinsurance recoverables. As of October 3, 2003, the Company has paid $546 million in claims and recovered $364 million from reinsurers.

CNA’s initial estimated gross pretax losses for the WTC event were $1,648 million pretax ($1,071 million after-tax) and net pretax losses before the effect of corporate aggregate reinsurance treaties were $727 million. Approximately 1%, 60% and 33% of the remaining reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A.

The Company has an existing shelf registration statement under which it may issue an aggregate of $549 million of debt or equity securities, declared effective by the SEC.

The Company’s 2002 Form 10-K provides a detailed discussion of the Company’s debt.

During the first quarter of 2003, The Continental Corporation (Continental), a wholly owned subsidiary, repaid its $128 million, 7.250% Senior Note, due March 1, 2003.

The Company pays a facility fee to the lenders for having funds available for loans under the credit facility maturing April 30, 2004. The fee varies based on the long term debt ratings of the Company. At September 30, 2003 and December 31, 2002, the facility fee was 17.5 basis points.

The Company pays interest on any outstanding debt/borrowings under the facility based on a rate determined using the long term debt ratings of the Company. The interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 57.5 basis points. Further, if the Company has outstanding loans greater than 50% of the amounts available under the facility, the Company will also pay a utilization fee of 12.5 basis points on such loans. At September 30, 2003 and December 31, 2002, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.1% and 2.3%.

On November 12, 2003 Moody’s downgraded the CNAF senior debt rating to Baa3, increasing the facility fee from 17.5 basis points to 25.0 basis points. The applicable interest rate increased from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee remained unchanged on the facility at 12.5 basis points.

CNA Surety Corporation (CNA Surety), a 64% owned and consolidated subsidiary of CNA, pays interest on any outstanding borrowings under its credit agreement based on an applicable margin determined by the amount of leverage of the company. The current interest rate on any borrowings under the facility is LIBOR plus applicable margin. The margin on the term loan was 62.5 basis points. The margin on the revolving loan was 90.0 basis points. In addition, CNA Surety pays a facility fee that is currently 35.0 basis points. If the utilization of the credit facility is greater than 50% of the amount available under the facility, an additional fee of 5.0 basis points will be incurred. At September 30, 2003, the aggregate commitment of the term loan component of the credit agreement was reduced by $5 million to an aggregate commitment of $20 million. Effective January 30, 2003, CNA Surety entered into an interest rate swap on the term loan portion of its credit agreement, which uses the 3-month LIBOR to determine the swap increment. As a result, the term loan effective interest rate on September 30, 2003 was 2.83%. At September 30, 2003, the weighted-average interest rate on the $50 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.7%. At December 31, 2002, the weighted-average interest rate on the $60 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.0%. At September 30, 2003 and December

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

31, 2002, CNA Surety was in compliance with all restrictive debt covenants, except for the fixed charge coverage ratio for the period ended September 30, 2003. The lenders have waived compliance with this covenant with respect to the period ending September 30, 2003 and have amended the 2002 Credit Facility to replace the fixed charge coverage ratio for the next three quarters with a minimum earnings before interest, income taxes, depreciation and amortization requirement.

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

A summary of the Company’s commitments as of September 30, 2003 is presented in the following table.

Commitments

					2007 and
September 30, 2003	2003	2004	2005	2006	Beyond	Total

(In millions)
Debt (a)	$249	$260	$533	$250	$835	$2,127
Capital leases	1	3	3	3	24	34
Lease obligations	23	69	59	49	144	344
Guaranteed payment contracts	4	13	5	—	—	22

Total	$277	$345	$600	$302	$1,003	$2,527

(a)	Does not include original issue discount of $8 million.

Regulatory Matters

The Company has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. Once completed, the plan will consolidate the Company’s U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. Under the plan, the Company will implement in the fourth quarter a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of CIC and its 14 affiliated insurance companies (CIC Group) to CCC. The ownership of the CIC Group will be moved under CCC in the fourth quarter in order to properly align the insurance risks with the supporting capital. Additionally, the Company will continue its efforts to reduce both the number of U.S. property and casualty insurance entities it maintains and the number of states in which such entities are domiciled. In order to facilitate the execution of this plan, the Company, CCC and CIC have agreed to participate in a working group consisting of domestic and other key states of the National Association of Insurance Commissioners.

In connection with the approval process for aspects of the reorganization plan, the Company has agreed to undergo a state regulatory financial examination of CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. CCC is also scheduled to undergo its routine state regulatory financial examination as of December 31, 2003.

The Company has also agreed that any proceeds from the sale of any member of the CIC pool, net of transaction expenses, will be retained in CIC or one of its subsidiaries until the dividend stipulation discussed below expires.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2003, CCC’s earned surplus is in a positive earned surplus position, thereby enabling CCC to pay approximately $72 million of dividend payments during the remainder of 2003 that would not be subject to the Department’s prior approval. The Company’s scheduled debt service payments for the fourth quarter of 2003 are expected to be paid with the Company’s available cash. However, as a result of the fourth quarter 2003 implementation of the 100% quota share reinsurance agreement, which is effective January 1,2003, whereby CCC will assume 100% of the CIC Group’s net insurance risks, including its 2003 underwriting activity, the Company expects that CCC will be in a negative earned surplus position as of December 31, 2003. The Company expects CCC to receive prior approval for dividends to fund the Company’s debt service and principal repayment in 2004.

As a result of the ownership change of the CIC Group under CCC in the fourth quarter, no dividends will be paid to CNAF from the CIC Group companies. In addition, by agreement with the New Hampshire Insurance Department, the CIC Group will not pay dividends to CCC until after January 1, 2006.

Loews

Loews owned approximately 90% of the outstanding common stock of CNAF as of September 30, 2003. Loews has been a major source of capital for the Company to meet its liquidity and capital resource needs.

The Company’s capital plan includes substantial support from Loews. See the Third Quarter 2003 Net Prior Year Development, Results of Operations and Capital Plan section of this MD&A for additional detail. The preferred stock will automatically convert into a number of shares of CNAF common stock determined by dividing $750 million by the weighted average of the daily trading prices of CNAF’s common stock as reported by Bloomberg Financial, L.P., for the five trading days from and including November 17, 2003 through November 21, 2003. Conversion will take place upon CNAF’s compliance with, or receipt of a waiver of, the shareholder approval requirements of the New York Stock Exchange, Inc. which would be triggered by the issuance of this additional common stock.

Surplus notes issued under the capital plan, if any, will have a 20-year term, bear interest at LIBOR plus 350 basis points, reset annually, and be mandatorily prepayable in the event of certain additions to CCC’s statutory surplus from business or asset sales after the issuance of the notes.

Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. All payments of interest and principal on these notes are subject to the prior approval of the Illinois Insurance Department. Surplus notes are included as surplus for statutory accounting purposes, but are classified as debt instruments under GAAP, as reflected in the Condensed Consolidated Balance Sheet.

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

The Preferred Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. It will be adjusted quarterly to a rate equal to 400 basis points above the ten-year U.S. Treasury rate

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

beginning with the quarterly dividend after the first triggering event to occur of either (1) an increase by two intermediate ratings levels of the financial strength rating of CCC from its December 19, 2002 rating by any of A.M. Best, S&P or Moody’s or (2) one year following an increase by one intermediate ratings level of the financial strength rating of CCC by any one of those rating agencies. Accrued but unpaid cumulative dividends cannot be paid on the Preferred Issue unless and until one of the two triggering events described above has occurred. Beginning with the quarter following an increase of one intermediate ratings level in CCC’s financial strength rating, however, current (but not accrued cumulative) quarterly dividends can be paid. For the three months ended September 30, 2003, the Company has $15 million of undeclared but accumulated dividends. As of September 30, 2003, the cumulative undeclared dividend was $47 million.

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

The actions that can be taken by rating agencies are changes in ratings or modifiers. “On Review,” “Credit Watch” and “Rating Watch” are modifiers used by the ratings agencies to alert those parties relying on the Company’s ratings of the possibility of a rating change in the near term. Modifiers are utilized when the agencies are uncertain as to the impact of a Company action or initiative, which could prove to be material to the current rating level. Modifiers are generally used to indicate a possible change in rating within 90 days.

On November 12, 2003, in response to CNA’s earnings and capital restoration plan announcement the rating agencies took various rating actions on CNA. A.M. Best affirmed the existing CNA insurance financial strength and debt ratings with a negative outlook. S&P retained the current rating levels and the existing Credit Watch with negative implications status across all insurance financial strength and debt ratings. Moody’s affirmed CNA’s Property and Casualty insurance financial strength ratings and lowered CAC /VFL insurance financial strength ratings to Baa1. Moody’s has also affirmed Continental’s debt ratings but has lowered CNAF’s debt rating to Baa3. All of the Moody’s ratings have a negative outlook. Fitch has affirmed CNA’s existing insurance financial strength and senior debt ratings and placed the Property and Casualty companies and debt ratings on negative outlook. Fitch has also retained the Rating Watch Negative status on the Life and Group companies.

The Institutional Markets business unit of group operations which provides investment products to pension plan sponsors and other institutional customers, is most significantly impacted by the Moody’s downgrade of CAC/VFL, however, the Company does not expect the downgrade to have a significant impact on its results of operations or liquidity.

The table below reflects the various group ratings issued by A.M. Best, S&P, Moody’s and Fitch as of November 12, 2003 for the Property and Casualty and Life and Group companies. The table also includes the ratings for CNAF’s senior debt and Continental senior debt.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

	Insurance Financial Strength Ratings				Debt Ratings

	Property & Casualty		Life & Group		CNAF	Continental

	CCC	CIC			Senior	Senior
	Group	Group	CAC/VFL	CNAGLA	Debt	Debt

A.M. Best	A	A	A	A	bbb	bbb-
Fitch	A-	A-	A+	A	BBB-	BBB-
Moody’s	A3	A3	Baa1*	NR	Baa3	Baa3
S&P	A-	A-	A	NR	BBB-	BBB-

NR = Not Rated

All modifiers for the insurance financial strength and debt ratings as evaluated by S&P are Credit Watch with negative implications.

*	Continental Assurance Corporation (CAC) and Valley Forge Life Insurance Company (VFL) are rated separately by Moody’s and both have a Baa1 rating.

If CNA’s insurance financial strength ratings were downgraded, CNA’s business and results of operations could be materially adversely affected. The severity of the impact on CNA’s business is dependant on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrading would be the inability to obtain business from certain major insurance brokers, the inability to sell the Company’s insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.

The Company has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if the Company’s ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below the Company’s November 12, 2003 ratings.

FORWARD-LOOKING STATEMENTS

This quarterly report includes a number of statements which relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this quarterly report include expected developments in the Company’s insurance business, including losses and loss reserves for asbestos, environmental pollution and mass tort claims; which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of the insurance reserve reviews being conducted by the Company and an independent actuarial firm; the ongoing state regulatory examinations of the Company’s primary insurance company subsidiaries, and the Company’s responses to the results of those reviews and examinations; the Company’s expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company’s expense reduction and restructuring activities; and the Company’s proposed actions in response to trends in its business.

Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on surety bond claims, as well as on capital markets, and on the markets for directors and officers and errors and omissions coverages;

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	regulatory limitations, impositions and restrictions upon the Company, including the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s books of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement practices;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratio through more efficacious claims handling techniques;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in the Company’s composition of operating segments;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence of applicable terrorism legislation on coverages;

•	the occurrence of epidemics;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, and exposure to liabilities for environmental pollution and mass tort claims;

•	whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established or approved through federal legislation, or, if established and approved, whether it will contain funding requirements in excess of the Company’s established loss reserves or carried loss reserves;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the risks and uncertainties associated with the Company’s loss reserves as outlined in the Reserves — Estimates and Uncertainties section of this MD&A.

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

•	the possibility of further changes in the Company’s ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.

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

The sensitivity analysis estimates the decline in the market value of the Company’s interest sensitive assets and liabilities that were held on September 30, 2003 and December 31, 2002 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at September 30, 2003 and December 31, 2002, with all other variables held constant.

Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at September 30, 2003 and December 31, 2002, with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At September 30, 2003, a 10% and 25% decrease in the Index would result in a $228 million and $570 million decrease compared to $234 million and $585 million decrease at December 31, 2002, in the market value of the Company’s equity investments.

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
Continued

Of these amounts, under the 10% and 25% scenarios, $141 million and $354 million at September 30, 2003 and $113 million and $284 million at December 31, 2002 pertained to decreases in the market value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the market value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

The following tables present the estimated effects on the market value of the Company’s financial instruments at September 30, 2003 and December 31, 2002, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

Market Risk Scenario 1

		Increase (Decrease)

	Market	Interest	Currency	Equity
September 30, 2003	Value	Rate Risk	Risk	Risk

(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$28,747	$(1,920)	$(65)	$(15)
Equity securities	575	—	(27)	(58)
Short-term investments	7,044	(6)	(17)	—
Limited partnerships	1,213	5	—	(14)
Other invested assets	235	—	—	—
Interest rate caps	—	—	—	—
Interest rate swaps	(8)	6	—	—
Other derivative securities	(4)	(83)	3	—

Total general account	37,802	(1,998)	(106)	(87)

Separate accounts:
Fixed maturity securities	1,808	(114)	—	—
Equity securities	104	—	—	(10)
Short-term investments	161	—	—	—
Other invested assets	392	—	—	(39)

Total separate accounts	2,465	(114)	—	(49)

Total securities held for other than trading purposes	40,267	(2,112)	(106)	(136)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	311	(4)	—	(1)
Equity securities	—	—	—	—
Short-term investments	272	—	—	—
Limited partnerships	385	1	—	(2)
Equity indexed futures	—	2	—	(89)

Total securities held for trading purposes	968	(1)	—	(92)

Total securities	$41,235	$(2,113)	$(106)	$(228)

Debt (carrying value)	$2,153	$(75)	$—	$—

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
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

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
Continued

The following tables present the estimated effects on the market value of the Company’s financial instruments at September 30, 2003 and December 31, 2002, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.

Market Risk Scenario 2

		Increase (Decrease)

	Market	Interest	Currency	Equity
September 30, 2003	Value	Rate Risk	Risk	Risk

(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$28,747	$(2,747)	$(129)	$(36)
Equity securities	575	—	(54)	(144)
Short-term investments	7,044	(10)	(35)	—
Limited partnerships	1,213	7	—	(36)
Other invested assets	235	—	—	—
Interest rate caps	—	1	—	—
Interest rate swaps	(8)	8	—	—
Other derivative securities	(4)	(123)	7	—

Total general account	37,802	(2,864)	(211)	(216)

Separate accounts:
Fixed maturity securities	1,808	(167)	—	—
Equity securities	104	—	—	(26)
Short-term investments	161	—	—	—
Other invested assets	392	—	—	(98)
Other derivative securities	—	—	—	1

Total separate accounts	2,465	(167)	—	(123)

Total securities held for other than trading purposes	40,267	(3,031)	(211)	(339)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	311	(7)	—	(2)
Equity securities	—	—	—	—
Short-term investments	272	—	—	—
Limited partnerships	385	2	—	(7)
Equity indexed futures	—	3	—	(222)

Total securities held for trading purposes	968	(2)	—	(231)

Total securities	$41,235	$(3,033)	$(211)	$(570)

Debt (carrying value)	$2,153	$(108)	$—	$—

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
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

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information on CNA’s legal proceedings is set forth in Notes F and G of the Condensed Consolidated Financial Statements included under Part I, Item 1.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	*
Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2	*

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

(b)	Reports on Form 8-K

On August 7, 2003, CNA Financial Corporation issued a press release announcing its second quarter 2003 operating results and financial supplement.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: November 14, 2003	By	/s/ Robert V. Deutsch Robert V. Deutsch Executive Vice President and Chief Financial Officer (Principal Accounting Officer)