Form 10-K
period 2003-12-31
CNA FINANCIAL CORP
filed 2004-02-27
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

     Yes ✓        No....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [✓ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     Yes ✓        No....

As of February 23, 2004, 223,617,337 shares of common stock were outstanding. The aggregate market value of the common stock of CNA Financial Corporation held by non–affiliates of the registrant as of June 30, 2003 was approximately $548 million based on the closing price of $24.60 per share of the common stock on the New York Stock Exchange on June 30, 2003.

DOCUMENTS INCORPORATED
BY REFERENCE:

Portions of the CNA Financial Corporation Proxy Statement prepared for the 2004 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

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

Insurance products include property and casualty coverages; life, accident and health insurance; and retirement products and annuities. CNA services include risk management, information services, and claims administration. CNA products and services are marketed through independent agents, brokers, managing general agents and direct sales.

During 2003, CNA completed a strategic review of its operations and decided to concentrate efforts on its property and casualty business. As a result of this review, and the 2003 charges of $1,849 million after-tax ($2,845 million pretax) related to unfavorable net prior year development and a $396 million after-tax ($610 million pretax) increase in the provision for reinsurance and insurance receivables, a capital plan was developed to replenish statutory capital of the property and casualty subsidiaries adversely impacted by these charges. A summary of the capital plan, related actions, and other significant 2003 business decisions is discussed below:

The capital plan consists of the sale in November of 2003 of $750 million of a new series of CNA convertible preferred stock to Loews Corporation (Loews), the 90% owner of CNA’s outstanding shares, and a commitment from Loews for additional capital support of up to $500 million by February 27, 2004 through the purchase of surplus notes of CCC, CNA’s principal insurance subsidiary, in the event certain additions to CCC’s statutory capital were not achieved through asset sales. In addition, Loews committed up to an additional $150 million by March 31, 2004, in a form to be determined, to support the statutory capital of CCC in the event of additional shortfalls in relation to business and asset sales.

On December 31, 2003, CNA completed the sale of the majority of its Group Benefits business to Hartford Financial Services Group, Inc. (Hartford). The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. Consideration from the sale was approximately $530 million, of which $485 million was received on December 31, 2003, resulting in an after-tax realized investment loss on the sale of $130 million during 2003. See Note P of the Consolidated Financial Statements included under Item 8 for further information.

In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re Life & Health America Inc. (Swiss Re) for approximately $690 million. The business sold includes term, universal and permanent life insurance policies and individual annuity products. The transaction is expected to be completed on or before March 31, 2004, subject to certain customary closing conditions and regulatory approvals. See Note T of the Consolidated Financial Statements included under Item 8 for further information.

After consideration of the increase in CCC’s statutory surplus resulting from the sale of the Group Benefits business, Loews purchased $46 million of CCC surplus notes in February of 2004, pursuant to the capital plan. In addition, the sale of CNA’s individual life business is expected to result in an addition to CCC’s statutory surplus in excess of $400 million. However, the sale of the individual life business was not consummated by February 26, 2004. As a result, Loews purchased $300 million of additional CCC surplus notes in February of 2004. Following the consummation of the individual life sale, CNA plans to seek approval from the insurance regulatory authority for the repayment of the surplus notes purchased in relation to such sale, although no assurance can be given that sale of the individual life business will be consummated or that the regulatory approval will be obtained.

In addition to the asset sales described above, and as part of the decision to focus on its property and casualty business, CNA withdrew from the assumed reinsurance business during 2003. In October of 2003, the Company entered into an agreement to sell the renewal rights for most of the treaty business of CNA Re to Folksamerica Reinsurance Company (Folksamerica). Under the terms of the transaction, Folksamerica will compensate CNA based upon the amount of premiums renewed by Folksamerica over the next two contract renewals. CNA will manage the run-off of its retained liabilities.

The Group Operations business, individual life and annuity insurance business and CNA Re absorbed approximately $150 million of the total shared corporate overhead expenses that are allocated to all of CNA’s businesses. The Company expects that the 2004 consolidated net results will include an approximate $50 million after-tax loss for these three businesses, primarily due to these corporate overhead expenses. The 2003 expense initiative, discussed below did not contemplate the sale or exit of these businesses, and therefore the savings from this initiative will be partially offset by these expenses. The Company is evaluating its corporate expense structure and anticipates taking actions in 2004 that will reduce these expenses.

The primary components of the expense initiative are a reduction of the workforce by approximately five percent, lower commissions and other acquisition costs, principally related to workers compensation, and reduced spending in other areas. As of December 31, 2003, the Company has achieved the targeted workforce reduction and approximately $28 million of associated severance and related costs have been recorded in 2003. Actions related to the commission and other acquisition expenses began in 2003 and will continue through 2004.

During February of 2004, CNA announced the decision to cease sales to new customers in its structured settlement and institutional markets businesses. Also, during 2003, CNA ceased sales to new customers in the individual and group long term care businesses. CNA will continue to accept new deposits and premiums only from existing customers for the institutional markets business and will service its existing commitments on all businesses in which new sales were ceased. These businesses will be managed as a run-off operation. CCC will provide credit enhancement to Continental Assurance (CAC) for certain of CAC’s investment and specialty medical products.

Competition

The property and casualty and life and health insurance industries are highly competitive both as to rate and service. CNA’s consolidated property and casualty subsidiaries compete not only with other stock insurance companies, but also with mutual insurance companies, reinsurance companies and other entities for both producers and customers. CNA must continuously allocate resources to refine and improve its insurance products and services.

Rates among insurers vary according to the types of insurers and methods of operation. CNA competes for business not only on the basis of rate, but also on the basis of availability of coverage desired by customers, ratings and quality of service, including claim adjustment services.

There are approximately 2,400 individual companies that sell property and casualty insurance and approximately 1,000 individual companies selling life and health insurance in the United States. CNA’s consolidated property and casualty subsidiaries ranked as the eleventh largest property and casualty insurance organization in the United States based upon 2002 statutory net written premiums.

The commercial property and casualty markets continue to realize significant rate increases, indicative of a hard market, while simultaneously using more strict underwriting criteria and requiring higher retention amounts for policyholders to further mitigate risk. The markets focus on underwriting profitability and the heightened perception of risk indicate the hard market will likely continue at a reduced level into 2004.

Regulation

The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports and regulating solvency and the type and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer or payment.

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

Although the Federal Government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry in a variety of ways. These initiatives and legislation include tort reform proposals; class action reform proposals; proposals to establish a privately financed trust to process asbestos bodily injury claims; proposals to overhaul the Superfund hazardous waste removal and liability statutes and various tax proposals affecting insurance companies. In 1999, Congress passed the Financial Services Modernization or “Gramm-Leach-Bliley” Act (GLB Act), which repealed portions of the Glass-Steagall Act and enabled closer relationships between banks and insurers. Although “functional regulation” was preserved by the GLB Act for state oversight of insurance, additional financial services modernization legislation could include provisions for an alternate federal system of regulation for insurance companies.

CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners (NAIC) to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the risk-based capital requirements specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital requirements, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which determines a specified level of regulatory attention applicable to a company. As of December 31, 2003 and 2002, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. CNA has operations in the United Kingdom, Canada, and other countries. Information related to regulation is set forth in the Management’s Discussion and Analysis (MD&A) included under Item 7.

Terrorism Insurance

Information related to terrorism insurance is set forth in the MD&A included under Item 7.

Reinsurance

Information on CNA’s reinsurance activities is set forth in the MD&A included under Item 7 and in Note H of the Consolidated Financial Statements included under Item 8.

Employee Relations

As of December 31, 2003, CNA had approximately 12,100 full-time equivalent (FTE) employees and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes.

In the second quarter of 2003, the Company announced a $200 million expense reduction initiative. One of the primary components of the initiative was a reduction of the workforce by approximately five percent. As of December 31, 2003, the Company has achieved the targeted workforce reduction.

During 2001, CNA announced two restructuring plans, which included FTE reductions of approximately 1,650 positions. See the MD&A included under Item 7 and Note O of the Consolidated Financial Statements included under Item 8 for further discussion regarding the expense reduction initiatives and the restructuring plans.

CNA has comprehensive benefit plans for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs and group healthcare programs. See Note J of the Consolidated Financial Statements included under Item 8 for further discussion of CNA’s benefit plans.

Business Segments

In 2003, CNA conducted its operations through five operating segments: Standard Lines, Specialty Lines, CNA Re, Group Operations and Life Operations. These segments are managed separately because of differences in their product lines and markets. In addition to these five operating segments, certain other activities are managed and reported in the Corporate and Other segment. Discussions of each segment including the products offered, the customers served and the distribution channels used are set forth in the MD&A included under Item 7 and in Note N of the Consolidated Financial Statements included under Item 8.

Supplementary Insurance Data

The following table sets forth supplementary insurance data:

Supplementary Insurance Data

Years ended December 31	2003	2002	2001
(In millions, except ratio information)
Trade Ratios – GAAP basis (a)
Loss and loss adjustment expense ratio	107.1%	79.4%	125.2%
Expense ratio	42.2	29.3	36.7
Dividend ratio	1.4	0.9	1.5

Combined ratio	150.7%	109.6%	163.4%

Trade Ratios – Statutory basis (a)
Loss and loss adjustment expense ratio	112.7%	79.2%	126.2%
Expense ratio	32.8	30.1	32.3
Dividend ratio	1.1	1.0	1.7

Combined Ratio	146.6%	110.3%	160.2%

Individual Life and Group Life Insurance Inforce
Individual life (b)	$330,805	$345,272	$426,822
Group life	58,163	92,479	70,910

Total	$388,968	$437,751	$497,732

Other Data – Statutory basis (c)
Property and casualty companies’ capital and surplus (d)	$6,170	$6,836	$6,241
Life and group companies’ capital and surplus	707	1,645	1,752
Property and casualty companies’ written premiums to surplus ratio	1.1%	1.3%	1.3%
Life companies’ capital and surplus-percent to total liabilities	13.0%	21.0%	25.3%
Participating policyholders-percent of gross life insurance inforce	0.5%	0.4%	0.4%

(a)	Trade ratios reflect the results of CNA’s property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss and loss adjustment expense ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The primary difference in this ratio between accounting principles generally accepted in the United States of America (GAAP) and statutory accounting practices (SAP) is related to the treatment of active life reserves (ALR) related to long term care insurance products written in property and casualty insurance subsidiaries. For GAAP, ALR is classified as claim and claim adjustment expense reserves whereas for SAP, ALR is classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting and acquisition expenses (including the amortization of deferred acquisition expenses) to net earned premiums. The expense ratio, using amounts determined in accordance with SAP, is the percentage of acquisition and underwriting expenses (with no deferral of acquisition expenses) to net written premiums. The dividend ratio, using amounts determined in accordance with GAAP, is the ratio of dividends incurred to net earned premiums. The dividend ratio, using amounts determined in accordance with SAP, is the ratio of dividends paid to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.

(b)	Lapse ratios for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance inforce, were 11.9%, 34.7%, and 8.7% in 2003, 2002 and 2001. (The 2002 lapse ratio includes the novation of CNA’s individual life reinsurance business. Excluding the novation, the 2002 lapse ratio was 7.6%.

(c)	Other data is determined in accordance with SAP. Life and group statutory capital and surplus as a percent of total liabilities is determined after excluding separate account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

(d)	Surplus includes the property and casualty companies’ equity ownership of the life insurance subsidiaries in 2003, and the ownership of life and group insurance subsidiaries in 2002 and 2001. See Note P of the Consolidated Financial Statements included under Item 8 for further details.

The following table displays the distribution of gross written premiums for CNA’s operations by geographic concentration:

Gross Written Premiums

	Percent of Total

Years ended December 31	2003	2002	2001

Illinois	9.3%	9.1%	8.3%
California	8.5	7.7	6.8
New York	7.3	7.2	7.9
Florida	7.6	6.7	6.2
Texas	5.7	6.2	5.8
New Jersey	4.5	4.6	4.4
Pennsylvania	4.2	4.5	4.3
Massachusetts	3.1	2.8	2.6
All other states, countries or political subdivisions (a)	49.8	51.2	53.7

Total	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of gross written premiums.

Approximately 3.2%, 3.5% and 4.8% of CNA’s gross written premiums were derived from outside of the United States for the years ended December 31, 2003, 2002 and 2001. Gross written premiums from the United Kingdom were approximately 1.8%, 1.7%, and 3.3% of CNA’s premiums for the years ended December 31, 2003, 2002 and 2001. Premiums from any individual foreign country excluding the United Kingdom were not significant.

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

Schedule of Loss Reserve Development

Calendar Year Ended	1993 (a)	1994 (a)	1995 (b)	1996	1997	1998	1999 (c)	2000	2001 (d)	2002 (e)	2003 (f)
(In millions)
Originally reported gross reserves for unpaid claim and claim adjustment expenses	$20,812	$21,639	$31,044	$29,357	$28,533	$28,317	$26,631	$26,408	$29,551	$25,648	$31,282
Originally reported ceded recoverable	2,491	2,705	6,089	5,660	5,326	5,424	6,273	7,568	11,798	10,583	13,997

Originally reported net reserves for unpaid claim and claim adjustment expenses	$18,321	$18,934	$24,955	$23,697	$23,207	$22,893	$20,358	$18,840	$17,753	$15,065	$17,285

Cumulative net paid as of:
One year later	$3,629	$3,656	$6,510	$5,851	$5,954	$7,321	$6,546	$7,686	$5,981	$5,373	$–
Two years later	6,143	7,087	10,485	9,796	11,394	12,241	11,935	11,988	10,355	–	–
Three years later	8,764	9,195	13,363	13,602	14,423	16,020	15,247	15,291	–	–	–
Four years later	10,318	10,624	16,271	15,793	17,042	18,271	18,136	–	–	–	–
Five years later	11,378	12,577	17,947	17,736	18,568	20,779	–	–	–	–	–
Six years later	13,100	13,472	19,465	18,878	20,573	–	–	–	–	–	–
Seven years later	13,848	14,394	20,410	20,828	–	–	–	–	–	–	–
Eight years later	14,615	15,024	22,237	–	–	–	–	–	–	–	–
Nine years later	15,161	15,602	–	–	–	–	–	–	–	–	–
Ten years later	15,675	–	–	–	–	–	–	–	–	–	–
Net reserves re-estimated as of:
End of initial year	$18,321	$18,934	$24,955	$23,697	$23,207	$22,893	$20,358	$18,840	$17,753	$15,065	$17,285
One year later	18,250	18,922	24,864	23,441	23,470	23,920	20,785	21,306	17,805	17,496	–
Two years later	18,125	18,500	24,294	23,102	23,717	23,774	22,903	21,377	20,368	–	–
Three years later	17,868	18,088	23,814	23,270	23,414	25,724	22,780	23,890	–	–	–
Four years later	17,511	17,354	24,092	22,977	24,751	25,407	25,293	–	–	–	–
Five years later	17,082	17,506	23,854	24,105	24,330	27,456	–	–	–	–	–
Six years later	17,176	17,248	24,883	23,736	26,037	–	–	–	–	–	–
Seven years later	17,017	17,751	24,631	25,250	–	–	–	–	–	–	–
Eight years later	17,500	17,650	26,023	–	–	–	–	–	–	–	–
Nine years later	17,443	18,193	–	–	–	–	–	–	–	–	–
Ten years later	17,926	–	–	–	–	–	–	–	–	–	–

Total net (deficiency) redundancy	$395	$741	$(1,068)	$(1,553)	$(2,830)	$(4,563)	$(4,935)	$(5,050)	$(2,615)	$(2,431)	$–

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$17,926	$18,193	$26,023	$25,250	$26,037	$27,456	$25,293	$23,890	$20,368	$17,496	$–
Re-estimated ceded recoverable	2,725	3,030	8,367	7,526	6,828	7,163	9,411	10,406	16,037	15,093	–

Total gross re-estimated reserves	$20,651	$21,223	$34,390	$32,776	$32,865	$34,619	$34,704	$34,296	$36,405	$32,589	$–

Net (deficiency) redundancy related to:
Asbestos claims	$(2,106)	$(2,073)	$(2,301)	$(2,402)	$(2,300)	$(2,056)	$(1,480)	$(1,414)	$(642)	$(642)	$–
Environmental and mass tort claims	(909)	(743)	(785)	(729)	(751)	(530)	(629)	(617)	(153)	(153)	–

Total asbestos and environmental	(3,015)	(2,816)	(3,086)	(3,131)	(3,051)	(2,586)	(2,109)	(2,031)	(795)	(795)	–
Other claims	3,410	3,557	2,018	1,578	221	(1,977)	(2,826)	(3,019)	(1,820)	(1,636)	–

Total net (deficiency) redundancy	$395	$741	$(1,068)	$(1,553)	$(2,830)	$(4,563)	$(4,935)	$(5,050)	$(2,615)	$(2,431)	$–

(a)	Reflects reserves of CNA’s property and casualty insurance subsidiaries, excluding CIC reserves, which were acquired on May 10, 1995 (the Acquisition Date). Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include CIC.

(b)	Includes CIC gross reserves of $9,713 million and net reserves of $6,063 million acquired on the Acquisition Date and subsequent development thereon.

(c)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 million as of December 31, 1999.

(d)	Effective January 1, 2001, CNA established a new life insurance company, CNAGLA. Further, on January 1, 2001 approximately $1,055 million of reserves were transferred from CCC to CNAGLA.

(e)	Effective October 31, 2002, CNA sold CNA Reinsurance Company Limited (CNA Re U.K.). As a result of the sale, net reserves were reduced by approximately $1,316 million. See Note P of the Consolidated Financial Statements included under Item 8 for further discussion of the sale.

(f)	Effective December 31, 2003, CNA sold CNAGLA. As a result of the sale, net reserves were reduced by approximately $1,309 million. See Note P of the Consolidated Financial Statements included under Item 8 for further discussion of the sale.

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

CNA also makes available free of charge on or through its internet website (http://www.cna.com) CNA’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after CNA electronically files such material with, or furnishes it to, the SEC. Copies of these reports may also be obtained, free of charge, upon written request to: CNA Financial Corporation, CNA Plaza, 43 South, Chicago, IL 60685, Attn. Jonathan D. Kantor, Executive Vice President, General Council and Secretary.

The Charter of the Audit Committee of CNAF’s Board of Directors, its Corporate Governance Guidelines and its Code of Business Conduct & Ethics will also be available on CNA’s internet website and in printed form to any shareholder of CNAF who requests them.

ITEM 2. PROPERTIES

CNA Plaza, owned by CAC, serves as the home office for CNAF and its subsidiaries. CNAF’s subsidiaries own or lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNAF’s subsidiaries:

Amount (Square
Feet) of Building
Owned and Occupied
or Leased and
Location	Occupied by CNA	Principal Usage

CNA Plaza 333 S. Wabash, Chicago, Illinois	1,144,378(a)	Principal executive offices of CNAF
100 CNA Drive, Nashville, Tennessee (c)	251,363(a)	Life insurance offices
2405 Lucien Way, Maitland, Florida	178,744(b)	Property and casualty insurance offices
3500 Lacey Road, Downers Grove, Illinois	168,793(b)	Property and casualty insurance offices
40 Wall Street, New York, New York	168,723(b)	Property and casualty insurance offices
600 N. Pearl Street, Dallas, Texas	115,666(b)	Property and casualty insurance offices
675 Placentia Avenue, Brea, California	113,133(b)	Property and casualty insurance offices
1100 Cornwall Road, Monmouth Junction, New Jersey	112,926(b)	Property and casualty insurance offices
1111 E. Broad Street, Columbus, Ohio	110,411(b)	Property and casualty insurance offices

(a)	Represents property owned by CNAF or its subsidiaries.

(b)	Represents property leased by CNAF or its subsidiaries.

(c)	Will be sold as part of the February of 2004 sale of the individual life business.

ITEM 3. LEGAL PROCEEDINGS

Information on CNA’s legal proceedings is set forth in Note F and G of the Consolidated Financial Statements included under Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

CNAF’s common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange, and is traded on the Philadelphia Stock Exchange under the symbol CNA.

As of February 23, 2004, CNAF had 223,617,337 shares of common stock outstanding. Approximately 90% of CNAF’s outstanding common stock is owned by Loews. CNAF had 2,356 stockholders of record as of February 23, 2004 according to the records maintained by the Company’s transfer agent.

On November 24, 2003, CNAF sold $750 million of its participating convertible preferred stock, designated Series I (Series I Issue), to Loews. The Series I Issue has terms that make it economically equivalent to CNAF’s common stock. The preferred shares will convert into 32,327,015 shares of CNAF common stock, utilizing a conversion price per share of common stock that was based on average market prices of CNAF common stock from November 17, 2003 through November 21, 2003. The terms of the Series I Issue were approved by a special committee of independent members of CNAF’s Board of Directors. Upon conversion, Loews will own approximately 91% of CNAF’s outstanding common stock of approximately 255.9 million shares. Conversion will take place when the Company satisfies applicable stock exchange requirements. The proceeds from the Series I Issue were applied by CNAF to increase the statutory surplus of CNAF’s principal insurance subsidiary, CCC. The issuance of the Series I Issue was exempt from registration under Section 4(2) of the Securities Act of 1933.

During 2002, CNAF sold $750 million of a new issue of preferred stock, designated Series H Cumulative Preferred Issue (Series H Issue), to Loews. The terms of the Series H Issue were approved by a special committee of independent members of CNAF’s Board of Directors.

The Series H Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. It will be adjusted quarterly to a rate equal to 400 basis points above the ten-year U.S. Treasury rate beginning with the quarterly dividend after the first triggering event to occur of either (i) an increase by two intermediate rating levels of the financial strength rating of CCC from its rating at the time of issuance by any of A.M. Best Company, Standard & Poor’s or Moody’s Investor Services or (ii) one year following an increase by one intermediate rating level of the financial strength rating of CCC by any one of those rating agencies. Accrued but unpaid cumulative dividends cannot be paid on the Series H Issue unless and until one of the two triggering events described above has occurred. Beginning with the quarter following an increase of one intermediate rating level in CCC’s financial strength rating, however, current (but not accrued cumulative) quarterly dividends can be paid. As of December 31, 2003, the Company has $62 million of undeclared but accumulated dividends.

The Series H Issue is senior to CNAF’s common stock and Series I Issue as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up. No dividends may be declared on CNAF’s common stock until all cumulative dividends on the Series H Issue have been paid. CNAF may not issue any equity securities ranking senior to or on par with the Series H Issue without the consent of a majority of its stockholders. The Series H Issue is non-voting and is not convertible into any other securities of CNAF. It may be redeemed only upon the mutual agreement of CNAF and a majority of the stockholders of the preferred stock. The issuance of the Series H Issue was exempt from registration under Section 4(2) of the Securities Act of 1933.

Of the proceeds of the Series H Issue, $250 million was used to prepay a bank term loan due in April of 2003 and $250 million was contributed to CCC to increase its statutory surplus. The remaining proceeds were used to repay other debt of CNAF and Continental, which matured in 2003 and for other general corporate purposes.

The table below shows the high and low closing sales prices for CNAF’s common stock based on the New York Stock Exchange Composite Transactions.

Common Stock Information

	2003		2002

	High	Low	High	Low

Quarter:
Fourth	$24.50	$18.57	$28.35	$22.95
Third	25.65	20.87	28.60	21.45
Second	26.50	22.26	30.99	25.74
First	27.35	21.21	30.60	27.00

No dividends have been paid on CNAF’s common stock in 2003 or 2002. CNAF’s ability to pay dividends is influenced, in part, by dividend restrictions of its principal operating insurance subsidiaries as described in the MD&A included under Item 7 and in Note L to the Consolidated Financial Statements included under Item 8.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data.

Selected Financial Data

As of and for the Years Ended December 31	2003	2002	2001	2000	1999
(In millions, except per share data and ratios)
Results of Operations:
Revenues	$11,716	$12,286	$13,089	$15,408	$16,294

(Loss) income from continuing operations	$(1,433)	$247	$(1,592)	$1,177	$1
(Loss) income from discontinued operations, net of tax	–	(35)	11	5	4
Cumulative effects of changes in accounting principles, net of tax	–	(57)	(61)	–	(177)

Net (loss) income	$(1,433)	$155	$(1,642)	$1,182	$(172)

(Loss) earnings per Share:
(Loss) income from continuing operations	$(6.58)	$1.10	$(8.20)	$6.40	$(0.06)
(Loss) income from discontinued operations, net of tax	–	(0.16)	0.06	0.03	0.02
Cumulative effects of changes in accounting principles, net of tax	–	(0.26)	(0.32)	–	(0.96)

(Loss) earnings per share available to common stockholders	$(6.58)	$0.68	$(8.46)	$6.43	$(1.00)

Financial Condition:
Total investments	$38,100	$35,293	$35,826	$36,059	$36,935
Total assets	68,503	61,731	65,723	62,785	62,390
Insurance reserves	45,383	40,179	43,623	39,054	39,271
Long and short term debt	1,904	2,292	2,567	2,729	2,881
Stockholders’ equity	8,952	9,401	8,122	9,400	8,723
Book value per share	$31.80	$38.68	$36.33	$51.29	$46.42
Statutory Surplus:
Property and casualty companies (a)	$6,170	$6,836	$6,241	$8,373	$8,679
Life and group insurance companies	707	1,645	1,752	1,274	1,222

(a)	Surplus includes the property and casualty companies’ equity ownership of the life insurance subsidiaries in 2003, and the ownership of life and group insurance subsidiaries in 2002 and 2001. See Note P of the Consolidated Financial Statements included under Item 8 for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its subsidiaries (collectively CNA or the Company). CNA is one of the largest insurance organizations in the United States and based on 2002 statutory net written premiums, is the eleventh largest property and casualty company.

Loews Corporation (Loews) owned approximately 90% of the outstanding common stock and 100% of the Series H and Series I preferred stock of CNAF as of December 31, 2003. The following discussion should be read in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

CONSOLIDATED OPERATIONS

During 2003, CNA conducted its operations through five operating segments: Standard Lines, Specialty Lines and CNA Re (which comprise the property and casualty segments), Group Operations and Life Operations. In addition to these five operating segments, certain other activities are reported in the Corporate and Other segment. These operating segments reflected the way CNA managed its operations and business decisions.

During 2003, CNA completed a strategic review of its operations and decided to concentrate efforts on its property and casualty business. As a result of this review, and the 2003 charges of $1,849 million after-tax ($2,845 million pretax) related to unfavorable net prior year development and a $396 million after-tax ($610 pretax) increase in the provision for reinsurance and insurance receivables, a capital plan was developed to replenish statutory capital of the property and casualty subsidiaries adversely impacted by these charges. A summary of the capital plan, related actions, and other significant 2003 business decisions is discussed below:

The capital plan consists of the sale in November of 2003 of $750 million of a new series of CNA convertible preferred stock to Loews, and a commitment from Loews for additional capital support of up to $500 million by February 27, 2004 through the purchase of surplus notes of Continental Casualty Company (CCC), CNA’s principal insurance subsidiary, in the event certain additions to CCC’s statutory capital were not achieved through asset sales. In addition, Loews committed up to an additional $150 million by March 31, 2004, in a form to be determined, to support the statutory capital of CCC in the event of additional shortfalls in relation to business and asset sales.

On December 31, 2003, CNA completed the sale of the majority of its Group Benefits business to Hartford Financial Services Group, Inc. (Hartford). The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. Consideration from the sale was approximately $530 million, of which $485 million was received on December 31, 2003, resulting in an after-tax realized investment loss on the sale of $130 million during 2003. See Note P of the Consolidated Financial Statements included under Item 8 for further information.

In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re Life & Health America Inc. (Swiss Re) for approximately $690 million. The business sold includes term, universal and permanent life insurance policies and individual annuity products. The transaction is expected to be completed on or before March 31, 2004, subject to certain customary closing conditions and regulatory approvals. See Note T of the Consolidated Financial Statements included under Item 8 for further information.

After consideration of the increase in CCC’s statutory surplus resulting from the sale of the Group Benefits business, Loews purchased $46 million of CCC surplus notes in February of 2004, pursuant to the capital plan. In addition, the sale of CNA’s individual life business is expected to result in an addition to CCC’s statutory surplus in excess of $400 million. However, the sale of the individual life business was not consummated by February 26, 2004. As a result, Loews purchased $300 million of additional CCC surplus notes in February of 2004. Following the consummation of the individual life sale, CNA plans to seek approval from the insurance regulatory authority for the repayment of the surplus notes purchased in relation to such sale, although no assurance can be given that sale of the individual life business will be consummated or that the regulatory approval will be obtained.

In addition to the asset sales described above, and as part of the decision to focus on its property and casualty business, CNA withdrew from the assumed reinsurance business during 2003. In October of 2003, the Company entered into an agreement to sell the renewal rights for most of the treaty business of CNA Re to Folksamerica Reinsurance Company (Folksamerica). Under the terms of the transaction, Folksamerica will compensate CNA based upon the amount of premiums renewed by Folksamerica over the next two contract renewals. CNA will manage the run-off of its retained liabilities.

The Group Operations business, individual life and annuity insurance business and CNA Re absorbed approximately $150 million of the total shared corporate overhead expenses that are allocated to all of CNA’s businesses. The Company expects that the 2004 consolidated net results will include an approximate $50 million after-tax loss for these three businesses, primarily due to these corporate overhead expenses. The 2003 expense initiative, discussed below did not contemplate the sale or exit of these businesses, and therefore the savings from this initiative will be partially offset by these expenses. The Company is evaluating its corporate expense structure and anticipates taking actions in 2004 that will reduce these expenses.

The primary components of the expense initiative are a reduction of the workforce by approximately five percent, lower commissions and other acquisition costs, principally related to workers compensation, and reduced spending in other areas. As of December 31, 2003, the Company has achieved the targeted workforce reduction and approximately $28 million of associated severance and related costs have been recorded in 2003. Actions related to the commission and other acquisition expenses have began in 2003 and will continue through 2004.

In February of 2004, CNA announced the decision to cease sales to new customers in its structured settlement and institutional markets businesses. Also, during 2003, CNA ceased sales to new customers in the individual and group long term care businesses. CNA will continue to accept new deposits and premiums only from existing customers for the institutional markets business and will service its existing commitments on all businesses in which new sales were ceased. These businesses will be managed as a run-off operation.

Throughout this MD&A, the 2003 results of operations include discussion and results for all of CNA’s businesses, including those sold or exited as described above.

The following tables provide information about CNA’s historical results of operations for the retained and sold businesses.

	Standard	Specialty		Group	Life	Corporate
Consolidated Net (Loss) Income	Lines	Lines	CNA Re	Operations	Operations	and Other	Total
(Year ended December 31, 2003)
Net results of businesses not sold	$(737)	$(17)	$23	$47	$25	$(739)	$(1,398)
Net results of businesses sold (a)	–	–	–	(78)	43	–	(35)

Total consolidated net (loss) income	$(737)	$(17)	$23	$(31)	$68	$(739)	$(1,433)

	Standard	Specialty		Group	Life	Corporate
Net Earned Premiums	Lines	Lines	CNA Re (b)	Operations	Operations	and Other	Total
(Year ended December 31, 2003)
Net earned premiums of businesses not sold	$3,743	$2,666	$536	$234	$648	$(72)	$7,755
Net earned premiums of businesses sold (a)	–	–	–	1,078	381	–	1,459

Total net earned premiums	$3,743	$2,666	$536	$1,312	$1,029	$(72)	$9,214

(a)	Includes the Group Benefits business sold to Hartford on December 31, 2003 and the February of 2004 definitive agreement to sell the individual life business to Swiss Re.

(b)	CNA Re is in run-off.

The following table includes the consolidated results of operations. For more detailed components of CNA’s business operations, see the segment discussions within this MD&A.

Consolidated Operations

Years ended December 31	2003	2002	2001
(In millions, except per share data)
Revenues
Net earned premiums	$9,214	$10,213	$9,288
Net investment income	1,647	1,730	1,856
Realized investment gains (losses), net of participating policyholders’ and minority interests	460	(252)	1,262
Other revenues	395	595	683

Total revenues	11,716	12,286	13,089

Claims, benefits and expenses
Insurance claims and policyholders’ benefits	9,916	8,392	11,279
Amortization of deferred acquisition costs	1,965	1,791	1,804
Other operating expenses	2,057	1,649	1,913
Restructuring and other related charges	–	(37)	251
Interest	130	150	157

Total claims, benefits and expenses	14,068	11,945	15,404

(Loss) income from continuing operations before income tax and minority interest	(2,352)	341	(2,315)
Income tax benefit (expense)	913	(68)	744
Minority interest	6	(26)	(21)

(Loss) income from continuing operations	(1,433)	247	(1,592)
(Loss) income from discontinued operations, net of tax of $0, $9 and $2	–	(35)	11

(Loss) income before cumulative effects of changes in accounting principles	(1,433)	212	(1,581)
Cumulative effects of changes in accounting principles, net of tax of $0, $7, and $33	–	(57)	(61)

Net (loss) income	$(1,433)	$155	$(1,642)

Basic and diluted (loss) earnings per share:
(Loss) income from continuing operations	$(6.58)	$1.10	$(8.20)
(Loss) income from discontinued operations, net of tax	–	(0.16)	0.06

(Loss) income before cumulative effects of changes in accounting principles	(6.58)	0.94	(8.14)
Cumulative effects of changes in accounting principles, net of tax	–	(0.26)	(0.32)

Basic and diluted (loss) earnings per share available to common stockholders	$(6.58)	$0.68	$(8.46)

Weighted average outstanding common stock and common stock equivalents	227.0	223.6	194.0

2003 Compared with 2002

Net results decreased $1,588 million in 2003 as compared with 2002. The decline in net results was due primarily to increased unfavorable net prior year development of $1,837 million after-tax ($2,826 million pretax), a $55 million after-tax ($84 million pretax) increase in catastrophe losses, a $65 million after-tax ($100 million pretax) increase in unallocated loss adjustment expense (ULAE) reserves, and a $27 million after-tax ($42 million pretax) increase in dividend development. In addition, net results in 2003 included a $396 million after-tax ($610 million pretax) increase in the bad debt provision for insurance and reinsurance receivables, a $69 million after-tax ($104 million pretax) increase in insurance related assessments, and increased interest expense of $90 million after-tax ($137 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. These items were partially offset by a $434 million after-tax ($712 million pretax) increase in net realized investment results and increased limited partnership income of $165 million after-tax ($254 million pretax). Net income in 2002 also included a $35 million after-tax ($44 million pretax) loss from discontinued operations and a $57 million after-tax ($64 million pretax) charge for the cumulative effect of a change in accounting principle.

Net unfavorable prior year development of $2,952 million, including $2,409 million of unfavorable claim and claim adjustment expense reserve development and $543 million of unfavorable premium development, was recorded in 2003. Net unfavorable prior year development of $126 million, including $35 million of unfavorable claim and claim adjustment expense reserve development and $91 million of unfavorable premium development, was recorded in 2002.

Net realized investment results increased $434 million after-tax in 2003 as compared with 2002. This change was due primarily to $209 million after-tax reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities and increased realized results related to fixed maturity and derivative securities. These increases were partially offset by the $130 million after-tax ($176 million pretax) loss on the sale of the Group Benefits business. See the Investments section of this MD&A for further details.

The loss from discontinued operations of $35 million after-tax in 2002 related to the results of CNA Vida, CNA’s Chilean-based life insurer, which was sold during 2002.

The cumulative effect of a change in accounting principle in 2002 related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). During 2002, the Company completed its initial goodwill impairment testing and recorded a $57 million after-tax ($64 million pretax) impairment charge. The impairment charge consisted of a $48 million after-tax ($51 million pretax) charge in Specialty Lines, an $8 million after-tax ($12 million pretax) charge in Life Operations, and a $1 million after-tax ($1 million pretax) charge in Corporate and Other. Net earned premiums decreased $999 million in 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to the July 1, 2002 transfer of the National Postal Mail Handlers Union group benefits plan (the Mail Handlers Plan) to First Health Corporation. Net earned premiums for the Mail Handlers Plan were $1,151 in 2002. Net earned premium was also impacted by increased ceded premiums to corporate aggregate and other reinsurance treaties resulting from unfavorable net prior year development recorded in 2003. Partially offsetting these adverse premium items were rate increases, increased retention, and new business, primarily in Standard Lines and Specialty Lines.

2002 Compared with 2001

Net income in 2002 was $155 million, as compared with a net loss of $1,642 million for 2001. Net results improved in 2002 primarily due to decreased unfavorable net prior year development of $2,181 million after-tax ($3,356 million pretax), improved underwriting results in the property and casualty segments, improved results in Life and Group Operations and a $24 million after-tax reduction ($40 million pretax) of the accrual for restructuring and other related charges. Net results in 2001 were also adversely effected by the estimated losses related to the September 11, 2001 World Trade Center Disaster and related events (WTC event) of $304 million after-tax ($468 million pretax) and restructuring and other related charges of $165 million after-tax ($251 million pretax). The improvement in the net results in 2002 was partially offset by lower net investment income, net reserve strengthening for individual long term care in Life Operations of $23 million after-tax ($35 million pretax) recorded in 2002 and decreased net realized investment results of $965 million after-tax ($1,514 million pretax).

Unfavorable net prior year development of $126 million, including $35 million of unfavorable claim and claim adjustment expense reserve development and $91 million of unfavorable premium development, was recorded in 2002. Unfavorable net prior year development of $3,482 million, including $2,464 million of unfavorable claim and claim adjustment expense reserve development and $1,018 million of unfavorable premium development, was recorded in 2001.

Net realized investment losses increased $965 million in 2002 as compared with 2001 due primarily to significant realized gains from equity securities in 2001 and increased investment write-downs of fixed maturity and equity securities across various market sectors in 2002. See the Investments section of the MD&A for further details. Loss from discontinued operations, net of tax, of $35 million for 2002 and income from discontinued operations, net of tax, of $11 million for 2001 was related to the results of CNA Vida, CNA’s Chilean-based life insurer, which was sold during 2002.

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

Net earned premiums increased $925 million in 2002 as compared with 2001. The increase in net earned premiums was primarily attributable to decreased ceded premiums related to corporate aggregate and other reinsurance treaties, strong rate increases, increased new business and decreased unfavorable premium development. The 2001 unfavorable net prior year premium development was primarily due to a change in estimate for retrospective premium accruals and a change in estimate for involuntary market premium accruals. Partially offsetting the improvements in net earned premiums was the transfer of the National Postal Mail Handlers Union (the Mail Handlers Plan) in 2002 and decreased net earned premiums in CNA Re resulting from the 2001 decision to cease writing new and renewal business at CNA Reinsurance Company Limited (CNA Re U.K.). Net earned premium for the Mail Handlers Plan was $1,151 million in 2002 as compared with $2,218 million in 2001.

Net Prior Year Development

A significant component of the results of operations for the years ended December 31, 2003, 2002, and 2001 has been unfavorable net prior year development recorded for the property and casualty operations, including corporate and other. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals for net prior accident years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. The following tables summarize net prior year development by segment for property and casualty and corporate and other segments. The net prior year development was recorded for APMT and for various other property and casualty coverages (core).

The following table summarizes the pretax 2003 net prior year development by segment.

2003 Net Prior Year Development

	Standard	Specialty		Corporate
	Lines	Lines	CNA Re	and Other	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:
Core (Non-APMT)	$1,390	$454	$220	$86	$2,150
APMT	–	–	–	795	795

Total	1,390	454	220	881	2,945
Ceded losses related to corporate aggregate reinsurance treaties	(485)	(56)	(102)	–	(643)

Pretax unfavorable net prior year development before impact of premium development	905	398	118	881	2,302

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	218	–	(26)	(7)	185
Ceded premiums related to corporate aggregate reinsurance treaties	269	31	57	1	358

Total premium development	487	31	31	(6)	543

Total 2003 unfavorable net prior year development (pretax)	$1,392	$429	$149	$875	$2,845

Total 2003 unfavorable net prior year development (after-tax)	$905	$279	$97	$568	$1,849

The following table summarizes the pretax 2002 net prior year development by segment.

2002 Net Prior Year Development

	Standard	Specialty		Corporate
	Lines	Lines	CNA Re	and Other	Total
(In millions)
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:
Core (Non-APMT)	$(221)	$123	$179	$23	$104
APMT	–	–	–	–	–

Total	(221)	123	179	23	104
Ceded losses related to corporate aggregate reinsurance treaties	–	(55)	(93)	–	(148)

Pretax (favorable) unfavorable net prior year development before impact of premium development	(221)	68	86	23	(44)

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	67	30	(104)	(3)	(10)
Ceded premiums related to corporate aggregate reinsurance treaties	–	39	61	1	101

Total premium development	67	69	(43)	(2)	91

Total 2002 unfavorable (favorable) net prior year development (pretax)	$(154)	$137	$43	$21	$47

Total 2002 unfavorable (favorable) net prior year development (after-tax)	$(100)	$89	$28	$14	$31

The following table summarizes the pretax 2001 net prior year development by segment.

2001 Net Prior Year Development

	Standard	Specialty		Corporate
	Lines	Lines	CNA Re	and Other	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:
Core (Non-APMT)	$347	$415	$816	$72	$1,650
APMT	–	–	–	1,241	1,241

Total	347	415	816	1,313	2,891
Ceded losses related to corporate aggregate reinsurance treaties	(443)	–	(57)	–	(500)

Pretax unfavorable (favorable) net prior year development before impact of premium development	(96)	415	759	1,313	2,391

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	785	38	(44)	9	788
Ceded premiums related to corporate aggregate reinsurance treaties	205	–	25	–	230

Total premium development	990	38	(19)	9	1,018

Total 2001 unfavorable net prior year development (pretax)	$894	$453	$740	$1,322	$3,409

Total 2001 unfavorable net prior year development (after-tax)	$581	$294	$481	$859	$2,215

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

CNA’s Consolidated Financial Statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. CNA continually evaluates the accounting policies and estimates used to prepare the Consolidated Financial Statements. In general, management’s estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.

The accounting estimates discussed below are considered by management to be critical to an understanding of CNA’s Consolidated Financial Statements as their application places the most significant demands on management’s judgment. Note A of the Consolidated Financial Statements included under Item 8 should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and have a material adverse impact on the Company’s results of operations or equity.

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity, as well as assumptions about expected investment returns. Workers compensation lifetime claim reserves and accident and health disability claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience, and are discounted at interest rates that range from 3.5% to 6.5% at December 31, 2003. The reserve for unearned premiums on property and casualty and accident and health contracts represents the portion of premiums written to the unexpired terms of coverage. The inherent risks associated with the reserving process are discussed in Reserves – Estimates and Uncertainties section below.

Reinsurance

Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Balance Sheets. The ceding of insurance does not discharge the primary liability of the Company. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. Further information on reinsurance is provided in the Reinsurance section below.

Valuation of Investments and Impairment of Securities

Invested assets are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term could have an adverse material impact on the Company’s results of operations or equity.

The Company’s investment portfolio is subject to market declines below book value that may be other-than-temporary. The Company has an Impairment Committee (the Committee), which reviews the investment portfolio on a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the results of operations in the period in which the determination occurred. Further information on the Company’s investments is provided in the Investments section below.

Individual Long Term Care Products

The Company’s reserves and deferred acquisition costs for its individual long term care product offerings are based on certain assumptions including morbidity, policy persistency and interest rates. Actual experience may differ from these assumptions. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors including potential future premium increases and future health care cost trends. The results of operations and/or equity may be materially, adversely affected if actual experience varies significantly from these assumptions. For further information, see the Life Operations section below.

Legal Proceedings

The Company is involved in various legal proceedings that have arisen during the ordinary course of business. The Company evaluates the facts and circumstances of each situation, and when the Company determines it necessary, a liability is estimated and recorded. Further information on the Company’s legal proceedings and related contingent liabilities is provided in Note F and G of the Consolidated Financial Statements included under Item 8.

Loans to National Contractor

CNAF has made loans through a credit facility provided to a national contractor to whom CNA Surety Corporation (CNA Surety) provides significant amounts of surety bond insurance coverage. As of December 31, 2003, the Company has credit exposure of $55 million under the credit facility, net of a participation by Loews, in the amount of $25 million. The credit facility was established to help the contractor meet its liquidity needs. The contractor has initiated restructuring efforts to reduce costs and improve cash flow and is attempting to develop additional sources of funds. Based on the contractor’s restructuring efforts to date, the Company estimates that amounts due under the credit facility are collectible. Therefore, no valuation allowance has been established. Further information on this credit agreement is provided in the Liquidity and Capital Resources section below.

Reserves – Estimates and Uncertainties

The Company maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses and future policy benefits, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled and claims that have been incurred but not reported. Claim and claim adjustment expense and future policy benefit reserves are reflected as liabilities on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined.

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

In addition, the Company is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on the Company’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Recent examples of emerging or potential claims and coverage issues include:

•	increases in the number and size of water damage claims, including those related to expenses for testing and remediation of mold conditions;

•	increases in the number and size of claims relating to injuries from medical products, and exposure to lead;

•	the effects of accounting and financial reporting scandals and other major corporate governance failures, which have resulted in an increase in the number and size of claims, including director and officer and errors and omissions insurance claims;

•	class action litigation relating to claims handling and other practices;

•	increases in the number of construction defect claims, including claims for a broad range of additional insured endorsements on policies; and

•	increases in the number of claims alleging abuse by members of the clergy.

The impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of the Company’s claim and claim adjustment expense reserves and could lead to future reserve additions. See the Segment Results sections of this MD&A for a discussion of changes in reserve estimates and the impact on the Company’s results of operations.

The Company’s experience has been that establishing reserves for casualty coverages relating to APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others:

•	coverage issues, including whether certain costs are covered under the policies and whether policy limits apply;

•	inconsistent court decisions and developing legal theories;

•	increasingly aggressive tactics of plaintiffs’ lawyers;

•	the risks and lack of predictability inherent in major litigation;

•	changes in the volume of asbestos and environmental pollution and mass tort claims which cannot now be anticipated;

•	continued increase in mass tort claims relating to silica and silica-containing products;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies the Company has issued;

•	the number and outcome of direct actions against the Company; and

•	the Company’s ability to recover reinsurance for asbestos and environmental pollution and mass tort claims.

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

Due to the factors described above, among others, establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of management. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, the Company may be required to record material changes in its claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the Asbestos and Environmental Pollution and Mass Tort Reserves section of this MD&A for additional information relating to APMT claims and reserves.

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

The following table presents estimated volatility in carried claim and claim adjustment expense reserves for the property and casualty and corporate and other segments.

Estimated Volatility in Gross Carried Loss Reserves by Segment

	Gross
	Carried	Estimated
	Loss	Volatility in
December 31, 2003	Reserves	Reserves
(In millions)
Standard Lines	$12,983	+/-7%
Specialty Lines	6,470	+/-7%
CNA Re	2,288	+/-10%
Corporate and Other	7,046	+/-25%

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

Reinsurance

CNA assumes and cedes reinsurance to other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business.

Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Treaty reinsurance is purchased to protect specific lines of business such as property, worker’s compensation, and professional liability. Corporate catastrophe reinsurance is also purchased for property and worker’s compensation exposure. Most treaty reinsurance is purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines.

CNA’s ceded life reinsurance includes utilization of coinsurance, yearly renewable term and facultative programs. A majority of the reinsurance utilized by the Company’s life insurance operations relates to term life insurance policies. Term life insurance policies issued from 1994 onward are generally ceded at 60-90% of the face value. Universal life policies issued from 1998 onward are generally ceded at 75% of the face value.

The Company’s overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this section, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. The Company is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Balance Sheets.

Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in other net investment income, was $344 million, $239 million and $241 million in 2003, 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,789 million and $2,766 million at December 31, 2003 and 2002. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. The amount of retroactive interest, included in the totals above, was $147 million, $10 million and $47 million in 2003, 2002 and 2001. The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

The ceding of insurance does not discharge the primary liability of the Company. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements.

The Company has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $573 million and $196 million at December 31, 2003 and 2002. The reserve increased by $377 million during 2003 in recognition of deterioration of the financial strength ratings of several reinsurers, including Trenwick Group Ltd. and Commercial Risk Reinsurance Company Ltd. In addition, in the third quarter of 2003, the Company updated its reinsurance bad debt model based on recently published studies of reinsurer insolvencies. While the Company believes the allowance for doubtful accounts is adequate based on current collateral and information currently available on the financial stability of reinsurers, failure of reinsurers to meet their obligations could have a material adverse impact on CNA’s results of operations and/or equity.

The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $5,255 million and $4,754 million at December 31, 2003 and 2002.

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

In 2003, the Company commuted all remaining ceded and assumed reinsurance contracts with four Gerling entities. The commutations resulted in a pretax loss of $109 million, which was net of a previously established allowance for doubtful accounts of $47 million. The Company has no further exposure to the Gerling companies that are in run-off. The Company estimates that these commutations will reduce pretax interest expense related to these treaties by approximately $11 million in 2004.

Amounts receivable from reinsurers were $16,254 million and $12,696 million at December 31, 2003 and 2002. Of these amounts, $813 million and $957 million were billed to reinsurers as of December 31, 2003 and 2002, as reinsurance contracts generally require payment of claims by the ceding company before the amount can be billed to the reinsurer. The remaining receivable relates to the estimated case and incurred but not reported (IBNR) reserves and future policyholder benefits ceded under reinsurance contracts.

CNA’s largest recoverables from a single reinsurer at December 31, 2003, including prepaid reinsurance premiums, were approximately $2,533 million, $2,033 million, $1,172 million, $977 million, $760 million, and $629 million from subsidiaries of The Allstate Corporation (Allstate), subsidiaries of Hannover Reinsurance (Ireland) Ltd., Hartford Life Group Insurance Company, American Reinsurance Company, European Reinsurance Company of Zurich and subsidiaries of the Berkshire Hathaway Group.

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

During 2003, as a result of the unfavorable net prior year development recorded related to accident years 2000 and 2001, the $500 million limit related to the 2000 and 2001 accident years under the first section was fully utilized and losses of $500 million were ceded under the first section of the Aggregate Cover. In 2001, as a result of reserve additions including those related to accident year 1999, the $500 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510 million were ceded under the second section as a result of losses related to the WTC event. The aggregate limits for the Aggregate Cover have been fully utilized.

The impact of the Aggregate Cover was as follows:

Impact of Aggregate Cover

Year ended December 31	2003	2002	2001
(In millions)
Ceded earned premium	$(258)	$–	$(543)
Ceded claim and claim adjustment expenses	500	–	1,010
Interest charges	(147)	(51)	(81)

Pretax (expense) benefit	$95	$(51)	$386

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. During 2003, the CCC Cover was fully utilized. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. If the aggregate loss ratio would exceed these certain thresholds, then additional interest charges on funds withheld would be approximately $27 million in 2004.

The impact of the CCC Cover was as follows:

Impact of CCC Cover

Year ended December 31	2003	2002	2001
(In millions)
Ceded earned premium	$(100)	$(101)	$(260)
Ceded claim and claim adjustment expenses	143	148	470
Interest charges	(59)	(37)	(20)

Pretax (expense) benefit	$(16)	$10	$190

The impact by segment of the Aggregate Cover and the CCC Cover was as follows:

Impact of Aggregate Cover and CCC Cover

Years ended December 31	2003	2002	2001
(In millions)
Standard Lines	$73	$(52)	$381
Specialty Lines	6	2	33
CNA Re	2	12	162
Corporate and Other	(2)	(3)	–

Pretax benefit (expense)	$79	$(41)	$576

World Trade Center Event (WTC)

During the third quarter of 2001, the Company recorded estimated incurred losses of $468 million pretax, net of reinsurance, related to the WTC event. The loss estimate was based on a total industry loss of

$50 billion and included all lines of insurance. This estimate took into account CNA’s substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance programs. The Company has closely monitored reported losses as well as the collection of reinsurance on WTC event claims. During both 2003 and 2002, the Company reduced the reserves related to the WTC event in both the property and casualty and group and life segments. See the segment discussions of this MD&A for further information. As of December 31, 2003, the Company believes its remaining recorded reserves, net of reinsurance, for the WTC event are adequate.

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

Terrorism Insurance

CNA and the insurance industry incurred substantial losses related to the WTC event. For the most part, the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.

The Terrorism Risk Insurance Act of 2002 (the Act) established a program within the Department of the Treasury under which the federal government will share the risk of loss by commercial property and casualty insurers arising from future terrorist attacks. The Act expires on December 31, 2005. Each participating insurance company must pay a deductible, ranging from 7% of direct earned premiums from commercial insurance lines in 2003 to 15% in 2005, before federal government assistance becomes available. For losses in excess of a company’s deductible, the federal government will cover 90% of the excess losses, while companies retain the remaining 10%. Losses covered by the program will be capped annually at $100 billion; above this amount, insurers are not liable for covered losses and Congress is to determine the procedures for and the source of any payments. Amounts paid by the federal government under the program over certain phased limits are to be recouped by the Department of the Treasury through policy surcharges, which cannot exceed 3% of annual premium.

The Company is required to participate in the program, but it does not cover life or health insurance products. State law limitations applying to premiums and policies for terrorism coverage are not generally affected under the program. The Act requires insurers to offer terrorism coverage through 2004. The Secretary of the Department of the Treasury has discretion to extend this offer requirement until December 31, 2005.

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

Reinsurers’ obligations for terrorism-related losses under reinsurance agreements are not covered by the Act. The Company’s assumed reinsurance arrangements, beginning with the January 1, 2002 renewal period, either exclude terrorism coverage or significantly limit the level of coverage.

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

As summarized in the following table, during 2001, the Company incurred $62 million pretax, or $40 million after-tax, of restructuring and other related charges for the IT Plan. During 2002, $4 million pretax, or $3 million after-tax, of this accrual was reduced. No restructuring and other related charges related to the IT Plan were incurred in 2003.

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

The following table summarizes the IT Plan Initial Accrual and the activity in that accrual during 2001, 2002 and 2003.

IT Plan Accrual

	Employee
	Termination	Impaired
	and Related	Asset	Other
	Benefit Costs	Charges	Costs	Total
(In millions)
IT Plan initial Accrual	$29	$32	$1	$62
Costs that did not require cash in 2001	–	(32)	–	(32)
Payments charged against liability in 2001	(19)	–	–	(19)

Accrued costs at December 31, 2001	10	–	1	11
Payments charged against liability in 2002	(2)	–	–	(2)
Reduction of accrual	(3)	–	(1)	(4)

Accrued costs at December 31, 2002	5	–	–	5
Payments charged against liability in 2003	(2)	–	–	(2)

Accrued costs at December 31, 2003	$3	$–	$–	$3

The remaining accrual relating to employee termination and related benefit costs is expected to be paid through 2004.

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

As summarized in the following table, during 2001, the Company incurred $189 million pretax, or $125 million after-tax, of restructuring and other related charges for the 2001 Plan. During 2002, $32 million pretax, or $21 million after-tax, of this accrual was reduced. No restructuring and other related charges related to the 2001 Plan were incurred in 2003.

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

The following tables summarize the 2001 Plan Initial Accrual and the activity in that accrual during 2001, 2002 and 2003 by type of restructuring cost and by segment.

2001 Plan Initial Accrual

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total
(In millions)
2001 Plan Initial Accrual	$68	$56	$30	$35	$189
Costs that did not require cash	–	–	–	(35)	(35)
Payments charged against liability	(2)	–	–	–	(2)

Accrued costs December 31, 2001	66	56	30	–	152
Costs that did not require cash	(1)	(3)	(9)	–	(13)
Payments charged against liability	(53)	(12)	(4)	–	(69)
Reduction of accrual	(10)	(7)	(15)	–	(32)

Accrued costs December 31, 2002	2	34	2	–	38
Costs that did not require cash	–	–	(1)	–	(1)
Payments charged against liability	(2)	(15)	–	–	(17)

Accrued costs December 31, 2003	$–	$19	$1	$–	$20

2001 Plan Initial Accrual

	Standard	Specialty		Group	Life	Corporate
	Lines	Lines	CNA Re	Operations	Operations	and Other	Total
(In millions)
2001 Plan Initial Accrual	$40	$7	$6	$42	$12	$82	$189
Costs that did not require cash	–	–	–	(35)	–	–	(35)
Payments charged against liability	–	–	–	–	–	(2)	(2)

Accrued costs December 31, 2001	40	7	6	7	12	80	152
Costs that did not require cash	–	–	(4)	–	–	(9)	(13)
Payments charged against liability	(31)	(5)	(2)	(7)	(11)	(13)	(69)
Reduction of accrual	(8)	(1)	–	–	(1)	(22)	(32)

Accrued costs December 31, 2002	1	1	–	–	–	36	38
Costs that did not require cash	–	–	–	–	–	(1)	(1)
Payments charged against liability	(1)	(1)	–	–	–	(15)	(17)

Accrued costs December 31, 2003	$–	$–	$–	$–	$–	$20	$20

Approximately $6 million of the remaining accrual for the 2001 Plan, primarily related to lease termination costs, is expected to be paid in 2004.

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

Operating ratios are calculated using insurance results and are used by the insurance industry and regulators such as state departments of insurance and the National Association of Insurance Commissioners (NAIC) for financial regulation and as a basis of comparison among companies. The ratios discussed in this MD&A are calculated using GAAP financial results and include the loss and loss adjustment expense ratio (loss ratio) as well as the expense, dividend and combined ratios. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

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

Throughout this MD&A, business segment results are discussed using Underwriting Results, which as described above is a non-GAAP measure. The following reconciliation provides the differences between Underwriting Loss and Net (Loss) Income.

Reconciliation of Underwriting Loss to Net (Loss) Income

	Standard	Specialty
Year ended December 31, 2003	Lines	Lines	CNA Re
(In millions)
Underwriting loss	$(1,896)	$(512)	$(132)
Net investment income	336	287	72
Other revenues	198	116	7
Other expenses	(181)	(111)	(1)

Loss before income tax benefit, minority interest and net realized investment gains	(1,543)	(220)	(54)
Income tax benefit	587	103	27
Minority interest	–	6	–

Loss before net realized investment gains	(956)	(111)	(27)
Realized investment gains, net of participating policyholders’ and minority interest	338	144	73
Income tax expense on realized investment gains	(119)	(50)	(23)

Net (loss) income	$(737)	$(17)	$23

Reconciliation of Underwriting Loss to Net Income (Loss)

	Standard	Specialty
Year ended December 31, 2002	Lines	Lines	CNA Re
(In millions)
Underwriting loss	$(178)	$(203)	$(58)
Net investment income	398	253	144
Other revenues	323	146	2
Other expenses	(283)	(110)	(1)

Income before income tax expense, minority interest and net realized investment (losses) gains	260	86	87
Income tax expense	(63)	(32)	(22)
Minority interest	–	(26)	–

Income before net realized investment (losses) gains	197	28	65
Realized investment (losses) gains, net of participating policyholders’ and minority interest	(86)	(77)	81
Income tax benefit (expense) on realized investment (losses) gains	30	25	(10)

Income (loss) from continuing operations	141	(24)	136
Cumulative effect of a change in accounting principle, net of tax of $3	–	(48)	–

Net income (loss)	$141	$(72)	$136

Reconciliation of Underwriting Loss to Net Loss

	Standard	Specialty
Year ended December 31, 2001	Lines	Lines	CNA Re
(In millions)
Underwriting loss	$(1,261)	$(744)	$(1,048)
Net investment income	488	314	172
Other revenues	341	122	5
Other expenses	(316)	(148)	(3)

Loss before income tax expense, minority interest and net realized investment (losses) gains	(748)	(456)	(874)
Income tax benefit	297	148	252
Minority interest	–	(21)	–

Loss before net realized investment gains (losses)	(451)	(329)	(622)
Realized investment gains (losses), net of participating policyholders’ and minority interest	697	262	(77)
Income tax (expense) benefit on realized investment gains (losses)	(246)	(92)	35

Loss from continuing operations	–	(159)	(664)
Cumulative effect of a change in accounting principle, net of tax of $16, $8 and $3	(30)	(14)	(5)

Net loss	$(30)	$(173)	$(669)

Segment Results

The following discussion is of the results of operations for the Company’s operating segments.

STANDARD LINES

Business Overview

Standard Lines works with an independent agency distribution system and network of brokers to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses. The Standard Lines operating model focuses on underwriting performance, relationships with selected distribution sources and understanding customer needs.

Standard Lines includes Property and Casualty and Excess & Surplus.

Property and Casualty (P&C) provides standard property and casualty insurance products such as workers compensation, general and product liability, property and commercial auto coverage through traditional and innovative advanced financial risk products to a wide range of businesses. The majority of P&C customers are small and middle-market businesses, with less than $1 million in annual insurance premiums. Most insurance programs are provided on a guaranteed cost basis; however, P&C has the capability to offer specialized, loss-sensitive insurance programs to those customers viewed as higher risk and less predictable in exposure.

P&C’s field structure consists of 34 branch locations across the country. Each branch provides the marketing, underwriting and risk control expertise on the entire portfolio of products. In addition, these branches provide streamlined claim services utilizing the same regional structure. The Centralized Processing Operation for small and middle-market customers, located in Maitland, Florida, handles policy processing and accounting, and also acts as a call center to optimize customer service. Also, Standard Lines, primarily through a wholly owned subsidiary, ClaimPlus, Inc., a third party administrator, began providing total risk management services relating to claim services, risk control, cost management and information services to the large commercial insurance marketplace in 2003.

During 2003, the Company entered into an agreement, whereby Cunningham Lindsey, U.S. (Cunningham Lindsey), a subsidiary of Lindsey Morden Group, Inc., acquired the business of RSKCo Services, Inc. (RSKCo). Included in the sale was the RSKCo trademarked name, as well as all claims and other risk management services business provided by RSKCo that are not sold in connection with insurance products of other CNA subsidiaries.

Excess & Surplus (E&S) provides specialized insurance and other financial products for selected commercial risks on both an individual customer and program basis. Customers insured by E&S are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. E&S’s products are distributed throughout the United States through specialist producers, program agents, and P&C’s agents and brokers. E&S has specialized underwriting and claim resources in Chicago, New York, Denver and Columbus.

The following table details results of operations for Standard Lines.

Results of Operations

Years ended December 31	2003	2002	2001
(In millions)
Net written premiums	$3,802	$4,020	$2,984
Net earned premiums	3,743	4,018	2,473
Underwriting loss	(1,896)	(178)	(1,261)
(Loss) income before net realized investment gains (losses)	(956)	197	(451)
Net realized investment gains (losses)	219	(56)	451
Net (loss) income	(737)	141	(30)
Ratios
Loss and loss adjustment expense	102.5%	72.0%	97.4%
Expense	45.5	30.6	49.0
Dividend	2.7	1.8	4.6

Combined	150.7%	104.4%	151.0%

2003 Compared with 2002

Net written premiums for Standard Lines decreased $218 million and net earned premiums decreased $275 million in 2003 as compared with 2002. These decreases were due primarily to increased ceded premiums, including premiums ceded to corporate aggregate and other reinsurance treaties, primarily as a result of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003. Premiums also decreased as a result of a shift in the mix of business to high deductible policies, which generally have lower premiums. Partially offsetting these declines were increased premiums across most P&C and E&S lines as a result of new business initiatives and rate increases.

Standard Lines averaged rate increases of 16%, 27% and 17% in 2003, 2002 and 2001 for the contracts that renewed during those periods. Retention rates of 72%, 68% and 76% were achieved for those contracts that were up for renewal.

Net results decreased $878 million in 2003 as compared with 2002. The decrease in net results was primarily driven by increased unfavorable net prior year development of $1,005 million after-tax ($1,546 million pretax), an increase in the bad debt provision for insurance and reinsurance receivables of $193 million after-tax ($297 million pretax), an increase in certain insurance-related assessments of $49 million after-tax ($74 million pretax), and decreased net investment income primarily due to increased interest expense of $78 million after-tax ($120 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. Partially offsetting these decreases were increases in net realized investment gains and $89 million after-tax ($137 million pretax) of increased limited partnership income. See the Investments section of this MD&A for further discussion on net investment income and net realized investment gains (losses).

The combined ratio increased 46.3 points and underwriting results decreased $1,718 million in 2003 as compared with 2002. The loss ratio increased 30.5 points due principally to the increase in unfavorable net prior year development in 2003 as compared with 2002, as discussed below, and $96 million of catastrophe losses which occurred during 2003. Catastrophe losses were $23 million in 2002. Partially offsetting these unfavorable variances was an improvement in the current net accident year loss ratio.

Unfavorable net prior year development of $1,392 million, including $905 million of unfavorable claim and allocated claim adjustment expense reserve development and $487 million of unfavorable premium development, was recorded in 2003. Favorable net prior year development of $154 million, including $221 million of favorable claim and allocated claim adjustment expense reserve development and $67 million of unfavorable premium development, was recorded in 2002. The gross carried claim and claim adjustment expense reserve was $12,983 million and $11,576 million at December 31, 2003 and 2002. The net carried claim and claim adjustment expense reserve was $8,067 million and $7,262 million at December 31, 2003 and 2002.

The following discusses net prior year development for Standard Lines recorded in 2003.

Approximately $495 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded related to construction defect claims in 2003. Based on analyses completed during the third quarter of 2003, it became apparent that the assumptions regarding the number of claims, which were used to estimate the expected losses, were no longer appropriate. The analyses indicated that the number of claims reported was higher than expected primarily in Texas, Arizona, Nevada, Washington and Colorado. The number of claims reported in states other than California during the first six months of 2003 was almost 35% higher than the last six months of 2002. The number of claims reported during the last six months of 2002 increased by less than 10% from the first six months of 2002. In California, claims resulting from additional insured endorsements increased throughout 2003. Additional insured endorsements are regularly included on policies provided to subcontractors. The additional insured endorsement names general contractors and developers as additional insureds covered by the policy. Current California case law (Presley Homes, Inc. v. American States Insurance Company, (June 11, 2001) 90 Cal App. 4th 571, 108 Cal. Rptr. 2d 686) specifies that an individual subcontractor with an additional insured obligation has a duty to defend the additional insured in the entire action, subject to contribution or recovery later. In addition, the additional insured is allowed to choose one specific carrier to defend the entire action. These additional insured claims can remain open for a longer period of time than other construction defect claims because the additional insured defense obligation can continue until the entire case is resolved.

The unfavorable net prior year development recorded related to construction defect claims was primarily related to accident years 1999 and prior.

Unfavorable net prior year development of approximately $595 million, including $518 million of unfavorable claim and allocated claim adjustment expense reserve development and $77 million of unfavorable premium development, was recorded for large account business including workers compensation coverages in 2003. Many of the policies issued to these large accounts include provisions tailored specifically to the individual accounts. Such provisions effectively result in the insured being responsible for a portion of the loss. An example of such a provision is a deductible arrangement where the insured reimburses the Company for all amounts less than a specified dollar amount. These arrangements often limit the aggregate amount the insured is required to reimburse the Company. Analyses indicated that the provisions that result in the insured being responsible for a portion of the losses would have less of an impact due to the larger size of claims as well as the increased number of claims. The net prior year development recorded was primarily related to accident years 2000 and prior.

Approximately $98 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 resulted from a program covering facilities that provide services to developmentally disabled individuals. This net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. Recent data shows the average claim increasing at an annual rate of approximately 20%. Prior data had shown average claim size to be level. Similar to the average claim size, recent data shows the average policyholder defense cost increasing at an annual rate of approximately 20%. Prior data had shown average policyholder defense cost to be level. The net prior year development recorded was primarily for accident years 2001 and prior.

Approximately $40 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was for excess workers compensation coverages due to increasing severity. The increase in severity means that a higher percentage of the total loss dollars will be the Company’s responsibility since more claims will exceed the point at which the Company’s coverage begins. The net prior year development recorded was primarily for accident year 2000.

Approximately $73 million of unfavorable net prior year development recorded in 2003 was the result of a commutation of all ceded reinsurance treaties with Gerling Global Group of companies (Gerling), related to accident years 1999 through 2001, including $41 million of unfavorable claim and allocated claim adjustment expense development and $32 million of unfavorable premium development. Further information regarding this commutation is provided in the Reinsurance section of this MD&A.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $40 million recorded in 2003 was related to a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year. The Company had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, the Company ceased writing business under this program.

Approximately $25 million of unfavorable net prior year premium development recorded in 2003 was related to a reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, the Company recorded approximately $36 million of unfavorable claim and allocated claim adjustment expense reserve development, which was ceded under the contract. The net prior year development was recorded for accident year 2000.

The following premium and claim and allocated claim adjustment expense development was recorded in 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment. Unfavorable net prior year development of approximately $210 million related to small and middle market workers compensation exposures and approximately $110 million related to E&S lines was recorded in 2003. Offsetting these increases was $210 million of favorable net prior year development in the property line of business, including $79 million related to the WTC event.

Also, offsetting the unfavorable premium and claim and allocated claim adjustment expense development was a $216 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in 2003. The benefit is comprised of $485 million of ceded losses and $269 million of ceded premiums for accident years 2000 and 2001.

The following discusses net prior year development for Standard Lines recorded in 2002.

Approximately $140 million of favorable net prior year development was attributable to participation in the Workers Compensation Reinsurance Bureau (WCRB), a reinsurance pool, and residual markets. The favorable prior year reserve development for WCRB was the result of information received from the WCRB that reported the results of a recent actuarial review. This information indicated that the Company’s net required reserves for accident years 1970 through 1996 were $60 million less than the carried reserves. In addition, during 2002, the Company commuted accident years 1965 through 1969 for a payment of approximately $5 million to cover carried reserves of approximately $13 million, resulting in further favorable net prior year claim and allocated claim adjustment expense development of $8 million. The favorable residual market net prior year development was the result of lower than expected paid loss activity during recent periods for accident years dating back to 1984. The paid losses during 2002 on prior accident years were approximately 60% of the previously expected amount.

In addition, Standard Lines had favorable net prior year development, primarily in the package liability and auto liability lines of business due to new claims initiatives. These new claims initiatives, which included specialized training on specific areas of the claims adjudication process, enhanced claims litigation management, enhanced adjuster-level metrics to monitor performance and more focused metric-based claim file review and oversight, are expected to produce significant reductions in ultimate claim costs. Based on management’s best estimate of the reduction in ultimate claim costs, approximately $100 million of favorable net prior year development was recorded in 2002. Approximately one-half of this favorable net prior year development was recorded in accident years prior to 1999, with the remainder of the favorable net prior year development recorded in accident years 1999 to 2001. Approximately $50 million of favorable net prior year development during 2002 was recorded in commercial automobile liability. Most of the favorable development was from accident year 2000. An actuarial review completed during 2002 showed that underwriting actions have resulted in reducing the number of commercial automobile liability claims for recent accident years, especially the number of large losses.

Approximately $45 million of favorable net prior year development was recorded in property lines during 2002. The favorable net prior year development was principally from accident years 1999 through 2001, and was the result of the low number of large losses in recent years. Although property claims are generally reported relatively quickly, determining the ultimate cost of the claim can involve a significant amount of time between the occurrence of the claim and settlement.

Offsetting these favorable net prior year developments were approximately $100 million of unfavorable premium development in middle market workers compensation, approximately $70 million of unfavorable net prior year claim and allocated claim adjustment expense development in programs written in CNA E&S, approximately $30 million of unfavorable net prior year claim and allocated claim adjustment expense development on a contractors account package policy program and approximately $20 million of unfavorable net prior year claim and allocated claim adjustment expense development on middle market general liability coverages. The unfavorable net prior year development on workers compensation was principally due to additional reinsurance premiums for accident years 1999 through 2001.

A CNA E&S program, covering facilities that provide services to developmentally disabled individuals, accounts for approximately $50 million of the unfavorable net prior year development. The net prior year development is due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during 2002, with most of the development from accident years 1999 and 2000. The other program which contributed to the CNA E&S development covers tow truck and ambulance operators in the 2000 and 2001 accident years. This program was started in 1999. The Company expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. Reviews completed during 2002 resulted in estimated loss ratios on the tow truck and ambulance business that are 25 points higher than the middle market commercial automobile liability loss ratios.

The unfavorable net prior year development on contractors account package policies was the result of a review completed during 2002. Since this program is no longer being written, the Company expected that the change in reported losses would decrease each quarterly period. However, in recent quarterly periods, the change in reported losses has been higher than prior quarters, resulting in the unfavorable reserve development.

The expense ratio increased 14.9 points due to increased expenses and decreased net earned premiums in 2003 as compared with 2002. Acquisition expenses were unfavorably impacted by an increase in the bad debt expense reserve for reinsurance receivables of $55 million. Based on the Company’s credit exposures to reinsurance receivables, an increase in the bad debt reserve was deemed appropriate. See the Reinsurance section of this MD&A for additional information regarding the increase in reinsurance receivables. The Company also recorded a $242 million increase in the bad debt reserve for insurance receivables. The increase in the bad debt provision for insurance receivables was primarily the result of a review of Professional Employer Organization (PEO) accounts as well as certain accounts that have been turned over to third parties for collection. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003. The review analyzed losses and the related receivable including the associated collateral held by the Company. Upon completion of the review, it was determined that the ultimate loss estimates were larger than previously expected, which increased the amount of uncollateralized receivables. Based on these factors, an increase in the provision was recorded.

Additionally, acquisition expenses increased as a result of a $44 million increase in certain insurance-related assessments recorded in 2003 as compared with a $30 million reduction in accruals for certain insurance-related assessments resulting from changes, due to legislation, in the basis on which the assessments were recorded in 2002. Also increasing the expense ratio was approximately $62 million of expenses related to eBusiness in 2003. The 2002 eBusiness expenses were included in the Corporate and Other segment.

The dividend ratio increased 0.9 points in 2003 as compared with 2002 due primarily to increased net prior year unfavorable dividend development. The $42 million increase in unfavorable dividend development was primarily related to workers compensation products. A review was completed in 2003 indicating dividend development that was higher than prior expectations. This development related to accident years 2002 and prior.

2002 Compared with 2001

Net written premiums for Standard Lines increased $1,036 million in 2002 as compared with 2001. The increase in net written premiums was primarily due to decreased ceded premiums related to corporate aggregate and other reinsurance treaties, strong rate increases, increased new business across most of Standard Lines and the absence of the change in estimate for involuntary market premium accruals recorded in 2001. The additional ceded premiums in 2001 related to corporate aggregate and other reinsurance treaties was recorded for the unfavorable net prior year development in 2001 and the WTC Event.

Net earned premiums increased $1,545 million in 2002 as compared with 2001. Net earned premiums increased as a result of the increases in net written premiums as described above and the absence of a change in estimate for retrospective premium accruals recorded in 2001.

Net results improved by $171 million in 2002 as compared with 2001. This improvement was due to improved underwriting results, decreased unfavorable net prior year development of $681 million after-tax ($1,048 million pretax), and a $5 million after-tax ($8 million pretax) reduction of the accrual for restructuring and other related charges.

In addition, net results in 2001 were adversely impacted by $50 million after-tax ($77 million pretax) losses related to the WTC event and $30 million after-tax ($46 million pretax) for restructuring and other related charges. Partially offsetting these improvements in 2002 net results was decreased net investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized gains (losses).

The combined ratio decreased 46.6 points for 2002 as compared with 2001, and underwriting results improved by $1,083 million as compared with the underwriting results for the same period in 2001. The loss ratio decreased 25.4 points due primarily to decreased net prior year development and improvement in the current accident year ratio.

Favorable net prior year development of $154 million, including $221 million of favorable claim and allocated claim adjustment expense reserve development and $67 million of unfavorable premium development, was recorded in 2002. Unfavorable net prior year development of $894 million, including $96 million of favorable claim and allocated claim adjustment expense reserve development and $990 million of unfavorable premium development, was recorded in 2001. The gross carried claim and claim adjustment expense reserve was $11,576 million and $12,854 million at December 31, 2002 and 2001. The net carried claim and claim adjustment expense reserve was $7,262 million and $7,788 million at December 31, 2002 and 2001.

The discussion of the net prior year development recorded in 2002 was included in the “2003 compared with 2002” section above.

Approximately $230 million of unfavorable net prior year claim and allocated claim adjustment expense development recorded in 2001 was a result of several coverages provided to commercial entities. Reserve analyses performed during 2001 showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected and several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York. The unfavorable net prior year development was driven principally by accident years 1997 through 2000. The remaining unfavorable net prior year development affecting years prior to 1997 was driven principally by construction defect claims as described below.

The commercial automobile liability analysis indicated increased ultimate claim and claim adjustment expense across several accident years due to higher paid and reported claim and claim adjustment expense resulting from several factors. These factors include uninsured/underinsured motorists coverage in Ohio, a change in the rate at which the average claim size was increasing and a lack of improvement in the ratio of the number of claims per exposure unit, the frequency. First, Ohio courts had significantly broadened the population covered through the uninsured/underinsured motorists’ coverage. The broadening of the population covered by this portion of the policy, and the retrospective nature of this broadening of coverage, resulted in additional claims for older years. Second, in recent years, the average claim size had been increasing at less than a 2% annual rate. The available data indicated that the rate of increase was closer to 8% with only a portion of this increase explainable by a change in mix of business. Finally, the review completed during 2001 indicated that the frequency for the 2000 accident year was 6% higher than 1999. Expectations were that the 2000 frequency would show an improvement from the 1999 level.

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

As a result of this review and changes in premiums associated with the change in estimates for loss reserves, the Company recorded a pretax reduction in premium accruals of $616 million. The studies included the review of all such retrospectively rated insurance policies and the estimate of ultimate losses.

Approximately $188 million of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses and therefore had no impact on the net operating results. More than one-half of the change in estimate in premiums was attributable to accident years 1997 through 1999 with the remainder attributable to accident years prior to 1992. Accruals for ceded premiums related to reinsurance treaties other than the corporate aggregate reinsurance treaties increased $83 million due to the reserve strengthening. This increase in accruals for ceded premiums was principally recorded in accident year 2000. The remainder of the increase in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above, which were principally recorded in accident years prior to 1999.

A $238 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties in 2001, comprised of $443 million of ceded losses and $205 million of ceded premiums for accident year 1999.

The expense ratio decreased 18.4 points as a result of decreased acquisition expenses, principally due to reduction in accruals for certain insurance-related assessments resulting from changes in the regulatory basis on which the assessments were calculated. Furthermore, the expense ratio decreased due to reduced head count as a result of the 2001 Plan and due to the impact of the increased net earned premium base on which the ratio is determined. The dividend ratio decreased 2.8 points primarily due to favorable 2002 accident year dividends.

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

Specialty Lines includes the following business groups: Professional Liability Insurance, CNA Global, Surety, Warranty, and CNA Guaranty and Credit.

Professional Liability Insurance (CNA Pro) provides management and professional liability insurance and risk management services, primarily in the United States. This unit provides professional liability coverages to various professional firms, including architects and engineers, realtors, non-Big Four accounting firms, law firms and technology firms. CNA Pro also has market positions in directors and officers, errors and omissions, employment practices, fiduciary and fidelity coverages. Specific areas of focus include larger firms as well as privately held firms and not-for-profit organizations where CNA offers tailored products for this client segment. Products within CNA Pro are distributed through brokers, agents and managing general underwriters.

CNA Pro, through CNA HealthPro, also offers insurance products to serve the healthcare delivery system. Products are distributed on a national basis through a variety of channels including brokers, agents and managing general underwriters. Key customer segments include long term care facilities, allied healthcare providers, life sciences, dental professionals and mid-size and large healthcare facilities and delivery systems. Additionally, CNA HealthPro offers risk management consulting services to assist customers in managing quality of care risks associated with the delivery of healthcare. Claim services are provided to manage and resolve claims.

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

Surety consists primarily of CNA Surety and its insurance subsidiaries and offers small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of approximately 34,000 independent agencies. CNA owns approximately 64% of CNA Surety.

Warranty provides warranty service contracts that protect individuals and businesses from the financial burden associated with breakdown, under-performance or maintenance of a product. Products are distributed via a sales force employed or contracted through a program administrator. Warranty’s business activities are primarily performed through the wholly owned subsidiary, CNA National Warranty Corporation, which sells vehicle service contracts in the United States and Canada.

CNA Guaranty and Credit provided credit insurance on short term trade receivables for domestic and international clients as well as reinsurance to insurers who provide financial guarantees to issuers of asset-backed securities, money market funds and investment-grade corporate debt securities. The Guaranty business underwritten by CNA’s insurance affiliates, excluding CNA’s ownership interest in R.V.I. Guaranty Co. Ltd. (RVI), an unconsolidated affiliate, is currently in run-off. The Credit business underwritten by CNA’s insurance affiliates was sold on December 31, 2002; however, all inforce business and reserves at the date of sale were retained by CNA. The run-off of these businesses will occur over several years.

The following table details results of operations for Specialty Lines.

Results of Operations

Years ended December 31	2003	2002	2001
(In millions)
Net written premiums	$2,809	$2,383	$1,951
Net earned premiums	2,666	2,178	1,896
Underwriting loss	(512)	(203)	(744)
(Loss) income before net realized investment gains (losses)	(111)	28	(329)
Net realized investment gains (losses)	94	(52)	170
Net (loss)	(17)	(72)	(173)
Ratios
Loss and loss adjustment expense	84.9%	77.1%	97.5%
Expense	34.2	32.1	41.5
Dividend	0.1	0.1	0.2

Combined	119.2%	109.3%	139.2%

2003 Compared with 2002

Net written premiums for Specialty Lines increased $426 million and net earned premiums increased $488 million in 2003 as compared with 2002. These increases were due primarily to rate increases and increased new business, primarily in CNA Pro and Global Lines.

Specialty Lines averaged rate increases of 24%, 26% and 13% in 2003, 2002 and 2001 for the contracts that renewed during these years. Retention rates of 79%, 76% and 78% were achieved for those contracts that were up for renewal.

Net loss was $17 million in 2003 as compared with $72 million in 2002. The improvement in net results was primarily due to improved current net accident year results primarily attributable to premium rate increases and increased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized gains (losses). Net loss for 2002 also included a $48 million after-tax ($51 million pretax) cumulative effect of a change in accounting principle charge related to goodwill impairment. These improvements were partially offset by increased unfavorable net prior year development of $190 million after-tax ($292 million pretax), an increase in the bad debt provision for reinsurance receivables of $51 million after-tax ($79 million pretax) and increased interest expense of $4 million after-tax ($5 million pretax) related to additional cessions to the corporate aggregate reinsurance treaties.

The combined ratio increased 9.9 points and underwriting results decreased by $309 million in 2003 as compared with 2002. The loss ratio increased 7.8 points due principally to increased unfavorable net prior year development, as discussed below. Additionally, the loss ratio was negatively impacted by a $28 million increase in ULAE reserves and $49 million of current accident year losses for Surety, related to large losses in 2003, and $20 million of current accident year losses for directors and officers exposures in CNA Pro, which primarily related to recent securities class action cases related to certain mutual fund firms. These items were partially offset by the improvement in the current net accident year loss ratio and the impact of higher net earned premiums.

Unfavorable net prior year development of $429 million, including $398 million of net unfavorable claim and allocated claim adjustment expense reserve development and $31 million of unfavorable premium development, was recorded in 2003 for Specialty Lines. Unfavorable net prior year development of $137 million, including $68 million of net unfavorable claim and allocated claim adjustment expense reserve development and $69 million of unfavorable premium development, was recorded in 2002 for Specialty Lines. The gross and net carried claim and claim adjustment expense reserves were $6,470 million and $3,995 million at December 31, 2003. The gross and net carried claim and claim adjustment expense reserves for Specialty Lines were $5,874 million and $3,373 million at December 31, 2002.

The following discusses net prior year development for Specialty Lines recorded in 2003.

Approximately $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to increased severity in excess coverages provided to facilities providing health care services. The increase in reserves is based on reviews of individual accounts where claims had been expected to be less than the point at which the Company’s coverage applies. The current claim trends indicate that the layers of coverage provided by the Company will be impacted. The net prior year development recorded was primarily for accident years 2001 and prior.

Approximately $68 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was for surety coverages primarily related to workers compensation bond exposure from accident years 1990 and prior and large losses for accident years 1999 and 2002. Approximately $21 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the surety line of business in 2003 as the result of recent developments on one large claim.

Approximately $86 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to directors and officers exposures in CNA Pro and Global Lines. The unfavorable net prior year development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75 million recorded in 2003 was related to an adverse arbitration decision in 2003 involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which the Company was a participant. The loss was caused by a fire which occurred in 1995. The Company no longer participates in this pool.

Approximately $84 million of losses were recorded during 2003 as the result of a commutation of ceded reinsurance treaties with Gerling, relating to accident years 1999 through 2002. Further information regarding this commutation is provided in the Reinsurance section of this MD&A.

The following net prior year development was recorded in 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment. An additional $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to medical malpractice and long term care facilities. Partially offsetting this unfavorable claim and allocated claim adjustment expense reserve development was a $25 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $56 million of ceded losses and $31 million of ceded premiums for accident years 2000 and 2001.

The following discusses net prior year development for Specialty Lines recorded in 2002.

Unfavorable net prior year development of approximately $180 million was recorded for CNA HealthPro in 2002 and was driven principally by medical malpractice excess products provided to hospitals and physicians and coverages provided to long term care facilities, principally national for-profit nursing homes. Approximately $100 million of the net prior year unfavorable development was related to assumed excess products and loss portfolio transfers, and was primarily driven by unexpected increases in the number of excess claims in accident years 1999 and 2000. The percentage of total claims greater than $1 million has increased by 33%, from less than 3% of all claims to more than 4% of all claims. CNA HealthPro no longer writes assumed excess products and loss portfolio transfers. Approximately $50 million of the unfavorable net prior year development was related to long term care facilities. The unfavorable net prior year development was principally recorded for accident years 1997 through 2000. The average value of claims closed during the first several months of 2002 increased by more than 50% when compared to claims closed during 2001. In response to those trends, CNA HealthPro has reduced its writings of national for-profit nursing home chains. Excess products provided to healthcare institutions and physician coverages in a limited number of states were responsible for the remaining development in CNA HealthPro. The unfavorable net prior year development on excess products provided to institutions for accident years 1996 through 1999 resulted from increases in the size of claims experienced by these institutions. Due to the increase in the size of claims, more claims were exceeding the point at which these excess products apply. The unfavorable net prior year development on physician coverages was recorded for accident years 1999 through 2001 in Oregon, California, Arizona and Nevada. The average claim size in these states has increased by 20%, driving the change in losses.

The marine business recorded unfavorable net prior year development of approximately $65 million during 2002. Approximately $50 million of this unfavorable net prior year development was due to participation in voluntary pools. About half of the net prior year development was recorded in accident years 1999 and 2000 with the remainder attributable to accident years prior to 1999. The reserves were based on recommendations provided by the pools. Participation in many of these pools has been discontinued. The remaining net prior year development for the Marine business was due principally to unfavorable reserve development on hull and liability coverages from accident years 1999 and 2000 offset by favorable reserve development on cargo coverages recorded for accident year 2001. Reviews completed during 2002 showed additional reported losses on individual large accounts and other bluewater business that drove the unfavorable hull and liability development.

Offsetting this unfavorable net prior year development was favorable net prior year development in CNA Pro and for Enron related exposures. Programs providing professional liability coverage to accountants, lawyers and realtors primarily drove favorable net prior year development of approximately $110 million in CNA Pro. Reviews of this business completed during 2002 showed little activity for older accident years (principally prior to 1999), which reduced the need for reserves on these years. The reported losses on these programs for accident years prior to 1999 increased by approximately $5 million during 2002. This increase compared to the total reserve at the beginning of 2002 of approximately $180 million, net of reinsurance. Additionally, favorable net prior year development of $20 million was associated with the Enron settlement. The Company had established a $20 million reserve for accident year 2001 for an excess layer associated with Enron related surety losses; however the case was settled for less than the attachment point of this excess layer.

A $16 million underwriting benefit was recorded for cessions to the corporate aggregate reinsurance treaties in 2002. The benefit was comprised of $55 million of ceded losses and $39 million of ceded premium for accident year 2001.

The expense ratio increased 2.1 points due primarily to increased acquisition expenses. Expenses were unfavorably impacted by an increase in the bad debt provision for reinsurance receivables of $79 million. See the Reinsurance section of this MD&A for additional information regarding the increase in reinsurance receivables. Additionally, acquisition expenses increased as a result of an increase in certain insurance related assessments of $14 million recorded in 2003 as compared with a $1 million reduction in accruals for certain insurance-related assessments resulting from changes due to legislation, in the basis on which the assessments were calculated recorded in 2002. The impact of these items on the expense ratio was partially offset by the increased net earned premium base.

2002 Compared with 2001

Net written premiums for Specialty Lines increased $432 million and net earned premiums increased $282 million in 2002 as compared with 2001. The increase in both net written and net earned premiums was primarily due to decreased ceded premiums related to corporate aggregate and other reinsurance treaties, strong rate increases and increased new business in most lines of business, including CNA Pro and Global. The additional ceded premiums recorded in 2001 were the result of unfavorable net prior year development and the WTC event.

Net loss was $72 million in 2002 as compared with a net loss of $173 million in 2001. The improvement in 2002 net results was primarily due to decreased unfavorable net prior year development of $205 million after-tax ($316 million pretax), increased net realized investment results and improved underwriting results.

Favorable net prior year development of $13 million after-tax ($20 million pretax) was recorded in 2002 in relation to the Enron exposures previously recorded as a charge of $30 million after-tax ($46 million pretax) related to the bankruptcy filing of certain Enron entities in 2001. These 2001 charges consisted of $17 million after-tax ($26 million pretax) of losses in connection with surety exposures, including advance payment obligations bonds and $13 million after-tax ($20 million pretax) of other operating expenses in connection with collateralized debt obligations, a credit enhancement product.

In addition, net results in 2001 were also adversely impacted by $12 million after-tax ($18 million pretax) of estimated losses related to the WTC event, $6 million after-tax ($9 million pretax) for restructuring and other related charges and the better alignment of premium earnings with the emergence of claims in the vehicle warranty line of business, which reduced net results in 2001.

These improvements in net results for 2002 were partially offset by a decline in net investment income, including a $13 million after-tax ($20 million pretax) decline in limited partnership income. See the Investments section of this MD&A for further discussion of net investment income and net realized gains (losses).

The combined ratio decreased 29.9 points in 2002 as compared with 2001, and the underwriting results improved $541 million as compared with the underwriting results for 2001. The loss ratio decreased 20.4 points due principally to decreased unfavorable net prior year development recorded in 2002, improved current accident year loss ratios and rate increases across the entire book of business.

Unfavorable net prior year development of $137 million, including $68 million of net unfavorable claim and allocated claim adjustment expense reserve development and $69 million of unfavorable premium development, was recorded in 2002 for Specialty Lines. Unfavorable net prior year development of $453 million, including $415 million of net unfavorable claim and allocated claim adjustment expense reserve development and $38 million of unfavorable premium development, was recorded in 2001 for Specialty Lines. The gross carried reserve was $5,874 million and $5,668 million at December 31, 2002 and 2001. The net carried reserve was $3,373 million and $3,461 million at December 31, 2002 and 2001.

The discussion of the net prior year development recorded in 2002 was included in the “2003 compared with 2002” section above.

Approximately $300 million of unfavorable net prior year development was primarily due to adverse experience in all other lines, primarily in coverages provided to healthcare-related entities written by CNA HealthPro. The level of paid and reported losses associated with coverages provided to national long term care facilities were higher than expected. The long term care facility business had traditionally been limited to local facilities. In recent years, the Company began to provide coverage to large chains of long term care facilities. Original assumptions were that these chains would exhibit loss ratios similar to the local facilities. The most recent review of these large chains indicated an overall loss ratio in excess of 500% versus approximately 100% for the remaining business. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected. The review indicated that the average loss had increased to over $330 thousand. Prior to this review, the expectation for the average loss was approximately $250 thousand. Unfavorable net prior year development of $240 million was recorded for accident years 1997 through 2000. The remaining unfavorable net prior year development was attributable to accident years prior to 1997.

The expense ratio decreased 9.4 points as a result of the increase in earned premium base and the 2001 write-off of unrecoverable deferred acquisition costs in the vehicle warranty line of business and lower underwriting expenses due to decreased staff levels as a result of the 2001 Plan, and other expense reduction initiatives.

CNA RE

Business Overview

During October of 2003, CNA sold most of the renewal rights for all treaty business to Folksamerica Reinsurance Company (Folksamerica), a wholly owned subsidiary of White Mountains Insurance Group, Ltd. of Hamilton, Bermuda. Concurrent with the sale, CNA announced its withdrawal from the assumed reinsurance business. CNA will manage the run-off of its retained liabilities, including unearned premium reserves. Prior to the sale, CNA Re had offered treaty, facultative, and financial reinsurance while operating primarily in the United States and select global markets.

In 2002 and prior, CNA Re’s operations had also included the business of CNA Re U.K., a United Kingdom reinsurance company. On October 31, 2002, the Company completed the sale of CNA Re U.K. to Tawa UK Limited (Tawa), a subsidiary of the Artemis Group, a diversified French-based holding company. The sale included business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC. CNA Re’s U.K. subsidiaries ceased new underwriting activities in the third quarter of 2001. See the Investments section of the MD&A for further details of the sale of CNA Re U.K.

The following table details results of operations for CNA Re.

Results of Operations

Years ended December 31	2003	2002	2001
(In millions)
Net written premiums	$478	$605	$524
Net earned premiums	536	642	641
Underwriting loss	(132)	(58)	(1,048)
(Loss) income before net realized investment gains (losses)	(27)	65	(622)
Net realized investment gains (losses)	50	71	(42)
Net income (loss)	23	136	(669)
Ratios
Loss and loss adjustment expense	95.2%	78.4%	221.2%
Expense	29.5	30.7	42.4

Combined	124.7%	109.1%	263.6%

2003 Compared with 2002

Net written premiums for CNA Re decreased $127 million and net earned premiums decreased $106 million in 2003 as compared with 2002. The decrease in net written and earned premiums was due primarily to reduced levels of premium from both current and prior underwriting years. The reduction in the current year premiums was largely attributable to the October 3, 2003 decision to exit the assumed reinsurance market.

Net income decreased $113 million in 2003 as compared with 2002. The decrease in net income was primarily related to the decline in underwriting results, decreased net investment income due primarily to a reduction of invested assets resulting from the sale of CNA Re U.K., increased interest expense of $8 million after-tax ($12 million pretax) related to additional cessions to the corporate aggregate reinsurance treaties, and decreased net realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

The combined ratio increased 15.6 points and underwriting results decreased $74 million in 2003 as compared with 2002. The loss ratio increased 16.8 points due principally to increased unfavorable net prior year development and increased catastrophe losses. Catastrophe losses were $29 million in 2003 for Texas tornados, Midwest rain storms, Hurricanes Isabel and Claudette, and the California wild fires. Catastrophe losses were $17 million in 2002. The expense ratio improved 1.2 points primarily due to the absence of the unfavorable expense ratio impact from CNA Re U.K. and lower acquisition expenses that were the result of a ceded profit commission payable due to the cancellation of a catastrophe reinsurance cover.

Unfavorable net prior year development of $149 million, including $118 million of net unfavorable claim and allocated claim adjustment expense reserve development and $31 million of unfavorable premium development, was recorded in 2003 for CNA Re. Unfavorable net prior year development of $43 million, including $86 million of unfavorable claim and allocated claim adjustment expense reserve development and $43 million of favorable premium development, was recorded in 2002. The gross and net carried claim and claim adjustment expense reserves were $2,288 million and $1,257 million at December 31, 2003. The gross and net carried claim and claim adjustment expense reserves for CNA Re were $2,264 million and $1,362 million at December 31, 2002.

The following discusses net prior year development for CNA Re recorded in 2003.

The unfavorable net prior year development for 2003 was primarily a result of a general change in the pattern of how losses change over time as reported by the companies that purchased reinsurance from

CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and have a similar effect on several lines of business. Approximately $67 million unfavorable net prior year development recorded in 2003 was related to proportional liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2001. Approximately $32 million of unfavorable net prior year development recorded in 2003 was related to assumed financial reinsurance for accident years 2001 and prior and approximately $24 million of unfavorable net prior year development related to professional liability exposures in accident years 2001 and prior.

CNA Re recorded an additional $15 million of unfavorable net prior year development for construction defect related exposures. Because of the unique nature of this exposure, losses have not followed expected development patterns. The continued reporting of claims in California, the increase in the number of claims from states other than California and a review of individual ceding companies’ exposure to this type of claim resulted in an increase in the estimated reserve.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25 million was recorded primarily for directors and officers exposures. The unfavorable net prior year development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The unfavorable net prior year development recorded was for accident years 2000 and 2001.

The following premium and claim and allocated claim adjustment expense development, was recorded in 2003 as a result of the elimination of deficiencies and redundancies in the reserve positions of individual products within the segment. Unfavorable net prior year premium and claim and allocated claim adjustment expense development of approximately $42 million related to Surety exposures, $32 million related to excess of loss liability exposures and $12 million related to facultative liability exposures were recorded in the third quarter of 2003.

Offsetting this unfavorable net prior year development was approximately $55 million of favorable net prior year development related to the WTC event as well as a $45 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in 2003. The benefit from cessions to the corporate aggregate reinsurance treaties was comprised of $102 million of ceded losses and $57 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion of the Company’s aggregate reinsurance treaties.

The following discusses net prior year development for CNA Re recorded in 2002.

The unfavorable net prior year development recorded in 2002 was the result of an actuarial review completed during 2002 and was primarily recorded in the directors and officers, professional liability errors and omissions, and surety lines of business. Several large losses, as well as continued increases in the overall average size of claims for these lines, have resulted in higher than expected loss ratios.

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

A $32 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties in 2002. The benefit was comprised of $93 million of ceded losses and $61 million of ceded premiums for accident year 2001.

Recent concerns about reinsurance security, prompted in part by rating agency downgrades of several reinsurers’ financial strength ratings, have impacted the reinsurance marketplace. Many ceding companies are seeking provisions for the collateralization of assumed reserves in the event of a financial strength ratings downgrade or other triggers. Before exiting the reinsurance market, CNA Re had been impacted by this trend and had entered into several contracts with rating or other triggers. See the Ratings section of this MD&A for more information.

2002 Compared with 2001

Net written premiums for CNA Re increased $81 million in 2002 as compared with 2001. Net earned premiums increased $1 million in 2002 as compared with 2001. Net written premiums increased in 2002 principally as a result of decreased ceded premiums related to the corporate aggregate and other reinsurance treaties, clients increasing their premium writings, achieved rate increases, an increase in new business and $25 million related to the sale of CNA Re U.K. The additional ceded premiums recorded in 2001 were primarily due to the additional cessions related to increased unfavorable net prior year development and the WTC event. These increases were partially offset by the 2001 decision to cease new and renewal business writings at CNA Re U.K. and the absence of $89 million of reinstatement premiums related to the WTC event.

Net income was $136 million in 2002 as compared with a net loss of $669 million in 2001. The improvement in net results in 2002 was primarily due to decreased unfavorable net prior year development of $453 million after-tax ($697 million pretax) and increased net realized investment gains.

In addition, net results in 2001 were adversely impacted by $176 million after-tax ($271 million pretax) due to estimated losses related to the WTC event, $22 million in after-tax ($34 million pretax) Enron-related losses, primarily for reinsurance of surety obligations, and $6 million after-tax ($9 million pretax) for restructuring and other related charges.

The combined ratio decreased 154.5 points in 2002 as compared with 2001, and underwriting results improved $990 million. The loss ratio decrease of 142.8 points was principally due to lower net prior year development in 2002 as compared with 2001. The 2001 unfavorable net prior year development includes a $160 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development for prior underwriting year reserves for CNA Re U.K.

Unfavorable net prior year development of $43 million, including $86 million of net unfavorable claim and allocated claim adjustment expense reserve development and $43 million of favorable premium development, was recorded in 2002 for CNA Re. Unfavorable net prior year development of $740 million, including $759 million of net unfavorable claim and allocated claim adjustment expense reserve development and $19 million of favorable premium development, was recorded in 2001 for CNA Re. The gross carried reserve was $2,264 million and $4,644 million at December 31, 2002 and 2001. The net carried reserve was $1,362 million and $3,013 million at December 31, 2002 and 2001. At the sale date, the gross and net carried reserves related to CNA Re U.K. were $2,092 million and $1,316 million. At December 31, 2001, the gross and net carried reserves related to CNA Re U.K. were $2,367 million and $1,265 million.

The discussion of the net prior year development recorded in 2002 was included in the “2003 compared with 2002” section above.

An analysis of assumed reinsurance business written by CNA Re showed that the paid and reported losses for recent accident years were higher than expectations, which resulted in management recording unfavorable net prior year development of approximately $690 million. Because of the long and variable reporting pattern associated with assumed reinsurance as well as uncertainty regarding possible changes in the reporting methods of the ceding companies, the carried reserves for assumed reinsurance were based mainly on the pricing assumptions until experience emerged to show that the pricing assumptions are no longer valid. The reviews completed during 2001, including analysis at the individual treaty level, showed that the pricing assumptions were no longer appropriate. The classes of business with the most significant changes included excess of loss liability, professional liability and proportional and retrocessional property. Approximately $470 million of unfavorable net prior year development was from accident years 1998 through 2000, and approximately $150 million was from accident years 1996 and 1997. The remaining $70 million of unfavorable net prior year development was attributable to accident years prior to 1996.

A $32 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties in 2001, comprised of $57 million of ceded losses and $25 million of ceded premiums for accident year 1999.

The expense ratio decreased 11.7 points primarily as a result of a shift in business mix resulting in lower commission rates and a reduction in underwriting expenses relative to the earned premium base.

GROUP OPERATIONS

Business Overview

Group Operations provided group health insurance and investment products and services to employers, affinity groups and other entities that purchase insurance as a group.

On December 31, 2003, CNA completed the sale of the majority of its Group Benefits business to Hartford. The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. Consideration from the sale was approximately $530 million, of which $485 million was received on December 31, 2003, resulting in an after-tax realized investment loss on the sale of $130 million during 2003. See Note P of the Consolidated Financial Statements included under Item 8 for further information.

During February of 2004, CNA announced the decision to cease new sales in its institutional markets business. CNA will continue to accept new deposits and premiums only from existing customers and will service its existing commitments. This business will be managed as a run-off operation. CCC will provide credit enhancement to Continental Assurance (CAC) for certain of CAC’s investment and specialty medical products.

During 2003, CNA also ceased new sales in its group long term care business. CNA will continue to service its existing commitments, but new written premiums will be minimal.

Group Operations included three principal business units: Group Benefits, Federal Markets and Institutional Markets and Other, which includes results from businesses that CNA exited prior to 2002, including retail variable life and annuities and life reinsurance.

Group Benefits offered group long term care and specialty medical products and related services. Prior to the sale to Hartford, products had been marketed through a nationwide operation of 31 sales offices, third-party administrators, managing general agents and insurance consultants. See Note P of the Consolidated Financial Statements included under Item 8 for further details of this transaction.

Federal Markets provided health insurance benefits to federal employees, retirees and their families, insuring nearly one million members under the Mail Handlers Plan. On July 1, 2002, the Company sold its federal health plan administrator, Claims Administration Corporation, and transferred the Mail Handlers Plan to First Health Group. As a result of this transaction, the Company recognized a $7 million pretax realized loss on the sale of Claims Administration Corporation and $15 million of pretax non-recurring fee income related to the transfer of the Mail Handlers Plan.

Institutional Markets and Other is a provider of annuities and investment products to pension plan sponsors and other institutional customers. The products include traditional and synthetic guaranteed investment contracts (GICs), indexed contracts, group annuities and funding agreements. CNA offers an Index 500 product, which is a guaranteed investment contract that is indexed to the performance of the Standard & Poor’s 500® (S&P 500®) Index.

Also within Group Operations is CNA Trust, a limited operations bank located in Costa Mesa, California, which provides full trustee and pension third-party administrative services to the under 500-life employer markets. Products include qualified and non-qualified plans and IRAs.

The variable products business was exited in the fourth quarter of 2001. In July of 2002, the Company entered into an agreement, whereby The Phoenix Companies, Inc. acquired the variable life and annuity business of VFL through a coinsurance arrangement, with modified coinsurance on the separate accounts.

The following table details results of operations for Group Operations.

Operating Results

Years ended December 31	2003	2002	2001
(In millions)
Net earned premiums	$1,312	$2,327	$3,378
Income before net realized investment gains	100	104	22
Net realized investment (losses) gains	(131)	(39)	37
Net (loss) income	(31)	65	58

2003 Compared with 2002

Net earned premiums for Group Operations decreased $1,015 million in 2003 as compared with 2002. The decrease in net earned premiums was due primarily to the transfer of the Mail Handlers Plan. The Mail Handlers Plan contributed net earned premiums of $1,151 million in 2002. These premiums were partially offset by premium growth in the disability, specialty medical, life and accident and long term care products within Group Benefits due to increased new sales and rate increases.

Net income decreased by $96 million in 2003 as compared with 2002. The decrease in net income related primarily to increased net realized investment losses including a $130 million after-tax ($176 million pretax) loss on the sale of the Group Benefits business, the absence of net income related to the Mail Handlers Plan, including the non-recurring fee income received from First Health Group in the third quarter of 2002 and a change in the discount rate on prior year disability and life waiver of premium reserves from 6.5% to 6.0%, resulting in a $14 million after-tax ($22 million pretax) decrease in net income. The change in discount rate reflects the decreasing portfolio yield and the current investment environment. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses). These items were partially offset by the absence of unfavorable net results related to the variable products business which was sold to The Phoenix Companies, Inc. in the third quarter of 2002, improved operating results in the single premium group annuity product, increased favorable net prior year development related to a $7 million after-tax release of WTC event reserves, favorable results in the specialty medical line, and the impact of premium growth within Group Benefits.

2002 Compared with 2001

Net earned premiums for Group Operations decreased $1,051 million for 2002 as compared with 2001. This decline was due primarily to the transfer of the Mail Handlers Plan partially offset by an increase in premiums in the disability and long term care products within Group Benefits. Net earned premiums for the Mail Handlers Plan were $1,151 million as compared with $2,218 million in 2001.

Net income increased by $7 million in 2002 as compared with 2001. Included in the 2001 results were $35 million after-tax ($53 million pretax) of losses related to the WTC event and $27 million after-tax ($42 million pretax) related to restructuring and other related charges. The improvement in net income also was due to growth in the disability and long term care products, increased net investment income and diminished losses due to the exit of unprofitable variable life and annuity lines of business. Net results also improved due to favorable net prior year development relating to the WTC event of $4 million after-tax ($6 million pretax) recorded in 2002. Partially offsetting these improvements was unfavorable reserve strengthening in Group Benefits due to unfavorable mortality trends and increased net realized losses in 2002. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

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

In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re for approximately $690 million. The business sold includes term, universal and permanent life insurance policies and individual annuity products. The transaction is expected to be completed on or before March 31, 2004, subject to certain customary closing conditions and regulatory approvals. See Note T of the Consolidated Financial Statements included under Item 8 for further information.

Also, in February of 2004, CNA ceased new sales in its structured settlement business, but will continue to service its existing commitments. This business will be managed as a run-off operation.

During the second quarter of 2003, the Company completed a review of its individual long term care product offerings. The focus of the review was to determine whether the current products provide adequate pricing flexibility under the range of reasonably possible claims experience levels. Based on the review and current market conditions, the Company decided to significantly reduce new sales of this product and certain infrastructure costs.

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

The following table details results of operations for Life Operations.

Operating Results

Years ended December 31	2003	2002	2001
(In millions)
Net earned premiums	$1,029	$930	$873
Income before net realized investment gains	45	94	63
Net realized investment gains (losses)	23	(74)	102
Net income (loss)	68	(23)	173

2003 Compared with 2002

Net earned premiums for Life Operations increased $99 million in 2003 as compared with 2002. The increase in net earned premiums was due primarily to higher sales of structured settlement annuities, growth in life insurance products and rate increases on the individual long term care product inforce blocks, partially offset by declines in new business primarily due to exiting the individual long term care market.

Net income increased by $91 million in 2003 as compared with 2002. The increase in net results related primarily to increased net realized investment gains, improvement in net results for life settlement contracts, and the absence of the cumulative effect of a change in accounting principle of $8 million recorded in 2002 relating to the write-down of impaired goodwill. Partially offsetting these items were increases in individual long term care reserves of $4 million after-tax ($7 million pretax) due to increased severity and claim frequency. The increase in reserves for individual long term care was $42 million pretax in 2003 as compared with $35 million pretax in 2002. Also partially offsetting the improvements was the write-off of capitalized software costs of $8 million pretax, lower net investment income, and severance costs of $3 million after-tax ($4 million pretax) related to the individual long term care product. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

2002 Compared with 2001

Net earned premiums increased $57 million in 2002 as compared with 2001 attributable primarily to growth in the individual long term care product partially offset by sales declines in structured settlement annuities.

Net income decreased by $196 million in 2002 as compared with 2001. The decrease in net income related primarily to increased net realized investment losses, the cumulative effect of a change in accounting principle of $8 million after-tax recorded in 2002 relating to write-down of impaired goodwill, and a $35 million after-tax loss from discontinued operations for the sale of CNA Vida. Included in the 2001 results were $19 million after-tax ($29 million pretax) related to restructuring and other related charges and $14 million after-tax ($22 million pretax) related to the WTC event. Net results decreased due primarily to net reserve strengthening for individual long term care of $23 million after-tax ($35 million pretax), unfavorable individual long term care morbidity and increased costs related to the life settlement business in 2002. These decreases were partially offset by higher net investment income, a decrease in reinsurance charges, favorable net prior year development relating to the WTC event of $10 million after-tax ($15 million pretax) recorded in 2002 as compared with 2001.

CORPORATE AND OTHER

Overview

The Corporate and Other segment is principally comprised of losses and expenses related to the centralized adjusting and settlement of APMT claims, certain run-off insurance and non-insurance operations and other operations.

APMT consists of the losses and expenses related to the centralized adjusting and settlement of APMT claims. See the Asbestos and Environmental Pollution and Mass Tort Reserves section on the following pages for a description of APMT reserves.

Run-off insurance operations consists of personal insurance, entertainment insurance, agriculture insurance, group reinsurance and other financial lines as well as the direct financial guarantee business underwritten by CNA’s insurance affiliates and other insurance run-off operations. Run-off insurance operations also include assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health coverages (IGI Program).

On October 1, 1999, CNA sold to The Allstate Corporation (Allstate) substantially all of CNA’s personal insurance lines of business. Concurrent with the sale, CNA entered into a retroactive reinsurance agreement with Allstate that covers losses occurring prior to the date of sale.

Other operations also include interest expense on corporate borrowings, asbestos claims related to Fibreboard Corporation and the operations of CNA UniSource and inter-company eliminations.

CNA UniSource provided human resources, information technology, payroll processing and professional employer organization services. During 2002, the Company decided to exit the lines of business provided by CNA UniSource, ceased providing professional employer organization services and ceased payroll processing services.

The following table details operating results for the Corporate and Other segment.

Operating Results

Years ended December 31	2003	2002	2001
(In millions)
Revenues	$50	$188	$338
Net (loss)	(739)	(92)	(1,001)

2003 Compared with 2002

Revenues decreased $138 million in 2003 as compared with 2002. The decrease in revenues was due primarily to reduced revenues from CNA UniSource and reduced net earned premiums in group reinsurance of $117 million, partially offset by increased pretax realized investment gains of $45 million and increased limited partnership income of $32 million.

Net results declined $647 million in 2003 as compared with 2002. The decrease in net results was due primarily to a $554 million after-tax ($854 million pretax) increase in unfavorable net prior year development primarily regarding APMT, a $44 million after-tax ($67 million pretax) increase in ULAE reserves, a $10 million after-tax ($15 million pretax) increase in certain insurance related assessments, and a $151 million after-tax ($232 million pretax) increase in the bad debt provision for reinsurance receivables. The 2003 net results were favorably impacted by increased net realized investment gains of $29 million after-tax ($45 million pretax) and the absences of $40 million after-tax ($62 million pretax) of eBusiness expenses and an $18 million after-tax ($27 million pretax) reduction of the accrual for restructuring and other related charges. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

Unfavorable net prior year development of $875 million, including $881 million of unfavorable claim and allocated claim adjustment expense reserve development and $6 million of favorable premium development, was primarily driven by unfavorable net prior year development of $795 million related to APMT discussed below. Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $50 million was recorded related to the Company’s past participation in several insurance pools which is part of the group reinsurance run-off business. Unfavorable net prior year development of $21 million, including $23 million of unfavorable claim and allocated claim adjustment expense reserve development, and $2 million of favorable premium development, was recorded in 2002. The gross carried claim and claim adjustment expense reserve was $7,046 million and $4,847 million at December 31, 2003 and 2002. The net carried claim and claim adjustment expense reserve was $2,624 million and $2,002 million for December 31, 2003 and 2002.

The following discussion of unfavorable net prior year development includes net unfavorable claim and allocated claim adjustment expense reserve development and unfavorable premium development recorded in 2002 for Corporate and Other.

Personal insurance recorded unfavorable net prior year development of $35 million in 2002 on accident years 1997 through 1999. The unfavorable net prior year development was principally due to continuing policyholder defense costs associated with remaining open personal insurance claims. The unfavorable net prior year development was partially offset by favorable reserve development on other run-off business driven principally by financial and mortgage guarantee coverages from accident years 1997 and prior. The favorable net prior year development on financial and mortgage guarantee coverages resulted from a review of the underlying exposures and the outstanding losses, which showed that salvage and subrogation continues to be collected on these types of claims, thereby reducing estimated future losses net of anticipated reinsurance recoveries.

In accordance with the retroactive reinsurance agreement with Allstate, CNA shares in indemnity and must begin to reimburse Allstate for claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1 billion at the date of sale. The Company’s remaining obligation valued under this loss sharing provision as of October 1, 2003 will be settled, under a time schedule established by the parties, by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies exceeded $1 billion during the second quarter of 2003. The Company has established reserves for its estimated liability under this loss sharing arrangement.

2002 Compared with 2001

Total revenues decreased $150 million in 2002 as compared with 2001. This decrease was due primarily to reduced revenues for CNA UniSource, due to the exit of this business, reduced net investment income and pretax realized investment gains partially offset by increased net earned premiums in group reinsurance.

Net results increased by $909 million in 2002 as compared with 2001. Net results improved in 2002 as compared with 2001 primarily due to decreased unfavorable net prior year development of $846 million after-tax ($1,301 million pretax), reduced expenses for eBusiness initiatives, improved results for group reinsurance and a $17 million after-tax ($27 million pretax) reduction in the accrual for restructuring and other related charges recorded in 2002. In addition, net results in 2001 was adversely impacted by $77 million after-tax ($119 million pretax) of restructuring and other related charges and $17 million after-tax ($27 million pretax) of estimated losses related to the WTC event for group reinsurance.

These increases were offset by lower net investment results, principally resulting from a $6 million after-tax ($9 million pretax) decline in limited partnership income, higher losses related to the run-off of CNA UniSource and severance and other costs related to changes in senior management in 2002.

Unfavorable net prior year development of $21 million, including $23 million of net unfavorable claim and allocated claim adjustment expense reserve development and $2 million of favorable premium development, was recorded in 2002 for Corporate and Other. Unfavorable net prior year development of $1,322 million, including $1,313 million of net unfavorable claim and allocated claim adjustment expense reserve development and $9 million of unfavorable premium development, was recorded in 2001 for Corporate and Other. The gross carried claim and claim adjustment expense reserve was $4,847 million and $5,043 million at December 31, 2002 and 2001. The net carried claim and claim adjustment expense reserve was $2,002 million and $2,110 million at December 31, 2002 and 2001.

The unfavorable net prior year development recorded in 2001 was primarily attributable to $1,241 million of unfavorable net prior year development related to APMT.

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; enactment of national federal legislation to address asbestos claims; a further increase in asbestos and environmental pollution claims which cannot now be anticipated; increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental pollution claims.

CNA regularly performs ground up reviews of all open APMT claims to evaluate the adequacy of the Company’s APMT reserves. In performing its comprehensive ground up analysis, the Company considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of the Company, and its actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

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

Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to the Company’s business, results of operations, equity, and insurer financial strength and debt ratings. Due to, among other things, the factors described above, it may be necessary for the Company to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

The following table provides data related to CNA’s asbestos and environmental pollution and mass tort claim and claim adjustment expense reserves.

Asbestos and Environmental Pollution and Mass Tort Reserves

	December 31, 2003		December 31, 2002

		Environmental		Environmental
		Pollution and Mass		Pollution and Mass
	Asbestos	Tort	Asbestos	Tort
(In millions)
Gross reserves	$3,347	$839	$1,758	$830
Ceded reserves	(1,580)	(262)	(512)	(313)

Net reserves	$1,767	$577	$1,246	$517

Asbestos

CNA’s property and casualty insurance subsidiaries have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves limitations such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims.

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

Several factors are, in management’s view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities who are now bankrupt are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. The ultimate impact or success of this tactic remains uncertain. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards for injury, exposure, and causation. This also presents the potential for exhausting policy limits in an accelerated fashion.

As a result of bankruptcies and insolvencies, management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003.

As of December 31, 2003 and 2002, CNA carried approximately $1,767 million and $1,246 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable asbestos-related net claim and claim adjustment expense reserve development for 2003, 2002 and 2001 amounted to $642 million, $0 and $773 million. The Company paid asbestos-related claims, net of reinsurance, of $121 million, $21 million and $171 million during the years ended December 31, 2003, 2002 and 2001.

The Company recorded $1,826 million and $642 million in unfavorable gross and net asbestos prior year development for 2003, principally due to potential losses from policies issued by CNA with high attachment points, which previous exposure analysis indicated would not be reached. As part of its review completed in the third quarter of 2003, the Company examined the claims filing trends and the projected erosion rates of underlying primary and lower excess insurance on open asbestos accounts to determine timeframes within which high excess policies issued by CNA could be reached. Elevated claims volumes, together with certain adverse court decisions affecting rapidity by which asbestos claims are paid supported the conclusion that excess policies with high attachment points previously thought not to be exposed may now potentially be exposed.

In 2001, CNA noted the continued emergence of adverse loss experience across several lines of business related to prior years. With respect to asbestos reserves, throughout 2000, and into 2001, CNA experienced significant increases in new asbestos bodily injury claims. In light of this development, CNA formed the view that payments for asbestos claims could be higher in future years than previously estimated. Moreover, in late 2000 through mid-2001, industry sources such as rating agencies and actuarial firms released analyses and studies commenting on the increase in claim volumes and other asbestos liability developments.

Also in the 2000 to 2001 time period, a number of significant asbestos defendants filed for bankruptcy, increasing the likelihood that excess layers of insurance coverage could be called upon to indemnify policyholders and creating the potential that novel legal doctrines could be employed. These developments led the Company to the conclusion that its asbestos reserves required strengthening of $773 million in 2001.

The Company has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At December 31, 2002, CNA had four structured settlement agreements with a reserve of $118 million, net of reinsurance. Since December 31, 2002, CNA has resolved five additional asbestos accounts through structured settlement agreements. At December 31, 2003, CNA has structured settlement agreements with nine of its policyholders for which it has future payment obligations with a reserve, net of reinsurance, of $188 million related to remaining payment obligations under these agreements. As to the nine structured settlement agreements existing at December 31, 2003, payment obligations under those settlement agreements are projected to terminate in 2016.

In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At December 31, 2002, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts and had recorded a reserve of $28 million, net of reinsurance, related to its remaining Wellington obligations. At December 31, 2003, with respect to these five remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and had a recorded reserve of $23 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At December 31, 2002, the Company had estimated its exposure for its twenty-three coverage in place agreements at $66 million, net of reinsurance. As of December 31, 2003, CNA had negotiated thirty-two such agreements. Coverage in place agreements are evaluated based on claims filings trends and severities. Due to adverse claims trends described in this section, management has increased its estimate of exposure under current coverage in place agreements. The Company has evaluated these commitments and the expected reinsurance recoveries under these agreements and has recorded a reserve of $109 million, net of reinsurance, related to coverage in place agreements as of December 31, 2003.

The Company categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. The Company made closing large accounts a significant management priority. At December 31, 2002, the Company had 150 large accounts with a reserve of $220 million, net of reinsurance. At December 31, 2003, CNA has 160 large accounts with a collective reserve of $405 million, net of reinsurance. Large accounts are typically accounts that have been long identified as significant asbestos exposures. In its most recent ground up reserve study, the Company observed that underlying layers of primary, umbrella and lower layer excess policies were exhausting at accelerated rates due to increased claims volumes, claims severities and increased defense expense incurred in litigating claims. Those accounts where the Company had issued high excess policies were evaluated in the study to determine potential impairment of the high excess layers of coverage. Management concluded that high excess coverage previously thought not to be exposed could potentially be exposed should current adverse claim trends continue.

Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At December 31, 2002, the Company had 939 small accounts with recorded reserves of $90 million, net of reinsurance. At December 31, 2003, CNA has 1,065 small accounts, approximately 84% of its total active asbestos accounts and has increased its collective reserve to $147 million, net of reinsurance, as of December 31, 2003. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs’ attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and nevertheless must be defended by CNA under its policies. As claims filings continue to increase, costs incurred in defending small accounts are expected to increase.

The Company also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At December 31, 2002, CNA had recorded a $91 million reserve related to these asbestos liabilities arising from the Company’s assumed reinsurance obligations and CNA’s participation in pools, including Excess & Casualty Reinsurance Association (ECRA). At December 31, 2003, CNA has increased the reserves to $157 million, net of reinsurance, related to these liabilities.

At December 31, 2003, CNA’s unassigned incurred but not reported (IBNR) reserve for asbestos was $684 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders. At December 31, 2002, the unassigned IBNR reserve was $578 million, net of reinsurance.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at December 31, 2003 and 2002.

Pending Asbestos Accounts and Associated Reserves

		Net paid losses	Net Asbestos	Percent of
	Number of	(recoveries)	reserves	Asbestos
	policyholders	(In millions)	(In millions)	Net Reserves
At December 31, 2003
Policyholders with settlement agreements
Structured Settlements	9	$20	$188	11%
Wellington	5	2	23	1
Coverage in place	32	40	109	6
Fibreboard	1	1	54	3

Total with settlement agreements	47	63	374	21

Other policyholders with active accounts
Large asbestos accounts	160	35	405	23
Small asbestos accounts	1,065	16	147	8

Total other policyholders	1,225	51	552	31

Assumed reinsurance and pools	–	7	157	9
Unassigned IBNR	–	–	684	39

Total	1,272	$121	$1,767	100%

Pending Asbestos Accounts and Associated Reserves

		Net paid losses	Net Asbestos	Percent of
	Number of	(recoveries)	reserves	Asbestos
	policyholders	(In millions)	(In millions)	Net Reserves
At December 31, 2002
Policyholders with settlement agreements
Structured Settlements	4	$12	$118	10%
Wellington	5	–	28	3
Coverage in place	23	(15)	66	5
Fibreboard	1	1	55	4

Total with settlement agreements	33	(2)	267	22

Other policyholders with active accounts
Large asbestos accounts	150	(8)	220	18
Small asbestos accounts	939	16	90	7

Total other policyholders	1,089	8	310	25

Assumed reinsurance and pools	–	15	91	7
Unassigned IBNR	–	–	578	46

Total	1,122	$21	$1,246	100%

Some asbestos-related defendants have asserted that their policies issued by CNA are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. The Company has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, the Company aggressively litigates the claim. Adverse developments with respect to such matters could have a material adverse effect on CNA’s results of operations and/or equity.

Certain asbestos litigation in which CNA is currently engaged is described below:

On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow — Liptak Corporation. Under the agreement, CNA is required to pay $74 million, net of reinsurance recoveries, over a ten year period. The settlement resolves CNA’s liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow — Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement has received initial bankruptcy court approval and CNA expects to procure confirmation of a bankruptcy plan containing an injunction to protect CNA from any future claims.

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

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 73,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, which even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio action, plaintiffs allege the defendants negligently performed duties undertaken to protect the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio)). Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). Many of the Texas claims have been dismissed as time-barred by the applicable statute of limitations. In other claims, the Texas court recently ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. The time period for filing an appeal of this ruling has not expired and it remains uncertain whether the plaintiffs’ will continue to pursue their causes of action.

CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. A direct action has also been filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy.

CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA’s business, insurer financial strength and debt ratings, and results of operations and/or equity.

As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any CNA excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of management and consideration of many complex factors, including:

•	inconsistency of court decisions, jury attitudes and future court decisions

•	specific policy provisions

•	allocation of liability among insurers and insureds

•	missing policies and proof of coverage

•	the proliferation of bankruptcy proceedings and attendant uncertainties

•	novel theories asserted by policyholders and their counsel

•	the targeting of a broader range of businesses and entities as defendants

•	the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims

•	volatility in claim numbers and settlement demands

•	increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims

•	the efforts by insureds to obtain coverage not subject to aggregate limits

•	long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims

•	medical inflation trends

•	the mix of asbestos-related diseases presented, and

•	the ability to recover reinsurance.

The Company is also monitoring possible legislative reforms, including the possible creation of a national privately financed trust, which if established through federal legislation, could replace litigation of asbestos claims with payments to claimants from the trust. It is uncertain at the present time whether such legislation will be enacted or, if it is, what will be the terms and conditions of its establishment or its impact on the Company.

Environmental Pollution and Mass Tort

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfunds) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (PRPs). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so and assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,200 cleanup sites have been identified by the Environmental Protection Agency (EPA) and included on its National Priorities List (NPL). State authorities have designated many cleanup sites as well.

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

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

As of December 31, 2003 and 2002, CNA carried approximately $577 million and $517 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. Unfavorable net prior year environmental pollution and mass tort claim and claim adjustment expense reserve development for the years ended December 31, 2003 and 2001 amounted to $153 million and $468 million. There was no unfavorable net prior year environmental pollution and mass tort claim and claim adjustment expense reserve development for the year ended December 31, 2002. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $93 million, $116 million and $203 million for years ended December 31, 2003, 2002 and 2001.

CNA recorded $73 million in unfavorable net prior year environmental pollution development in 2003. This increase was in part due to the emergence of certain negative legal developments, including several court decisions which have reduced the effectiveness of the absolute pollution exclusion by limiting its application to traditional industrial pollution, and which have increased the scope of damages compensable under policies of insurance and the emergence of Natural Resource Damage claims under the Superfund and other federal statutes.

CNA has made resolution of large environmental pollution exposures a management priority. The Company has resolved a number of its large environmental accounts by negotiating settlement agreements. In its settlements, CNA sought to resolve those exposures and obtain the broadest release language to avoid future claims from the same policyholders seeking coverage for sites or claims that had not emerged at the time CNA settled with its policyholder. While the terms of each settlement agreement vary, CNA sought to obtain broad environmental releases that include known and unknown sites, claims and policies. The broad scope of the release provisions contained in those settlement agreements should, in many cases, prevent future exposure from settled policyholders. It remains uncertain, however, whether a court interpreting the language of the settlement agreements will adhere to the intent of the parties and uphold the broad scope of language of the agreements.

The Company classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At

December 31, 2003, CNA has a structured settlement agreement with one of its policyholders for which it has future payment obligations with a recorded reserve of $12 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At December 31, 2003, CNA had negotiated six such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. At December 31, 2003, CNA has a recorded reserve of $8 million reserve, net of reinsurance, related to coverage in place agreements.

The Company categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. CNA has 144 large accounts with a collective reserve of $86 million, net of reinsurance, at December 31, 2003. The Company has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. CNA has 432 small accounts with a collective reserve of $53 million, net of reinsurance, at December 31, 2003.

The Company also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA. At December 31, 2003, CNA has a reserve of $38 million related to these liabilities.

At December 31, 2003, CNA’s unassigned IBNR reserve for environmental pollution was $197 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The chart below depicts CNA’s overall pending environmental pollution accounts and associated reserves at December 31, 2003.

				Percent of
		Total Paid	Environmental	Environmental
	Number of	in 2003	Pollution Reserves	Pollution Net
	Policyholders	(Net)	12/31/03 (Net)	Reserve

Policyholders with Settlement Agreements
Structured Settlements	1	$17	$12	3%
Coverage In Place	6	3	8	2%

Total with Settlement Agreements	7	20	20	5%
Other Policyholders with Active Accounts
Large Pollution Accounts	144	21	86	22%
Small Pollution Accounts	432	14	53	13%

Total Other Policyholders	576	35	139	35%
Assumed Reinsurance & Pools		2	38	10%
Unassigned IBNR			197	50%

Total	583	$57	$394	100%

The Company recorded $80 million in unfavorable mass tort net prior year development in 2003, due in part to the elevated volume of silica claims. In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. The most significant silica exposures identified to date include a relatively small number of accounts with significant numbers of new claims and substantial insurance limits issued by the Company. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liability, impede the Company’s ability to establish claim and claims adjustment expense reserves.

In 2001, CNA noted the continued emergence of adverse loss experience across several lines of business related to prior years. With respect to environmental pollution and mass tort reserves, commencing in 2000 and continuing into the first and second quarters of 2001, CNA received a number of new reported claims, some of which involved declaratory judgment actions premised on court decisions purporting to expand insurance coverage for pollution claims. In these decisions, several courts adopted rules of insurance policy interpretation which established joint and several liability for insurers consecutively on a risk during a period of alleged property damage; and in other instances adopted interpretations of the “absolute pollution exclusion,” which weakened its effectiveness in most circumstances. In addition to receiving new claims and declaratory judgment actions premised upon these unfavorable legal precedents, these court decisions also impacted CNA’s pending environmental pollution and mass tort claims and coverage litigation. During the Spring of 2001, CNA reviewed specific claims and litigation, as well as general trends, and concluded reserve strengthening in this area was necessary.

In the area of mass torts, several well-publicized verdicts arising out of bodily injury cases related to allegedly toxic mold led to a significant increase in mold-related claims in 2000 and the first half of 2001. CNA’s reserve increase in the second quarter of 2001 was caused in part by this increased area of exposure.

INVESTMENTS

Net Investment Income

The significant components of net investment income are presented in the following table.

Net Investment Income

Years ended December 31	2003	2002	2001
(In millions)
Fixed maturity securities	$1,651	$1,854	$1,824
Short term investments	63	62	135
Limited partnerships	221	(34)	47
Equity securities	19	66	37
Interest on funds withheld and other deposits	(344)	(239)	(241)
Other	85	81	112

Gross investment income	1,695	1,790	1,914
Investment expense	(48)	(60)	(58)

Net investment income	$1,647	$1,730	$1,856

The Company experienced lower net investment income in 2003 as compared with 2002. This decrease was due primarily to lower investment yields on fixed maturity securities and increased costs on funds withheld and other deposits. The interest costs on funds withheld and other deposits increased principally as a result of additional cessions to the corporate aggregate reinsurance and other treaties due to adverse net prior year development recorded in 2003. See the Reinsurance section of the MD&A for additional information for interest costs on funds withheld and other deposits, which is included in net investment income. This decrease in net investment income in 2003 was partially offset by increased limited partnership income. Limited partnership income increased as a result of improving equity markets and favorable conditions in the fixed income markets.

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

The bond segment of the investment portfolio yielded 5.1% in 2003, 6.0% in 2002 and 6.4% in 2001.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) are presented in the following table.

Net Realized Investment Gains (Losses)

Years ended December 31	2003	2002	2001
(In millions)
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$(70)	$392	$233
Corporate and other taxable bonds	380	(557)	(5)
Tax-exempt bonds	97	48	54
Asset-backed bonds	42	36	75
Redeemable preferred stock	(12)	(28)	(21)

Total fixed maturity securities	437	(109)	336
Equity securities	114	(158)	1,095
Derivative securities	78	(52)	(5)
Short-term investments	3	12	(2)
Other, including dispositions of businesses	(168)	53	(147)

Total realized investment gains (losses)	464	(254)	1,277
Allocated to participating policyholders’ and minority interests	(4)	2	(15)
Income tax (expense) benefit	(175)	103	(446)

Net realized investment gains (losses)	$285	$(149)	$816

Net realized investment results increased $434 million after-tax in 2003 as compared with 2002. This change was due primarily to a reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities and increased realized results related to fixed maturity, equity and derivative securities. Partially offsetting these increases in net realized investment gains was a $130 million after-tax loss resulting from the sale of the Group Benefits business. See the Group Operations section of the MD&A for additional information on the sale of the Group Benefits business. Impairment losses of $209 million after-tax were recorded in 2003 across various sectors including the airline, healthcare and energy industries. Impairment losses of $578 million after-tax were recorded primarily in the telecommunications sector in 2002.

Net realized investment results decreased $965 million after-tax in 2002 as compared with 2001. This decline was due primarily to the change in net realized gains (losses) on corporate and other taxable bonds and equity securities. The $359 million after-tax increase in realized loss of corporate and other taxable bonds relates primarily to impairment charges of $421 million after-tax recorded in various market sectors, the most significant being the telecommunication sector. The $814 million after-tax change in net realized gains (losses) of equity securities relates primarily to the Company’s 2001 gain of $647 million after-tax for the sale of Global Crossing Ltd. common stock (Global Crossing) and closing of the related hedge agreements. Also, during 2002, CNA completed the sale of several businesses, including CNA Re U.K. Included in 2002 net realized investment results was a $71 million after-tax gain resulting from the sale of CNA Re U.K., which included a $39 million after-tax reduction of the previously recognized impairment loss on CNA Re U.K. The impairment loss recorded in 2001 for the sale of CNA Re U.K. and other subsidiaries was $185 million after-tax. Further details of these transactions are discussed below.

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

Realized Gains and Losses

Years ended December 31	2003	2002	2001
(In millions)
Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$1,244	$1,009	$936
Gross realized losses	(807)	(1,118)	(600)

Net realized gains (losses) on fixed maturity securities	437	(109)	336

Equity securities:
Gross realized gains	143	251	1,335
Gross realized losses	(29)	(409)	(240)

Net realized gains (losses) on equity securities	114	(158)	1,095

Net realized gains (losses) on fixed maturity and equity securities	$551	$(267)	$1,431

The largest realized losses from sales of fixed maturities and equity securities aggregated by issuer for the year ended December 31, 2003 totaled $242 million. The following table provides details of those largest realized losses aggregated by issuer including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also footnoted is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Largest Realized Losses from Securities Sold at a Loss

	Fair		Months in
	Value		Unrealized
Issuer Description and Discussion	Date of	Loss	Loss Prior
	Sale	On Sale	To Sale
(In millions)
Various securities issued by the United States Treasury. (a)	$5,727	$173	0-6
Issues and sells mortgage backed securities. Issuer was chartered by United States Congress to facilitate housing ownership for low to middle income Americans. (a)	1,679	29	0-6
A food retailer of supermarkets and discount stores in the U.S. and Europe. Also supplies food to institutional foodservice companies. (b)	34	12	0-6
Savings bonds issued by the German Federal Republic. (a)	627	11	0-6
A company which manufactures rubber and rubber-related chemicals. They also manufacture and distribute tires (c)	23	9	Various, 0-24
A company which provides wholesale financing and capital loans to auto retail dealerships and vehicle leasing companies. (d)	124	8	Various, 0-12

	$8,214	$242

(a)	Volatility of interest rates prompted movement to other asset classes.

(b)	The company is under investigation for accounting fraud. Losses relate to trades that took place to reduce issuer exposure.

(c)	These losses relate to trades that took place to reduce issuer exposure.

(d)	The issuer’s financial condition is in good standing and is investment grade quality. A decision was made to reduce the portfolio’s overall exposure to this issuer.

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general and separate account investment portfolios.

Carrying Value of Investments

	December 31,		December 31,
	2003	%	2002	%
(In millions)
General account investments:
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,900	5%	$1,376	4%
Asset-backed securities	8,757	23	8,208	23
States, municipalities and political subdivisions – tax-exempt	7,970	21	5,074	14
Corporate securities	6,482	17	7,591	22
Other debt securities	3,264	9	3,827	11
Redeemable preferred stock	104	–	69	–
Options embedded in convertible debt securities	201	–	130	–

Total fixed maturity securities	28,678	75	26,275	74

Equity securities:
Common stock	383	1	461	1
Non-redeemable preferred stock	144	–	205	1

Total equity securities	527	1	666	2

Short term investments	7,538	20	7,008	20
Limited partnerships	1,117	3	1,060	3
Other	240	1	284	1

Total general account investments	$38,100	100%	$35,293	100%

Separate account investments:
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$167	5%	$166	5%
Asset-backed securities	761	21	869	28
Corporate securities	978	27	812	26
Other debt securities	202	6	165	5
Redeemable preferred stock	5	–	2	–

Total fixed maturity securities	2,113	59	2,014	64
Equity securities:
Common stock	117	3	112	4
Non-redeemable preferred stock	–	–	6	–

Total equity securities	117	3	118	4

Short term investments	496	14	276	9
Limited partnerships	419	12	327	10
Other investments	415	12	387	13

Total separate account investments	$3,560	100%	$3,122	100%

The Company’s general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, short-term investments, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized gain of $1,348 million at December 31, 2003 compared with $887 million at December 31, 2002. The unrealized position at December 31, 2003 was composed of a net unrealized gain of $1,114 million for fixed maturities and a net unrealized gain of $234 million for equity securities. The unrealized position at December 31, 2002 was composed of a net unrealized gain of $742 million for fixed maturities, a net unrealized gain of $147 million for equity securities and a net unrealized loss of $2 million for short term securities.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
December 31, 2003	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,823	$91	$10	$4	$77
Asset-backed securities	8,634	146	22	1	123
States, municipalities and political subdivisions – tax-exempt	7,787	207	22	2	183
Corporate securities	6,061	475	40	14	421
Other debt securities	2,961	311	4	4	303
Redeemable preferred stock	97	7	–	–	7
Options embedded in convertible debt securities	201	–	–	–	–

Total fixed maturity securities	27,564	1,237	98	25	1,114

Equity securities:
Common stock	163	222	2	–	220
Non-redeemable preferred stock	130	16	2	–	14

Total equity securities	293	238	4	–	234

Total fixed maturity and equity securities	$27,857	$1,475	$102	$25	$1,348

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross	Net
	Amortized	Unrealized	Unrealized	Unrealized
December 31, 2002	Cost	Gains	Losses	Gain/(Loss)
(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,266	$114	$4	$110
Asset-backed securities	7,888	336	16	320
States, municipalities and political subdivisions – tax-exempt	4,966	151	43	108
Corporate securities	7,439	487	335	152
Other debt securities	3,780	284	237	47
Redeemable preferred stocks	64	5	–	5
Options embedded in convertible debt securities	130	–	–	–

Total fixed maturity securities	25,533	1,377	635	742

Equity securities:
Common stock	310	166	15	151
Non-redeemable preferred stock	209	3	7	(4)

Total equity securities	519	169	22	147

Total fixed maturity and equity securities	$26,052	$1,546	$657	$889

The Company’s investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

At December 31, 2003, the carrying value of the general account fixed maturities was $28,678 million, representing 75% of the total investment portfolio. The net unrealized gain of this fixed maturity portfolio was $1,114 million, comprising gross unrealized gains of $1,237 million and gross unrealized losses of $123 million. Gross unrealized losses were across various sectors, the largest of which was corporate bonds. Within corporate bonds, the largest industry sectors were financial, consumer-cyclical and consumer-non-cyclical, which as a percentage of total gross unrealized losses were 33%, 18% and 17%. Gross unrealized losses in any single issuer was less than 1% of the carrying value of the total general account fixed maturity portfolio.

The following table provides the composition of fixed maturity securities with an unrealized loss at December 31, 2003 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.

Contractual Maturity

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	1%	5%
Due after one year through five years	8	20
Due after five years through ten years	7	11
Due after ten years	35	45
Asset-backed securities	49	19

Total	100%	100%

The following table summarizes for fixed maturity and equity securities in an unrealized loss position at December 31, 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

Unrealized Loss Aging

	December 31, 2003

		Gross
	Estimated	Unrealized
	Fair Value	Loss
(In millions)
Fixed maturity securities:
Investment grade:
0-6 months	$4,138	$50
7-12 months	834	36
13-24 months	76	11
Greater than 24 months	51	3

Total investment grade	5,099	100

Non-investment grade:
0-6 months	134	5
7-12 months	60	7
13-24 months	16	1
Greater than 24 months	105	10

Total non-investment grade	315	23

Total fixed maturity securities	5,414	123

Equity securities:
0-6 months	23	2
7-12 months	10	2
13-24 months	3	—
Greater than 24 months	6	—

Total equity securities	42	4

Total fixed maturity and equity securities	$5,456	$127

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

Realized investment losses included $321 million, $890 million and $129 million of pretax impairment losses for the three years ended December 31, 2003, 2002 and 2001. The impairments were primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets and the effects on such markets due to the overall slowing of the economy.

For the year ended December 31, 2003, the impairment losses recorded related primarily to corporate bonds in the airline, healthcare and energy industries.

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

The Company’s non-investment grade fixed maturity securities held as of December 31, 2003 that were in an unrealized loss position had a fair value of $315 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. The Company’s Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following table summarizes the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of December 31, 2003.

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value

	Estimated					Unrealized
December 31, 2003	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$134	$2	$1	$—	$2	$5
7-12 months	60	1	6	—	—	7
13-24 months	16	1	—	—	—	1
Greater than 24 months	105	4	1	5	—	10

Total non-investment grade	$315	$8	$8	$5	$2	$23

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of these non-investment grade securities and determined that no further impairments were necessary at December 31, 2003. This determination was based on a number of factors that the Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, the Company’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, the Company had the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the market value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. The Company maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

The Company’s equity securities held as of December 31, 2003 that were in an unrealized loss position had a fair value of $42 million. The Company’s Impairment Committee, under the same process as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, the Company expects to recover the book value of its investment through a recovery in the market value of the security.

During the second quarter of 2001, the Company announced its intention to sell certain businesses. The assets being held for disposition included CNA Re U.K. and certain other businesses. Based upon the impairment analyses performed at that time, the Company anticipated that it would realize losses in connection with those planned sales. In determining the anticipated loss from these sales, the Company estimated the net realizable value of each business being held for sale. An estimated after-tax loss of $320 million was initially recorded in the second quarter of 2001. This loss was reported in realized investment gains/losses.

In the fourth quarter of 2001, the Company sold certain businesses as planned. The realized after-tax loss applicable to these businesses recognized in the second quarter of 2001 was $38 million. Revenues of these businesses included in the year ended December 31, 2001 totaled approximately $30 million. These businesses contributed approximately $11 million of net losses in the year ended December 31, 2001.

The Company regularly updates its impairment analyses and adjusts its loss as necessary. Based on these updated analyses the impairment loss was reduced by approximately $170 million after-tax in the fourth quarter of 2001, primarily because the net assets of the businesses had been significantly diminished by their operating losses, including unfavorable net prior year development recognized by CNA Re U.K. in the fourth quarter of 2001. The reduction of the impairment was included in realized investment gains/losses.

On October 31, 2002, the Company completed the sale of CNA Re U.K. to Tawa. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC as discussed below. The purchase price was $1, subject to adjustments based primarily upon the results of operations and realized foreign currency losses of CNA Re U.K. Under the terms of the purchase price adjustment, CCC is entitled to receive $5 million from Tawa after Tawa is able to legally withdraw funds from the former CNA Re U.K. entities; at December 31, 2003, CNA has received approximately $2 million. CCC has also committed to contribute up to $5 million to the former CNA Re U.K. entities over a four-year period beginning in 2010 should the Financial Services Authority (FSA) deem those entities to be undercapitalized. The purchase price adjustment related to foreign currency losses resulted in CNA contributing additional capital to CNA Re U.K. of $11 million. As the sale and related agreements have now been completed, the Company has finalized its impairment analysis based upon the terms of the completed transactions and reduced the impairment loss by approximately $39 million after-tax. The reduction of the impairment was included in net realized investment gains in 2002.

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

CNA Re U.K. had revenues of approximately $48 million and $280 million for the two years ended December 31, 2002 and 2001. CNA Re U.K. had net losses of $22 million and $374 million for the years ended December 31, 2002 and 2001. The assets and liabilities of CNA Re U.K., including the effects of the concurrent transactions, were approximately $2,442 million and $2,357 million at the date of sale and $2,557 million and $2,541 million as of December 31, 2001.

Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying financial statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income.

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 93% and 89% of which were rated as investment grade at December 31, 2003 and 2002. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

General Account Bond Ratings

December 31	2003	%	2002	%
(In millions)
U.S. Government and affiliated agency securities	$2,818	10%	$1,908	7%
Other AAA rated	12,779	45	10,856	41
AA and A rated	6,329	22	5,730	22
BBB rated	4,631	16	4,930	19
Non investment-grade	2,017	7	2,782	11

Total	$28,574	100%	$26,206	100%

At December 31, 2003 and 2002, approximately 97% of the general account portfolio was U.S. Government agencies or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or Company management.

The following table summarizes the bond ratings of the investments supporting those separate account products, which guarantee principal and a specified rate of interest.

Separate Account Bond Ratings

December 31	2003	%	2002	%
(In millions)
U.S. Government and affiliated agency securities	$166	9%	$161	9%
Other AAA rated	737	41	898	48
AA and A rated	374	21	327	18
BBB rated	443	24	414	22
Non investment-grade	89	5	68	3

Total	$1,809	100%	$1,868	100%

At December 31, 2003 and 2002, 98% and 99% of the separate account portfolio was U.S. Government agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or Company management.

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

The carrying value of non-traded securities at December 31, 2003 was $270 million which represents 0.7% of the Company’s total investment portfolio. These securities were in a net unrealized gain position of $61 million at December 31, 2003. Of the non-traded securities, 48% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at December 31, 2003 are $8,757 million of asset-backed securities, at fair value, consisting of approximately 37% in collateralized mortgage obligations (CMOs), 8% in corporate asset-backed obligations, 11% in U.S. Government agency issued pass-through certificates and 44% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

The carrying value of the components of the general account short term investment portfolio is presented in the following table.

Short term Investments

December 31	2003	2002
(In millions)
Commercial paper	$4,458	$1,141
U.S. Treasury securities	1,068	2,756
Money market funds	1,230	2,161
Other	782	950

Total short term investments	$7,538	$7,008

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

Cash Flows

The principal operating cash flow sources of CNA’s property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the year ended December 31, 2003, net cash provided by operating activities was $1,760 million as compared with net cash provided by operating activities of $1,040 million in 2002. The increase in cash provided by operating activities related primarily to a decrease in paid claims, and increased net premium collections in 2003 as compared with 2002.

For the year ended December 31, 2002, net cash provided by operating activities was $1,040 million as compared with net cash used of $599 million in 2001. The improvement related primarily to federal tax refunds received in 2002 as compared to taxes paid in 2001 and decreased net payments for insurance claims.

Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the year ended December 31, 2003, net cash used for investing activities was $2,133 million as compared with $1,488 million in 2002. Cash flows used for investing related principally to purchases of fixed maturity securities.

For the year ended December 31, 2002, net cash used for investing activities was $1,488 million as compared with net cash used of $205 million in 2001. Cash flows used by investing activities were related principally to increased purchases of invested assets due to positive operating cash flow and cash provided by financing activities.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for repayment of debt and outlays to reacquire equity instruments.

For the year ended December 31, 2003, net cash provided from financing activities was $386 million as compared with $432 million in 2002. For the year ended December 31, 2002, net cash provided from financing activities was $432 million as compared with $783 million in 2001.

The Company is closely managing the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. The Company does not anticipate any liquidity problems resulting from these payments. As of December 31, 2003, the Company has paid $712 million in claims and recovered $436 million from reinsurers.

CNA’s estimated gross pretax losses for the WTC event recorded in 2001,were $1,648 million pretax ($1,071 million after-tax). Net pretax losses before the effect of corporate aggregate reinsurance treaties were $727 million. Approximately 1%, 60% and 33% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A.

Effective January 30, 2001, the Company sold the 180 Maiden Lane, New York, facility. The sale of this property provided additional liquidity to the Company with net sale proceeds of $264 million.

Debt

Debt is composed of the following obligations.

Debt

December 31	2003	2002
(In millions)
Variable rate debt:
Credit facility – CNAF, due April 30, 2004	$250	$250
Credit facility – CNA Surety, due September 30, 2005	30	30
Term loan – CNA Surety, due through September 30, 2005	20	30
Senior notes:
7.250%, face amount of $128, due March 1, 2003	–	128
6.250%, face amount of $248, due November 15, 2003	–	248
6.500%, face amount of $493, due April 15, 2005	492	491
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	69
6.950%, face amount of $150, due January 15, 2018	149	148
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	240
Capital leases, 10.400%-11.500%, due through December 31, 2011	33	36
Other debt, 1.000%-6.600%, due through 2019	23	25

Total debt	$1,904	$2,292

Short term debt	$263	$420
Long term debt	1,641	1,872

Total debt	$1,904	$2,292

The Company has a $250 million three-year bank credit facility with an April 30, 2004 expiration date. The Company has adequate capital resources to fund this obligation.

The Company pays a facility fee to the lenders for having funds available for loans under the three-year credit facility maturing April 30, 2004. The fee varies based on the long term debt ratings of the Company. At December 31, 2003, the facility fee on the three-year component was 25.0 basis points.

The Company pays interest on any outstanding debt/borrowings under the three-year facility based on a rate determined using the long term debt ratings of the Company. The interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 75.0 basis points. Further, if the Company has outstanding loans greater than 50% of the amounts available under the three-year facility, the Company will also pay a utilization fee of 12.5 basis points on such loans. At December 31, 2003 and 2002, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.3%.

A Moody’s downgrade of the CNAF senior debt rating from Baa2 to Baa3 on November 12, 2003, increased the facility fee on the three-year component of the facility from 17.5 basis points to 25.0 basis points. The applicable interest rate increased from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee remained unchanged on the three-year facility at 12.5 basis points.

On September 30, 2003, CNA Surety, a 64% owned and consolidated subsidiary of CNA, entered into a $50 million credit agreement, which consisted of a $30 million, two-year revolving credit facility and a $20 million two-year term loan, payable semi-annually at a rate of $5 million. The credit agreement is an amendment to a $65 million credit agreement, extending the revolving loan termination date from September 30, 2003 to September 30, 2005. The new revolving credit facility was fully utilized at inception.

Under the new credit facility agreement, CNA Surety pays a facility fee of 35.0 basis points, interest at LIBOR plus 90 basis points, and for utilization greater than 50% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At December 31, 2003, the weighted-average interest rate on the $50 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.6%. Effective January 30, 2003, CNA Surety entered into a swap agreement on the term loan portion of the agreement which uses the 3-month LIBOR to determine the swap increment. As a result, the effective interest rate on the $20 million in outstanding borrowings on the term loan was 2.76% at December 31, 2003. On the $30 million revolving credit agreement, the effective interest rate at December 31, 2003 was 2.55%.

The terms of CNAF’s and CNA Surety’s credit facilities require CNAF and CNA Surety to maintain certain financial ratios and combined property and casualty company statutory surplus levels. At December 31, 2003 and 2002, CNAF and CNA Surety were in compliance with all restrictive debt covenants, except for the fixed charge coverage ratio for which CNA Surety obtained a waiver from the lenders effective September 30, 2003. As a result, CNAF and CNA Surety were in compliance with all restrictive debt covenants at December 31, 2003. The lenders amended the CNA Surety Credit Facility to replace the fixed charge coverage ratio for the next three quarters with a minimum earnings requirement.

Related Parties

CNAF has entered into a credit agreement with a large national contractor that undertakes projects for the construction of government and private facilities to provide an $86 million credit facility. CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs. The credit facility and all loans under it will mature in March of 2006. Advances under the credit facility bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the credit facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

Loews and CNAF have entered into a participation agreement, pursuant to which Loews has purchased a participation interest in one-third of the loans and commitments under the credit facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the facility proportionally with CNAF.

In March of 2003, CNAF purchased the contractor’s outstanding bank debt for $16 million. The contractor purchased the bank debt and retired it, with $11 million of the purchase price being funded under the new credit facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor’s benefit. Of these letters of credit, a replacement due to expire in August of 2004 remains in the amount of $3 million. Any CNAF reimbursements for draws upon the banks’ letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility. As of December 31, 2003, CNAF has credit exposure of $55 million under the credit facility, net of participation by Loews, in the amount of $25 million for total outstanding of $80 million. As of February 27, 2004, $83 million was the total outstanding under the credit facility, including deferred interest.

The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNAF, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards. Any losses to CNA Surety arising from bonds issued to the contractor or assumed are excluded from CNA Surety’s $40 million excess of $20 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20 million per bond. For bonds written subsequent to November 1, 2003, and for bonds CNA Surety may write in 2004, CNA Surety’s exposure is limited to $14.5 million per bond subject to an aggregate limit of $150 million under all such reinsurance contracts. Effective January 1, 2004, CCC and CNA Surety entered into a $40 million excess of $60 million reinsurance contract that provides coverage to CNA Surety exclusively for the contractor. This reinsurance will be in effect through December 31, 2004. The premium for this contract is $3 million, plus an additional premium if a loss is ceded under it. Effective January 1, 2004 through December 31, 2004, CNA Surety and CCC also entered into a $50 million excess of $100 million contract that provides coverage to CNA Surety for the contractor, as well as other CNA Surety risks. The premium for this contract is $6.0 million plus an additional premium if a loss is ceded to this contract.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor’s failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of the Company’s surety bonds could have a material adverse effect on the Company’s results of operations. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest could be up to $200 million. In addition, such failures could cause the full amount due under the credit facility to be uncollectible.

Commitments, Contingencies, and Guarantees

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2003 and 2002 there were approximately $58 million and $222 million of outstanding letters of credit.

The Company has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. The Company would be required to make payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $30 million at December 31, 2003.

As of December 31, 2003 and 2002, the Company had committed approximately $154 million and $141 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

In the normal course of investing activities, CCC had committed approximately $51 million as of December 31, 2003 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

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

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2003 that the Company could be required to pay under this guarantee is approximately $347 million. If CNA was required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2003, the Company had commitments to purchase $53 million and commitments to sell $1 million of various bank loan participations.

In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2003, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $580 million.

In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2003, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2003, the Company has recorded approximately $16 million of liabilities related to these indemnification agreements.

Cash and securities with carrying values of approximately $22 million and $37 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2003 and 2002. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance obligations with various third parties. The carrying values of these deposits were approximately $118 million and $70 million as of December 31, 2003 and 2002.

A summary of the Company’s commitments as of December 31, 2003 is presented in the following table.

Commitments

December 31, 2003	2004	2005	2006	2007	2008	Thereafter	Total
(In millions)
Debt (a)	$260	$533	$251	$8	$350	$477	$1,879
Capital leases	3	3	3	4	4	16	33
Lease obligations	68	57	48	39	31	73	316
Guaranteed payment contracts (b)	13	5	–	–	–	–	18

Total	$344	$598	$302	$51	$385	$566	$2,246

(a)	Does not include original issue discount of $8 million.

(b)	Primarily relating to telecommunications services.

Regulatory Matters

The Company has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan was completed during 2003. This phase served to consolidate the Company’s U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, the Company implemented in the fourth quarter a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of CIC and its 14 affiliated insurance companies (CIC Group) to CCC. Additionally, the ownership of the CIC Group was transferred to CCC in the fourth quarter of 2003 in order to properly align the insurance risks with the supporting capital. In subsequent phases of this plan, the Company will continue its efforts to reduce both the number of U.S. property and casualty insurance entities it maintains and the number of states in which such entities are domiciled. In order to facilitate the execution of this plan, the Company, CCC and CIC have agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners.

In connection with the approval process for aspects of the reorganization plan, the Company has agreed to undergo a state regulatory financial examination of CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. CCC is also scheduled to undergo its routine state regulatory financial examination as of December 31, 2003.

Pursuant to its participation in the working group referenced above, the Company has agreed to certain time frames and informational provisions in relation to the reorganization plan. The Company has also agreed that any proceeds from the sale of any member of the CIC pool, net of transaction expenses, will be retained in CIC or one of its subsidiaries until the dividend stipulation discussed below expires.

Ratings

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries are rated by major rating agencies, and these ratings reflect the rating agency’s opinion of the insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating. One or more of these agencies could take action in the future to change the ratings of CNA’s insurance subsidiaries.

The actions that can be taken by rating agencies are changes in ratings or modifiers. “On Review,” “Credit Watch” and “Rating Watch” are modifiers used by the ratings agencies to alert those parties relying on the Company’s ratings of the possibility of a rating change in the near term. Modifiers are utilized when the agencies are uncertain as to the impact of a Company action or initiative, which could prove to be material to the current rating level. Modifiers are generally used to indicate a possible change in rating within 90 days. “Outlooks” accompanied with ratings are additional modifiers used by the rating agencies to alert those parties relying on the Company’s ratings of the possibility of a rating change in the longer term. The time frame referenced in an outlook is not necessarily limited to ninety days as defined in the Credit-Watch category.

The table below reflects the various group ratings issued by A.M. Best, S&P, Moody’s and Fitch as of February 12, 2004 for the Property and Casualty and Life companies. The table also includes the ratings for CNAF’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings				Debt Ratings

	Property & Casualty (a)		Life		CNAF	Continental

	CCC	CIC	CAC	VFL	Senior	Senior
	Group	Group	(b)	(c)	Debt	Debt

A.M. Best	A	A	A-	A	bbb	bbb-
Fitch	A-	A-	A-	A+	BBB-	BBB-
Moody’s	A3	A3	Baa1	Baa1	Baa3	Baa3
S&P	A-	A-	A	A	BBB-	BBB-

(a)	All modifiers for the property & casualty companies’ insurance financial strength and holding company debt ratings as evaluated by S&P are Credit Watch with negative implications; the property & casualty companies’ financial strength and holding company debt ratings have a negative outlook from A. M. Best, Fitch and Moody’s.

(b)	S&P’s modifier to CAC’s rating is Credit Watch with negative implications; A.M. Best and Moody’s have a stable outlook while Fitch has a negative outlook on the CAC rating.

(c)	VFL’s rating modifiers are Under Review with Developing Implications, Rating Watch Positive, On Review for Upgrade and Credit Watch Developing by A.M. Best, Fitch, Moody’s and S&P.

Following the February 5, 2004 announcement regarding the sale of CNA’s individual life and annuity business and the decision to cease new sales in the structured settlement and institutional market business, the following rating actions were taken on CNA’s life insurance companies:

A.M. Best lowered the rating of CAC from A to A- and established a stable outlook. VFL’s rating outlook was changed from Negative to an Under Review with Developing Implications. Fitch lowered the rating of CAC from A+ to A- and kept a negative outlook. VFL’s rating outlook was changed from Negative to Rating Watch Positive. Moody’s retained their Baa1 ratings on CAC and VFL. The rating agency changed CAC’s outlook from negative to stable and placed VFL’s rating On Review for Upgrade. Standard & Poor’s did not change their A ratings on CAC and VFL, but revised VFL’s modifier to CreditWatch Developing from CreditWatch with Negative Implications.

If CNA’s insurance financial strength ratings were downgraded below current levels, CNA’s business and results of operations could be materially adversely affected. The severity of the impact on CNA’s business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrading would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of the Company’s insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.

The Institutional Markets business unit of Group Operations, which was not included in the sale of CNA’s group benefits business to Hartford and provides investment products to pension plan sponsors and other institutional customers, would be significantly impacted by a downgrade of CAC/VFL.

The Company has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if the Company’s ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below the Company’s February 12, 2004 ratings.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2003, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary dividend capacity in the amount of approximately $312 million to be used to fund the CNAF’s 2004 debt service and principal repayment requirements.

By agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2003 and 2002, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Loews

During 2003, CNA completed a strategic review of its operations and decided to concentrate efforts on its property and casualty business. As a result of this review, and 2003 charges of $1,849 million after-tax ($2,845 million pretax) related to unfavorable net prior year development and a $396 million after-tax ($610 million pretax) increase in the provision for reinsurance and insurance receivables, a capital plan was developed to replenish statutory capital of the property and casualty subsidiaries adversely impacted by these charges. A summary of the capital plan, related actions, and other significant 2003 business decisions is discussed below:

The capital plan, which was announced in November of 2003, consists of the sale of $750 million of a new series of CNA convertible preferred stock to Loews Corporation (Loews), the 90% owner of CNA’s outstanding shares, and the Loews commitment of additional capital support of up to $500 million by February 27, 2004 through the purchase of surplus notes of Continental Casualty Company (CCC), CNA’s principal insurance subsidiary, in the event certain additions to CCC’s statutory capital are not achieved through asset sales. The assets sales included in the capital plan are the Group Benefits business and the individual life insurance business as described below. In addition, Loews committed to an additional $150 million by March 31, 2004, in a form to be determined, to support the statutory capital of CCC in the event of additional shortfalls in relation to business and asset sales.

As a result of the sale of the Group Benefits business, Loews purchased $46 million of CCC surplus notes in February of 2004, pursuant to such commitment. In addition, the sale of CNA’s individual life business is expected to result in an addition to CCC’s statutory surplus in excess of $400 million. However, the sale of the individual life business, which is subject to customary closing conditions and regulatory approvals, was not consummated by February 26, 2004. As a result, Loews purchased $300 million of additional CCC surplus notes in February of 2004. Following the consummation of the individual life sale, CNA plans to seek approval from the insurance regulatory authority for the repayment of the surplus notes purchased in relation to such sale, although no assurance can be given that sale of the individual life business will be consummated or that the regulatory approval will be obtained.

Surplus notes issued under the capital plan will have a 20-year term, bear interest at LIBOR plus 350 basis points, reset annually, and be mandatorily prepayable in the event of certain additions to CCC’s statutory surplus from business or asset sales after the issuance of the notes subject to regulatory approval.

Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. All payments of interest and principal on these notes are subject to the prior approval of the Illinois Insurance Department. Surplus notes are included as surplus for statutory accounting purposes, but are classified as debt instruments under GAAP, as reflected in the Consolidated Balance Sheet.

On November 24, 2003, CNAF sold $750 million of its participating convertible preferred stock, designated Series I (Series I Issue), to Loews. The Series I Issue has terms that make it economically equivalent to CNAF’s common stock. The preferred shares will convert into 32,327,015 shares of CNAF common stock, utilizing a conversion price per share of common stock that was based on average market prices of CNAF common stock from November 17, 2003 through November 21, 2003. The terms of the Series I Issue were approved by a special committee of independent members of CNAF’s Board of Directors. Upon conversion, Loews will own approximately 91% of CNAF’s outstanding common stock of approximately 255.9 million shares. Conversion will take place when the Company satisfies applicable stock exchange requirements.

The proceeds from the Series I Issue were applied by CNAF to increase the statutory surplus of CNAF’s principal insurance subsidiary, CCC.

The Series H Issue is senior to CNAF’s common stock and Series I Issue as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up. No dividends may be declared on CNAF’s common stock until all cumulative dividends on the Series H Issue have been paid. CNAF may not issue any equity securities ranking senior to or on par with the Series H Issue without the consent of a majority of its stockholders. The Series H Issue is non-voting and is not convertible into any other securities of CNAF. It may be redeemed only upon the mutual agreement of CNAF and a majority of the stockholders of the preferred stock.

Of the proceeds of the Series H Issue, $250 million was used to prepay a bank term loan due in April of 2003 and $250 million was contributed to CCC to improve its statutory surplus. The remaining proceeds were used to repay other debt of CNAF and Continental, which matured in 2003 and for other general corporate purposes.

CNA completed a common stock rights offering on September 26, 2001, successfully raising $1,006 million (40.3 million shares sold at $25 per share). Loews purchased 38.3 million shares issued in connection with the rights offering for $957 million, and an additional 0.8 million shares in the open market.

Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). In December 2003, FASB revised FIN 46, which clarifies the application of Accounting Research Bulletin No. 51 Consolidated Financial Statements (ARB 51). As per ARB 51, a general rule for preparation of consolidated financial statements of a parent and its subsidiary is ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary. However, application of the majority voting interest requirement of ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interest. FIN 46 clarifies applicability of ARB 51 to entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 requires an entity to consolidate a variable interest entity (VIE) even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares.

FIN 46 is applicable for financial statements issued for reporting periods that end after March 15, 2004. The Company is in the process of reviewing the recent revisions to FIN 46. Any potential changes as a result of implementation of FIN 46 are not expected to have a significant impact on the results of operations or equity of the Company.

In July of 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-01, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-01). SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. SOP 03-01 may not be applied retroactively to prior years’ financial statements, and initial application should be as of the beginning of an entity’s fiscal year. CNA will adopt SOP 03-01 as of January 1, 2004. The adoption of SOP 03-01 is not anticipated to have a significant impact on the results of operations or equity of the Company, but will affect the classification and presentation of certain balance sheet and income statement items.

In December of 2003, the FASB revised SFAS No.132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) to require additional disclosures related to pensions and post retirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The SFAS 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. CNA has implemented the revised disclosures required for fiscal years ending after December 15, 2003, beginning with the 2003 annual financial statements and will implement the interim disclosure requirements and annual benefit payment disclosures in all subsequent interim and annual financial statements.

In November of 2003, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1) that certain quantitative and qualitative disclosures are required for equity and fixed maturity securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The guidance requires companies to disclose the aggregate amount of unrealized losses and the related fair value of investments with unrealized losses for securities that have been in an unrealized loss position for less than 12 months and separately for those that have been in an unrealized loss position for over 12 months, by investment category. The Company has adopted the disclosure requirements in these financial statements. Further discussion on the meaning of other-than-temporary impairments for EITF 03-1 is expected at a future EITF meeting.

FORWARD-LOOKING STATEMENTS

This report includes a number of statements which relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include expected developments in the Company’s insurance business, including losses and loss reserves for asbestos, environmental pollution and mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews being conducted by the Company; the ongoing state regulatory examinations of the Company’s primary insurance company subsidiaries, and the Company’s responses to the results of those reviews and examinations; the Company’s expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company’s expense reduction and restructuring activities; and the Company’s proposed actions in response to trends in its business.

Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on surety bond claims, as well as on capital markets, and on the markets for directors and officers and errors and omissions coverages;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	regulatory limitations, impositions and restrictions upon the Company, including the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s books of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement practices;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratio through more efficacious claims handling techniques;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in the Company’s composition of operating segments;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence of applicable terrorism legislation on coverages;

•	the occurrence of epidemics;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, mass tort, and construction defect claims;

•	whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established or approved through federal legislation, or, if established and approved, whether it will contain funding requirements in excess of the Company’s established loss reserves or carried loss reserves;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the risks and uncertainties associated with the Company’s loss reserves as outlined in the Reserves – Estimates and Uncertainties section of this MD&A;

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

•	the possibility of further changes in the Company’s ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.

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

Sensitivity Analysis

CNA monitors its sensitivity to interest rate risk by evaluating the change in the value of financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the Company’s fair value at risk and the resulting effect on stockholders’ equity. The analysis presents the sensitivity of the fair value of the Company’s financial instruments to selected changes in market rates and prices. The range of change chosen reflects the Company’s view of changes that are reasonably possible over a one-year period. The selection of the range of values chosen to represent changes in interest rates should not be construed as the Company’s prediction of future market events, but rather an illustration of the impact of such events.

The sensitivity analysis estimates the decline in the fair value of the Company’s interest sensitive assets and liabilities that were held on December 31, 2003 and December 31, 2002 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at December 31, 2003 and December 31, 2002, with all other variables held constant.

Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at December 31, 2003 and December 31, 2002 with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At December 31, 2003, a 10% and 25% decrease in the Index would result in a $245 million and $612 million decrease compared to $234 million and $585 million decrease at December 31, 2002, in the market value of the Company’s equity investments.

Of these amounts, under the 10% and 25% scenarios, $168 million and $418 million at December 31, 2003 and $113 million and $284 million at December 31, 2002 pertained to decreases in the market value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the market value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

The following tables present the estimated effects on the fair value of the Company’s financial instruments at December 31, 2003 and December 31, 2002, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

Market Risk Scenario 1

		Increase (Decrease)

	Fair	Interest	Currency	Equity
December 31, 2003	Value	Rate Risk	Risk	Risk
(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$28,678	$(1,979)	$(35)	$(13)
Equity securities	527	–	(26)	(51)
Short term investments	7,538	(5)	(16)	–
Limited partnerships	1,117	5	–	(13)
Other invested assets	233	–	–	–
Interest rate caps	–	–	–	–
Interest rate swaps	(5)	3	–	–
Other derivative securities	12	(108)	1	–

Total general account	38,100	(2,084)	(76)	(77)

Separate accounts:
Fixed maturity securities	1,809	(113)	–	–
Equity securities	117	–	–	(12)
Short term investments	82	–	–	–
Other invested assets	415	–	–	(41)

Total separate accounts	2,423	(113)	–	(53)

Total securities held for other than trading purposes	40,523	(2,197)	(76)	(130)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	304	(4)	–	(1)
Equity securities	–	–	–	–
Short term investments	414	–	–	–
Limited partnerships	419	2	–	(3)
Equity indexed futures	–	2	–	(111)
Other derivative securities	–	(1)	–	–

Total securities held for trading purposes	1,137	(1)	–	(115)

Total securities	$41,660	$(2,198)	$(76)	$(245)

Debt (carrying value)	$1,904	$(70)	$–	$–

Market Risk Scenario 1

		Increase (Decrease)

	Fair	Interest	Currency	Equity
December 31, 2002	Value	Rate Risk	Risk	Risk
(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$26,275	$(1,629)	$(37)	$(10)
Equity securities	666	–	(20)	(67)
Short term investments	7,008	(6)	(18)	–
Limited partnerships	1,060	41	–	(43)
Other invested assets	263	–	–	–
Interest rate caps	–	–	–	–
Interest rate swaps	–	5	–	–
Other derivative securities	21	(52)	1	(1)

Total general account	35,293	(1,641)	(74)	(121)

Separate accounts:
Fixed maturity securities	1,868	(96)	–	–
Equity securities	112	–	–	(11)
Short term investments	110	–	–	–
Other invested assets	387	–	–	(39)

Total separate accounts	2,477	(96)	–	(50)

Total securities held for other than trading purposes	37,770	(1,737)	(74)	(171)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	145	(3)	–	–
Equity securities	6	–	–	(1)
Short term investments	167	–	–	–
Limited partnerships	327	–	–	(2)
Equity indexed futures	–	1	–	(60)
Other derivative securities	–	–	–	–

Total securities held for trading purposes	645	(2)	–	(63)

Total securities	$38,415	$(1,739)	$(74)	$(234)

Debt (carrying value)	$2,292	$(86)	$–	$–

The following tables present the estimated effects on the fair value of the Company’s financial instruments at December 31, 2003 and December 31, 2002, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.

Market Risk Scenario 2

		Increase (Decrease)

	Fair	Interest	Currency	Equity
December 31, 2003	Value	Rate Risk	Risk	Risk
(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$28,678	$(2,896)	$(71)	$(32)
Equity securities	527	–	(52)	(129)
Short term investments	7,538	(7)	(32)	–
Limited partnerships	1,117	7	–	(33)
Other invested assets	233	–	–	–
Interest rate caps	–	1	–	–
Interest rate swaps	(5)	4	–	–
Other derivative securities	12	(184)	3	–

Total general account	38,100	(3,075)	(152)	(194)

Separate accounts:
Fixed maturity securities	1,809	(165)	–	–
Equity securities	117	–	–	(29)
Short term investments	82	–	–	–
Other invested assets	415	–	–	(103)

Total separate accounts	2,423	(165)	–	(132)

Total securities held for other than trading purposes	40,523	(3,240)	(152)	(326)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	304	(6)	–	(2)
Equity securities	–	–	–	–
Short term investments	414	(1)	–	–
Limited partnerships	419	3	–	(7)
Equity indexed futures	–	4	–	(277)
Other derivative securities	–	(1)	–	–

Total securities held for trading purposes	1,137	(1)	–	(286)

Total securities	$41,660	$(3,241)	$(152)	$(612)

Debt (carrying value)	$1,904	$(102)	$–	$–

Market Risk Scenario 2

		Increase (Decrease)

	Fair	Interest	Currency	Equity
December 31, 2002	Value	Rate Risk	Risk	Risk
(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$26,275	$(2,430)	$(73)	$(24)
Equity securities	666	–	(41)	(166)
Short term investments	7,008	(9)	(36)	–
Limited partnerships	1,060	62	–	(109)
Other invested assets	263	–	–	–
Interest rate caps	–	1	–	–
Interest rate swaps	–	7	–	–
Other derivative securities	21	(86)	2	(2)

Total general account	35,293	(2,455)	(148)	(301)

Separate accounts:
Fixed maturity securities	1,868	(137)	–	–
Equity securities	112	–	–	(28)
Short term investments	110	–	–	–
Other invested assets	387	–	–	(97)

Total separate accounts	2,477	(137)	–	(125)

Total securities held for other than trading purposes	37,770	(2,592)	(148)	(426)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	145	(5)	–	(1)
Equity securities	6	–	–	(2)
Short term investments	167	–	–	–
Limited partnerships	327	–	–	(5)
Equity indexed futures	–	2	–	(151)
Other derivative securities	–	–	–	–

Total securities held for trading purposes	645	(3)	–	(159)

Total securities	$38,415	$(2,595)	$(148)	$(585)

Debt (carrying value)	$2,292	$(125)	$–	$–

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31	2003	2002	2001
(In millions, except per share data)
Revenues:
Net earned premiums	$9,214	$10,213	$9,288
Net investment income	1,647	1,730	1,856
Realized investment gains (losses), net of participating policyholders’ and minority interests	460	(252)	1,262
Other revenues	395	595	683

Total revenues	11,716	12,286	13,089

Claims, Benefits and Expenses:
Insurance claims and policyholders’ benefits	9,916	8,392	11,279
Amortization of deferred acquisition costs	1,965	1,791	1,804
Other operating expenses	2,057	1,649	1,913
Restructuring and other related charges	–	(37)	251
Interest	130	150	157

Total claims, benefits and expenses	14,068	11,945	15,404

(Loss) income from continuing operations before income tax and minority interest	(2,352)	341	(2,315)
Income tax benefit (expense)	913	(68)	744
Minority interest	6	(26)	(21)

(Loss) income from continuing operations	(1,433)	247	(1,592)
(Loss) income from discontinued operations, net of tax of $0, $9, and $2	–	(35)	11

(Loss) income before cumulative effects of changes in accounting principles	(1,433)	212	(1,581)
Cumulative effects of changes in accounting principles, net of tax of $0, $7, and $33	–	(57)	(61)

Net (loss) income	$(1,433)	$155	$(1,642)

Basic and diluted (loss) earnings per share:
(Loss) income from continuing operations	$(6.58)	$1.10	$(8.20)
(Loss) income from discontinued operations, net of tax	–	(0.16)	0.06

(Loss) income before cumulative effects of changes in accounting principles	(6.58)	0.94	(8.14)
Cumulative effects of changes in accounting principles, net of tax	–	(0.26)	(0.32)

Basic and diluted (loss) earnings per share available to common stockholders	$(6.58)	$0.68	$(8.46)

Weighted average outstanding common stock and common stock equivalents	227.0	223.6	194.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31	2003	2002
(In millions, except share data)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value, (amortized cost of $27,564 and $25,533)	$28,678	$26,275
Equity securities available-for-sale, at fair value, (cost of $293 and $519)	527	666
Mortgage loans and real estate (less accumulated depreciation of $10 and $55)	25	57
Policy loans	175	180
Limited partnership investments	1,117	1,060
Other invested assets	40	47
Short term investments, at cost which approximates fair value	7,538	7,008

Total investments	38,100	35,293
Cash	139	126
Reinsurance receivables (less allowance for doubtful accounts of $573 and $196)	15,681	12,500
Insurance receivables (less allowance for doubtful accounts of $375 and $156)	2,695	3,007
Accrued investment income	323	300
Receivables for securities sold	836	455
Deferred acquisition costs	2,533	2,551
Prepaid reinsurance premiums	1,252	1,345
Federal income taxes recoverable (includes $594 and $0 due from Loews Corporation)	607	–
Deferred income taxes	600	723
Property and equipment at cost (less accumulated depreciation of $727 and $771)	314	369
Goodwill and other intangible assets	162	174
Other assets	1,583	1,785
Separate account business	3,678	3,103

Total assets	$68,503	$61,731

	2003	2002

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$31,730	$27,370
Unearned premiums	4,891	4,820
Future policy benefits	8,161	7,409
Policyholders’ funds	601	580
Collateral on loaned securities and derivatives	442	552
Payables for securities purchased	1,902	464
Participating policyholders’ funds	118	119
Short term debt	263	420
Long term debt	1,641	1,872
Reinsurance balances payable	3,432	2,763
Federal income taxes payable (includes $0 and $13 due to Loews Corporation)	–	29
Other liabilities	2,436	2,573
Separate account business	3,678	3,103

Total liabilities	59,295	52,074
Commitments and contingencies (Notes A, B, F, G, I, K and S)
Minority interest	256	256
Stockholders’ equity:
Preferred stock (12,500,000 shares authorized)
Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)
Series I Issue (no par value: $23,200 stated value: 32,327 shares issued convertible to 32,327,015 shares of common stock; held by Loews Corporation)	1,500	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 225,850,270 shares issued; and 223,617,337 and 223,608,868 shares outstanding)	565	565
Additional paid-in capital	1,031	1,031
Retained earnings	5,160	6,593
Accumulated other comprehensive income	841	604
Treasury stock (2,232,933 and 2,241,402 shares), at cost	(69)	(70)

	9,028	9,473
Notes receivable for the issuance of common stock	(76)	(72)

Total stockholders’ equity	8,952	9,401

Total liabilities and stockholders’ equity	$68,503	$61,731

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31	2003	2002	2001
(In millions)
Cash Flows from Operating Activities:
Net (loss) income	$(1,433)	$155	$(1,642)
Adjustments to reconcile net income (loss) to net cash flows used by operating activities:
Cumulative effects of changes in accounting principles, net of tax	–	57	61
Changes in bad debt provision for insurance and reinsurance receivables	602	40	57
Loss on disposal of property and equipment	22	24	83
Minority interest	(6)	26	21
Deferred income tax provision	67	7	62
Realized investment (gains) losses, net of participating policyholders’ and minority interests	(460)	252	(1,265)
Equity method (income) loss	(220)	25	(58)
Realized loss from discontinued operations, net of tax	–	37	–
Amortization of intangibles	–	–	17
Amortization of bond discount	(79)	(143)	(268)
Depreciation	86	98	136
Changes in:
Receivables, net	(3,535)	986	(3,406)
Deferred acquisition costs	(62)	(162)	(17)
Accrued investment income	(49)	69	19
Federal income taxes recoverable/payable	(642)	655	(596)
Prepaid reinsurance premiums	93	(124)	224
Reinsurance balances payable	670	145	1,342
Insurance reserves	6,710	(931)	4,616
Other, net	(4)	(176)	15

Total adjustments	3,193	885	1,043

Net cash flows provided (used) by operating activities	$1,760	$1,040	$(599)

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(61,419)	$(63,167)	$(56,979)
Proceeds from fixed maturity securities:
Sales	52,805	61,919	51,112
Maturities, calls and redemptions	6,435	3,108	3,930
Purchases of equity securities	(281)	(814)	(1,287)
Proceeds from sales of equity securities	578	1,197	2,311
Change in short term investments	(845)	(3,249)	2,028
Change in collateral on loaned securities and derivatives	(111)	(371)	(1,322)
Change in other investments	300	167	(182)
Purchases of property and equipment	(65)	(88)	(124)
Proceeds from sales of property and equipment	–	–	264
Acquisitions, net of cash acquired	–	–	(19)
Dispositions	422	(178)	7
Other, net	48	(12)	56

Net cash flows used by investing activities	$(2,133)	$(1,488)	$(205)

	2003	2002	2001

Cash Flows from Financing Activities:
Issuance of preferred stock	$750	$750	$–
Issuance of common stock	–	–	1,006
Principal payments on debt	(387)	(341)	(664)
Proceeds from issuance of debt	–	65	500
Return of policyholder account balances on investment contracts	25	(44)	(66)
Receipts from investment contracts credited to policyholder account balances	1	1	2
Other	(3)	1	5

Net cash flows provided by financing activities	386	432	783

Net change in cash	13	(16)	(21)
Cash, beginning of year	126	142	163

Cash, end of year	$139	$126	$142

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	$134	$195	$147
Federal income taxes	(369)	(612)	(288)
Non-cash transactions:
Notes receivable for the issuance of common stock	4	4	4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders’ Equity

							Notes
					Accumulated		Receivable
			Additional		Other		For the	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Issuance of	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Common Stock	Equity
(In millions)
Balance, January 1, 2001	$–	$464	$126	$8,080	$873	$(71)	$(72)	$9,400

Comprehensive income:
Net loss	–	–	–	(1,642)	–	–	–	(1,642)
Other comprehensive loss	–	–	–	–	(647)	–	–	(647)

Total comprehensive loss								(2,289)
Issuance of common stock	–	101	905	–	–	–	–	1,006
Stock options exercised	–	–	–	–	–	1	–	1
Decrease in notes receivable from issuance of common stock	–	–	–	–	–	–	4	4

Balance, December 31, 2001	–	565	1,031	6,438	226	(70)	(68)	8,122
Comprehensive income:
Net income	–	–	–	155	–	–	–	155
Other comprehensive income	–	–	–	–	378	–	–	378

Total comprehensive income								533
Issuance of Series H preferred stock	750	–	–	–	–	–	–	750
Increase in notes receivable from issuance of common stock	–	–	–	–	–	–	(4)	(4)

Balance, December 31, 2002	750	565	1,031	6,593	604	(70)	(72)	9,401
Comprehensive income:
Net loss	–	–	–	(1,433)	–	–	–	(1,433)
Other comprehensive income	–	–	–	–	237	–	–	237

Total comprehensive loss								(1,196)
Issuance of Series I preferred stock	750	–	–	–	–	–	–	750
Stock options exercised	–	–	–	–	–	1	–	1
Increase in notes receivable from issuance of common stock	–	–	–	–	–	–	(4)	(4)

Balance, December 31, 2003	$1,500	$565	$1,031	$5,160	$841	$(69)	$(76)	$8,952

The accompanying Notes are an integral part of these Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note A. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty insurance operations are primarily conducted by Continental Casualty Company (CCC) and The Continental Insurance Company (CIC). CNA’s life and group insurance operations are primarily conducted by Continental Assurance Company (CAC) and Valley Forge Life Insurance Company (VFL). CNA Group Life Assurance Company (CNAGLA) was sold to Hartford Financial Services Group, Inc. (Hartford) on December 31, 2003. For further information see Note P. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock and 100% of the Series H and Series I preferred stock of CNAF as of December 31, 2003.

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

Business

During 2003, CNA completed a strategic review of its operations and decided to concentrate efforts on its property and casualty business. As a result of this review, and 2003 charges of $1,849 million after-tax ($2,845 million pretax) related to unfavorable net prior year development and a $396 million after-tax ($610 million pretax) increase in the provision for reinsurance and insurance receivables, a capital plan was developed to replenish statutory capital of the property and casualty subsidiaries adversely impacted by these charges. A summary of the capital plan, related actions, and other significant 2003 business decisions is discussed below:

The capital plan, consists of the sale in November of 2003 of $750 million of a new series of CNA convertible preferred stock to Loews Corporation (Loews), the 90% owner of CNA’s outstanding shares, and a commitment from Loews for additional capital support of up to $500 million by February 27, 2004 through the purchase of surplus notes of CCC, CNA’s principal insurance subsidiary, in the event certain additions to CCC’s statutory capital were not achieved through asset sales. In addition, Loews committed to an additional $150 million by March 31, 2004, in a form to be determined, to support the statutory capital of CCC in the event of additional shortfalls in relation to business and asset sales.

On December 31, 2003, CNA completed the sale of the majority of its Group Benefits business to Hartford. The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. Consideration from the sale was approximately $530 million, of which $485 million was received on December 31, 2003, resulting in an after-tax realized investment loss on the sale of $130 million during 2003. See Note P for further information.

In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re Life & Health America Inc. (Swiss Re). See Note T for further information.

As part of the capital plan, Loews purchased $346 million of CCC surplus notes in February of 2004. See Note L for further information.

In addition to the asset sales described above, and as part of the decision to focus on its property and casualty business, CNA withdrew from the assumed reinsurance business during 2003. In October of 2003, the Company entered into an agreement to sell the renewal rights for most of the treaty business of CNA Re to Folksamerica Reinsurance Company (Folksamerica). Under the terms of the transaction, Folksamerica will compensate CNA based upon the amount of premiums renewed by Folksamerica over the next two contract renewals. CNA will manage the run-off of its retained liabilities.

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

An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insurers, management’s experience and current economic conditions.

Property and casualty contracts that are retrospectively rated contain provisions that result in an adjustment to the initial policy premium depending on the contract provisions and loss experience of the insured during the experience period. For such contracts, the Company estimates the amount of ultimate premiums that the Company may earn upon completion of the experience period and recognizes either an asset or a liability for the difference between the initial policy premium and the estimated ultimate premium. The Company adjusts such estimated ultimate premium amounts during the course of the experience period based on actual results to date. The resulting adjustment is recorded as either a reduction of or an increase to the earned premiums for the period.

Revenues on interest-sensitive life insurance contracts are composed of contract charges and fees, which are recognized over the coverage period. Premiums for other life insurance products and annuities are recognized as revenue when due after deductions for ceded insurance premiums.

Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution and mass tort (APMT), workers compensation lifetime claims and accident and health disability claims, are not discounted and are based on 1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; and 5) estimates of salvage and subrogation recoveries. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of reinsurance receivables in the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CAC for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.7% to 7.5% at December 31, 2003. At December 31, 2003 and 2002, the discounted reserves for unfunded structured settlements were $898 million and $884 million, net of discount of $1,429 million and $1,466 million.

Workers compensation lifetime claim reserves and accident and health disability claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience, and are discounted at interest rates that range from 3.5% to 6.5% at December 31, 2003. At December 31, 2003 and 2002, such discounted reserves totaled $2,835 million and $2,537 million, net of discount of $851 million and $974 million.

Future policy benefits reserves: Reserves for traditional life insurance products (whole and term life products) and long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 2.3% to 9.4%, and mortality, morbidity and withdrawal assumptions are based on Company and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. Reserves for interest-sensitive contracts are equal to the account balances that accrue to the benefit of the policyholders. Interest crediting rates ranged from 3.9% to 6.5% for the three years ended December 31, 2003.

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

Guaranty fund and other insurance-related assessments: CNA accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2003 and 2002, the liability balance was $70 million and $63 million. As of December 31, 2003 and 2002, included in other assets were $7 million and $32 million of related assets for premium tax offsets. The related asset is limited to the amount that is able to be assessed on future premium collections or policy surcharges from business written or committed to be written.

Reinsurance: Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Balance Sheets. The cost of reinsurance is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. The ceding of insurance does not discharge the primary liability of the Company. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions.

Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by the Company are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. The Company primarily records these deposits as either reinsurance receivables or other assets for ceded recoverables and reinsurance balances payable or other liabilities for assumed liabilities. At December 31, 2003 and 2002, the Company had approximately $380 million and $618 million recorded as deposit assets and $369 million and $569 million recorded as deposit liabilities.

Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the estimate of timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract. This adjustment is reflected in other revenue or other operating expense as appropriate.

Participating insurance: Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws. When limitations exist on the amount of net income from participating life insurance contracts that may be distributed to policyholders, the policyholders’ share of net income on those contracts that cannot be distributed is excluded from stockholders’ equity by a charge to operations and the establishment of a corresponding liability.

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

Deferred acquisition costs related to non-participating traditional life insurance and accident and health insurance are amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefits reserves for such contracts. Assumptions as to anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in results of operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.

For universal life and cash value annuity contracts, the amortization of deferred acquisition costs is recorded in proportion to the present value of estimated gross margins or profits. The gross margins or profits result from actual earned interest minus actual credited interest, actual costs of insurance (mortality charges) minus expected mortality, actual expense charges minus expected maintenance expenses and surrender charges. Amortization interest rates are based on rates in effect at the inception or acquisition of the contracts or the latest revised rate applied to the remaining benefit period, according to product line. Actual gross margins or profits can vary from the Company’s estimates resulting in increases or decreases in the rate of amortization. When appropriate, the Company revises its assumptions of the estimated gross margins or profits of these contracts, and the cumulative amortization is re-estimated and adjusted through current results of operations. To the extent that unrealized gains or losses on available-for-sale securities would result in an adjustment of deferred acquisition costs had they actually been realized, an adjustment is recorded to deferred acquisition costs and to unrealized investment gains or losses within stockholders’ equity.

Deferred acquisition costs are recorded net of ceding commissions and other ceded acquisition costs. The Company evaluates deferred acquisition costs for recoverability; adjustments, if necessary, are recorded in current results of operations.

Investments in life settlement contracts and related revenue recognition: The Company has purchased investments in life settlement contracts. Under a life settlement contract, CNA obtains the rights of being the owner and beneficiary to an underlying life insurance policy. The carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the policy in accordance with Financial Accounting Standards Board (FASB) Technical Bulletin 85-4 Accounting for Purchases of Life Insurance (FTB 85-4). Amounts paid to purchase these contracts that are in excess of the cash surrender value, at the date of purchase, are expensed immediately. Periodic maintenance costs, such as premiums, necessary to keep the underlying policy inforce are expensed as incurred and are included in other operating expenses. Revenue is recognized and included in other revenue in the Consolidated Statements of Operations when the life insurance policy underlying the life settlement contract matures.

Separate Account Business

CAC and VFL write investment and annuity contracts. The supporting assets and liabilities of certain of these contracts are legally segregated and reported as assets and liabilities of separate account business. CAC and VFL guarantee principal and a specified return to the contract holders on approximately 47% and 58% of the separate account business at December 31, 2003 and 2002. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are carried at contract values.

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

For asset-backed securities included in fixed maturity securities, the Company recognizes income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reflected in net investment income.

Mortgage loans are carried at unpaid principal balances, including unamortized premium or discount. Real estate is carried at depreciated cost. Policy loans are carried at unpaid balances. Short term investments are generally carried at amortized cost, which approximates fair value.

The Company’s limited partnership investments are recorded at fair value and typically reflect a reporting lag of up to three months. Fair value represents CNA’s equity in the partnership’s net assets as determined by the General Partner. Changes in fair value, which represents changes in partnership’s net assets, are recorded within net investment income. Limited partnerships are a relatively small portion of the Company’s overall investment portfolio. The majority of the limited partnerships invest in a substantial number of securities that are readily marketable. The Company is a passive investor in such partnerships and does not have influence over the partnerships’ management, who are committed to operate them according to established guidelines and strategies. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships.

Cash equivalents are short-term, highly liquid investments that are both readily convertible into known amounts of cash and so near to maturity that they present insignificant risk of changes in value due to changing interest rates.

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

Realized Investment gains and losses: All securities sold resulting in investment gains and losses are recorded on the trade date. Realized investment gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

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

Cash collateral received on these transactions is invested in short term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities or letters of credit, received by the Company are not reflected as assets of the Company as there exists no right to sell or repledge the collateral. The fair value of collateral held and included in short term investments was $430 million and $544 million at December 31, 2003 and 2002. The fair value of non-cash collateral was $505 million and $777 million at December 31, 2003 and 2002.

Derivative Financial Instruments

Effective January 1, 2001, the Company accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended. The initial adoption of SFAS 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS 133 resulted in an after-tax decrease to 2001 net income of $61 million. Of this transition amount, approximately $58 million related to investments and investment-related derivatives. Because the Company already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $58 million to stockholders’ equity (accumulated other comprehensive income). The remainder of the transition adjustment is primarily attributable to collateralized debt obligation (CDOs) products that are classified as derivatives under SFAS 133.

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

CDOs represent a credit enhancement product that is typically structured in the form of a swap. The Company has determined that this product is a derivative under SFAS 133. Changes in the estimated fair value of CDOs, like other derivative financial instruments with no hedge designation, are recorded in realized gains or losses as appropriate. The net impact of CDO’s was a loss of $1 million and $6 million for the years ended December 31, 2003 and 2002 and income of $5 million for the year ended December 31, 2001. The Company no longer issues this product.

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

In April of 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a significant impact on the results of operations or equity of the Company.

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

CNA uses investment derivatives in the normal course of business, primarily to attempt to reduce its exposure to market risk (principally interest rate risk, equity stock price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). The Company’s principal objective under such risk strategies is to achieve the desired reduction in economic risk, even if the position will not receive hedge accounting treatment.

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

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized in the Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties.

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

Income Taxes

The Company and its eligible subsidiaries are included in the consolidated Federal income tax return of Loews and its eligible subsidiaries. The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method.

Goodwill and Other Intangible Assets

Goodwill of $146 million and $154 million as of December 31, 2003 and 2002 represents the excess of purchase price over fair value of the net assets of acquired entities. Other intangible assets were $16 million and $20 million as of December 31, 2003 and 2002. CNA adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) on January 1, 2002. SFAS 142 changed the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and indefinite-lived intangible assets recorded in past business combinations ceased upon adoption of SFAS 142. Accordingly, net (loss) income for the years ended December 31, 2003 and 2002 does not include amortization expense on goodwill or indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests.

During 2003, the Company sold certain businesses. Accordingly, the goodwill associated with these sold businesses decreased CNA’s goodwill by $2 million in Standard Lines and $1 million in Group Operations and a reduction in CNA’s indefinite-lived intangible assets of $4 million in Group Operations. See Note P for further discussion. Additionally, a $5 million pretax impairment charge was recorded in Specialty Lines. No other impairments were identified during 2003.

During 2002, the Company completed its initial goodwill impairment testing and recorded a $64 million pretax, or $57 million after-tax, impairment charge. In accordance with SFAS 142, the impairment charge, which consisted of a $51 million pretax, or $48 million after-tax, charge in Specialty Lines, a $12 million pretax, or $8 million after-tax, charge in Life Operations, and a $1 million pretax, or $1 million after-tax, charge in Corporate and Other, was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. Any impairment losses incurred after the initial application of this standard are reported in operating results.

Had the Company not amortized goodwill and indefinite-lived intangible assets in 2001, net loss and the related basic and diluted loss per share amounts would have been as follows:

Pro Forma Effect of SFAS 142 on Results

		Basic and Diluted
Year ended December 31, 2001	Net Loss	Loss Per Share
(In millions, except per share amounts)
Reported results	$(1,642)	$(8.46)
Add goodwill and indefinite-lived intangible assets amortization, after-tax	17	0.09

Adjusted reported results to include the impact of the non-amortization provisions of SFAS 142	$(1,625)	$(8.37)

Prior to the adoption of SFAS 142, goodwill and indefinite-lived intangible assets were amortized on a straight-line basis over the period of expected benefit, generally ranging from 15 to 30 years.

Earnings per Share Data

(Loss) earnings per share available to common stockholders is based on weighted-average outstanding shares. Basic and diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period of common stock or common stock equivalents assuming conversion. The weighted average number of shares outstanding for computing basic and diluted earnings per share was 227.0 million, 223.6 million and 194.0 million for the years ended December 31, 2003, 2002 and 2001. Included in the weighted-average outstanding shares in 2003 is the additional effect of the convertible preferred shares sold during the period. The Series I Issue preferred stock has terms that make it economically equivalent to common stock. See Note L for further discussion of the Series I Issue preferred stock.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the year ended December 31, 2003, approximately 1 million shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. No shares were excluded from the calculation of diluted earnings per share for the year ended December 31, 2002. For the year ended December 31, 2001, approximately 1 million shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. No adjustments were made to reported net income in the computation of earnings per share.

The computation of (loss) earnings per share is as follows:

(Loss) Earnings per Share

Years ended December 31	2003	2002	2001
(In millions, except per share amounts)
(Loss) income from continuing operations	$(1,433)	$247	$(1,592)
Less: preferred stock dividend	(60)	(2)	–

(Loss) income from continuing operations available to common stockholders	(1,493)	245	(1,592)
(Loss) income from discontinued operations, net of tax	–	(35)	11
Cumulative effects of changes in accounting principles, net of tax	–	(57)	(61)

Net (loss) income available to common stockholders	$(1,493)	$153	$(1,642)

Weighted-average outstanding common stock and common stock equivalents	227.0	223.6	194.0
Effect of dilutive securities, employee stock options	–	–	–

Adjusted weighted-average outstanding common stock and common stock equivalents assuming conversions	227.0	223.6	194.0

Basic and diluted (loss) earnings per share available to common stockholders	$(6.58)	$0.68	$(8.46)

The Company has stock-based compensation plans which are detailed in Note J. The Company applies intrinsic value method by following Accounting Policy Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its stock-based compensation plan. Under the recognition and measurement principles of APB 25, no stock-based compensation cost has been recognized as the exercise price of the granted options equaled the market price of the underlying stock at the grant date.

The following table illustrates the effect on net (loss) income and earnings per share data if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation under the Company’s stock-based compensation plans.

Pro Forma Effect of SFAS 123 on Results

Years ended December 31	2003	2002	2001
(In millions, except per share amounts)
Net (loss) income	$(1,433)	$155	$(1,642)
Less: Total stock-based compensation cost determined under the fair value method, net of tax	(2)	(1)	(1)

Pro forma net (loss) income	$(1,435)	$154	$(1,643)

Basic and diluted (loss) earnings per share, as reported	$(6.58)	$0.68	$(8.46)

Basic and diluted (loss) earnings per share, pro forma	$(6.59)	$0.67	$(8.47)

Accounting Pronouncements

In March of 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 140 superceded SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The initial adoption of SFAS 140 did not have a significant impact on the results of operations or equity of the Company.

In April of 2001, the Company adopted Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). EITF 99-20 establishes how a transferor that retains an interest in securitized financial assets or an enterprise that purchases a beneficial interest in securitized financial assets should account for interest income and impairment. The initial adoption of EITF 99-20 did not have a significant impact on the results of operations or equity of the Company.

In June of 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS 141). SFAS 141 requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. CNA has adopted this standard for all business combinations initiated subsequent to June 30, 2001. The initial adoption of SFAS 141 did not have a significant impact on the results of operations or equity of the Company.

In August of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Effective January 1, 2002, CNA adopted SFAS 144 for impairments of long-lived assets and for long-lived assets to be disposed of on or after January 1, 2002. The initial adoption of SFAS 144 did not have a significant impact on the results of operations or equity of the Company; however, it did impact the income statement presentation of certain operations sold in 2002.

In June of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). CNA adopted the provisions of SFAS 146 for all disposal activities initiated after June 30, 2002. The initial adoption of SFAS 146 did not have a significant impact on the results of operations or equity of the Company.

In November of 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements of Financial Accounting Standards No. 5, 57, and 107 and rescission of FASB Interpretation No. 34) (FIN 45). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies (SFAS 5) relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 specifies additional disclosure requirements related to guarantees, which are effective for financial periods ending after December 15, 2002. Additionally, FIN 45 outlines provisions for initial recognition and measurement of the liability incurred in providing a guarantee. These provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The initial adoption for the recognition and measurement requirements of FIN 45 did not have a significant impact on the results of operations or equity of the Company.

In December of 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. CNA adopted this disclosure standard in its annual and interim financial statements but did not adopt fair value accounting in 2003.

In January of 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). In December of 2003, FASB revised FIN 46, which clarifies the application of Accounting Research Bulletin No. 51 Consolidated Financial Statements (ARB 51). As per ARB 51, a general rule for preparation of consolidated financial statements of a parent and its subsidiary is ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary. However, application of the majority voting interest requirement of ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interest. FIN 46 clarifies applicability of ARB 51 to entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 requires an entity to consolidate a variable interest entity (VIE) even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares.

FIN 46 is applicable for financial statements issued for reporting periods that end after March 15, 2004. The Company is in the process of reviewing the recent revisions to FIN 46. Any potential changes as a result of implementation of FIN 46 are not expected to have a significant impact on the results of operations or equity of the Company.

In May of 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer of financial instruments classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS 150 modifies the accounting and financial statement disclosures of certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 affects the issuer’s accounting for three types of financial instruments that are required to be accounted for as liabilities. The Company did not have any financial instruments outstanding to which the provisions of SFAS 150 apply; therefore, the initial adoption of SFAS 150 did not have any impact on the results of operations or equity of the Company.

In July of 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-01, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-01). SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. SOP 03-01 may not be applied retroactively to prior years’ financial statements, and initial application should be as of the beginning of an entity’s fiscal year. CNA will adopt SOP 03-01 as of January 1, 2004. The initial adoption of SOP 03-01 will not have a significant impact on the results of operations or equity of the Company, but will affect the classification and presentation of certain balance sheet and income statement items.

In December of 2003, the FASB revised SFAS No.132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) to require additional disclosures related to pensions and post retirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The SFAS 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. CNA has implemented the revised disclosures required for fiscal years ending after

December 15, 2003 in these financial statements and will implement the interim disclosure requirements and annual benefit payment disclosures in all subsequent interim and annual financial statements.

In November of 2003, the EITF reached consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1) that certain quantitative and qualitative disclosures are required for equity and fixed maturity securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The guidance requires companies to disclose the aggregate amount of unrealized losses and the related fair value of investments with unrealized losses for securities that have been in an unrealized loss position for less than 12 months and separately for those that have been in an unrealized loss position for over 12 months, by investment category. The Company has adopted the disclosure requirements in these financial statements.

Note B. Investments

The significant components of net investment income are presented in the following table.

Net Investment Income

Years ended December 31	2003	2002	2001
(In millions)
Fixed maturity securities	$1,651	$1,854	$1,824
Short term investments	63	62	135
Limited partnerships	221	(34)	47
Equity securities	19	66	37
Interest on funds withheld and other deposits	(344)	(239)	(241)
Other	85	81	112

Gross investment income	1,695	1,790	1,914
Investment expense	(48)	(60)	(58)

Net investment income	$1,647	$1,730	$1,856

Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) in investments were as follows:

Net Investment Appreciation

Years ended December 31	2003	2002	2001
(In millions)
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$1,244	$1,009	$936
Gross realized losses	(807)	(1,118)	(600)

Net realized gains (losses) on fixed maturity securities	437	(109)	336

Equity securities:
Gross realized gains	143	251	1,335
Gross realized losses	(29)	(409)	(240)

Net realized gains (losses) on equity securities	114	(158)	1,095

Other realized investment (losses) gains	(87)	13	(154)

Net realized investment gains (losses) before allocation to participating policyholders’ and minority interests	464	(254)	1,277
Allocation to participating policyholders’ and minority interests	(4)	2	(15)

Net realized investment gains (losses)	460	(252)	1,262

Net change in unrealized appreciation (depreciation) in general account investments:
Fixed maturity securities	372	548	93
Equity securities	87	(23)	(1,127)
Other	2	17	(19)

Total net change in unrealized appreciation (depreciation) in general account investments	461	542	(1,053)
Net change in unrealized appreciation on separate accounts and other	6	53	7
Cumulative effects of changes in accounting principles, net of tax of $31	–	–	58
Allocation to participating policyholders’ and minority interests	(7)	(19)	(4)
Deferred income tax (expense) benefit	(159)	(182)	355

Net change in unrealized appreciation (depreciation) in investments	301	394	(637)

Net realized gains and change in unrealized appreciation in investments	$761	$142	$625

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

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or credit and tax considerations. Sales will produce realized gains and losses.

The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

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

The decision to impair a security incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.

The Impairment Committee’s decision to impair a security is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all of the factors considered. For securities that are impaired, the security is adjusted to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Statements of Operations.

Realized investment losses included $321 million, $890 million and $129 million of pretax impairment losses for the three years ended December 31, 2003, 2002 and 2001. The impairments recorded were primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets and the effects on such markets due to the overall slowing of the economy.

Other realized investment gains (losses) for the years ended December 31, 2003, 2002 and 2001 include gains and losses related to the sales and losses associated with the anticipated sales of certain operations or affiliates. See Note P for further details.

The following tables provide a summary of fixed maturity and equity securities investments.

Summary of Fixed Maturity and
Equity Securities

			Gross Unrealized Losses
	Cost or	Gross			Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2003	Cost	Gains	12 Months	12 Months	Value
(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,823	$91	$10	$4	$1,900
Asset-backed securities	8,634	146	22	1	8,757
States, municipalities and political subdivisions – tax-exempt	7,787	207	22	2	7,970
Corporate securities	6,061	475	40	14	6,482
Other debt securities	2,961	311	4	4	3,264
Redeemable preferred stock	97	7	–	–	104
Options embedded in convertible debt securities	201	–	–	–	201

Total fixed maturity securities	27,564	1,237	98	25	28,678

Equity securities:
Common stock	163	222	2	–	383
Non-redeemable preferred stock	130	16	2	–	144

Total equity securities	293	238	4	–	527

Total	$27,857	$1,475	$102	$25	$29,205

	Cost or Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
December 31, 2002
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,266	$114	$4	$1,376
Asset-backed securities	7,888	336	16	8,208
States, municipalities and political subdivisions – tax-exempt	4,966	151	43	5,074
Corporate securities	7,439	487	335	7,591
Other debt securities	3,780	284	237	3,827
Redeemable preferred stock	64	5	–	69
Options embedded in convertible debt securities	130	–	–	130

Total fixed maturity securities	25,533	1,377	635	26,275

Equity securities:
Common stock	310	166	15	461
Non-redeemable preferred stock	209	3	7	205

Total equity securities	519	169	22	666

Total	$26,052	$1,546	$657	$26,941

The following table summarizes for fixed maturity and equity securities in an unrealized loss position at December 31, 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

Unrealized Loss Aging

	December 31, 2003

		Gross
	Estimated	Unrealized
	Fair Value	Loss
(In millions)
Fixed maturity securities:
Investment grade:
0-6 months	$4,138	$50
7-12 months	834	36
13-24 months	76	11
Greater than 24 months	51	3

Total investment grade	5,099	100

Non-investment grade:
0-6 months	134	5
7-12 months	60	7
13-24 months	16	1
Greater than 24 months	105	10

Total non-investment grade	315	23

Total fixed maturity securities	5,414	123

Equity securities:
0-6 months	23	2
7-12 months	10	2
13-24 months	3	–
Greater than 24 months	6	–

Total equity securities	42	4

Total fixed maturity and equity securities	$5,456	$127

Contractual Maturity

	Cost or	Estimated
	Amortized	Fair
	Cost	Value
(In millions)
Due in one year or less	$275	$275
Due after one year through five years	2,544	2,605
Due after five years through ten years	3,596	3,886
Due after ten years	12,515	13,155
Asset-backed securities	8,634	8,757

Total	$27,564	$28,678

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

The carrying value of fixed maturity investments that did not produce income during 2003 and 2002 was $41 million and $88 million. At December 31, 2003 and 2002, no investments, other than investments in U.S. government agency securities, exceeded 10% of stockholders’ equity.

As of December 31, 2003 and 2002, the Company had committed approximately $154 million and $141 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

In the normal course of investing activities, CCC had committed approximately $51 million as of December 31, 2003 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

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

Changes in the Company’s investment in Global Crossing, on a pretax basis, were as follows:

Changes in Net Realized Gains and Unrealized Appreciation (Depreciation) for Global Crossing

Year ended December 31	2001
(In millions)
Decrease in unrealized gain on common stock	$(239)
Cumulative effect of a change in accounting principle	(60)
(Decrease) increase in unrealized gain on options collar	(663)

Net decrease in unrealized gain on position in Global Crossing	$(962)

Realized gains on sales of Global Crossing	$962

Restricted Investments

The Company may from time to time invest in securities that may be restricted in whole or in part. As of December 31, 2003 and 2002, the Company did not hold any significant positions in investments whose sale was restricted.

Cash and securities with carrying values of approximately $2.0 billion and $1.8 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2003 and 2002.

The Company’s investments in limited partnerships contain withdrawal provisions that typically require advanced written notice of up to 90 days for withdrawals. The carrying value of these investments reported as a separate line item in the Consolidated Balance Sheet is $1,117 million and $1,060 million at December 31, 2003 and 2002.

Cash and securities with carrying values of approximately $22 million and $37 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2003 and 2002. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance obligations with various third parties. The carrying values of these deposits were approximately $118 million and $70 million as of December 31, 2003 and 2002.

During July of 2002, the Company entered into an agreement, whereby Phoenix acquired the variable life and annuity business of VFL through a coinsurance arrangement, with modified coinsurance on the separate accounts. Securities with carrying values of approximately $492 million and $479 million continue to be held by the Company and are reported in separate account business in the assets section of the Consolidated Balance Sheet at December 31, 2003 and 2002.

Note C. Derivative Financial Instruments

A summary of the aggregate contractual or notional amounts, estimated fair values and recognized gains (losses) related to derivative financial instruments follows.

Derivative Instruments

	Contractual/	Estimated	Estimated	Recognized
	Notional	Fair Value	Fair Value	Gains
As of and for the year ended December 31, 2003	Amount	Asset	(Liability)	(Losses)
(In millions)
General account
Swaps	$856	$–	$(5)	$87
Interest rate caps	225	–	–	–
Futures sold, not yet purchased	18	–	–	(9)
Forwards	16	–	(1)	2
Commitments to purchase government and municipal securities	3,318	12	–	(1)
Equity warrants	11	–	–	–
Options purchased	4	–	–	–
Options written	515	–	(2)	–
Collateralized debt obligation liabilities	110	–	(14)	(1)
Synthetic guaranteed investment contracts	280	–	–	–
Options embedded in convertible debt securities	681	201	–	36

Total	$6,034	$213	$(22)	$114

Separate accounts
Futures purchased	$1,106	$3	$–	$208
Futures sold, not yet purchased	12	–	–	–
Options purchased	–	–	–	(1)
Options written	12	–	–	2

Total	$1,130	$3	$–	$209

	Contractual/	Estimated	Estimated	Recognized
	Notional	Fair Value	Fair Value	Gains
As of and for the year ended December 31, 2002	Amount	Asset	(Liability)	(Losses)
(In millions)
General account
Swaps	$553	$–	$–	$12
Interest rate caps	500	–	–	–
Futures sold, not yet purchased	14	–	–	(36)
Forwards	9	–	–	(19)
Commitments to purchase government and municipal securities	1,289	14	–	(1)
Equity warrants	10	8	–	(1)
Options purchased	6	–	–	(1)
Collateralized debt obligation liabilities	126	–	(14)	(6)
Synthetic guaranteed investment contracts	481	–	–	–
Options embedded in convertible debt securities	843	130	–	(38)

Total	$3,831	$152	$(14)	$(90)

Separate accounts
Futures purchased	$614	$1	$–	$(187)
Futures sold, not yet purchased	10	–	–	(1)
Commitments to purchase government and municipal securities	11	–	–	1
Options purchased	33	–	–	(3)
Options written	51	–	(1)	2

Total	$719	$1	$(1)	$(188)

Immediately following the adoption of SFAS 133 on January 1, 2001, which did not impact derivatives included in separate account investments, the Company’s general account derivative holdings were as follows:

				Cumulative
				Effect of a
	Contractual/	Estimated	Estimated	Change in
	Notional	Fair Value	Fair Value	Accounting
January 1, 2001	Amount	Asset	(Liability)	Principle
(In millions)
General account
Swaps	$5	$–	$–	$–
Interest rate caps	500	1	–	–
Futures sold, not yet purchased	80	–	–	–
Forwards	13	–	–	–
Equity warrants	10	4	–	(1)
Options purchased	18	1	–	–
Options purchased – Global Crossing	1,000	664	–	420
Options written – Global Crossing	1,256	–	(1)	243
Collateralized debt obligation liabilities	170	–	(18)	(6)
Synthetic guaranteed investment contracts	1,779	–	–	–
Options embedded in convertible debt securities	845	231	–	231

Total	$5,676	$901	$(19)	887

Unrealized loss on Global Crossing common stock				(723)
Adjustment on convertible debt securities with embedded options				(258)

Cumulative effect of a change in accounting principle				(94)
Tax benefit on cumulative effect of a change in accounting principle				33

Cumulative effect of a change in accounting principle, net of tax				$(61)

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

The effectiveness of this hedge was measured based on changes in the intrinsic value of the collar in relation to changes in the fair value of Global Crossing. Changes in the time value component of the collar’s fair value were excluded from the hedge designation and measurement of effectiveness. Up to the date of the sale, the Global Crossing hedge was 100% effective. The change in the time value component of the collar was a pretax gain of $33 million for the year ended December 31, 2001, and was reflected as a realized investment gain in the Consolidated Statements of Operations.

The Company’s other hedging activities that are designated as a hedge for accounting purposes primarily involve hedging interest rate and foreign currency risks on various assets and liabilities. There was no gain or loss on the ineffective portion of the fair value hedges for the year ended December 31, 2003, because the Company held no fair value hedges in 2003. The ineffective portion of the fair value hedges resulted in a realized loss of approximately $4 million and $1 million for the years ended December 31, 2002 and 2001.

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

The following methods and assumptions were used by CNA in estimating the fair value of financial assets and liabilities.

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

The fair value of limited partnership investments represents CNA’s equity in the partnership’s net assets as determined by the general partner. Valuation techniques to determine fair value of other invested assets and other separate account business assets consisted of discounting cash flows, obtaining quoted market prices of the investments and comparing the investments to similar instruments or to the underlying assets of the investments.

The carrying amount and estimated fair value of CNA’s financial instrument assets and liabilities are listed in the table below. Additional detail related to derivative financial instruments is also provided in Note C.

The fair values of notes receivable for the issuance of common stock were estimated using discounted cash flows utilizing interest rates currently offered for obligations securitized with similar collateral.

Premium deposits and annuity contracts were valued based on cash surrender values and the outstanding fund balances.

CNAF’s senior notes and debentures were valued based on quoted market prices. The fair value for other long term debt was estimated using discounted cash flows based on current incremental borrowing rates for similar borrowing arrangements.

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

Financial Assets and Liabilities

	2003		2002

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
December 31	Amount	Value	Amount	Value
(In millions)
Financial assets
Investments:
Fixed maturity securities	$28,678	$28,678	$26,275	$26,275
Equity securities	527	527	666	666
Mortgage loans	15	16	28	29
Policy loans	175	176	180	175
Limited partnership investments	1,117	1,117	1,060	1,060
Other invested assets	40	40	47	47
Separate account business:
Fixed maturity securities	2,114	2,114	2,014	2,014
Equity securities	117	117	118	118
Limited partnership investments	419	419	327	327
Other	415	415	387	387
Notes receivable for the issuance of common stock	76	87	72	83
Financial liabilities
Premium deposits and annuity contracts	$1,282	$1,261	$1,266	$1,214
Long term debt	1,641	1,712	1,872	1,870
Short-term debt	263	263	420	420
Collateralized debt obligation liabilities	14	14	14	14
Financial guarantee contracts	50	50	56	55
Separate account business:
Guaranteed investment contracts	211	229	276	296
Variable separate accounts	540	540	603	603
Other	2,449	2,449	1,884	1,884

Note E. Income Taxes

CNA and its eligible subsidiaries (CNA Tax Group) are included in the consolidated Federal income tax return of Loews and its eligible subsidiaries. Loews and CNA have agreed that for each taxable year, CNA will 1) be paid by Loews the amount, if any, by which the Loews consolidated Federal income tax liability is reduced by virtue of the inclusion of the CNA Tax Group in the Loews consolidated Federal income tax return, or 2) pay to Loews an amount, if any, equal to the Federal income tax that would have been payable by the CNA Tax Group filing a separate consolidated tax return. In the event that Loews should have a net operating loss in the future computed on the basis of filing a separate consolidated tax return without the CNA Tax Group, CNA may be required to repay tax recoveries previously received from Loews. This agreement may be canceled by either party upon 30 days written notice.

A reconciliation between CNA’s Federal income tax (expense) benefit at statutory rates and the recorded income tax (expense) benefit, after giving effect to minority interest, but before giving effect to discontinued operations and the cumulative effects of changes in accounting principles, is as follows:

Tax Rate Reconciliation

Years ended December 31	2003	2002	2001
(In millions)
Income tax benefit (expense) at statutory rates	$823	$(110)	$818
Foreign net operating benefit (loss) carryforward	7	(2)	(90)
Tax benefit from tax exempt income	101	53	37
Other benefit (expense), including state income taxes	(18)	(9)	(21)

Effective income tax benefit (expense)	$913	$(68)	$744

Provision has been made for the expected U.S. Federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free. Adjustments related to foreign net operating loss carryforwards reflected above pertain to those foreign subsidiaries for which no tax benefit is expected to be realized.

The current and deferred components of CNA’s income tax (expense) benefit, excluding taxes on discontinued operations and the cumulative effects of the changes in accounting principles, are as follows:

Current and Deferred Taxes

Years ended December 31	2003	2002	2001
(In millions)
Current tax benefit (expense)	$980	$(61)	$806
Deferred tax expense	(67)	(7)	(62)

Total income tax benefit (expense)	$913	$(68)	$744

The deferred tax effects of the significant components of CNA’s deferred tax assets and liabilities are set forth in the table below.

Components of Net Deferred Tax Assets

December 31	2003	2002
(In millions)
Deferred tax assets (liabilities)
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$711	$620
Unearned premium reserves	288	332
Life reserves	228	205
Other insurance reserves	30	19
Deferred acquisition costs	(790)	(783)
Net unrealized gains	(508)	(331)
Postretirement benefits other than pensions	122	119
Life settlement contracts	108	115
Minimum pension liability	69	8
Foreign affiliate(s)	(148)	28
Receivables	293	104
Accrued assessments and guarantees	68	40
Net operating loss and tax credits carried forward	158	–
Investment valuation differences	19	228
Other, net	(48)	19

Net deferred tax asset	$600	$723

The gross deferred tax assets and liabilities amounted to approximately $2.4 billion and $1.8 billion at December 31, 2003 and $2.0 billion and $1.3 billion at December 31, 2002. Although realization of deferred tax assets is not assured, management believes it is more likely than not that deferred tax assets will be realized through future earnings, including but not limited to the generation of future income from continuing operations, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded at December 31, 2003 and 2002.

At December 31, 2003, the CNA Tax Group has a net operating loss carryforward of approximately $169 million which expires in 2023. In addition, the CNA Tax Group has an alternative minimum tax credit carryforward of approximately $99 million which can be carried forward indefinitely. It is expected that both the net operating loss carryforward and tax credit carryforward will be fully utilized.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company.

During 2001, the Company recorded estimated incurred losses of $468 million, pretax, net of reinsurance, related to the September 11, 2001 World Trade Center disaster and related events (WTC event). The loss estimate was based on a total industry loss of $50 billion and includes all lines of insurance. The estimate took into account CNA’s substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance programs. See Note H for further discussion of reinsurance. The Company has closely monitored reported losses as well as the collection of reinsurance on WTC event claims. During both 2003 and 2002, the Company reduced the reserves related to the WTC event in both the property and casualty and group and life segments, which are described below in net prior year development. As of December 31, 2003, the Company believes its remaining recorded reserves, net of reinsurance, for the WTC event are adequate.

The following table provides management’s estimate of pretax losses related to the WTC event on a gross basis (before reinsurance) and a net basis (after reinsurance) by line of business as initially estimated in 2001.

World Trade Center Event

	Gross	Net
Year ended December 31, 2001	Basis	Basis
(In millions)
Property and casualty assumed reinsurance	$662	$465
Property	282	159
Workers compensation	112	25
Airline hull	194	6
Commercial auto	1	1

Total property and casualty	1,251	656

Group	322	60
Life	75	22

Total group and life	397	82

Total loss before corporate aggregate reinsurance, reinstatement and additional premiums and other	$1,648	738

Corporate aggregate reinsurance		(259)
Reinstatement and additional premiums and other		(11)

Total		$468

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves including claim and claim adjustment expense reserves of the life and group companies.

Reconciliation of Claim and Claim Adjustment Expense Reserves

As of and for the years ended December 31	2003	2002	2001
(In millions)
Reserves, beginning of year:
Gross	$27,370	$31,266	$26,962
Ceded	10,727	12,105	7,848

Net reserves, beginning of year	16,643	19,161	19,114

Reduction of net reserves (a)	–	(1,316)	–
Reduction of net reserves (b)	(1,309)	–	–
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	6,745	8,248	8,660
Increase in provision for insured events of prior years	2,409	35	2,464
Amortization of discount	115	72	107

Total net incurred	9,269	8,355	11,231

Net payments attributable to:
Current year events	2,192	3,137	3,997
Prior year events	4,936	6,553	7,437
Reinsurance recoverable against net reserve transferred under retroactive reinsurance agreements (See Note P)	(39)	(133)	(250)

Total net payments	7,089	9,557	11,184

Net reserves, end of year	17,514	16,643	19,161
Ceded reserves, end of year	14,216	10,727	12,105

Gross reserves, end of year	$31,730	$27,370	$31,266

(a)	In 2002, the net reserves were reduced by $1,316 million as a result of the sale of CNA Reinsurance Company Limited (CNA Re U.K.). See Note P for further discussion of this sale.

(b)	In 2003, the net reserves were reduced by $1,309 million as a result of the sale of CNAGLA. See Note P for further discussion of this sale.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) are composed of the following components. For the years ended December 31, 2003, 2002 and 2001, the unfavorable net prior year claim and claim adjustment expense reserve development was $2,409 million, $35 million and $2,464 million.

Reserve Development

Years ended December 31	2003	2002	2001
(In millions)
Environmental pollution and mass tort	$153	$–	$468
Asbestos	642	–	773
Other	1,614	35	1,223

Total	$2,409	$35	$2,464

Asbestos, Environmental Pollution and Mass Tort (APMT) Reserves

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; enactment of national federal legislation to address asbestos claims; a further increase in asbestos and environmental pollution claims which cannot now be anticipated; increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental pollution claims.

CNA has regularly performed ground up reviews of all open APMT claims to evaluate the adequacy of the Company’s APMT reserves. In performing its comprehensive ground up analysis, the Company considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of the Company, and its actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

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

Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for APMT and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to the Company’s business, results of operations, equity, and insurer financial strength and debt ratings. Due to, among other things, the factors described above, it may be necessary for the Company to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

APMT Reserves

	December 31, 2003		December 31, 2002

		Environmental		Environmental
		Pollution and Mass		Pollution and Mass
	Asbestos	Tort	Asbestos	Tort
(In millions)
Gross reserves	$3,347	$839	$1,758	$830
Ceded reserves	(1,580)	(262)	(512)	(313)

Net reserves	$1,767	$577	$1,246	$517

Asbestos

CNA’s property and casualty insurance subsidiaries have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involve limitations such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims.

As of December 31, 2003 and 2002, CNA carried approximately $1,767 million and $1,246 million of claim and claim adjustment expense reserves, net of reinsurance recoverables for reported and unreported asbestos-related claims. Unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2003, 2002 and 2001 amounted to $642 million, $0 and $773 million. The Company paid asbestos-related claims, net of reinsurance recoveries, of $121 million, $21 million and $171 million during the years ended December 31, 2003, 2002 and 2001.

The Company recorded $1,826 million and $642 million in unfavorable gross and net prior year development for the year ended December 31, 2003 for reported and unreported asbestos-related claims, principally due to potential losses from policies issued by CNA with high attachment points, which previous exposure analysis indicated would not be reached. The Company examined the claims filing trends and the projected erosion rates of underlying primary and lower excess insurance on open asbestos accounts to determine timeframes within which high excess policies issued by CNA could be reached. Elevated claims volumes, together with certain adverse court decisions affecting rapidity by which asbestos claims are paid supported the conclusion that excess policies with high attachment points previously thought not to be exposed may now potentially be exposed.

In 2001, CNA noted the continued emergence of adverse loss experience across several lines of business related to prior years. With respect to asbestos reserves, throughout 2000, and into 2001, CNA experienced significant increases in the number of new asbestos bodily injury claims. In light of this development, CNA formed the view that payments for asbestos claims could be higher in future years than previously estimated. Moreover, in late 2000 through mid-2001, industry sources such as rating agencies and actuarial firms released analyses and studies commenting on the increase in claim volumes and other asbestos liability developments.

Also in the 2000 to 2001 time period, a number of significant asbestos defendants filed for bankruptcy, increasing the likelihood that excess layers of insurance coverage could be called upon to indemnify policyholders and creating the potential that novel legal doctrines could be employed. These developments led the Company to the conclusion that its asbestos reserves required strengthening in 2001 resulting in unfavorable net prior year development of $773 million.

Some asbestos-related defendants have asserted that their policies issued by CNA are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. The

Company has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, the Company aggressively litigates the claim. Adverse developments with respect to such matters could have a material adverse effect on CNA’s results of operations and/or equity.

Certain asbestos litigation in which CNA is currently engaged is described below:

On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow — Liptak Corporation. Under the agreement, CNA is required to pay $74 million, net of reinsurance recoveries, over a ten year period. The settlement resolves CNA’s liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow — Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement has received initial bankruptcy court approval and CNA expects to procure confirmation of a bankruptcy plan containing an injunction to protect CNA from any future claims.

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

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 73,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, which even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio action, plaintiffs allege the defendants negligently performed duties undertaken to protect the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio)). Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). Many of the Texas claims have been dismissed as time-barred by the applicable statute of limitations. In other claims, the Texas court recently ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. The time period for filing an appeal of this ruling has not expired and it remains uncertain whether the plaintiffs’ will continue to pursue their causes of action.

CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. A direct action has also been filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed as to CNA because of W.R. Grace’s pending bankruptcy.

CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA’s business, insurer financial strength and debt ratings, and results of operations and/or equity.

As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any CNA excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of management and consideration of many complex factors, including: inconsistency of court decisions, jury attitudes and future court decisions; specific policy provisions; allocation of liability among insurers and insureds; missing policies and proof of coverage; the proliferation of bankruptcy proceedings and attendant uncertainties; novel theories asserted by policyholders and their counsel; the targeting of a broader range of businesses and entities as defendants; the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims; volatility in claim numbers and settlement demands; increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims; the efforts by insureds to obtain coverage not subject to aggregate limits; the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; medical inflation trends; the mix of asbestos-related diseases presented and the ability to recover reinsurance.

Environmental Pollution and Mass Tort

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfunds) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (PRPs). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so and assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,200 cleanup sites have been identified by the Environmental Protection Agency (EPA) and included on its National Priorities List (NPL). State authorities have designated many cleanup sites as well.

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

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

As of December 31, 2003 and 2002, CNA carried approximately $577 million and $517 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. Unfavorable environmental pollution and mass tort net prior year claim and claim adjustment expense reserve development of $153 million, $0 million and $468 million were recorded for the years ended December 31, 2003, 2002 and 2001. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $93 million, $116 million and $203 million for years ended December 31, 2003, 2002 and 2001.

CNA recorded $73 million in unfavorable net prior year environmental pollution claim and claim adjustment expense reserve development in 2003. This increase was in part due to the emergence of certain negative legal developments, including several court decisions which have reduced the effectiveness of the absolute pollution exclusion by limiting its application to traditional industrial pollution, and which have increased the scope of damages compensable under policies of insurance and the emergence of Natural Resource Damage claims under the Superfund and other federal statutes.

CNA has made resolution of large environmental pollution exposures a management priority. The Company has resolved a number of its large environmental accounts by negotiating settlement agreements. In its settlements, CNA sought to resolve those exposures and obtain the broadest release language to avoid future claims from the same policyholders seeking coverage for sites or claims that had not emerged at the time CNA settled with its policyholder. While the terms of each settlement agreement vary, CNA sought to obtain broad environmental releases that include known and unknown sites, claims and policies. The broad scope of the release provisions contained in those settlement agreements should, in many cases, prevent future exposure from settled policyholders. It remains uncertain, however, whether a court interpreting the language of the settlement agreements will adhere to the intent of the parties and uphold the broad scope of language of the agreements.

The Company recorded $80 million in unfavorable net prior year mass tort claim and claim adjustment expense development in 2003, due in part to the elevated volume of silica claims. In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of a tort reform. The most significant silica exposures identified to date include a relatively small number of accounts with significant numbers of new claims and substantial insurance limits issued by the Company. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liability, impede the Company’s ability to estimate its ultimate liability for such claims.

In 2001, CNA noted the continued emergence of adverse loss experience across several lines of business related to prior years. With respect to environmental pollution and mass tort reserves, commencing in 2000 and continuing into the first and second quarters of 2001, CNA received a number of new reported claims, some of which involved declaratory judgment actions premised on court decisions purporting to expand insurance coverage for pollution claims. In these decisions, several courts adopted rules of insurance policy interpretation which established joint and several liability for insurers consecutively on a risk during a period of alleged property damage; and in other instances adopted interpretations of the “absolute pollution exclusion,” which weakened its effectiveness in most circumstances. In addition to receiving new claims and declaratory judgment actions premised upon these unfavorable legal precedents, these court decisions also impacted CNA’s pending environmental pollution and mass tort claims and coverage litigation. During the spring of 2001, CNA reviewed specific claims and litigation, as well as general trends, and concluded reserve strengthening in this area was necessary.

In the area of mass torts, several well-publicized verdicts arising out of bodily injury cases related to allegedly toxic mold led to a significant increase in mold-related claims in 2000 and the first half of 2001. CNA’s reserve increase in the second quarter of 2001 was caused in part by this increased area of exposure.

Net Prior Year Development

2003 Net Prior Year Development

Unfavorable net prior year development of $2,952 million, including $2,409 million of unfavorable claim and claim adjustment expense reserve development and $543 million of unfavorable premium development, was recorded in 2003. The development discussed below includes premium development due to the direct relationship of unfavorable premium development to the corporate aggregate and other reinsurance treaties.

Unfavorable net prior year development of $1,392 million, including $905 million of unfavorable claim and allocated claim adjustment expense reserve development and $487 million of unfavorable premium development, was recorded in 2003 for Standard Lines. The gross and net carried claim and claim adjustment expense reserves were $12,983 million and $8,067 million at December 31, 2003. The gross and net carried claim and claim adjustment expense reserves for Standard Lines were $11,576 million and $7,262 million at December 31, 2002.

Approximately $495 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to construction defect claims in 2003. Based on analyses completed during 2003, it became apparent that the assumptions regarding the number of claims, which were used to estimate the expected losses, were no longer appropriate. The analyses indicated that the actual number of claims reported during 2003 was higher than expected primarily in Texas, Arizona, Nevada, Washington and Colorado. The number of claims reported in states other than California during the first six months of 2003 was almost 35% higher than the last six months of 2002. The number of claims reported during the last six months of 2002 increased by less than 10% from the first six months of 2002. In California, claims resulting from additional insured endorsements increased throughout 2003. Additional insured endorsements were regularly included on policies provided to subcontractors. The additional insured endorsement names general contractors and developers as additional insureds covered by the policy. Current California case law (Presley Homes, Inc. v. American States Insurance Company, (June 11, 2001) 90 Cal App. 4th 571, 108 Cal. Rptr. 2d 686) specifies that an individual subcontractor with an additional insured obligation has a duty to defend the additional insured in the entire action, subject to contribution or recovery later. In addition, the additional insured is allowed to choose one specific carrier to defend the entire action. These additional insured claims can remain open for a longer period of time than other construction defect claims because the additional insured defense obligation can continue until the entire case is resolved. The unfavorable net prior year development recorded related to construction defect claims was primarily related to accident years 1999 and prior.

Unfavorable net prior year development of approximately $595 million, including $518 million of unfavorable claim and allocated claim adjustment expense reserve development and $77 million of unfavorable premium development, was recorded for large account business including workers compensation coverages in 2003. Many of the policies issued to these large accounts include provisions tailored specifically to the individual accounts. Such provisions effectively result in the insured being responsible for a portion of the loss. An example of such a provision is a deductible arrangement where the insured reimburses the Company for all amounts less than a specified dollar amount. These arrangements often limit the aggregate amount the insured is required to reimburse the Company. Analyses indicated that the provisions that result in the insured being responsible for a portion would have less of an impact due to the larger size of claims as well as the increased number of claims. The unfavorable net prior year development recorded was primarily related to accident years 2000 and prior.

Approximately $98 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003, resulted from a program covering facilities that provide services to developmentally disabled individuals. This unfavorable net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. With regard to average claim size, recent data shows the average claim increasing at an annual rate of approximately 20%. Prior data had shown average claim size to be level. Similar to the average claim size, recent data shows the average policyholder defense cost increasing at an annual rate of approximately 20%. Prior data had shown average policyholder defense cost to be level. The unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded was primarily for accident years 2001 and prior.

Approximately $40 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was for excess workers compensation coverages due to increasing severity. The increase in severity means that a higher percentage of the total loss dollars will be the Company’s responsibility since more claims will exceed the point at which the Company’s coverage begins. The unfavorable net prior year development recorded was primarily for accident year 2000.

Approximately $73 million of unfavorable net prior year development recorded in 2003 was the result of a commutation of all ceded reinsurance treaties with Gerling Global Group of companies (Gerling), related to accident years 1999 through 2001, including $41 million of unfavorable net prior year claim and allocated claim adjustment expense development and $32 million of unfavorable net prior year premium development. See Note H for further information regarding this commutation.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $40 million recorded in 2003 was related to a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year. The Company had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, the Company ceased writing business under this program.

Approximately $25 million of unfavorable net prior year premium development recorded in 2003 was related to 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, the Company recorded approximately $36 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development, which was ceded under the contract. The unfavorable net prior year development was recorded for accident year 2000.

The following net prior year premium and claim and allocated claim adjustment expense development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the Standard Lines segment. Unfavorable net prior year development of approximately $210 million related to small and middle market workers compensation exposures and approximately $110 million related to E&S lines was recorded in 2003. Offsetting these increases was $210 million of favorable net prior year development in the property line of business, including $79 million related to WTC event.

Also, offsetting the unfavorable net prior year development was a $216 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in 2003. The benefit is comprised of $485 million of ceded losses and $269 million of ceded premiums for accident years 2000 and 2001.

Unfavorable net prior year development of $429 million, including $398 million of unfavorable net claim and allocated claim adjustment expense reserve development and $31 million of unfavorable premium development, was recorded in 2003 for Specialty Lines. The gross and net carried claim and claim adjustment expense reserves were $6,470 million and $3,995 million at December 31, 2003. The gross and net carried claim and claim adjustment expense reserves for Specialty Lines were $5,874 million and $3,373 million at December 31, 2002.

Approximately $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to increased severity in excess coverages provided to facilities providing health care services. The increase in reserves was based on reviews of individual accounts where claims had been expected to be less than the point at which the Company’s coverage applies. The claim trends indicated that the layers of coverage provided by the Company will be impacted. The unfavorable net prior year development recorded was primarily for accident years 2001 and prior.

Approximately $68 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was for surety coverages primarily related to workers compensation bond exposure from accident years 1990 and prior and large losses for accident years 1999 and 2002. Approximately $21 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the surety line of business in 2003 as the result of recent developments on one large claim.

Approximately $86 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to directors and officers exposures in CNA Pro and Global Lines. The unfavorable net prior year development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This unfavorable net prior year development recorded was primarily for accident years 2000 through 2002.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75 million recorded in 2003 was related to a adverse arbitration decision in 2003 involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which the Company was a participant. The loss was caused by a fire which occurred in 1995. The Company no longer participates in this pool.

Approximately $84 million of net prior year claim and claim adjustment expense development was recorded during 2003 as the result of a commutation of ceded reinsurance treaties with Gerling, relating to accident years 1999 through 2002.

The following net prior year claim and allocated claim adjustment expense reserve development was recorded in 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment. An additional $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to medical malpractice and long term care facilities. Partially offsetting this unfavorable net prior year claim and allocated claim adjustment expense reserve development was a $25 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $56 million of ceded losses and $31 million of ceded premiums for accident years 2000 and 2001. See Note H for further discussion of the Company’s aggregate reinsurance treaties.

Unfavorable net prior year development of $149 million, including $118 million of net unfavorable claim and allocated claim adjustment expense reserve development and $31 million of unfavorable premium development, was recorded in 2003 for CNA Re. The gross and net carried claim and claim adjustment expense reserves were $2,288 million and $1,257 million at December 31, 2003. The gross and net carried claim and claim adjustment expense reserves for CNA Re were $2,264 million and $1,362 million at December 31, 2002.

The unfavorable net prior year development was primarily a result of a general change in the pattern of how losses change over time as reported by the companies that purchased reinsurance from CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and have a similar effect on several lines of business. Approximately $67 million unfavorable net prior year development recorded in 2003 was related to proportional liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2001. Approximately $32 million of unfavorable net prior year development recorded in 2003, was related to assumed financial reinsurance for accident years 2001 and prior and approximately $24 million of unfavorable net prior year development related to professional liability exposures in accident years 2001 and prior.

CNA Re recorded an additional $15 million of unfavorable net prior year development for construction defect related exposures. Because of the unique nature of this exposure, losses have not followed expected development patterns. The continued reporting of claims in California, the increase in the number of claims from states other than California and a review of individual ceding companies’ exposure to this type of claim resulted in an increase in the estimated reserve.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25 million was recorded primarily for directors and officers exposures. The unfavorable net prior year development was a result of a claims review. The unfavorable net prior year development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The net prior year development recorded was for accident years 2000 and 2001.

The following net prior year premium and claim and allocated claim adjustment expense development, was recorded in 2003 as a result of the elimination of deficiencies and redundancies in the reserve positions of individual products within the segment. Unfavorable net prior year premium and claim and allocated claim adjustment expense development of approximately $42 million related to Surety exposures, $32 million related to excess of loss liability exposures and $12 million related to facultative liability. Partially offsetting this unfavorable net prior year premium and claim and allocated claim adjustment expense development was approximately $55 million of favorable net prior year development related to the WTC event as well as a $45 million underwriting benefit from cessions to the corporate aggregate reinsurance treaties. The benefit was comprised of $102 million of ceded losses and $57 million of ceded premiums for accident years 2000 and 2001. See Note H for further discussion of the Company’s aggregate reinsurance treaties.

Unfavorable net prior year development of $875 million, including $881 million of net unfavorable claim and allocated claim adjustment expense reserve development and $6 million of favorable premium development was recorded in 2003 for Corporate and Other. The gross and net carried claim and claim adjustment expense reserves were $7,046 million and $2,625 million at December 31, 2003. The gross and net carried claim and claim adjustment expense reserves for Corporate and Other were $4,847 million and $2,002 million at December 31, 2002.

This unfavorable net prior year development was principally driven by unfavorable net prior year claim and allocated claim adjustment expense development of $795 million related to APMT, which was previously discussed in the APMT section above. Unfavorable net prior year claim and allocated claim adjustment expense development of $50 million was recorded in 2003 relating to the Company’s past participation in several insurance pools that is part of the group reinsurance run-off business.

2002 Net Prior Year Development

Unfavorable net prior year development of $126 million including $35 million of unfavorable claim and claim adjustment expense reserve development and $91 million of unfavorable premium development was recorded in 2002. The development discussed below includes premium development due to the direct relationship of unfavorable premium development to the corporate aggregate and other reinsurance treaties.

Favorable net prior year development of $154 million, including $221 million of favorable claim and allocated claim adjustment expense reserve development and $67 million of unfavorable premium development, was recorded in 2002 for Standard Lines. The gross and net carried claim and claim adjustment expense reserves for Standard Lines were $12,854 million and $7,788 million at December 31, 2001.

Approximately $140 million of favorable net prior year development was attributable to participation in the Workers Compensation Reinsurance Bureau (WCRB), a reinsurance pool, and residual markets. The favorable net prior year development for WCRB was the result of information received from the WCRB that reported the results of a recent actuarial review. This information indicated that the Company’s net required reserves for accident years 1970 through 1996 were $60 million less than the carried reserves. In addition, during 2002, the Company commuted accident years 1965 through 1969 for a payment of approximately $5 million to cover carried reserves of approximately $13 million, resulting in further favorable net prior year development of $8 million. The favorable residual market net prior year development was the result of lower than expected paid loss activity during recent periods for accident years dating back to 1984. The paid losses during 2002 on prior accident years were approximately 60% of the previously expected amount.

In addition, Standard Lines had favorable net prior year development, primarily in the package liability and auto liability lines of business due to new claims initiatives. Based on management’s best estimate of the reduction in ultimate claim costs, approximately $100 million of favorable prior year reserve development was recorded in 2002. Approximately one-half of this favorable net prior year development was recorded in accident years prior to 1999, with the remainder of the favorable net prior year development recorded in accident years 1999 to 2001.

Approximately $50 million of favorable net prior year development during 2002 was recorded in commercial automobile liability. Most of the favorable net prior year development was from accident year 2000. Actuarial reviews in 2002 showed that underwriting actions have resulted in reducing the number of commercial automobile liability claims for recent accident years, especially the number of large losses.

Approximately $45 million of favorable net prior year development was recorded in property lines during 2002. The favorable net prior year development was principally from accident years 1999 through 2001, and was the result of the low number of large losses in recent years. Although property claims are generally reported relatively quickly, determining the ultimate cost of the claim can involve a significant amount of time between the occurrence of the claim and settlement.

Offsetting this favorable net prior year reserve development was approximately $100 million of unfavorable premium development in middle market workers compensation, approximately $70 million of unfavorable net prior year development in programs written in CNA E&S, approximately $30 million of unfavorable net prior year development on a contractors account package policy program and approximately $20 million of unfavorable net prior year development on middle market general liability coverages.

A CNA E&S program, covering facilities that provide services to developmentally disabled individuals, accounts for approximately $50 million of the unfavorable net prior year development. The unfavorable net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during 2002, with most of the development recorded in accident years 1999 and 2000. The other program which contributed to the CNA E&S unfavorable net prior year development covers tow truck and ambulance operators in the 2000 and 2001 accident years. This program was started in 1999. The Company expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. Reviews completed during the year resulted in estimated loss ratios on the tow truck and ambulance business that are 25 points higher than the middle market commercial automobile liability loss ratios.

The unfavorable net prior year development on contractors account package policies was the result of an actuarial review completed during 2002. Since this program is no longer being written, the Company expected that the change in reported losses would decrease each quarterly period. However, in then recent quarterly periods, the change in reported losses has been higher than prior quarters, resulting in the unfavorable net prior year development.

Unfavorable net prior year development of $137 million, including $68 million of unfavorable claim and allocated claim adjustment expense reserve development and $69 million of unfavorable premium development, was recorded in 2002 for Specialty Lines. The gross and net carried claim and claim adjustment expense reserves for Specialty Lines were $5,668 million and $3,461 million at December 31, 2001.

Unfavorable net prior year development of approximately $180 million was recorded for CNA HealthPro in 2002 and was driven principally by medical malpractice excess products provided to hospitals and physicians and coverages provided to long term care facilities, principally national for-profit nursing homes. Approximately $100 million of the unfavorable net prior year development was related to assumed excess products and loss portfolio transfers, and was primarily driven by unexpected increases in the number of excess claims in accident years 1999 and 2000. The percentage of total claims greater than $1 million has increased by 33%, from less than 3% of all claims to more than 4% of all claims. CNA HealthPro no longer writes assumed excess products and loss portfolio transfers. Approximately $50 million of the unfavorable net prior year unfavorable development was related to long term care facilities. The unfavorable net prior year development principally impacted accident years 1997 through 2000. The average value of claims closed during the first several months of 2002 increased by more than 50% when compared to claims closed during 2001. In response to those trends, CNA HealthPro has reduced its writings of national for-profit nursing home chains. Excess products provided to healthcare institutions and physician coverages in a limited number of states was responsible for the remaining development in CNA HealthPro. The unfavorable net prior year development on excess products provided to institutions for accident years 1996 through 1999 resulted from increases in the size of claims experienced by these institutions. Due to the increase in the size of claims, more claims were exceeding the point at which these excess products apply. The unfavorable net prior year development on physician coverages was recorded for accident years 1999 through 2001 in Oregon, California, Arizona and Nevada. The average claim size in these states has increased by 20%, driving the change in losses.

The marine business recorded unfavorable net prior year development of approximately $65 million during 2002. Approximately $50 million of this unfavorable net prior year development was due to participation in voluntary pools. About half of the net prior year development was recorded in accident years 1999 and 2000 with the remainder attributable to accident years prior to 1999. The reserves were based on recommendations provided by the pools. Participation in many of these pools has been discontinued. The remaining unfavorable net prior year development for the Marine business was due principally to unfavorable net prior year development on hull and liability coverages from accident years 1999 and 2000 offset by favorable reserve development on cargo coverages recorded for accident year 2001. Reviews completed during 2002 showed additional reported losses on individual large accounts and other bluewater business that drove the unfavorable hull and liability reserve development. These additional losses during the first nine months of 2002 for accident years 1999 and 2000 were almost 75% higher than the provision that had been established at the end of 2001.

Offsetting the unfavorable net prior year development was favorable net prior year development in CNA Pro and for Enron-related exposures. Programs providing professional liability coverage to accountants, lawyers and realtors primarily drove favorable net prior year development of approximately $110 million in CNA Pro. Reviews of this business completed during 2002 have shown little activity for older accident years (principally prior to 1999), which reduced the need for reserves on these years. The reported losses on these programs for accident years prior to 1999 increased by approximately $5 million during 2002. This increase compared to the total reserve at the beginning of 2002 of approximately

$180 million, net of reinsurance. Additionally, favorable net prior year development of $20 million was associated with the Enron settlement. The Company had established a $20 million reserve for accident year 2001 for an excess layer associated with Enron related surety losses; however the case has settled for less than the attachment point of this excess layer.

A $16 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties in 2002, comprised of $55 million of ceded losses and $39 million of ceded premiums for accident year 2001.

Unfavorable net prior year development of $43 million, including $86 million of unfavorable claim and allocated claim adjustment expense reserve development and $43 million of favorable premium development, was recorded in 2002 for CNA Re. The gross and net carried claim and claim adjustment expense reserves for CNA Re were $4,644 million and $3,013 million for the December 31, 2001.

Unfavorable net prior year development was recorded as a result of an actuarial review completed during 2002 and was primarily recorded in the directors and officers, professional liability errors and omissions, and surety lines of business. Several large losses, as well as continued increases in the overall average size of claims for these lines, have resulted in higher than expected loss ratios.

A $32 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties in 2002. The benefit was comprised of $93 million of ceded losses and $61 million of ceded premiums for accident year 2001.

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

Unfavorable net prior year development of $21 million, including $23 million of unfavorable claim and allocated claim adjustment expense reserve development and $2 million of favorable premium development, was recorded in 2002 for Corporate and Other. The gross and net carried claim and claim adjustment expense reserves for the Corporate and Other segment were $5,043 million and $2,110 million at December 31, 2001.

Personal insurance recorded unfavorable net prior year development of $35 million on accident years 1997 through 1999. These losses were subject to a retroactive ceded reinsurance agreement with Allstate that covers losses occurring prior to October 1, 1999. This ceded reinsurance agreement was entered into as part of the sale of the Company’s personal insurance business to Allstate. The unfavorable net prior year development was principally due to continuing policyholder defense costs associated with remaining open claims. At the end of 2002, approximately 4,800 claims remain open. It was anticipated these claims would be closed more quickly, eliminating further defense coverage costs.

The unfavorable net prior year development on personal insurance was offset by favorable net prior year development on other run-off business driven principally by financial and mortgage guarantee coverages from accident years 1997 and prior. The favorable net prior year development on financial and mortgage guarantee coverages resulted from a review of the underlying exposures and the outstanding losses. This review showed that salvage and subrogation continues to be collected on these types of claims, thereby reducing estimated future losses net of anticipated reinsurance recoveries.

2001 Net Prior Year Development

Unfavorable net prior year development of $3,482 million including $2,464 million of unfavorable claim and claim adjustment expense reserve development and $1,018 million of unfavorable premium development was recorded in 2001. The development discussed below includes premium development due to the direct relationship of unfavorable premium development to the corporate aggregate and other reinsurance treaties.

Unfavorable net prior year development of $894 million, including $96 million of favorable claim and allocated claim adjustment expense reserve development and $990 million of unfavorable premium development was recorded in 2001 for Standard Lines. The gross and net carried claim and claim adjustment expense reserves for the Standard Lines business at December 31, 2000 were $12,070 million and $9,129 million.

Approximately $230 million of the unfavorable net prior year development was a result of several coverages provided to commercial entities. Reserve analyses performed during 2001 showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected and several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York. The unfavorable net prior year development was driven principally by accident years 1997 through 2000. The remaining development affecting years prior to 1997 was driven principally by construction defect claims as described below.

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

A $238 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties in 2001. The underwriting benefit was comprised of $443 million of ceded losses and $205 million of ceded premium for accident year 1999.

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

Approximately $188 million of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses and therefore had no impact on the net operating results. More than one-half of the change in estimate in premiums was attributable to accident years 1997 through 1999 with the remainder attributable to accident years prior to 1992. Accruals for ceded premiums related to reinsurance treaties other than the corporate aggregate reinsurance treaties increased $83 million due to the reserve strengthening. This increase in accruals for ceded premiums was principally recorded in accident year 2000. The remainder of the decrease in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above, which were principally recorded in accident years prior to 1999.

Unfavorable net prior year development of $453 million, including $415 million of unfavorable claim and allocated claim adjustment expense reserve development and $38 million of unfavorable premium development, was recorded in 2001 for Specialty Lines. The gross and net claim and claim adjustment expense reserve at December 31, 2000 for Specialty Lines were $4,813 million and $3,429 million.

Approximately $300 million of unfavorable net prior year development was due primarily to coverages provided to healthcare-related entities written by CNA HealthPro. The level of paid and reported losses associated with coverages provided to national long term care facilities were higher than expected. The long term care facility business had traditionally been limited to local facilities. In recent years, the Company began to provide coverage to large chains of long term care facilities. Original assumptions were that these chains would exhibit loss ratios similar to the local facilities. The most recent review of these large chains indicated an overall loss ratio in excess of 500% versus approximately 100% for the remaining business. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected. The review indicated that the average loss had increased to over $330 thousand. Prior to this review, the expectation for the average loss was approximately $250 thousand. Unfavorable net prior year development of $240 million was recorded for accident years 1997 through 2000. The remaining unfavorable net prior year development was attributable to accident years prior to 1997.

Unfavorable net prior year development of $740 million, including $759 million of unfavorable claim and allocated claim adjustment expense reserve development and $19 million of favorable premium development, was recorded in 2001 for CNA Re. The gross and net claim and claim adjustment expense reserves at December 31, 2000 for CNA Re were $4,238 million and $2,735 million.

An analysis of assumed reinsurance business written by CNA Re showed that the paid and reported losses for recent accident years were higher than expectations, which resulted in management recording unfavorable net prior year development of approximately $690 million. Because of the long and variable reporting pattern associated with assumed reinsurance as well as uncertainty regarding possible changes in the reporting methods of the ceding companies, the carried reserves for assumed reinsurance was based mainly on the pricing assumptions until experience emerges to show that the pricing assumptions are no longer valid. The reviews completed during 2001, including analysis at the individual treaty level, showed that the pricing assumptions were no longer appropriate. The classes of business with the most significant changes included excess of loss liability, professional liability and proportional and retrocessional property. Approximately $470 million of the unfavorable net prior year development was from accident years 1998 through 2000, and approximately $150 million was from accident years 1996 and 1997. The remaining $70 million of unfavorable net prior year development was attributable to accident years prior to 1996.

A $32 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties in 2001. The underwriting benefit was comprised of $57 million of ceded losses and $25 million of ceded premium for accident year 1999.

Unfavorable net prior year development of $1,322 million, including $1,313 million of net unfavorable claim and allocated claim adjustment expense reserve development and $9 million of unfavorable premium development, was recorded in 2001 for Corporate and Other. This unfavorable net prior year development was principally attributable to $1,241 million related to APMT.

Note G. Legal Proceedings and Related Contingent Liabilities

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

California Wage and Hour Litigation

Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees, asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. The Company has denied the material allegations of the amended complaint and intends to vigorously contest the claims. Based on facts and circumstances presently known in the opinion of management, an unfavorable outcome would not materially adversely affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

CNA, along with dozens of other insurance companies, is a defendant in twelve cases, including eleven purported class actions, brought by large policyholders which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In one federal court case Sandwich Chef of Texas, Inc. v. Reliance National Indemnity Insurance Co., 202 F.R.D. 480 (S.D. Tex. 2001), rev’d, 319 F.3d 205 (5th Cir. 2003), cert. denied, 72 USLW 3235 (U.S. Oct 6, 2003), the United States Court of Appeals for the Fifth Circuit reversed a decision by the District Court for the Southern District of Texas certifying a multi-state class. The Company intends to vigorously contest these claims. Based on facts and circumstances presently known in the opinion of management an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

APMT Litigation

CNA is also a party to litigation and claims related to APMT cases arising in the ordinary course of business. See Note F for further discussion.

Other Litigation

CNA is also a party to other litigation arising in the ordinary course of business. Based on the facts and circumstances currently known, such other litigation will not, in the opinion of management, materially affect the results of operations or equity of CNA.

Note H. Reinsurance

CNA assumes and cedes reinsurance to other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company.

Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Treaty reinsurance is purchased to protect specific lines of business such as property, worker’s compensation, and professional liability. Corporate catastrophe reinsurance is also purchased for property and worker’s compensation exposure. Most treaty reinsurance is purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines.

CNA’s ceded life reinsurance includes utilization of coinsurance, yearly renewable term and facultative programs. A majority of the reinsurance utilized by the Company’s life insurance operations relates to term life insurance policies. Term life insurance policies issued from 1994 onward are generally ceded at 60-90% of the face value. Universal life policies issued from 1998 onward are generally ceded at 75% of the face value.

The Company’s overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail below, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. The Company is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Balance Sheets.

Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $344 million, $239 million and $241 million in 2003, 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,789 million and $2,766 million at December 31, 2003 and 2002. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. The amount of retroactive interest, included in the totals above, was $147 million, $10 million and $47 million in 2003, 2002 and 2001.

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

In 2003, the Company commuted all remaining ceded and assumed reinsurance contracts with four Gerling entities. The commutations resulted in a pretax loss of $109 million, which was net of a previously established allowance for doubtful accounts of $47 million. The Company has no further exposure to the Gerling companies that are in run-off.

Amounts receivable from reinsurers were $16,254 million and $12,696 million at December 31, 2003 and 2002. Of these amounts, $813 million and $957 million were billed to reinsurers as of December 31, 2003 and 2002, as reinsurance contracts generally require payment of claims by the ceding company before the amount can be billed to the reinsurer. The remaining receivable relates to the estimated case and IBNR reserves and future policyholder benefits ceded under reinsurance contracts.

The Company has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $573 million and $196 million at December 31, 2003 and 2002. The reserve increased $377 million in 2003 primarily in recognition of deterioration of the financial strength ratings of several reinsurers, including Trenwick Group Ltd. and Commercial Risk Reinsurance Company Ltd. In addition, in the third quarter of 2003, the Company updated its reinsurance bad debt model based on recently published studies of reinsurer insolvencies.

The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $5,255 million and $4,754 million at December 31, 2003 and 2002.

CNA’s largest recoverables from a single reinsurer at December 31, 2003, including prepaid reinsurance premiums, were approximately $2,533 million, $2,033 million, $1,172 million, $977 million, $760 million, and $629 million from subsidiaries of The Allstate Corporation (Allstate), subsidiaries of Hannover Reinsurance (Ireland) Ltd., Hartford Life Group Insurance Company, American Reinsurance Company, European Reinsurance Company of Zurich and subsidiaries of the Berkshire Hathaway Group.

Insurance claims and policyholders’ benefits reported in the Consolidated Statements of Operations are net of reinsurance recoveries of $6,328 million, $4,164 million and $7,221 million for 2003, 2002 and 2001.

The effects of reinsurance on earned premiums and written premiums for the years ended December 31, 2003, 2002 and 2001 are shown in the following tables.

Components of Earned Premiums

				Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)
2003 Earned Premiums
Property and casualty	$10,661	$726	$4,452	$6,935	10.5%
Accident and health	1,602	92	59	1,635	5.6
Life	1,102	7	465	644	1.0

Total earned premiums	$13,365	$825	$4,976	$9,214	9.0%

2002 Earned Premiums
Property and casualty	$9,694	$946	$3,812	$6,828	13.9%
Accident and health	2,612	153	15	2,750	5.6
Life	1,089	(5)	449	635	(0.7)

Total earned premiums	$13,395	$1,094	$4,276	$10,213	10.7%

2001 Earned Premiums
Property and casualty	$8,708	$1,228	$4,983	$4,953	24.8%
Accident and health	3,644	176	136	3,684	4.8
Life	1,179	217	745	651	33.3

Total earned premiums	$13,531	$1,621	$5,864	$9,288	17.5%

Components of Written Premiums

					Assumed/
	Direct	Assumed	Ceded	Net	Net %

(In millions)
2003 Written Premiums
Property and casualty	$10,880	$649	$4,450	$7,079	9.2%
Accident and health	1,601	92	59	1,634	5.6
Life	1,098	6	465	639	1.0

Total written premiums	$13,579	$747	$4,974	$9,352	8.0%

2002 Written Premiums
Property and casualty	$9,978	$953	$3,936	$6,995	13.6%
Accident and health	2,618	187	13	2,792	6.7
Life	1,091	(5)	449	637	(0.7)

Total written premiums	$13,687	$1,135	$4,398	$10,424	10.9%

2001 Written Premiums
Property and casualty	$9,132	$1,435	$5,173	$5,394	26.6%
Accident and health	3,637	193	137	3,693	5.2
Life	1,182	217	745	654	33.2

Total written premiums	$13,951	$1,845	$6,055	$9,741	18.9%

The impact of reinsurance on life insurance inforce at December 31, 2003, 2002 and 2001 is shown in the following table.

Components of Life Insurance Inforce

	Direct	Assumed	Ceded	Net
(In millions)
2003	$388,380	$588	$295,659	$93,309
2002	423,151	14,600	340,520	97,231
2001	395,167	102,564	331,156	166,575

For 2002, the Company entered into a corporate aggregate reinsurance treaty covering substantially all of the Company’s property and casualty lines of business (the 2002 Cover). Ceded premium related to the reinsurer’s margin of $10 million was recorded in 2002. No losses were ceded under this contract, and the 2002 Cover was commuted as of December 31, 2002.

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

During 2003, as a result of the unfavorable net prior year development recorded related to accident years 2000 and 2001, the $500 million limit related to the 2000 and 2001 accident years under the first section was fully utilized and losses of $500 million were ceded under the first section of the Aggregate Cover. In 2001, as a result of reserve additions including those related to accident year 1999, the remaining $500 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510 million were ceded under the second section as a result of losses related to the WTC event. The aggregate limits for the Aggregate Cover have been fully utilized.

The impact of the Aggregate Cover was as follows:

Impact of Aggregate Cover

Year ended December 31	2003	2002	2001
(In millions)
Ceded earned premium	$(258)	$–	$(543)
Ceded claim and claim adjustment expenses	500	–	1,010
Interest charges	(147)	(51)	(81)

Pretax benefit (expense)	$95	$(51)	$386

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty

Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. During 2003, as a result of unfavorable development related to accident year 2001, the CCC Cover was fully utilized.

The impact of the CCC Cover was as follows:

Impact of CCC Cover

Year ended December 31	2003	2002	2001
(In millions)
Ceded earned premium	$(100)	$(101)	$(260)
Ceded claim and claim adjustment expenses	143	148	470
Interest charges	(59)	(37)	(20)

Pretax (expense) benefit	$(16)	$10	$190

Note I. Debt

Debt is composed of the following obligations.

Debt

December 31	2003	2002
(In millions)
Variable rate debt:
Credit facility – CNAF, due April 30, 2004	$250	$250
Credit facility – CNA Surety, due September 30, 2005	30	30
Term loan – CNA Surety, due through September 30, 2005	20	30
Senior notes:
7.250%, face amount of $128, due March 1, 2003	–	128
6.250%, face amount of $248, due November 15, 2003	–	248
6.500%, face amount of $493, due April 15, 2005	492	491
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	69
6.950%, face amount of $150, due January 15, 2018	149	148
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	240
Capital leases, 10.400%-11.500%, due through December 31, 2011	33	36
Other debt, 1.000%-6.600%, due through 2019	23	25

Total debt	$1,904	$2,292

Short term debt	$263	$420
Long term debt	1,641	1,872

Total debt	$1,904	$2,292

The Company has a $250 million three-year bank credit facility with an April 30, 2004 expiration date.

The Company pays a facility fee to the lenders for having funds available for loans under the three-year credit facility maturing April 30, 2004. The fee varies based on the long term debt ratings of the Company. At December 31, 2003, the facility fee on the three-year component was 25.0 basis points.

The Company pays interest on any outstanding debt/borrowings under the three-year facility based on a rate determined using the long term debt ratings of the Company. The interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 75.0 basis points. Further, if the Company has outstanding loans greater than 50% of the amounts available under the three-year facility, the Company also will pay a utilization fee of 12.5 basis points on such loans. At December 31, 2003 and 2002, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.3%.

A Moody’s Investors Service (Moody’s) downgrade of the CNAF senior debt rating from Baa2 to Baa3 on November 12, 2003, increased the facility fee on the three-year component of the facility from 17.5 basis points to 25.0 basis points. The applicable interest rate increased from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee remained unchanged on the three-year facility at 12.5 basis points.

On September 30, 2003, CNA Surety Corporation (CNA Surety), a 64% owned and consolidated subsidiary of CNA, entered into a $50 million credit agreement, which consisted of a $30 million, two-year revolving credit facility and a $20 million two-year term loan, payable semi-annually at a rate of $5 million. The credit agreement is an amendment to a $65 million credit agreement, extending the revolving loan termination date from September 30, 2003 to September 30, 2005. The new revolving credit facility was fully utilized at inception.

Under the new credit facility agreement, CNA Surety pays a facility fee of 35.0 basis points, interest at LIBOR plus 90 basis points, and for utilization greater than 50% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At December 31, 2003, the weighted-average interest rate on the $50 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees, was 2.6%. Effective January 30, 2003, CNA Surety entered into a swap agreement on the term loan portion of the agreement which uses the 3-month LIBOR to determine the swap increment. As a result, the effective interest rate on the $20 million in outstanding borrowings on the term loan was 2.76% at December 31, 2003. On the $30 million revolving credit agreement, the effective interest rate at December 31, 2003 was 2.55%.

The terms of CNAF’s and CNA Surety’s credit facilities require CNAF and CNA Surety to maintain certain financial ratios and combined property and casualty company statutory surplus levels. At December 31, 2003 and 2002, CNAF and CNA Surety were in compliance with all restrictive debt covenants, except for the fixed charge coverage ratio for which CNA Surety obtained a waiver from the lenders effective September 30, 2003. The lenders amended the CNA Surety Credit Facility to replace the fixed charge coverage ratio. As a result, CNAF and CNA Surety were in compliance with all restrictive debt covenants at December 31, 2003.

The combined aggregate maturities for debt at December 31, 2003 are presented in the following table.

Maturity of Debt

(In millions)
2004	$263
2005	536
2006	254
2007	12
2008	354
Thereafter	493
Less original issue discount	(8)

Total	$1,904

Note J. Benefit Plans

Pension and Postretirement Healthcare and Life Insurance Benefit Plans

CNAF and certain subsidiaries sponsor noncontributory pension plans typically covering full-time employees age 21 or over who have completed at least one year of service. While the terms of the plans vary, benefits are generally based on years of credited service and the employee’s highest 60 consecutive months of compensation. CNA uses December 31 as the measurement date for the majority of its plans.

CNA’s funding policy is to make contributions in accordance with applicable governmental regulatory requirements. The assets of the plans are invested primarily in U.S. government securities with the balance in mortgage-backed securities, equity investments, limited partnerships and short term investments.

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

The following table provides a reconciliation of benefit obligations.

Benefit Obligations and Accrued Benefit Costs

	Pension Benefits		Postretirement Benefits

	2003	2002	2003	2002
(In millions)
Benefit obligation at January 1	$2,197	$2,055	$385	$348
Changes in benefit obligation:
Service cost	30	34	6	5
Interest cost	143	141	22	25
Participants’ contributions	–	–	9	7
Plan amendments	1	–	(30)	11
Actuarial loss	146	104	(16)	22
Curtailment/settlement	(25)	16	–	–
Benefits paid	(149)	(153)	(31)	(33)

Benefit obligations at December 31	2,343	2,197	345	385

Fair value of plan assets at January 1	1,909	1,844	–	–
Change in plan assets:
Actual return on plan assets	196	173	–	–
Company contributions	21	26	23	26
Participants’ contributions	–	–	8	7
Curtailment/settlement	(28)	19	–	–
Benefits paid	(149)	(153)	(31)	(33)

Fair value of plan assets at December 31	1,949	1,909	–	–

Funded status	(394)	(288)	(345)	(385)
Unrecognized net actuarial loss	368	298	108	127
Unrecognized prior service cost (benefit)	13	14	(85)	(71)

Prepaid (accrued) benefit cost	$(13)	$24	$(322)	$(329)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$11	$85	$–	$–
Accrued benefit liability	(235)	(83)	(322)	(329)
Intangible assets	13	–	–	–
Accumulated other comprehensive income	198	22	–	–

Prepaid (accrued) benefit cost	$(13)	$24	$(322)	$(329)

The accumulated benefit obligation for all defined benefit pension plans was $2,173 and $1,965 at December 31, 2003 and 2002.

The components of net periodic benefit costs are presented in the following table.

Years ended December 31	2003	2002	2001
(In millions)
Pension benefits
Service cost	$30	$34	$38
Interest cost on projected benefit obligation	143	141	138
Expected return on plan assets	(145)	(141)	(134)
Prior service cost amortization	3	3	3
Actuarial loss	7	4	2
Curtailment (gain) loss	–	(8)	3
Settlement loss	8	11	–

Net periodic pension cost	$46	$44	$50

Postretirement benefits
Service cost	$6	$5	$6
Interest cost on projected benefit obligation	22	25	23
Prior service cost amortization	(16)	(16)	(16)
Actuarial loss	4	5	3
Curtailment gain	–	–	(4)

Net periodic postretirement cost	$16	$19	$12

Pension benefits
Increase in minimum liability included in other comprehensive income	$176	$(2)	$24

Weighted-average actuarial assumptions used at December 31, 2003, 2002, and 2001 to determine benefit obligations are set forth in the following table.

Weighted-Average Actuarial Assumptions for Benefit Obligations

	2003	2002	2001
December 31
Pension benefits
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increases	5.83	5.83	5.83
Postretirement benefits
Discount rate	6.25%	6.75%	7.25%

Weighted-average actuarial assumptions used to determine net cost for the years ended December 31, 2003, 2002 and 2001 are set forth in the following table.

Weighted-Average Actuarial Assumptions for Net Cost

	2003	2002	2001
December 31
Pension benefits
Discount rate	6.75%	7.25%	7.50%
Expected return on plan assets	8.00	8.00	7.75
Rate of compensation increases	5.83	5.83	5.83
Postretirement benefits
Discount rate	6.75%	7.25%	7.50%

The long term rate of return for plan assets is determined using a building block approach based on widely-accepted capital market principles, long term return analysis for global fixed income and equity markets as well as the active total return oriented portfolio management style. Long term trends are evaluated relative to current market factors such as inflation, interest rates and fiscal and monetary policies, in order to assess the capital market assumptions as applied to the plan. Consideration of diversification needs and rebalancing is maintained.

The Company has limited its share of the health care trend rate to a cost-of-living adjustment not to exceed 4% per year. The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 4% per year in 2003. The healthcare cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase in the assumed healthcare cost trend rate of 1% in each year would have no impact on the accumulated postretirement benefit obligation or the aggregate net periodic postretirement benefit cost for 2003 as the cost-of-living adjustment is estimated to be 4% which is the maximum contractual benefit. A decrease in the assumed healthcare cost trend rate of 1% in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2003 by $10 million and the aggregate net periodic postretirement benefit cost for 2003 by $2 million.

The Company’s pension plan weighted-average asset allocation at December 31, 2003 and 2002, by asset category are as follows:

Pension Plan Assets

	Percentage of Plan Assets
	December 31,

	2003	2002

Asset Category
Fixed maturity securities	56%	40%
Equity securities	13	10
Limited Partnerships	11	8
Other	20	42

Total	100%	100%

CNA employs a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of U.S. and non-U.S. fixed maturity and equity securities. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

CNA expects to contribute $12 million to its pension plan and $22 million to its postretirement healthcare and life insurance benefit plans in 2004.

Savings Plans

CNA sponsors savings plans, which are generally contributory plans that allow most employees to contribute a maximum of 20% of their eligible compensation, subject to certain limitations prescribed by the Internal Revenue Service. The Company contributes matching amounts to participants, amounting to 70% of the first 6% (35% of the first 6% in the first year of employment) of eligible compensation contributed by the employee. Employees vest in these contributions ratably over five years.

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

Benefit expense for the Company’s savings plans was $57 million, $51 million and $53 million in 2003, 2002 and 2001.

Stock Options

The Board of Directors approved the CNA Long Term Incentive Plan (the LTI Plan) during 1999 and subsequently merged it with the CNA Financial Corporation Incentive Compensation Plan in February 2000. The LTI Plan authorizes the grant of options to certain management personnel for up to 2.0 million shares of the Company’s common stock. All options granted have ten-year terms and vest ratably over the four-year period following the date of grant. The number of shares available for the granting of options under the LTI Plan as of December 31, 2003, was approximately 0.1 million.

The following table presents activity under the LTI Plan during 2003, 2002 and 2001.

Option Plan Activity

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Option		Option		Option
	Number	Price per	Number	Price per	Number	Price per
	Of Shares	Share	Of Shares	Share	Of Shares	Share

Balance at January 1	1,146,850	$31.80	892,100	$33.43	553,275	$33.56
Options granted	384,000	24.61	440,200	28.93	514,000	33.36
Options exercised	–	–	–	–	(8,625)	35.09
Options forfeited	(96,050)	30.51	(185,450)	32.79	(166,550)	33.59

Balance at December 31	1,434,800	$29.97	1,146,850	$31.80	892,100	$33.43

Options exercisable at December 31	551,575	$32.73	306,975	$33.63	144,102	$34.13

Weighted-average fair value per share of options granted		$5.43		$6.45		$7.76

The weighted-average remaining contractual life of options outstanding as of December 31, 2003, was eight years, and the range of exercise prices on those options was $23.73 to $37.45.

The fair value of granted options was estimated at the grant date using the Black-Scholes option-pricing model. The weighted-average fair value of options granted during each of the three years ended December 31, 2003, 2002 and 2001 was $2 million, $3 million and $4 million. The following weighted-average assumptions were used for the years ended December 31, 2003, 2002 and 2001: risk free interest rate of 2.7%, 4.0%, and 4.5%; expected dividend yield of 0%; and expected option life of five years. The weighted-average assumption for the expected stock price volatility was 25.0%, 25.2% and 26.4% for the years ended December 31, 2003, 2002 and 2001.

CNA Surety has reserved shares of its common stock for issuance to directors, officers and employees of CNA Surety through incentive stock options, non-qualified stock options and stock appreciation rights under separate plans (CNA Surety Plans). The CNA Surety Plans have an aggregate number of 0.7 million shares available for which options may be granted. At December 31, 2003, approximately 1.7 million options were outstanding under these plans.

Note K. Operating Leases, Other Commitments and Contingencies, and Guarantees

Operating Leases

CNA occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates through 2008. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expense for the years ended December 31, 2003, 2002 and 2001 was $66 million, $78 million, and $89 million. Lease and sublease revenues for the years ended December 31, 2003, 2002 and 2001 were $6 million, $9 million, and $21 million. In connection with the May of 2003 disposition of the improvements and real property located at 55 East Jackson Boulevard, Chicago, Illinois building, CCC and CAC agreed to remain liable under the two ground leases covering a portion of this property. Although the two leases expire in 2058, CCC and CAC have certain collateral, as well as certain contractual rights and remedies, in place to minimize any exposure that may arise from the new owner’s failure to comply with its obligations under the ground leases.

The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with future minimum sublease receipts to be received on owned and leased properties at December 31, 2003.

Future Minimum Lease Payments and Sublease Receipts

	Future	Future
	Minimum	Minimum
	Lease	Sublease
	Payments	Receipts
(In millions)
2004	$68	$8
2005	57	3
2006	48	2
2007	39	1
2008	31	1
Thereafter	73	6

Total	$316	$21

CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees are approximately $8 million at December 31, 2003.

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

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2003 that the Company could be required to pay under this guarantee is approximately $347 million. If CNA was required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

Other Commitments and Contingencies

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2003 and 2002, there were approximately $58 million and $222 million of outstanding letters of credit.

The Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $18 million. Estimated future minimum payments under these contracts are as follows: $13 million in 2004, and $5 million in 2005.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2003, the Company had commitments to purchase $53 million and commitments to sell $1 million of various bank loan participations.

Guarantees

The Company has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. The Company would be required to make payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30 million at December 31, 2003.

CNA has provided guarantees of the indebtedness of certain of its independent insurance producers, which expire in 2008. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the

Company holds an interest in and to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7 million at December 31, 2003.

In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2003, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $580 million.

In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2003, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2003, the Company has recorded approximately $16 million of liabilities related to these indemnification agreements.

Note L. Stockholders’ Equity and Statutory Financial Information

Capital stock (in whole numbers) is composed of the following:

Summary of Capital Stock

	2003	2002
December 31
Preferred stock, without par value, non-voting
Authorized	12,500,000	12,500,000
Issued and outstanding:
Series H (stated value $100,000 per share, held by Loews)	7,500	7,500
Series I (stated value $23,200 per share, held by Loews)	32,327	–
Common stock, par value $2.50
Authorized	500,000,000	500,000,000
Issued	225,850,270	225,850,270
Outstanding	223,617,337	223,608,868
Treasury stock	2,232,933	2,241,402

On November 24, 2003, CNAF sold $750 million of its participating convertible preferred stock, designated Series I (Series I Issue), to Loews. The Series I Issue has terms that make it economically equivalent to CNAF’s common stock. The Series I Issue will convert into 32,327,015 shares of CNAF common stock, utilizing a conversion price per share of common stock that was based on average market prices of CNAF common stock from November 17, 2003 through November 21, 2003. The terms of the Series I Issue were approved by a special committee of independent members of CNAF’s Board of Directors. Upon conversion, Loews will own approximately 91% of CNAF’s outstanding common stock of approximately 255.9 million shares. Conversion will take place when the Company satisfies applicable stock exchange requirements. The proceeds from the Series I Issue were applied by CNAF to increase the statutory surplus of CNAF’s principal insurance subsidiary, CCC.

During 2002, CNAF sold $750 million of a new issue of preferred stock, designated Series H Cumulative Preferred Issue (Series H Issue), to Loews. The terms of the Series H Issue were approved by a special committee of independent members of CNAF’s Board of Directors.

The Series H Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. It will be adjusted quarterly to a rate equal to 400 basis points above the ten-year U.S. Treasury rate beginning with the quarterly dividend after the first triggering event to occur of either (i) an increase by two intermediate rating levels of the financial strength rating of CCC from its rating at the time of issuance by any of A.M. Best Company, Standard & Poor’s or Moody’s or (ii) one year following an increase by one intermediate rating level of the financial strength rating of CCC by any one of those rating agencies. Accrued but unpaid cumulative dividends cannot be paid on the Series H Issue unless and until one of the two triggering events described above has occurred. Beginning with the quarter following an increase of one intermediate rating level in CCC’s financial strength rating, however, current (but not accrued cumulative) quarterly dividends can be paid. As of December 31, 2003, the Company has $62 million of undeclared but accumulated dividends.

The Series H Issue is senior to CNAF’s common stock and Series I Issue as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up. No dividends may be declared on CNAF’s common stock until all cumulative dividends on the Series H Issue have been paid. CNAF may not issue any equity securities ranking senior to or on par with the Series H Issue without the consent of a majority of its stockholders. The Series H Issue is non-voting and is not convertible into any other securities of CNAF. It may be redeemed only upon the mutual agreement of CNAF and a majority of the stockholders of the preferred stock.

Of the proceeds of the Series H Issue, $250 million was used to prepay a bank term loan due in April of 2003 and $250 million was contributed to CCC to improve its statutory surplus. The remaining proceeds were used to repay other debt of CNAF and Continental, which matured in 2003 and for other general corporate purposes.

During 2001, CNA issued and sold 40,324,363 shares of common stock for $25 per share through a rights offering to stockholders of record on August 23, 2001. The net proceeds from the rights offering amounted to $1,006 million. In connection with the rights offering, Loews purchased 38,281,644 shares.

CNA’s Board of Directors has approved the Share Repurchase Program to purchase, in the open market or through privately negotiated transactions, its outstanding common stock, as Company management deems appropriate. No shares of common stock were purchased during 2003 or 2002.

Statutory Accounting Practices (Unaudited)

CNA’s insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities which vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net realized holding gains or losses in shareholders’ equity relating to fixed maturity securities. The National Association of Insurance Commissioners (NAIC) developed a codified version of statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting.

CNA’s insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions’ insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. The Company’s insurance subsidiaries followed one significant permitted accounting practice at December 31, 2002, related to discounting of certain non-tabular workers compensation claims. The impact of this permitted practice was to increase statutory surplus by approximately $24 million at December 31, 2002. This practice was followed by an acquired company, and CNA received permission to eliminate the effect of the permitted practice over a period of years, which ended in 2003.

In 2003, two of the Company’s insurance subsidiaries received approval from their respective domiciliary state insurance departments for two permitted practices related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. One permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. The other permitted practice allows CCC to reflect in its financial statements the statutory provision for reinsurance attributable to CIC as a result of the reinsurance agreement implemented in the fourth quarter of 2003 between these two companies. These two permitted practices had no effect on the combined surplus for the Company’s property-casualty insurance subsidiaries.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2003, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary dividend capacity in the amount of approximately $312 million to be used to fund the CNAF’s 2004 debt service and principal repayment requirements.

In addition, by agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2003 and 2002, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

As a result of the adverse 2003 charges, a capital plan was developed to replenish the statutory capital of CNA’s principal insurance subsidiaries. As a result of the sale of the Group Benefits business, Loews purchased $46 million of CCC surplus notes in February of 2004, pursuant to such commitment. In addition, the sale of CNA’s individual life business is expected to result in an addition to CCC’s statutory surplus in excess of $400 million. However, the sale of the individual life business, which is subject to customary closing conditions and regulatory approvals, was not consummated by February 26, 2004. As a result, Loews purchased $300 million of additional CCC surplus notes in February of 2004. Following the consummation of the individual life sale, CNA plans to seek approval from the insurance regulatory authority for the repayment of the surplus notes purchased in relation to such sale, although no assurance can be given that sale of the individual life business will be consummated or that the regulatory approval will be obtained

Surplus notes issued under the capital plan will have a 20-year term, bear interest at LIBOR plus 350 basis points, reset annually, and are mandatorily prepayable in the event of certain additions to CCC’s statutory surplus from business or asset sales after the issuance of the notes. See Note T for further information.

Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. All payments of interest and principal on these notes are subject to the prior approval of the Illinois Insurance Department. Surplus notes are included as surplus for statutory accounting purposes, but are classified as debt instruments under GAAP.

Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life and group insurance subsidiaries, were as follows.

Statutory Information

	Statutory Capital and Surplus		Statutory Net (Loss) Income

	December 31 (a)		Years Ended December 31

	2003	2002	2003	2002	2001
(In millions)
Property and casualty companies	$6,170	$6,836	$(1,484)	$731	$(1,650)
Life and group insurance companies	707	1,645	115	37	56

(a)	Surplus includes the property and casualty companies’ equity ownership of the life insurance subsidiaries in 2003, and the life and group insurance subsidiaries in 2002.

Note M. Comprehensive Income

Comprehensive income (loss) is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)

Years ended December 31	2003	2002	2001
(In millions)
Net (loss) income	$(1,433)	$155	$(1,642)

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains (losses) arising during the period	262	305	(35)
Net unrealized gains/losses at beginning of period included in realized gains/losses during the period	199	237	(1,018)

Net change in unrealized gains/losses on general account investments	461	542	(1,053)
Net change in unrealized gains on separate accounts and other	6	53	7
Foreign currency translation adjustment	50	(18)	6
Minimum pension liability adjustment	(176)	2	(24)
Allocation to participating policyholders’ and minority interests	(7)	(19)	(4)

Other comprehensive income (loss), before tax and cumulative effects of changes in accounting principles	334	560	(1,068)
Deferred income tax (expense) benefit related to other comprehensive income (loss)	(97)	(182)	363

Other comprehensive income (loss), before cumulative effect of a change in accounting principle	237	378	(705)
Cumulative effect of a change in accounting principle, net of tax of $31	–	–	58

Other comprehensive income (loss), net of tax and cumulative effect of a change in accounting principle	237	378	(647)

Total comprehensive (loss) income	$(1,196)	$533	$(2,289)

In the preceding table, deferred income tax benefit and expense related to other comprehensive income is attributable to each of the components of other comprehensive income in equal proportion except for the foreign currency translation adjustment, for which there are no deferred taxes.

The following table displays the components of accumulated other comprehensive income included in the Consolidated Balance Sheets.

Accumulated Other Comprehensive Income

December 31	2003	2002
(In millions)
Cumulative foreign currency translation adjustment	$41	$(9)
Minimum pension liability adjustment, net of tax of $69 and $8	(129)	(14)
Net unrealized gains on investments and other, including cumulative effect of a change in accounting principle, net of tax	929	627

Accumulated other comprehensive income	$841	$604

Note N. Business Segments

In 2003, CNA conducted its operations through five operating segments: Standard Lines, Specialty Lines and CNA Re (which comprise the property and casualty segments), Group Operations and Life Operations. In addition to the five operating segments, certain other activities are reported in the Corporate and Other segment. These operating segments reflect the way CNA manages its operations and makes business decisions.

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

Specialty Lines provides professional, financial and specialty domestic and international property and casualty products and services through a network of brokers, managing general agencies and independent agencies. Specialty Lines provides solutions for managing the risks of its clients, including architects, engineers, lawyers, healthcare professionals, financial intermediaries and corporate directors and officers. Product offerings also include surety and fidelity bonds and vehicle and equipment warranty services. Specialty Lines includes the following business groups: Professional Liability Insurance, CNA Global, Surety, Warranty and CNA Guaranty and Credit.

In October of 2003, CNA sold most of the renewal rights for almost all of its treaty business of CNA Re to Folksamerica, a wholly owned subsidiary of White Mountains Insurance Group, Ltd. of Hamilton, Bermuda. See Note P for further details of this transaction. Prior to the aforementioned sale, CNA Re had operated primarily in the United States and in select global markets as a reinsurer in the broker market for treaty products and in the direct market for facultative products.

Group Operations provides group life, group health insurance and investment products and services to employers, affinity groups, and other entities that purchase insurance as a group. Group Operations includes three principal business units: Group Benefits, Institutional Markets, and Federal Markets. On December 31, 2003, CNA completed the sale of the majority of its Group Benefits business to Hartford. The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. Consideration from the sale was approximately $530 million, of which $485 million was received on December 31, 2003, resulting in an after-tax realized investment loss on the sale of $130 million during 2003. See Note P of the Consolidated Financial Statements included under Item 8 for further information.

During February of 2004, CNA also ceased new sales in its institutional markets business. CNA will continue to accept new deposits and premiums only from existing customers and will service its existing commitments. These businesses will be managed as a run-off operation. CCC will provide credit enhancement to Continental Assurance Company (CAC) for certain of CAC’s investment and specialty medical products.

During 2003, CNA also ceased new sales in its group long term care business. CNA will continue to service its existing commitments.

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

In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re Life & Health America Inc. (Swiss Re) for approximately $690 million. The business sold includes term, universal and permanent life insurance policies and individual annuity products. The transaction is expected to be completed on or before March 31, 2004, subject to certain customary closing conditions and regulatory approvals. See Note T of the Consolidated Financial Statements included under Item 8 for further information.

During February of 2004, CNA also ceased new sales in its structured settlement business and will service its existing commitments. These businesses will be managed as a run-off operation.

The Corporate and Other segment is principally comprised of losses and expenses related to the centralized adjusting and settlement of APMT claims, certain run-off insurance and non-insurance operations and other operations including interest expense on corporate borrowings.

The accounting policies of the segments are the same as those described in Note A. The Company manages most of its assets on a legal entity basis, while segment operations are conducted across legal entities. As such, only insurance and reinsurance receivables, insurance reserves and deferred acquisition costs are readily identifiable by individual segment. Distinct investment portfolios are not maintained for each segment; accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and realized investment gains/losses are allocated primarily based on each segment’s net carried insurance reserves, as adjusted.

All significant intrasegment income and expense has been eliminated. Standard Lines’ other revenues and expenses include revenues for services provided by CNA ClaimsPlus and RSKCo to other units within the Standard Lines segment that are eliminated at the consolidated level. Intrasegment revenue and expenses eliminated at the consolidated level were approximately $116 million, $130 million and $154 million for the years ended December 31, 2003, 2002 and 2001.

Income taxes have been allocated on the basis of the taxable income of the segments.

Approximately 3.2%, 3.5% and 4.8% of CNA’s gross written premiums were derived from outside the United States, primarily the United Kingdom, for the years ended December 31, 2003, 2002 and 2001. In 2001, the decision was made to cease new and renewal business writings in CNA Re U.K. Gross written premiums from the United Kingdom were approximately 1.8%, 1.7%, and 3.3% of CNA’s premiums for the years ended December 31, 2003, 2002 and 2001. Gross written premiums from any individual foreign country, other than the United Kingdom, were not significant.

In the following three tables, certain GAAP and non-GAAP financial measures are presented to provide information used by management to monitor the Company’s operating performance. Management utilizes various financial measures to monitor the Company’s insurance operations and investment portfolio. Net operating income, which is derived from certain income statement amounts, is considered a non-GAAP financial measure and is used by management to monitor performance of the Company’s insurance operations. The Company’s investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions related to the sale or impairment of investments that produce realized gains and losses. Net realized investment gains and losses, which are comprised of after-tax realized investment gains and losses net of participating policyholders’ and minority interests, are a non-GAAP financial measure.

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

	Standard	Specialty		Group	Life	Corporate	Elimi-
Year ended December 31, 2003	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total
(In millions)
Net earned premiums	$3,743	$2,666	$536	$1,312	$1,029	$42	$(114)	$9,214
Net investment income	336	287	72	263	524	165	–	1,647
Other revenues	198	116	7	60	103	30	(119)	395

Total operating revenues	4,277	3,069	615	1,635	1,656	237	(233)	11,256
Claims, benefits and expenses	5,820	3,289	669	1,487	1,597	1,439	(233)	14,068

Operating (loss) income from continuing operations before income tax and minority interest	(1,543)	(220)	(54)	148	59	(1,202)	–	(2,812)
Income tax benefit (expense) on operating income	587	103	27	(48)	(14)	433	–	1,088
Minority interest	–	6	–	–	–	–	–	6

Net operating (loss) income from continuing operations	(956)	(111)	(27)	100	45	(769)	–	(1,718)
Realized investment gains (losses), net of participating policyholders’ and minority interests	338	144	73	(177)	36	46	–	460
Income tax (expense) benefit on realized investment gains (losses)	(119)	(50)	(23)	46	(13)	(16)	–	(175)

Net (loss) income	$(737)	$(17)	$23	$(31)	$68	$(739)	$–	$(1,433)

Reinsurance receivables	$5,097	$2,714	$1,046	$1,591	$1,028	$4,778	$–	$16,254
Insurance receivables	2,063	515	186	127	56	123	–	3,070
Insurance reserves:
Claim and claim adjustment expense	$12,983	$6,470	$2,288	$1,404	$1,539	$7,046	$–	$31,730
Unearned premiums	1,916	1,874	133	1	152	815	–	4,891
Future policy benefits	–	–	–	654	7,173	334	–	8,161
Policyholders’ funds	79	3	–	455	67	(3)	–	601
Deferred acquisition costs	$415	$342	$31	$48	$1,697	$–	$–	$2,533

	Standard	Specialty		Group	Life	Corporate	Elimi-
Year ended December 31, 2002	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total
(In millions)
Net earned premiums	$4,018	$2,178	$642	$2,327	$930	$156	$(38)	$10,213
Net investment income	398	253	144	252	540	143	–	1,730
Other revenues	323	146	2	92	106	72	(146)	595

Total operating revenues	4,739	2,577	788	2,671	1,576	371	(184)	12,538
Claims, benefits and expenses	4,487	2,492	701	2,514	1,431	541	(184)	11,982
Restructuring and other related charges	(8)	(1)	–	–	(1)	(27)	–	(37)

Operating income (loss) from continuing operations before income tax and minority interest	260	86	87	157	146	(143)	–	593
Income tax (expense) benefit on operating income	(63)	(32)	(22)	(53)	(52)	51	–	(171)
Minority interest	–	(26)	–	–	–	–	–	(26)

Net operating income (loss) from continuing operations	197	28	65	104	94	(92)	–	396
Realized investment (losses) gains, net of participating policyholders’ and minority interests	(86)	(77)	81	(60)	(111)	1	–	(252)
Income tax benefit (expense) on realized investment (losses) gains	30	25	(10)	21	37	–	–	103
Loss from discontinued operations, net of tax of $9	–	–	–	–	(35)	–	–	(35)
Cumulative effect of a change in accounting principle, net of tax of $7	–	(48)	–	–	(8)	(1)	–	(57)

Net income (loss)	$141	$(72)	$136	$65	$(23)	$(92)	$–	$155

Reinsurance receivables	$5,096	$2,678	$930	$201	$911	$2,880	$–	$12,696
Insurance receivables	1,977	580	252	79	47	228	–	3,163
Insurance reserves:
Claim and claim adjustment expense	$11,576	$5,874	$2,264	$1,400	$1,409	$4,847	$–	$27,370
Unearned premiums	1,811	1,763	195	7	149	908	(13)	4,820
Future policy benefits	–	–	–	571	6,503	335	–	7,409
Policyholders’ funds	47	3	–	470	63	(3)	–	580
Deferred acquisition costs	$421	$319	$47	$107	$1,657	$–	$–	$2,551

	Standard	Specialty		Group	Life	Corporate	Elimi-
Year ended December 31, 2001	Lines	Lines	CNA Re	Operations	Operations	and Other	nations	Total
(In millions)
Net earned premiums	$2,473	$1,896	$641	$3,378	$873	$89	$(62)	$9,288
Net investment income	488	314	172	241	486	155	–	1,856
Other revenues	341	122	5	104	121	158	(168)	683

Total operating revenues	3,302	2,332	818	3,723	1,480	402	(230)	11,827
Claims, benefits and expenses	4,004	2,779	1,686	3,654	1,353	1,907	(230)	15,153
Restructuring and other related charges	46	9	6	42	29	119	–	251

Operating (loss) income from continuing operations before income tax and minority interest	(748)	(456)	(874)	27	98	(1,624)	–	(3,577)
Income tax benefit (expense) on operating income	297	148	252	(5)	(35)	533	–	1,190
Minority interest	–	(21)	–	–	–	–	–	(21)

Net operating (loss) income from continuing operations	(451)	(329)	(622)	22	63	(1,091)	–	(2,408)
Realized investment gains (losses), net of participating policyholders’ and minority interests	697	262	(77)	59	155	166	–	1,262
Income tax (expense) benefit on realized investment gains (losses)	(246)	(92)	35	(22)	(53)	(68)	–	(446)
Income from discontinued operations, net of tax of $2	–	–	–	–	11	–	–	11
Cumulative effect of a change in accounting principle, net of tax of $33	(30)	(14)	(5)	(1)	(3)	(8)	–	(61)

Net (loss) income	$(30)	$(173)	$(669)	$58	$173	$(1,001)	$–	$(1,642)

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ and minority interests.

Revenue by Line of Business

Years ended December 31	2003	2002	2001
(In millions)
Standard Lines
Property and Casualty	$3,145	$3,012	$2,955
Excess & Surplus	1,470	1,641	1,044
Standard Lines revenue	4,615	4,653	3,999

Specialty Lines
Professional Liability Insurance	1,612	1,083	1,120
CNA Global	932	773	787
CNA Guaranty & Credit	10	35	61
Surety	346	325	346
Warranty	313	284	280

Specialty Lines revenue	3,213	2,500	2,594

CNA Re	688	869	741

Group Operations
Group Benefits	1,317	1,325	1,337
Institutional Markets & Other	141	135	214
Federal Markets	—	1,151	2,231

Group Operations revenue	1,458	2,611	3,782

Life Operations revenue	1,692	1,465	1,635

Corporate and Other revenue	283	372	568

Intersegment eliminations	(233)	(184)	(230)

Total revenue	$11,716	$12,286	$13,089

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

The following table summarizes the IT Plan accrual and the activity in that accrual since inception.

IT Plan Accrual

	Employee
	Termination	Impaired
	and Related	Asset	Other
	Benefit Costs	Charges	Costs	Total
(In millions)
IT Plan Initial Accrual	$29	$32	$1	$62
Costs that did not require cash in 2001	–	(32)	–	(32)
Payments charged against liability in 2001	(19)	–	–	(19)

Accrued costs at December 31, 2001	10	–	1	11
Payments charged against liability in 2002	(2)	–	–	(2)
Reduction of accrual	(3)	–	(1)	(4)

Accrued costs at December 31, 2002	5	–	–	5
Payments charged against liability in 2003	(2)	–	–	(2)

Accrued costs at December 31, 2003	$3	$–	$–	$3

During 2001, the Company incurred $62 million pretax, or $40 million after-tax, of restructuring and other related charges for the IT Plan. During 2002, $4 million pretax, or $3 million after-tax, of this accrual was reduced. No restructuring and other related charges related to the IT Plan were incurred in 2003.

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

The following table summarizes the 2001 Plan accrual and the activity in that accrual since inception.

2001 Plan Accrual

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total
(In millions)
2001 Plan Initial Accrual	$68	$56	$30	$35	$189
Costs that did not require cash	–	–	–	(35)	(35)
Payments charged against liability	(2)	–	–	–	(2)

Accrued costs December 31, 2001	66	56	30	–	152
Costs that did not require cash	(1)	(3)	(9)	–	(13)
Payments charged against liability	(53)	(12)	(4)	–	(69)
Reduction of accrual	(10)	(7)	(15)	–	(32)

Accrued costs December 31, 2002	2	34	2	–	38
Costs that did not require cash	–	–	(1)	–	(1)
Payments charged against liability	(2)	(15)	–	–	(17)

Accrued costs December 31, 2003	$–	$19	$1	$–	$20

During 2001, the Company incurred $189 million pretax, or $125 million after-tax, of restructuring and other related charges for the 2001 Plan. During 2002, $32 million pretax, or $21 million after-tax, of this accrual was reduced. No restructuring and other related charges related to the 2001 Plan were incurred in 2003.

Note P. Significant Transactions

Group Benefits Sale

On December 31, 2003, the Company completed the sale of the majority of its Group Benefits business through the sale of CNAGLA to Hartford Financial Services Group, Inc. (Hartford). The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. In connection with the sale, CNA will receive consideration of approximately $530 million and recorded an after-tax realized investment loss on the sale of $130 million. Also as part of the sale, approximately 1,200 employees were transferred to Hartford.

As a result of this agreement, Hartford assumed assets and liabilities of $2.4 billion and $1.6 billion at December 31, 2003. The assets and liabilities of the CNA Group Benefits business sold were $2.2 billion and $1.6 billion at December 31, 2002. The revenues of the Group Benefits business were $1,204 million, $1,137 million and $1,098 million for the years ended December 31, 2003, 2002 and 2001. Net income was $52 million, $38 million and $19 million for the years ended December 31, 2003, 2002 and 2001.

Assumed Reinsurance Renewal Rights Sale

In October of 2003, the Company entered into an agreement to sell the renewal rights for most of the treaty business of CNA Re to Folksamerica Reinsurance Company (Folksamerica). Under the terms of the transaction, Folksamerica will compensate CNA based upon the amount of premiums renewed by

Folksamerica over the next two contract renewals. The renewal rights transaction did not have a material effect on results of operations. Concurrent with the sale, CNA withdrew from the assumed reinsurance business (the CNA Re segment) and will manage the run-off of its retained liabilities.

National Postal Mail Handlers Union Contract Termination

During the second quarter of 2002, the Company sold Claims Administration Corporation and transferred the National Postal Handlers Union group benefits plan (the Mail Handlers Plan) to First Health Group Corporation. As a result of this transaction, the Company recognized a $7 million pretax realized loss on the sale of Claims Administration Corporation and $15 million of pretax non-recurring fee income, related to the transfer of the Mail Handlers Plan.

The assets and liabilities of Claims Administration Corporation and the Mail Handlers Plan were $352 million and $350 million at December 31, 2001. The revenues of Claims Administration Corporation and the Mail Handlers Plan were $1,151 million and $2,231 million for the years ended December 31, 2002 and 2001.

Net income from Claims Administration Corporation and Mail Handlers Plan was $5 million, including the non-recurring fee income, and $16 million for the years ended December 31, 2002 and 2001.

CNA Re U.K. and Other Dispositions of Certain Businesses

During the second quarter of 2001, the Company announced its intention to sell certain businesses. The assets being held for disposition included CNA Re U.K. and certain other businesses. Based upon the impairment analyses performed at that time, the Company anticipated that it would realize losses in connection with those planned sales. In determining the anticipated loss from these sales, the Company estimated the net realizable value of each business being held for sale. An estimated after-tax loss of $320 million was initially recorded in the second quarter of 2001. This loss was reported in realized investment gains/losses.

In the fourth quarter of 2001, the Company sold certain businesses as planned. The realized after-tax loss applicable to these businesses recognized in the second quarter of 2001 was $38 million. Revenues of these businesses included in the year ended December 31, 2001 totaled approximately $33 million. These businesses contributed approximately $11 million of net loss in the year ended December 31, 2001.

The Company regularly updates its impairment analyses and adjusts its loss as necessary. Based on these updated analyses the impairment loss was reduced by approximately $170 million after-tax in the fourth quarter of 2001, primarily because the net assets of the businesses had been significantly diminished by their operating losses, including adverse loss reserve development recognized by CNA Re U.K. in the fourth quarter of 2001. The reduction of the impairment was included in realized investment gains/losses.

On October 31, 2002, the Company completed the sale of CNA Re U.K. to Tawa UK Limited (Tawa), a subsidiary of Artemis Group, a diversified French-based holding company. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC as discussed below.

The purchase price was $1, subject to adjustments based primarily upon the results of operations and realized foreign currency losses of CNA Re U.K. Under the terms of the purchase price adjustment, CCC is entitled to receive $5 million from Tawa after Tawa is able to legally withdraw funds from the former CNA Re U.K. entities; at December 31, 2003, CNA has received approximately $2 million. CCC has also committed to contribute up to $5 million to the former CNA Re U.K. entities over a four-year period beginning in 2010 should the Financial Services Authority (FSA) deem those entities to be undercapitalized. The purchase price adjustment related to foreign currency losses resulted in CNA contributing additional capital to CNA Re U.K. of $11 million. The Company finalized its impairment analysis based upon the terms of the completed transactions and reduced the impairment loss by approximately $39 million after-tax. The reduction of the impairment was included in net realized investment gains.

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

CNA Re U.K. had revenues of approximately $48 million and $280 million for the two years ended December 31, 2002 and 2001. CNA Re U.K. had net losses of $22 million and $374 million for the years ended December 31, 2002 and 2001. The assets and liabilities of CNA Re U.K., including the effects of the concurrent transactions, were approximately $2,442 million and $2,357 million at the date of sale.

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

Subsequent to the sale, Allstate and CNA agreed to modify a number of the original terms of the transaction. The following is an overview of the significant modifications to the terms of the original agreement:

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

CNA will continue to write new and renewal personal insurance policies and to reinsure this business with Allstate companies until such time as Allstate exercises its option to buy the CNA subsidiaries. CNA continues to have primary liability on policies reinsured by Allstate. Through 2005, CNA will continue to receive a royalty fee based on the volume of personal insurance business sold through CNA agents using the terms of the original agreement. Royalty fees earned in 2003, 2002 and 2001 were approximately $27 million, $27 million and $26 million.

CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1 billion at the date of sale. CNA’s obligation with respect to unallocated claim adjustment expenses was settled at the transaction date and is therefore not subject to the sharing arrangement. CNA must reimburse Allstate for 80% of the first $40 million of payments in excess of $1 billion, and for 90% of any additional payments in excess of the first $40 million. The Company must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1 billion. The Company’s remaining obligation valued as of October 1, 2003 will be settled in 2004, under a time schedule established by the parties, by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies exceeded $1 billion during the second quarter of 2003. The Company has established reserves for its estimated liability under this loss sharing arrangement.

Note Q. Discontinued Operations

CNA reports net assets of discontinued operations, which primarily consist of run-off operations discontinued in the mid-1990’s, in other assets on the Consolidated Balance Sheets. The following table provides more detailed information regarding those net assets.

Discontinued Operations

December 31	2003	2002
(In millions)
Total investments	$458	$443
Other assets	186	295
Insurance reserves	(335)	(402)
Other liabilities	(1)	(32)

Net assets of discontinued operations	$308	$304

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

CNA Vida’s assets and liabilities at December 31, 2001 were $442 million and $337 million. CNA Vida’s net earned premiums were $24 million and $77 million for the years ended December 31, 2002 and 2001. Net income was $2 million and $11 million for the years ended 2002 and 2001. CNA Vida’s results of operations, including the loss on sale, are presented as discontinued operations in all periods presented.

Note R. Quarterly Financial Data (Unaudited)

The following tables set forth unaudited quarterly financial data for the years ended December 31, 2003 and 2002.

Quarterly Financial Data

	First	Second	Third	Fourth	Year
(In millions, except per share data)
2003 Quarters
Revenues	$2,845	$3,099	$2,725	$3,047	$11,716

Income (loss) from continuing operations before income tax	$101	$75	$(2,766)	$244	$(2,346)
Income tax (expense) benefit	(18)	(5)	1,006	(70)	913

Income (loss) from continuing operations	83	70	(1,760)	174	(1,433)

Net income (loss)	$83	$70	$(1,760)	$174	$(1,433)

Basic and diluted earnings (loss) per share available to common stockholders	$0.30	$0.25	$(7.94)	$0.67	$(6.58)

2002 Quarters
Revenues	$3,446	$3,312	$2,787	$2,741	$12,286

Income from continuing operations before income tax	$163	$33	$76	$43	$315
Income tax (expense) benefit	(51)	(2)	(22)	7	(68)

Income from continuing operations	112	31	54	50	247
Loss from discontinued operations, net of tax	(35)	–	–	–	(35)
Cumulative effect of a change in accounting principle, net of tax	(57)	–	–	–	(57)

Net income	$20	$31	$54	$50	$155

Basic and diluted earnings per share available to common stockholders	$0.09	$0.14	$0.24	$0.21	$0.68

Note S. Related Party Transactions

CNA reimburses Loews, or pays directly, for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA. The amounts reimbursed or paid by CNA were approximately $18 million, $19 million and $18 million for the years ended December 31, 2003, 2002 and 2001. In addition, CNAF and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. See Note E for a detailed description of the income tax agreement and tax payments made between the Company and Loews. Also, CNA writes, at standard rates, a limited amount of insurance for Loews and its affiliates. The total premiums from Loews and its affiliates were $4 million, $4 million and $6 million for the years ended December 31, 2003, 2002 and 2001.

On November 24, 2003, CNAF sold $750 million of its participating convertible preferred stock, designated Series I (Series I Issue), to Loews. The Series I Issue has terms that make it economically equivalent to CNA’s common stock. See note L for further details of this transaction.

During 2002, CNAF sold $750 million of a new issue of preferred stock, designated Series H Cumulative Preferred Issue (Series H Issue), to Loews. The terms of the Series H Issue were approved by a special committee of independent members of CNAF’s Board of Directors. See Note L for further details of this transaction.

During 2001, CNA issued and sold 40,324,363 shares of common stock for $25 per share through a rights offering to stockholders of record on August 23, 2001. The net proceeds from the rights offering amounted to $1,006 million. In connection with the rights offering, Loews purchased 38,281,644 shares.

CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten year term and are secured by the stock purchased. The balance of the loans as of December 31, 2003 exceeds the related collateral by $36 million.

CNAF has entered into a credit agreement with a large national contractor that undertakes projects for the construction of government and private facilities to provide an $86 million credit facility. CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs. The credit facility and all loans under it will mature in March of 2006. Advances under the credit facility bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the credit facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

Loews and CNAF have entered into a participation agreement, pursuant to which Loews has purchased a participation interest in one-third of the loans and commitments under the credit facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the facility proportionally with CNAF.

In March of 2003, CNAF purchased the contractor’s outstanding bank debt for $16 million. The contractor purchased the bank debt and retired it, with $11 million of the purchase price being funded under the new credit facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor’s benefit. Of these letters of credit, a replacement due to expire in August of 2004 remains in the amount of $3 million. Any CNAF reimbursements for draws upon the banks’ letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility. As of December 31, 2003, CNAF has credit exposure of $55 million under the credit facility, net of participation by Loews, in the amount of $25 million.

The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNAF, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards. Any losses to CNA Surety arising from bonds issued to the contractor or assumed are excluded from CNA Surety’s $40 million excess of $20 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level. Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20 million per bond. For bonds written subsequent to November 1, 2003, CNA Surety’s exposure is limited to $14.5 million per bond subject to aggregate limit of $150 million under all facultative insurance coverage and two excess of loss treaties between CNA Surety and CCC. Both excess of loss contracts are effective January 1, 2004. The first excess of loss contract, $40 million excess of $60 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50 million excess of $100 million, provides CNA Surety with coverage for the national contractor as well as other CNA Surety risks.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor’s failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of the Company’s surety bonds could have a material adverse effect on the Company’s results of operations. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest could be up to $200 million. In addition, such failures could cause the full amount due under the credit facility to be uncollectible.

CNA Surety Corporation

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of December 31, 2003 and December 31, 2002.

Effective October 1, 2002, CCC provided an excess of loss protection for new and renewal bonds for CNA Surety for each principal exposures that exceed $60 million since October 1, 2002 in two parts — a) $40 million excess of $60 million and b) $50 million excess of $100 million for CNA Surety. This excess of loss protection is necessary primarily to support new and renewal bonds for contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. In consideration for the reinsurance coverage provided by the $40 million excess of $60 million contract, CNA Surety paid a quarterly premium equal to $3 million to CCC. In consideration for the reinsurance coverage provided by the $50 million excess of $100 million, the insurance subsidiaries of CNA Surety paid $6 million in premium to CCC.

Effective October 1, 2003, pending state insurance department regulatory approval, CCC entered into a $3 million excess of $12 million reinsurance contract with CNA Surety. The reinsurance premium for the coverage provided by the $3 million excess of $12 million contract is $0.3 million plus, if applicable, additional premium based on paid losses. This contract expires on December 31, 2004.

Note T. Subsequent Events

In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re for approximately $690 million. The business sold includes term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses are excluded from the sale. Additionally, the Nashville, Tennessee insurance servicing and administration building will be acquired by Swiss Re as part of the sale. Under terms of the agreement, CNA will stop accepting new applications for individual life and annuity products as of March 5, 2004. The transaction is expected to be completed on or before March 31, 2004, subject to certain customary closing conditions and regulatory approvals. Upon completion of the sale, it is anticipated that approximately 300 employees will transfer to Swiss Re.

The purchase price is subject to certain adjustments including changes in the level of statutory surplus through the closing date. The sale is expected to provide additional statutory surplus in excess of $400 million to CNA’s principal insurance subsidiary, CCC, as contemplated in CNA’s recently announced capital plan. CNA expects to recognize an after-tax realized loss of approximately $300 million on the sale in the first quarter of 2004; however, this amount will fluctuate for changes in the market value of the investments supporting this business.

The assets and liabilities of the individual life business were $6.6 billion and $5.4 billion at December 31, 2003. The revenues of the individual life business were $625 million, $652 million and $620 million for the years ended December 31, 2003, 2002 and 2001. The net income for this business was $43 million, $55 million, and $78 million for the years ended December 31, 2003, 2002 and 2001.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of
CNA Financial Corporation

We have audited the consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CNA Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

Deloitte & Touche LLP
Chicago, Illinois
February 26, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management, in consultation with the Company’s independent accountants, previously identified deficiencies in certain aspects of initial policy set-up and processing for large account property and casualty business in the Standard Lines segment which constituted a “Reportable Condition” under standards established by the American Institute of Certified Public Accountants. These deficiencies impacted the quality of the claim data used by the Company’s actuaries as the basis for their comprehensive actuarial reviews, which hampered the timeliness of these reviews. Subsequent to December 31, 2003, the Company completed its remediation efforts and has cured the aforementioned deficiencies.

This matter and its resolution have been discussed with the Company’s Audit Committee.

There were no other changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

			FIRST BECAME
	POSITION AND OFFICES		EXECUTIVE OFFICER
NAME	HELD WITH REGISTRANT	AGE	OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS

Stephen W. Lilienthal	Chief Executive Officer, CNA Financial Corporation	54	2001	Chief Executive Officer of CNA Financial Corporation and subsidiaries since August, 2002. Prior to that, President and Chief Executive Officer, Property and Casualty Operations of the CNA insurance companies since July 2001. From June 1993 to June 1998, senior officer of USF&G Corporation (USF&G). In April 1998, USF&G was acquired by the St. Paul Companies. Mr. Lilienthal was Executive Vice President of the St. Paul Companies until July 2001.

Robert V. Deutsch	Executive Vice President and Chief Financial Officer, CNA Financial Corporation	44	1999	Executive Vice President and Chief Financial Officer of CNA Financial Corporation and subsidiaries since August 1999. From June 1987 until August 1999, Mr. Deutsch was Executive Vice President, Chief Financial Officer, Chief Actuary and Assistant Secretary of Executive Risk, Inc.

Jonathan D. Kantor	Executive Vice President, General Counsel and Secretary	48	1997	Executive Vice President, General Council and Secretary of CNA Financial Corporation since March, 1998. Executive Vice President, General Council and Secretary of the CNA insurance companies since April, 1997 to current date.

James R. Lewis	President and Chief Executive Officer, Property and Casualty Operations, CNA insurance companies	55	2002	President and Chief Executive Officer, Property and Casualty Operations of the CNA insurance companies since August, 2002. From August 2001 to August 2002, Executive Vice President, U.S. Insurance Operations, Property and Casualty Operations of the CNA insurance companies. From November 1992 to August 2001, Senior Vice President of USF&G Corporation.

Robert L. McGinnis	President and Chief Executive Officer, Life & Group Operations	37	2003	President and Chief Executive Officer, Life and Group Operations since August 2003. Prior to that time, Executive Vice President, Group Operations, since April 2001. From May 1995 until January, 2001, Chief Operating Officer, Small Business, United Healthcare.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan

The table below provides the securities authorized for issuance under equity compensation plans.

Executive Compensation Information

Number of securities
	Number of securities to		remaining available for
	be issued upon	Weighted-average exercise	future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans
	options, warrants and	options, warrants and	(excluding securities
	rights	rights	reflected in column (a))
	(a)	(b)	(c)
December 31, 2003
Plan Category
Equity compensation plans approved by security holders	1,434,800	$29.97	553,275
Equity compensation plans not approved by security holders	–	–	–

Total	1,434,800	$29.97	553,275

Additional Information required in Item 12, Part III has been omitted as the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required in Item 13, Part III has been omitted as the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required in Item 14, Part III has been omitted as the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

PART IV

ITEM 15. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

		Exhibit
	Description of Exhibit	Number

(3)	Articles of incorporation and by-laws:
	Certificate of Incorporation of CNA Financial Corporation, as amended May 20, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference.)	3.1
	By-Laws of CNA Financial Corporation, as amended February 11, 2004	3.2
(4)	Instruments defining the rights of security holders, including indentures:
	CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b) (4) (iii) of Regulation S-K	4.1

		Exhibit
	Description of Exhibit	Number

(10)	Material contracts:
	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference.)	10.1
	CNA Employees’ Supplemental Savings Plan, as amended through January 1, 1994 (Exhibit 10.3 to 1999 Form 10-K, incorporated herein by reference.)	10.2
	CNA Employees’ Retirement Benefit Equalization Plan, as amended through January 1, 1994 (Exhibit 10.4 to 1999 Form 10-K incorporated herein by reference.)	10.3
	Continental Casualty Company “CNA” Annual Incentive Bonus Plan Provisions, (Exhibit 10.1 to 1994 Form 10-K incorporated herein by reference.)	10.4
	CNA Financial Corporation 2000 Long Term Incentive Plan, dated August 4, 1999 (Exhibit 4.1 to 1999 Form S-8 filed August 4, 1999, incorporated herein by reference.)	10.5
	Employment Agreement between CNA Financial Corporation and Robert V. Deutsch, dated August 16, 1999 (Exhibit 10 to September 30, 1999 Form 10-Q incorporated herein by reference.)	10.6
	Sale and Purchase Agreement between CNA Financial Corporation and PGI-WvF 180, L.P., dated October 13, 2000 for the sale of real property commonly known as 180 Maiden Lane (Exhibit 10.11 to the 2000 Form 10-K incorporated herein by reference.)	10.7
	Share Purchase Agreement between CNA and TAWA UK Limited, dated July 15, 2002 for the entire issued share capital of CNA Re Management Company Limited (Exhibit 2.1 to the September 30, 2002 Form 10-Q incorporated herein by reference.)	10.8
	Employment Agreement between CNA Financial Corporation and Stephen W. Lilienthal, dated July 25, 2002 (Exhibit 10.10 to December 31, 2002 Form 10-K incorporated herein by reference.)	10.9
	Employment Agreement between CNA Financial Corporation and James R. Lewis, dated August 9, 2002 (Exhibit 10.11 to December 31, 2002 Form 10-K incorporated herein by reference)	10.10
	Continuing Services Agreement between CNA Financial Corporation and Bernard Hengesbaugh, dated August 26, 2002 (Exhibit 10.12 to December 31, 2002 Form 10-K incorporated herein by reference)	10.11
(10)	Material contracts: (continued):

				Exhibit
			Description of Exhibit	Number

			Amendment to Employment Agreement between CNA Financial Corporation and Robert V. Deutsch, dated February 25, 2003 (Exhibit 10.13 to December 31, 2002 Form 10-K incorporated herein by reference)	10.12
			Employment Agreement between CNA Financial Corporation and Jonathan D. Kantor, dated March 20, 2003 (Exhibit 10.14 to March 31, 2003 Form 10-Q incorporated herein by reference)	10.13
			General Release in Full and Settlement Agreement between CNA Financial Corporation and Debra L. McClenahan, dated December 15, 2003	10.14
			Capital Support Agreement among CNA Financial Corporation, Loews Corporation and Continental Casualty Company, dated November 12, 2003	10.15
		(21)	Primary Subsidiaries of CNAF	21.1
		(23)	Independent Auditors’ Consent	23.1
(b	)		Reports on Form 8-K:
			On October 3, 2003 CNA Financial Corporation issued a press release providing information of CNA’s withdrawal from the assumed reinsurance business.
			On November 12, 2003 CNA Financial Corporation issued a press release and financial supplement providing information on its results of operations for the third quarter of 2003.
			On November 17, 2003 CNA Financial Corporation provided a summary of the impact of net reserve development on its results of operations for the third quarter 2003.

On November 24, 2003 CNA Financial Corporation issued a press release announcing the completion of CNA’s previously announced sale of $750 million of its participating convertible preferred stock to Loews Corporation, the owner of approximately 90% of CNA’s outstanding common stock.

On December 1, 2003 CNA Financial Corporation issued a press release announcing that it has entered into a binding agreement to sell its Group Benefits business to Hartford Financial Services Group, Inc. for approximately $500 million.

(c	)		Exhibits:
			None.
(d	)		Condensed Financial Information of Unconsolidated Subsidiaries:
			None.

The above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission.

SCHEDULE I. SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2003

	Cost or	Estimated
	Amortized	Fair	Carrying
	Cost	Value	Value
(In millions)
Fixed maturity securities available-for-sale:
Bonds:
United States Government and government agencies and authorities – taxable	$2,982	$3,097	$3,097
States, municipalities and political subdivisions – tax exempt	7,787	7,970	7,970
Foreign governments and political subdivisions	1,642	1,772	1,772
Public utilities	1,337	1,506	1,506
All other corporate bonds	13,719	14,229	14,229
Redeemable preferred stocks	97	104	104

Total fixed maturity securities available-for-sale	27,564	28,678	28,678

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	3	4	4
Industrial and other	160	379	379
Non-redeemable preferred stocks	130	144	144

Total equity securities available-for-sale	293	$527	527

Mortgage Loans	15		15
Real estate	21		10
Policy loans	175		175
Limited partnership investments	1,117		1,117
Other invested assets	34		40
Short term investments	7,538		7,538

Total investments	$36,757		$38,100

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

CNA Financial Corporation
Statements of Operations

Years ended December 31	2003	2002	2001
(In millions)
Revenues:
Net investment income	$16	$8	$18
Realized investment (losses) gains	(3)	3	(5)
Other income	12	13	13

Total revenues	25	24	26

Expenses:
Administrative and general	7	3	161
Interest	120	131	140

Total expenses	127	134	301

Loss from operations before income taxes, equity in net income of subsidiaries and the cumulative effects of changes in accounting principles	(102)	(110)	(275)
Income tax benefit	36	39	96

Loss before equity in net income of subsidiaries and the cumulative effects of changes in accounting principles	(66)	(71)	(179)
Equity in net (loss) income of subsidiaries	(1,367)	227	(1,461)
Cumulative effect of changes in accounting principles, net of tax	–	(1)	(2)

Net (loss) income	$(1,433)	$155	$(1,642)

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Balance Sheets

December 31	2003	2002
(In millions)
Assets:
Investment in subsidiaries	$10,509	$10,648
Fixed maturity securities available-for-sale, at fair value, (amortized cost of $131 and $30)	131	30
Equity securities available-for-sale, at fair value, (cost of $1 and $1)	1	1
Other invested assets	(1)	1
Short term investments, at cost which approximates fair value	37	386
Receivables for securities sold	1	93
Amounts due from affiliates	18	17
Notes receivable from affiliates	–	309
Other	1	2

Total assets	$10,697	$11,487

Liabilities and Stockholders’ Equity:
Liabilities:
Payables for securities purchased	$–	$91
Short term debt	252	248
Long term debt	1,480	1,729
Other	13	18

Total Liabilities	1,745	2,086

Stockholders’ equity:
Preferred stock (12,500,000 shares authorized)
Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)
Series I Issue (no par value; $23,200 stated value; 35,327 shares issued convertible to 32,327,015 shares of common stock; held by Loews Corporation)	1,500	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 225,850,270 shares issued; and 223,617,337 and 223,608,868 shares outstanding)	565	565
Additional paid-in capital	1,031	1,031
Retained earnings	5,160	6,593
Accumulated other comprehensive income	841	604
Treasury stock (2,232,933 and 2,241,402 shares), at cost	(69)	(70)

	9,028	9,473
Notes receivable for the issuance of common stock	(76)	(72)

Total stockholders’ equity	8,952	9,401

Total liabilities and stockholders’ equity	$10,697	$11,487

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31	2003	2002	2001
(In millions)
Cash flows from operating activities:
Net (loss) income	$(1,433)	$155	$(1,642)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Loss (income) of subsidiaries	1,367	(227)	1,461
Cumulative effect of a change in accounting principle, net of tax	–	1	2
Dividends received from subsidiaries	93	118	493
Realized losses (gains)	3	(3)	5
Changes in:
Federal income taxes recoverable (amounts due to/from affiliates)	(1)	–	–
Other, net	107	148	102

Total Adjustments	1,569	37	2,063

Net cash flows (used) provided by operating activities	136	192	421

Cash flows from investing activities:
Sales of fixed maturity securities	236	428	–
Purchases of fixed maturity securities	(244)	(440)	(15)
Purchases of equity securities	2	(1)	(1)
Change in short term investments	349	(381)	(5)
Capital contributions to subsidiaries	(1,201)	(304)	(1,416)
Return of capital from subsidiaries	5	–	15
Change in notes receivable from affiliates	309	32	113
Other, net	(94)	(19)	4

Net cash flows used by investing activities	(638)	(685)	(1,305)

Cash flows from financing activities:
Proceeds from issuance of debt	–	–	500
Principal payments on debt	(245)	(252)	(627)
Issuance of common stock	–	–	1,006
Issuance of cumulative Series I preferred stock	–	750	–
Issuance of cumulative Series H preferred stock	750	–	–
Purchase of treasury stock	1	–	1
Other, net	(4)	(5)	4

Net cash flows provided by financing activities	502	493	884

Net change in cash	–	–	–
Cash, beginning of year	–	–	–

Cash, end of year	$–	$–	$–

Supplemental disclosures of cash flow information:
Cash paid (received):
Interest	$123	$133	$137
Federal income taxes	(369)	(616)	(288)
Non-cash transactions:
Notes receivable for the issuance of common stock	4	4	4

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

Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 2003.

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

All securities transactions are recorded on the trade date except for new issuances and mortgage backed securities which are recorded on the settlement date. Realized investment gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

CNAF’s investments in fixed maturity securities are composed entirely of corporate bonds and corporate mortgage backed securities and obligations of government agencies.

C. Debt

Debt is composed of the following obligations.

Debt

December 31	2003	2002
(In millions)
Variable rate debt:
Credit facility due April 30, 2004	$250	$250
Senior notes:
6.25%, face amount of $248, due November 15, 2003	–	248
6.50%, face amount of $493, due April 15, 2005	492	491
6.75%, face amount of $250, due November 15, 2006	249	249
6.45%, face amount of $150, due January 15, 2008	149	149
6.60%, face amount of $200, due December 15, 2008	199	199
6.95%, face amount of $150, due January 15, 2018	149	148
Debenture, 7.25%, face amount of $243, due November 15, 2023	241	240
Urban Development Action Grant, 1.00%, due May 7, 2019	3	3

Total	$1,732	$1,977

Short term debt	$252	$248
Long term debt	1,480	1,729

Total	$1,732	$1,977

The Company has a $250 million three-year bank credit facility with an April 30, 2004 expiration date. The Company pays a facility fee to the lenders for having funds available for loans under the three-year credit facility maturing April 30, 2004. The fee varies based on the long term debt ratings of the Company. At December 31, 2003, the facility fee on the three-year component was 25.0 basis points.

The Company pays interest on any outstanding debt/borrowings under the three-year facility based on a rate determined using the long term debt ratings of the Company. The interest rate is equal to the London Interbank Offering Rate (LIBOR) plus 75.0 basis points. Further, if the Company has outstanding loans greater than 50% of the amounts available under the three-year facility, the Company also will pay a utilization fee of 12.5 basis points on such loans. At December 31, 2003 and 2002, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.3%.

A Moody’s Investors Service (Moody’s) downgrade of the CNAF senior debt rating from Baa2 to Baa3 on November 12, 2003, increased the facility fee on the three-year component of the facility from 17.5 basis points to 25.0 basis points. The applicable interest rate increased from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee remained unchanged on the three-year facility at 12.5 basis points.

D. Management and Administrative Expenses

CNAF has reimbursed its subsidiaries for certain general management and administrative expenses, certain extra contractual obligations and certain investment expenses of $159 million in 2001. Beginning in 2002, these expenses were charged directly to CNAF’s subsidiaries. Certain administrative expenses resulting principally from shareholder expenses, consulting and fees and dues to states of incorporation of $7 million and $3 million were paid directly by CNAF in 2003 and 2002.

E. Commitments and Contingencies

In the normal course of business, CNAF guarantees the indebtedness of certain of its subsidiaries, which expire through 2025. These guarantees arise in the normal course of business and are given to induce a lender to enter into an agreement with CNAF’s subsidiaries. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $20 million at December 31, 2003.

CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $8 million at December 31, 2003.

CNAF has also committed to contribute up to $5 million to the former CNA Re U.K. entities over a four-year period beginning in 2010 should the Financial Services Authority deem those entities to be undercapitalized.

CNAF has entered into a credit agreement with a large national contractor that undertakes projects for the construction of government and private facilities to provide an $86 million credit facility. CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs. The credit facility and all loans under it will mature in March of 2006. Advances under the credit facility bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the credit facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

Loews and CNAF have entered into a participation agreement, pursuant to which Loews has purchased a participation interest in one-third of the loans and commitments under the credit facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the facility proportionally with CNAF.

In March of 2003, CNAF purchased the contractor’s outstanding bank debt for $16.4 million. The contractor purchased the bank debt and retired it, with $11.4 million of the purchase price being funded under the new credit facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor’s benefit. Of these letters of credit, a replacement due to expire in August of 2004 remains in the amount of $3.4 million. Any CNAF reimbursements for draws upon the banks’ letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility. As of December 31, 2003, CNAF has credit exposure of $55 million under the credit facility, net of participation by Loews, in the amount of $25 million.

The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNAF, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards. Any losses to CNA Surety arising from bonds issued to the contractor or assumed are excluded from CNA Surety’s $40 million excess of $20 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level. Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20 million per bond. For bonds written subsequent to November 1, 2003, CNA Surety’s exposure is limited to $14.5 million per bond subject to an aggregate limit of $150 million under all under facultative insurance coverage and two excess of loss treaties between CNA Surety and CCC. Both excess of loss contracts are effective January 1, 2004. The first excess of loss contract, $40 million excess of $60 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50 million excess of $100 million, provides CNA Surety with coverage for the national contractor as well as other CNA Surety risks.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor’s failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of the Company’s surety bonds could have a material adverse effect on the Company’s results of operations. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest could be up to $200 million. In addition, such failures could cause the full amount due under the credit facility to be uncollectible.

In certain circumstances, CNAF provides guarantees of the indebtedness of certain of its subsidiaries independent insurance producers, which expire in 2008. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, CNAF holds an interest in and to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $7 million at December 31, 2003.

In the normal course of business, CNAF has provided guarantees to holders of structured settlement annuities (SSA) provided by certain of its subsidiaries, which expire through 2120. CNAF would be required to remit SSA payments due to claimants if the primary obligor failed to perform on these contracts. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $1,651 million at December 31, 2003.

F. Capital Transactions with Subsidiaries

In 2003, 2002 and 2001, CNAF contributed capital of approximately $1,201 million, $304 million and $1,416 million to its subsidiaries. In 2003, CNAF subsidiaries returned capital of approximately $5 million. In 2001, CNAF subsidiaries returned capital of approximately $15 million. In 2002, there were no returns of capital from subsidiaries.

G. Dividends from Subsidiaries and Affiliates

In 2003, 2002 and 2001, CNAF received approximately $93 million, $118 million and $493 million in dividends from subsidiaries.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2003, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary dividend capacity in the amount of approximately $312 million to be used to fund the CNAF’s 2004 debt service and principal repayment requirements.

In addition, by agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2003 and 2002, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

H. Preferred Stock

On November 24, 2003, CNAF sold $750 million of its participating convertible preferred stock, designated Series I (Series I Issue), to Loews. The Series I Issue has terms that make it economically equivalent to CNAF’s common stock. The preferred shares will convert into 32,327,015 shares of CNAF common stock, utilizing a conversion price per share of common stock that was based on average market prices of CNAF common stock from November 17, 2003 through November 21, 2003. The terms of the Series I Issue were approved by a special committee of independent members of CNAF’s Board of Directors. Upon conversion, Loews will own approximately 91% of CNAF’s outstanding common stock of approximately 255.9 million shares. Conversion will take place when the Company satisfies applicable stock exchange requirements. The proceeds from the Series I Issue sale will be applied by CNAF to increase the statutory surplus of CNAF’s principal insurance subsidiary, CCC.

During 2002, CNAF sold $750 million of a new issue of preferred stock, designated Series H Cumulative Preferred Issue (Series H Issue), to Loews. The terms of the Series H Issue were approved by a special committee of independent members of CNAF’s Board of Directors.

The Series H Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. It will be adjusted quarterly to a rate equal to 400 basis points above the ten-year U.S. Treasury rate beginning with the quarterly dividend after the first triggering event to occur of either (i) an increase by two intermediate rating levels of the financial strength rating of CCC from its rating at the time of issuance by any of A.M. Best Company, Standard & Poor’s or Moody’s Investor Services or (ii) one year following an increase by one intermediate ratings level of the financial strength rating of CCC by any one of those rating agencies. Accrued but unpaid cumulative dividends cannot be paid on the Series H Issue unless and until one of the two triggering events described above has occurred. Beginning with the quarter following an increase of one intermediate rating level in CCC’s financial strength rating, however, current (but not accrued cumulative) quarterly dividends can be paid. As of December 31, 2003, the Company has $62 million of undeclared but accumulated dividends.

The Series H Issue is senior to CNAF’s common stock and Series I Issue as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up. No dividends may be declared on CNAF’s common stock until all cumulative dividends on the Series H Issue have been paid. CNAF may not issue any equity securities ranking senior to or on par with the Series H Issue without the consent of a majority of its stockholders. The Series H Issue is non-voting and is not convertible into any other securities of CNAF. It may be redeemed only upon the mutual agreement of CNAF and a majority of the stockholders of the preferred stock.

Of the proceeds of the Series H, $250 million was used to prepay a bank term loan due in April of 2003 and $250 million was contributed to CCC to improve its statutory surplus. It is expected that the remaining proceeds will be used to repay other debt of CNAF and Continental maturing in 2003 and for other general corporate purposes.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

		Gross Insurance Reserves
								Insurance	Amortiz-
								Claims and	ation
	Deferred	Claim	Future		Policy-		Net	Policy-	of Deferred	Other	Net
	Acquisition	And Claim	Policy	Unearned	holders	Net Earned	Investment	holders'	Acquisition	Operating	Written Pre-
	Costs	Expense	Benefits	Premium	Funds	Premiums	Income (a)	Benefits	Costs	Expenses	miums (b)
(In millions)
December 31, 2003
Standard Lines	$415	$12,983	$–	$1,916	$79	$3,743	$336	$3,936	$991	$893	$3,802
Specialty Lines	342	6,470	–	1,874	3	2,666	287	2,266	623	400	2,809
CNA Re	31	2,288	–	133	–	536	72	510	127	32	478
Group Operations	48	1,404	654	1	455	1,312	263	1,006	19	462	15
Life Operations	1,697	1,539	7,173	152	67	1,029	524	1,273	201	124	519
Corporate and Other	–	7,046	334	815	(3)	42	165	1,040	4	394	10
Eliminations	–	–	–	–	–	(114)	–	(115)	–	(118)	(16)

Consolidated Operations	$2,533	$31,730	$8,161	$4,891	$601	$9,214	$1,647	$9,916	$1,965	$2,187	$7,617

December 31, 2002
Standard Lines	$421	$11,576	$–	$1,811	$47	$4,018	$398	$2,965	$931	$583	$4,020
Specialty Lines	319	5,874	–	1,763	3	2,178	253	1,682	554	255	2,383
CNA Re	47	2,264	–	195	–	642	144	503	144	54	605
Group Operations	107	1,400	571	7	470	2,327	252	1,956	13	545	1,149
Life Operations	1,657	1,409	6,503	149	63	930	540	1,118	151	161	496
Corporate and Other	–	4,847	335	908	(3)	156	143	209	(2)	307	38
Eliminations	–	–	–	(13)	–	(38)	–	(41)	–	(143)	(38)

Consolidated Operations	$2,551	$27,370	$7,409	$4,820	$580	$10,213	$1,730	$8,392	$1,791	$1,762	$8,653

December 31, 2001
Standard Lines	$397	$12,854	$–	$1,825	$54	$2,473	$488	$2,511	$938	$601	$2,984
Specialty Lines	255	5,668	–	1,449	3	1,896	314	1,850	538	400	1,951
CNA Re	56	4,644	–	201	2	641	172	1,418	205	69	524
Group Operations	117	1,714	635	10	452	3,378	241	2,979	(13)	730	2,182
Life Operations	1,598	1,343	6,330	134	38	873	486	1,107	131	144	438
Corporate and Other	1	5,043	341	886	(3)	89	155	1,479	5	542	(3)
Eliminations	–	–	–	–	–	(62)	–	(65)	–	(165)	(62)

Consolidated Operations	$2,424	$31,266	$7,306	$4,505	$546	$9,288	$1,856	$11,279	$1,804	$2,321	$8,014

(a)	Investment income is allocated based on each segment’s net carried insurance reserves as adjusted.

(b)	Net written premiums relate to business in property and casualty companies only.

SCHEDULE IV. REINSURANCE

Incorporated herein by reference from Note H of the Consolidated Financial Statements included under Item 8.

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Period	Expenses	Accounts (a)	Deductions (b)	End of Period
(In millions)
Year ended December 31, 2003
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$352	$602	$3	$9	$948

Year ended December 31, 2002
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$351	$40	$7	$46	$352

(a)	Amount includes effects of foreign currency translation.

(b)	For 2002, amount includes $30 million related to the sale of CNA Re U.K., see Note P of the Consolidated Financial Statements included under Item 8 for further discussion of the sale.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

	Consolidated Property and Casualty Operations

As of and for the years ended December 31	2003	2002	2001
(In millions)
Deferred acquisition costs	$1,321	$1,257	$1,103
Reserves for unpaid claim and claim adjustment expenses	31,282	25,648	29,551
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 7.5%)	2,280	2,440	2,456
Unearned premiums	4,891	4,813	4,495
Net written premiums	7,617	8,653	8,014
Net earned premiums	7,469	8,438	7,598
Net investment income	1,532	1,422	1,261
Incurred claim and claim adjustment expenses related to current year	4,747	6,722	7,192
Incurred claim and claim adjustment expenses related to prior years	2,431	52	2,466
Amortization of deferred acquisition costs	1,827	1,660	1,748
Paid claim and claim adjustment expenses	5,075	8,218	10,852

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of
CNA Financial Corporation

We have audited the consolidated financial statements of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the Company) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 26, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting principle relating to a change in method of accounting for goodwill and indefinite-lived intangible assets in 2002); such consolidated financial statements and report are included in Item 8 of this Form 10-K. Our audits also included the financial statement schedules of CNA Financial Corporation and subsidiaries, listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements included in Item 8 of this Form 10-K taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Chicago, Illinois
February 26, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 27, 2004	By	/s/ Stephen W. Lilienthal

Stephen W. Lilienthal
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Robert V. Deutsch

Robert V. Deutsch
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 27, 2004	By	/s/ Walter L. Harris

(Walter L. Harris, Director)

Dated: February 27, 2004	By	/s/ Bernard L. Hengesbaugh

(Bernard L. Hengesbaugh, Chairman of the Board and Director)

Dated: February 27, 2004	By	/s/ Stephen W. Lilienthal

(Stephen W. Lilienthal, Chief Executive Officer and Director)

Dated: February 27, 2004	By	/s/ Paul J. Liska

(Paul J. Liska, Director)

Dated: February 27, 2004	By	/s/ Don M. Randel

(Don M. Randel, Director)

Dated: February 27, 2004	By	/s/ Joseph Rosenberg

(Joseph Rosenberg, Director)

Dated: February 27, 2004	By	/s/ James S. Tisch

(James S. Tisch, Director)

Dated: February 27, 2004	By	/s/ Preston R. Tisch

(Preston R. Tisch, Director)

Dated: February 27, 2004	By	/s/ Marvin Zonis

(Marvin Zonis, Director)