Form 10-Q
period 2004-03-31
CNA FINANCIAL CORP
filed 2004-04-30
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ✓ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2004
Common Stock, Par value $2.50	255,946,852

CNA FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2004	2003
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $27,432 and $27,564)	$28,691	$28,678
Equity securities at fair value (cost of $239 and $293)	504	527
Mortgage loans and real estate (less accumulated depreciation of $11 and $10)	25	25
Policy loans	1	175
Limited partnership investments	1,659	1,117
Other invested assets	14	40
Short-term investments, at cost which approximates fair value	6,127	7,538

Total investments	37,021	38,100
Cash	81	139
Reinsurance receivables (less allowance for doubtful accounts of $591 and $573)	14,238	15,681
Insurance receivables (less allowance for doubtful accounts of $390 and $375)	2,732	2,695
Accrued investment income	302	323
Receivables for securities sold	1,124	836
Deferred acquisition costs	1,345	2,533
Prepaid reinsurance premiums	1,148	1,252
Federal income taxes recoverable (includes $496 and $594 due from Loews Corporation)	506	607
Deferred income taxes	649	600
Property and equipment at cost (less accumulated depreciation of $657 and $727)	280	314
Goodwill and other intangible assets	162	162
Assets related to businesses held for sale	6,291	—
Other assets	936	1,583
Separate account business	745	3,678

Total assets	$67,560	$68,503

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$31,183	$31,730
Unearned premiums	4,833	4,891
Future policy benefits	4,503	8,161
Policyholders’ funds	1,853	601
Collateral on loaned securities and derivatives	371	442
Payables for securities purchased	1,586	1,902
Participating policyholders’ funds	117	118
Short term debt	264	263
Long term debt (includes $346 and $0 of surplus notes due to Loews Corporation)	1,980	1,641
Reinsurance balances payable	3,329	3,432
Liabilities related to businesses held for sale	5,471	—
Other liabilities	2,152	2,436
Separate account business	745	3,678

Total liabilities	58,387	59,295

Commitments and contingencies (Notes F, G, I and K)
Minority interest	263	256
Stockholders’ equity:
Preferred stock (12,500,000 shares authorized)	1,500	1,500
Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)
Series I Issue (no par value; $23,200 stated value; 32,327 shares issued convertible to 32,327,015 shares of common stock; held by Loews Corporation)
Common stock ($2.50 par value; 500,000,000 shares authorized; 225,850,270 shares issued; and 223,617,337 shares outstanding)	565	565
Additional paid-in capital	1,031	1,031
Retained earnings	5,035	5,160
Accumulated other comprehensive income	924	841
Treasury stock (2,232,933 shares), at cost	(69)	(69)

	8,986	9,028
Notes receivable for the issuance of common stock	(76)	(76)

Total stockholders’ equity	8,910	8,952

Total liabilities and stockholders’ equity	$67,560	$68,503

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ended March 31	2004	2003
(In millions, except per share data)
Revenues
Net earned premiums	$2,168	$2,381
Net investment income	473	432
Realized investment losses, net of participating policyholders’ and minority interests	(458)	(76)
Other revenues	82	108

Total revenues	2,265	2,845

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,620	1,870
Amortization of deferred acquisition costs	433	458
Other operating expenses	350	379
Interest	35	34

Total claims, benefits and expenses	2,438	2,741

Income (loss) before income tax and minority interest	(173)	104
Income tax (expense) benefit	54	(18)
Minority interest	(6)	(3)

Net income (loss)	$(125)	$83

Basic and Diluted Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share available to common stockholders	$(0.55)	$0.30

Weighted average outstanding common stock and common stock equivalents	255.9	223.6

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31	2004	2003
(In millions)
Cash Flows from Operating Activities
Net income (loss)	$(125)	$83
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Change in bad debt provision for insurance and reinsurance receivables	33	—
Minority interest	6	3
Loss on disposal of property and equipment	—	12
Deferred income tax provision	(77)	12
Realized investment losses, net of participating policyholders’ and minority interests	458	76
Equity method income	(75)	(26)
Amortization of bond discount	1	(21)
Depreciation	19	24
Changes in:
Receivables	197	(371)
Deferred acquisition costs	10	(57)
Accrued investment income	(30)	(47)
Federal income taxes payable/recoverable	108	(75)
Prepaid reinsurance premiums	103	(117)
Reinsurance balances payable	(71)	28
Insurance reserves	(365)	528
Other, net	(151)	(7)
Net purchases of trading securities	(4)	—
Total adjustments	162	(38)

Net cash flows provided by operating activities	37	45

Cash Flows from Investing Activities
Purchases of fixed maturity securities	(14,475)	(17,802)
Proceeds from fixed maturity securities:
Sales	10,867	15,492
Maturities, calls and redemptions	1,443	958
Purchases of equity securities	(30)	(71)
Proceeds from sales of equity securities	36	61
Change in short-term investments	1,820	1,668
Change in collateral on loaned securities and derivatives	(71)	(133)
Change in other investments	7	4
Purchases of property and equipment	(11)	(31)
Other, net	(27)	(14)

Net cash flows provided (used) by investing activities	(441)	132

Net Cash Flows from Financing Activities
Principal payments on debt	(6)	(129)
Proceeds from issuance of surplus notes	346	—
Returns and deposits of policyholder account balances on investment contracts	6	(7)
Other	—	(1)

Net cash flows provided (used) by financing activities	346	(137)

Net change in cash	(58)	40
Cash, beginning of period	139	126

Cash, end of period	$81	$166

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	$16	$19
Federal income taxes	(79)	63
Non-cash transactions:
Notes receivable for the issuance of common stock	—	1

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A. Basis of Presentation

The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty insurance operations are primarily conducted by Continental Casualty Company (CCC) and The Continental Insurance Company (CIC). CNA’s life and group insurance operations are primarily conducted by Continental Assurance Company (CAC) and Valley Forge Life Insurance Company (VFL). Loews Corporation (Loews) owned approximately 90% of the outstanding common stock and 100% of the Series H and Series I preferred stock of CNAF as of March 31, 2004. Conversion of the Series I preferred stock into approximately 32.3 million shares of CNAF common stock occurred on April 20, 2004, as a result of which Loews owns approximately 91% of CNAF’s approximately 255.9 million outstanding shares of common stock.

In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re Life & Health America Inc. The transaction is expected to be completed on April 30, 2004, subject to certain customary closing conditions. As of March 31, 2004, CNA has classified the assets and liabilities of the individual life insurance business including the Nashville, Tennessee insurance servicing and administration building as assets and liabilities related to businesses held for sale. See Note Q for further information.

CNA Group Life Assurance Company (CNAGLA) was sold to Hartford Financial Services Group, Inc. on December 31, 2003. The results of the group benefits business sold are included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2003.

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in CNAF’s Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2003.

The interim financial data as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.

Certain amounts applicable to prior periods have been reclassified to conform to the current period presentation.

Note B. Accounting Pronouncements

In January of 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). In December of 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46R) which replaces FIN 46 and clarifies the application of Accounting Research Bulletin No. 51 Consolidated Financial Statements (ARB 51). As per ARB 51, a general rule for preparation of consolidated financial statements of a parent and its subsidiary is ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

voting shares of a subsidiary. However, application of the majority voting interest requirement of ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interest. FIN 46R clarifies applicability of ARB 51 to entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires an entity to consolidate a variable interest entity (VIE) even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares.

FIN 46R is applicable for financial statements issued for reporting periods that end after March 15, 2004. The Company has determined that the adoption of FIN 46R does not have a significant impact on the results of operations or equity of the Company.

In December of 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) to require additional disclosures related to pensions and post retirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The SFAS 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. CNA has implemented the revised interim disclosures in these financial statements and will implement the annual benefit payment disclosures in subsequent annual financial statements.

In July of 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-01, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-01). SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. SOP 03-01 may not be applied retroactively to prior years’ financial statements, and initial application should be as of the beginning of an entity’s fiscal year, therefore prior year amounts have not been conformed to the current year presentation.

CNA adopted SOP 03-01 as of January 1, 2004. The assets and liabilities of certain guaranteed investment contracts and indexed group annuity contracts that were previously segregated and reported as separate accounts no longer qualify for separate account presentation. Prior to the adoption of SOP 03-01, the asset and liability presentation of these affected contracts were categorized as separate account assets and liabilities in the Condensed Consolidated Balance Sheet. The results of operations from separate account business were primarily classified as other revenue in the Condensed Consolidated Statements of Operations. In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and income statement items have been modified within these financial statements. Accordingly, the investment securities previously classified as separate account assets have now been reclassified to the general account and will be reported based on their investment classification whether available-for-sale or trading securities. The investment portfolio for the indexed group annuity contracts is classified as held for trading purposes and is carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Condensed Consolidated Statement of Operations.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The Company continues to have contracts that meet the criteria for separate account presentation. The assets and liabilities of these contracts are legally segregated and reported as assets and liabilities of the separate account business. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are carried at contract values.

The following table provides the balance sheet presentation of assets and liabilities for certain guaranteed investment contracts and indexed group annuity contracts upon adoption of SOP 03-01, including the classification of the indexed group annuity contract investments as trading securities.

	January 1,	March 31,
	2004	2004 (a)
(In millions)
Assets
Investments:
Fixed maturity securities, available-for-sale	$1,220	$1,245
Fixed maturity securities, trading	304	393
Equity securities	4	4
Limited partnerships	419	463
Short term investments, available-for-sale	55	47
Short term investments, trading	414	389

Total investments	2,416	2,541
Accrued investment income	13	12
Receivables for securities sold	97	83
Other assets	1	—

Total assets	$2,527	$2,636

Liabilities
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	1	1
Future policy benefits	617	605
Policyholders’ funds	1,324	1,345
Collateral on loaned securities and derivatives	17	2
Payables for securities purchased	43	101
Other liabilities	47	62

Total liabilities	$2,049	$2,116

(a) Includes $73 million of Investments transferred to Assets related to Businesses Held for Sale and $72 million of Future Policy Benefits Reserves transferred to Liabilities related to Businesses Held for Sale. See Note Q for further discussion.

Note C. Earnings (Loss) Per Share

Earnings (loss) per share available to common stockholders is based on weighted-average outstanding shares. Basic and diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding for the period. The weighted average number of shares outstanding for computing basic and diluted earnings per share was 255.9 million and 223.6 million for the three months ended March 31, 2004 and 2003. Included in the weighted-average outstanding shares in 2004 is the effect of the Series I convertible preferred shares issued during the fourth quarter of 2003. The Series I Issue preferred stock had terms that made it economically equivalent to common stock; therefore the weighted average basic and diluted shares for the three months ended March 31, 2004 include the convertible preferred shares

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

assuming conversion to common shares. Conversion of the Series I preferred shares into approximately 32.3 million shares of CNAF common stock occurred on April 20, 2004.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2004, approximately one million shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. No shares were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2003, but since the exercise price of these options was greater than the average market price of CNA common stock, these options have no dilutive effect.

The computation of earnings per share was as follows.

Earnings (Loss) Per Share

For the three months ended March 31	2004	2003
(In millions, except per share amounts)
Net income (loss)	$(125)	$83
Less: undeclared preferred stock dividend	(16)	(15)

Net income (loss) available to common stockholders	$(141)	$68

Weighted average outstanding common stock and common stock equivalents	255.9	223.6
Effect of dilutive securities, employee stock options	—	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	255.9	223.6

Basic and diluted earnings (loss) per share available to common stockholders	$(0.55)	$0.30

The Company applies the intrinsic value method by following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its stock-based compensation plan. Under the recognition and measurement principles of APB 25, no stock-based compensation cost has been recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share, had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation under the Company’s stock-based compensation plans.

Pro Forma Effect of SFAS 123 on Net Income (Loss) and Earnings (Loss) Per Share

For the three months ended March 31	2004	2003
(In millions, except per share amounts)
Net income (loss), as reported	$(125)	$83
Less: Total stock-based compensation cost determined under the fair value method, net of tax	(1)	—

Pro forma net income (loss)	$(126)	$83

Less: undeclared preferred stock dividend	(16)	(15)

Pro forma net income (loss) available to common stockholders	(142)	68

Basic and diluted earnings (loss) per share, as reported	$(0.55)	$0.30

Basic and diluted earnings (loss) per share, pro forma	$(0.55)	$0.30

Note D. Investments

The significant components of net investment income are presented in the following table.

Net Investment Income

For the three months ended March 31	2004	2003
(In millions)
Fixed maturity securities	$407	$420
Short term investments	16	20
Limited partnerships	75	23
Equity securities	4	5
Income from trading portfolio (a)	20	—
Interest on funds withheld and other deposits	(50)	(47)
Other	10	25

Gross investment income	482	446
Investment expense	(9)	(14)

Net investment income	$473	$432

(a) The change in net unrealized gains on trading securities still held, included in net investment income, was $4 million for the three months ended March 31, 2004.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The components of net realized investment results from available-for-sale securities are presented in the following table.

Net Realized Investment Gains (Losses)

Three months ended March 31	2004	2003
(In millions)
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$10	$38
Corporate and other taxable bonds	6	(118)
Tax-exempt bonds	73	19
Asset-backed bonds	39	18
Redeemable preferred stock	1	(5)

Total fixed maturity securities	129	(48)
Equity securities	11	—
Derivative securities	(32)	(22)
Short term investments	—	4
Impairment loss on Individual Life business (see Note Q)	(569)	—
Other	4	(13)

Net realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(457)	(79)
Allocated to participating policyholders’ and minority interest	(1)	3

Realized investment losses	$(458)	$(76)

Realized investment losses for the three months ended March 31, 2004 included a $569 million pretax impairment loss on assets related to businesses held for sale in connection with the anticipated sale of CNA’s Individual Life business. See Note Q for further discussion of the Individual Life transaction.

Realized investment losses for the three months ended March 31, 2003 included $255 million of pretax impairment losses for other-than-temporary declines in fair values for fixed maturity and equity securities. These impairment losses were primarily for securities in certain market sectors, including the airline, healthcare and energy industries. There were no impairment losses for other-than-temporary declines in fair value for fixed maturity and equity securities for the three months ended March 31, 2004.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note E. Derivative Financial Instruments

A summary of the recognized gains (losses) related to derivative financial instruments follows.

Derivative Financial Instruments Recognized Gains (Losses)

For the three months ended March 31	2004	2003
(In millions)
General account
Swaps	$1	$—
Futures purchased	13	—
Futures sold, not yet purchased	(30)	—
Forwards	2	—
Forwards sold, not yet purchased	2	—
Commitments to purchase government and municipal securities	(12)	(11)
Equity warrants	1	—
Collateralized debt obligation liabilities	2	(11)
Options written	2	—
Options embedded in convertible debt securities	(28)	(34)

Total	$(47)	$(56)

Separate accounts
Futures purchased	$—	$(37)
Options written	—	1

Total	$—	$(36)

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows.

Derivative Financial Instruments

	Contractual/	Estimated	Estimated
March 31, 2004	Notional	Fair Value	Fair Value
(In millions)	Amount	Asset	(Liability)
General account
Swaps	$655	$7	$—
Futures purchased	1,126	—	(1)
Futures sold, not yet purchased	2,645	—	(3)
Forwards purchased	82	2	—
Forwards sold, not yet purchased	195	—	(1)
Commitments to purchase government and municipal securities	100	—	—
Equity warrants	11	1	—
Options purchased	36	—	—
Options written	34	—	—
Collateralized debt obligation liabilities	76	—	(3)
Synthetic guaranteed investment contracts	268	—	—
Options embedded in convertible debt securities	784	178	—

Total	$6,012	$188	$(8)

Separate accounts
Options written	27	—	(1)

Total	$27	$—	$(1)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Derivative Financial Instruments

	Contractual/	Estimated	Estimated
December 31, 2003	Notional	Fair Value	Fair Value
(In millions)	Amount	Asset	(Liability)
General account
Swaps	$856	$—	$(5)
Interest rate caps	225	—	—
Futures sold, not yet purchased	18	—	—
Forwards	16	—	(1)
Commitments to purchase government and municipal securities	3,318	12	—
Equity warrants	11	—	—
Options purchased	4	—	—
Options written	515	—	(2)
Collateralized debt obligation liabilities	110	—	(14)
Synthetic guaranteed investment contracts	280	—	—
Options embedded in convertible debt securities	681	201	—

Total	$6,034	$213	$(22)

Separate accounts
Futures purchased	$1,106	$3	$—
Futures sold, not yet purchased	12	—	—
Options written	12	—	—

Total	$1,130	$3	$—

Options embedded in convertible debt securities are classified as fixed maturity securities in the Condensed Consolidated Balance Sheets, consistent with the host instruments.

The change in fair value for derivatives with no hedge designation that are associated with the indexed group annuity contracts are reflected in Net Investment Income.

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

California Wage and Hour Litigation

Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. The Company has denied the material allegations of the amended complaint and intends to vigorously contest the claims. Based on facts and circumstances presently known in the opinion of management, an unfavorable outcome would not materially adversely affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

CNA, along with dozens of other insurance companies, is a defendant in twelve cases, including eleven purported class actions, brought by large policyholders which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In one federal court case, Sandwich Chef of Texas, Inc. v. Reliance National Indemnity Insurance Co., 202 F.R.D. 480 (S.D. Tex. 2001), rev’d, 319 F.3d 205 (5th Cir. 2003), cert. denied, 72 USLW 3235 (U.S. Oct 6, 2003), the United States Court of Appeals for the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Fifth Circuit reversed a decision by the District Court for the Southern District of Texas certifying a multi-state class. The Company intends to vigorously contest these claims. Based on facts and circumstances presently known in the opinion of management an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Asbestos, Environmental Pollution and Mass Tort (APMT) Reserves

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; enactment of national federal legislation to address asbestos claims; a further increase in asbestos and environmental pollution claims which cannot now be anticipated; increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payments that may exhaust underlying umbrella and excess coverages at accelerated rates; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental pollution claims.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

APMT Reserves

	March 31, 2004		December 31, 2003
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)
Gross reserves	$3,262	$801	$3,347	$839
Ceded reserves	(1,550)	(260)	(1,580)	(262)

Net reserves	$1,712	$541	$1,767	$577

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

As of March 31, 2004 and December 31, 2003, CNA carried approximately $1,712 million and $1,767 million of claim and claim adjustment expense reserves, net of reinsurance recoverables for reported and unreported asbestos-related claims. There was $9 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2004 and no asbestos-related net claim and claim adjustment expense development for the same period in 2003. The Company paid asbestos-related claims, net of reinsurance recoveries, of $64 million and $39 million for the three months ended March 31, 2004 and 2003.

Some asbestos-related defendants have asserted that their policies issued by CNA are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 74,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, which even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

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

CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policy holders. A direct action has also been filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed as to CNA because of W.R. Grace’s pending bankruptcy.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Environmental Pollution and Mass Tort

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfunds) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (PRPs). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so and assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,400 cleanup sites have been identified by the Environmental Protection Agency (EPA) and included on its National Priorities List (NPL). State authorities have designated many cleanup sites as well.

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

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003 or in the first quarter of 2004, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

As of March 31, 2004 and December 31, 2003, CNA carried approximately $541 million and $577 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the three months ended March 31, 2004 and 2003. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $36 million and $25 million for the three months ended March 31, 2004 and 2003.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

Net Prior Year Development

Favorable net prior year development of $1 million, including $17 million of unfavorable claim and allocated claim adjustment expense reserve development and $18 million of favorable premium development, was recorded for the three months ended March 31, 2004. Unfavorable net prior year development of $27 million, including $93 million of unfavorable claim and allocated claim adjustment expense reserve development and $66 million of favorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for CNAF were $31,183 million and $31,730 million at March 31, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves for CNAF were $17,190 million and $17,514 million at March 31, 2004 and December 31, 2003.

Unfavorable net prior year development of approximately $47 million was recorded for the three months ended March 31, 2003, related to certain programs written in Excess & Surplus (E&S). One E&S program, covering facilities that provide services to developmentally disabled individuals, accounted for approximately $10 million of the unfavorable net prior year development. The unfavorable net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during the first quarter of 2003, with most of the unfavorable net prior year development from accident years 1999 and 2000. Another E&S program, which accounts for approximately $25 million of E&S unfavorable net prior year development, covers tow truck and ambulance operators in the 2000 and 2001 accident years. The Company expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, the Company ceased writing business under this program. Approximately $12 million of unfavorable net prior year development was recorded during 2003 related to a specific large loss.

Partially offsetting the unfavorable net prior year development in E&S was favorable net prior year development recorded in property lines during 2003. The favorable net prior year development was principally from accident years 2001 and 2002 and was the result of the low number of large losses in recent years.

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

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $50 million and $47 million for the three months ended March 31, 2004 and 2003. The amount subject to interest crediting rates on such contracts was $2,732 million and $2,789 million at March 31, 2004 and December 31, 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

Amounts receivable from reinsurers were $14,829 million and $16,254 million at March 31, 2004 and December 31, 2003. Of these amounts, $642 million and $813 million were billed to reinsurers as of March 31, 2004 and December 31, 2003, as reinsurance contracts generally require payment of claims by the ceding company before the amount can be billed to the reinsurer. The remaining receivable relates to the estimated case and IBNR reserves and future policyholder benefits ceded under reinsurance contracts.

The Company has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $591 million and $573 million at March 31, 2004 and December 31, 2003.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

For the three months ended March 31	Direct	Assumed	Ceded	Net
(In millions)
2004
Property and casualty	$2,643	$78	$863	$1,858
Accident and health	343	16	155	204
Life	240	—	134	106

Total earned premiums	$3,226	$94	$1,152	$2,168

2003
Property and casualty	$2,638	$161	$981	$1,818
Accident and health	389	37	24	402
Life	258	5	102	161

Total earned premiums	$3,285	$203	$1,107	$2,381

Life premiums are primarily from long duration contracts; property and casualty premiums and accident and health premiums are primarily from short duration contracts.

The Company has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. The aggregate limits under both sections of the Aggregate Cover were fully utilized in 2003. Included in the pretax results of operations for the three months ended March 31, 2004 and 2003 are $20 million and $13 million of interest charges from the aggregate cover.

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. During 2003, the aggregate limits under the CCC Cover were fully utilized. Included in the pretax results of operations for the three months ended March 31, 2004 and 2003 is $11 million and $8 million of interest charges from the CCC Cover.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note I. Debt

Debt is composed of the following obligations.

Debt

	March 31,	December 31,
	2004	2003
(In millions)
Variable rate debt:
Credit facility — CNAF, due April 30, 2004	$250	$250
Credit facility — CNA Surety, due September 30, 2005	30	30
Term loan — CNA Surety, due through September 30, 2005	15	20
Senior notes:
6.500%, face amount of $493, due April 15, 2005	492	492
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	69
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Capital leases, 10.400%-11.500%, due through December 31, 2011	33	33
Other debt, 1.000%-6.600%, due through 2019	22	23
Surplus Notes:
CCC Group Surplus Notes, face amount of $46, due February of 2024	46	—
CCC Life Surplus Notes, face amount of $300, due February of 2024	300	—

Total debt	$2,244	$1,904

Short term debt	$264	$263
Long term debt	1,980	1,641

Total debt	$2,244	$1,904

The terms of CNAF’s credit facility requires the Company to maintain certain financial ratios and combined property and casualty company statutory surplus levels. At March 31, 2004 and December 31, 2003, CNAF was in compliance with all restrictive debt covenants. The Company paid the $250 million three-year bank credit facility on April 20, 2004.

The CCC Group and CCC Life surplus notes have 20-year terms and bear interest at LIBOR plus 350 basis points, reset annually. The notes are mandatorily prepayable upon the occurrence of certain events including the sale of the Individual Life Business. CNA plans to seek approval from the insurance regulatory authority for the repayment of the surplus notes purchased in relation to such sale.

On September 30, 2003, CNA Surety, a 64% owned and consolidated subsidiary of CNA, entered into a $50 million credit agreement, which consisted of a $30 million, two-year revolving credit facility and a $20 million two-year term loan, with semi-annual principal payments of $5 million. The credit agreement is an amendment to a $65 million credit agreement, extending the revolving loan termination date from September 30, 2003 to September 30, 2005. The new revolving credit facility was fully utilized at inception.

Under the new credit facility agreement, CNA Surety pays a facility fee of 35.0 basis points on the revolving credit portion of the facility, interest at LIBOR plus 90 basis points, and for utilization greater than 50% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At March 31, 2004, the weighted-average interest rate on the $45 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.6%. Effective January 30, 2003, CNA Surety entered into a swap agreement on the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

term loan portion of the agreement which uses 3-month LIBOR to determine the swap increment. As a result, the effective interest rate on the $15 million in outstanding borrowings on the term loan was 2.76% at March 31, 2004. On the $30 million revolving credit agreement, the effective interest rate at March 31, 2004 was 2.55%.

The combined aggregate maturities for debt at March 31, 2004 are presented in the following table.

Maturity of Debt

(In millions)
2004	$258
2005	536
2006	254
2007	12
2008	354
Thereafter	838
Less original issue discount	(8)

Total	$2,244

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The components of net periodic benefit costs are presented in the following table.

Three months ended March 31	2004	2003
(In millions)
Pension benefits
Service cost	$9	$8
Interest cost on projected benefit obligation	43	36
Expected return on plan assets	(45)	(37)
Prior service cost amortization	1	1
Actuarial loss	7	2

Net periodic pension cost	$15	$10

Postretirement benefits
Service cost	$2	$2
Interest cost on projected benefit obligation	6	5
Prior service cost amortization	(5)	(4)
Actuarial loss	2	1

Net periodic postretirement cost	$5	$4

CNA does not expect any significant revisions to the funding plan as outlined in its Form 10-K filed with the SEC for the year ended December 31, 2003. As previously disclosed, CNA expected to contribute $12 million to its pension plan and $22 million to its postretirement healthcare and life insurance benefit plans in 2004. As of March 31, 2004, $8 million of contributions have been made to its pension plan and $6 million to its postretirement healthcare and life insurance benefit plans. CNA plans to contribute an additional $4 million to its pension plan and $16 million to its postretirement healthcare and life insurance benefit plans during the remainder of 2004.

Note K. Commitments, Contingencies and Guarantees

Commitments and Contingencies

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of March 31, 2004 and December 31, 2003, there were approximately $58 million of outstanding letters of credit.

The Company is obligated to make future payments totaling $311 million for non-cancelable operating leases expiring from 2004 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $48 million in 2004; $60 million in 2005; $50 million in 2006; $41 million in 2007; and $112 million in 2008 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $18 million. Estimated future minimum payments under these contracts are as follows: $13 million in 2004 and $5 million in 2005.

As of March 31, 2004 and December 31, 2003, the Company had committed approximately $137 million and $154 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of March 31, 2004, the Company had commitments to purchase $231 million of various bank loan participations.

In the normal course of investing activities, CCC had committed approximately $51 million as of March 31, 2004 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

During 2002, CNAF sold $750 million of a new issue of preferred stock, designated Series H Cumulative Preferred Issue (Series H Issue), to Loews. The Series H Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of March 31, 2004, the Company has $78 million of undeclared but accumulated dividends.

Guarantees

The Company has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. The Company would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30 million at March 31, 2004.

CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees are approximately $8 million at March 31, 2004.

CCC and CAC are parties to a corporate guarantee whereby CCC agrees to cause CAC to have sufficient cash for the timely payment of claims under certain insurance policies or contracts issued by CAC so long as CAC is owned directly or indirectly by CNAF.

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

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at March 31, 2004 that the Company could be required to pay under this guarantee are approximately $323 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7 million at March 31, 2004.

In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2004, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $580 million.

In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2004, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. The Company has recorded approximately $21 million and $16 million of other liabilities related to these indemnification agreements as of March 31, 2004 and December 31, 2003.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note L. Comprehensive Income (Loss)

Comprehensive income is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)

For the three months ended March 31	2004	2003
(In millions)
Net income (loss)	$(125)	$83

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains arising during the period	461	208
Net unrealized gains/losses at beginning of period included in realized gains (losses) during the period	(284)	116

Net change in unrealized gains/losses on general account investments	177	324
Net change in unrealized gains/losses on separate accounts and other	(63)	16
Foreign currency translation adjustment	16	11
Allocation to participating policyholders’ and minority interests	2	—

Other comprehensive income, before tax	132	351
Deferred income tax expense related to other comprehensive income	(49)	(128)

Other comprehensive income, net of tax	83	223

Total comprehensive income (loss)	$(42)	$306

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note M. Business Segments

As a result of the Company’s decisions to focus on Property and Casualty operations and to exit certain businesses, the Company revised its reportable segment structure in the first quarter of 2004 to reflect changes in its core operations and how it makes business decisions. CNA now manages its property and casualty operations in two operating segments which represent CNA’s core operations: Standard Lines and Specialty Lines. The non-core operations are now managed in Life and Group Non-Core and Corporate and Other Non-Core segments. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S. as well as globally. Specialty Lines provides a broad array of professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. This segment includes the results of the individual life business which is to be sold. Corporate and Other Non-Core primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Re (formerly a stand-alone property and casualty segment). This segment also includes the results related to the centralized adjusting and settlement of APMT claims as well as the results of CNA’s participation in voluntary insurance pools, which are primarily in run-off, and various other non-insurance operations. Prior period segment disclosures have been conformed to the current year presentation.

The changes made to the Company’s reportable segments were as follows: 1) CNA Global (formerly included in Specialty Lines) which consists of marine and global standard lines is now included in Standard Lines; 2) CNA Guaranty and Credit (formerly included in Specialty Lines) is currently in run-off and is now included in the Corporate and Other Non-Core segment; 3) CNA Re is currently in run-off and is also now included in the Corporate and Other Non-Core segment; 4) Group Operations and Life Operations (formerly separate reportable segments) have now been combined into one reportable segment where the run-off of the retained group and life products will be managed; 5) certain run-off life and group operations formerly included in the Corporate and Other segment are now included in the Life and Group Non-Core segment.

The Company manages most of its assets on a legal entity basis, while segment operations are conducted across legal entities. As such, only reinsurance and insurance receivables, insurance reserves and deferred acquisition costs are readily identifiable for each individual segment. Distinct investment portfolios are not maintained for each segment; accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and realized investment gains or losses are allocated primarily based on each segment’s net carried insurance reserves, as adjusted.

Income taxes have been allocated on the basis of the taxable income of the segments.

In the following tables, certain GAAP and non-GAAP financial measures are presented to provide information used by management to monitor the Company’s operating performance. Management utilizes various financial measures to monitor the Company’s insurance operations and investment portfolio. Net operating income, which is derived from certain income statement amounts, is considered a non-GAAP financial measure and is used by management to monitor performance of the Company’s insurance operations. The Company’s investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions related to the sale or impairment of investments that produce realized gains and losses. Net realized investment gains and losses, which are comprised of after-tax realized investment gains and losses net of participating policyholders’ and minority interests, are a non-GAAP financial measure.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) gains or losses from discontinued operations and 3) cumulative effects of changes in accounting principles. In the calculation of net operating income, management excludes after-tax net realized investment gains or losses because net realized investment gains or losses related to the Company’s investment portfolio are largely discretionary, except for losses related to other-than-temporary impairments, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in insurance operations.

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

While management uses various non-GAAP financial measures to monitor various aspects of the Company’s performance, relying on any measure other than net income (loss), which is the most directly comparable GAAP measure to net operating income and realized gains and losses, is not a complete representation of financial performance. Management believes that its process of evaluating performance through the use of these non-GAAP financial measures provides a basis for understanding the operations and the impact on net income (loss) as a whole. Management also believes that investors find these non-GAAP financial measures described above useful to help interpret the underlying trends and performance, as well as to provide visibility into the significant components of net income (loss).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
For the three months ended	Standard	Specialty	Life and Group	and Other
March 31, 2004	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
(In millions)
Net earned premiums	$1,258	$529	$326	$76	$(21)	$2,168
Net investment income	138	62	206	67	—	473
Other revenues	40	25	34	7	(24)	82

Total operating revenues	1,436	616	566	150	(45)	2,723
Claims, benefits and expenses	1,286	503	542	152	(45)	2,438

Operating income (loss) before income tax and minority interest	150	113	24	(2)	—	285
Income tax (expense) benefit on operating income	(34)	(34)	(5)	2	—	(71)
Minority interest	(2)	(4)	—	—	—	(6)

Net operating income	114	75	19	—	—	208
Realized investment gains (losses), net of participating policyholders’ and minority interests	57	20	(562)	27	—	(458)
Income tax (expense) benefit on realized investment gains (losses)	(19)	(7)	161	(10)	—	125

Net income (loss)	$152	$88	$(382)	$17	$—	$(125)

As of March 31, 2004
(In millions)
Reinsurance receivables	$5,382	$1,498	$1,850	$6,099	—	$14,829
Insurance receivables	2,365	386	211	160	—	3,122
Insurance reserves:
Claim and claim adjustment expense	$14,134	$4,287	$3,460	$9,302	$—	$31,183
Unearned premiums	2,301	1,594	164	786	(12)	4,833
Future policy benefits	—	—	4,503	—	—	4,503
Policyholders’ funds	76	—	1,777	—	—	1,853
Deferred acquisition costs	$507	$266	$556	$16	$—	$1,345

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
For the three months ended	Standard	Specialty	Life and Group	and Other
March 31, 2003	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
(In millions)
Net earned premiums	$1,219	$428	$586	$175	$(27)	$2,381
Net investment income	129	49	203	51	—	432
Other revenues	71	17	41	12	(33)	108

Total operating revenues	1,419	494	830	238	(60)	2,921
Claims, benefits and expenses	1,369	420	787	225	(60)	2,741

Operating income before income tax and minority interest	50	74	43	13	—	180
Income tax expense on operating income	(5)	(24)	(14)	(2)	—	(45)
Minority interest	(1)	(2)	—	—	—	(3)

Net operating income	44	48	29	11	—	132
Realized investment gains (losses), net of participating policyholders’ and minority interests	7	3	(104)	18	—	(76)
Income tax (expense) benefit on realized investment gains (losses)	(4)	(1)	36	(4)	—	27

Net income (loss)	$47	$50	$(39)	$25	$—	$83

As of December 31, 2003
(In millions)
Reinsurance receivables	$5,508	$1,497	$2,999	$6,250	$—	$16,254
Insurance receivables	2,246	320	282	222	—	3,070
Insurance reserves:
Claim and claim adjustment expense	$14,282	$4,200	$3,576	$9,672	$—	$31,730
Unearned premiums	2,267	1,480	153	991	—	4,891
Future policy benefits	—	—	8,161	—	—	8,161
Policyholders’ funds	79	3	522	(3)	—	601
Deferred acquisition costs	$499	$257	$1,745	$32	$—	$2,533

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The following table provides revenue by line of business for each reportable segment.

Revenue by Line of Business

For the three months ended March 31	2004	2003
(In millions)
Standard Lines
Property	$165	$158
Casualty	1,100	1,075
CNA Global	228	193

Standard Lines revenue	1,493	1,426

Specialty Lines
Professional Liability Insurance (CNA Pro)	476	354
Surety	87	80
Warranty	73	63

Specialty Lines revenue	636	497

Life and Group Non-Core
Life & Annuity	(291)	172
Health	264	513
Other	31	41

Life and Group Non-Core revenue	4	726

Corporate and Other Non-Core
CNA Re	103	187
Other	74	69

Corporate and Other Non-Core revenue	177	256

Eliminations	(45)	(60)

Total revenue	$2,265	$2,845

Note N. Personal Insurance Transaction

As part of the sale of CNA’s personal insurance business to The Allstate Corporation on October 1, 1999, the Company shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1 billion at the date of sale. The Company’s remaining obligation with respect to indemnity and allocated claim adjustment expense reserves, valued as of October 1, 2003, was settled in March of 2004 and the sharing agreement was terminated. This settlement did not have a material impact on the results of operations of the Company for the three months ended March 31, 2004.

Note O. Related Party Transactions

CNA reimburses Loews, or pays directly to Loews employees, approximately $18 million annually for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

CNA and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. For the three months ended March 31, 2004 and 2003, CNA received from Loews $86 million and $62 million related to federal income taxes.

CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten year term and are secured by the stock purchased. The balance of the loans as of March 31, 2004 exceeds the related common stock collateral by $31 million.

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

In March of 2003, CNAF purchased the contractor’s outstanding bank debt for $16 million. The contractor purchased the bank debt and retired it, with $11 million of the purchase price being funded under the new credit facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor’s benefit. Of these letters of credit, a replacement due to expire in August of 2004 remains in the amount of $3 million. Any CNAF reimbursements for draws upon the banks’ letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility. As of March 31, 2004 the aggregate amount of outstanding principal and accrued interest under the credit facility was $64 million, net of participation by Loews in the amount of $26 million, including accrued interest.

As of March 31, 2004, the credit facility was amended to provide for calculating the amount available for borrowing without regard to approximately $1.1 million representing accrued interest on a bridge loan provided by CNAF that became a borrowing under the facility; the elimination of a reduction in CNAF’s commitment upon receipt by the contractor of certain claim proceeds; and an increase in the monthly compensation limits for the contractor’s principals. In connection with the amendment, the principals and an affiliate contributed $5 million in the aggregate to the contractor’s capital by forgiving certain of the contractor’s indebtedness.

The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards. Any losses to

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

CNA Surety arising from bonds issued to the contractor or assumed are excluded from CNA Surety’s $40 million excess of $20 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level. Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20 million per bond. For bonds written subsequent to November 1, 2003, CNA Surety’s exposure is limited to $14.5 million per bond subject to an aggregate limit of $150 million under all facultative insurance coverage and two excess of loss treaties between CNA Surety and CCC. Both excess of loss contracts are effective January 1, 2004. The first excess of loss contract, $40 million excess of $60 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50 million excess of $100 million, provides CNA Surety with coverage for the national contractor as well as other CNA Surety risks.

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

CNA Surety Corporation

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of March 31, 2004 and December 31, 2003.

Effective October 1, 2002, CCC provided an excess of loss protection for new and renewal bonds for CNA Surety for each principal exposures that exceed $60 million since October 1, 2002 in two parts — a) $40 million excess of $60 million and b) $50 million excess of $100 million for CNA Surety. Effective January 1, 2004, this contract was commuted and CCC paid CNA Surety $11 million in return premium in the first quarter of 2004 based on experience under the contract. Effective October 1, 2003, CCC entered into a $3 million excess of $12 million reinsurance contract with CNA Surety. The reinsurance premium for the coverage provided by the $3 million excess of $12 million contract is $0.3 million plus, if applicable, additional premium based on paid losses. This contract expires on December 31, 2004.

Note P. Statutory Accounting Practices

CNA’s insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities which vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the Department), may be paid only from earn surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2004, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary dividend capacity in the amount of approximately $312 million to be used to fund the CNAF’s 2004 debt service and principal repayment requirements.

Statutory Information

	Statutory Capital and Surplus		Statutory Net Income (Loss) (a)
			Three months ended March 31
	March 31, 2004	December 31, 2003	2004	2003
(In millions)
Property and casualty companies	$6,606	$6,170	176	59
Life and group insurance companies	719	707	303	(91)

(a) Statutory Net Income (loss) includes the life insurance subsidiaries in 2004, and the life and group insurance subsidiaries in 2003.

Note Q. Assets and Liabilities Related to Businesses Held for Sale

In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re for approximately $700 million. The business sold includes term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses are excluded from the sale. Additionally, CNA’s Nashville, Tennessee insurance servicing and administration building will be acquired by Swiss Re as part of the sale. The transaction which is subject to certain customary closing conditions, is expected to be completed on April 30, 2004.

As a result of the pending sale, CNA has classified the assets and liabilities of the individual life insurance business including the Nashville, Tennessee, insurance servicing and administration building, as held for sale at March 31, 2004. As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the book values of these assets and liabilities are now reflected as Assets Related to Businesses Held for Sale and Liabilities Related to Businesses Held for Sale on the Condensed Consolidated Balance Sheet at March 31, 2004. Upon classification of this asset group as held for sale, the Company performed an assessment to determine whether there was any impairment. Based on the terms of the sale agreement, the Company recorded an impairment charge of $569 million pretax to write-down the assets related to businesses held for sale to their individual estimated fair values less costs to sell. This impairment charge is recorded as Realized Investment Losses, net of participating policyholders’ and minority interests on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2004.

Additionally, in connection with CNA’s decision to focus on its property and casualty business, CNA has initiated a plan to sell CNA Trust, its limited operations bank located in Costa Mesa, California, which provides full trustee and pension third-party administrative services to the under 500 employer market. Accordingly, the assets and liabilities related to CNA Trust have been classified as Assets Related to Businesses Held for Sale and Liabilities Related to Businesses Held for Sale on the Condensed Consolidated Balance Sheet at March 31, 2004. The estimated fair value of the business less costs to sell exceeds the value of CNA Trust, and therefore no impairment charge was recorded.

The following table provides the components of the assets and liabilities held for sale.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

March 31, 2004	Individual Life	CNA Trust	Total
(In millions)
Investments
Fixed maturity securities, available-for-sale	$3,509	$192	$3,701
Equity securities	13	—	13
Mortgage loans and other	172	—	172
Short term investments, available-for-sale	221	13	234

Total investments	3,915	205	4,120
Cash	2	7	9
Reinsurance receivables	1,176	—	1,176
Accrued investment income	47	4	51
Deferred acquisition costs	502	—	502
Property & Equipment	20	2	22
Separate account assets	411	—	411

Total assets related to businesses held for sale	6,073	218	6,291

Insurance reserves	4,600	—	4,600
Reinsurance balances payable	32	—	32
Deferred income taxes	72	3	75
Other liabilities	171	182	353
Separate account liabilities	411	—	411

Total liabilities related to businesses held for sale	$5,286	$185	$5,471

The assets and liabilities of the individual life business were $6.6 billion and $5.4 billion at December 31, 2003. The revenues of the individual life business were $158 million and $160 million for the three months ended March 31, 2004 and 2003. The net income for this business was $9 million for the three months ended March 31, 2004 and the net loss was $17 million for the three months ended March 31, 2003.

The assets and liabilities of CNA Trust were $216 million and $184 million at December 31, 2003. The revenues of CNA Trust were $6 million and $7 million for the three months ended March 31, 2004 and 2003. Net income for this business was $0.3 million for each of the three months ended March 31, 2004 and 2003.

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

Loews Corporation (Loews) owned approximately 90% of the outstanding common stock and 100% of the Series H and Series I preferred stock of CNAF as of March 31, 2004. Conversion of the Series I preferred stock into approximately 32.3 million shares of CNAF common stock occurred on April 20, 2004, as a result of which Loews owns 91% of CNAF’s approximately 255.9 million outstanding shares of common stock. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1.

CONSOLIDATED OPERATIONS

During 2003, CNA completed a strategic review of its operations and decided to concentrate its efforts on the property and casualty business. As a result of this review, and several significant charges in 2003, a capital plan was developed to replenish the statutory capital of the property and casualty subsidiaries. A summary of the capital plan, related actions, and other significant 2003 business decisions is discussed below:

Sale of Group Benefits Business

On December 31, 2003, CNA completed the sale of the majority of its Group Benefits business. The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. Consideration from the sale was approximately $530 million, resulting in an after-tax realized investment loss on the sale of $130 million during 2003.

Sale of Individual Life Business

In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business for approximately $700 million. The business sold includes term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses are excluded from the sale. Additionally, the Nashville, Tennessee insurance servicing and administration building will be transferred as part of the sale. The transaction is expected to be completed on April 30, 2004, subject to certain customary closing conditions. As a result of the pending sale, CNA classified the assets and liabilities of its individual life insurance business, including the Nashville, Tennessee insurance servicing and administration building, as Assets Related to Businesses Held for Sale and Liabilities Related to Businesses Held for Sale in the Condensed Consolidated Balance Sheets. See Note Q to the Condensed Consolidated Financial Statements in Item 1 for further discussion.

Assumed Reinsurance Renewal Rights Sale

During 2003, the Company sold the renewal rights for most of the treaty business of CNA Re and withdrew from the assumed reinsurance business. CNA will manage the run-off of its retained liabilities.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Expense Initiatives

The Group Benefits business, individual life and annuity insurance business and CNA Re absorbed approximately $150 million of the total shared corporate overhead expenses that are allocated to all of CNA’s businesses. The Company expects that the 2004 consolidated net operating results will include approximately $35 million after-tax of losses for these three businesses, largely due to these corporate overhead expenses. This amount has been revised from the $50 million loss guidance that was previously disclosed primarily because of the impact of the individual life impairment loss and favorable mortality and investment results in the first quarter of 2004. The 2003 expense initiative, discussed below did not contemplate the sale or exit of these businesses, and therefore the savings from this initiative will be partially offset by these expenses. The Company is evaluating its corporate expense structure and anticipates taking actions in 2004 that will reduce these expenses.

The primary components of the 2003 expense initiative were a reduction of the workforce by approximately five percent, lower commissions and other acquisition costs, principally related to workers compensation and, reduced spending in other areas. As of December 31, 2003, the Company has achieved the targeted workforce reduction. Actions related to reducing commissions and other acquisition expenses began in 2003 and will continue through 2004.

Loews

The capital plan consists of the November of 2003 sale of $750 million of a new series of CNA convertible preferred stock to Loews. The preferred stock converted into 32,327,015 shares of CNAF common stock on April 20, 2004. Additionally, the capital plan included a commitment from Loews for additional capital support of up to $500 million by February 27, 2004 through the purchase of surplus notes of Continental Casualty Company (CCC), CNA’s principal insurance subsidiary, in the event certain additions to CCC’s statutory capital were not achieved through asset sales. Loews also committed up to an additional $150 million, in a form to be determined, to support the statutory capital of CCC in the event of additional shortfalls in relation to business and asset sales. In accordance with such commitments, in February of 2004, Loews purchased $46 million of surplus notes from CCC, in relation to the sale of CNA’s Group Benefits business, and also purchased $300 million of additional surplus notes of CCC in relation to the planned sale of CNA’s individual life business, discussed above. CNA has estimated that the sale of the individual life business will result in an addition to statutory capital of approximately $500 million. Following the consummation of the individual life sale, CNA plans to seek approval from the insurance regulatory authority for the repayment of the surplus notes purchased in relation to such sale. The Company believes that it will not require any additional capital support pursuant to the capital plan.

Revised Business Segment Reporting

As a result of the strategic review and other actions described above, CNA has changed how it manages its core operations and makes business decisions. Accordingly, the Company has revised its reportable business segment structure to reflect these changes.

CNA now manages its property and casualty operations in two operating segments which represent CNA’s core operations: Standard Lines and Specialty Lines. The non-core operations are now managed in the Life and Group Non-Core and Corporate and Other Non-Core segments. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S., as well as globally. Specialty

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Lines provides a broad array of professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. This segment includes the results of the individual life business which is to be sold. Corporate and Other Non-Core includes the results of certain property and casualty lines of business placed in run-off, including CNA Re (formerly a stand-alone property and casualty segment). This segment also includes the results related to the centralized adjusting and settlement of Asbestos, Environment Pollution and Mass Tort (APMT) claims as well as the results of CNA’s participation in voluntary insurance pools, which are primarily in run-off, and various other non-insurance operations. Prior period segment disclosures have been conformed to the current year presentation.

The changes made to the Company’s reportable segments were as follows: 1) CNA Global (formerly included in Specialty Lines) which consists of marine and global standard lines is now included in Standard Lines; 2) CNA Guaranty and Credit (formerly included in Specialty Lines) is currently in run-off and is now included in the Corporate and Other Non-Core segment; 3) CNA Re is currently in run-off and is also now included in the Corporate and Other Non-Core segment; 4) Group Operations and Life Operations (formerly separate reportable segments) have now been combined into one reportable segment where the run-off of the retained group and life products will be managed; 5) certain run-off life and group operations formerly included in the Corporate and Other segment are now included in the Life and Group Non-Core segment.

Throughout this Management’s Discussion and Analysis (MD&A), the results of operations include discussion and results for all of CNA’s businesses, including those sold or exited as described above. The following tables provide information about CNA’s results of operations for the retained and sold businesses for the three months ended March 31, 2004 and 2003.

				Corporate
	Standard	Specialty	Life and Group	and Other
Consolidated Net Income (Loss)	Lines	Lines	Non-Core	Non-Core (b)	Total
(Period ended March 31, 2004)
Net results of businesses retained	$152	$88	$16	$17	$273
Net results of businesses sold (a)	—	—	(398)	—	(398)

Total consolidated net income (loss)	$152	$88	$(382)	$17	$(125)

				Corporate
	Standard	Specialty	Life and Group	and Other
Net Earned Premiums	Lines	Lines	Non-Core	Non-Core (b)	Total
(Period ended March 31, 2004)
Net earned premiums of businesses retained	$1,258	$529	$221	$55	$2,063
Net earned premiums of businesses sold (a)	—	—	105	—	105

Total net earned premiums	$1,258	$529	$326	$55	$2,168

(a)	Includes the Group Benefits business sold on December 31, 2003 and the business covered under the February of 2004 definitive agreement to sell the individual life business. An impairment charge of $406 million after-tax was recorded for the individual life business.

(b)	Includes $21 million of Net Income and $73 million of Net Earned Premium from CNA Re, which is in run-off.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

				Corporate
	Standard	Specialty	Life and Group	and Other
Consolidated Net Income (Loss)	Lines	Lines	Non-Core	Non-Core (b)	Total
(Period ended March 31, 2003)
Net results of businesses retained	$47	$50	$(19)	$25	$103
Net results of businesses sold (a)	—	—	(20)	—	(20)

Total consolidated net income (loss)	$47	$50	$(39)	$25	$83

				Corporate
	Standard	Specialty	Life and Group	and Other
Net Earned Premiums	Lines	Lines	Non-Core	Non-Core (b)	Total
(Period ended March 31, 2003)
Net earned premiums of businesses retained	$1,219	$428	$223	$148	$2,018
Net earned premiums of businesses sold (a)	—	—	363	—	363

Total net earned premiums	$1,219	$428	$586	$148	$2,381

(a)	Includes the Group Benefits business sold on December 31, 2003 and the business covered under the February of 2004 definitive agreement to sell the individual life business.

(b)	Includes $34 million of Net Income and $153 million of Net Earned Premium from CNA Re, which is in run-off.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following table includes the consolidated results of operations. For more detailed components of CNA’s business operations, see the segment discussions within this MD&A.

For the three months ended March 31	2004	2003
(In millions, except per share data)
Revenues
Net earned premiums	$2,168	$2,381
Net investment income	473	432
Realized investment losses, net of participating policyholders’ and minority interests	(458)	(76)
Other revenues	82	108

Total revenues	2,265	2,845

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,620	1,870
Amortization of deferred acquisition costs	433	458
Other operating expenses	350	379
Interest	35	34

Total claims, benefits and expenses	2,438	2,741

Income (loss) before income tax and minority interest	(173)	104
Income tax (expense) benefit	54	(18)
Minority interest	(6)	(3)

Net income (loss)	$(125)	$83

Basic and Diluted Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share available to common stockholders	$(0.55)	$0.30

Weighted average outstanding common stock and common stock equivalents	255.9	223.6

Three Month Comparison

Net results decreased $208 million for the three months ended March 31, 2004 as compared with the same period in 2003. The decrease in net results related to increased net realized investment losses, due to an estimated after-tax impairment loss of $406 million ($569 million pretax) related to the pending sale of CNA’s individual life insurance business. This decline was partially offset by improved underwriting results from the property and casualty segments, improved net investment income and net realized investment gains on the sale of core fixed maturity securities.

Net realized investment losses were $333 million and $49 million after-tax for the three months ended March 31, 2004 and 2003, or a decrease in net realized investment results of $284 million after-tax. The investment losses in 2004 were primarily driven by an after-tax impairment loss of $406 million ($569 million pretax) related to the pending sale of CNA’s individual life insurance business partially offset by realized investment gains on fixed maturity securities. The investment losses in 2003 were primarily driven by impairment losses for the other-than-temporary declines in fair market values for fixed maturity and equity securities, offset partially by net realized gains on fixed maturity securities. The impairment losses recorded in 2003 were primarily for securities in certain market sectors, including the airline, healthcare and energy industries.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net earned premiums decreased $213 million for the three months ended March 31, 2004 as compared with the same period in 2003. The decrease in net earned premiums was due primarily to reduced premium from the Life and Group businesses as well as CNA Re because of the decisions made in 2003 to focus on the property and casualty business. Partially offsetting these items were rate increases and new business in Standard and Specialty Lines.

Favorable net prior year development of $1 million was recorded for the three months ended March 31, 2004, including $17 million of unfavorable claim and allocated claim adjustment expense reserve development and $18 million of favorable premium development. Unfavorable net prior year development of $27 million, including $93 million of unfavorable claim and allocated claim adjustment expense reserve development and $66 million of favorable premium development, was recorded for the same period in 2003.

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

The accounting estimates discussed below are considered by management to be critical to an understanding of CNA’s Condensed Consolidated Financial Statements as their application places the most significant demands on management’s judgment. Note A of the Consolidated Financial Statements included under Item 8 of the Company’s Form 10-K for the year ended December 31, 2003 should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and have a material adverse impact on the Company’s results of operations or equity.

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity, as well as assumptions about expected investment returns. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals for prior accident years are defined as development within this MD&A. These changes can be favorable or unfavorable. The inherent risks associated with the reserving process are discussed in Reserves — Estimates and Uncertainties section below.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Reinsurance

Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Condensed Consolidated Balance Sheets. The ceding of insurance does not discharge the primary liability of the Company. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. Further information on reinsurance is provided in the Reinsurance section below.

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

Individual Long Term Care Products

The Company’s reserves and deferred acquisition costs for its individual long term care product offerings are based on certain assumptions including morbidity, policy persistency and interest rates. Actual experience may differ from these assumptions. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors including potential future premium increases and future health care cost trends. The results of operations and/or equity may be materially adversely affected if actual experience varies significantly from these assumptions.

Legal Proceedings

The Company is involved in various legal proceedings that have arisen during the ordinary course of business. The Company evaluates the facts and circumstances of each situation, and when the Company determines it necessary, a liability is estimated and recorded. Further information on the Company’s legal proceedings and related contingent liabilities is provided in Notes F and G of the Condensed Consolidated Financial Statements included under Item 1.

Loans to National Contractor

CNAF has made loans through a credit facility provided to a national contractor to whom CNA Surety Corporation (CNA Surety) provides significant amounts of surety bond insurance coverage. As of March 31, 2004, the aggregate amount of outstanding principal and accrued interest under the credit facility was $64 million net of a participation by Loews in the amount of $26 million, including accrued interest. The credit facility was established to help the contractor meet its liquidity needs. The contractor has initiated restructuring efforts to reduce costs and improve cash flow and is attempting to develop additional

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

sources of funds. In this regard the contractor is negotiating with another lender the terms of a potential facility for borrowings and letters of credit, under which CNAF would at its discretion provide collateral. Based on the contractor’s restructuring efforts to date, the Company estimates that amounts due under the credit facility are collectible. Therefore, no valuation allowance has been established. Further information on this credit agreement is provided in Note O of the Condensed Consolidated Financial Statements included under Item 1, and the Liquidity and Capital Resources section below.

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

Due to the factors described above, among others, establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of management. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, the Company may be required to record material changes in its claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the APMT Reserves section of this MD&A for additional information relating to APMT claims and reserves.

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

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $50 million and $47 million for the three months ended March 31, 2004 and 2003. The amount subject to interest crediting rates on such contracts was $2,732 million and $2,789 million at March 31, 2004 and December 31, 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Amounts receivable from reinsurers were $14,829 million and $16,254 million at March 31, 2004 and December 31, 2003. Of these amounts, $642 million and $813 million were billed to reinsurers as of March 31, 2004 and December 31, 2003, as reinsurance contracts generally require payment of claims by the ceding company before the amount can be billed to the reinsurer. The remaining receivable relates to the estimated case and incurred but not reported (IBNR) reserves and future policyholder benefits ceded under reinsurance contracts.

In certain circumstances, including significant deterioration of a reinsurer’s financial strength ratings, the Company may engage in commutation discussions with individual reinsurers. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations could have an adverse material impact on the Company’s results of operations.

The Company has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $591 million and $573 million at March 31, 2004 and December 31, 2003. While the Company believes the allowance for doubtful accounts is adequate based on existing collateral and information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on CNA’s results of operations and equity.

The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances.

The Company has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. The aggregate limits under both sections of the Aggregate Cover have been fully utilized through 2003. Included in the pretax results of operations for the three months ended March 31, 2004 and 2003 was $20 million and $13 million of interest charges from the Aggregate Cover.

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. If the aggregate loss ratio would exceed these certain thresholds, then additional interest charges on funds withheld would be approximately $29 million in 2004. During 2003, the aggregate limits under the CCC

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Cover were fully utilized. Included in the pretax results of operations for the three months ended March 31, 2004 and 2003 was $11 million and $8 million of interest charges from the CCC Cover.

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

Restructuring

As discussed in the Company’s 2003 Form 10-K, the Company continues to manage the liabilities from two separate restructuring plans. The first plan related to the Company’s Information Technology operations (the IT Plan). The second plan related to restructuring the property and casualty segments and the former Life Operations, discontinuation of the variable life and annuity business and consolidation of real estate locations (the 2001 Plan).

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

No restructuring and other related charges related to the IT Plan were incurred for the three months ended March 31, 2004 and 2003. During the first three months of 2004, $1 million in payments were charged against the liability. As of March 31, 2004, the accrued liability relating to employee termination and related benefit costs was $3 million. The remaining accrual is expected to be paid through 2004.

No restructuring and other related charges related to the 2001 Plan were incurred for the three months ended March 31, 2004 and 2003. During the first three months of 2004, $4 million in payments for lease termination costs were charged against the liability. As of March 31, 2004, the accrued liability, relating primarily to lease termination costs, was $16 million. Of the remaining accrual, approximately $5 million is expected to be paid in 2004.

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

While management uses various non-GAAP financial measures to monitor various aspects of the Company’s performance, relying on any measure other than net income (loss), which is the most directly comparable GAAP measure to underwriting results and realized gains and losses, is not a complete representation of financial performance. Management believes that its process of evaluating performance through the use of these non-GAAP financial measures provides a basis for understanding the operations and the impact to net income (loss) as a whole. Management also believes that investors find these non-GAAP financial measures described above useful to help interpret the underlying trends and performance, as well as to provide visibility into the significant components of net income (loss).

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Throughout this MD&A, certain business segment results are discussed using underwriting results, which as described above is a non-GAAP measure. The following reconciliation provides the differences between Underwriting Income (Loss) and Net Income.

Reconciliation of Underwriting Income (Loss) to Net Income

Three months ended	Standard	Specialty	Corporate and
March 31, 2004	Lines	Lines	Other Non-Core
(In millions)
Underwriting income (loss)	$3	$53	$(30)
Net investment income	138	62	67
Other revenues	40	25	(17)
Other expenses	(31)	(27)	(22)

Income (loss) before income tax (expense) benefit, minority interest and net realized investment gains (losses)	150	113	(2)
Income tax (expense) benefit	(34)	(34)	2
Minority interest	(2)	(4)	—

Income (loss) before net realized investment gains	114	75	—
Realized investment gains, net of participating policyholders’ and minority interest	57	20	27
Income tax expense on realized investment gains	(19)	(7)	(10)

Net income	$152	$88	$17

Reconciliation of Underwriting Income (Loss) to Net Income

Three months ended	Standard	Specialty	Corporate and
March 31, 2003	Lines	Lines	Other Non-Core
(In millions)
Underwriting income (loss)	$(87)	$21	$(14)
Net investment income	129	49	51
Other revenues	71	17	(21)
Other expenses	(63)	(13)	(3)

Income before income tax expense, minority interest and net realized investment gains (losses)	50	74	13
Income tax expense	(5)	(24)	(2)
Minority interest	(1)	(2)	—

Income before net realized investment gains (losses)	44	48	11
Realized investment gains , net of participating policyholders’ and minority interest	7	3	18
Income tax expense benefit on realized investment gains	(4)	(1)	(4)

Net income	$47	$50	$25

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

SEGMENT RESULTS

The following discusses the results of operations for the Company’s operating segments. Prior period segment disclosures have been presented in conformity with the revised segment classification.

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

CNA Global (formerly included in Specialty Lines), which consists of marine and global standard lines, was combined into Standard Lines in the new segment presentation.

Standard Lines now includes Property and Casualty and CNA Global.

Property provides standard and excess property coverage, as well as boiler & machinery to a wide range of businesses.

Casualty provides standard casualty insurance products such as workers compensation, general and product liability, and commercial auto coverage through traditional and advanced financial risk products to a wide range of businesses. The majority of Casualty customers are small and middle-market businesses, with less than $1 million in annual insurance premiums. Most insurance programs are provided on a guaranteed cost basis; however, Casualty has the capability to offer specialized, loss-sensitive insurance programs to those customers viewed as higher risk and less predictable in exposure.

Excess & Surplus (E&S) is included in Casualty. E&S provides specialized insurance and other financial products for selected commercial risks on both an individual customer and program basis. Customers insured by E&S are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. E&S’s products are distributed throughout the United States through specialist producers, program agents, and P&C’s agents and brokers. E&S has specialized underwriting and claim resources in Chicago, New York, Denver and Columbus.

Property and Casualty’s field structure consists of 33 branch locations across the country organized into 5 regions. Each branch provides the marketing, underwriting and risk control expertise on the entire portfolio of products. In addition, these branches provide streamlined claim services utilizing the same regional structure. The Centralized Processing Operation for small and middle-market customers, located in Maitland, Florida, handles policy processing and accounting, and also acts as a call center to optimize customer service. Also, Standard Lines, primarily through a wholly owned subsidiary, ClaimPlus, Inc., a third party administrator, began providing total risk management services relating to claim services, risk control, cost management and information services to the large commercial insurance marketplace in 2003.

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

The following table summarizes the results of operations for Standard Lines.

Results of Operations

For the three months ended March 31	2004	2003
(In millions)
Net written premiums	$1,265	$1,273
Net earned premiums	1,258	1,219
Underwriting income (loss)	3	(87)
Income before net realized investment gains	114	44
Net realized investment gains	38	3
Net income	152	47
Ratios
Loss and loss adjustment expense	65.5%	73.3%
Expense	33.5	32.7
Dividend	0.7	1.2

Combined	99.7%	107.2%

Three Month Comparison

Net income increased $105 million for the three months ended March 31, 2004 as compared with the same period in 2003. This improvement was driven by improved underwriting results, and increased net realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized investment gains.

Net written premiums for Standard Lines decreased $8 million for the three months ended March 31, 2004 as compared with the same period in 2003. Net earned premiums increased $39 million for the three months ended March 31, 2004 as compared with the same period in 2003. This improvement in earned premium was primarily driven by increased rate and retention across most property and casualty lines of business partially offset by decreased net earned premium from an E&S program covering facilities which provide services to developmentally disabled individuals.

Standard Lines averaged rate increases of 6-7% and 20% for the three months ended March 31, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 74% and 71% were achieved for those contracts that were up for renewal. Competitive market pressures are expected to contribute to the moderation in rate increases as the property and casualty market pricing continues to soften.

Underwriting results improved by $90 million and the combined ratio decreased 7.5 points for the three months ended March 31, 2004 as compared with the same period in 2003. The loss ratio decreased 7.8 points due to improvement in the current net accident year loss ratio and decreased unfavorable net prior year development of $45 million. Favorable net prior year development of $18 million was recorded for the three months ended March 31, 2004, including $2 million of favorable claim and allocated claim adjustment expense reserve development and $16 million of favorable premium development. Unfavorable net prior year development of $27 million, including $68 million of unfavorable claim and

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

allocated claim adjustment expense reserve development and $41 million of favorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for Standard Lines were $14,134 million and $14,282 million at March 31, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $8,903 million and $8,967 million at March 31, 2004 and December 31, 2003.

The expense ratio increased 0.8 points primarily due to an increase in the bad debt provision for insurance receivables of $15 million. The increase in the bad debt provision for insurance receivables was primarily the result of continued deterioration of Professional Employer Organization (PEO) accounts as well as certain accounts that were turned over to third parties for collection during 2003. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003, but Standard Lines continues to have credit risk related to its PEO related receivables. Partially offsetting this increase was lower underwriting expenses.

SPECIALTY LINES

Business Overview

Specialty Lines provides professional, financial and specialty property and casualty products and services through a network of brokers, managing general underwriters and independent agencies. Specialty Lines provides solutions for managing the risks of its clients, including architects, engineers, lawyers, healthcare professionals, financial intermediaries and corporate directors and officers. Product offerings also include surety and fidelity bonds and vehicle and equipment warranty services.

Specialty Lines includes the following business groups: Professional Liability Insurance, Surety and Warranty.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Warranty provides warranty service contracts that protect individuals and businesses from the financial burden associated with breakdown, under-performance or maintenance of a product. Warranty’s business activities are primarily performed through a wholly owned subsidiary, CNA National Warranty Corporation, which sells vehicle service contracts in the United States and Canada.

The following table summarizes the results of operations for Specialty Lines.

Results of Operations

For the three months ended March 31	2004	2003
(In millions)
Net written premiums	$581	$476
Net earned premiums	529	428
Underwriting income	53	21
Income before net realized investment gains	75	48
Net realized investment gains	13	2
Net income	88	50
Ratios
Loss and loss adjustment expense	63.1%	66.3%
Expense	26.4	28.6
Dividend	0.4	0.1

Combined	89.9%	95.0%

Three Month Comparison

Net income increased $38 million for the three months ended March 31, 2004 as compared with the same period in 2003. This improvement was driven primarily by improved underwriting results, increased net investment income, and increased net realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized gains.

Net written premiums for Specialty Lines increased $105 million and net earned premiums increased $101 million for the three months ended March 31, 2004 as compared with the same period in 2003. These increases were driven by production of new business and continuing significant rate increases in the professional liability lines of business.

Specialty Lines averaged rate increases of 13% and 38% for the three months ended March 31, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 83% and 79% were achieved for those contracts that were up for renewal. CNA expects that rate increases will moderate as competition for premiums increases in these lines of business.

Underwriting results improved by $32 million and the combined ratio decreased 5.1 points for the three months ended March 31, 2004 as compared with the same period in 2003. The loss ratio decreased 3.2 points due principally to improvement in the current net accident year loss ratio. Unfavorable net prior year development was not significant for the three months ended March 31, 2004. Favorable net prior year development of $12 million, including $2 million of favorable claim and allocated claim adjustment expense development and $10 million of favorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for Specialty Lines were $4,287 million and $4,200 million at March 31, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $2,976 million and $2,919 million at March 31, 2004 and December 31, 2003.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The expense ratio decreased 2.2 points due primarily to the significant increase in the net earned premium base and lower expenses as a result of the 2003 expense initiative.

LIFE AND GROUP NON-CORE

Business Overview

Group Operations and Life Operations (formerly separate reportable segments) have now been combined into one reportable segment where the operating results from the run-off of the retained group and life products will be reported as Life and Group Non-Core. Additionally, certain run-off life and group operations including group reinsurance are now included in the Life and Group Non-Core segment. The segment results include the results of the individual life business anticipated to be sold.

Life and Group Non-Core includes the following lines of business: Life & Annuity, Health and Other.

Life & Annuity consists primarily of individual term, universal life and permanent life insurance products, as well as individual annuity products. In February of 2004, CNA entered into a definitive agreement to sell the individual life business as described in the Consolidated Operations section of this MD&A.

Health consists primarily of group long term care, individual long term care and specialty medical products and related services. CNA is continuing to service its existing group and individual long term care commitments and is managing these businesses as a run-off operation.

Other consists primarily of traditional and synthetic guaranteed investment contracts, indexed group annuity contracts, group reinsurance, structured settlements, life settlement contracts and group annuities. These businesses are being managed as a run-off operation and are accepting new deposits from existing customers on a limited number of these products.

The following table summarizes the results of operations for Life and Group Non-Core.

Results of Operations

For the three months ended March 31	2004	2003
(In millions)
Net earned premiums	$326	$586
Income before net realized investment losses	19	29
Net realized investment losses	(401)	(68)
Net loss	(382)	(39)

Three Month Comparison

Net earned premiums for Life and Group Non-Core decreased $260 million in the first quarter of 2004 as compared with the same period in 2003. The decrease in net earned premiums was due primarily to the absence of premiums from the Group Benefits and group reinsurance businesses. The Group Benefits business was sold on December 31, 2003. Partially offsetting these declines were higher earned premiums in the health and life and annuity products.

Net results decreased $343 million in the first quarter of 2004 as compared with the same period in 2003. The decrease in net results related primarily to increased net realized investment losses, including an estimated impairment loss of $569 million pretax ($406 million after-tax) related to the pending sale of the individual life insurance business. Net results also decreased due to the absence of favorable results

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

from the Group Benefits business and first quarter of 2004 unfavorable results in the occupational accident product, partially offset by favorable results in the institutional markets, life settlement and life and annuity products.

CORPORATE AND OTHER NON-CORE

Business Overview

Corporate and Other Non-Core includes the results of the property and casualty lines of business placed in run-off. This segment also includes the results related to the centralized adjusting and settlement of APMT claims as well as the results of CNA’s participation in voluntary insurance pools and various other non-insurance operations.

CNA Re, formerly a separate property and casualty operating segment, is currently in run-off and is now included in the Corporate and Other Non-Core segment.

Other operations also include interest expense on corporate borrowings and intercompany eliminations.

The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including APMT and intrasegment eliminations.

Results of Operations

For the three months ended March 31	2004	2003
(In millions)
Revenues	$132	$196
Net income	17	25

Three Month Comparison

Revenues decreased $64 million for the three months ended March 31, 2004 as compared with the same period in 2003. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in 2003. CNA Re recorded $103 million and $187 million of revenue and $21 million and $34 million of income for the three months ended March 31, 2004 and 2003.

Net income decreased $8 million for the three months ended March 31, 2004 as compared with the same period in 2003. The decrease in net income was due primarily to the decline in revenues as well as a $16 million after-tax ($25 million pretax) increase in the bad debt provision for reinsurance receivables. Partially offsetting these declines was an increase in net investment income of $16 million.

Unfavorable net prior year development of $19 million was recorded for the three months ended March 31, 2004, including $20 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $1 million of favorable premium development. Unfavorable net prior year development of $15 million was recorded for the three months ended March 31, 2003, including $30 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $15 million of favorable premium development. The gross carried claim and claim adjustment expense reserves for Corporate and Other Non-Core were $9,302 million and $9,672 million at March 31, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $3,504 million and $3,737 million at March 31, 2004 and December 31, 2003.

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; enactment of national federal legislation to address asbestos claims; a further increase in asbestos and environmental pollution claims which cannot now be anticipated; increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payments that may exhaust underlying umbrella and excess coverages at accelerated rates; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental pollution claims.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Examples of unfavorable developments include decisions limiting the application of the “absolute pollution” exclusion and decisions holding carriers liable for defense and indemnity of asbestos and pollution claims on a joint and several basis.

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

Asbestos and Environmental Pollution and Mass Tort Reserves

	March 31, 2004		December 31, 2003
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)
Gross reserves	$3,262	$801	$3,347	$839
Ceded reserves	(1,550)	(260)	(1,580)	(262)

Net reserves	$1,712	$541	$1,767	$577

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

In the past several years, CNA has experienced significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers, and the addition of new defendants such as the distributors and installers of products containing

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

asbestos. The majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66% and up to 90%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment.

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

As a result of bankruptcies and insolvencies, management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003. New asbestos bodily injury claims increased substantially in 2003, but the rate of increase has moderated in the first quarter of 2004.

As of March 31, 2004 and December 31, 2003, CNA carried approximately $1,712 million and $1,767 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was $9 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2004 and no asbestos-related net claim and claim adjustment expense reserve development for the same period in 2003. The Company paid asbestos-related claims, net of reinsurance recoveries, of $64 million and $39 million for the three months ended March 31, 2004 and 2003.

The Company has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At March 31, 2004, CNA had ten structured settlement agreements with a reserve of $175 million, net of reinsurance. As to the ten structured settlement agreements existing at March 31, 2004, payment obligations under those settlement agreements are projected to terminate in 2016. At December 31, 2003, CNA had structured settlement agreements with nine of its policyholders for which it has future payment obligations with a reserve, net of reinsurance, of $188 million related to remaining payment obligations under these agreements.

In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At March 31, 2004, with respect to these five remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and had a recorded reserve of $17 million, net of reinsurance. At December 31, 2003, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts and had recorded a reserve of $23 million, net of reinsurance, related to its remaining Wellington obligations.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities. As of March 31, 2004, CNA had negotiated thirty-four coverage in place agreements. The Company has evaluated these commitments and the expected reinsurance recoveries under these agreements and has recorded a reserve of $109 million, net of reinsurance, related to coverage in place agreements as of March 31, 2004. As of December 31, 2003, CNA had negotiated thirty-two such agreements and had established a reserve of $109 million, net of reinsurance.

The Company categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. The Company has made closing large accounts a significant management priority. At March 31, 2004, the Company had 163 large accounts and had established a reserve of $418 million, net of reinsurance. At December 31, 2003, CNA had 160 large accounts with a collective reserve of $405 million, net of reinsurance. Large accounts are typically accounts that have been long identified as significant asbestos exposures. In its most recent ground up reserve study, the Company observed that underlying layers of primary, umbrella and lower layer excess policies were exhausting at accelerated rates due to increased claims volumes, claims severities and increased defense expense incurred in litigating claims. Those accounts where the Company had issued high excess policies were evaluated in the study to determine potential impairment of the high excess layers of coverage. Management concluded that high excess coverage previously thought not to be exposed could potentially be exposed should current adverse claim trends continue.

Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At March 31, 2004, the Company had 1,081 small accounts, approximately 84% of its total active asbestos accounts, with reserves of $158 million, net of reinsurance. At December 31, 2003, CNA had 1,065 small accounts and established a reserve of $147 million, net of reinsurance. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs’ attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and nevertheless must be defended by CNA under its policies. As claims filings continue to increase, costs incurred in defending small accounts are expected to increase.

The Company also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At March 31, 2004, CNA’s reserve was $156 million, net of reinsurance, related to these liabilities. At December 31, 2003, CNA had recorded a $157 million reserve related to these asbestos liabilities arising from the Company’s assumed reinsurance obligations and CNA’s participation in pools, including Excess & Casualty Reinsurance Association (ECRA).

At March 31, 2004, the unassigned IBNR reserve was $625 million, net of reinsurance. At December 31, 2003, CNA’s unassigned IBNR reserve for asbestos was $684 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at March 31, 2004 and December 31, 2003.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Pending Asbestos Accounts and Associated Reserves

		Net paid losses	Net Asbestos	Percent of
	Number of	in 2004	reserves	Asbestos
March 31, 2004	policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured Settlements	10	$41	$175	10%
Wellington	5	6	17	1
Coverage in place	34	10	109	7
Fibreboard	1	—	54	3

Total with settlement agreements	50	57	355	21

Other policyholders with active accounts
Large asbestos accounts	163	4	418	24
Small asbestos accounts	1,081	3	158	9

Total other policyholders	1,244	7	576	33

Assumed reinsurance and pools	—	—	156	9
Unassigned IBNR	—	—	625	37

Total	1,294	$64	$1,712	100%

Pending Asbestos Accounts and Associated Reserves

		Net paid losses	Net Asbestos	Percent of
	Number of	In 2003	reserves	Asbestos
At December 31, 2003	policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured Settlements	9	$20	$188	11%
Wellington	5	2	23	1
Coverage in place	32	40	109	6
Fibreboard	1	1	54	3

Total with settlement agreements	47	63	374	21

Other policyholders with active accounts
Large asbestos accounts	160	35	405	23
Small asbestos accounts	1,065	16	147	8

Total other policyholders	1,225	51	552	31

Assumed reinsurance and pools	—	7	157	9
Unassigned IBNR	—	—	684	39

Total	1,272	$121	$1,767	100%

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

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 74,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

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

Environmental Pollution and Mass Tort

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfunds) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (PRPs). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so and assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,400 cleanup sites have been identified by the Environmental Protection Agency (EPA) and included on its National Priorities List (NPL). State authorities have designated many cleanup sites as well.

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

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003 or in the first quarter of 2004, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

As of March 31, 2004 and December 31, 2003, CNA carried approximately $541 million and $577 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no net prior year environmental pollution and mass tort claim and claim adjustment expense reserve development for the three months ended March 31, 2004 and 2003. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $36 million and $25 million for the three months ended March 31, 2004 and 2003.

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

The Company classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At March 31, 2004, CNA had one structured settlement and has fully funded its obligations under the agreement leaving a nominal reserve. At December 31, 2003, CNA has a structured settlement agreement with one of its policyholders for which it has future payment obligations with a recorded reserve of $12 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At March 31, 2004, CNA had six coverage in place agreements and had established a reserve of $6 million, net of reinsurance. At December 31, 2003, CNA had negotiated six such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. At December 31, 2003, CNA has a recorded reserve of $8 million, net of reinsurance, related to coverage in place agreements.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The Company categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. At March 31, 2004, the Company has 147 large accounts with a collective reserve of $84 million, net of reinsurance. The Company has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. CNA had 144 large accounts with a collective reserve of $86 million, net of reinsurance, at December 31, 2003. At March 31, 2004, CNA has 450 small accounts with a collective reserve of $50 million, net of reinsurance. CNA had 432 small accounts with a collective reserve of $53 million, net of reinsurance, at December 31, 2003.

The Company also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including Excess and Casualty Reinsurance Association (ECRA). CNA has a reserve of $38 million related to these liabilities at March 31, 2004 and December 31, 2003.

At March 31, 2004, the Company’s unassigned IBNR reserve was $192 million, net of reinsurance. At December 31, 2003, CNA’s unassigned IBNR reserve for environmental pollution was $197 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The charts below depict CNA’s overall pending environmental pollution accounts and associated reserves at March 31, 2004 and December 31, 2003.

At March 31, 2004	Number of Policyholders	Net Paid Losses in 2004 (In millions)	Net Environmental Pollution Reserves (In millions)	Percent of Environmental Pollution Net Reserve
Policyholders with Settlement Agreements
Structured Settlements	1	$12	$—	0%
Coverage In Place	6	2	6	2%

Total with Settlement Agreements	7	14	6	2%

Other Policyholders with Active Accounts
Large Pollution Accounts	147	6	84	23%
Small Pollution Accounts	450	4	50	14%

Total Other Policyholders	597	10	134	37%

Assumed Reinsurance & Pools	—	—	38	10%

Unassigned IBNR	—	—	192	51%

Total	604	$24	$370	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

At December 31, 2003	Number of Policyholders	Net Paid Losses in 2003 (In millions)	Net Environmental Pollution Reserves (In millions)	Percent of Environmental Pollution Net Reserve
Policyholders with Settlement Agreements
Structured Settlements	1	$17	$12	3%
Coverage In Place	6	3	8	2%

Total with Settlement Agreements	7	20	20	5%

Other Policyholders with Active Accounts
Large Pollution Accounts	144	21	86	22%
Small Pollution Accounts	432	14	53	13%

Total Other Policyholders	576	35	139	35%

Assumed Reinsurance & Pools	—	2	38	10%

Unassigned IBNR	—	—	197	50%

Total	583	$57	$394	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

INVESTMENTS

CNA adopted Statement of Position 03-01, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-01) as of January 1, 2004. The assets and liabilities of certain guaranteed investment contracts and indexed group annuity contracts that were previously segregated and reported as separate accounts no longer qualify for separate account presentation. Prior to the adoption of SOP 03-01, the asset and liability presentation of these affected contracts were categorized as separate account assets and liabilities within the Condensed Consolidated Balance Sheet. The results of operations from separate account business was primarily classified as other revenue in the Condensed Consolidated Statement of Operations. In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and income statement items have been modified. Accordingly, certain investment securities previously classified as separate account assets have now been reclassified on the balance sheet to the general account and are reported as available-for-sale or trading securities. The investment portfolio for the indexed group annuity contracts is classified as held for trading purposes, and is carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Condensed Consolidated Statement of Operations. Consistent with the requirements of SOP 03-01, prior year amounts have not been conformed to the current year presentation.

Net Investment Income

The significant components of net investment income are presented in the following table.

Net Investment Income

For the three months ended March 31	2004	2003
(In millions)
Fixed maturity securities	$407	$420
Short term investments	16	20
Limited partnerships	75	23
Equity securities	4	5
Income from trading securities	20	—
Interest on funds withheld and other deposits	(50)	(47)
Other	10	25

Gross investment income	482	446
Investment expense	(9)	(14)

Net investment income	$473	$432

The Company experienced higher net investment income for the three months ended March 31, 2004 as compared with the same period in 2003. This increase was due primarily to increased limited partnership income and additional income from the indexed group annuity contracts as a result of the adoption of SOP 03-01. These increases were partially offset by lower investment yields on fixed maturity securities.

The bond segment of the investment portfolio yielded 4.7% and 5.5% for the three months ended March 31, 2004 and 2003.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net Realized Investment Gains (Losses)

The components of net realized investment results from available-for-sale securities are presented in the following table.

Net Realized Investment Gains (Losses)

Three months ended March 31	2004	2003
(In millions)
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$10	$38
Corporate and other taxable bonds	6	(118)
Tax-exempt bonds	73	19
Asset-backed bonds	39	18
Redeemable preferred stock	1	(5)

Total fixed maturity securities	129	(48)
Equity securities	11	—
Derivative securities	(32)	(22)
Short term investments	—	4
Impairment loss on Individual Life business	(569)	—
Other	4	(13)

Net realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(457)	(79)
Allocated to participating policyholders’ and minority interest	(1)	3

Realized investment losses	$(458)	$(76)

Net realized investment losses were $458 million and $76 million for the three months ended March 31, 2004 and 2003, or a decrease in net realized investment results of $382 million pre-tax. The investment losses in 2004 were primarily driven by an after-tax impairment loss of $406 million ($569 million pretax) related to the pending sale of CNA’s individual life insurance business partially offset by realized gains on fixed maturity securities. The investment losses in 2003 were primarily driven by impairment losses for fixed maturity and equity securities partially offset by realized gains on the investment portfolio. The impairment losses recorded in 2003 were primarily for securities in certain market sectors, including the airline, healthcare and energy industries.

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or for credit or tax considerations. This activity will produce realized gains and losses.

CNA classifies substantially all its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as either available-for-sale or trading, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of other comprehensive income.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following table provides further detail of gross realized gains and gross realized losses on fixed maturity securities and equity securities available-for-sale.

Realized Gains and Losses

Three months ended March 31	2004	2003
(In millions)
Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$225	$285
Gross realized losses	(96)	(333)

Net realized gains (losses) on fixed maturity securities	129	(48)

Equity securities:
Gross realized gains	13	12
Gross realized losses	(2)	(12)

Net realized gains on equity securities	11	—

Net realized gains (losses) on fixed maturity and equity securities	$140	$(48)

The following table provides details of the largest realized losses from sales of securities aggregated by issuer for the three months ended March 31, 2004, including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also footnoted is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Largest Realized Losses from Securities Sold at a Loss

	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale
(In millions)
A major department store retailer that is comprised of full-line stores, home services, credit, and electronic commerce activities. (a)	$16	$2	0-12
Issues and sells mortgage backed securities. Issuer was chartered by United States Congress to facilitate housing ownership for low to middle income Americans.(b)	215	1	0-6

Total	$231	$3

(a)	The issuer’s financial condition is in good standing and is investment grade quality. A decision was made to reduce the portfolio’s overall exposure to the issuer.

(b)	Volatility of interest rates prompted movement to other asset classes.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investment portfolios.

Carrying Value of Investments

	March 31,		December 31,
	2004	%	2003	%
(In millions)
General account investments:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,263	3%	$1,900	5%
Asset-backed securities	7,651	20	8,757	23
States, municipalities and political subdivisions — tax-exempt	9,227	25	7,970	21
Corporate securities	6,541	18	6,482	17
Other debt securities	3,262	9	3,264	9
Redeemable preferred stock	176	1	104	—
Options embedded in convertible debt securities	178	1	201	—

Total fixed maturity securities available-for-sale	28,298	77	28,678	75

Fixed maturity trading securities:
U.S. Treasury securities and obligations of government agencies	69	—	—	—
Asset-backed securities	112	—	—	—
Corporate securities	166	1	—	—
Other debt securities	40	—	—	—
Redeemable preferred stock	6	—	—	—

Total fixed maturity trading securities	393	1	—	—

Equity securities:
Common stock	431	1	383	1
Non-redeemable preferred stock	73	—	144	—

Total equity securities	504	1	527	1

Short term investments available-for-sale	5,737	16	7,538	20
Short term trading securities	390	1	—	—
Limited partnerships	1,659	4	1,117	3
Other investments	40	—	240	1

Total general account investments	$37,021	100%	$38,100	100%

The Company’s general account investment portfolio consists primarily of asset-backed and mortgage-backed securities, short-term securities, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized gain of $1,524 million at March 31, 2004 compared with a net unrealized gain of $1,348 million at December 31, 2003. The net unrealized position at March 31, 2004 was composed of a net unrealized gain of $1,259 million for fixed maturities and a net unrealized gain of $265 million for equity securities. The net unrealized position at December 31, 2003 was composed of a net unrealized gain of $1,114 million for fixed maturities and a net unrealized gain of $234 million for equity securities.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
March 31, 2004	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,131	$149	$10	$7	$132
Asset-backed securities	7,497	174	17	3	154
States, municipalities and political subdivisions — tax-exempt	9,026	248	45	2	201
Corporate securities	6,095	497	34	17	446
Other debt securities	2,948	328	10	4	314
Redeemable preferred stock	164	12	—	—	12
Options embedded in convertible debt securities	178	—	—	—	—

Total fixed maturity securities available-for-sale	27,039	1,408	116	33	1,259

Total fixed maturity trading securities	393	—	—	—	—

Equity securities:
Common stock	180	255	4	—	251
Non-redeemable preferred stock	59	14	—	—	14

Total equity securities	239	269	4	—	265

Total fixed maturity and equity securities	$27,671	$1,677	$120	$33	$1,524

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
December 31, 2003	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,823	$91	$10	$4	$77
Asset-backed securities	8,634	146	22	1	123
States, municipalities and political subdivisions - tax-exempt	7,787	207	22	2	183
Corporate securities	6,061	475	40	14	421
Other debt securities	2,961	311	4	4	303
Redeemable preferred stock	97	7	—	—	7
Options embedded in convertible debt securities	201	—	—	—	—

Total fixed maturity securities	27,564	1,237	98	25	1,114

Equity securities:
Common stock	163	222	2	—	220
Non-redeemable preferred stock	130	16	2	—	14

Total equity securities	293	238	4	—	234

Total fixed maturity and equity securities	$27,857	$1,475	$102	$25	$1,348

The Company’s investment policies for the general account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

At March 31, 2004, the carrying value of the general account fixed maturities available-for-sale was $28,298 million, representing 77% of the total investment portfolio. The net unrealized gain related to this fixed maturity portfolio was $1,259 million, comprised of $1,408 million in gross unrealized gains and $149 million in gross unrealized losses. Corporate bonds represented 34%, municipal securities represented 32%, asset-backed securities represented 13%, and all other fixed maturity securities represented 21% of the gross unrealized losses. Within corporate bonds, the largest industry sectors were financial, consumer cyclical and consumer non-cyclical, which represented 24%, 20%, and 18% of the gross unrealized losses. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following table provides the composition of fixed maturity securities available-for-sale with an unrealized loss at March 31, 2004 in relation to the total of all fixed maturity securities available-for-sale with an unrealized loss by contractual maturities.

Contractual Maturity

	Percent of	Percent of
	Market	Unrealized
	Value	Loss
Due in one year or less	2%	6%
Due after one year through five years	5	18
Due after five years through ten years	21	25
Due after ten years	54	38
Asset-backed securities	18	13

Total	100%	100%

The following table summarizes, for fixed maturity and equity securities available-for-sale in an unrealized loss position at March 31, 2004 and December 31, 2003, the aggregate fair value and gross unrealized loss by length of time, those securities that have been continuously in an unrealized loss position.

Gross Unrealized Loss Aging

	March 31, 2004		December 31, 2003
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)
Fixed maturity securities:
Investment grade:
0-6 months	$4,575	$66	$4,138	$50
7-12 months	651	28	834	36
13-24 months	101	17	76	11
Greater than 24 months	44	4	51	3

Total investment grade	5,371	115	5,099	100

Non-investment grade:
0-6 months	527	21	134	5
7-12 months	19	1	60	7
13-24 months	35	3	16	1
Greater than 24 months	82	9	105	10

Total non-investment grade	663	34	315	23

Total fixed maturity securities	6,034	149	5,414	123

Equity securities:
0-6 months	13	3	23	2
7-12 months	2	1	10	2
13-24 months	1	—	3	—
Greater than 24 months	6	—	6	—

Total equity securities	22	4	42	4

Total fixed maturity and equity securities	$6,056	$153	$5,456	$127

The Company’s non-investment grade fixed maturity securities available-for-sale as of March 31, 2004 that were in a gross unrealized loss position had a fair value of $663 million. As discussed previously, a

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. The Company’s Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of March 31, 2004 and December 31, 2003.

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value
						Gross
	Estimated					Unrealized
March 31, 2004	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$527	$16	$5	$—	$—	$21
7-12 months	19	1	—	—	—	1
13-24 months	35	—	3	—	—	3
Greater than 24 months	82	3	6	—	—	9

Total non-investment grade	$663	$20	$14	$—	$—	$34

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value
						Gross
	Estimated					Unrealized
December 31, 2003	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$134	$2	$1	$—	$2	$5
7-12 months	60	1	6	—	—	7
13-24 months	16	1	—	—	—	1
Greater than 24 months	105	4	1	5	—	10

Total non-investment grade	$315	$8	$8	$5	$2	$23

Invested assets are exposed to various risks, such as interest rate, market and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term could have an adverse material impact on the Company’s results of operations or equity.

A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. The Company follows a consistent and systematic process for impairing securities that sustain other-than-temporary declines in value. The Company has established a committee responsible for the impairment process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by the Company’s Chief Financial Officer. The committee is responsible for analyzing watch list securities on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of impairment indicators including, but not limited to, a significant adverse change in the financial condition and near term prospects of the investment or a significant adverse change in legal factors, the business climate or credit ratings.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

When a security is placed on the watch list, it is monitored for further fair value changes and additional news related to the issuer’s financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors.

The decision to impair a security incorporates both quantitative criteria and qualitative information. The committee considers a number of factors including, but not limited to: (1) the length of time and the extent to which the fair value has been less than book value, (2) the financial condition and near term prospects of the issuer, (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (4) whether the debtor is current on interest and principal payments and (5) general market conditions and industry or sector specific factors. The committee’s decision to impair a security is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all of the factors considered above. For securities that are impaired, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Operations.

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at March 31, 2004. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, the Company’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, the Company had the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. The Company maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

The fair value of securities held by the Company may deteriorate in the future which may have an adverse impact on the Company’s results of operations and/or equity.

The Company’s equity securities available-for-sale as of March 31, 2004 that were in a gross unrealized loss position had a fair value of $22 million. The Company’s Impairment Committee, under the same process as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, the Company expects to recover the book value of its investment through a recovery in the fair value of the security.

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 91% and 93% of which were rated as investment grade at March 31, 2004 and December 31, 2003. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

General Account Bond Ratings

	March 31,		December 31,
	2004	%	2003	%
(In millions)
U.S. Government and affiliated agency securities	$2,218	8%	$2,818	10%
Other AAA rated	13,451	47	12,779	45
AA and A rated	6,039	21	6,329	22
BBB rated	4,391	15	4,631	16
Below investment-grade	2,410	9	2,017	7

Total	$28,509	100%	$28,574	100%

At March 31, 2004 and December 31, 2003, approximately 97% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or Company management.

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

The carrying value of non-traded securities at March 31, 2004 was $296 million which represents 0.8% of the Company’s total investment portfolio. These securities were in a net unrealized gain position of $79 million at March 31, 2004. Of the non-traded securities, 48% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at March 31, 2004 are $7,763 million of asset-backed securities, at fair value, consisting of approximately 52% in collateralized mortgage obligations (CMOs), 8% in corporate asset-backed obligations, 12% in U.S. Government agency issued pass-through certificates and 28% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The carrying value of the components of the general account short-term investment portfolio is presented in the following table.

Short-term Investments

	March 31,	December 31,
	2004	2003
(In millions)
Short-term investments available-for-sale:
Commercial paper	$2,330	$4,458
U.S. Treasury securities	2,348	1,068
Money market funds	423	1,230
Other	636	782

Total short-term investments available-for-sale	5,737	7,538

Short-term trading securities:
Commercial paper	52	—
U.S. Treasury securities	62	—
Money market funds	230	—
Other	46	—

Total short-term trading securities	390	—

Total short-term investments	$6,127	$7,538

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of non-performance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. The Company also uses derivatives to mitigate market risk by purchasing S&P 500® index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The principal operating cash flow sources of CNA’s insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the three months ended March 31, 2004, net cash provided by operating activities was $37 million as compared with $45 million for the same period in 2003. The decrease in cash provided by operating activities related primarily to an increase in paid claims in 2004 as compared with 2003.

Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the three months ended March 31, 2004, net cash used by investing activities was $441 million as compared with net cash provided by investing activities of $132 million for the same period in 2003. Cash flows used for investing activities related principally to purchases of fixed maturity securities.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

For the three months ended March 31, 2004, net cash provided by financing activities was $346 million as compared with $137 million net cash used for the same period in 2003. Cash flows provided by financing activities were related principally to proceeds from the issuance of the CCC Group and Life surplus notes.

The Company has an existing shelf registration statement under which it may issue an aggregate of $549 million of debt or equity securities, declared effective by the Securities and Exchange Commission (SEC).

Debt and Other Commitments

See Note I of the Notes to the Condensed Consolidated Financial Statements for a detailed discussion of the Company’s debt. The Company paid the $250 million three-year bank credit facility on April 20, 2004.

During February of 2004, Loews purchased $46 million of surplus notes from CCC, in relation to the sale of CNA’s group benefits business, and also purchased $300 million of additional surplus notes of CCC in relation to the planned sale of CNA’s individual life business. These notes have 20-year terms and bear interest at LIBOR plus 350 basis points, reset annually. See the Loews section below for further discussion. The notes are mandatorily prepayable upon the occurrence of certain events including the sale of the Individual Life Business. CNA plans to seek approval from the insurance regulatory authority for the repayment of the surplus notes purchased in relation to such sale.

See Note O of the Notes to the Condensed Consolidated Financial Statements for information related to CNA Surety’s related party transactions with CNAF. The impact of these transactions should be considered when evaluating the Company’s liquidity and capital resources.

See Note K of the Notes to the Condensed Consolidated Financial Statements for information related to the Company’s commitments and contingencies. The impact of these commitments and contingencies should be considered when evaluating the Company’s liquidity and capital resources.

A summary of the Company’s commitments as of March 31, 2004 is presented in the following table.

Commitments

					2008 and
March 31, 2004	2004	2005	2006	2007	Beyond	Total
(In millions)
Debt (a)	$256	$533	$251	$8	$1,172	$2,220
Capital leases	2	3	3	4	20	32
Lease obligations	48	60	50	41	112	311
Guaranteed payment contracts	13	5	—	—	—	18

Total	$319	$601	$304	$53	$1,304	$2,581

(a)	Does not include original issue discount of $8 million.

Regulatory Matters

The Company has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan was completed during 2003. This phase served to consolidate the Company’s U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, the Company implemented in the fourth quarter of

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

2003 a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of The Continental Insurance Company (CIC) and its 14 affiliated insurance companies (CIC Group) to CCC. Additionally, the ownership of the CIC Group was transferred to CCC in the fourth quarter of 2003 in order to properly align the insurance risks with the supporting capital. In subsequent phases of this plan, the Company will continue its efforts to reduce both the number of U.S. property and casualty insurance entities it maintains and the number of states in which such entities are domiciled. In order to facilitate the execution of this plan, the Company, CCC and CIC have agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners.

In connection with the approval process for aspects of the reorganization plan, the Company agreed to undergo a state regulatory financial examination of CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. CCC was also scheduled to undergo its routine state regulatory financial examination as of December 31, 2003. These state regulatory financial examinations are currently underway.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2004, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary dividend capacity in the amount of approximately $312 million to be used to fund the CNAF’s 2004 debt service and principal repayment requirements.

By agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

Loews

As discussed in the Company’s 2003 Form 10-K, CNA has received substantial capital support from Loews. The capital plan consists of the November of 2003 sale of $750 million of a new series of CNA convertible preferred stock to Loews. The preferred stock converted into 32,327,015 shares of CNAF common stock on April 20, 2004. Additionally, the capital plan included a commitment from Loews for additional capital support of up to $500 million by February 27, 2004 through the purchase of CCC surplus notes in the event certain additions to CCC’s statutory capital were not achieved through asset sales. Loews also committed up to an additional $150 million, in a form to be determined, to support the statutory capital of CCC in the event of additional shortfalls in relation to business and asset sales. In accordance with such commitments, in February of 2004, Loews purchased $46 million of surplus notes from CCC, in relation to the sale of CNA’s group benefits business, and also purchased $300 million of

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

additional surplus notes of CCC in relation to the planned sale of CNA’s individual life business, discussed above. CNA has estimated that the sale of the individual life business will result in an addition to statutory capital of approximately $500 million. Following the consummation of the individual life sale, CNA plans to seek approval from the insurance regulatory authority for the repayment of the surplus notes purchased in relation to such sale. The Company believes that it will not require any additional capital support pursuant to the capital plan.

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

The table below reflects the various group ratings issued by A.M. Best, S&P, Moody’s and Fitch as of April 6, 2004 for the Property and Casualty and Life companies. The table also includes the ratings for CNAF’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings				Debt Ratings
	Property & Casualty (a)		Life		CNAF	Continental
	CCC	CIC			Senior	Senior
	Group	Group	CAC (b)	VFL (c)	Debt	Debt
A.M. Best	A	A	A-	A	bbb	bbb-
Fitch	A-	A-	A-	A+	BBB-	BBB-
Moody’s	A3	A3	Baa1	Baa1	Baa3	Baa3
S&P	A-	A-	BBB+	A	BBB-	BBB-

(a)	All outlooks for the Property & Casualty companies’ financial strength and holding company debt ratings are negative.

(b)	A.M. Best and Moody’s have a stable outlook while Fitch and S&P have negative outlooks on the CAC rating.

(c)	VFL’s rating modifiers are Under Review with Developing Implications by A. M. Best, Rating Watch Positive by Fitch, On Review for Upgrade by Moody’s and Credit Watch Negative by S&P.

S&P’s lowered CAC’s rating from A to BBB+ with a negative outlook and changed the rating modifier on VFL from CreditWatch Developing to Credit Watch Negative. These rating actions follow CNA’s February 5, 2004 announcement regarding the sale of the individual life and annuity business.

If CNA’s insurance financial strength ratings were downgraded below current levels, CNA’s business and results of operations could be materially adversely affected. The severity of the impact on CNA’s business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

a material volume of business from certain major insurance brokers, the inability to sell a material volume of the Company’s insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.

In addition, the Company believes that a lowering of the debt ratings of Loews by certain of these agencies could result in an adverse impact on CNA’s ratings, independent of any change in circumstances at CNA. Each of the major rating agencies which rates Loews currently maintains a negative outlook, but none currently has Loews on negative Credit Watch.

The Company has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if the Company’s ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below the Company’s current ratings.

FORWARD-LOOKING STATEMENTS

This quarterly report includes a number of statements which relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include expected developments in the Company’s insurance business, including losses and loss reserves for APMT claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews being conducted by the Company; the ongoing state regulatory examinations of the Company’s primary insurance company subsidiaries, and the Company’s responses to the results of those reviews and examinations; the Company’s expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company’s expense reduction and restructuring activities; and the Company’s proposed actions in response to trends in its business.

Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on surety bond claims, as well as on capital markets, and on the markets for directors and officers and errors and omissions coverages;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	regulatory limitations, impositions and restrictions upon the Company, including the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s books of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement practices;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratio through more efficacious claims handling techniques;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in the Company’s composition of operating segments;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence of applicable terrorism legislation on coverages;

•	the occurrence of epidemics;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, mass tort, and construction defect claims;

•	whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established or approved through federal legislation, or, if established and approved, whether it will contain funding requirements in excess of the Company’s established loss reserves or carried loss reserves;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the risks and uncertainties associated with the Company’s loss reserves as outlined in the Reserves — Estimates and Uncertainties section of this MD&A;

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

•	the possibility of further changes in the Company’s ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.

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

In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and income statement items have been modified. Accordingly, the investment securities previously classified as separate account assets have now been reclassified to the general account and will be reported based on their investment classification whether available-for-sale or trading securities. The investment portfolio for the indexed group annuity contracts is classified as held for trading purposes and is carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Condensed Consolidated Statement of Operations. Consistent with the requirements of SOP 03-01, prior year amounts have not been conformed to the current year presentation.

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

The sensitivity analysis estimates the decline in the fair value of the Company’s interest sensitive assets and liabilities that were held on March 31, 2004 and December 31, 2003 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at March 31, 2004 and December 31, 2003, with all other variables held constant.

Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at March 31, 2004 and December 31, 2003, with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At March 31, 2004, a 10% and 25% decrease in the Index would result in a $246 million and $616 million decrease compared to $245 million and $612 million decrease at December 31, 2003, in the fair value of the Company’s equity investments.

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
Continued

Of these amounts, under the 10% and 25% scenarios, $10 million and $26 million at March 31, 2004 and $168 million and $418 million at December 31, 2003 pertained to decreases in the fair value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the fair value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

The following tables present the estimated effects on the fair value of the Company’s financial instruments at March 31, 2004 and December 31, 2003, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

Market Risk Scenario 1

Increase (Decrease)
	Market	Interest	Currency	Equity
March 31, 2004	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$28,298	$(1,950)	$(46)	$(39)
Fixed maturity trading securities	393	(5)	—	(4)
Equity securities available-for-sale	504	—	(28)	(50)
Short term investments available-for-sale	5,737	(9)	(12)	—
Short term trading securities	390	—	—	—
Limited partnerships	1,659	11	—	(30)
Other invested assets	33	—	—	—
Interest rate swaps	7	(2)	—	—
Equity indexed futures for trading securities	—	2	—	(113)
Other derivative securities	—	9	19	—

Total general account	37,021	(1,944)	(67)	(236)

Separate accounts:
Fixed maturity securities	609	(33)	—	—
Equity securities	108	—	—	(11)
Short term investments	20	—	—	—
Other invested assets	—	—	—	1

Total separate accounts	737	(33)	—	(10)

Total securities	$37,758	$(1,977)	$(67)	$(246)

Debt (carrying value)	$2,244	$(75)	$—	$—

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
Continued

Market Risk Scenario 1

		Increase (Decrease)
	Fair	Interest	Currency	Equity
December 31, 2003	Value	Rate Risk	Risk	Risk
(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$28,678	$(1,979)	$(35)	$(13)
Equity securities	527	—	(26)	(51)
Short term investments	7,538	(5)	(16)	—
Limited partnerships	1,117	5	—	(13)
Other invested assets	233	—	—	—
Interest rate swaps	(5)	3	—	—
Other derivative securities	12	(108)	1	—

Total general account	38,100	(2,084)	(76)	(77)

Separate accounts:
Fixed maturity securities	1,809	(113)	—	—
Equity securities	117	—	—	(12)
Short term investments	82	—	—	—
Other invested assets	415	—	—	(41)

Total separate accounts	2,423	(113)	—	(53)

Total securities held for other than trading purposes	40,523	(2,197)	(76)	(130)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	304	(4)	—	(1)
Short term investments	414	—	—	—
Limited partnerships	419	2	—	(3)
Equity indexed futures	—	2	—	(111)
Other derivative securities	—	(1)	—	—

Total securities held for trading purposes	1,137	(1)	—	(115)

Total securities	$41,660	$(2,198)	$(76)	$(245)

Debt (carrying value)	$1,904	$(70)	$—	$—

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
Continued

The following tables present the estimated effects on the fair value of the Company’s financial instruments at March 31, 2004 and December 31, 2003, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.

Market Risk Scenario 2

		Increase (Decrease)
	Market	Interest	Currency	Equity
March 31, 2004	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$28,298	$(2,872)	$(93)	$(97)
Fixed maturity trading securities	393	(8)	—	(10)
Equity securities available-for-sale	504	—	(56)	(125)
Short term investments available-for-sale	5,737	(13)	(24)	—
Short term trading securities	390	(1)	—	—
Limited partnerships	1,659	16	—	(77)
Other invested assets	33	—	—	—
Interest rate swaps	7	(3)	—	—
Equity indexed futures for trading securities	—	4	—	(281)
Other derivative securities	—	13	39	—

Total general account	37,021	(2,864)	(134)	(590)

Separate accounts:
Fixed maturity securities	609	(49)	—	—
Equity securities	108	—	—	(27)
Short term investments	20	—	—	—
Other invested assets	—	—	—	1

Total separate accounts	737	(49)	—	(26)

Total securities	$37,758	$(2,913)	$(134)	$(616)

Debt (carrying value)	$2,244	$(107)	$—	$—

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
Continued

Market Risk Scenario 2

		Increase (Decrease)
	Fair	Interest	Currency	Equity
December 31, 2003	Value	Rate Risk	Risk	Risk
(In millions)
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$28,678	$(2,896)	$(71)	$(32)
Equity securities	527	—	(52)	(129)
Short term investments	7,538	(7)	(32)	—
Limited partnerships	1,117	7	—	(33)
Other invested assets	233	—	—	—
Interest rate caps	—	1	—	—
Interest rate swaps	(5)	4	—	—
Other derivative securities	12	(184)	3	—

Total general account	38,100	(3,075)	(152)	(194)

Separate accounts:
Fixed maturity securities	1,809	(165)	—	—
Equity securities	117	—	—	(29)
Short term investments	82	—	—	—
Other invested assets	415	—	—	(103)

Total separate accounts	2,423	(165)	—	(132)

Total securities held for other than trading purposes	40,523	(3,240)	(152)	(326)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	304	(6)	—	(2)
Equity securities	—	—	—	—
Short term investments	414	(1)	—	—
Limited partnerships	419	3	—	(7)
Equity indexed futures	—	4	—	(277)
Other derivative securities	—	(1)	—	—

Total securities held for trading purposes	1,137	(1)	—	(286)

Total securities	$41,660	$(3,241)	$(152)	$(612)

Debt (carrying value)	$1,904	$(102)	$—	$—

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

Management, in consultation with the Company’s independent accountants, previously identified deficiencies in certain aspects of initial policy set-up and processing for large account property and casualty business in the Standard Lines segment which constituted a “Reportable Condition” under standards established by the American Institute of Certified Public Accountants. These deficiencies impacted the quality of the claim data used by the Company’s actuaries as the basis for their comprehensive actuarial reviews, which hampered the timeliness of these reviews. During the first quarter of 2004, the Company completed its remediation efforts and has cured the aforementioned deficiencies.

There were no other changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information on CNA’s legal proceedings is set forth in Notes F and G of the Condensed Consolidated Financial Statements included under Part I, Item 1.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(b) The conversion of the Series I convertible preferred stock into CNAF common stock on April 20, 2004 resulted in a total of 255,946,852 shares of CNAF common stock outstanding. At conversion Loews owned 233,620,515 shares of common stock, or approximately 91% of the outstanding shares. No cash proceeds were received by CNA in connection with the conversion of the Series I convertible preferred stock.

Item 4. Submission of Matters to a Vote of Security Holders

Pursuant to written notice sent to CNAF shareholders on March 29, 2004, authorization of the conversion of the Series I convertible preferred stock into CNAF common stock was given pursuant to written consent of the majority shareholders of CNAF.

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

(b) Reports on Form 8-K

On January 5, 2004, CNA Financial Corporation issued a press release announcing that it had completed the previously announced sale of its Group Benefits business to Hartford for approximately $500 million.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

On February 5, 2004, CNA Financial Corporation issued a press release announcing that it had entered into a definitive agreement to sell its individual life insurance business to Swiss Re for approximately $690 million.

On February 12, 2004 CNA Financial Corporation issued a press release and financial supplement providing information on its results of operations for the fourth quarter and year-end 2003.

On March 30, 2004 CNA Financial Corporation issued a press release announcing that the previously announced sale of its individual life insurance business, initially expected to close on March 31, 2004, is now anticipated to be completed on April 30, 2004, subject to certain customary closing conditions and regulatory approvals.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: April 30, 2004	By	/s/ Robert V. Deutsch

Robert V. Deutsch
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)