Form 10-Q
period 2004-06-30
CNA FINANCIAL CORP
filed 2004-08-02
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 1-5823

CNA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-6169860 (I.R.S. Employer Identification No.)

CNA Center Chicago, Illinois (Address of principal executive offices)	60685 (Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ✓ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2004
Common Stock, Par value $2.50	255,947,252

CNA FINANCIAL CORPORATION
INDEX

CNA FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2004	2003
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $30,012 and $27,564)	$30,143	$28,678
Equity securities at fair value (cost of $218 and $293)	300	527
Mortgage loans and real estate (less accumulated depreciation of $11 and $10)	24	25
Limited partnership investments	1,686	1,117
Other invested assets	5	215
Short-term investments, at cost which approximates fair value	3,853	7,538

Total investments	36,011	38,100
Cash	103	139
Reinsurance receivables (less allowance for uncollectible receivables of $503 and $573)	15,651	15,681
Insurance receivables (less allowance for doubtful accounts of $386 and $375)	2,521	2,707
Accrued investment income	318	323
Receivables for securities sold	1,119	836
Deferred acquisition costs	1,343	2,533
Prepaid reinsurance premiums	1,027	1,252
Federal income taxes recoverable (includes $68 and $594 due from Loews Corporation)	86	607
Deferred income taxes	1,031	600
Property and equipment at cost (less accumulated depreciation of $673 and $727)	271	314
Goodwill and other intangible assets	162	162
Assets related to businesses held for sale	200	—
Other assets	766	1,571
Separate account business	576	3,678

Total assets	$61,185	$68,503

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$31,563	$31,730
Unearned premiums	4,610	4,891
Future policy benefits	5,634	8,161
Policyholders’ funds	1,787	601
Collateral on loaned securities and derivatives	223	442
Payables for securities purchased	1,098	1,902
Participating policyholders’ funds	66	118
Short term debt	506	263
Long term debt ($46 and $0 of surplus notes due to Loews Corporation)	1,208	1,641
Reinsurance balances payable	3,156	3,432
Liabilities related to businesses held for sale	170	—
Other liabilities	1,995	2,436
Separate account business	576	3,678

Total liabilities	52,592	59,295

Commitments and contingencies (Notes F, G, I and K)
Minority interest	263	256
Stockholders’ equity:
Preferred stock (12,500,000 shares authorized)
Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)	750	750
Series I Issue (no par value; $23,200 stated value; 32,327 shares issued; held by Loews Corporation)	—	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 258,177,285 shares issued; and 255,947,252 and 223,617,337 shares outstanding)	645	565
Additional paid-in capital	1,701	1,031
Retained earnings	5,324	5,160
Accumulated other comprehensive income	52	841
Treasury stock (2,230,033 and 2,232,933 shares), at cost	(69)	(69)

	8,403	9,028
Notes receivable for the issuance of common stock	(73)	(76)

Total stockholders’ equity	8,330	8,952

Total liabilities and stockholders’ equity	$61,185	$68,503

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions, except per share data)
Revenues
Net earned premiums	$2,106	$2,197	$4,274	$4,578
Net investment income	380	427	853	859
Realized investment gains (losses), net of participating policyholders’ and minority interests	105	378	(353)	302
Other revenues	72	97	154	205

Total revenues	2,663	3,099	4,928	5,944

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,625	2,108	3,263	3,978
Amortization of deferred acquisition costs	307	481	740	939
Other operating expenses	375	400	707	779
Interest	31	33	66	67

Total claims, benefits and expenses	2,338	3,022	4,776	5,763

Income before income tax and minority interest	325	77	152	181
Income tax (expense) benefit	(29)	(5)	25	(23)
Minority interest	(7)	(2)	(13)	(5)

Net income	$289	$70	$164	$153

Basic and Diluted Earnings Per Share
Basic and diluted earnings per share available to common stockholders	$1.07	$0.25	$0.52	$0.55

Weighted average outstanding common stock and common stock equivalents	255.9	223.6	255.9	223.6

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2004	2003
(In millions)
Cash Flows from Operating Activities
Net income	$164	$153
Adjustments to reconcile net income to net cash flows provided by operating activities:
Change in bad debt provision for insurance and reinsurance receivables	(57)	91
Minority interest	13	5
Loss on disposal of property and equipment	—	18
Deferred income tax provision	(17)	131
Realized investment gains (losses), net of participating policyholders’ and minority interests	353	(302)
Equity method income	(107)	(97)
Amortization of bond discount	1	(33)
Depreciation	36	44
Changes in:
Receivables	(951)	(896)
Deferred acquisition costs	118	(97)
Accrued investment income	(32)	(63)
Federal income taxes payable/recoverable	511	(208)
Prepaid reinsurance premiums	225	(116)
Reinsurance balances payable	(242)	77
Insurance reserves	805	1,276
Other, net	(133)	132
Net purchases of trading securities	(4)	—

Total adjustments	519	(38)

Net cash flows provided by operating activities	683	115

Cash Flows from Investing Activities
Purchases of fixed maturity securities	(31,300)	(34,111)
Proceeds from fixed maturity securities:
Sales	23,439	28,924
Maturities, calls and redemptions	2,751	3,062
Purchases of equity securities	(112)	(151)
Proceeds from sales of equity securities	309	265
Change in short-term investments	3,941	1,722
Change in collateral on loaned securities and derivatives	(219)	433
Change in other investments	63	(3)
Purchases of property and equipment	(24)	(54)
Dispositions	631	(44)
Other, net	(21)	5

Net cash flows provided (used) by investing activities	(542)	48

Net Cash Flows from Financing Activities
Principal payments on debt	(536)	(135)
Proceeds from issuance of surplus notes	346	—
Returns and deposits of policyholder account balances on investment contracts	10	(13)
Other	3	(1)

Net cash flows used by financing activities	(177)	(149)

Net change in cash	(36)	14
Cash, beginning of period	139	126

Cash, end of period	$103	$140

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	$57	$69
Federal income taxes	(540)	81
Non-cash transactions:
Notes receivable for the issuance of common stock	—	1

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A. Basis of Presentation

The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC), and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the preferred stock of CNAF as of June 30, 2004.

The Company’s individual life insurance business, including its previously wholly owned subsidiary Valley Forge Life Insurance Company (VFL), was sold on April 30, 2004 to Swiss Re Life & Health America Inc. (Swiss Re). The results of the individual life insurance business sold through the date of sale are included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2004 and 2003. See Note N for further information.

CNA Group Life Assurance Company (CNAGLA) was sold to Hartford Financial Services Group, Inc. on December 31, 2003. The results of the group benefits business sold are included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2003. See Note N for further information.

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

The interim financial data as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.

In the second quarter of 2004, the expenses incurred related to uncollectible reinsurance receivables were reclassified from “Other operating expenses” to “Insurance claims and policyholders’ benefits” on the Condensed Consolidated Statements of Operations. Prior period amounts have been reclassified to conform to the current year presentation. This reclassification had no impact on net income (loss) in any period.

Note B. Accounting Pronouncements

In January of 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). In December of 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46R) which replaces FIN 46 and clarifies the application of Accounting Research Bulletin No. 51 Consolidated Financial Statements (ARB 51). As per ARB 51, a

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

general rule for preparation of consolidated financial statements of a parent and its subsidiary is ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary. However, application of the majority voting interest requirement of ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interest. FIN 46R clarifies applicability of ARB 51 to entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares.

FIN 46R is applicable for financial statements issued for reporting periods that end after March 15, 2004. The Company has determined that the adoption of FIN 46R did not have a significant impact on the results of operations or equity of the Company.

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

In July of 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-01, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-01). SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. SOP 03-01 may not be applied retroactively to prior years’ financial statements, and initial application should be as of the beginning of an entity’s fiscal year, therefore prior year amounts have not been conformed to the current year presentation.

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

	June 30,	January 1,
	2004	2004 (a)
(In millions)
Assets
Investments:
Fixed maturity securities, available-for-sale	$882	$1,220
Fixed maturity securities, trading	405	304
Equity securities	4	4
Limited partnerships	468	419
Short term investments, available-for-sale	10	55
Short term investments, trading	315	414

Total investments	2,084	2,416
Accrued investment income	11	13
Receivables for securities sold	83	97
Other assets	—	1

Total assets	$2,178	$2,527

Liabilities
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	1	1
Future policy benefits	530	617
Policyholders’ funds	1,223	1,324
Collateral on loaned securities and derivatives	—	17
Payables for securities purchased	87	43
Other liabilities	65	47

Total liabilities	$1,906	$2,049

(a) Includes assets and liabilities of the individual life business sold on April 30, 2004. See Note N for further information.

In May of 2004, the FASB revised FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). The FSP provides accounting guidance to employers who sponsor postretirement health care plans that provide prescription drug benefits and the prescription drug benefit provided by the employer is “actuarially equivalent” to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. This FSP is effective for the first interim or annual period beginning after June 15, 2004, and is not expected to have a material impact on the Company’s results of operations and/or equity.

In March of 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS 115 Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004.

The Company is currently evaluating the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities. Adoption of this standard may cause the Company to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and will likely also impact the recognition of investment income on impaired securities. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on equity.

Note C. Earnings Per Share

Earnings per share available to common stockholders is based on weighted-average outstanding shares. Basic and diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding for the period. The weighted average number of shares outstanding for computing basic and diluted earnings per share was 255.9 million for the three and six months ended June 30, 2004 and 223.6 million for the three and six months ended June 30, 2003. Included in the outstanding shares in 2004 is the effect of 32.3 million shares of CNAF common stock issued on April 20, 2004 in conjunction with the conversion of the $750 million Series I convertible preferred stock issued during the fourth quarter of 2003.

The Series H Cumulative Preferred Issue (Series H Issue) is held by Loews and accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of June 30, 2004, the Company has $95 million of undeclared but accumulated dividends. The Series H Issue dividend amounts for the three and six months ended June 30, 2004 and 2003 have been subtracted from Net Income to determine income available to common stockholders.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2004 and 2003, approximately one million shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the exercise price of these options was greater than the average market price of CNA common stock.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The computation of earnings per share was as follows.

Earnings Per Share

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions, except per share amounts)
Net income	$289	$70	$164	$153
Less: undeclared preferred stock dividend	(16)	(15)	(32)	(30)

Net income available to common stockholders	$273	$55	$132	$123

Weighted average outstanding common stock and common stock equivalents	255.9	223.6	255.9	223.6
Effect of dilutive securities, employee stock options	—	—	—	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	255.9	223.6	255.9	223.6

Basic and diluted earnings per share available to common stockholders	$1.07	$0.25	$0.52	$0.55

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

Pro Forma Effect of SFAS 123 on Net Income and Earnings Per Share

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions, except per share amounts)
Net income, as reported	$289	$70	$164	$153
Less: Total stock-based compensation cost determined under the fair value method, net of tax	—	(1)	(1)	(1)

Pro forma net income	289	69	163	152

Less: undeclared preferred stock dividend	(16)	(15)	(32)	(30)

Pro forma net income available to common stockholders	$273	$54	$131	$122

Basic and diluted earnings per share, as reported	$1.07	$0.25	$0.52	$0.55

Basic and diluted earnings per share, pro forma	$1.07	$0.25	$0.52	$0.55

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note D. Investments

The significant components of net investment income are presented in the following table.

Net Investment Income

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Fixed maturity securities	$386	$422	$793	$842
Short term investments	9	12	25	32
Limited partnerships	30	75	105	98
Equity securities	4	4	8	9
Income from trading portfolio (a)	14	—	34	—
Interest on funds withheld and other deposits	(56)	(93)	(106)	(140)
Other	1	18	11	43

Gross investment income	388	438	870	884
Investment expense	(8)	(11)	(17)	(25)

Net investment income	$380	$427	$853	$859

(a) The change in net unrealized gains (losses) on trading securities still held, included in net investment income, was $(2) million and $2 million for the three and six months ended June 30, 2004.

The components of realized investment results from available-for-sale securities are presented in the following table.

Realized Investment Gains (Losses)

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$(1)	$37	$9	$75
Corporate and other taxable bonds	27	244	33	126
Tax-exempt bonds	(92)	76	(19)	95
Asset-backed bonds	(4)	23	35	41
Redeemable preferred stock	3	(5)	5	(10)

Total fixed maturity securities	(67)	375	63	327
Equity securities	166	58	177	58
Derivative securities	49	(55)	17	(77)
Short term investments	—	6	—	10
Other, including disposition of businesses net of participating policyholders’ interest	(39)	(4)	(604)	(17)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	109	380	(347)	301
Allocated to participating policyholders’ and minority interest	(4)	(2)	(6)	1

Realized investment gains (losses), net of participating policyholders’ and minority interests	$105	$378	$(353)	$302

Realized investment gains were $105 million and $378 million for the three months ended June 30, 2004 and 2003. The decline in pretax realized gains was primarily driven by unfavorable results in fixed maturity securities, partially offset by a $162 million pretax gain on the disposition of the Company’s equity holdings

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

of Canary Wharf Group PLC (Canary Wharf), a London-based real estate investment, and increased realized gains related to derivative securities.

Realized investment losses were $353 million for the six months ended June 30, 2004 as compared to realized investment gains of $302 million for the six months ended June 30, 2003. The decrease in the pretax realized investment results was due primarily to a $622 million pretax loss on the sale of the individual life insurance business (See Note N for further information), and decreased realized gains related to fixed maturity securities. These decreases were partially offset by a $162 million pretax gain on Canary Wharf, and increased realized gains related to derivative securities.

Realized investment gains for the three and six months ended June 30, 2003 included $31 million and $286 million of pretax impairment losses for other-than-temporary declines in fair values for fixed maturity and equity securities. These impairment losses were primarily for securities in certain market sectors, including the airline, healthcare and energy industries. There were no impairment losses for other-than-temporary declines in fair value for fixed maturity and equity securities for the three and six months ended June 30, 2004.

Investments in the general account had a total net unrealized gain of $213 million at June 30, 2004 compared with $1,348 million at December 31, 2003. The net unrealized position at June 30, 2004 was composed of a net unrealized gain of $131 million for fixed maturities and a net unrealized gain of $82 million for equity securities. The net unrealized position at December 31, 2003 was composed of a net unrealized gain of $1,114 million for fixed maturities and a net unrealized gain of $234 million for equity securities.

The following tables summarize the unrealized gain (loss) position related to fixed maturity and equity securities.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
June 30, 2004	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$962	$84	$12	$6	$66
Asset-backed securities	9,091	81	148	3	(70)
States, municipalities and political subdivisions — tax-exempt	8,989	67	188	11	(132)
Corporate securities	7,036	288	138	26	124
Other debt securities	3,135	216	69	6	141
Redeemable preferred stock	154	6	2	2	2
Options embedded in convertible debt securities	240	—	—	—	—

Total fixed maturity securities available-for-sale	29,607	742	557	54	131

Total fixed maturity trading securities	405	—	—	—	—

Equity securities:
Common stock	150	76	6	—	70
Non-redeemable preferred stock	68	12	—	—	12

Total equity securities	218	88	6	—	82

Total fixed maturity and equity securities	$30,230	$830	$563	$54	$213

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
December 31, 2003	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,823	$91	$10	$4	$77
Asset-backed securities	8,634	146	22	1	123
States, municipalities and political subdivisions — tax-exempt	7,787	207	22	2	183
Corporate securities	6,061	475	40	14	421
Other debt securities	2,961	311	4	4	303
Redeemable preferred stock	97	7	—	—	7
Options embedded in convertible debt securities	201	—	—	—	—

Total fixed maturity securities	27,564	1,237	98	25	1,114

Equity securities:
Common stock	163	222	2	—	220
Non-redeemable preferred stock	130	16	2	—	14

Total equity securities	293	238	4	—	234

Total fixed maturity and equity securities	$27,857	$1,475	$102	$25	$1,348

Note E. Derivative Financial Instruments

A summary of the recognized gains (losses) related to derivative financial instruments follows.

Derivative Financial Instruments Recognized Gains (Losses)

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
General account
Swaps	$22	$(12)	$23	$(12)
Futures purchased	15	—	28	—
Futures sold, not yet purchased	24	(39)	(6)	(39)
Forwards	(1)	1	1	1
Forwards sold, not yet purchased	3	—	5	—
Commitments to purchase government and municipal securities	—	(7)	(12)	(18)
Equity warrants	—	—	1	—
Collateralized debt obligation liabilities	2	2	4	(9)
Options written	—	—	2	—
Options embedded in convertible debt securities	43	43	15	9

Total	$108	$(12)	$61	$(68)

Separate accounts
Futures purchased	$—	$112	$—	$75
Futures sold, not yet purchased	—	(1)	—	(1)
Options purchased	—	(1)	—	(1)
Options written	—	—	—	1

Total	$—	$110	$—	$74

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows.

Derivative Financial Instruments

	Contractual/	Estimated	Estimated
	Notional	Fair Value	Fair Value
June 30, 2004	Amount	Asset	(Liability)
(In millions)
General account
Swaps	$578	$1	$—
Futures purchased	1,072	4	—
Futures sold, not yet purchased	2,921	—	(10)
Forwards purchased	82	1	—
Forwards sold, not yet purchased	247	—	(3)
Equity warrants	11	1	—
Options purchased	74	1	—
Options written	72	—	—
Collateralized debt obligation liabilities	76	—	(2)
Options embedded in convertible debt securities	780	240	—

Total	$5,913	$248	$(15)

Separate accounts
Options written	$22	$—	$—

Total	$22	$—	$—

Derivative Financial Instruments

	Contractual/	Estimated	Estimated
	Notional	Fair Value	Fair Value
December 31, 2003	Amount	Asset	(Liability)
(In millions)
General account
Swaps	$856	$—	$(5)
Interest rate caps	225	—	—
Futures sold, not yet purchased	18	—	—
Forwards	16	—	(1)
Commitments to purchase government and municipal securities	3,318	12	—
Equity warrants	11	—	—
Options purchased	4	—	—
Options written	515	—	(2)
Collateralized debt obligation liabilities	110	—	(14)
Synthetic guaranteed investment contracts	280	—	—
Options embedded in convertible debt securities	681	201	—

Total	$6,034	$213	$(22)

Separate accounts
Futures purchased	$1,106	$3	$—
Futures sold, not yet purchased	12	—	—
Options written	12	—	—

Total	$1,130	$3	$—

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

As noted, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program. CNA believes it has valid and enforceable reinsurance contracts with the AAHRU Facility and other reinsurers with respect to the IGI Program, including the United States workers compensation carve-out business. However, certain reinsurers have disputed their liabilities to CNA, and CNA has commenced arbitration proceedings against such reinsurers. CNA has resolved its dispute with respect to the validity and enforceability of ceding IGI Program losses to the AAHRU Facility, including the United States workers compensation carve-out business; however, an arbitration is still pending with certain members of the AAHRU Facility related to a dispute over the allocation of such losses to pool years. As a result, the Company increased its insurance reserves related to the IGI program by $18 million in the second quarter of 2004. An arbitration with another reinsurer is also still pending.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

California Wage and Hour Litigation

Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. The Company has denied the material allegations of the amended complaint and intends to vigorously contest the claims. Based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome would not materially adversely affect the equity of the Company, although results of operations may be adversely affected.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

APMT Reserves

	June 30, 2004		December 31, 2003
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)
Gross reserves	$3,282	$812	$3,347	$839
Ceded reserves	(1,541)	(288)	(1,580)	(262)

Net reserves	$1,741	$524	$1,767	$577

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

As of June 30, 2004 and December 31, 2003, CNA carried approximately $1,741 million and $1,767 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $40 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2004 and no asbestos-related net claim and claim adjustment expense development for the same period in 2003. The unfavorable net prior year development was primarily related to a commutation loss related to The Trenwick Group Ltd. (Trenwick). See Note H for further details. The Company paid asbestos-related claims, net of reinsurance recoveries, of $66 million and $70 million for the six months ended June 30, 2004 and 2003.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 76,800 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, which even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the two Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio) and Peplowski v. Ace American Ins. Co., et al. (U.S.D.C. N.D. Ohio)). The state trial court recently granted insurers, including CNA, summary

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

judgment against a representative group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about asbestos. Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). Many of the Texas claims have been dismissed as time-barred by the applicable statute of limitations. In other claims, the Texas court recently ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. The time period for filing an appeal of this ruling has not expired and it remains uncertain whether the plaintiffs’ will continue to pursue their causes of action.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003 or in the first half of 2004, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

As of June 30, 2004 and December 31, 2003, CNA carried approximately $524 million and $577 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the six months ended June 30, 2004 and 2003. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $59 million and $36 million for the six months ended June 30, 2004 and 2003. Additionally, the Company recorded $6 million of current accident year losses related to mass tort in the second quarter of 2004.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

whether a court interpreting the language of the settlement agreements will adhere to the intent of the parties and uphold the broad scope of language of the agreements.

In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. The most significant silica exposures identified to date include a relatively small number of accounts with significant numbers of new claims reported in 2003 and substantial insurance limits issued by the Company. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede the Company’s ability to estimate its ultimate liability for such claims.

Net Prior Year Development

Unfavorable net prior year development of $146 million, including $255 million of unfavorable claim and allocated claim adjustment expense reserve development and $109 million of favorable premium development, was recorded for the six months ended June 30, 2004. Unfavorable net prior year development of $534 million, including $370 million of unfavorable claim and allocated claim adjustment expense reserve development and $164 million of unfavorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for CNAF were $31,563 million and $31,730 million at June 30, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves for CNAF were $17,428 million and $17,514 million at June 30, 2004 and December 31, 2003.

Standard Lines

Unfavorable net prior year development of $7 million, including $113 million of unfavorable claim and allocated claim adjustment expense reserve development and $106 million of favorable premium development, was recorded for the six months ended June 30, 2004 for Standard Lines. Unfavorable net prior year development of $314 million, including $134 million of unfavorable claim and allocated claim adjustment expense reserve development and $180 million of unfavorable premium development, was recorded for the same period in 2003. The gross and net carried claim and claim adjustment expense reserves were $14,275 million and $9,083 million at June 30, 2004. The gross and net carried claim and claim adjustment expense reserves for Standard Lines were $14,282 million and $8,967 million at December 31, 2003.

In the second quarter of 2004, the Company finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.

In addition, approximately $75 million of unfavorable net prior year claim and allocated claim adjustment expense development recorded in the second quarter of 2004 resulted from increased severity trends for workers compensation on large account policies primarily in accident years 2002 and prior. Favorable premium development on retrospectively rated large account policies of $25 million was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense development. Also, favorable net prior year premium development of approximately $60 million resulted primarily from higher audit and endorsement premiums on workers compensation and general liability policies. Approximately $30

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

million of the unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to the higher audit and endorsement premium.

The following discusses net prior year development for Standard Lines recorded for the six months ended June 30, 2003.

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

Specialty Lines

Unfavorable net prior year development of $60 million, including $74 million of unfavorable net claim and allocated claim adjustment expense reserve development and $14 million of favorable premium development, was recorded for the six months ended June 30, 2004 for Specialty Lines. Unfavorable net

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

prior year development of $92 million, including $99 million of unfavorable net claim and allocated claim adjustment expense reserve development and $7 million of favorable premium development, was recorded for the same period in 2003. The gross and net carried claim and claim adjustment expense reserves were $4,576 million and $3,130 million at June 30, 2004. The gross and net carried claim and claim adjustment expense reserves for Specialty Lines were $4,200 million and $2,919 million at December 31, 2003.

In the second quarter of 2004, the Company finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. The remaining unfavorable net prior year claim and allocated claim adjustment expense reserve development was principally the result of the increased emergence of several large directors and officers (D&O) claims primarily in recent accident years.

The following discusses net prior year development for Specialty Lines recorded for the six months ended June 30, 2003.

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

Approximately $37 million of losses were recorded as the result of a commutation of three ceded reinsurance treaties covering CNA HealthPro, relating to accident years 1999 through 2001. Approximately $21 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the Surety line of business as the result of developments on one large claim.

Corporate and Other Non-Core

Unfavorable net prior year development of $64 million, including $53 million of net unfavorable claim and allocated claim adjustment expense reserve development and $11 million of unfavorable premium development was recorded for the six months ended June 30, 2004 for Corporate and Other. Unfavorable net prior year development of $115 million, including $124 million of net unfavorable claim and allocated claim adjustment expense reserve development and $9 million of favorable premium development was recorded for the same period in 2003. The gross and net carried claim and claim adjustment expense reserves were $8,979 million and $3,391 million at June 30, 2004. The gross and net carried claim and claim adjustment expense reserves for Corporate and Other were $9,672 million and $3,737 million at December 31, 2003.

In the second quarter of 2004, the Company finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable net prior year development partially offset by a release of a previously established allowance for uncollectible reinsurance.

The following discusses net prior year development for Corporate and Other Non-Core recorded for the six months ended June 30, 2003.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75 million was recorded related to an adverse arbitration decision involving a single large

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

property and business interruption loss. The decision was rendered against a voluntary insurance pool in which the Company was a participant. The loss was caused by a fire which occurred in 1995. The Company no longer participates in this pool.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25 million was recorded in CNA Re primarily for directors and officers exposures. The reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development was recorded in accident years 2000 and 2001.

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

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $56 million and $93 million for the three months ended June 30, 2004 and 2003, and $106 million and $140 million for the six months ended June 30, 2004 and 2003. The amount subject to interest crediting rates on such contracts was $2,696 million and $2,789 million at June 30, 2004 and December 31, 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The following table summarizes the amounts receivable from reinsurers at June 30, 2004 and December 31, 2003.

Components of reinsurance receivables	June 30, 2004	December 31, 2003
(In millions)
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$14,134	$14,216
Ceded future policy benefits	1,229	1,218
Ceded policyholders’ funds	68	7
Billed reinsurance receivables	723	813

Reinsurance receivables	16,154	16,254
Allowance for uncollectible reinsurance	(503)	(573)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$15,651	$15,681

The Company has established an allowance for uncollectible reinsurance. The allowance for uncollectible reinsurance was $503 million and $573 million at June 30, 2004 and December 31, 2003. The net decrease in the allowance for uncollectible reinsurance was primarily due to a release of a previously established allowance related to The Trenwick Group resulting from the finalization of commutation agreements in the second quarter of 2004, partially offset by a net increase in the allowance for other reinsurance receivables. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” on the Condensed Consolidated Statements of Operations.

The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances.

The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

For the six months ended June 30	Direct	Assumed	Ceded	Net
(In millions)
2004
Property and casualty	$5,393	$127	$1,758	$3,762
Accident and health	659	26	291	394
Life	323	—	205	118

Total earned premiums	$6,375	$153	$2,254	$4,274

2003
Property and casualty	$5,281	$376	$2,222	$3,435
Accident and health	790	55	29	816
Life	529	9	211	327

Total earned premiums	$6,600	$440	$2,462	$4,578

Life premiums are primarily from long duration contracts; property and casualty premiums and accident and health premiums are primarily from short duration contracts.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The Company has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. This rate will increase to 8.25% per annum commencing in 2006. The aggregate loss ratio for the three-year period has exceeded certain thresholds, which require additional ceded premiums. During the second quarter of 2004, the Company recorded $3 million of ceded premiums under this provision. The aggregate limits under both sections of the Aggregate Cover were fully utilized in 2003.

The pretax impact of the Aggregate Cover was as follows:

Pretax Impact of Aggregate Cover

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Ceded earned premiums	$(3)	$(28)	$(3)	$(28)
Ceded claim and claim adjustment expense	—	78	—	78
Interest charges	(22)	(22)	(42)	(35)

Pretax benefit (expense)	$(25)	$28	$(45)	$15

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The pretax impact of the CCC Cover was as follows:

Pretax Impact of CCC Cover

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Ceded earned premiums	$—	$(91)	$—	$(91)
Ceded claim and claim adjustment expense	—	126	—	126
Interest charges	(11)	(27)	(22)	(35)

Pretax benefit (expense)	$(11)	$8	$(22)	$—

Note I. Debt

Debt is composed of the following obligations.

Debt

	June 30,	December 31,
	2004	2003
(In millions)
Variable rate debt:
Credit facility — CNA Surety, due September 30, 2005	$20	$30
Term loan — CNA Surety, due through September 30, 2005	15	20
Credit facility — CNAF, due April 30, 2004	—	250
Senior notes:
6.500%, face amount of $493, due April 15, 2005	492	492
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	69
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, CNAF, 7.250%, face amount of $243, due November 15, 2023	241	241
Debenture, CNA Surety, face amount of $31, due April 29, 2034	30	—
Capital leases, 10.400%-11.500%, due through December 31, 2011	32	33
Other debt, 1.000%-6.600%, due through 2019	23	23
Surplus Note:
CCC Group Surplus Note, face amount of $46, due to Loews February of 2024	46	—

Total debt	$1,714	$1,904

Short term debt	$506	$263
Long term debt	1,208	1,641

Total debt	$1,714	$1,904

The $250 million CNAF credit facility was repaid on April 20, 2004.

The CCC Group surplus note has a 20-year term and bears interest at LIBOR plus 350 basis points, reset annually. The note is mandatorily prepayable upon the occurrence of certain events. CNA plans to seek approval from the insurance regulatory authority for the repayment of the CCC Group surplus note. CNA received insurance regulatory approval for the repayment of the $300 million CCC Life surplus note issued in February of 2004, and repaid the note, including accrued interest, on June 16, 2004.

In May of 2004, CNA Surety, a 64% owned and consolidated subsidiary of CNA, issued privately through a wholly-owned trust $30 million of preferred securities through two pooled transactions. These

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

securities bear interest at a rate of LIBOR plus a 3.4% margin with a thirty-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (Issuer Trust). The sole asset of the Issuer Trust consists of a $31 million junior subordinated debenture issued by CNA Surety to the Issuer Trust. The subordinated debenture bears interest at a rate of LIBOR plus 3.4% and matures in April of 2034. As of June 30, 2004, the interest rate on the junior subordinated debenture was 5.0%.

On September 30, 2003, CNA Surety, entered into a $50 million credit agreement, which consisted of a $30 million, two-year revolving credit facility and a $20 million two-year term loan, with semi-annual principal payments of $5 million. The credit agreement is an amendment to a $65 million credit agreement, extending the revolving loan termination date from September 30, 2003 to September 30, 2005. The new revolving credit facility was fully utilized at inception. In June of 2004, CNA Surety reduced the outstanding credit facility balance by $10 million.

Under the new credit facility agreement, CNA Surety pays a facility fee of 35.0 basis points on the revolving credit portion of the facility, interest at LIBOR plus 90 basis points, and for utilization greater than 50% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At June 30, 2004, the weighted-average interest rate on the $35 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.9%. Effective January 30, 2003, CNA Surety entered into a swap agreement on the term loan portion of the agreement which uses 3-month LIBOR to determine the swap increment. As a result, the effective interest rate on the $15 million in outstanding borrowings on the term loan was 2.8% at June 30, 2004. Related to the $20 million revolving credit agreement, the effective interest rate at June 30, 2004 was 2.9%.

The combined aggregate maturities for debt at June 30, 2004 are presented in the following table.

Maturity of Debt

(In millions)
2004	$7
2005	526
2006	254
2007	12
2008	354
Thereafter	569
Less original issue discount	(8)

Total	$1,714

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

balance in mortgage-backed securities, equity investments, limited partnerships and short term investments.

CNA provides certain healthcare and life insurance benefits to eligible retired employees, their covered dependents and their beneficiaries. The funding for these plans is generally to pay covered expenses as they are incurred.

The components of net periodic benefit costs are presented in the following table.

Net Periodic Benefit Costs

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Pension Benefits
Service cost	$13	$7	$22	$15
Interest cost on projected benefit obligation	76	36	119	72
Expected return on plan assets	(81)	(35)	(126)	(72)
Prior service cost amortization	1	—	2	1
Actuarial loss	3	1	10	3

Net periodic pension cost	$12	$9	$27	$19

Postretirement benefits
Service cost	$2	$1	$4	$3
Interest cost on projected benefit obligation	12	6	18	11
Prior service cost amortization	(12)	(4)	(17)	(8)
Actuarial loss	1	1	3	2

Net periodic postretirement cost	$3	$4	$8	$8

At December 31, 2003, CNA expected to contribute $12 million to its pension plan and $22 million to its postretirement healthcare and life insurance benefit plans in 2004. As of June 30, 2004, $13 million of contributions have been made to its pension plan and $11 million to its postretirement healthcare and life insurance benefit plans. CNA plans to contribute an additional $4 million to its pension plan and $11 million to its postretirement healthcare and life insurance benefit plans during the remainder of 2004.

Note K. Commitments, Contingencies and Guarantees

Commitments and Contingencies

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of June 30, 2004 and December 31, 2003, there were approximately $50 million and $58 million of outstanding letters of credit.

The Company is obligated to make future payments totaling $299 million for non-cancelable operating leases expiring from 2004 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $36 million in 2004; $60 million in 2005; $51 million in 2006; $41 million in 2007; $33 million in 2008; and $78 million in 2009 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $15 million. Estimated future minimum payments under these contracts are as follows: $10 million in 2004 and $5 million in 2005.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

As of June 30, 2004 and December 31, 2003, the Company had committed approximately $141 million and $154 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of June 30, 2004, the Company had commitments to purchase $64 million and sell $3 million of various bank loan participations.

In the normal course of investing activities, CCC had committed approximately $51 million as of June 30, 2004 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

During 2002, CNAF sold $750 million of a new issue of preferred stock, designated Series H Cumulative Preferred Issue (Series H Issue), to Loews. The Series H Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of June 30, 2004, the Company had $95 million of undeclared but accumulated dividends.

Guarantees

The Company has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. The Company would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30 million at June 30, 2004.

CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees are approximately $8 million at June 30, 2004.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at June 30, 2004 that the Company could be required to pay under this guarantee are approximately $315 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7 million at June 30, 2004.

In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2004, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $959 million.

In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2004, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. Additionally, the Company has provided a contingent guarantee to the lenders of two third parties, related to loans extended by their lenders. The Company had recorded approximately $21 million and $16 million of other liabilities related to these indemnification agreements as of June 30, 2004 and December 31, 2003.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note L. Comprehensive Income (Loss)

Comprehensive income is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Net income	$289	$70	$164	$153

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains (losses) arising during the period	(1,072)	755	(611)	963
Net unrealized gains/losses at beginning of period included in realized gains (losses) during the period	(241)	53	(525)	169

Net change in unrealized gains/losses on general account investments	(1,313)	808	(1,136)	1,132
Net change in unrealized gains/losses on separate accounts and other	(11)	25	(74)	41
Foreign currency translation adjustment	(29)	10	(13)	21
Allocation to participating policyholders’ and minority interests	15	(15)	17	(15)

Other comprehensive income (loss), before tax	(1,338)	828	(1,206)	1,179
Deferred income tax expense (benefit) related to other comprehensive income	466	(285)	417	(413)

Other comprehensive income (loss), net of tax	(872)	543	(789)	766

Total comprehensive income (loss)	$(583)	$613	$(625)	$919

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
For the three months ended	Standard	Specialty	Life and Group	and Other
June 30, 2004	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
(In millions)
Net earned premiums	$1,315	$567	$202	$26	$(4)	$2,106
Net investment income	119	59	142	60	—	380
Other revenues	30	32	26	9	(25)	72

Total operating revenues	1,464	658	370	95	(29)	2,558
Claims, benefits and expenses	1,339	538	414	76	(29)	2,338

Operating income (loss) before income tax and minority interest	125	120	(44)	19	—	220
Income tax (expense) benefit on operating income (loss)	(25)	(34)	18	(1)	—	(42)
Minority interest	(2)	(5)	—	—	—	(7)

Net operating income (loss)	98	81	(26)	18	—	171
Realized investment gains (losses), net of participating policyholders’ and minority interests	77	30	(56)	54	—	105
Income tax (expense) benefit on realized investment gains (losses)	(27)	(12)	70	(18)	—	13

Net income (loss)	$148	$99	$(12)	$54	$—	$289

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
For the three months ended	Standard	Specialty	Life and Group	and Other
June 30, 2003	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
(In millions)
Net earned premiums	$1,018	$459	$603	$144	$(27)	$2,197
Net investment income	105	53	211	58	—	427
Other revenues	61	30	35	3	(32)	97

Total operating revenues	1,184	542	849	205	(59)	2,721
Claims, benefits and expenses	1,405	555	796	325	(59)	3,022

Operating income (loss) before income tax and minority interest	(221)	(13)	53	(120)	—	(301)
Income tax (expense) benefit on operating income (loss)	85	9	(15)	45	—	124
Minority interest	2	(3)	—	(1)	—	(2)

Net operating income (loss)	(134)	(7)	38	(76)	—	(179)
Realized investment gains, net of participating policyholders’ and minority interests	184	59	53	82	—	378
Income tax expense on realized investment gains	(62)	(21)	(18)	(28)	—	(129)

Net income (loss)	$(12)	$31	$73	$(22)	$—	$70

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
For the six months ended	Standard	Specialty	Life and Group	and Other
June 30, 2004	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
(In millions)
Net earned premiums	$2,573	$1,096	$528	$102	$(25)	$4,274
Net investment income	257	121	348	127	—	853
Other revenues	70	57	60	16	(49)	154

Total operating revenues	2,900	1,274	936	245	(74)	5,281
Claims, benefits and expenses	2,625	1,041	956	228	(74)	4,776

Operating income (loss) before income tax and minority interest	275	233	(20)	17	—	505
Income tax (expense) benefit on operating income (loss)	(59)	(68)	13	1	—	(113)
Minority interest	(4)	(9)	—	—	—	(13)

Net operating income (loss)	212	156	(7)	18	—	379
Realized investment gains (losses), net of participating policyholders’ and minority interests	134	50	(618)	81	—	(353)
Income tax (expense) benefit on realized investment gains (losses)	(46)	(19)	231	(28)	—	138

Net income (loss)	$300	$187	$(394)	$71	$—	$164

As of June 30, 2004
(In millions)
Reinsurance receivables	$5,382	$1,548	$3,302	$5,922	$—	$16,154
Insurance receivables	2,306	358	115	128	—	2,907
Insurance reserves:
Claim and claim adjustment expense	$14,275	$4,576	$3,733	$8,979	$—	$31,563
Unearned premiums	2,207	1,527	176	709	(9)	4,610
Future policy benefits	—	—	5,634	—	—	5,634
Policyholders’ funds	52	—	1,735	—	—	1,787
Deferred acquisition costs	$506	$277	$553	$7	$—	$1,343

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
For the six months ended	Standard	Specialty	Life and Group	and Other
June 30, 2003	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
(In millions)
Net earned premiums	$2,237	$887	$1,189	$319	$(54)	$4,578
Net investment income	234	102	414	109	—	859
Other revenues	132	47	76	15	(65)	205

Total operating revenues	2,603	1,036	1,679	443	(119)	5,642
Claims, benefits and expenses	2,774	975	1,583	550	(119)	5,763

Operating income (loss) before income tax and minority interest	(171)	61	96	(107)	—	(121)
Income tax (expense) benefit on operating income (loss)	80	(15)	(29)	43	—	79
Minority interest	1	(5)	—	(1)	—	(5)

Net operating income (loss)	(90)	41	67	(65)	—	(47)
Realized investment gains (losses), net of participating policyholders’ and minority interests	191	62	(51)	100	—	302
Income tax (expense) benefit on realized investment gains (losses)	(66)	(22)	18	(32)	—	(102)

Net income	$35	$81	$34	$3	$—	$153

As of December 31, 2003
(In millions)
Reinsurance receivables	$5,508	$1,497	$2,999	$6,250	$—	$16,254
Insurance receivables	2,264	320	282	216	—	3,082
Insurance reserves:
Claim and claim adjustment expense	$14,282	$4,200	$3,576	$9,672	$—	$31,730
Unearned premiums	2,267	1,480	153	991	—	4,891
Future policy benefits	—	—	8,161	—	—	8,161
Policyholders’ funds	79	3	522	(3)	—	601
Deferred acquisition costs	$499	$257	$1,745	$32	$—	$2,533

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides revenue by line of business for each reportable segment.

Revenue by Line of Business

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Standard Lines
Property	$168	$166	$333	$324
Casualty	1,135	969	2,235	2,044
CNA Global	238	233	466	426

Standard Lines revenue	1,541	1,368	3,034	2,794

Specialty Lines
Professional Liability Insurance (CNA Pro)	521	424	997	778
Surety	88	92	175	172
Warranty	79	85	152	148

Specialty Lines revenue	688	601	1,324	1,098

Life and Group Non-Core
Life & Annuity	33	284	(258)	456
Health	257	575	521	1,088
Other	24	43	55	84

Life and Group Non-Core revenue	314	902	318	1,628

Corporate and Other Non-Core
CNA Re	57	189	160	376
Other	92	98	166	167

Corporate and Other Non-Core revenue	149	287	326	543

Eliminations	(29)	(59)	(74)	(119)

Total revenue	$2,663	$3,099	$4,928	$5,944

Note N. Significant Transactions

Individual Life Sale

On April 30, 2004, the Company completed the sale of its individual life insurance business to Swiss Re for approximately $700 million. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses were excluded from the sale. Swiss Re acquired VFL, a wholly owned subsidiary of CAC, and CNA’s Nashville, Tennessee insurance servicing and administration building as part of the sale. In connection with the sale, CNA entered into a reinsurance agreement in which CAC ceded its individual life insurance business to Swiss Re on a 100% indemnity reinsurance basis. As a result of this reinsurance agreement, approximately $1 billion of future policy benefit reserves were ceded to Swiss Re. CNA recorded a realized investment loss of $53 million pretax ($17 million gain after-tax) and $622 million pretax ($389 million after-tax) for the three and six months ended June 30, 2004. An estimated impairment loss was recorded in the first quarter of 2004 in anticipation of the pending sale. The disproportionate income tax provision on the loss related to the life sale for the three months ended June 30, 2004, arose from a change in estimate related to the estimated tax benefit recorded at March 31, 2004. The change in estimate is due to the completion of a formal study of the final tax basis of VFL.

Swiss Re assumed assets and liabilities of $6.6 billion and $5.2 billion at April 30, 2004. The assets and liabilities of the individual life business sold were $6.6 billion and $5.4 billion at December 31, 2003. The revenues of the individual life business through the sale date were $(9) million and $173 million for

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the three months ended June 30, 2004 and 2003, and $151 million and $306 million for the six months ended June 30, 2004 and 2003. The net results for this business through the sale date were a loss of $14 million and net income of $21 million for the three months ended June 30, 2004 and 2003 and a loss of $6 million and net income of $4 million for the six months ended June 30, 2004 and 2003.

Group Benefits Sale

On December 31, 2003, the Company completed the sale of the majority of its group benefits business through the sale of CNAGLA to Hartford Financial Services Group, Inc. (Hartford). The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. In connection with the sale, CNA received consideration of approximately $530 million and recorded an after-tax realized investment loss on the sale of $122 million ($163 million pretax), including an after tax realized investment gain of $8 million ($13 million pretax) recorded in the second quarter of 2004.

As a result of this agreement, Hartford assumed assets and liabilities of $2.4 billion and $1.6 billion at December 31, 2003. The revenues of the group benefits business were $316 million and $596 million for the three and six months ended June 30, 2003. Net income was $18 million and $15 million for the three and six months ended June 30, 2003.

Personal Insurance Transaction

As part of the sale of CNA’s personal insurance business to The Allstate Corporation on October 1, 1999, the Company shared in claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceeded the claim and allocated claim adjustment expense reserves of approximately $1 billion at the date of sale. The Company’s remaining obligation with respect to claim and allocated claim adjustment expense reserves, valued as of October 1, 2003, was settled in March of 2004 and the sharing agreement was terminated. This settlement did not have a material impact on the results of operations of the Company for the three and six months ended June 30, 2004.

Note O. Related Party Transactions

CNA reimburses Loews, or pays directly to Loews employees, approximately $24 million annually for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA.

CNA and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. For the six months ended June 30, 2004 and 2003, CNA received $553 million from Loews and paid $73 million to Loews related to federal income taxes.

CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten year term and are secured by the stock purchased. The balance of the loans as of June 30, 2004 exceeds the related common stock collateral by $28 million.

CNAF has entered into a credit agreement with a large national contractor that undertakes projects for the construction of government and private facilities to provide an $86 million credit facility. CNA Surety

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs. The credit facility and all loans under it will mature in March of 2006. Advances under the credit facility bear interest at the prime rate plus 6%. Payment of the interest of 3% is deferred until the credit facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

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

In March of 2003, CNAF purchased the contractor’s outstanding bank debt for $16 million. The contractor purchased the bank debt from CNAF and retired it, with $11 million of the purchase price being funded under the new credit facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor’s benefit. Of these letters of credit, a replacement due to expire in August of 2004 remains in the amount of $3 million. CNAF has also provided collateral for letters of credit issued by another bank for the contractor’s benefit in the aggregate amount of $8 million. Any CNAF reimbursements or access of CNAF collateral for draws upon the banks’ letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility. As of June 30, 2004, the aggregate amount of outstanding principal and accrued interest under the credit facility was $61 million, net of participation by Loews in the amount of $24 million, including accrued interest.

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

The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards. Any losses to CNA Surety arising from bonds issued to the contractor or assumed are excluded from CNA Surety’s $40 million excess of $20 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level. Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20 million per bond. For bonds written subsequent to November 1, 2003, CNA Surety’s exposure is limited to $14.5 million per bond subject to an aggregate limit of $150 million under all facultative insurance coverage and two excess of loss treaties between CNA Surety and CCC. Both excess of loss contracts are effective January 1, 2004. The first excess of loss contract, $40 million excess of $60 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50 million excess of $100 million, provides CNA Surety with coverage for the national contractor as well as other CNA Surety risks. CNA Surety is presently in discussions with regulatory authorities concerning the level of bonds written for the national contractor.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor’s failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of the Company’s surety bonds could have a material adverse effect on the Company’s results of operations and/ or equity. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest could be up to $200 million. In addition, such failures could cause the full amount due under the credit facility to be uncollectible.

CNA Surety Corporation

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of June 30, 2004 and December 31, 2003.

Effective October 1, 2002, CCC provided an excess of loss protection for new and renewal bonds for CNA Surety for each principal exposures that exceed $60 million since October 1, 2002 in two parts — a) $40 million excess of $60 million and b) $50 million excess of $100 million for CNA Surety. Effective January 1, 2004, this contract was commuted and CCC paid CNA Surety $11 million in return premium in the first quarter of 2004 based on experience under the contract. Effective October 1, 2003, the CCC entered into a $3 million excess of $12 million excess of loss contract with CNA Surety. The reinsurance premium for the coverage provided by the $3 million excess of $12 million contract was $0.3 million plus, if applicable, additional premiums based on paid losses. The contract provided for aggregate coverage of $12 million. This contract was to expire on December 31, 2004. Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty.

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

The Company follows a permitted practice that allows CIC to classify voluntary pools that are unauthorized in South Carolina but were classified as authorized in New Hampshire, CIC’s former state

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of domicile, as authorized in order to allow credit for the related reinsurance balances. Due to CIC’s redomestication to South Carolina effective January 1, 2004, this permitted practice was requested and has been granted through the period ended December 31, 2004, and is intended to allow CIC time to pursue the authorization of certain reinsurers on a South Carolina basis. The impact of this permitted practice was to increase statutory surplus by approximately $348 million at June 30, 2004.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2004, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary dividend capacity in the amount of approximately $312 million to be used to fund the CNAF’s 2004 debt service and principal repayment requirements. As of June 30, 2004, there is approximately $55 million of dividend capacity available.

Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life and group insurance subsidiaries, were as follows.

Statutory Information

	Statutory Capital and Surplus		Statutory Net Income (Loss)		Statutory Net Income (Loss)
			Three months ended June 30		Six months ended June 30
	June 30, 2004	December 31, 2003	2004	2003	2004	2003
(In millions)
Property and casualty companies	$6,563	$6,170	139	(59)	377	0
Life and group insurance companies (a)	1,238	707	376	30	679	(62)

(a) The December 31, 2003 Statutory Capital and Surplus includes the individual life insurance business which was sold on April 30, 2004. The Statutory Net Income (loss) for the three and six months ended June 30, 2004 and 2003 includes the individual life insurance business. The Statutory Net Income (loss) for the three and six months ended June 30, 2003 includes the group benefits business sold on December 31, 2003.

Note Q. Assets and Liabilities Related to Businesses Held for Sale

In connection with CNA’s decision to focus on its property and casualty business, CNA has entered into a definitive agreement to sell the business of CNA Trust, its limited operations bank located in Costa Mesa, California, which provides full trustee and pension third-party administrative services to the under 500 employer market. Accordingly, the assets and liabilities of CNA Trust have been classified as Assets Related to Businesses Held for Sale and Liabilities Related to Businesses Held for Sale on the Condensed Consolidated Balance Sheet at June 30, 2004. The estimated fair value of the business less costs to sell exceeds the carrying value of CNA Trust, and therefore the gain will be recorded at the closing date. The transaction closed on August 1, 2004.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides the components of the assets and liabilities held for sale.

June 30, 2004	CNA Trust
(In millions)
Investments
Fixed maturity securities, available-for-sale	$8
Short term investments, available-for-sale	177

Total investments	185
Cash	7
Accrued investment income	3
Other assets	3
Property and Equipment, at cost	2

Total assets related to businesses held for sale	$200

Deferred income taxes	$1
Other liabilities	169

Total liabilities related to businesses held for sale	$170

The assets and liabilities of CNA Trust were $216 million and $184 million at December 31, 2003. The revenues of CNA Trust were $4 million and $7 million for the three months ended June 30, 2004 and 2003 and $10 million and $14 million for the six months ended June 30, 2004 and 2003. Net results for this business were a net loss of $1.8 million and net income of $0.7 million for the three months ended June 30, 2004 and 2003, and a net loss of $2.1 million and net income of $0.4 million for the six months ended June 30, 2004 and 2003.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its subsidiaries (collectively CNA or the Company). CNA is one of the largest property and casualty insurance organizations in the United States and based on 2003 statutory net written premiums, is the fourteenth largest property and casualty company.

Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNAF as of June 30, 2004. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1.

CONSOLIDATED OPERATIONS

During 2003, CNA completed a strategic review of its operations and decided to concentrate its efforts on the property and casualty business. As a result of this review, and several significant charges in 2003, a capital plan was developed to replenish the statutory capital of the property and casualty subsidiaries. A summary of the capital plan, related actions, and other significant business decisions is discussed below.

Sale of CNA Trust

In May of 2004, CNA entered into a definitive agreement to sell the business of CNA Trust to Union Bank of California. As a result of the pending sale, CNA classified the assets and liabilities of CNA Trust as Assets Related to Businesses Held for Sale and Liabilities Related to Businesses Held for Sale in the Condensed Consolidated Balance Sheets. See Note Q to the Condensed Consolidated Financial Statements in Item 1 for further discussion. The transaction closed on August 1, 2004.

Sale of Individual Life Business

On April 30, 2004, CNA completed the sale of its individual life insurance business. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses are excluded from the sale. Additionally, the Nashville, Tennessee insurance servicing and administration building was transferred as part of the sale. Consideration from the sale was approximately $700 million. CNA recorded a realized investment loss of $53 million pretax ($17 million gain after-tax) and $622 million pretax ($389 million after-tax) for the three and six months ended June 30, 2004. An estimated impairment loss was recorded in the first quarter of 2004 in anticipation of the pending sale. The disproportionate income tax provision on the loss related to the life sale for the three months ended June 30, 2004, arose from a change in estimate related to the estimated tax benefit recorded at March 31, 2004. The change in estimate is due to the completion of a formal study of the final tax basis of VFL. See Note N to the Condensed Consolidated Financial Statements in Item 1 for further discussion.

Sale of Group Benefits Business

On December 31, 2003, CNA completed the sale of the majority of its group benefits business. The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. Consideration from the sale was approximately $530 million, resulting in an after-tax realized investment loss on the sale of $122 million ($163 million pretax), including an after-tax realized investment gain of $8 million ($13 million pretax) recorded in the second quarter of 2004.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Assumed Reinsurance Renewal Rights Sale

During 2003, the Company sold the renewal rights for most of the treaty business of CNA Re and withdrew from the assumed reinsurance business. CNA will manage the run-off of its retained liabilities.

Expense Initiatives

The group benefits business, individual life and annuity insurance business and CNA Re absorbed approximately $150 million of the total shared corporate overhead expenses that are allocated to all of CNA’s businesses. The Company expects that the 2004 consolidated net operating results will include approximately $35 million after-tax of losses for these three businesses, largely due to these corporate overhead expenses. This amount has been revised from the $50 million loss estimate that was previously disclosed in the Company’s 2003 Form 10-K primarily because of the impact of the loss on the sale of the individual life business and favorable mortality and investment results in the first quarter of 2004. The 2003 expense initiative discussed below did not contemplate the sale or exit of these businesses, and therefore the savings from that initiative will be partially offset by these expenses. The primary components of the 2003 expense initiative were a reduction of the workforce by approximately five percent, lower commissions and other acquisition costs, principally related to workers compensation, and reduced spending in other areas. As of December 31, 2003, the Company has achieved the targeted workforce reduction. Actions related to reducing commissions and other acquisition expenses began in 2003 and will continue through 2004.

The Company has undertaken additional expense initiatives in 2004 that are expected to produce expense savings in excess of $100 million beginning in 2004 through 2005. The primary components of the expense initiatives are a reduction in certain business expenses through more stringent expense policies and guidelines, reduced facilities cost through consolidation of locations, and to a lesser extent, workforce reductions.

Capital Plan

The capital plan established in November of 2003 consisted of the November sale of $750 million of a new series of CNA convertible preferred stock to Loews. The preferred stock converted into 32,327,015 shares of CNAF common stock on April 20, 2004. Additionally, the capital plan included a commitment from Loews for additional capital support of up to $500 million by February 27, 2004 through the purchase of surplus notes of Continental Casualty Company (CCC), CNA’s principal insurance subsidiary, in the event certain additions to CCC’s statutory capital were not achieved through asset sales and up to an additional $150 million to support the statutory capital of CCC in the event of additional shortfalls in relation to business and asset sales. In accordance with such commitments, in February of 2004, Loews purchased $46 million of surplus notes from CCC, in relation to the sale of CNA’s group benefits business, and also purchased $300 million of additional surplus notes of CCC in relation to the sale of CNA’s individual life business, discussed above. The sale of the individual life business resulted in an addition to statutory capital in excess of $550 million. CCC received insurance regulatory approval for the repayment of the $300 million CCC Life surplus note issued in February of 2004, including accrued interest, and repaid these amounts in full on June 16, 2004. CCC plans to seek approval from the insurance regulatory authority for the repayment of the CCC Group surplus note in 2004. The purchase of the preferred stock and the surplus notes fulfilled the commitment from Loews in relation to the capital plan.

CNA FINANCIAL CORPORATION MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Revised Business Segment Reporting

As a result of the strategic review and other actions described above, CNA changed how it manages its core operations and makes business decisions. Accordingly, in the first quarter of 2004, the Company revised its reportable business segment structure to reflect these changes.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Throughout this Management’s Discussion and Analysis (MD&A), the results of operations include discussion and results for all of CNA’s businesses, including those sold or exited as described above. The following tables provide information about CNA’s results of operations for the retained and sold businesses (including the realized gains (losses) on the sale of these businesses) for the three and six months ended June 30, 2004 and 2003.

				Corporate
	Standard	Specialty	Life and Group	and Other
Consolidated Net Income (Loss)	Lines	Lines	Non-Core	Non-Core (b)	Total
Three months ended June 30, 2004
Net results of businesses retained	$148	$99	$(12)	$54	$289
Net results of businesses sold (a)	—	—	—	—	—

Total consolidated net income (loss) for the three months ended June 30, 2004	$148	$99	$(12)	$54	$289

Three months ended June 30, 2003
Net results of businesses retained	$(12)	$31	$33	$(22)	$30
Net results of businesses sold (a)	—	—	40	—	40

Total consolidated net income (loss) for the three months ended June 30, 2003	$(12)	$31	$73	$(22)	$70

(a)	Included the group benefits business sold on December 31, 2003 and the individual life business sold on April 30, 2004. The sale of the individual life business resulted in an after-tax realized investment gain on sale of $17 million for the three months ended June 30, 2004. An after-tax realized investment gain of $8 million was recorded for the three months ended June 30, 2004 related to the sale of the group benefits business.

(b)	Included $16 million and $35 million of Net Income for the three months ended June 30, 2004 and 2003, from CNA Re, which is in run-off.

				Corporate
	Standard	Specialty	Life and Group	and Other
Consolidated Net Income (Loss)	Lines	Lines	Non-Core	Non-Core (b)	Total
Six months ended June 30, 2004
Net results of businesses retained	$300	$187	$8	$71	$566
Net results of businesses sold (a)	—	—	(402)	—	(402)

Total consolidated net income (loss) for the six months ended June 30, 2004	$300	$187	$(394)	$71	$164

Six months ended June 30, 2003
Net results of businesses retained	$35	$81	$14	$3	$133
Net results of businesses sold (a)	—	—	20	—	20

Total consolidated net income (loss) for the six months ended June 30, 2003	$35	$81	$34	$3	$153

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

(a)	Included the group benefits business sold on December 31, 2003 and the individual life business sold on April 30, 2004. The sale of the individual life business resulted in an after-tax realized investment loss on sale of $389 million for the six months ended June 30, 2004. An after-tax realized investment gain of $8 million was recorded for the six months ended June 30, 2004 related to the sale of the group benefits business.

(b)	Included $37 million and $69 million of Net Income for the six months ended June 30, 2004 and 2003 from CNA Re, which is in run-off.

				Corporate
	Standard	Specialty	Life and Group	and Other
Net Earned Premiums	Lines	Lines	Non-Core	Non-Core (b)	Total
Three months ended June 30, 2004
Net earned premiums of businesses retained	$1,315	$567	$192	$22	$2,096
Net earned premiums of businesses sold (a)	—	—	10	—	10

Total net earned premiums for the three months ended June 30, 2004	$1,315	$567	$202	$22	$2,106

Three months ended June 30, 2003
Net earned premiums of businesses retained	$1,018	$459	$235	$117	$1,829
Net earned premiums of businesses sold (a)	—	—	368	—	368

Total net earned premiums for the three months ended June 30, 2003	$1,018	$459	$603	$117	$2,197

				Corporate
	Standard	Specialty	Life and Group	and Other
Net Earned Premiums	Lines	Lines	Non-Core	Non-Core (b)	Total
Six months ended June 30, 2004
Net earned premiums of businesses retained	$2,573	$1,096	$413	$77	$4,159
Net earned premiums of businesses sold (a)	—	—	115	—	115

Total net earned premiums for the six months ended June 30, 2004	$2,573	$1,096	$528	$77	$4,274

Six months ended June 30, 2003
Net earned premiums of businesses retained	$2,237	$887	$458	$265	$3,847
Net earned premiums of businesses sold (a)	—	—	731	—	731

Total net earned premiums for the six months ended June 30, 2003	$2,237	$887	$1,189	$265	$4,578

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

(a)	Includes the group benefits business sold on December 31, 2003 and the individual life business sold on April 30, 2004.

(b)	Includes $27 million and $134 million of Net Earned Premiums for the three months ended June 30, 2004 and 2003 and $100 million and $287 million of Net Earned Premiums for the six months ended June 30, 2004 and 2003 from CNA Re, which is in run-off.

Reclassification of Change in Allowance for Uncollectible Reinsurance

In the second quarter of 2004, the expenses incurred related to uncollectible reinsurance receivables were reclassified from “Other operating expenses” to “Insurance claims and policyholders’ benefits” on the Condensed Consolidated Statements of Operations. Prior period amounts and ratios have been reclassified to conform to the current year presentation. This reclassification had no impact on net income (loss) or the combined ratios in any period; however, this change will generally have an unfavorable impact on the loss and loss adjustment expense ratios and a favorable impact on the expense ratios.

The following table includes the consolidated results of operations. For more detailed components of CNA’s business operations, see the segment discussions within this MD&A.

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions, except per share data)
Revenues
Net earned premiums	$2,106	$2,197	$4,274	$4,578
Net investment income	380	427	853	859
Realized investment gains (losses), net of participating policyholders’ and minority interests	105	378	(353)	302
Other revenues	72	97	154	205

Total revenues	2,663	3,099	4,928	5,944

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,625	2,108	3,263	3,978
Amortization of deferred acquisition costs	307	481	740	939
Other operating expenses	375	400	707	779
Interest	31	33	66	67

Total claims, benefits and expenses	2,338	3,022	4,776	5,763

Income before income tax and minority interest	325	77	152	181
Income tax (expense) benefit	(29)	(5)	25	(23)
Minority interest	(7)	(2)	(13)	(5)

Net income	$289	$70	$164	$153

Basic and Diluted Earnings Per Share
Basic and diluted earnings per share available to common stockholders	$1.07	$0.25	$0.52	$0.55

Weighted average outstanding common stock and common stock equivalents	255.9	223.6	255.9	223.6

Three Month Comparison

Net income increased $219 million for the three months ended June 30, 2004 as compared with the same period in 2003. This improvement was driven primarily by lower unfavorable net prior year development and decreased expenses, as discussed below. These improvements were partially offset by decreased net realized investment gains.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Realized investment gains were $105 million and $378 million for the three months ended June 30, 2004 and 2003. The decline in pretax realized gains was primarily driven by unfavorable results in fixed maturity securities, partially offset by a $162 million pretax gain on the disposition of the Company’s equity holdings of Canary Wharf Group PLC (Canary Wharf), a London-based real estate investment, and increased realized gains related to derivative securities.

Net earned premiums decreased $91 million for the three months ended June 30, 2004 as compared with the same period in 2003. The decrease in net earned premiums was due primarily to reduced premium from the Life and Group businesses as well as CNA Re as a result of the decisions made in 2003 to focus on the core property and casualty business. Partially offsetting these items were decreased premiums ceded to corporate aggregate reinsurance treaties and other treaties in the second quarter of 2004 as compared to the second quarter of 2003, principally due to the unfavorable net prior year development recorded in the second quarter of 2003.

Six Month Comparison

Net income increased $11 million for the six months ended June 30, 2004 as compared with the same period in 2003. This improvement was driven primarily by improved underwriting results in the property and casualty segments including decreased unfavorable net prior year development, as discussed below. These increases were partially offset by reduced net realized investment results in 2004 as compared to gains in 2003.

Realized investment losses were $353 million for the six months ended June 30, 2004 as compared to realized investment gains of $302 million for the six months ended June 30, 2003. The decrease in the pretax investment results was due primarily to a $622 million pretax loss on the sale of individual life insurance business, and decreased realized gains for fixed maturity securities. These decreases were partially offset by a $162 million pretax gain on Canary Wharf, and increased realized gains for derivative securities.

Net earned premiums decreased $304 million for the six months ended June 30, 2004 as compared with the same period in 2003. The decrease in net earned premiums was due primarily to reduced premium from the individual life and group benefits businesses as well as CNA Re as a result of the decisions made in 2003 to focus on the core property and casualty business. Partially offsetting these items were decreased premiums ceded to corporate aggregate and other reinsurance treaties in 2004 as compared to 2003 principally due to the unfavorable net prior year development recorded in the second quarter of 2003.

Net Prior Year Development

A significant component of the results of operations for the period ended June 30, 2003 was unfavorable net prior year development recorded for the property and casualty and the non-core segments. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable.

CNA FINANCIAL CORPORATION MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The following tables summarize the pretax net prior year development by segment for the three and six months ended June 30, 2004 and 2003.

Net Prior Year Development

For the three months ended	Standard	Specialty	Corporate and Other
June 30, 2004	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:
Core (Non-APMT)	$115	$73	$2	$190
APMT	—	—	31	31

Total	115	73	33	221

Pretax unfavorable net prior year development before impact of premium development	115	73	33	221

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(92)	(13)	11	(94)
Ceded premiums related to corporate aggregate reinsurance treaties	2	—	1	3

Total premium development	(90)	(13)	12	(91)

Total unfavorable net prior year development (pretax)	$25	$60	$45	$130

Total unfavorable net prior year development (after-tax)	$16	$39	$30	$85

Net Prior Year Development

For the three months ended	Standard	Specialty	Corporate
June 30, 2003	Lines	Lines	and Other Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:
Core (Non-APMT)	$246	$101	$118	$465
Ceded losses related to corporate aggregate reinsurance treaties	(180)	—	(24)	(204)

Pretax unfavorable net prior year development before impact of premium development	66	101	94	261

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	116	3	(8)	111
Ceded premiums related to corporate aggregate reinsurance treaties	105	—	14	119

Total premium development	221	3	6	230

Total unfavorable net prior year development (pretax)	$287	$104	$100	$491

Total unfavorable net prior year development (after-tax)	$187	$68	$65	$320

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net Prior Year Development

For the six months ended	Standard	Specialty	Corporate and
June 30, 2004	Lines	Lines	Other Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:
Core (Non-APMT)	$113	$74	$13	$200
APMT	—	—	40	40

Total	113	74	53	240

Pretax unfavorable net prior year development before impact of premium development	113	74	53	240

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(108)	(14)	10	(112)
Ceded premiums related to corporate aggregate reinsurance treaties	2	—	1	3

Total premium development	(106)	(14)	11	(109)

Total unfavorable net prior year development (pretax)	$7	$60	$64	$131

Total unfavorable net prior year development (after-tax)	$4	$39	$42	$85

Net Prior Year Development

For the six months ended	Standard	Specialty	Corporate and
June 30, 2003	Lines	Lines	Other Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:
Core (Non-APMT)	$314	$99	$148	$561
Ceded losses related to corporate aggregate reinsurance treaties	(180)	—	(24)	(204)

Pretax unfavorable net prior year development before impact of premium development	134	99	124	357

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	75	(7)	(23)	45
Ceded premiums related to corporate aggregate reinsurance treaties	105	—	14	119

Total premium development	180	(7)	(9)	164

Total unfavorable net prior year development (pretax)	$314	$92	$115	$521

Total unfavorable net prior year development (after-tax)	$204	$59	$75	$338

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

The accounting estimates discussed below are considered by management to be critical to an understanding of CNA’s Condensed Consolidated Financial Statements as their application places the most significant demands on management’s judgment. Note A of the Consolidated Financial Statements included under Item 8 of the Company’s Form 10-K for the year ended December 31, 2003 should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and have a material adverse impact on the Company’s results of operations or equity.

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity, as well as assumptions about expected investment returns. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals for prior accident years are defined as development within this MD&A. These changes can be favorable or unfavorable. The inherent risks associated with the reserving process are discussed in the Reserves — Estimates and Uncertainties section below.

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

The Company’s investment portfolio is subject to market declines below book value that may be other-than-temporary. The Company has an Impairment Committee, which reviews the investment portfolio on

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the results of operations in the period in which the determination occurred.

In March of 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS 115 Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004.

The Company is currently evaluating the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities. Adoption of this standard may cause the Company to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and will likely also impact the recognition of investment income on impaired securities. Such an impact will likely increase earnings volatility in future periods. However, since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on equity. Further information on the Company’s investments is provided in the Investments section below.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Loans to National Contractor

CNAF has made loans through a credit facility provided to a national contractor to whom CNA Surety Corporation (CNA Surety) provides significant amounts of surety bond insurance coverage. As of June 30, 2004, the aggregate amount of outstanding principal and accrued interest under the credit facility was $61 million net of participation by Loews in the amount of $24 million. The credit facility was established to help the contractor meet its liquidity needs. The contractor has initiated restructuring efforts to reduce costs and improve cash flow and is attempting to develop additional sources of funds. Based on the contractor’s restructuring efforts to date, the Company estimates that amounts due under the credit facility are collectible. Further information on the Company’s exposure to this national contractor and this credit agreement are provided in Note O of the Condensed Consolidated Financial Statements included under Item 1, and the Liquidity and Capital Resources section below.

Reserves — Estimates and Uncertainties

The Company maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses and future policy benefits, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled and claims that have been incurred but not reported (IBNR). Claim and claim adjustment expense and future policy benefit reserves are reflected as liabilities on the Condensed Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined.

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

The Company’s recorded Insurance Reserves, including APMT reserves, reflect management’s best estimate as of a particular point in time based upon known facts, current law and management’s judgment. In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in the Company identifying information and trends that have caused the Company to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect the Company’s results of operations, equity, business, insurer financial strength and debt ratings. See the Ratings section of this MD&A for further information on the Company’s ratings. In addition, the Company periodically undergoes state regulatory financial examinations. See the Regulatory Matters section of the MD&A for further information.

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

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $56 million and $93 million for the three months ended June 30, 2004 and 2003, and $106

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

million and $140 million for the six months ended June 30, 2004 and 2003. The amount subject to interest crediting rates on such contracts was $2,696 million and $2,789 million at June 30, 2004 and December 31, 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

The following table summarizes the amounts receivable from reinsurers at June 30, 2004 and December 31, 2003.

Components of reinsurance receivables	June 30, 2004	December 31, 2003
(In millions)
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$14,134	$14,216
Ceded future policy benefits	1,229	1,218
Ceded policyholders’ funds	68	7
Billed reinsurance receivables	723	813

Reinsurance receivables	16,154	16,254
Allowance for uncollectible reinsurance	(503)	(573)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$15,651	$15,681

The Company has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $503 million and $573 million at June 30, 2004 and December 31, 2003. The net decrease in the allowance was primarily due to a release of a previously established allowance related to The Trenwick Group resulting from the finalization of commutation agreements in the second quarter of 2004, partially offset by a net increase in the allowance for other reinsurance receivables. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” on the Condensed Consolidated Statements of Operations.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

For the six months ended June 30	Direct	Assumed	Ceded	Net
(In millions)
2004
Property and casualty	$5,393	$127	$1,758	$3,762
Accident and health	659	26	291	394
Life	323	—	205	118

Total earned premiums	$6,375	$153	$2,254	$4,274

2003
Property and casualty	$5,281	$376	$2,222	$3,435
Accident and health	790	55	29	816
Life	529	9	211	327

Total earned premiums	$6,600	$440	$2,462	$4,578

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

The pretax impact of the Aggregate Cover was as follows:

Pretax Impact of Aggregate Cover

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Ceded earned premiums	$(3)	$(28)	$(3)	$(28)
Ceded claim and claim adjustment expense	—	78	—	78
Interest charges	(22)	(22)	(42)	(35)

Pretax benefit (expense)	$(25)	$28	$(45)	$15

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. During 2003, the aggregate limits under the CCC Cover were fully utilized. If the aggregate loss ratio would exceed these certain thresholds, then additional interest charges on funds withheld would be approximately $32 million in 2004.

The pretax impact of the CCC Cover was as follows:

Pretax Impact of CCC Cover

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Ceded earned premiums	$—	$(91)	$—	$(91)
Ceded claim and claim adjustment expense	—	126	—	126
Interest charges	(11)	(27)	(22)	(35)

Pretax benefit (expense)	$(11)	$8	$(22)	$—

The pretax impact by operating segment of the Aggregate Cover and the CCC Cover was as follows:

Pretax Impact of Aggregate Cover and CCC Cover

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Standard Lines	$(23)	$35	$(43)	$21
Specialty Lines	(4)	(1)	(6)	(2)
Corporate and Other	(9)	2	(18)	(4)

Pretax benefit (expense)	$(36)	$36	$(67)	$15

Terrorism Insurance

CNA and the insurance industry incurred substantial losses related to the 2001 World Trade Center event. For the most part, the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.

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

The Company is required to participate in the program, but it does not cover life or health insurance products. State law limitations applying to premiums and policies for terrorism coverage are not generally affected under the program. The Act requires insurers to offer terrorism coverage through 2004. On June 18, 2004, the Department of the Treasury announced its decision to extend this offer requirement until December 31, 2005.

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

As noted, the Act expires on December 31, 2005. It is expected that attempts will be made to secure extension of the Act in Congress. However, passage of a law extending the Act is by no means assured. Among other steps, CNA will, if the Act is not extended, seek to exclude risks with perceived terrorism exposure, to the extent permitted by law. Strict underwriting standards and risk avoidance measures will be taken where exclusions are not permitted. Annual policy renewals with effective dates of January 1, 2005 or later will be underwritten with the assumption that that Act will not be extended and that no Federal backstop for terrorism exposure will be available. In advance of that date, CNA expects to apply for regulatory approval of terrorism exclusions. There is no assurance that CNA will be able to eliminate or limit terrorism exposure risks in coverages, or that regulatory authorities will approve policy exclusions for terrorism.

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

No restructuring and other related charges related to the IT Plan were incurred for the three or six months ended June 30, 2004 and 2003. During 2004, $1 million in payments were charged against the liability. As of June 30, 2004, the accrued liability relating to employee termination and related benefit costs was $3 million. The remaining accrual is expected to be paid in 2004.

No restructuring and other related charges related to the 2001 Plan were incurred for the three or six months ended June 30, 2004 and 2003. During 2004, $4 million in payments for lease termination costs were charged against the liability. As of June 30, 2004, the accrued liability, relating primarily to lease termination costs, was $16 million. Of the remaining accrual, approximately $3 million is expected to be paid in 2004.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Reconciliation of Underwriting Income to Net Income

Three months ended	Standard	Specialty
June 30, 2004	Lines	Lines
(In millions)
Underwriting income	$4	$57
Net investment income	119	59
Other revenues	30	32
Other expenses	(28)	(28)

Income before income tax expense, minority interest and net realized investment gains	125	120
Income tax expense	(25)	(34)
Minority interest	(2)	(5)

Income before net realized investment gains	98	81
Realized investment gains, net of participating policyholders’ and minority interest	77	30
Income tax (expense) on realized investment gains	(27)	(12)

Net income	$148	$99

Reconciliation of Underwriting Loss to Net Income (Loss)

Three months ended	Standard	Specialty
June 30, 2003	Lines	Lines
(In millions)
Underwriting loss	$(327)	$(71)
Net investment income	105	53
Other revenues	61	30
Other expenses	(60)	(25)

Loss before income tax benefit, minority interest and net realized investment gains	(221)	(13)
Income tax benefit	85	9
Minority interest	2	(3)

Loss before net realized investment gains	(134)	(7)
Realized investment gains, net of participating policyholders’ and minority interest	184	59
Income tax expense on realized investment gains	(62)	(21)

Net income (loss)	$(12)	$31

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Reconciliation of Underwriting Income to Net Income

Six months ended	Standard	Specialty
June 30, 2004	Lines	Lines
(In millions)
Underwriting income	$7	$110
Net investment income	257	121
Other revenues	70	57
Other expenses	(59)	(55)

Income before income tax benefit, minority interest and net realized investment gains	275	233
Income tax (expense)	(59)	(68)
Minority interest	(4)	(9)

Income before net realized investment gains	212	156
Realized investment gains, net of participating policyholders’ and minority interest	134	50
Income tax (expense) on realized investment gains	(46)	(19)

Net income	$300	$187

Reconciliation of Underwriting Loss to Net Income

Six months ended	Standard	Specialty
June 30, 2003	Lines	Lines
(In millions)
Underwriting loss	$(414)	$(50)
Net investment income	234	102
Other revenues	132	47
Other expenses	(123)	(38)

Income (loss) before income tax (benefit) expense, minority interest and net realized investment gains	(171)	61
Income tax (expense) benefit	80	(15)
Minority interest	1	(5)

Income (loss) before net realized investment gains	(90)	41
Realized investment gains, net of participating policyholders’ and minority interest	191	62
Income tax (expense) on realized investment gains	(66)	(22)

Net income	$35	$81

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

SEGMENT RESULTS

The following discusses the results of operations for the Company’s operating segments. Prior period segment disclosures have been presented in conformity with the current segment classification.

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

Standard Lines now includes Property, Casualty and CNA Global.

Property provides standard and excess property coverage, as well as boiler and machinery to a wide range of businesses.

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

The following table summarizes the results of operations for Standard Lines.

Results of Operations

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Net written premiums	$1,209	$1,087	$2,474	$2,360
Net earned premiums	1,315	1,018	2,573	2,237
Underwriting income (loss)	4	(327)	7	(414)
Income (loss) before net realized investment gains	98	(134)	212	(90)
Net realized investment gains	50	122	88	125
Net income (loss)	148	(12)	300	35
Ratios
Loss and loss adjustment expense	70.5%	88.0%	68.0%	80.0%
Expense	30.3	43.0	31.9	37.3
Dividend	(1.1)	1.1	(0.2)	1.2

Combined	99.7%	132.1%	99.7%	118.5%

Three Month Comparison

Net income increased $160 million for the three months ended June 30, 2004 as compared with the same period in 2003. This improvement was driven primarily by decreased unfavorable net prior year development, as discussed below, and increased net investment income. These increases in net income were partially offset by decreased net realized investment gains. See the Investments section of the MD&A for further discussion on net investment income and net realized investment gains.

Net written premiums for Standard Lines increased $122 million for the three months ended June 30, 2004 as compared with the same period in 2003. This increase was primarily driven by decreased premiums ceded to corporate aggregate and other reinsurance treaties in 2004 as compared with 2003, principally due to the unfavorable net prior year development recorded in the second quarter of 2003. The increase in net written premiums was partially offset by decreased retention and new business across most property and casualty lines. Specifically impacting retention was the impact of intentional underwriting actions, including reductions in certain E&S programs, habitational construction business, silica-related risks, and workers’ compensation policies classified as high hazard. The net written premium results are consistent with the Company’s strategy of portfolio optimization. The Company’s priority is a diversified portfolio in profitable classes of business.

Standard Lines averaged rate increases of 5% and 17% for the three months ended June 30, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 67% and 75% were achieved for those contracts that were up for renewal.

Net earned premiums increased $297 million for the three months ended June 30, 2004 as compared with the same period in 2003. These increases were primarily driven by increased favorable net prior year premium development and decreased ceded premiums related to corporate aggregate and other reinsurance treaties as described above.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Underwriting results improved by $331 million and the combined ratio decreased 32.4 points for the three months ended June 30, 2004 as compared with the same period in 2003. The loss ratio decreased 17.5 points primarily due to decreased net unfavorable prior year development and lower catastrophe losses. Catastrophe losses of $4 million and $48 million were recorded for the three months ended June 30, 2004 and 2003. Catastrophe losses recorded in the second quarter of 2003 were primarily related to Texas tornados and Midwest rain storms.

The expense ratio decreased 12.7 points for the three months ended June 30, 2004 as compared with the same period in 2003. This decrease was primarily due to reduced expenses as a result of the expense initiatives described above. Also contributing to this decrease was an increased net earned premium base and a decrease in the change in provision for insurance receivables in 2004 as compared with the same period in 2003.

The dividend ratio decreased 2.2 points for the three months ended June 30, 2004 as compared with the same period in 2003 due to net prior year favorable dividend development, primarily related to workers compensation products. A review was completed in the second quarter of 2004 which indicated dividend development that was lower than prior expectations based on decreased usage of dividend programs.

Unfavorable net prior year development of $25 million was recorded for the three months ended June 30, 2004, including $115 million of unfavorable claim and allocated claim adjustment expense reserve development and $90 million of favorable premium development. Unfavorable net prior year development of $287 million, including $66 million of unfavorable claim and allocated claim adjustment expense reserve development and $221 million of unfavorable premium development, was recorded for the same period in 2003.

In the second quarter of 2004, the Company finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.

Approximately $75 million of unfavorable net prior year claim and allocated claim adjustment expense development recorded in the second quarter of 2004 resulted from increased severity trends for workers compensation on large account policies primarily in accident years 2002 and prior. Favorable premium development on retrospectively rated large account policies of $25 million was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense development. Also, favorable net prior year premium development of approximately $60 million resulted primarily from higher audit and endorsement premiums on workers compensation and general liability policies. Approximately $30 million of the unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to the higher audit and endorsement premium.

The following discusses net prior year development for Standard Lines recorded for the three months ended June 30, 2003.

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

Offsetting these unfavorable developments for the three months ended June 30, 2003, was a $75 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit is comprised of $180 million of ceded losses and $105 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of the MD&A for further discussion of the Company’s aggregate reinsurance treaties.

Six Month Comparison

Net income increased $265 million for the six months ended June 30, 2004 as compared with the same period in 2003. This increase in net income was attributable to the same reasons as discussed above in the three month comparison.

Net written premiums for Standard Lines increased $114 million and net earned premiums increased $336 million for the six months ended June 30, 2004 as compared with the same period in 2003. These increases in net written and earned premiums were attributable to the same reasons as discussed above in the three month comparison.

Standard Lines averaged rate increases of 5% and 18% for the six months ended June 30, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 70% and 73% were achieved for those contracts that were up for renewal. Competitive market pressures are expected to continue to contribute to the moderation in rate increases as property and casualty market pricing continues to soften.

Underwriting results improved by $421 million and the combined ratio decreased 18.8 points for the six months ended June 30, 2004 as compared with the same period in 2003. The loss ratio decreased 12.0 points primarily due to decreased net unfavorable prior year development and lower catastrophe losses. Catastrophe losses of $10 million and $62 million were recorded for the six months ended June 30, 2004

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

and 2003. Catastrophe losses recorded in the first half of 2003 were primarily related to Texas tornados and Midwest rain storms.

The expense ratio decreased 5.4 points for the six months ended June 30, 2004 as compared with the same period in 2003. This decrease was primarily due to reduced expenses driven by the Company’s expense initiatives. Also contributing to the decrease was an increased net earned premium base and a decrease in the bad debt provision recorded for insurance receivables as discussed above in the three months comparison.

The dividend ratio decreased 1.4 points for the six months ended June 30, 2004 as compared with the same period in 2003 due to net prior year favorable development as discussed in the three months comparison.

Unfavorable net prior year development of $7 million was recorded for the six months ended June 30, 2004, including $113 million of unfavorable claim and allocated claim adjustment expense reserve development and $106 million of favorable premium development. Unfavorable net prior year development of $314 million, including $134 million of unfavorable claim and allocated claim adjustment expense reserve development and $180 million of unfavorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for Standard Lines were $14,275 million and $14,282 million at June 30, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $9,083 million and $8,967 million at June 30, 2004 and December 31, 2003.

For the six months ended June 30, 2004, the Company recorded pretax income of $9 million related to a net reduction of the allowance for uncollectible reinsurance receivables, due to the reasons discussed above.

See the three months comparison above for discussion of net prior year development for the six months ended June 30, 2004.

The following discusses net prior year development for Standard Lines recorded for the six months ended June 30, 2003.

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

Offsetting these unfavorable developments for the three months ended June 30, 2003, was a $75 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit is comprised of $180 million of ceded losses and $105 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of the MD&A for further discussion of the Company’s aggregate reinsurance treaties.

Favorable prior year claim and allocated claim adjustment expense reserve development was also recorded in property lines during 2003. The favorable reserve development was principally from accident years 2001 and 2002 and was the result of the lower than expected number of large losses in recent years.

SPECIALTY LINES

Business Overview

Specialty Lines provides professional, financial and specialty property and casualty products and services through a network of brokers, managing general underwriters and independent agencies. Specialty Lines provides solutions for managing the risks of its clients, including architects, engineers, lawyers, healthcare professionals, financial intermediaries and corporate directors and officers (D&O). Product offerings also include surety and fidelity bonds and vehicle and equipment warranty services.

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

Surety consists primarily of CNA Surety and its insurance subsidiaries and offers small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of independent agencies. CNA owns approximately 64% of CNA Surety.

Warranty provides warranty service contracts that protect individuals and businesses from the FINANCIAL burden associated with breakdown, under-performance or maintenance of a product. Warranty’s business activities are primarily performed through a wholly owned subsidiary, CNA National Warranty Corporation, which sells vehicle service contracts in the United States and Canada.

The following table summarizes the results of operations for Specialty Lines.

Results of Operations

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Net written premiums	$592	$487	$1,173	$963
Net earned premiums	567	459	1,096	887
Underwriting income (loss)	57	(71)	110	(50)
Income (loss) before net realized investment gains	81	(7)	156	41
Net realized investment gains	18	38	31	40
Net income	99	31	187	81
Ratios
Loss and loss adjustment expense	64.2%	87.5%	63.6%	77.3%
Expense	25.6	27.9	26.1	28.2
Dividend	0.2	0.1	0.3	0.1

Combined	90.0%	115.5%	90.0%	105.6%

Three Month Comparison

Net income increased $68 million for the three months ended June 30, 2004 as compared with the same period in 2003. This improvement was driven primarily by improved underwriting results and increased net investment income. The increases in net income were partially offset by decreased net realized investment gains. See the Investments section of the MD&A for further discussion on net investment income and net realized investment gains.

Net written premiums for Specialty Lines increased $105 million and net earned premiums increased $108 million for the three months ended June 30, 2004 as compared with the same period in 2003. These increases were primarily driven by increases in rate and new business, principally in Professional Liability Insurance (CNA Pro).

Specialty Lines averaged rate increases of 10% and 29% for the three months ended June 30, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 79% and 81% were achieved for those contracts that were up for renewal.

Underwriting results improved by $128 million and the combined ratio decreased 25.5 points for the three months ended June 30, 2004 as compared with the same period in 2003. The loss ratio decreased 23.3 points due principally to decreased unfavorable net prior year development, an improvement in the current net accident year loss ratio and a decrease in bad debt reserves for uncollectible reinsurance.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The expense ratio decreased 2.3 points primarily due to decreased underwriting expenses due to the Company’s expense initiatives and the increased earned premium base.

Unfavorable net prior year development was $60 million, including $73 million of unfavorable claim and allocated claim adjustment expense and $13 million of favorable premium development, for the three months ended June 30, 2004. Unfavorable net prior year development of $104 million, including $101 million of unfavorable claim and allocated claim adjustment expense development and $3 million of unfavorable premium development, was recorded for the same period in 2003.

In the second quarter of 2004, the Company finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. The remaining unfavorable net prior year claim and allocated claim adjustment expense reserve development was principally the result of the increased emergence of several large D&O claims primarily in recent accident years.

For the three months ended June 30, 2004, the Company recorded pretax income of $59 million related to a net reduction of the allowance for uncollectible reinsurance receivables, primarily due to a release of a previously established allowance related to Trenwick. The release resulted from the finalization of commutation agreements in the second quarter of 2004. The commutation resulted in unfavorable net prior year development which is reflected within the development noted above.

The following discusses net prior year development for Specialty Lines recorded for the three months ended June 30, 2003.

Unfavorable net prior year claim and allocated claim adjustment expense of approximately $50 million was recorded for directors and officers exposures, as a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development was recorded primarily in accident years 2001 and 2002.

Approximately $37 million of losses were recorded as the result of a commutation of three ceded reinsurance treaties covering CNA HealthPro, related to accident years 1999 through 2001.

Approximately $21 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the Surety line of business as the result of developments on one large claim.

Six Month Comparison

Net income increased $106 million for the six months ended June 30, 2004 as compared with the same period in 2003. This increase in net income was primarily attributable to the same reasons as discussed above in the three month comparison.

Net written premiums for Specialty Lines increased $210 million and net earned premiums increased $209 million for the six months ended June 30, 2004 as compared with the same period in 2003. These increases in net written and net earned premiums were primarily attributable to the same reasons as discussed above in the three month comparison.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Specialty Lines averaged rate increases of 12% and 33% for the six months ended June 30, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 81% and 80% were achieved for those contracts that were up for renewal.

Underwriting results improved by $160 million and the combined ratio decreased 15.6 points for the six months ended June 30, 2004 as compared with the same period in 2003. The loss ratio decreased 13.7 points due principally to decreased net prior year development and an improvement in the current net accident year loss ratio.

The expense ratio decreased 2.1 points due primarily to decreased underwriting expenses as discussed above in the three month comparison.

Unfavorable net prior year development was $60 million, including $74 million of unfavorable claim and allocated claim adjustment expense and $14 million of favorable premium development for the six months ended June 30, 2004. Unfavorable net prior year development of $92 million, including $99 million of unfavorable claim and allocated claim adjustment expense development and $7 million of favorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for Specialty Lines were $4,576 million and $4,200 million at June 30, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $3,130 million and $2,919 million at June 30, 2004 and December 31, 2003.

Net prior year development recorded in both 2004 and 2003 for Specialty Lines was described above in the three month comparison.

For the six months ended June 30, 2004, the Company recorded pretax income of $59 million related to a net reduction of the allowance for uncollectible reinsurance receivables, due to the reasons noted above.

LIFE AND GROUP NON-CORE

Business Overview

Group Operations and Life Operations (formerly separate reportable segments) have now been combined into one reportable segment where the operating results from the run-off of the retained group and life products will be reported as Life and Group Non-Core. Additionally, certain run-off life and group operations, including group reinsurance, are also included in the Life and Group Non-Core segment. The segment results include results of the individual life business that was sold on April 30, 2004, for periods prior to the sale.

Life and Group Non-Core includes the following lines of business: Life & Annuity, Health and Other.

Life & Annuity consists primarily of individual term, universal life and permanent life insurance products, as well as individual annuity products. On April 30, 2004, CNA completed the sale of this individual life business as described in the Consolidated Operations section of this MD&A.

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

The following table summarizes the results of operations for Life and Group Non-Core.

Results of Operations

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Net earned premiums	$202	$603	$528	$1,189
Income (loss) before net realized investment gains (losses)	(26)	38	(7)	67
Net realized investment gains (losses)	14	35	(387)	(33)
Net income (loss)	(12)	73	(394)	34

Three Month Comparison

Net earned premiums for Life and Group Non-Core decreased $401 million in the second quarter of 2004 as compared with the same period in 2003. The decrease in net earned premiums was due primarily to the absence of premiums from the group benefits and the individual life businesses. The group benefits business was sold on December 31, 2003 and the individual life business was sold on April 30, 2004. Net earned premiums for the sold life and group businesses were $10 million and $368 million for the three months ended June 30, 2004 and 2003. Net earned premiums also decreased in the remaining lines of business, which are in runoff and are expected to continue to decrease.

Net results decreased $85 million in the second quarter of 2004 as compared with the same period in 2003. The decrease in net results related primarily to the absence of favorable results from the group benefits and individual life businesses. Net income for the sold life and group businesses was $0.2 million and $40 million of net income for the three months ended June 30, 2004 and 2003. Also, net results decreased in the second quarter of 2004 as compared with the same period in 2003 as a result of a $22 million after-tax ($34 million pretax) increase in insurance reserves and the allowance for uncollectible reinsurance related to assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health exposures (IGI Program) and the Company’s past participation in accident and health reinsurance programs.

Six Month Comparison

Net earned premiums for Life and Group Non-Core decreased $661 million for the six months ended June 30, 2004 as compared with the same period in 2003. The decrease in net earned premiums was due primarily to the absence of premiums from the group benefits and the individual life businesses. Net earned premiums for the sold life and group businesses were $115 million and $731 million for the six months ended June 30, 2004 and 2003. Net earned premiums also decreased in the remaining lines of business, which are in runoff and are expected to continue to decrease.

Net results decreased $428 million for the six months ended June 30, 2004 as compared with the same period in 2003. The decrease in net results related primarily to net realized investment losses, including the realized loss of approximately $622 million pretax ($389 million after-tax) for the sale of the individual life business. Net results also decreased due to the absence of favorable results from the group benefits and individual life businesses and the strengthening of IGI insurance reserves and the allowance for uncollectible reinsurance reserves as discussed above. Net results for the sold life and group businesses were $402 million of net loss (including the loss on sale) and $20 million of net income for the six months ended June 30, 2004 and 2003.

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

The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including APMT and intrasegment eliminations.

Results of Operations

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Revenues	$120	$228	$252	$424
Net income (loss)	54	(22)	71	3

Three Month Comparison

Revenues decreased $108 million for the three months ended June 30, 2004 as compared with the same period in 2003. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in 2003 and decreased net realized investment gains. See the Investments section of this MD&A for additional information on net realized investment gains (losses).

Net income increased $76 million for the three months ended June 30, 2004 as compared with the same period in 2003. The increase in net income was due primarily to lower unfavorable net prior year development, a $12 million after-tax reduction of unallocated loss adjustment expenses (ULAE) reserves in connection with a favorable extra contractual-obligation claim settlement and a decrease in the provision for uncollectible reinsurance receivables. The company recorded a $14 million after-tax ($22 million pretax) net reduction in the allowance for uncollectible reinsurance receivables for the three months ended June 30, 2004, primarily related to the Trenwick Group commutation noted below, as compared with a $26 million after-tax ($40 million pretax) increase which was recorded in the same period in 2003.

Unfavorable net prior year development of $45 million was recorded for the three months ended June 30, 2004, including $33 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $12 million of unfavorable premium development. Unfavorable net prior year development of $100 million was recorded for the three months ended June 30, 2003, including $94 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $6 million of unfavorable premium development.

The net prior year development recorded for the three months ended June 30, 2004 relates to commutation agreements with several members of the Trenwick Group which resulted in unfavorable net

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

prior year development which was partially offset by a release of a previously established allowance for uncollectible reinsurance.

The following discusses net prior year development for the Corporate and Other Non-Core Segment recorded for the three months ended June 30, 2003

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75 million was recorded in the second quarter of 2003 related to an adverse arbitration decision involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which the Company was a participant. The loss was caused by a fire which occurred in 1995. The Company no longer participates in this pool.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25 million was recorded in CNA Re primarily for directors and officers exposures. The reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development was recorded in accident years 2000 and 2001.

Offsetting this unfavorable development was a $10 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $24 million of ceded losses and $14 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion.

Six Month Comparison

Revenues decreased $172 million for the six months ended June 30, 2004 as compared with the same period in 2003. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in 2003. Partially offsetting these decreases was an increase in net investment income. See the Investments section of this MD&A for additional information on net realized investment gains (losses) and net investment income.

Net income increased $68 million for the six months ended June 30, 2004 as compared with the same period in 2003. The increase in net income was due primarily to the reasons discussed above.

Unfavorable net prior year development of $64 million was recorded for the six months ended June 30, 2004, including $53 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $11 million of unfavorable premium development. Unfavorable net prior year development of $115 million was recorded for the six months ended June 30, 2003, including $124 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $9 million of favorable premium development. The gross carried claim and claim adjustment expense reserves for Corporate and Other Non-Core were $8,979 million and $9,672 million at June 30, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $3,391 million and $3,737 million at June 30, 2004 and December 31, 2003.

Net prior year development recorded in both 2004 and 2003 for Corporate and Other Non-Core was described above in the three month comparison.

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

Asbestos and Environmental Pollution and Mass Tort Reserves

	June 30, 2004		December 31, 2003
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)
Gross reserves	$3,282	$812	$3,347	$839
Ceded reserves	(1,541)	(288)	(1,580)	(262)

Net reserves	$1,741	$524	$1,767	$577

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

As a result of bankruptcies and insolvencies, management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003, but the rate of increase has moderated in the first half of 2004.

As of June 30, 2004 and December 31, 2003, CNA carried approximately $1,741 million and $1,767 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $40 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2004 and no asbestos-related net claim and claim adjustment expense development for the same periods in 2003. The unfavorable net prior year development was primarily related to a commutation loss related to Trenwick. The Company paid asbestos-related claims, net of reinsurance recoveries, of $66 million and $70 million for the six months ended June 30, 2004 and 2003.

The Company has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At June 30, 2004, CNA had eleven structured settlement agreements with a reserve net of reinsurance of $180 million. As to the eleven structured settlement agreements existing at June 30, 2004, payment obligations under those settlement agreements are projected to terminate by 2016. At December 31, 2003, CNA had structured settlement agreements with nine of its policyholders for which it has future payment obligations with a reserve, net of reinsurance, of $188 million.

In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At June 30, 2004, CNA had remaining payment obligations for four accounts. With respect to these four remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a recorded reserve of $19 million, net of reinsurance. At December 31, 2003, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts and had a recorded reserve of $23 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities. As of June 30, 2004, CNA had negotiated thirty-one coverage in place agreements. The Company has evaluated these commitments and the expected reinsurance recoveries under these agreements and has recorded a reserve of $90 million, net of reinsurance as of June 30, 2004. As of December 31, 2003, CNA had negotiated thirty-two such agreements and had established a reserve of $109 million, net of reinsurance.

The Company categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. The Company has made closing large accounts a significant management priority. At June 30, 2004, the Company had 174 large accounts and had established reserves of $393 million, net of reinsurance. At December 31, 2003, CNA had 160 large accounts with reserves of $405 million, net of reinsurance. Large accounts are typically accounts that have been long identified as significant asbestos exposures. In the 2003 ground up reserve study, the Company observed that underlying layers of primary, umbrella and lower layer excess policies were exhausting at accelerated rates due to increased claims volumes, claims severities and increased defense expense incurred in litigating claims. Those accounts where the Company had issued high excess policies were evaluated in the study to determine potential impairment of the high excess layers of coverage. Management concluded that high excess coverage previously thought not to be exposed could potentially be exposed should current adverse claim trends continue.

Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At June 30, 2004, the Company had 1,117 small accounts, approximately 83% of its total active asbestos accounts, with reserves of $162 million, net of reinsurance. At December 31, 2003, CNA had 1,065 small accounts and established reserves of $147 million, net of reinsurance. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs’ attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and nevertheless must be defended by CNA under its policies. Bankruptcy filings and increased claims filings in the last few years could potentially increase costs incurred in defending small accounts.

The Company also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At June 30, 2004, CNA’s reserve was $156 million, net of reinsurance, related to these liabilities. At December 31, 2003, CNA had recorded a $157 million reserve related to these asbestos liabilities arising from the Company’s assumed reinsurance obligations and CNA’s participation in pools, including Excess & Casualty Reinsurance Association (ECRA).

At June 30, 2004, the unassigned IBNR reserve was $687 million, net of reinsurance. At December 31, 2003, CNA’s unassigned IBNR reserve for asbestos was $684 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at June 30, 2004 and December 31, 2003

Pending Asbestos Accounts and Associated Reserves

		Net paid losses	Net Asbestos	Percent of
	Number of	in 2004	reserves	Asbestos
June 30, 2004	policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured Settlements	11	$28	$180	11%
Wellington	4	4	19	1
Coverage in place	31	2	90	5
Fibreboard	1	—	54	3

Total with settlement agreements	47	34	343	20

Other policyholders with active accounts
Large asbestos accounts	174	19	393	23
Small asbestos accounts	1,117	12	162	9

Total other policyholders	1,291	31	555	32

Assumed reinsurance and pools	—	1	156	9
Unassigned IBNR	—	—	687	39

Total	1,338	$66	$1,741	100%

Pending Asbestos Accounts and Associated Reserves

		Net paid losses	Net Asbestos	Percent of
	Number of	In 2003	reserves	Asbestos
At December 31, 2003	policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured Settlements	9	$20	$188	11%
Wellington	5	2	23	1
Coverage in place	32	40	109	6
Fibreboard	1	1	54	3

Total with settlement agreements	47	63	374	21

Other policyholders with active accounts
Large asbestos accounts	160	35	405	23
Small asbestos accounts	1,065	16	147	8

Total other policyholders	1,225	51	552	31

Assumed reinsurance and pools	—	7	157	9
Unassigned IBNR	—	—	684	39

Total	1,272	$121	$1,767	100%

Some asbestos-related defendants have asserted that their policies issued by CNA are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. The Company has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, the Company aggressively litigates the claim. Adverse developments with respect to such matters could have a material adverse effect on CNA’s results of operations and/or equity.

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

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 76,800 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the two Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio) and Peplowski v. ACE American Ins. Co., et al. (U.S. D. C. N.D. Ohio)). The state trial court recently granted insurers, including CNA, summary judgment against a representative group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about asbestos. Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). Many of the Texas claims have been dismissed as time-barred by the applicable statute of limitations. In other claims, the Texas court recently ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. The time period for filing an appeal of this ruling has not expired and it remains uncertain whether the plaintiffs’ will continue to pursue their causes of action.

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

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003 or in the first half of 2004, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

As of June 30, 2004 and December 31, 2003, CNA carried approximately $524 million and $577 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the six months ended June 30, 2004 and 2003. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $59 million and $36 million for the six months ended June 30, 2004 and 2003. Additionally, the Company recorded $6 million of current accident year losses related to mass tort in the second quarter of 2004.

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

The Company classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At June 30, 2004, CNA had two structured settlement agreements and has established reserves of $7 million, net of reinsurance, to fund future payment obligations under the agreements. At December 31, 2003, CNA had a structured settlement agreement with one of its policyholders for which it has future payment obligations with a recorded reserve of $12 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At June 30, 2004, CNA had negotiated thirteen coverage in place agreements and had established a reserve of $11

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

million, net of reinsurance. At December 31, 2003, CNA had six such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. At December 31, 2003, CNA had a recorded reserve of $8 million, net of reinsurance, related to coverage in place agreements.

The Company categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. At June 30, 2004, the Company had 129 large accounts with a collective reserve of $87 million, net of reinsurance. The Company has made closing large accounts a significant management priority. CNA had 144 large accounts with a collective reserve of $86 million, net of reinsurance, at December 31, 2003. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At June 30, 2004, CNA had 439 small accounts with a collective reserve of $54 million, net of reinsurance. CNA had 432 small accounts with a collective reserve of $53 million, net of reinsurance, at December 31, 2003.

The Company also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including Excess and Casualty Reinsurance Association (ECRA). CNA has a reserve of $37 million and $38 million related to these liabilities at June 30, 2004 and December 31, 2003.

At June 30, 2004, the Company’s unassigned IBNR reserve was $162 million, net of reinsurance. At December 31, 2003, CNA’s unassigned IBNR reserve for environmental pollution was $197 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The charts below depict CNA’s overall pending environmental pollution accounts and associated reserves at June 30, 2004 and December 31, 2003.

At June 30, 2004

			Net	Percent of
		Net Paid Losses	Environmental	Environmental
	Number of	in 2004	Pollution Reserve	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserves
Policyholders with Settlement Agreements
Structured Settlements	2	$12	$7	2%
Coverage In Place	13	2	11	3%

Total with Settlement Agreements	15	14	18	5%
Other Policyholders with Active Accounts
Large Pollution Accounts	129	15	87	25%
Small Pollution Accounts	439	7	54	15%

Total Other Policyholders	568	22	141	40%
Assumed Reinsurance & Pools	—	—	37	10%
Unassigned IBNR	—	—	162	45%

Total	583	$36	$358	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

				Percent of
		Net Paid Losses	Net Environmental	Environmental
	Number of	in 2003	Pollution Reserves	Pollution Net
At December 31, 2003	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with Settlement Agreements
Structured Settlements	1	$17	$12	3%
Coverage In Place	6	3	8	2%

Total with Settlement Agreements	7	20	20	5%
Other Policyholders with Active Accounts
Large Pollution Accounts	144	21	86	22%
Small Pollution Accounts	432	14	53	13%

Total Other Policyholders	576	35	139	35%
Assumed Reinsurance & Pools	—	2	38	10%
Unassigned IBNR	—	—	197	50%

Total	583	$57	$394	100%

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

Net Investment Income

The significant components of net investment income are presented in the following table.

Net Investment Income

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Fixed maturity securities	$386	$422	$793	$842
Short term investments	9	12	25	32
Limited partnerships	30	75	105	98
Equity securities	4	4	8	9
Income from trading portfolio (a)	14	—	34	—
Interest on funds withheld and other deposits	(56)	(93)	(106)	(140)
Other	1	18	11	43

Gross investment income	388	438	870	884
Investment expense	(8)	(11)	(17)	(25)

Net investment income	$380	$427	$853	$859

(a) The change in net unrealized gains (losses) on trading securities still held, included in net investment income, was $(2) million and $2 million for the three and six months ended June 30, 2004

The Company experienced lower net investment income for the three and six months ended June 30, 2004 as compared with the same periods in 2003. This decrease was due primarily to the decline in assets associated with the sale of the Company’s life and group business and lower investment yields on fixed maturity securities. These decreases were partially offset by additional income from the indexed group annuity contracts as a result of the adoption of SOP 03-01 and reduced interest expense on funds withheld and other deposits. The higher interest expense on funds withheld and other deposits in second quarter of 2003 was due to additional premiums ceded to the corporate aggregate and other finite reinsurance treaties.

The bond segment of the investment portfolio yielded 4.8% and 5.4% for the six months ended June 30, 2004 and 2003.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Realized Investment Gains (Losses)

The components of realized investment results from available-for-sale securities are presented in the following table.

Realized Investment Gains (Losses)

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$(1)	$37	$9	$75
Corporate and other taxable bonds	27	244	33	126
Tax-exempt bonds	(92)	76	(19)	95
Asset-backed bonds	(4)	23	35	41
Redeemable preferred stock	3	(5)	5	(10)

Total fixed maturity securities	(67)	375	63	327
Equity securities	166	58	177	58
Derivative securities	49	(55)	17	(77)
Short term investments	—	6	—	10
Other, including disposition of individual life insurance business net of participating policyholders’ interest	(39)	(4)	(604)	(17)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	109	380	(347)	301
Allocated to participating policyholders’ and minority interest	(4)	(2)	(6)	1

Realized investment gains (losses), net of participating policyholders’ and minority interests	$105	$378	$(353)	$302

Realized investment gains were $105 million and $378 million for the three months ended June 30, 2004 and 2003. The decline in pretax realized gains was primarily driven by unfavorable results in the fixed maturity securities, partially offset by a $162 million pretax gain on the disposition of its equity holdings of Canary Wharf and increased realized gains related to derivative securities.

Realized investment losses were $353 million for the six months ended June 30, 2004 as compared to realized investment gains of $302 million for the six months ended June 30, 2003. The decrease in the pretax investment results was primarily due to a $622 million pretax loss on the sale of the individual life insurance business, and decreased realized gains on the sale of fixed maturity securities. These decreases were partially offset by a $162 million pretax gain on Canary Wharf, and increased realized gains for derivative securities.

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

Realized Gains and Losses

	Three Months		Six Months
Period ended June 30	2004	2003	2004	2003
(In millions)
Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$88	$410	$313	$695
Gross realized losses	(155)	(35)	(250)	(368)

Net realized gains (losses) on fixed maturity securities	(67)	375	63	327
Equity securities:
Gross realized gains	169	58	182	70
Gross realized losses	(3)	—	(5)	(12)

Net realized gains on equity securities	166	58	177	58

Net realized gains on fixed maturity and equity securities	$99	$433	$240	$385

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following table provides details of the largest realized losses from sales of securities aggregated by issuer for the six months ended June 30, 2004, including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also noted is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Largest Realized Losses from Securities Sold at a Loss

	Six Months Ending June 30, 2004
	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale
(In millions)
Municipal issuer of revenue bonds that authorizes the financing of water facilities. Loss was incurred as a result of unfavorable interest rate change.	$258	$12	0-6
Issues and sells mortgage backed securities. Issuer was chartered by United States Congress to facilitate housing ownership for low to middle income Americans.	1,562	8	0-12
Various securities issued by the United States Treasury. Volatility of interest rates prompted movement to other asset classes.	2,509	8	0-6
Municipal issuer of special obligation bonds for school financing. Loss was incurred as a result of unfavorable interest rate change.	152	8	Various, 0-24
Municipal issuer of revenue bonds that authorizes the financing of sewer facilities. Loss was incurred as a result of unfavorable interest rate change.	113	7	0-6
Municipal issuer of revenue bonds that authorizes the financing of water facilities. Loss was incurred as a result of unfavorable interest rate change.	159	6	0-6
Air transportation carrier for passengers, freight, and mail both domestic and international. Company was subject to higher fuel costs and union negotiations.	24	6	0-6
Municipal issuer of revenue bonds that supports transportation services. Loss was incurred as a result of unfavorable interest rate change.	209	6	0-12
Municipal issuer of revenue bonds that authorizes bridge and tunnel facilities. Loss was incurred as a result of unfavorable interest rate change.	103	6	0-12
Company acquires, sells, and operates power generation facility. The loss reflects intense competition and price pressure in the sector.	53	6	0-12

Total	$5,142	$73

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investment portfolios.

Carrying Value of Investments

	June 30,		December 31,
	2004	%	2003	%
(In millions)
General account investments:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,028	3%	$1,900	5%
Asset-backed securities	9,021	25	8,757	23
States, municipalities and political subdivisions — tax-exempt	8,857	24	7,970	21
Corporate securities	7,160	20	6,482	17
Other debt securities	3,276	9	3,264	9
Redeemable preferred stock	156	—	104	—
Options embedded in convertible debt securities	240	1	201	—

Total fixed maturity securities available-for-sale	29,738	82	28,678	75

Fixed maturity trading securities:
U.S. Treasury securities and obligations of government agencies	72	—	—	—
Asset-backed securities	112	—	—	—
Corporate securities	171	1	—	—
Other debt securities	45	—	—	—
Redeemable preferred stock	5	—	—	—

Total fixed maturity trading securities	405	1	—	—

Equity securities:
Common stock	220	1	383	1
Non-redeemable preferred stock	80	—	144	—

Total equity securities	300	1	527	1

Short term investments available-for-sale	3,538	10	7,538	20
Short term trading securities	315	1	—	—
Limited partnerships	1,686	5	1,117	3
Other investments	29	—	240	1

Total general account investments	$36,011	100%	$38,100	100%

The Company’s general account investment portfolio consists primarily of asset-backed and mortgage-backed securities, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized gain of $213 million at June 30, 2004 compared with $1,348 million at December 31, 2003. The net unrealized position at June 30, 2004 was composed of a net unrealized gain of $131 million for fixed maturities and a net unrealized gain of $82 million for equity securities. The net unrealized position at December 31, 2003 was composed of a net unrealized gain of $1,114 million for fixed maturities and a net unrealized gain of $234 million for equity securities.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
June 30, 2004	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$962	$84	$12	$6	$66
Asset-backed securities	9,091	81	148	3	(70)
States, municipalities and political subdivisions — tax-exempt	8,989	67	188	11	(132)
Corporate securities	7,036	288	138	26	124
Other debt securities	3,135	216	69	6	141
Redeemable preferred stock	154	6	2	2	2
Options embedded in convertible debt securities	240	—	—	—	—

Total fixed maturity securities available-for-sale	29,607	742	557	54	131

Total fixed maturity trading securities	405	—	—	—	—

Equity securities:
Common stock	150	76	6	—	70
Non-redeemable preferred stock	68	12	—	—	12

Total equity securities	218	88	6	—	82

Total fixed maturity and equity securities	$30,230	$830	$563	$54	$213

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
December 31, 2003	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,823	$91	$10	$4	$77
Asset-backed securities	8,634	146	22	1	123
States, municipalities and political subdivisions — tax-exempt	7,787	207	22	2	183
Corporate securities	6,061	475	40	14	421
Other debt securities	2,961	311	4	4	303
Redeemable preferred stock	97	7	—	—	7
Options embedded in convertible debt securities	201	—	—	—	—

Total fixed maturity securities	27,564	1,237	98	25	1,114

Equity securities:
Common stock	163	222	2	—	220
Non-redeemable preferred stock	130	16	2	—	14

Total equity securities	293	238	4	—	234

Total fixed maturity and equity securities	$27,857	$1,475	$102	$25	$1,348

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

At June 30, 2004, the carrying value of the general account fixed maturities available-for-sale was $29,738 million, representing 82% of the total investment portfolio. The net unrealized gain related to this fixed maturity portfolio was $131 million, comprised of $742 million in gross unrealized gains and $611 million in gross unrealized losses. Municipal securities represented 33%, corporate bonds represented 27%, asset-backed securities represented 25%, and all other fixed maturity securities represented 15% of the gross unrealized losses. Within corporate bonds, the largest industry sectors were financial, consumer cyclical and consumer non-cyclical, which represented 41%, 18%, and 13% of the gross unrealized losses. Gross unrealized losses in any single issuer was 0.1% of the carrying value of the total general account fixed maturity portfolio.

The following table provides the composition of fixed maturity securities available-for-sale with an unrealized loss at June 30, 2004 in relation to the total of all fixed maturity securities available-for-sale with an unrealized loss by contractual maturities.

Contractual Maturity

	Percent of	Percent of
	Market	Unrealized
	Value	Loss
Due in one year or less	1%	2%
Due after one year through five years	5	5
Due after five years through ten years	14	19
Due after ten years	42	49
Asset-backed securities	38	25

Total	100%	100%

The following table summarizes, for fixed maturity and equity securities available-for-sale in an unrealized loss position at June 30, 2004 and December 31, 2003, the aggregate fair value and gross unrealized loss by length of time, those securities that have been continuously in an unrealized loss position.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Gross Unrealized Loss Aging

	June 30, 2004		December 31, 2003
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)
Fixed maturity securities:
Investment grade:
0-6 months	$14,919	$479	$4,138	$50
7-12 months	293	26	834	36
13-24 months	362	41	76	11
Greater than 24 months	1	—	51	3

Total investment grade	15,575	546	5,099	100

Non-investment grade:
0-6 months	853	46	134	5
7-12 months	54	6	60	7
13-24 months	33	4	16	1
Greater than 24 months	60	9	105	10

Total non-investment grade	1,000	65	315	23

Total fixed maturity securities	16,575	611	5,414	123

Equity securities:
0-6 months	23	3	23	2
7-12 months	6	3	10	2
13-24 months	1	—	3	—
Greater than 24 months	6	—	6	—

Total equity securities	36	6	42	4

Total fixed maturity and equity securities	$16,611	$617	$5,456	$127

The Company’s non-investment grade fixed maturity securities available-for-sale as of June 30, 2004 that were in a gross unrealized loss position had a fair value of $1,000 million. A significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. The Company’s Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of June 30, 2004 and December 31, 2003.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value
	Estimated					Gross Unrealized
June 30, 2004	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$853	$29	$14	$—	$3	$46
7-12 months	54	1	5	—	—	6
13-24 months	33	1	3	—	—	4
Greater than 24 months	60	1	3	5	—	9

Total non-investment grade	$1,000	$32	$25	$5	$3	$65

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
December 31, 2003	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$134	$2	$1	$-	$2	$5
7-12 months	60	1	6	—	—	7
13-24 months	16	1	—	—	—	1
Greater than 24 months	105	4	1	5	—	10

Total non-investment grade	$315	$8	$8	$5	$2	$23

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

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at June 30, 2004. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, the Company’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, the Company had the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. The Company maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

The fair value of securities held by the Company may deteriorate in the future which may have an adverse impact on the Company’s results of operations and/or equity.

The Company’s equity securities available-for-sale as of June 30, 2004 that were in a gross unrealized loss position had a fair value of $36 million. The Company’s Impairment Committee, under the same process as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, the Company expects to recover the book value of its investment through a recovery in the fair value of the security.

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 90% and 93% of which were rated as investment grade at June 30, 2004 and December 31, 2003. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

General Account Bond Ratings

	June 30,		December 31,
	2004	%	2003	%
(In millions)
U.S. Government and affiliated agency securities	$1,722	6%	$2,818	10%
Other AAA rated	14,356	48	12,779	45
AA and A rated	6,314	21	6,329	22
BBB rated	4,676	15	4,631	16
Below investment-grade	2,914	10	2,017	7

Total	$29,982	100%	$28,574	100%

At June 30, 2004 and at December 31, 2003, approximately 98% and 97% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or Company management.

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

The carrying value of non-traded securities at June 30, 2004 was $328 million which represents 0.9% of the Company’s total investment portfolio. These securities were in a net unrealized gain position of $107 million at June 30, 2004. Of the non-traded securities, 53% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at June 30, 2004 are $9,133 million of asset-backed securities, at fair value, consisting of approximately 44% in collateralized mortgage obligations (CMOs), 7% in corporate asset-backed obligations, 8% in U.S. Government agency issued pass-through certificates and 41% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

The carrying value of the components of the general account short-term investment portfolio is presented in the following table.

Short-term Investments

	June 30,	December 31,
	2004	2003
(In millions)
Short-term investments available-for-sale:
Commercial paper	$2,461	$4,458
U.S. Treasury securities	275	1,068
Money market funds	315	1,230
Other	487	782

Total short-term investments available-for-sale	3,538	7,538

Short-term trading securities:
Commercial paper	35	—
U.S. Treasury securities	60	—
Money market funds	211	—
Other	9	—

Total short-term trading securities	315	—

Total short-term investments	$3,853	$7,538

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

For the six months ended June 30, 2004, net cash provided by operating activities was $683 million as compared with $115 million for the same period in 2003. The increase in cash provided by operating activities related primarily to federal tax refunds received in 2004 as compared to taxes paid in 2003.

Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the six months ended June 30, 2004, net cash used by investing activities was $542 million as compared with net cash provided by investing activities of $48 million for the same period in 2003. Cash flows used for investing activities related principally to purchases of fixed maturity securities.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

For the six months ended June 30, 2004, net cash used by financing activities was $177 million as compared with $149 million net cash used for the same period in 2003. Cash flows used for financing activities were related principally to the repayment of debt.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

A summary of the Company’s commitments as of June 30, 2004 is presented in the following table.

Commitments

						2009 and
June 30, 2004	2004	2005	2006	2007	2008	Beyond	Total
(In millions)
Debt (a)	$6	$523	$251	$8	$350	$552	$1,690
Capital leases	1	3	3	4	4	17	32
Lease obligations	36	60	51	41	33	78	299
Guaranteed payment contracts	10	5	—	—	—	—	15

Total	$53	$591	$305	$53	$387	$647	$2,036

(a) Does not include original issue discount of $8 million.

Regulatory Matters

The Company has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan was completed during 2003. This phase served to consolidate the Company’s U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, the Company implemented in the fourth quarter of 2003 a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of The Continental Insurance Company (CIC) and its 14 affiliated insurance companies (CIC Group) to CCC. Additionally, the ownership of the CIC Group was transferred to CCC in the fourth quarter of 2003 in order to align the insurance risks with the supporting capital. In subsequent phases of this plan, the Company will continue its efforts to reduce both the number of U.S. property and casualty insurance entities it maintains and the number of states in which such entities are domiciled. In order to facilitate the execution of this plan, the Company, CCC and CIC have agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners.

In connection with the approval process for aspects of the reorganization plan, the Company agreed to undergo a state regulatory financial examination of CCC and CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. These state regulatory financial examinations are currently underway.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2004, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

dividends in the amount of approximately $312 million to be used to fund the CNAF’s 2004 debt service and principal repayment requirements. As of June 30, 2004, there is approximately $55 million of this extraordinary dividend capacity available for payment to CNAF.

By agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

Loews

The Company has received substantial capital support from Loews. For further information regarding the support received related to the November of 2003 capital plan see the Capital Plan section of this MD&A.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The table below reflects the various group ratings issued by A.M. Best, S&P, Moody’s and Fitch as of June 29, 2004 for the Property and Casualty and Life companies. The table also includes the ratings for CNAF’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings			Debt Ratings
	Property & Casualty (a)		Life	CNAF	Continental
	CCC	CIC		Senior	Senior
	Group	Group	CAC (b)	Debt	Debt
A.M. Best	A	A	A-	bbb	bbb-
Fitch	A-	A-	A-	BBB-	BBB-
Moody’s	A3	A3	Baa1	Baa3	Baa3
S&P	A-	A-	BBB+	BBB-	BBB-

(a)	All outlooks for the Property & Casualty companies’ financial strength and holding company debt ratings are negative.

(b)	A.M. Best and Moody’s have a stable outlook while Fitch and S&P have negative outlooks on the CAC rating.

If CNA’s property and casualty insurance financial strength ratings were downgraded below current levels, CNA’s business and results of operations could be materially adversely affected. The severity of the impact on CNA’s business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of the Company’s insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.

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

Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on surety bond claims, as well as on capital markets, and on the markets for directors and officers and errors and omissions coverages;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	regulatory limitations, impositions and restrictions upon the Company, including the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s books of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement practices;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratio through more efficacious claims handling techniques;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in the Company’s composition of operating segments;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

•	the possibility that the Terrorism Risk Insurance Act of 2002 will not be extended beyond the end of 2005, as a result of which the Company could incur substantial additional exposure to losses resulting from terrorist attacks, which could be increased by current state regulatory restrictions on terrorism policy exclusions and by regulatory unwillingness to approve such exclusions prospectively;

•	the occurrence of epidemics;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, mass tort, and construction defect claims;

•	whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established or approved through federal legislation, or, if established and approved, whether it will contain funding requirements in excess of the Company’s established loss reserves or carried loss reserves;

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the risks and uncertainties associated with the Company’s loss reserves as outlined in the Reserves — Estimates and Uncertainties section of this MD&A;

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

•	the possibility of further changes in the Company’s ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.

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

The sensitivity analysis estimates the decline in the fair value of the Company’s interest sensitive assets and liabilities that were held on June 30, 2004 and December 31, 2003 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at June 30, 2004 and December 31, 2003, with all other variables held constant.

Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at June 30, 2004 and December 31, 2003, with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At June 30, 2004, a 10% and 25% decrease in the Index would result in a $199 million and $498 million decrease compared to $245 million and $612 million decrease at December 31, 2003, in the fair value of the Company’s equity investments.

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Continued

Of these amounts, under the 10% and 25% scenarios, $8 million and $21 million at June 30, 2004 and $168 million and $418 million at December 31, 2003 pertained to decreases in the fair value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the fair value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

The following tables present the estimated effects on the fair value of the Company’s financial instruments at June 30, 2004 and December 31, 2003, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

Market Risk Scenario 1

		Increase (Decrease)
	Market	Interest	Currency	Equity
June 30, 2004	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$29,738	$(2,067)	$(42)	$(30)
Fixed maturity trading securities	405	(4)	—	(4)
Equity securities available-for-sale	300	—	(9)	(30)
Short term investments available-for-sale	3,538	(3)	(2)	—
Short term trading securities	315	—	—	—
Limited partnerships	1,686	7	—	(20)
Other invested assets	28	—	—	—
Interest rate swaps	1	(1)	—	—
Equity indexed futures for trading securities	—	2	—	(107)
Other derivative securities	—	(116)	17	—

Total general account	36,011	(2,182)	(36)	(191)

Separate accounts:
Fixed maturity securities	471	(24)	—	—
Equity securities	85	—	—	(8)
Short term investments	13	—	—	—
Other invested assets	—	—	—	—

Total separate accounts	569	(24)	—	(8)

Total securities	$36,580	$(2,206)	$(36)	$(199)

Debt (carrying value)	$1,714	$(64)	$—	$—

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

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
Continued

The following tables present the estimated effects on the fair value of the Company’s financial instruments at June 30, 2004 and December 31, 2003, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.

Market Risk Scenario 2

		Increase (Decrease)
	Market	Interest	Currency	Equity
June 30, 2004	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$29,738	$(3,055)	$(83)	$(76)
Fixed maturity trading securities	405	(6)	—	(9)
Equity securities available-for-sale	300	—	(18)	(74)
Short term investments available-for-sale	3,538	(4)	(4)	—
Short term trading securities	315	—	—	—
Limited partnerships	1,686	10	—	(50)
Other invested assets	28	—	—	—
Interest rate swaps	1	(1)	—	—
Equity indexed futures for trading securities	—	3	—	(268)
Other derivative securities	—	(174)	33	—

Total general account	36,011	(3,227)	(72)	(477)

Separate accounts:
Fixed maturity securities	471	(36)	—	—
Equity securities	85	—	—	(21)
Short term investments	13	—	—	—
Other invested assets	—	—	—	—

Total separate accounts	569	(36)	—	(21)

Total securities	$36,580	$(3,263)	$(72)	$(498)

Debt (carrying value)	$1,714	$(93)	$—	$—

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

There were no significant changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s last fiscal quarter that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Matters Subject to a Vote of Security Holders

Set forth below is information relating to the 2004 Annual Meeting of Shareholders of the Registrant.

The annual meeting was called to order at 10:00 a.m., April 28, 2004. Represented at the meeting, in person or by proxy, were 220,061,750 shares, approximately 98.41% of the issued and outstanding shares entitled to vote.

The following business was transacted:

Election of Directors

Over 97.55% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

	Votes For	Votes Withheld
Walter L. Harris	216,294,264	3,767,486
Stephen W. Lilienthal	214,690,751	5,370,999
Paul J. Liska	219,428,988	632,762
Don M. Randel	219,367,479	694,271
Joseph Rosenberg	216,254,295	3,807,455
James S. Tisch	216,201,086	3,860,664
Preston R. Tisch	216,194,359	3,867,391
Marvin Zonis	219,263,506	798,244

Ratification of the appointment of Independent Certified Public Accountants

Approved 219,828,659 votes, approximately 98.31% of the votes cast, voted to ratify the appointment of Deloitte & Touche, LLP as independent certified public accountants for the Company, 192,800 votes, approximately 0.09% of the votes cast, voted against, and shares representing 40,291 votes, approximately 0.02% of the votes cast, abstained.

Conversion of Series I Convertible Preferred Stock

Pursuant to written notice sent to CNAF shareholders on March 29, 2004, authorization of the conversion of the Series I convertible preferred stock into CNAF common stock was given pursuant to written consent of Loews Corporation.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

Conversion of the Series I convertible preferred stock into CNAF common stock occurred on April 20, 2004 pursuant to such consent.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Description of Exhibit	Exhibit Number
Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1*

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2*

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

(b) Reports on Form 8-K

On April 29, 2004, CNA Financial Corporation issued a press release announcing that Robert V. Deutsch, its Chief Financial Officer, would be leaving.

On April 29, 2004, CNA Financial Corporation issued an earnings press release, financial supplement and financial supplement appendix providing information on its results of operations for the first quarter 2004 and prior periods.

On April 30, 2004, CNA Financial Corporation issued a press release announcing that it had completed the sale of its individual life insurance business to Swiss Re Life & Health America Inc. for approximately $700 million.

On May 17, 2004, CNA Financial Corporation issued a press release announcing that it has entered into a definitive agreement to sell the assets of CNA Trust to Union Bank of California.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation
Dated: August 2, 2004	By /s/ Robert V. Deutsch
Robert V. Deutsch
Executive Vice President and Chief Financial Officer(Principal Accounting Officer)