Form 10-Q
period 2004-09-30
CNA FINANCIAL CORP
filed 2004-10-29
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes ☑	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑	No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2004
Common Stock, Par value $2.50	255,953,958

CNA FINANCIAL CORPORATION
INDEX

CNA FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2004	2003
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $30,667 and $27,564)	$31,720	$28,678
Equity securities at fair value (cost of $253 and $293)	343	527
Mortgage loans and real estate (less accumulated depreciation of $11 and $10)	24	25
Limited partnership investments	1,715	1,117
Other invested assets	6	215
Short-term investments, at cost which approximates fair value	4,142	7,538

Total investments	37,950	38,100
Cash	71	139
Reinsurance receivables (less allowance for uncollectible receivables of $531 and $573)	15,381	15,681
Insurance receivables (less allowance for doubtful accounts of $486 and $375)	2,184	2,707
Accrued investment income	341	323
Receivables for securities sold	634	836
Deferred acquisition costs	1,312	2,533
Prepaid reinsurance premiums	921	1,252
Federal income taxes recoverable (includes $130 and $594 due from Loews Corporation)	126	607
Deferred income taxes	726	600
Property and equipment at cost (less accumulated depreciation of $687 and $727)	261	314
Goodwill and other intangible assets	162	162
Other assets	785	1,571
Separate account business	567	3,678

Total assets	$61,421	$68,503

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$31,495	$31,730
Unearned premiums	4,381	4,891
Future policy benefits	5,743	8,161
Policyholders’ funds	1,768	601
Collateral on loaned securities and derivatives	116	442
Payables for securities purchased	1,183	1,902
Participating policyholders’ funds	66	118
Short term debt	531	263
Long term debt ($46 and $0 of surplus notes due to Loews Corporation)	1,182	1,641
Reinsurance balances payable	3,103	3,432
Other liabilities	2,114	2,436
Separate account business	567	3,678

Total liabilities	52,249	59,295

Commitments and contingencies (Notes F, G, I and K)
Minority interest	270	256
Stockholders’ equity:
Preferred stock (12,500,000 shares authorized)
Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)	750	750
Series I Issue (no par value; $23,200 stated value; 32,327 shares issued; held by Loews Corporation)	—	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 258,177,285 and 225,850,270 shares issued; and 255,953,958 and 223,617,337 shares outstanding)	645	565
Additional paid-in capital	1,701	1,031
Retained earnings	5,296	5,160
Accumulated other comprehensive income	652	841
Treasury stock (2,223,327 and 2,232,933 shares), at cost	(69)	(69)

	8,975	9,028
Notes receivable for the issuance of common stock	(73)	(76)

Total stockholders’ equity	8,902	8,952

Total liabilities and stockholders’ equity	$61,421	$68,503

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions, except per share data)
Revenues
Net earned premiums	$1,947	$2,126	$6,221	$6,704
Net investment income	359	352	1,212	1,211
Realized investment gains (losses), net of participating policyholders’ and minority interests	(62)	164	(415)	466
Other revenues	73	83	227	288

Total revenues	2,317	2,725	7,245	8,669

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,596	4,342	4,859	8,320
Amortization of deferred acquisition costs	374	495	1,114	1,434
Other operating expenses	393	635	1,100	1,414
Interest	28	33	94	100

Total claims, benefits and expenses	2,391	5,505	7,167	11,268

Income (loss) before income tax and minority interest	(74)	(2,780)	78	(2,599)
Income tax benefit	52	1,006	77	983
Minority interest	(6)	14	(19)	9

Net income (loss)	$(28)	$(1,760)	$136	$(1,607)

Basic and Diluted Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share available to common stockholders	$(0.17)	$(7.94)	$0.35	$(7.39)

Weighted average outstanding common stock and common stock equivalents	256.0	223.6	256.0	223.6

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30	2004	2003
(In millions)
Cash Flows from Operating Activities
Net income (loss)	$136	$(1,607)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Change in bad debt provision for insurance and reinsurance receivables	70	596
Minority interest	19	(9)
Loss on disposal of property and equipment	19	30
Deferred income tax provision	(42)	—
Realized investment gains (losses), net of participating policyholders’ and minority interests	415	(466)
Equity method income	(134)	(157)
Accretion/Amortization of bond discount	(1)	(47)
Depreciation	58	66
Changes in:
Receivables	(471)	(2,424)
Deferred acquisition costs	150	(128)
Accrued investment income	(56)	(64)
Federal income taxes payable/recoverable	472	(751)
Prepaid reinsurance premiums	331	(43)
Reinsurance balances payable	(295)	523
Insurance reserves	598	5,880
Other, net	(8)	83
Net purchases of trading securities	(2)	—

Total adjustments	1,123	3,089

Net cash flows provided by operating activities	1,259	1,482

Cash Flows from Investing Activities
Purchases of fixed maturity securities	(44,581)	(48,158)
Proceeds from fixed maturity securities:
Sales	35,641	41,330
Maturities, calls and redemptions	3,756	5,011
Purchases of equity securities	(365)	(229)
Proceeds from sales of equity securities	528	416
Change in short-term investments	3,689	17
Change in collateral on loaned securities and derivatives	(326)	328
Change in other investments	(79)	111
Purchases of property and equipment	(32)	(68)
Dispositions	647	(46)
Other, net	(27)	18

Net cash flows used by investing activities	(1,149)	(1,270)

Net Cash Flows from Financing Activities
Principal payments on debt	(537)	(138)
Proceeds from issuance of surplus notes	346	—
Returns and deposits of policyholder account balances on investment contracts	10	(18)
Other	3	(4)

Net cash flows used by financing activities	(178)	(160)

Net change in cash	(68)	52
Cash, beginning of period	139	126

Cash, end of period	$71	$178

Supplemental Disclosures of Cash Flow Information:
Cash paid:
Interest	$162	$133
Federal income taxes	(534)	(248)
Non-cash transactions:
Notes receivable for the issuance of common stock	—	3

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A. Basis of Presentation

The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC), and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the preferred stock of CNAF as of September 30, 2004.

The Company’s individual life insurance business, including its previously wholly owned subsidiary Valley Forge Life Insurance Company (VFL), was sold on April 30, 2004 to Swiss Re Life & Health America Inc. (Swiss Re). The results of the individual life insurance business sold through the date of sale are included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2004 and the three and nine months ended September 30, 2003. See Note N for further information.

CNA Group Life Assurance Company (CNAGLA) was sold to Hartford Financial Services Group, Inc. (Hartford) on December 31, 2003. The results of the group benefits business sold are included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2003. See Note N for further information.

The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in CNAF’s Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2003.

The interim financial data as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.

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

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

CNA adopted SOP 03-01 as of January 1, 2004. The assets and liabilities of certain guaranteed investment contracts and indexed group annuity contracts that were previously segregated and reported as separate accounts no longer qualify for separate account presentation. Prior to the adoption of SOP 03-01, the asset and liability presentation of these affected contracts were categorized as separate account assets and liabilities in the Condensed Consolidated Balance Sheet. The results of operations from separate account business were primarily classified as other revenue in the Condensed Consolidated

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Statements of Operations. In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and income statement items have been modified within these financial statements. Accordingly, the investment securities previously classified as separate account assets have now been reclassified to the general account and will be reported based on their investment classification whether available-for-sale or trading securities. The investment portfolio supporting indexed group annuity contracts is classified as held for trading purposes and is carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Condensed Consolidated Statement of Operations.

The following table provides the balance sheet presentation of assets and liabilities for certain guaranteed investment contracts and indexed group annuity contracts upon adoption of SOP 03-01, including the classification of the indexed group annuity contract investments as trading securities.

	September 30, 2004	January 1, 2004 (a)
(In millions)
Assets
Investments:
Fixed maturity securities, available-for-sale	$894	$1,220
Fixed maturity securities, trading	317	304
Equity securities	4	4
Limited partnerships	454	419
Short term investments, available-for-sale	24	55
Short term investments, trading	375	414

Total investments	2,068	2,416
Accrued investment income	10	13
Receivables for securities sold	170	97
Other assets	—	1

Total assets	$2,248	$2,527

Liabilities
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$—	$1
Future policy benefits	525	617
Policyholders’ funds	1,210	1,324
Collateral on loaned securities and derivatives	—	17
Payables for securities purchased	160	43
Other liabilities	53	47

Total liabilities	$1,948	$2,049

(a)	Includes assets and liabilities of the individual life business sold on April 30, 2004. See Note N for further information.

The Company continues to have contracts that meet the criteria for separate account presentation. The assets and liabilities of these contracts are legally segregated and reported as assets and liabilities of the separate account business. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are carried at contract values.

In May of 2004, the FASB revised FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). The FSP provides accounting guidance

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

to employers who sponsor postretirement health care plans that provide prescription drug benefits and the prescription drug benefit provided by the employer is “actuarially equivalent” to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. This FSP was effective for the Company as of July 1, 2004, and its adoption did not have a material impact on the Company’s results of operations and/or equity.

In March of 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1), as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under EITF 03-1 an investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. An impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.

This new guidance for determining whether impairment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 related to other-than-temporary impairment until additional implementation guidance is provided. As a result of the delay, during the three month period ended September 30, 2004, the Company continued to apply existing accounting literature for determining when a decline in fair value is other-than-temporary.

The Company continues to evaluate the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities, including the potential impacts from any revisions to the original guidance issued. Adoption of this standard as originally issued may cause the Company to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and would likely also impact the recognition of investment income on impaired securities. Such an impact would likely increase earnings volatility in future periods. However, since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on equity. Further information on the Company’s investments is provided in the Investments section below.

Note C. Earnings (Loss) Per Share

Earnings (loss) per share available to common stockholders is based on weighted-average outstanding shares. Basic and diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding for the period. The weighted average number of shares outstanding for computing basic and

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

diluted earnings per share was 256.0 million for the three and nine months ended September 30, 2004 and 223.6 million for the three and nine months ended September 30, 2003. Included in the outstanding shares in 2004 is the effect of 32.3 million shares of CNAF common stock issued on April 20, 2004 in conjunction with the conversion of the $750 million Series I convertible preferred stock issued during the fourth quarter of 2003.

The Series H Cumulative Preferred Issue (Series H Issue) is held by Loews and accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of September 30, 2004, the Company has $110 million of undeclared but accumulated dividends. The Series H Issue dividend amounts for the three and nine months ended September 30, 2004 and 2003 have been subtracted from Net Income (Loss) to determine income (loss) available to common stockholders.

Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2004 and 2003, approximately one million shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings (loss) per share because the exercise price of these options was greater than the average market price of CNA common stock.

The computation of earnings (loss) per share was as follows.

Earnings (Loss) Per Share

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions, except per share amounts)
Net income (loss)	$(28)	$(1,760)	$136	$(1,607)
Less: undeclared preferred stock dividend	(16)	(15)	(48)	(45)

Net income (loss) available to common stockholders	$(44)	$(1,775)	$88	$(1,652)

Weighted average outstanding common stock and common stock equivalents	256.0	223.6	256.0	223.6
Effect of dilutive securities, employee stock options	—	—	—	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	256.0	223.6	256.0	223.6

Basic and diluted earnings (loss) per share available to common stockholders	$(0.17)	$(7.94)	$0.35	$(7.39)

The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its stock-based compensation plan. Under the recognition and measurement principles of APB 25, no stock-based compensation cost has been recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date.

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The following table illustrates the pro forma effect on net income (loss) and earnings per share, had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation under the Company’s stock-based compensation plans.

Pro Forma Effect of SFAS 123 on Net Income (Loss) and Earnings (Loss) Per Share

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions, except per share amounts)
Net income (loss), as reported	$(28)	$(1,760)	$136	$(1,607)
Less: Total stock-based compensation cost determined under the fair value method, net of tax	—	—	(1)	(1)

Pro forma net income (loss)	(28)	(1,760)	135	(1,608)

Less: undeclared preferred stock dividend	(16)	(15)	(48)	(45)

Pro forma net income (loss) available to common stockholders	$(44)	$(1,775)	$87	$(1,653)

Basic and diluted earnings (loss) per share, as reported	$(0.17)	$(7.94)	$0.35	$(7.39)

Basic and diluted earnings (loss) per share, pro forma	$(0.17)	$(7.94)	$0.35	$(7.40)

Note D. Investments

The significant components of net investment income are presented in the following table.

Net Investment Income

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Fixed maturity securities	$396	$412	$1,189	$1,254
Short term investments	14	14	39	46
Limited partnerships	26	61	131	159
Equity securities	3	4	11	13
Income (loss) from trading portfolio (a)	(21)	—	13	—
Interest on funds withheld and other deposits	(55)	(148)	(161)	(288)
Other	4	20	15	63

Gross investment income	367	363	1,237	1,247
Investment expense	(8)	(11)	(25)	(36)

Net investment income	$359	$352	$1,212	$1,211

(a)	The change in net unrealized gains (losses) on trading securities, included in net investment income, was $(4) million and $(2) million for the three and nine months ended September 30, 2004.

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The components of realized investment results from available-for-sale securities are presented in the following table.

Realized Investment Gains (Losses)

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$4	$(145)	$13	$(70)
Corporate and other taxable bonds	(35)	177	(2)	303
Tax-exempt bonds	42	(16)	23	79
Asset-backed bonds	9	17	44	58
Redeemable preferred stock	6	(4)	11	(14)

Total fixed maturity securities	26	29	89	356
Equity securities	10	31	187	89
Derivative securities	(105)	85	(88)	8
Short term investments	—	3	—	13
Other, including disposition of businesses net of participating policyholders’ interest	10	18	(594)	1

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(59)	166	(406)	467
Allocated to participating policyholders’ and minority interest	(3)	(2)	(9)	(1)

Realized investment gains (losses), net of participating policyholders’ and minority interests	$(62)	$164	$(415)	$466

Realized investment losses were $62 million as compared to realized investment gains of $164 million for the three months ended September 30, 2004 and 2003. The decline was primarily due to losses related to derivative securities held to mitigate the effect of changes in long term interest rates on the value of the fixed maturity portfolio. While a decrease in long term interest rates during the third quarter of 2004 resulted in a realized loss related to these derivatives, the fair value of the Company’s fixed maturity portfolio benefited from the interest rate movements resulting in a substantial increase in Accumulated Other Comprehensive Income and Stockholders’ Equity.

Realized investment losses were $415 million for the nine months ended September 30, 2004 as compared to realized investment gains of $466 million for the nine months ended September 30, 2003. The decrease in the pretax investment results was primarily due to a $622 million pretax loss on the sale of the individual life insurance business, losses related to derivative securities and decreased realized gains on the sale of fixed maturity securities. These decreases were partially offset by a $162 million pretax gain on the disposition of the Company’s equity holdings of Canary Wharf Group PLC (Canary Wharf), a London-based real estate company.

Realized investment gains for the three and nine months ended September 30, 2003 included $16 million and $302 million of pretax impairment losses for other-than-temporary declines in fair values for fixed maturity and equity securities. These impairment losses were for securities across several market sectors, including the airline, healthcare and energy industries. Impairment losses were $19 million pretax for other-than-temporary declines in fair value for fixed maturity and equity securities for the three and nine months ended September 30, 2004.

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note E. Derivative Financial Instruments

A summary of the recognized gains (losses) related to derivative financial instruments follows.

Derivative Financial Instruments Recognized Gains (Losses)

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
General account
Swaps	$3	$98	$26	$86
Futures purchased	(25)	—	3	—
Futures sold, not yet purchased	(107)	(20)	(113)	(59)
Forwards	(2)	1	(1)	2
Forwards sold, not yet purchased	(1)	—	4	—
Commitments to purchase government and municipal securities	—	1	(12)	(17)
Equity warrants	—	—	1	—
Collateralized debt obligation liabilities	1	5	5	(4)
Options written	—	—	2	—
Options purchased	(1)	—	(1)	—
Options embedded in convertible debt securities	(48)	—	(33)	9

Total	$(180)	$85	$(119)	$17

Separate accounts
Futures purchased	$—	$21	$—	$96
Futures sold, not yet purchased	—	1	—	—
Options purchased	—	—	—	(1)
Options written	—	—	—	1

Total	$—	$22	$—	$96

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows.

Derivative Financial Instruments

	Contractual/	Estimated	Estimated
	Notional	Fair Value	Fair Value
September 30, 2004	Amount	Asset	(Liability)
(In millions)
General account
Swaps	$5,694	$3	$—
Futures purchased	1,060	—	—
Futures sold, not yet purchased	91	—	—
Forwards purchased	82	—	(1)
Forwards sold, not yet purchased	85	—	—
Equity warrants	11	1	—
Options purchased	82	—	—
Options written	81	—	(1)
Commitments to purchase government and municipal securities	919	—	—
Collateralized debt obligation liabilities	39	—	(1)
Options embedded in convertible debt securities	788	202	—

Total	$8,932	$206	$(3)

Separate accounts
Options written	$6	$—	$—

Total	$6	$—	$—

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

Note F. Legal Proceedings and Contingent Liabilities

IGI Contingency

In 1997, CNA Reinsurance Company Limited (CNA Re Ltd.) entered into an arrangement with IOA Global, Ltd. (IOA), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI Underwriting Agencies, Ltd. (IGI), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Between April 1, 1997 and December 1, 1999, IGI underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the IGI Program). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately to a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters (AAHRU) Facility. CNA’s group operations business unit, now included in the Life and Group Non-Core segment, participated as a pool member in the AAHRU Facility in varying percentages between 1997 and 1999.

CNA has determined that a portion of the premiums assumed under the IGI Program related to United States workers compensation “carve-out” business. Some of these premiums were received from John Hancock Financial Services, Inc. (John Hancock). CNA is aware that a number of reinsurers with

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

CNA has established reserves for its estimated exposure under the IGI Program, other than that derived from John Hancock, and an estimate for recoverables from retrocessionaires. CNA has not established any reserve for any exposure derived from John Hancock because, as indicated, CNA believes the contract will be rescinded. An arbitration to determine whether rescission will be granted is pending.

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

California Wage and Hour Litigation

Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. The Company has denied the material allegations of the amended complaint and intends to vigorously contest the claims. Based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome would not materially affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

CNA, along with dozens of other insurance companies, is a defendant in twelve cases, including eleven purported class actions, brought by large policyholders which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In one federal court case, Sandwich Chef of Texas, Inc. v. Reliance National Indemnity Insurance Co., 202 F.R.D. 480 (S.D. Tex. 2001), rev’d, 319 F.3d 205 (5th

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Cir. 2003), cert. denied, 72 USLW 3235 (U.S. Oct 6, 2003), the United States Court of Appeals for the Fifth Circuit reversed a decision by the District Court for the Southern District of Texas certifying a multi-state class. The Company intends to vigorously contest these claims. Based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

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

Catastrophe losses were $271 million and $132 million pretax for the nine months ended September 30, 2004 and 2003. The catastrophe losses in 2004 related primarily to Hurricanes Charley, Frances, Ivan and Jeanne. The catastrophe losses in 2003 related primarily to Hurricane Claudette, Hurricane Isabel, Texas tornadoes, and Midwest rain storms.

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Claim and Claim Adjustment Expense reserves are presented net of amounts due from insureds related to losses under high deductible policies. The Company has established a valuation allowance related to these amounts, which is presented as a component of the allowance for doubtful accounts for insurance receivables.

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states; enactment of national federal legislation to address asbestos claims; a future increase in asbestos and environmental pollution claims which cannot now be anticipated; a future increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payments that may exhaust underlying umbrella and excess coverages at accelerated rates; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental pollution claims.

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

With respect to other court cases and how they might affect the Company’s reserves and reasonable possible losses, the following should be noted. State and federal courts issue numerous decisions each year, which potentially impact losses and reserves in both a favorable and unfavorable manner. Examples of favorable developments include decisions to allocate defense and indemnity payments in a manner so

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

as to limit carriers’ obligations to damages taking place during the effective dates of their policies; decisions holding that injuries occurring after asbestos operations are completed are subject to the completed operations aggregate limits of the policies; and decisions ruling that carriers’ loss control inspections of their insured’s premises do not give rise to a duty to warn third parties to the dangers of asbestos. Examples of unfavorable developments include decisions limiting the application of the absolute pollution exclusion; and decisions holding carriers liable for defense and indemnity of asbestos and pollution claims on a joint and several basis.

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

APMT Reserves

	September 30, 2004		December 31, 2003
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)
Gross reserves	$3,221	$787	$3,347	$839
Ceded reserves	(1,514)	(279)	(1,580)	(262)

Net reserves	$1,707	$508	$1,767	$577

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

As of September 30, 2004 and December 31, 2003, CNA carried approximately $1,707 million and $1,767 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $44 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2004 and $642 million asbestos-related net claim and claim adjustment expense development for the same period in 2003. The 2004 unfavorable net prior year development was primarily related to a commutation loss related to The Trenwick Group Ltd. (Trenwick). See Note H for further details. The Company paid asbestos-related claims, net of reinsurance recoveries, of $104 million and $101 million for the nine months ended September 30, 2004 and 2003.

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

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 75,105 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, which even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

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

CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policy-holders. A direct action has also been filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed as to CNA because of W.R. Grace’s pending bankruptcy.

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

Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. The vast majority of these claims

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

relate to accident years 1989 and prior, which coincides with CNA’s adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003 or in the first three quarters of 2004, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

As of September 30, 2004 and December 31, 2003, CNA carried approximately $508 million and $577 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the nine months ended September 30, 2004 and $153 million of unfavorable reserve development for the nine months ended September 30, 2003. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $79 million and $68 million for the nine months ended September 30, 2004 and 2003. Additionally, the Company recorded $10 million of current accident year losses related to mass tort in 2004.

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

In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and continuing in 2004. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

application of various theories of joint and several liabilities, impede the Company’s ability to estimate its ultimate liability for such claims.

Net Prior Year Development

Unfavorable net prior year development of $116 million, including $227 million of unfavorable claim and allocated claim adjustment expense reserve development and $111 million of favorable premium development, was recorded for the nine months ended September 30, 2004. Unfavorable net prior year development of $2,835 million, including $2,312 million of unfavorable claim and allocated claim adjustment expense reserve development and $523 million of unfavorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for CNAF were $31,495 million and $31,730 million at September 30, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves for CNAF were $17,457 million and $17,514 million at September 30, 2004 and December 31, 2003.

Standard Lines

Unfavorable net prior year development of $13 million, including $111 million of unfavorable claim and allocated claim adjustment expense reserve development and $98 million of favorable premium development, was recorded for the nine months ended September 30, 2004 for Standard Lines. Unfavorable net prior year development of $1,425 million, including $957 million of unfavorable claim and allocated claim adjustment expense reserve development and $468 million of unfavorable premium development, was recorded for the same period in 2003. The gross and net carried claim and claim adjustment expense reserves were $14,370 million and $9,236 million at September 30, 2004. The gross and net carried claim and claim adjustment expense reserves for Standard Lines were $14,282 million and $8,967 million at December 31, 2003.

In the second quarter of 2004, the Company finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.

In addition approximately $75 million of unfavorable net prior year claim and allocated claim adjustment expense development recorded in the second quarter of 2004 resulted from increased severity trends for workers compensation on large account policies primarily in accident years 2002 and prior. Favorable premium development on retrospectively rated large account policies of $25 million was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense development. Also, favorable net prior year premium development of approximately $60 million resulted primarily from higher audit and endorsement premiums on workers compensation and general liability policies. Approximately $30 million of the unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to the higher audit and endorsement premium.

In the third quarter of 2004, approximately $15 million of unfavorable net prior claim and allocated claim adjustment expense development was recorded in relation to the Company’s share of the National Workers Compensation Reinsurance Pool (NWCRP). During the third quarter of 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement will be a higher allocation to the remaining pool members, including the Company.

The following discusses net prior year development for Standard Lines recorded for the nine months ended September 30, 2003.

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

Approximately $98 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003, resulted from a program covering facilities that provide services to developmentally disabled individuals. This net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. With regard to average claim size, updated data showed the average claim increasing at an annual rate of approximately 20%. Prior data had shown average claim size to be level. Similar to the average claim size, updated data showed the average policyholder defense cost increasing at an annual rate of approximately 20%. Prior data had shown average policyholder defense cost to be level. The net prior year development recorded was primarily for accident years 2001 and prior.

Approximately $40 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003 was for excess workers compensation coverages due to increasing severity. The increase in severity means that a higher

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

Approximately $25 million of unfavorable net prior year premium development was recorded for the nine months ended September 30, 2003 was related to a second quarter of 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, the Company recorded approximately $36 million of unfavorable claim and allocated claim adjustment expense reserve development, which was ceded under the contract. The net prior year development was recorded for accident year 2000.

Approximately $11 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003 was related to directors and officers exposures in Global Lines. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

The following premium and claim and allocated claim adjustment expense development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment. Unfavorable net prior year development of approximately $210 million related to small and middle market workers compensation exposures and approximately $110 million related to E&S lines was recorded in the third quarter of 2003. Offsetting these increases was $210 million of favorable net prior year development in the property line of business, including $79 million related to the September 11, 2001 World Trade Center Disaster and related events (WTC event).

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

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Specialty Lines

Unfavorable net prior year development of $39 million, including $65 million of unfavorable net claim and allocated claim adjustment expense reserve development and $26 million of favorable premium development, was recorded for the nine months ended September 30, 2004 for Specialty Lines. Unfavorable net prior year development of $287 million, including $263 million of unfavorable net claim and allocated claim adjustment expense reserve development and $24 million of unfavorable premium development, was recorded for the same period in 2003. The gross and net carried claim and claim adjustment expense reserves were $4,658 million and $3,141 million at September 30, 2004. The gross and net carried claim and claim adjustment expense reserves for Specialty Lines were $4,200 million and $2,919 million at December 31, 2003.

The Company finalized commutation agreements with several members of the Trenwick Group in the second quarter of 2004. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. Additionally, unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from the increased emergence of several large directors and officers (D&O) claims, primarily in recent accident years.

The following discusses net prior year development for Specialty Lines recorded for the nine months ended September 30, 2003.

Approximately $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003 was related to increased severity in excess coverages provided to facilities providing health care services. The increase in reserves is based on reviews of individual accounts where claims had been expected to be less than the point at which the Company’s coverage applies. The current claim trends indicated that the layers of coverage provided by the Company would be impacted. The net prior year development recorded was primarily for accident years 2001 and prior.

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

Approximately $75 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003 was related to directors and officers exposures in CNA Pro. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

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

Corporate and Other Non-Core

Unfavorable net prior year development of $76 million, including $63 million of net unfavorable claim and allocated claim adjustment expense reserve development and $13 million of unfavorable premium development, was recorded for the nine months ended September 30, 2004 for Corporate and Other. Unfavorable net prior year development of $1,058 million, including $1,027 million of net unfavorable claim and allocated claim adjustment expense reserve development and $31 million of unfavorable premium development, was recorded for the same period in 2003. The gross and net carried claim and claim adjustment expense reserves were $8,760 million and $3,277 million at September 30, 2004. The gross and net carried claim and claim adjustment expense reserves for Corporate and Other were $9,672 million and $3,737 million at December 31, 2003.

The net prior year development recorded for 2004 relates primarily to commutation agreements with several members of the Trenwick Group which resulted in unfavorable net prior year development which was partially offset by a release of a previously established allowance for uncollectible reinsurance.

The following discusses net prior year development for Corporate and Other Non-Core recorded for the nine months ended September 30, 2003.

Unfavorable claim and allocated claim adjustment expense reserve development of $795 million related to APMT was recorded in the nine months ended September 30, 2003.

Unfavorable net prior year development of $148 million, including $109 million of unfavorable claim and allocated claim adjustment expense reserve development and $39 million of unfavorable premium development, was recorded for the nine months ended September 30, 2003 related to CNA Re.

The unfavorable net prior year development was primarily a result of a general change in the reporting pattern of losses as reported by the companies that purchased reinsurance from CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and have a similar effect on several lines of business. Approximately $67 million unfavorable net prior year development recorded for nine months ended September 30, 2003 was related to proportional liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2001. Approximately $32 million of unfavorable net prior year development recorded for the nine months ended September 30, 2003, was related to assumed financial reinsurance for accident years 2001 and prior and approximately

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

$24 million of unfavorable net prior year development related to professional liability exposures in accident years 2001 and prior.

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

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25 million was recorded primarily for directors and officers exposures. The net prior year reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The net prior year reserve development recorded was for accident years 2000 and 2001.

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

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75 million recorded for the nine months ended September 30, 2003 was related to an adverse arbitration decision in the second quarter of 2003 involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which the Company was a participant. The loss was caused by a fire which occurred in 1995. The Company no longer participates in this pool.

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

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $55 million and $148 million for the three months ended September 30, 2004 and 2003, and $161 million and $288 million for the nine months ended September 30, 2004 and 2003. The amount

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

subject to interest crediting rates on such contracts was $2,726 million and $2,789 million at September 30, 2004 and December 31, 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

The following table summarizes the amounts receivable from reinsurers at September 30, 2004 and December 31, 2003.

Components of reinsurance receivables

	September 30,	December 31,
	2004	2003
(In millions)
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$14,038	$14,216
Ceded future policy benefits	1,227	1,218
Ceded policyholders’ funds	60	7
Billed reinsurance receivables	587	813

Reinsurance receivables	15,912	16,254
Allowance for uncollectible reinsurance	(531)	(573)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$15,381	$15,681

The Company has established an allowance for uncollectible reinsurance. The allowance for uncollectible reinsurance was $531 million and $573 million at September 30, 2004 and December 31, 2003. The net decrease in the allowance for uncollectible reinsurance was primarily due to a release of a previously established allowance related to The Trenwick Group resulting from the finalization of commutation agreements in the second quarter of 2004, partially offset by a net increase in the allowance for other reinsurance receivables. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” on the Condensed Consolidated Statements of Operations.

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

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

For the nine months ended September 30	Direct	Assumed	Ceded	Net
(In millions)
2004
Property and casualty	$8,059	$163	$2,663	$5,559
Accident and health	919	45	421	543
Life	369	—	250	119

Total earned premiums	$9,347	$208	$3,334	$6,221

2003
Property and casualty	$7,977	$460	$3,459	$4,978
Accident and health	1,196	78	42	1,232
Life	801	4	311	494

Total earned premiums	$9,974	$542	$3,812	$6,704

Life premiums are primarily from long duration contracts; property and casualty premiums and accident and health premiums are primarily from short duration contracts.

The Company has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which was available for all accident years covered by the treaty, had a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. This rate will increase to 8.25% per annum commencing in 2006. The aggregate loss ratio for the three-year period has exceeded certain thresholds, which require additional ceded premiums. The Company recorded $5 million for the three months ended September 30, 2004 and $8 million for the nine months ended September 30, 2004 of ceded premiums under this provision. The aggregate limits under both sections of the Aggregate Cover were exhausted in 2003.

The pretax impact of the Aggregate Cover was as follows:

Pretax Impact of Aggregate Cover

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Ceded earned premiums	$3	$(223)	$—	$(251)
Ceded claim and claim adjustment expense	—	422	—	500
Interest charges	(19)	(88)	(61)	(123)

Pretax benefit (expense)	$(16)	$111	$(61)	$126

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

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. During 2003, the aggregate limits under the CCC Cover were exhausted.

The pretax impact of the CCC Cover was as follows:

Pretax Impact of CCC Cover

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Ceded earned premiums	$—	$(10)	$—	$(100)
Ceded claim and claim adjustment expense	—	17	—	143
Interest charges	(12)	(13)	(34)	(48)

Pretax benefit (expense)	$(12)	$(6)	$(34)	$(5)

Note I. Debt

Debt is composed of the following obligations.

Debt

	September 30,	December 31,
	2004	2003
(In millions)
Variable rate debt:
Credit facility — CNA Surety, due September 30, 2005	$25	$30
Term loan — CNA Surety, due through September 30, 2005	10	20
Debenture, CNA Surety, face amount of $31, due April 29, 2034	30	—
Credit facility — CNAF, due April 30, 2004	—	250
Senior notes:
6.500%, face amount of $493, due April 15, 2005	492	492
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	69
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, CNAF, 7.250%, face amount of $243, due November 15, 2023	241	241

Capital leases, 10.400%-11.500%, due through December 31, 2011	31	33
Other debt, 1.000%-6.600%, due through 2019	23	23

Surplus Note:
CCC Group Surplus Note, face amount of $46, due to Loews February of 2024	46	—

Total debt	$1,713	$1,904

Short term debt	$531	$263
Long term debt	1,182	1,641

Total debt	$1,713	$1,904

The $250 million CNAF credit facility was repaid on April 20, 2004.

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The CCC Group surplus note has a 20-year term and bears interest at LIBOR plus 350 basis points, reset annually. CNA plans to seek approval from the insurance regulatory authority for the repayment of the CCC Group surplus note. CNA received insurance regulatory approval for the repayment of a $300 million CCC Life surplus note issued in February of 2004, and repaid the note, including accrued interest, on June 16, 2004.

In May of 2004, CNA Surety, a 64% owned and consolidated subsidiary of CNA, issued privately, through a wholly-owned trust, $30 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a thirty-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (Issuer Trust). The sole asset of the Issuer Trust consists of a $31 million junior subordinated debenture issued by CNA Surety to the Issuer Trust. The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of September 30, 2004, the interest rate on the junior subordinated debenture was 5.1%.

On September 30, 2003, CNA Surety entered into a $50 million credit agreement, which consisted of a $30 million two-year revolving credit facility and a $20 million two-year term loan, with semi-annual principal payments of $5 million. The credit agreement is an amendment to a $65 million credit agreement, extending the revolving loan termination date from September 30, 2003 to September 30, 2005. The new revolving credit facility was fully utilized at inception. In June of 2004, CNA Surety reduced the outstanding borrowings under the credit facility by $10 million, and in September of 2004, CNA Surety increased the outstanding borrowings under the credit facility by $5 million to fund the semi-annual term loan payment.

Under the new credit facility agreement, CNA Surety pays a facility fee of 35.0 basis points on the revolving credit portion of the facility, interest at LIBOR plus 90 basis points, and for utilization greater than 50% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At September 30, 2004, the weighted-average interest rate on the $35 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees, was 3.3%.

The combined aggregate maturities for debt at September 30, 2004 are presented in the following table.

Maturity of Debt

(In millions)
2004	$1
2005	531
2006	254
2007	12
2008	354
Thereafter	568
Less original issue discount	(7)

Total	$1,713

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

The components of net periodic benefit costs are presented in the following table.

Net Periodic Benefit Costs

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Pension Benefits
Service cost	$7	$8	$29	$23
Interest cost on projected benefit obligation	30	35	149	107
Expected return on plan assets	(29)	(37)	(155)	(109)
Prior service cost amortization	—	1	2	2
Actuarial loss	3	2	13	5

Net periodic pension cost	$11	$9	$38	$28

Postretirement benefits
Service cost	$1	$2	$5	$5
Interest cost on projected benefit obligation	4	5	22	16
Prior service cost amortization	(4)	(4)	(21)	(12)
Actuarial loss	1	1	4	3

Net periodic postretirement cost	$2	$4	$10	$12

At December 31, 2003, CNA expected to contribute $12 million to its pension plans and $22 million to its postretirement healthcare and life insurance benefit plans in 2004. As of September 30, 2004, $15 million of contributions have been made to its pension plans and $16 million to its postretirement healthcare and life insurance benefit plans. CNA plans to contribute an additional $3 million to its pension plans and $6 million to its postretirement healthcare and life insurance benefit plans during the remainder of 2004.

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note K. Commitments, Contingencies and Guarantees

Commitments and Contingencies

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of September 30, 2004 and December 31, 2003, there were approximately $44 million and $58 million of outstanding letters of credit.

The Company is obligated to make future payments totaling $322 million for non-cancelable operating leases expiring from 2004 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $18 million in 2004; $65 million in 2005; $58 million in 2006; $48 million in 2007; $39 million in 2008; and $94 million in 2009 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $15 million. Estimated future minimum payments under these contracts are as follows: $2 million in 2004; $7 million in 2005; $4 million in 2006; and $2 million in 2007.

As of September 30, 2004 and December 31, 2003, the Company had committed approximately $138 million and $154 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of September 30, 2004, the Company had commitments to purchase $29 million and sell $17 million of various bank loan participations.

In the normal course of investing activities, CCC had committed approximately $51 million as of September 30, 2004 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

During 2002, CNAF sold $750 million of a new issue of preferred stock, designated Series H Cumulative Preferred Issue (Series H Issue), to Loews. The Series H Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of September 30, 2004, the Company had $110 million of undeclared but accumulated dividends.

Guarantees

The Company has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. The Company would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such amounts in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30 million at September 30, 2004.

CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

potential amount of future payments that the Company could be required to pay under these guarantees are approximately $7 million at September 30, 2004.

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

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at September 30, 2004 that the Company could be required to pay under this guarantee are approximately $303 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7 million at September 30, 2004.

In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2004, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $970 million.

In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2004, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. Additionally, the Company has provided a contingent guarantee to the lenders of two third parties, related to loans extended by their lenders. The Company had recorded approximately $21 million and $16 million of other liabilities related to these indemnification agreements as of September 30, 2004 and December 31, 2003.

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety issued a guarantee of $75 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30 million of preferred securities. See Note I for further description of debentures issued by CNA Surety, which are the sole assets of CNA Surety Capital Trust I.

Note L. Comprehensive Income (Loss)

Comprehensive income is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Net income (loss)	$(28)	$(1,760)	$136	$(1,607)

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains (losses) arising during the period	990	(664)	379	299
Net unrealized gains/losses at beginning of period included in realized gains (losses) during the period	(60)	172	(585)	341

Net change in unrealized gains/losses on general account investments	930	(492)	(206)	640
Net change in unrealized gains/losses on separate accounts and other	5	(25)	(69)	16
Foreign currency translation adjustment	(4)	(32)	(17)	(11)
Allocation to participating policyholders’ and minority interests	(2)	11	15	(4)

Other comprehensive income (loss), before tax	929	(538)	(277)	641
Deferred income tax (expense) benefit related to other comprehensive income	(329)	180	88	(233)

Other comprehensive income (loss), net of tax	600	(358)	(189)	408

Total comprehensive income (loss)	$572	$(2,118)	$(53)	$(1,199)

The significant increase in unrealized gains during the three months ended September 30, 2004 was primarily due to a decrease in long term interest rates.

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

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
For the three months ended September 30, 2004	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
(In millions)
Net earned premiums	$1,183	$576	$182	$10	$(4)	$1,947
Net investment income	125	61	109	64	—	359
Other revenues	32	36	12	9	(16)	73

Total operating revenues	1,340	673	303	83	(20)	2,379
Claims, benefits and expenses	1,470	550	330	61	(20)	2,391

Operating income (loss) before income tax and minority interest	(130)	123	(27)	22	—	(12)
Income tax (expense) benefit on operating income (loss)	58	(39)	14	(1)	—	32
Minority interest	(2)	(4)	—	—	—	(6)

Net operating income (loss)	(74)	80	(13)	21	—	14
Realized investment gains (losses), net of participating policyholders’ and minority interests	(33)	(13)	2	(18)	—	(62)
Income tax (expense) benefit on realized investment gains (losses)	10	5	—	5	—	20

Net income (loss)	$(97)	$72	$(11)	$8	$—	$(28)

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
For the three months ended September 30, 2003	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
(In millions)
Net earned premiums	$1,001	$451	$611	$95	$(32)	$2,126
Net investment income	55	47	204	46	—	352
Other revenues	34	35	34	8	(28)	83

Total operating revenues	1,090	533	849	149	(60)	2,561
Claims, benefits and expenses	2,555	791	851	1,368	(60)	5,505

Operating income (loss) before income tax and minority interest	(1,465)	(258)	(2)	(1,219)	—	(2,944)
Income tax (expense) benefit on operating income (loss)	520	103	11	431	—	1,065
Minority interest	(2)	15	—	1	—	14

Net operating income (loss)	(947)	(140)	9	(787)	—	(1,865)
Realized investment gains (losses), net of participating policyholders’ and minority interests	58	19	60	27	—	164
Income tax (expense) benefit on realized investment gains (losses)	(22)	(7)	(21)	(9)	—	(59)

Net income (loss)	$(911)	$(128)	$48	$(769)	$—	$(1,760)

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

	Standard	Specialty	Life and Group	Corporate and Other
For the three months ended September 30, 2004	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
(In millions)
Net earned premiums	$3,756	$1,672	$710	$112	$(29)	$6,221
Net investment income	382	182	457	191	—	1,212
Other revenues	102	93	72	25	(65)	227

Total operating revenues	4,240	1,947	1,239	328	(94)	7,660
Claims, benefits and expenses	4,095	1,591	1,286	289	(94)	7,167

Operating income (loss) before income tax and minority interest	145	356	(47)	39	—	493
Income tax (expense) benefit on operating income (loss)	(1)	(107)	27	—	—	(81)
Minority interest	(6)	(13)	—	—	—	(19)

Net operating income (loss)	138	236	(20)	39	—	393
Realized investment gains (losses), net of participating policyholders’ and minority interests	101	37	(616)	63	—	(415)
Income tax (expense) benefit on realized investment gains (losses)	(36)	(14)	231	(23)	—	158

Net income (loss)	$203	$259	$(405)	$79	$—	$136

As of September 30, 2004
(In millions)
Reinsurance receivables	$5,267	$1,566	$3,312	$5,767	$—	$15,912
Insurance receivables	$2,040	$337	$104	$189	$—	$2,670
Insurance reserves:
Claim and claim adjustment expense	$14,370	$4,658	$3,707	$8,760	$—	$31,495
Unearned premiums	2,046	1,544	171	624	(4)	4,381
Future policy benefits	—	—	5,743	—	—	5,743
Policyholders’ funds	49	—	1,719	—	—	1,768
Deferred acquisition costs	$481	$283	$543	$5	$—	$1,312

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the nine months ended				Corporate
September 30, 2003	Standard	Specialty	Life and Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Net earned premiums	$3,238	$1,338	$1,800	$414	$(86)	$6,704
Net investment income	289	149	618	155	—	1,211
Other revenues	166	82	110	23	(93)	288

Total operating revenues	3,693	1,569	2,528	592	(179)	8,203
Claims, benefits and expenses	5,329	1,766	2,434	1,918	(179)	11,268

Operating income (loss) before income tax and minority interest	(1,636)	(197)	94	(1,326)	—	(3,065)
Income tax (expense) benefit on operating income (loss)	600	88	(18)	474	—	1,144
Minority interest	(1)	10	—	—	—	9

Net operating income (loss)	(1,037)	(99)	76	(852)	—	(1,912)
Realized investment gains (losses), net of participating policyholders’ and minority interests	249	81	9	127	—	466
Income tax (expense) benefit on realized investment gains (losses)	(88)	(29)	(3)	(41)	—	(161)

Net income (loss)	$(876)	$(47)	$82	$(766)	$—	$(1,607)

As of December 31, 2003 (In millions)
Reinsurance receivables	$5,508	$1,497	$2,999	$6,250	$—	$16,254
Insurance receivables	$2,264	$320	$282	$216	$—	$3,082
Insurance reserves:
Claim and claim adjustment expense	$14,282	$4,200	$3,576	$9,672	$—	$31,730
Unearned premiums	2,267	1,480	153	991	—	4,891
Future policy benefits	—	—	8,161	—	—	8,161
Policyholders’ funds	79	3	522	(3)	—	601
Deferred acquisition costs	$499	$257	$1,745	$32	$—	$2,533

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The following table provides revenue by line of business for each reportable segment.

Revenue by Line of Business

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Standard Lines
Property	$159	$170	$492	$494
Casualty	939	763	3,174	2,807
CNA Global	209	215	675	641

Standard Lines revenue	1,307	1,148	4,341	3,942

Specialty Lines
Professional Liability Insurance (CNA Pro)	487	385	1,484	1,163
Surety	92	87	267	259
Warranty	81	80	233	228

Specialty Lines revenue	660	552	1,984	1,650

Life and Group Non-Core
Life & Annuity	41	314	(217)	770
Health	265	558	786	1,646
Other	(1)	37	54	121

Life and Group Non-Core revenue	305	909	623	2,537

Corporate and Other Non-Core
CNA Re	27	105	187	481
Other	38	71	204	238

Corporate and Other Non-Core revenue	65	176	391	719

Eliminations	(20)	(60)	(94)	(179)

Total revenue	$2,317	$2,725	$7,245	$8,669

Note N. Significant Transactions

CNA Trust

On August 1, 2004, the Company completed the sale of the retirement plan trust and recordkeeping business portfolio of CNA Trust to Union Bank of California, N.A. (Union Bank) for approximately $12 million. As a result of the sale, CNA recorded a realized investment gain of approximately $9 million pretax ($5 million after-tax) for the three and nine months ended September 30, 2004.

Union Bank assumed assets and liabilities of $172 million and $172 million at August 1, 2004. The assets and liabilities of CNA Trust were $216 million and $184 million at December 31, 2003. The revenues of the business sold through the sale date were $1 million and $6 million for the three months ended September 30, 2004 and 2003, and $11 million and $20 million for the nine months ended September 30, 2004 and 2003. Net results of this business through the sale date were a net loss of $0.3 million and $0.4 million for the three months ended September 30, 2004 and 2003, and a net loss of $2 million and $0.03 million for the nine months ended September 30, 2004 and 2003.

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Individual Life Sale

On April 30, 2004, the Company completed the sale of its individual life insurance business to Swiss Re. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses were excluded from the sale. Swiss Re acquired VFL, a wholly owned subsidiary of CAC, and CNA’s Nashville, Tennessee insurance servicing and administration building as part of the sale. In connection with the sale, CNA entered into a reinsurance agreement in which CAC ceded its individual life insurance business to Swiss Re on a 100% indemnity reinsurance basis. As a result of this reinsurance agreement, approximately $1 billion of future policy benefit reserves were ceded to Swiss Re. CNA received consideration of approximately $700 million and recorded a realized investment loss of $622 million pretax ($389 million after-tax) during the six months ended June 30, 2004.

Swiss Re assumed assets and liabilities of $6.6 billion and $5.2 billion at April 30, 2004. The assets and liabilities of the individual life business sold were $6.6 billion and $5.4 billion at December 31, 2003. The revenues of the individual life business through the sale date were $151 million for the nine months ended September 30, 2004 and $168 million and $475 million for the three and nine months ended September 30, 2003. The net results for this business through the sale date were a net loss of $6 million for the nine months ended September 30, 2004 and net income of $23 million and $27 million for the three and nine months ended September 30, 2003.

Group Benefits Sale

On December 31, 2003, the Company completed the sale of the majority of its group benefits business through the sale of CNAGLA to Hartford. The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. In connection with the sale, CNA received consideration of approximately $530 million and recorded an after-tax realized investment loss on the sale of $122 million ($163 million pretax), including an after tax realized investment gain of $8 million ($13 million pretax) recorded in the second quarter of 2004.

As a result of this agreement, Hartford assumed assets and liabilities of $2.4 billion and $1.6 billion at December 31, 2003. The revenues of the group benefits business were $314 million and $910 million for the three and nine months ended September 30, 2003. Net income was $12 million and $27 million for the three and nine months ended September 30, 2003.

Personal Insurance Transaction

As part of the sale of CNA’s personal insurance business to The Allstate Corporation on October 1, 1999, the Company shared in claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceeded the claim and allocated claim adjustment expense reserves of approximately $1 billion at the date of sale. The Company’s remaining obligation with respect to claim and allocated claim adjustment expense reserves, valued as of October 1, 2003, was settled in March of 2004 and the sharing agreement was terminated. This settlement did not have a material impact on the results of operations of the Company for the nine months ended September 30, 2004.

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note O. Related Party Transactions

CNA reimburses Loews, or pays directly to Loews employees, approximately $24 million annually for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA.

CNA and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. For the nine months ended September 30, 2004 and 2003, CNA received $530 million and $258 million from Loews related to federal income taxes.

CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten-year term and are secured by the stock purchased. The balance of the loans as of September 30, 2004 exceeds the fair value of the related common stock collateral by $38 million.

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

In March of 2003, CNAF purchased the contractor’s outstanding bank debt for $16 million. The contractor purchased the bank debt from CNAF and retired it, with $11 million of the purchase price being funded under the new credit facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor’s benefit. Letters of credit in the amount of $3 million are due to expire in August of 2005. CNAF has also provided collateral for letters of credit issued by another bank for the contractor’s benefit in the aggregate amount of $8 million. Any CNAF reimbursements or access of CNAF collateral for draws upon the banks’ letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility. As of September 30, 2004, the aggregate amount of outstanding principal and accrued interest under the credit facility was $61 million, net of participation by Loews in the amount of $24 million.

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

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

an affiliate contributed $5 million in the aggregate to the contractor’s capital by forgiving certain of the contractor’s indebtedness.

The contractor is implementing a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure to the contractor. Based on the contractor’s restructuring efforts to date, the Company estimates that amounts due under the credit facility are collectible.

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

CCC and CNA Surety have had discussions with their insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to apprise the insurance regulators regarding their ongoing exposure to this account.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor’s failure to achieve its restructuring plan or perform its contractual obligations under the credit facility or under the Company’s surety bonds could have a material adverse effect on the Company’s results of operations and/ or equity. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $200 million pretax. In addition, such failures could cause the full amount due under the credit facility to be uncollectible.

CNA Surety Corporation

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

this contract. There were no reinsurance balances payable under this stop loss contract as of September 30, 2004 and December 31, 2003.

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

The Company follows a permitted practice that allows CIC to classify voluntary pools that are unauthorized in South Carolina but were classified as authorized in New Hampshire, CIC’s former state of domicile, as authorized in order to allow credit for the related reinsurance balances. Due to CIC’s redomestication to South Carolina effective January 1, 2004, this permitted practice was requested and has been granted through the period ended December 31, 2004, and is intended to allow CIC time to pursue the authorization of certain reinsurers on a South Carolina basis. The Company has now determined that pool members representing approximately 80% of the participation in the underlying pools are either currently licensed or authorized in the State of South Carolina. As of December 31, 2003, the ceded reserve credit for the entire reinsurance recoverable from voluntary pools classified as authorized was $348 million. The impact of this permitted practice on statutory surplus has not been fully quantified as the Company’s review of the South Carolina status of the underlying pool members is still in process.

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

CNA FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2004, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary dividend capacity in the amount of approximately $312 million to be used to fund CNAF’s 2004 debt service and principal repayment requirements. As of September 30, 2004, there is approximately $41 million of this dividend capacity available.

Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life and group insurance subsidiaries, were as follows.

Statutory Information

	Statutory Capital and Surplus
	September 30, 2004	December 31, 2003
(In millions)
Property and casualty insurance companies	$6,603	$6,170
Life and group	1,255	707

Statutory Information

	Statutory Net Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
(In millions)
Property and casualty insurance companies	$(132)	$(1,886)	$259	$(1,886)
Life and group (a)	20	50	709	(11)

(a)	The Statutory Net Income (Loss) for the nine months ended September 30, 2004 and the three and nine months ended September 30, 2003 includes the individual life insurance business. The Statutory Net Income (Loss) for the three and nine months ended September 30, 2003 includes the group benefits business sold on December 31, 2003.

CNA FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its subsidiaries (collectively CNA or the Company). CNA is one of the largest commercial insurance organizations in the United States and based on 2003 statutory net written premiums, is the fourteenth largest property and casualty company.

Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNAF as of September 30, 2004. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1.

CONSOLIDATED OPERATIONS

Results of Operations

The following table includes the consolidated results of operations. For more detailed components of CNA’s business operations, see the segment discussions within this Management's Discussion and Analysis (MD&A).

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions, except per share data)
Revenues
Net earned premiums	$1,947	$2,126	$6,221	$6,704
Net investment income	359	352	1,212	1,211
Realized investment gains (losses), net of participating policyholders’ and minority interests	(62)	164	(415)	466
Other revenues	73	83	227	288

Total revenues	2,317	2,725	7,245	8,669

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,596	4,342	4,859	8,320
Amortization of deferred acquisition costs	374	495	1,114	1,434
Other operating expenses	393	635	1,100	1,414
Interest	28	33	94	100

Total claims, benefits and expenses	2,391	5,505	7,167	11,268

Income (loss) before income tax and minority interest	(74)	(2,780)	78	(2,599)
Income tax benefit	52	1,006	77	983
Minority interest	(6)	14	(19)	9

Net income (loss)	$(28)	$(1,760)	$136	$(1,607)

Basic and Diluted Earnings (Loss) Per Share Basic and diluted earnings (loss) per share available to common stockholders	$(0.17)	$(7.94)	$0.35	$(7.39)

Weighted average outstanding common stock and common stock equivalents	256.0	223.6	256.0	223.6

Three Month Comparison

Net results from operations for the three months ended September 30, 2004 were adversely impacted by recent catastrophes including estimated net losses related to Hurricanes Charley, Frances, Ivan and

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Jeanne. The four storms negatively impacted third quarter results by $174 million after-tax ($268 million pretax). This estimate is net of anticipated reinsurance recoveries, and includes the impact of reinstatement premiums and insurance assessments. Actual losses from these catastrophes could exceed the Company’s current estimates. In addition, the Company recorded a bad debt provision for insurance receivables related to Professional Employer Organization (PEO) accounts in the third quarter of 2004 of $62 million after-tax ($95 million pretax). Favorably impacting the quarter was a $36 million after-tax ($55 million pretax) reduction of current accident year losses established during the first half of the year. The third quarter of 2003 net results were adversely impacted by significant charges, primarily related to net prior year development and increases in the provisions for insurance and reinsurance receivables.

For the three months ended September 30, 2004, net results increased $1,732 million as compared with the same period in 2003. This improvement in net results was due principally to decreased net unfavorable prior year development of $1,517 million after-tax ($2,331 million pretax) and a $249 million after-tax ($383 million pretax) decrease in the bad debt provisions for insurance and reinsurance receivables. Additionally, net results for the period were favorably impacted by the absence of a $65 million after-tax ($100 million pretax) increase in ULAE reserves and a $48 million after-tax ($73 million pretax) increase in insurance related assessments recorded in the third quarter of 2003. These favorable items were partially offset by increased catastrophe impacts and decreased net realized investment results. Catastrophe impacts were $181 million after-tax ($278 million pretax) and $37 million after-tax ($57 million pretax) for the three months ended September 30, 2004 and 2003. The increased catastrophe impacts were primarily due to a $174 million after-tax ($268 million pretax) loss resulting from the hurricanes in the third quarter of 2004.

Realized investment losses were $62 million for the three months ended September 30, 2004 as compared to realized investment gains of $164 million for the three months ended September 30, 2003. The decline was primarily due to losses related to derivative securities held to mitigate the effect of changes in long term interest rates on the value of the fixed maturity portfolio. While a decrease in long term interest rates during the third quarter of 2004 resulted in a realized loss related to these derivatives, the fair value of the Company’s fixed maturity portfolio was benefited by the interest rate movements resulting in a substantial increase in Accumulated Other Comprehensive Income and Stockholders’ Equity.

Net earned premiums decreased $179 million for the three months ended September 30, 2004 as compared with the same period in 2003. The decrease in net earned premiums was due primarily to reduced premium from the Life and Group businesses as well as CNA Re as a result of the decisions made in 2003 to focus on the core property and casualty business. Partially offsetting these decreases was a reduction in premiums ceded to corporate aggregate reinsurance treaties and other treaties in the third quarter of 2004 as compared to the third quarter of 2003. The 2003 cessions were principally due to the unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in the third quarter of 2003.

Nine Month Comparison

Net income increased $1,743 million for the nine months ended September 30, 2004 as compared with the same period in 2003. This improvement in net results was due principally to decreased net unfavorable prior year development of $1,769 million after-tax ($2,719 million pretax) and a $338 million after-tax ($520 million pretax) decrease in the bad debt provisions for insurance and reinsurance receivables. Additionally, net results for the period were favorably impacted by the absence of a $65 million after-tax ($100 million pretax) increase in ULAE reserves and a $48 million after-tax ($73 million pretax) increase in insurance related assessments recorded in 2003. These favorable impacts to net income in 2004 were partially offset by increased catastrophe impacts and decreased net realized investment results.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Catastrophe impacts were $189 million after-tax ($291 million pretax) and $87 million after-tax ($132 million pretax) for the nine months ended September 30, 2004 and 2003.

Realized investment losses were $415 million for the nine months ended September 30, 2004 as compared to realized investment gains of $466 million for the nine months ended September 30, 2003. The decrease in the pretax investment results was primarily due to a $622 million pretax loss on the sale of the individual life insurance business, losses related to derivative securities, and decreased realized gains for fixed maturity securities. These decreases were partially offset by a $162 million pretax gain on the disposition of the Company’s equity holdings of Canary Wharf Group PLC (Canary Wharf), a London-based real estate company.

Net earned premiums decreased $483 million for the nine months ended September 30, 2004 as compared with the same period in 2003. The decrease in net earned premiums was due primarily to reduced premium from the individual life and group benefits businesses as well as CNA Re as a result of the decisions made in 2003 to focus on the core property and casualty business. Partially offsetting these unfavorable impacts was a reduction in premiums ceded to corporate aggregate and other reinsurance treaties in 2004 as compared to 2003. The 2003 cessions were principally due to the unfavorable net prior year development recorded in the third quarter of 2003.

Net Prior Year Development

A significant component of the results of operations for the three and nine months ended September 30, 2003 was unfavorable net prior year development recorded for the property and casualty and the non-core segments. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net, for prior years, are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable.

The following tables summarize the pretax net prior year development for core operations and asbestos and environmental pollution and mass tort (APMT) by segment for the three and nine months ended September 30, 2004 and 2003.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net Prior Year Development For the three months ended September 30, 2004

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:
Core (Non-APMT)	$(6)	$—	$1	$(5)
APMT	—	—	4	4
Ceded losses related to corporate aggregate reinsurance treaties	4	(9)	5	—

Pretax unfavorable (favorable) net prior year development before impact of premium development	(2)	(9)	10	(1)

Unfavorable (favorable) premium development, excluding the impact of corporate aggregate reinsurance treaties	11	(15)	5	1
Ceded premiums related to corporate aggregate reinsurance treaties	(3)	3	(3)	(3)

Total unfavorable (favorable) premium development	8	(12)	2	(2)

Total unfavorable (favorable) net prior year development (pretax)	$6	$(21)	$12	$(3)

Total unfavorable (favorable) net prior year development (after-tax)	$4	$(14)	$8	$(2)

Net Prior Year Development For the three months ended September 30, 2003

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:
Core (Non-APMT)	$1,123	$223	$188	$1,534
APMT	—	—	795	795
Ceded losses related to corporate aggregate reinsurance treaties	(300)	(59)	(80)	(439)

Pretax unfavorable net prior year development before impact of premium development	823	164	903	1,890

Unfavorable (favorable) premium development, excluding the impact of corporate aggregate reinsurance treaties	128	(1)	(3)	124
Ceded premiums related to corporate aggregate reinsurance treaties	160	32	43	235

Total premium development	288	31	40	359

Total unfavorable net prior year development (pretax)	$1,111	$195	$943	$2,249

Total unfavorable net prior year development (after-tax)	$722	$128	$613	$1,463

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net Prior Year Development For the nine months ended September 30, 2004

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:
Core (Non-APMT)	$107	$74	$14	$195
APMT	—	—	44	44
Ceded losses related to corporate aggregate reinsurance treaties	4	(9)	5	—

Pretax unfavorable net prior year development before impact of premium development	111	65	63	239

Unfavorable (favorable) premium development, excluding the impact of corporate aggregate reinsurance treaties	(97)	(29)	15	(111)
Ceded premiums related to corporate aggregate reinsurance treaties	(1)	3	(2)	—

Total unfavorable (favorable) premium development	(98)	(26)	13	(111)

Total unfavorable net prior year development (pretax)	$13	$39	$76	$128

Total unfavorable net prior year development (after-tax)	$8	$25	$49	$82

Net Prior Year Development For the nine months ended September 30, 2003

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:
Core (Non-APMT)	$1,437	$322	$336	$2,095
APMT	—	—	795	795
Ceded losses related to corporate aggregate reinsurance treaties	(480)	(59)	(104)	(643)

Pretax unfavorable net prior year development before impact of premium development	957	263	1,027	2,247

Unfavorable (favorable) premium development, excluding the impact of corporate aggregate reinsurance treaties	203	(8)	(26)	169
Ceded premiums related to corporate aggregate reinsurance treaties	265	32	57	354

Total premium development	468	24	31	523

Total unfavorable net prior year development (pretax)	$1,425	$287	$1,058	$2,770

Total unfavorable net prior year development (after-tax)	$926	$187	$688	$1,801

Strategic Review

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Sale of Individual Life Business — On April 30, 2004, CNA completed the sale of its individual life insurance business. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses were excluded from the sale. Consideration from the sale was approximately $700 million. CNA recorded a realized investment loss of $389 million after-tax ($622 million pretax) during the first six months of 2004. See Note N to the Condensed Consolidated Financial Statements in Item 1 for further discussion.

Sale of Group Benefits Business — On December 31, 2003, CNA completed the sale of the majority of its group benefits business. The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. Consideration from the sale was approximately $530 million, resulting in an after-tax realized investment loss on the sale of $122 million after-tax ($163 million pretax), including an after-tax realized investment gain of $8 million after-tax ($13 million pretax) recorded in the second quarter of 2004.

Assumed Reinsurance Renewal Rights Sale — During 2003, the Company sold the renewal rights for most of the treaty business of CNA Re and withdrew from the assumed reinsurance business. CNA is managing the run-off of its retained liabilities.

Expense Initiatives — The group benefits business, individual life and annuity insurance business and CNA Re absorbed approximately $150 million of the total shared corporate overhead expenses that are allocated to all of CNA’s businesses. The Company expects that the 2004 consolidated net operating results will include approximately $35 million after-tax of losses for these three businesses, largely due to these corporate overhead expenses. This amount has been revised from the $50 million loss estimate that was previously disclosed in the Company’s 2003 Form 10-K primarily because of the impact of the loss on the sale of the individual life business and favorable mortality and investment results in the first quarter of 2004. The 2003 expense initiative did not contemplate the sale or exit of these businesses, and therefore the savings from that initiative will be partially offset by these expenses.

The primary components of the 2003 expense initiative were a reduction of the workforce by approximately five percent, lower commissions and other acquisition costs, principally related to workers compensation, and reduced spending in other areas. As of December 31, 2003, the Company achieved the targeted workforce reduction. Actions related to reducing commissions and other acquisition expenses began in 2003 and were completed in 2004.

The Company has undertaken additional expense initiatives in 2004 that are expected to produce expense savings in excess of $100 million beginning in 2004 and continuing through 2005. The primary components of the expense initiatives are a reduction in certain business expenses through more stringent expense policies and guidelines, reduced facilities cost through consolidation of locations, and to a lesser extent, workforce reductions.

Capital Plan — The capital plan established in November of 2003 consisted of the November sale of $750 million of a new series of CNA convertible preferred stock to Loews. The preferred stock converted into 32,327,015 shares of CNAF common stock on April 20, 2004. Additionally, the capital plan included a commitment from Loews for additional capital support of up to $500 million by February 27, 2004 through the purchase of surplus notes of Continental Casualty Company (CCC), CNA’s principal insurance subsidiary, in the event certain additions to CCC’s statutory capital were not achieved through asset sales and up to an additional $150 million to support the statutory capital of CCC in the event of additional shortfalls in relation to business and asset sales. In accordance with such commitments, in February of 2004, Loews purchased $46 million of surplus notes from CCC, in relation to the sale of CNA’s group benefits business, and also purchased $300 million of additional surplus notes of CCC in

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

relation to the sale of CNA’s individual life business, discussed above. The sale of the individual life business resulted in an addition to statutory capital in excess of $550 million. CCC received insurance regulatory approval for the repayment of the $300 million CCC Life surplus note issued in February of 2004, including accrued interest, and repaid these amounts in full on June 16, 2004. CCC plans to seek approval from the insurance regulatory authority for the repayment of the CCC Group surplus note in 2004. The purchase of the preferred stock and the surplus notes fulfilled the commitment from Loews in relation to the capital plan.

Sale of CNA Trust — On August 1, 2004, CNA completed the sale of the retirement plan trust and recordkeeping business portfolio of CNA Trust to Union Bank of California. Consideration from the sale was approximately $12 million, resulting in an after-tax realized investment gain on the sale of $5 million ($9 million pretax).

Revised Business Segment Reporting — As a result of the strategic review and other actions described above, in 2004 CNA changed how it manages its core operations and makes business decisions. Accordingly, the Company revised its reportable business segment structure to reflect these changes. CNA’s core operations, property and casualty operations, are now reported in two business segments: Standard Lines and Specialty Lines. CNA’s non-core operations are managed in two segments: Life and Group Non-Core and Corporate and Other Non-Core. Prior period segment disclosures have been conformed to the current year presentation.

Standard Lines includes standard property and casualty coverages, excess and surplus lines, and insurance and risk management products. CNA Global (formerly included in Specialty Lines), which consists of marine and global standard lines, is included in Standard Lines.

Specialty Lines includes professional financial and specialty property and casualty products and services.

Life and Group Non-Core includes the results of the life and group lines of business which have been sold or placed in run-off. This segment also includes Group Operations and Life Operations (formerly separate reportable segments) and certain run-off life and group operations formerly included in the Corporate and Other segment.

Corporate and Other Non-Core includes the results of several property and casualty and other lines placed in run-off, including CNA Re (formerly a stand alone property and casualty segment), CNA Guaranty and Credit (formerly included in Specialty Lines) and other property and casualty lines placed in run-off. This segment also includes results related to the centralized adjusting and settlement of APMT claims, participation in voluntary insurance pools and other non-insurance operations.

Results of Retained and Sold Businesses — Throughout this MD&A, the results of operations include discussion and results for all of CNA’s businesses, including those sold or exited as described above. The following tables provide information about CNA’s results of operations for the retained and sold businesses for the three and nine months ended September 30, 2004 and 2003. Included in the net income (loss) of the businesses sold are the realized gains (losses) on the sale of these businesses as well as the effects of shared corporate overhead expenses which continue to be allocated to the sold businesses.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Consolidated Net Income (Loss)

				Corporate
	Standard	Specialty	Life and Group	and Other
	Lines	Lines	Non-Core	Non-Core (b)	Total
Three months ended September 30, 2004
Net results of businesses retained	$(97)	$72	$3	$8	$(14)
Net results of businesses sold (a)	—	—	(14)	—	(14)

Total consolidated net income (loss) for the three months ended September 30, 2004	$(97)	$72	$(11)	$8	$(28)

Three months ended September 30, 2003
Net results of businesses retained	$(911)	$(128)	$14	$(769)	$(1,794)
Net results of businesses sold (a)	—	—	34	—	34

Total consolidated net income
(loss) for the three months ended September 30, 2003	$(911)	$(128)	$48	$(769)	$(1,760)

(a)	Included the group benefits business sold on December 31, 2003, the individual life business sold on April 30, 2004 and the CNA Trust business sold on August 1, 2004.

(b)	Included $5 million of Net Income for the three months ended September 30, 2004 and $74 million of Net Loss for the three months ended September 30, 2003, from CNA Re, which is in run-off.

Consolidated Net Income (Loss)

				Corporate
	Standard	Specialty	Life and Group	and Other
	Lines	Lines	Non-Core	Non-Core (b)	Total
Nine months ended September 30, 2004
Net results of businesses retained	$203	$259	$11	$79	$552
Net results of businesses sold (a)	—	—	(416)	—	(416)

Total consolidated net income (loss) for the nine months ended September 30, 2004	$203	$259	$(405)	$79	$136

Nine months ended September 30, 2003
Net results of businesses retained	$(876)	$(47)	$28	$(766)	$(1,661)
Net results of businesses sold (a)	—	—	54	—	54

Total consolidated net income (loss) for the nine months ended September 30, 2003	$(876)	$(47)	$82	$(766)	$(1,607)

(a)	Included the group benefits business sold on December 31, 2003, the individual life business sold on April 30, 2004 and the CNA Trust business sold on August 1, 2004. The sale of the individual life business resulted in an after-tax realized investment loss on sale of $389 million. An after-tax realized investment gain of $8 million was recorded for the nine months ended September 30, 2004 related to the sale of the group benefits business.

(b)	Included $42 million of Net Income for the nine months ended September 30, 2004 and $5 million of Net Loss for the nine months ended September 30, 2003 from CNA Re, which is in run-off.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net Earned Premiums

				Corporate
	Standard	Specialty	Life and Group	and Other
	Lines	Lines	Non-Core	Non-Core (b)	Total
Three months ended September 30, 2004
Net earned premiums of businesses
retained	$1,183	$576	$182	$6	$1,947
Net earned premiums of businesses sold (a)	—	—	—	—	—

Total net earned premiums for the three months ended September 30, 2004	$1,183	$576	$182	$6	$1,947

Three months ended September 30, 2003
Net earned premiums of businesses retained	$1,001	$451	$239	$63	$1,754
Net earned premiums of businesses sold (a)	—	—	372	—	372

Total net earned premiums for the three months ended September 30, 2003	$1,001	$451	$611	$63	$2,126

Net Earned Premiums

				Corporate
	Standard	Specialty	Life and Group	and Other
	Lines	Lines	Non-Core	Non-Core (b)	Total
Nine months ended September 30, 2004
Net earned premiums of businesses retained	$3,756	$1,672	$595	$83	$6,106
Net earned premiums of businesses sold (a)	—	—	115	—	115

Total net earned premiums for the nine months ended September 30, 2004	$3,756	$1,672	$710	$83	$6,221

Nine months ended September 30, 2003
Net earned premiums of businesses retained	$3,238	$1,338	$697	$328	$5,601
Net earned premiums of businesses sold (a)	—	—	1,103	—	1,103

Total net earned premiums for the nine months ended September 30, 2003	$3,238	$1,338	$1,800	$328	$6,704

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

(a)	Includes the group benefits business sold on December 31, 2003 and the individual life business sold on April 30, 2004.

(b)	Includes $14 million and $84 million of Net Earned Premiums for the three months ended September 30, 2004 and 2003 and $115 million and $371 million of Net Earned Premiums for the nine months ended September 30, 2004 and 2003 from CNA Re, which is in run-off. Also includes Net Earned Premiums related to intercompany eliminations. See Note M in the Notes to the Condensed Consolidated Financial Statements for more information on intercompany eliminations.

Reclassification of Change in Allowance for Uncollectible Reinsurance — In the second quarter of 2004, the expenses incurred related to uncollectible reinsurance receivables were reclassified from “Other operating expenses” to “Insurance claims and policyholders’ benefits” on the Condensed Consolidated Statements of Operations. Prior period amounts and ratios have been reclassified to conform to the current year presentation. This reclassification had no impact on net income (loss) or the combined ratios in any period; however, this change generally had an unfavorable impact on the loss and loss adjustment expense ratios and a favorable impact on the expense ratios.

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

The Company’s investment portfolio is subject to market declines below book value that may be other-than-temporary. The Company has an Impairment Committee, which reviews the investment portfolio on a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the results of operations in the period in which the determination occurred.

In March of 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1), as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under EITF 03-1 an investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. An impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.

This new guidance for determining whether an impairment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 related to other-than-temporary impairment until additional implementation guidance is provided. As a result of the delay, during the three month period ended

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

September 30, 2004, the Company continued to apply existing accounting literature for determining when a decline in fair value is other-than-temporary.

The Company continues to evaluate the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities, including the potential impacts from any revisions to the original guidance issued. Adoption of this standard as originally issued may cause the Company to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and would likely also impact the recognition of investment income on impaired securities. Such an impact would likely increase earnings volatility in future periods. However, since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard as originally issued is not expected to have a significant impact on equity. Further information on the Company’s investments is provided in the Investments section below.

Individual Long Term Care Products

The Company’s reserves and deferred acquisition costs for its individual long term care product offerings are based on certain assumptions including morbidity, policy persistency and interest rates. Actual experience may differ from these assumptions. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors including potential future premium increases and future health care cost trends. The results of operations and/or equity may be materially affected if actual experience varies significantly from these assumptions.

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

Loans to National Contractor

CNAF has made loans through a credit facility provided to a national contractor to whom CNA Surety Corporation (CNA Surety) provides significant amounts of surety bond insurance coverage. As of September 30, 2004, the aggregate amount of outstanding principal and accrued interest under the credit facility was $61 million, net of participation by Loews in the amount of $24 million. The credit facility was established to help the contractor meet its liquidity needs. The contractor is implementing restructuring efforts to reduce costs and improve cash flow. Based on the contractor’s restructuring efforts to date, the Company estimates that amounts due under the credit facility are collectible.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor’s failure to achieve its restructuring plan or perform its contractual obligations under the credit facility or under the Company’s surety bonds could have a material adverse effect on the Company’s results of operations and/ or equity. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, but before the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

effects of minority interest, to be approximately $200 million pretax. In addition, such failures could cause the full amount due under the credit facility to be uncollectible.

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

The Company’s recorded Insurance Reserves, including APMT reserves, reflect management’s best estimate as of a particular point in time based upon known facts, current law and management’s judgment. In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in the Company identifying information and trends that have caused the Company to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect the Company’s results of operations, equity, business, insurer financial strength and debt ratings. See the Ratings section of this MD&A for further information on the Company’s ratings. In addition, the Company periodically undergoes state regulatory financial examinations. Such examinations are currently underway. The Company is presently engaged in discussions related to the examination with state regulatory agencies. See the Regulatory Matters section of the MD&A for further information.

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

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $55 million and $148 million for the three months ended September 30, 2004 and 2003, and $161 million and $288 million for the nine months ended September 30, 2004 and 2003. The amount subject to interest crediting rates on such contracts was $2,726 million and $2,789 million at September 30, 2004 and December 31, 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

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

The following table summarizes the amounts receivable from reinsurers at September 30, 2004 and December 31, 2003.

Components of reinsurance receivables

	September 30, 2004	December 31, 2003
(In millions)
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$14,038	$14,216
Ceded future policy benefits	1,227	1,218
Ceded policyholders’ funds	60	7
Billed reinsurance receivables	587	813

Reinsurance receivables	15,912	16,254
Allowance for uncollectible reinsurance	(531)	(573)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$15,381	$15,681

The Company has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $531 million and $573 million at September 30, 2004 and December 31, 2003. The net decrease in the allowance was primarily due to a release of a previously established allowance related to The Trenwick Group resulting from the finalization of commutation agreements in the second quarter of 2004, partially offset by a net increase in the allowance for other reinsurance receivables. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” on the Condensed Consolidated Statements of Operations.

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

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

For the nine months ended September 30	Direct	Assumed	Ceded	Net
(In millions)
2004
Property and casualty	$8,059	$163	$2,663	$5,559
Accident and health	919	45	421	543
Life	369	—	250	119

Total earned premiums	$9,347	$208	$3,334	$6,221

2003
Property and casualty	$7,977	$460	$3,459	$4,978
Accident and health	1,196	78	42	1,232
Life	801	4	311	494

Total earned premiums	$9,974	$542	$3,812	$6,704

The Company has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. The aggregate loss ratio has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. The aggregate limits under both sections of the Aggregate Cover were fully utilized in 2003.

The pretax impact of the Aggregate Cover was as follows:

Pretax Impact of Aggregate Cover

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Ceded earned premiums	$3	$(223)	$—	$(251)
Ceded claim and claim adjustment expense	—	422	—	500
Interest charges	(19)	(88)	(61)	(123)

Pretax benefit (expense)	$(16)	$111	$(61)	$126

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

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. If the aggregate loss ratio would exceed these certain thresholds, then additional interest charges on funds withheld would be approximately $34 million in 2004. During 2003, the aggregate limits under the CCC Cover were fully utilized.

The pretax impact of the CCC Cover was as follows:

Pretax Impact of CCC Cover

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Ceded earned premiums	$—	$(10)	$—	$(100)
Ceded claim and claim adjustment expense	—	17	—	143
Interest charges	(12)	(13)	(34)	(48)

Pretax benefit (expense)	$(12)	$(6)	$(34)	$(5)

The pretax impact by operating segment of the Aggregate Cover and the CCC Cover was as follows:

Pretax Impact of Aggregate Cover and CCC Cover

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Standard Lines	$(23)	$72	$(66)	$93
Specialty Lines	6	17	—	16
Corporate and Other	(11)	16	(29)	12

Pretax benefit (expense)	$(28)	$105	$(95)	$121

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

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

While the Act provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event through 2005, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, the Company’s results of operations or equity could nevertheless be materially adversely impacted by them. The Company is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions (where applicable) and the use of reinsurance. In addition, under state laws, the Company is generally prohibited from excluding terrorism exposure from its primary workers compensation policies. In those states that mandate property insurance coverage of damage from fire following a loss, the Company is also prohibited from excluding terrorism exposure under such coverage.

Reinsurers’ obligations for terrorism-related losses under reinsurance agreements are not covered by the Act. The Company’s assumed reinsurance arrangements, beginning with the January 1, 2002 renewal period, either exclude terrorism coverage or significantly limit the level of coverage.

As noted, the Act expires on December 31, 2005. In anticipation of the expiration of the Act, the Company is participating in a coalition to encourage reauthorization of the Act. The Financial Services Committee of the House of Representatives has passed a reauthorization bill, H.R. 4634, but it has not been voted on by the entire House. A similar Senate measure, S. 2764, is pending in the Senate Banking Committee, but no vote has yet been taken. Although the Congress is expected to reconvene in mid-November of 2004, it is not expected that they will resume debate on this matter until early in 2005.

The pending bills described above would extend the Act for two additional years and require that terrorism coverage be made available for all years. Deductibles under the bills would be held at 15% in year four and raised to 20% in year five. Notwithstanding these developments, enactment of a law extending the Act is not assured.

If the Act is not extended CNA will, among other steps, seek to exclude risks with perceived terrorism exposure, to the extent permitted by law. Strict underwriting standards and risk avoidance measures will be taken where exclusions are not permitted. Annual policy renewals with effective dates of January 1, 2005 or later will be underwritten with the assumption that the Act will not be extended and that no Federal backstop for terrorism exposure will be available. In advance of that date, CNA expects to apply for regulatory approval of terrorism exclusions. There is no assurance that CNA will be able to eliminate or limit terrorism exposure risks in coverages, or that regulatory authorities will approve policy exclusions for terrorism.

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

No restructuring and other related charges related to the IT Plan were incurred for the three or nine months ended September 30, 2004 and 2003. During the third quarter of 2004, the remaining IT Plan accrual was released.

No restructuring and other related charges related to the 2001 Plan were incurred for the three or nine months ended September 30, 2004 and 2003. During 2004, $5 million in payments for lease termination costs were charged against the liability. As of September 30, 2004, the accrued liability, relating

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

primarily to lease termination costs, was $15 million. Of the remaining accrual, approximately $1 million is expected to be paid in 2004.

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
RESULTS OF OPERATIONS, Continued

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

Reconciliation of Underwriting Income (Loss) to Net Income (Loss)

	Standard	Specialty
Three months ended September 30, 2004	Lines	Lines
(In millions)
Underwriting income (loss)	$(262)	$55
Net investment income	125	61
Other revenues	32	36
Other expenses	(25)	(29)

Income (loss) before income tax (expense) benefit, minority interest and net realized investment losses	(130)	123
Income tax (expense) benefit	58	(39)
Minority interest	(2)	(4)

Income (loss) before net realized investment losses	(74)	80
Realized investment losses, net of participating policyholders’ and minority interest	(33)	(13)
Income tax benefit on realized investment losses	10	5

Net income (loss)	$(97)	$72

Reconciliation of Underwriting Loss to Net Loss

	Standard	Specialty
Three months ended September 30, 2003	Lines	Lines
(In millions)
Underwriting loss	$(1,519)	$(310)
Net investment income	55	47
Other revenues	34	35
Other expenses	(35)	(30)

Loss before income tax benefit, minority interest and net realized investment gains	(1,465)	(258)
Income tax benefit	520	103
Minority interest	(2)	15

Loss before net realized investment gains	(947)	(140)
Realized investment gains, net of participating policyholders’ and minority interest	58	19
Income tax expense on realized investment gains	(22)	(7)

Net loss	$(911)	$(128)

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Reconciliation of Underwriting Income (Loss) to Net Income

	Standard	Specialty
Nine months ended September 30, 2004	Lines	Lines
(In millions)
Underwriting income (loss)	$(255)	$165
Net investment income	382	182
Other revenues	102	93
Other expenses	(84)	(84)

Income before income tax expense, minority interest and net realized investment gains	145	356
Income tax expense	(1)	(107)
Minority interest	(6)	(13)

Income before net realized investment gains	138	236
Realized investment gains, net of participating policyholders’ and minority interest	101	37
Income tax expense on realized investment gains	(36)	(14)

Net income	$203	$259

Reconciliation of Underwriting Loss to Net Loss

	Standard	Specialty
Nine months ended September 30, 2003	Lines	Lines
(In millions)
Underwriting loss	$(1,933)	$(360)
Net investment income	289	149
Other revenues	166	82
Other expenses	(158)	(68)

Loss before income tax benefit, minority interest and net realized investment gains	(1,636)	(197)
Income tax benefit	600	88
Minority interest	(1)	10

Loss before net realized investment gains	(1,037)	(99)
Realized investment gains, net of participating policyholders’ and minority interest	249	81
Income tax expense on realized investment gains	(88)	(29)

Net loss	$(876)	$(47)

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

Property and Casualty’s field structure consists of 33 branch locations across the country organized into 4 regions. Each branch provides the marketing, underwriting and risk control expertise on the entire portfolio of products. In addition, these branches provide streamlined claim services utilizing the same regional structure. The Centralized Processing Operation for small and middle-market customers, located in Maitland, Florida, handles policy processing and accounting, and also acts as a call center to optimize customer service. Also, Standard Lines, primarily through a wholly owned subsidiary, ClaimPlus, Inc., a third party administrator, began providing total risk management services relating to claim services, risk control, cost management and information services to the large commercial insurance marketplace in 2003.

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

The following table summarizes the results of operations for Standard Lines.

Results of Operations

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Net written premiums	$1,046	$1,028	$3,520	$3,388
Net earned premiums	1,183	1,001	3,756	3,238
Underwriting loss	(262)	(1,519)	(255)	(1,933)
Income (loss) before net realized investment gains (losses)	(74)	(947)	138	(1,037)
Net realized investment gains (losses)	(23)	36	65	161
Net income (loss)	(97)	(911)	203	(876)
Ratios
Loss and loss adjustment expense	80.4%	177.9%	71.9%	110.2%
Expense	41.1	67.8	34.8	46.8
Dividend	0.7	6.0	0.1	2.7

Combined	122.2%	251.7%	106.8%	159.7%

Three Month Comparison

Net results for Standard Lines for the three months ended September 30, 2004 were adversely impacted by recent catastrophes including estimated net losses related to Hurricanes Charley, Frances, Ivan and Jeanne. The four storms negatively impacted third quarter Standard Lines results by $165 million after-tax ($254 million pretax). This estimate is net of anticipated reinsurance recoveries, and includes the impact of reinstatement premiums and insurance assessments. Actual losses for these catastrophes could exceed the Company’s current estimates. In addition, the Company recorded a bad debt provision for insurance receivables related to PEO accounts in the third quarter of 2004 of $62 million after-tax ($95 million pretax). Favorably impacting the quarter was a $36 million after-tax ($55 million pretax) reduction of current accident year losses established during the first half of the year. The third quarter of 2003 net results were adversely impacted by significant charges primarily related to net prior year development and increases in the provision for insurance and reinsurance receivables.

For the three months ended September 30, 2004, net results increased $814 million as compared with the same period in 2003. This improvement was due primarily to decreased unfavorable net prior year development of $718 million after-tax ($1,105 million pretax), a decrease in the bad debt provision recorded for insurance receivables of $66 million after-tax ($102 million pretax) and a decrease in the bad debt provision for reinsurance receivables of $24 million after-tax ($36 million pretax) and increased net investment income. Additionally, net results for the period were favorably impacted by the absence of a $29 million after-tax ($44 million pretax) increase in insurance-related assessments and a $7 million after-tax ($11 million pretax) increase in ULAE reserves recorded in the third quarter of 2003. These favorable items were partially offset by decreased net realized investment results and increased catastrophe impacts in 2004. Catastrophe impacts were $172 million after-tax ($264 million pretax) and $29 million after-tax ($46 million pretax) for the three months ended September 30, 2004 and 2003, as discussed below. See the Investments section of the MD&A for further discussion on net investment income and net realized investment gains.

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net written premiums for Standard Lines increased $18 million for the three months ended September 30, 2004 as compared with the same period in 2003. This increase was primarily driven by decreased premiums ceded to corporate aggregate and other reinsurance treaties in 2004 as compared with 2003. The 2003 cessions were principally due to the unfavorable net prior year development recorded in the third quarter of 2003. Net written premiums were unfavorably impacted by continued decreases in retention and new business across most property and casualty lines in 2004. Specifically impacting retention was the impact of intentional underwriting actions, including reductions in certain E&S programs, habitational construction business, silica-related risks, and workers’ compensation policies classified as high hazard. The net written premium results are consistent with the Company’s strategy of portfolio optimization. The Company’s priority is a diversified portfolio in profitable classes of business.

Standard Lines averaged rate increases of 3% and 15% for the three months ended September 30, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 65% and 71% were achieved for those contracts that were up for renewal.

Net earned premiums increased $182 million for the three months ended September 30, 2004 as compared with the same period in 2003. This increase was primarily driven by decreased ceded premiums related to corporate aggregate and other reinsurance treaties.

Underwriting results improved by $1,257 million and the combined ratio decreased 129.5 points for the three months ended September 30, 2004 as compared with the same period in 2003. The loss ratio decreased 97.5 points for the three months ended September 30, 2004 as compared with the same period in 2003. These improvements were primarily due to decreased net unfavorable prior year development of $1,105 million and a decrease in the bad debt provision recorded for reinsurance receivables of $36 million. Additionally, the loss ratio for the period was favorably impacted by the absence of an $11 million increase in ULAE reserves recorded in the third quarter of 2003. These favorable impacts on the 2004 loss ratio were partially offset by increased catastrophe impacts. Catastrophe losses of $245 million and $46 million were recorded for the three months ended September 30, 2004 and 2003. The increased catastrophe losses were primarily due to a $235 million loss resulting from Hurricanes Charley, Frances, Ivan and Jeanne. Additionally, underwriting results for the third quarter of 2004 were favorably impacted by a $55 million reduction of current accident year losses established during the first half of the year.

The expense ratio decreased 26.7 points for the three months ended September 30, 2004 as compared with the same period in 2003. This decrease was primarily due to an increased net earned premium base, a $102 million decrease in the provision for uncollectible insurance receivables recorded in 2004 and reduced expenses as a result of the expense initiatives as compared with the same period in 2003. Also contributing to these favorable impacts was the absence of a $44 million increase in certain insurance-related assessments recorded in the third quarter of 2003. Partially offsetting these favorable impacts was a $14 million increase in estimated underwriting assessments for the hurricanes.

The substantial bad debt provisions for insurance receivables in the third quarter of 2004 and 2003 were primarily related to PEO accounts. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003. In the third quarter of 2003, the Company performed a review of PEO accounts to estimate ultimate losses and the indicated recoveries under retrospective premium or high-deductible provisions of the insurance contracts. Based on the 2003 analysis of the credit standing of the individual PEO accounts and the amount of collateral held, the Company recorded an estimated bad debt provision of $187 million. In the third quarter of 2004, the review of PEO accounts was updated and the population of accounts reviewed was expanded to include Temporary Help accounts as well. Payroll audits performed since the last study identified that the exposure base for many accounts was higher than expected. In addition, recovery estimates were updated

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

based on current credit information on the insured. Based on the updated study, the Company recorded an estimated bad debt provision of $95 million in the third quarter of 2004 for these accounts.

The dividend ratio decreased 5.3 points for the three months ended September 30, 2004 as compared with the same period in 2003 due to net prior year favorable dividend development, primarily related to workers compensation products, and due to unfavorable net prior year development in 2003. Unfavorable dividend development of $46 million was primarily related to workers compensation products for the three months ended September 30, 2003. A review was completed in the third quarter of 2003 indicating dividend development that was higher than prior expectations. This development was recorded for accident years 2002 and prior.

Unfavorable net prior year development of $6 million was recorded for the three months ended September 30, 2004, including $2 million of favorable claim and allocated claim adjustment expense reserve development and $8 million of unfavorable premium development. Unfavorable net prior year development of $1,111 million, including $823 million of unfavorable claim and allocated claim adjustment expense reserve development and $288 million of unfavorable premium development, was recorded for the same period in 2003.

In the third quarter of 2004, approximately $15 million of unfavorable net prior claim and allocated claim adjustment expense reserve development was recorded in relation to the Company’s share of the National Workers Compensation Reinsurance Pool (NWCRP). During the third quarter of 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement will be a higher allocation to the remaining pool members, including the Company.

The following discusses net prior year development for Standard Lines recorded for the three months ended September 30, 2003.

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

Unfavorable net prior year claim and allocated claim adjustment expense development of approximately $285 million, was recorded for large account business including workers compensation coverages. Many

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

of the policies issued to these large accounts include provisions tailored specifically to the individual accounts. Such provisions effectively result in the insured being responsible for a portion of the loss. An example of such a provision is a deductible arrangement where the insured reimburses the Company for all amounts less than a specified dollar amount. These arrangements often limit the aggregate amount the insured is required to reimburse the Company. Analyses completed during the third quarter of 2003 included claims handled by third party administrators (TPA), which indicated higher losses from large accounts including an increase in the amounts of losses in excess of policyholder deductibles. The net prior year development was recorded primarily for accident years 2000 and prior.

Approximately $77 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from a program covering facilities that provide services to developmentally disabled individuals. This net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. Updated data showed the average claim size increasing at an annual rate of approximately 20%. Prior data had shown average claim size to be level. Similar to the average claim size, updated data showed the average policyholder defense cost increasing at an annual rate of approximately 20%. Prior data had shown average policyholder defense cost to be level. The net prior year reserve development recorded was primarily for accident years 2001 and prior.

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

Approximately $11 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded for directors and officers exposures in Global Lines. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development recorded was primarily for accident years 2000 and 2001.

The following net prior year development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions of individual products within the segment. Unfavorable net prior year development of approximately $210 million related to small and middle market workers compensation exposures and approximately $110 million related to E&S lines was recorded in the third quarter of 2003. Partially offsetting this unfavorable net prior year development was favorable net prior year development of approximately $210 million in the property line of business, including $79 million related to the September 11, 2001 World Trade Center Disaster and related events (WTC event).

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

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Nine Month Comparison

Net income increased $1,079 million for the nine months ended September 30, 2004 as compared with the same period in 2003. This improvement was due primarily to decreased unfavorable prior year development of $918 million after-tax ($1,412 million pretax), as discussed below, an $80 million after-tax ($124 million pretax) decrease in the bad debt provision for insurance receivables, a $32 million after-tax ($49 million pretax) decrease in the bad debt provision for reinsurance receivables and increased net investment income. Additionally, net results for the period were favorably impacted by the absence of $29 million after-tax ($44 million pretax) increase in insurance-related assessments and a $7 million after-tax ($11 million pretax) increase in ULAE reserves recorded in the third quarter of 2003. These favorable impacts on 2004 net income were partially offset by decreased net realized investment gains and increased catastrophe losses in the third quarter of 2004. Catastrophe impacts were $178 million after-tax ($274 million pretax) and $70 million after-tax ($108 million pretax) for the nine months ended September 30, 2004 and 2003, as discussed below. See the Investments section of the MD&A for further discussion on net investment income and net realized investment gains.

Net written premiums for Standard Lines increased $132 million and net earned premiums increased $518 million for the nine months ended September 30, 2004 as compared with the same period in 2003. These increases in net written and earned premiums were attributable to the same reasons as discussed above in the three month comparison.

Standard Lines averaged rate increases of 5% and 17% for the nine months ended September 30, 2004 and 2003 for the contracts that renewed during the period. Competitive market pressures are expected to continue to contribute to the moderation of rate increases as property and casualty market pricing continues to soften. Retention rates of 69% and 72% were achieved for those contracts that were up for renewal. Retention for the nine month period was impacted for the same reasons discussed above for the three month period.

Underwriting results improved by $1,678 million and the combined ratio decreased 52.9 points for the nine months ended September 30, 2004 as compared with the same period in 2003. The loss ratio decreased 38.3 points for the nine months ended September 30, 2004 as compared with the same period in 2003. This improvement was primarily due to decreased net unfavorable prior year development of $1,412 million and a decrease in the bad debt provision for reinsurance receivables of $49 million. Additionally, the loss ratio for the period was favorably impacted by the absence of an $11 million increase in ULAE reserves. These favorable impacts on 2004 underwriting results were partially offset by increased catastrophe impacts in 2004. Catastrophe losses of $255 million and $108 million were recorded for the nine months ended September 30, 2004 and 2003.

The expense ratio decreased 12.0 points for the nine months ended September 30, 2004 as compared with the same period in 2003. The dividend ratio decreased 2.6 points for the nine months ended September 30, 2004 as compared with the same period in 2003. These decreases were attributable to the same reasons as discussed in the three month comparison.

Unfavorable net prior year development of $13 million was recorded for the nine months ended September 30, 2004, including $111 million of unfavorable claim and allocated claim adjustment expense reserve development and $98 million of favorable premium development. Unfavorable net prior year development of $1,425 million, including $957 million of unfavorable claim and allocated claim adjustment expense reserve development and $468 million of unfavorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for Standard Lines were $14,370 million and $14,282 million at September 30, 2004 and December 31, 2003.

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The net carried claim and claim adjustment expense reserves were $9,236 million and $8,967 million at September 30, 2004 and December 31, 2003.

See the three months comparison above for discussion of net prior year development for the nine months ended September 30, 2004.

In addition to the development recorded in the third quarter of 2004 discussed in the three month comparison, the Company finalized commutation agreements with several members of the Trenwick Group in the second quarter of 2004. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.

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

See the three months comparison above for discussion of net prior year development for the nine months ended September 30, 2003.

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
RESULTS OF OPERATIONS, Continued

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

The following table summarizes the results of operations for Specialty Lines.

Results of Operations

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Net written premiums	$599	$528	$1,772	$1,491
Net earned premiums	576	451	1,672	1,338
Underwriting income (loss)	55	(310)	165	(360)
Income (loss) before net realized investment gains (losses)	80	(140)	236	(99)
Net realized investment gains (losses)	(8)	12	23	52
Net income (loss)	72	(128)	259	(47)
Ratios
Loss and loss adjustment expense	62.8%	138.1%	63.4%	97.8%
Expense	27.2	30.3	26.4	28.9
Dividend	0.4	0.3	0.3	0.2

Combined	90.4%	168.7%	90.1%	126.9%

Three Month Comparison

Net results improved $200 million for the three months ended September 30, 2004 as compared with the same period in 2003. This improvement was driven primarily by decreased unfavorable net prior year development of $142 million after-tax ($216 million pretax), a decrease in the bad debt provision for reinsurance receivables of $41 million after-tax ($64 million pretax) and increased net investment income. Additionally, net results for the period were favorably impacted by the absence of a $14 million after-tax ($22 million pretax) increase in ULAE reserves and a $7 million after-tax ($11 million pretax) increase in insurance related assessments recorded in the third quarter of 2003. These improvements were partially offset by decreased net realized investment gains and increased catastrophe impacts in 2004. Catastrophe impacts were $7 million after-tax ($11 million pretax) and $1 million after-tax ($1 million pretax) for the three months ended September 30, 2004 and 2003, as discussed below. See the Investments section of this MD&A for further discussion on net investment income and net realized investment gains.

Net written premiums for Specialty Lines increased $71 million and net earned premiums increased $125 million for the three months ended September 30, 2004 as compared with the same period in 2003. This increase was primarily driven by rate increases and retention, principally in Professional Liability Insurance (CNA Pro) and decreased premiums ceded to corporate aggregate and other reinsurance treaties in 2004 as compared with 2003, principally due to the unfavorable net prior year development recorded in the third quarter of 2003.

Specialty Lines averaged rate increases of 6% and 24% for the three months ended September 30, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 81% and 82% were achieved for those contracts that were up for renewal.

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Underwriting results improved by $365 million and the combined ratio decreased 78.3 points for the three months ended September 30, 2004 as compared with the same period in 2003. The loss ratio decreased 75.3 points due principally to decreased unfavorable net prior year development of $216 million, a $64 million decrease in bad debt reserves for uncollectible reinsurance and an improvement in the current net accident year loss ratio. Additionally, the loss ratio for the period was favorably impacted by the absence of a $22 million increase in ULAE reserves recorded in the third quarter of 2003. These favorable impacts to the loss ratio were partially offset by increased catastrophe impacts. Catastrophe losses of $10 million and $1 million were recorded for the three months ended September 30, 2004 and 2003. The increased catastrophe losses were due to a $10 million loss resulting from Hurricanes Charley, Frances, Ivan and Jeanne.

The expense ratio decreased 3.1 points primarily due to the increased earned premium base and the absence of an $11 million increase in certain insurance related assessments recorded in the third quarter of 2003. Additionally, the expense ratio was favorably impacted by decreased underwriting expenses due to the Company’s expense initiatives. Partially offsetting these favorable impacts are reduced ceding commissions due to the intentional reduction of the use of reinsurance.

Favorable net prior year development was $21 million, including $9 million of favorable claim and allocated claim adjustment expense and $12 million of favorable premium development, for the three months ended September 30, 2004. Unfavorable net prior year development of $195 million, including $164 million of unfavorable claim and allocated claim adjustment expense development and $31 million of unfavorable premium development, was recorded for the same period in 2003.

The following discusses net prior year development for Specialty Lines recorded for the three months ended September 30, 2003.

Approximately $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded relating to increased severity in excess coverages provided to facilities providing health care services. The development was based on reviews of individual accounts where claims had been expected to be less than the point at which the Company’s coverage applies. The current claim trends indicated that the layers of coverage provided by the Company would be impacted. The reserve development recorded was primarily for accident years 2001 and prior.

Approximately $47 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded for Surety for workers compensation bond exposure from accident years 1990 and prior and large losses for accident years 1999 and 2002.

Approximately $25 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded for directors and officers exposures in CNA Pro. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development recorded was primarily for accident years 2000 and 2001.

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
RESULTS OF OPERATIONS, Continued

$32 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion of the Company’s aggregate reinsurance treaties.

Nine Month Comparison

Net results improved $306 million for the nine months ended September 30, 2004 as compared with the same period in 2003. This improvement was driven primarily by decreased unfavorable net prior year development of $162 million after-tax ($248 million pretax), a decrease in the bad debt provision for reinsurance receivables of $80 million after-tax ($123 million pretax) and increased net investment income. Additionally, net results for the period were favorably impacted by the absence of a $14 million after-tax ($22 million pretax) increase in ULAE reserves and a $7 million after-tax ($11 million pretax) increase in insurance related assessments recorded in the third quarter of 2003. The increases in net income were partially offset by decreased net realized investment gains and increased catastrophe impacts. Catastrophe impacts were $9 million after-tax ($14 million pretax) and $2 million after-tax ($3 million pretax) for the nine months ended September 30, 2004 and 2003, as discussed below. See the Investments section of the MD&A for further discussion on net investment income and net realized investment gains.

Net written premiums for Specialty Lines increased $281 million and net earned premiums increased $334 million for the nine months ended September 30, 2004 as compared with the same period in 2003. These increases in net written and net earned premiums were primarily attributable to the same reasons as discussed above in the three month comparison.

Specialty Lines averaged rate increases of 10% and 29% for the nine months ended September 30, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 82% and 81% were achieved for those contracts that were up for renewal.

Underwriting results improved by $525 million and the combined ratio decreased 36.8 points for the nine months ended September 30, 2004 as compared with the same period in 2003. The loss ratio decreased 34.4 points due principally to decreased unfavorable net prior year development of $248 million, a decrease in the bad debt provisions for uncollectible reinsurance of $123 million and an improvement in the current net accident year loss ratio. Additionally, the loss ratio for the period was favorably impacted by the absence of a $22 million increase in ULAE reserves recorded in the third quarter of 2003. Catastrophe losses of $13 million and $3 million were recorded for the three months ended September 30, 2004 and 2003.

The expense ratio decreased 2.5 points due primarily to the reasons discussed above in the three month comparison.

Unfavorable net prior year development was $39 million, including $65 million of unfavorable claim and allocated claim adjustment expense and $26 million of favorable premium development for the nine months ended September 30, 2004. Unfavorable net prior year development of $287 million, including $263 million of unfavorable claim and allocated claim adjustment expense development and $24 million of unfavorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for Specialty Lines were $4,658 million and $4,200 million at September 30, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $3,141 million and $2,919 million at September 30, 2004 and December 31, 2003.

In the second quarter of 2004, the Company finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. Additionally, unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from the increased emergence of several large D&O claims primarily in recent accident years.

In addition to the unfavorable net prior year development recorded in the third quarter of 2003 as discussed in the three month comparison, approximately $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded for D&O exposures in the second quarter of 2003. The unfavorable net prior year reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The unfavorable net prior year reserve development recorded was primarily for accident years 2001 and 2002.

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

LIFE AND GROUP NON-CORE

Business Overview

Group Operations and Life Operations (formerly separate reportable segments) have been combined into one reportable segment where the operating results from the run-off of the retained group and life products will be reported as Life and Group Non-Core. Additionally, certain run-off life and group operations, including group reinsurance, are also included in the Life and Group Non-Core segment. The segment includes results for periods prior to sale of the group business that was sold on December 31, 2003, the individual life business, that was sold on April 30, 2004, the CNA Trust business that was sold on August 1, 2004 and the effects of the shared corporate overhead expenses which continue to be allocated to the sold businesses.

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

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following table summarizes the results of operations for Life and Group Non-Core.

Results of Operations

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Net earned premiums	$182	$611	$710	$1,800
Income (loss) before net realized investment gains (losses)	(13)	9	(20)	76
Net realized investment gains (losses)	2	39	(385)	6
Net income (loss)	(11)	48	(405)	82

Three Month Comparison

Net earned premiums for Life and Group Non-Core decreased $429 million in the third quarter of 2004 as compared with the same period in 2003. The decrease in net earned premiums was due primarily to the absence of premiums from the group benefits and the individual life businesses. The group benefits business was sold on December 31, 2003 and the individual life business was sold on April 30, 2004. There were no net earned premiums from the sold life and group businesses for the three months ended September 30, 2004 as compared with $372 million for the same time period in 2003. Net earned premiums also decreased in most of the remaining lines of business, which are in run-off and are expected to continue to decrease.

Net results decreased $59 million in the third quarter of 2004 as compared with the same period in 2003. The decrease in net results related primarily to the absence of favorable results from the group benefits and individual life businesses, decreased net realized investment gains and decreased net investment income for the remaining lines of business. Net income for the sold life and group businesses was $34 million for the three months ended September 30, 2003. Included in the net results for the three months ended September 30, 2004 is the $5 million after-tax ($9 million pretax) realized gain on the sale of the CNA Trust business and the effects of the shared corporate overhead expenses which continue to be allocated to the sold businesses. Partially offsetting these negative impacts to 2004 net results is the absence of the $50 million pretax unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in the third quarter of 2003 related to the Company’s past participation in several insurance pools, which is part of the group reinsurance run-off business.

Nine Month Comparison

Net earned premiums for Life and Group Non-Core decreased $1,090 million for the nine months ended September 30, 2004 as compared with the same period in 2003. The decrease in net earned premiums was due primarily to the absence of premiums from the group benefits and the individual life businesses. Net earned premiums for the sold life and group businesses were $115 million and $1,103 million for the nine months ended September 30, 2004 and 2003. Net earned premiums also decreased in most of the remaining lines of business, which are in run-off and are expected to continue to decrease.

Net results decreased $487 million for the nine months ended September 30, 2004 as compared with the same period in 2003. The decrease in net results related primarily to net realized investment losses, including the realized loss of approximately $389 million after-tax ($622 million pretax) for the sale of the individual life business and the absence of favorable results from the group benefits and individual life businesses. Net results for the sold life and group businesses were $416 million of net loss (including the loss on sales and the effects of shared corporate overhead expenses) and $54 million of net income for the nine months ended September 30, 2004 and 2003.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net results also decreased as a result of the $22 million after-tax ($34 million pretax) increase in insurance reserves and the allowance for uncollectible reinsurance in the second quarter of 2004 related to assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health exposures (IGI Program) and the Company’s past participation in accident and health reinsurance programs. Partially offsetting these unfavorable impacts to the 2004 results is the absence of the $50 million unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in the third quarter of 2003 as discussed in the three month comparison, which was also primarily related to the Company’s past participation in the IGI Program.

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

The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including APMT and intrasegment eliminations.

Results of Operations

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Revenues	$45	$116	$297	$540
Net income (loss)	8	(769)	79	(766)

Three Month Comparison

Revenues decreased $71 million for the three months ended September 30, 2004 as compared with the same period in 2003. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in 2003 and decreased pretax realized investment gains. Partially offsetting these unfavorable impacts to revenues in 2004 as compared to 2003, were favorable impacts from the absence of ceded premiums to corporate aggregate reinsurance treaties, and a $10 million decrease in the interest expense related to the corporate aggregate reinsurance treaties. See the Investments section of this MD&A for additional information on realized investment gains (losses) and net investment income, which is reflected net of this interest expense.

Net income increased $777 million for the three months ended September 30, 2004 as compared with the same period in 2003. The increase in net income was due primarily to a $605 million after-tax ($931 million pretax) decrease in unfavorable net prior year development, a $44 million after-tax decrease in ULAE reserves, a $118 million after-tax decrease in the provision for uncollectible reinsurance receivables, the absence of the $12 million after-tax increase in certain insurance related assessments during the third quarter of 2003 and decreased net realized investment gains.

Unfavorable net prior year development of $12 million was recorded for the three months ended September 30, 2004, including $10 million of unfavorable net prior year claim and allocated claim

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

adjustment expense reserve development and $2 million of unfavorable premium development. Unfavorable net prior year development of $943 million was recorded for the three months ended September 30, 2003, including $903 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $40 million of unfavorable premium development.

The following discusses net prior year development for the Corporate and Other Non-Core Segment recorded for the three months ended September 30, 2003.

This development was primarily driven by $795 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development related to APMT. See the APMT Reserves section of this MD&A for a further discussion of APMT development.

The unfavorable net prior year development in 2003 was also driven by a change in the reporting pattern of losses as reported by the companies that purchased reinsurance from CNA Re. Losses continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases were greater than the increases indicated by patterns from older accident years and had a similar effect on several lines of business. Unfavorable net prior year development of approximately $67 million was recorded related to proportional liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2001. Approximately $32 million of unfavorable net prior year development related to assumed financial reinsurance covers in accident years 2001 and prior and approximately $24 million of unfavorable net prior year development related to professional liability exposures in accident years 2001 and prior was recorded in the three months ended September 30, 2003.

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

The following development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions of individual products within CNA Re. Unfavorable net prior year development of approximately $42 million related to surety exposures, $32 million related to excess of loss liability exposures and $12 million related to facultative liability exposures were recorded in the third quarter of 2003. Offsetting this unfavorable net prior year development was approximately $55 million of favorable development related to the WTC event. In addition, there was a $37 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. This benefit was comprised of $80 million of ceded losses and $43 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion of the Company’s aggregate reinsurance treaties.

Nine Month Comparison

Revenues decreased $243 million for the nine months ended September 30, 2004 as compared with the same period in 2003. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in 2003 and decreased pretax realized investment gains. Partially offsetting these decreases was an increase in net investment income. See the Investments section of this MD&A for additional information on net realized investment gains (losses) and net investment income.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Net income increased $845 million for the nine months ended September 30, 2004 as compared with the same period in 2003. The increase in net income was primarily attributable to the same items discussed in the three month comparison.

Unfavorable net prior year development of $76 million was recorded for the nine months ended September 30, 2004, including $63 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $13 million of unfavorable premium development. Unfavorable net prior year development of $1,058 million was recorded for the nine months ended September 30, 2003, including $1,027 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $31 million of unfavorable premium development. The gross carried claim and claim adjustment expense reserves for Corporate and Other Non-Core were $8,760 million and $9,672 million at September 30, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $3,277 million and $3,737 million at September 30, 2004 and December 31, 2003.

The net prior year development recorded for 2004 relates to commutation agreements with several members of the Trenwick Group which resulted in unfavorable net prior year development which was partially offset by a release of a previously established allowance for uncollectible reinsurance.

The following discusses net prior year development for the Corporate and Other Non-Core Segment recorded for the nine months ended September 30, 2003.

In addition to the net prior year development recorded in the third quarter of 2003 as discussed in the three month comparison, unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75 million was recorded related to an adverse arbitration decision involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which the Company was a participant. The loss was caused by a fire which occurred in 1995. The Company no longer participates in this pool.

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

Offsetting this unfavorable development was a $10 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $24 million of ceded losses and $14 million of ceded premiums for accident years 2000 and 2001. See Note H in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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
RESULTS OF OPERATIONS, Continued

social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of management. Accordingly, a high degree of uncertainty remains for the Company’s ultimate liability for APMT claim and claim adjustment expenses.

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states; enactment of national federal legislation to address asbestos claims; a future increase in asbestos and environmental pollution claims which cannot now be anticipated; a future increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payments that may exhaust underlying umbrella and excess coverages at accelerated rates; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental pollution claims.

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

Examples of unfavorable developments include decisions limiting the application of the absolute pollution exclusion and decisions holding carriers liable for defense and indemnity of asbestos and pollution claims on a joint and several basis.

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

Asbestos and Environmental Pollution and Mass Tort Reserves

	September 30, 2004		December 31, 2003
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)
Gross reserves	$3,221	$787	$3,347	$839
Ceded reserves	(1,514)	(279)	(1,580)	(262)

Net reserves	$1,707	$508	$1,767	$577

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

In the past several years, CNA has experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers, and the addition of new defendants such as the distributors and installers of products containing asbestos. During the first three quarters of 2004 the rate of new filings appears to have decreased from the filing rates seen in the past several years. Nevertheless, the Company continues to experience an overall increase in total asbestos claim counts. The majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66% and up to 90%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment.

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
RESULTS OF OPERATIONS, Continued

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

As a result of bankruptcies and insolvencies, management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003, but the rate of increase has moderated in the first nine months of 2004.

As of September 30, 2004 and December 31, 2003, CNA carried approximately $1,707 million and $1,767 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $44 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2004 and $642 million of asbestos-related net claim and claim adjustment expense development for the same period in 2003. The unfavorable net prior year development was primarily related to a commutation loss related to Trenwick. The Company paid asbestos-related claims, net of reinsurance recoveries, of $104 million and $101 million for the nine months ended September 30, 2004 and 2003.

The Company has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At September 30, 2004, CNA had eleven structured settlement agreements with a reserve net of reinsurance of $179 million. As to the eleven structured settlement agreements existing at September 30, 2004, payment obligations under those settlement agreements are projected to terminate by 2016. At December 31, 2003, CNA had structured settlement agreements with nine of its policyholders for which it has future payment obligations with a reserve, net of reinsurance, of $188 million.

In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At September 30, 2004, CNA had remaining payment obligations for four accounts. With respect to these four remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a recorded reserve of $19 million, net of reinsurance. At December 31, 2003, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts and had a recorded reserve of $23 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities. As of September 30, 2004, CNA had negotiated thirty-one coverage in place agreements. The Company has evaluated these commitments and the expected reinsurance recoveries under these agreements and has recorded a reserve of $81 million, net of reinsurance as of September 30, 2004. As of December 31, 2003,

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

CNA had negotiated thirty-two such agreements and had established a reserve of $109 million, net of reinsurance.

The Company categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. The Company has made closing large accounts a significant management priority. At September 30, 2004, the Company had 180 large accounts and had established reserves of $369 million, net of reinsurance. At December 31, 2003, CNA had 160 large accounts with reserves of $405 million, net of reinsurance. Large accounts are typically accounts that have been long identified as significant asbestos exposures. In the 2003 ground up reserve study, the Company observed that underlying layers of primary, umbrella and lower layer excess policies were exhausting at accelerated rates due to increased claims volumes, claims severities and increased defense expense incurred in litigating claims. Those accounts where the Company had issued high excess policies were evaluated in the study to determine potential impairment of the high excess layers of coverage. Management concluded that high excess coverage previously thought not to be exposed could potentially be exposed should current adverse claim trends continue.

Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At September 30, 2004, the Company had 1,095 small accounts, approximately 82% of its total active asbestos accounts, with reserves of $153 million, net of reinsurance. At December 31, 2003, CNA had 1,065 small accounts and established reserves of $147 million, net of reinsurance. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs’ attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and nevertheless must be defended by CNA under its policies. Bankruptcy filings and increased claims filings in the last few years could potentially increase costs incurred in defending small accounts.

The Company also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At September 30, 2004, CNA’s reserve was $156 million, net of reinsurance, related to these liabilities. At December 31, 2003, CNA had recorded a $157 million reserve related to these asbestos liabilities arising from the Company’s assumed reinsurance obligations and CNA’s participation in pools, including Excess & Casualty Reinsurance Association (ECRA).

At September 30, 2004, the unassigned IBNR reserve was $696 million, net of reinsurance. At December 31, 2003, CNA’s unassigned IBNR reserve for asbestos was $684 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at September 30, 2004 and December 31, 2003.

Pending Asbestos Accounts and Associated Reserves
September 30, 2004

		Net paid losses	Net Asbestos	Percent of
	Number of	In 2004	reserves	Asbestos
	policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	11	$39	$179	11%
Wellington	4	4	19	1
Coverage in place	31	8	81	5
Fibreboard	1	—	54	3

Total with settlement agreements	47	51	333	20

Other policyholders with active accounts
Large asbestos accounts	180	35	369	21
Small asbestos accounts	1,095	15	153	9

Total other policyholders	1,275	50	522	30

Assumed reinsurance and pools	—	3	156	9
Unassigned IBNR	—	—	696	41

Total	1,322	$104	$1,707	100%

Pending Asbestos Accounts and Associated Reserves
December 31, 2003

		Net paid losses	Net Asbestos	Percent of
	Number of	In 2003	reserves	Asbestos
	policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	9	$20	$188	11%
Wellington	5	2	23	1
Coverage in place	32	40	109	6
Fibreboard	1	1	54	3

Total with settlement agreements	47	63	374	21

Other policyholders with active accounts
Large asbestos accounts	160	35	405	23
Small asbestos accounts	1,065	16	147	8

Total other policyholders	1,225	51	552	31

Assumed reinsurance and pools	—	7	157	9
Unassigned IBNR	—	—	684	39

Total	1,272	$121	$1,767	100%

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

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 75,105 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

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
RESULTS OF OPERATIONS, Continued

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

The Company is also monitoring possible legislative reforms, including possible federal legislation to create a national privately financed trust financed by contributions from insurers such as CNA, industrial companies and others, which if established, could replace litigation of asbestos claims with payments to claimants from the trust. It is uncertain at the present time whether such legislation will be enacted or, if it is, its impact on the Company.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. The vast majority of these claims relate to accident years 1989 and prior, which coincides with CNA’s adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003 or in the first three quarters of 2004, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

As of September 30, 2004 and December 31, 2003, CNA carried approximately $508 million and $577 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the nine months ended September 30, 2004 and $153 million unfavorable development in the same period of 2003. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $79 million and $68 million for the nine months ended September 30, 2004 and 2003. Additionally, the Company recorded $10 million of current accident year losses related to mass tort in 2004.

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

In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and continuing in 2004. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede the Company's ability to estimate its ultimate liability for such claims.

The Company classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At September 30, 2004, CNA had two structured settlement agreements and has established reserves of $7 million, net of reinsurance, to fund future payment obligations under the agreements. At December 31, 2003, CNA had a structured settlement agreement with one of its policyholders for which it has future payment obligations with a recorded reserve of $12 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At September 30, 2004, CNA had negotiated thirteen coverage in place agreements and had established a reserve of $9 million, net of reinsurance. At December 31, 2003, CNA had six such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. At December 31, 2003, CNA had a recorded reserve of $8 million, net of reinsurance, related to coverage in place agreements.

The Company categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. At September 30, 2004, the Company had 133 large accounts with a collective reserve of $84 million, net of reinsurance. The Company has made closing large accounts a significant management priority. CNA had 144 large accounts with a collective reserve of $86 million, net of reinsurance, at December 31, 2003. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At September 30, 2004, CNA had 396 small accounts with a collective reserve of $48 million, net of reinsurance. CNA had 432 small accounts with a collective reserve of $53 million, net of reinsurance, at December 31, 2003.

The Company also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including Excess and Casualty Reinsurance Association (ECRA). CNA has a reserve of $37 million and $38 million related to these liabilities at September 30, 2004 and December 31, 2003.

At September 30, 2004, the Company’s unassigned IBNR reserve was $169 million, net of reinsurance. At December 31, 2003, CNA’s unassigned IBNR reserve for environmental pollution was $197 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The charts below depict CNA’s overall pending environmental pollution accounts and associated reserves at September 30, 2004 and December 31, 2003.

At September 30, 2004

				Percent of
		Net Paid Losses	Net Environmental	Environmental
	Number of	in 2004	Pollution Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with Settlement Agreements
Structured Settlements	2	$12	$7	2%
Coverage In Place	13	4	9	2

Total with Settlement Agreements	15	16	16	4
Other Policyholders with Active Accounts
Large Pollution Accounts	133	13	84	24
Small Pollution Accounts	396	10	48	14

Total Other Policyholders	529	23	132	38
Assumed Reinsurance & Pools	—	1	37	10
Unassigned IBNR	—	—	169	48

Total	544	$40	$354	100%

At December 31, 2003

				Percent of
		Net Paid Losses	Net Environmental	Environmental
	Number of	in 2003	Pollution Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with Settlement Agreements
Structured Settlements	1	$17	$12	3%
Coverage In Place	6	3	8	2

Total with Settlement Agreements	7	20	20	5
Other Policyholders with Active Accounts
Large Pollution Accounts	144	21	86	22
Small Pollution Accounts	432	14	53	13

Total Other Policyholders	576	35	139	35
Assumed Reinsurance & Pools	—	2	38	10
Unassigned IBNR	—	—	197	50

Total	583	$57	$394	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

INVESTMENTS

CNA adopted Statement of Position 03-01, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-01) as of January 1, 2004. The assets and liabilities of certain guaranteed investment contracts and indexed group annuity contracts that were previously segregated and reported as separate accounts no longer qualify for separate account presentation. Prior to the adoption of SOP 03-01, the asset and liability presentation of these affected contracts were categorized as separate account assets and liabilities within the Condensed Consolidated Balance Sheet. The results of operations from separate account business were primarily classified as other revenue in the Condensed Consolidated Statement of Operations. In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and income statement items have been modified. Accordingly, certain investment securities previously classified as separate account assets have now been reclassified on the balance sheet to the general account and are reported as available-for-sale or trading securities. The investment portfolio supporting the indexed group annuity contracts is classified as held for trading purposes, and is carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Condensed Consolidated Statement of Operations. Consistent with the requirements of SOP 03-01, prior year amounts have not been conformed to the current year presentation.

Net Investment Income

The significant components of net investment income are presented in the following table.

Net Investment Income

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Fixed maturity securities	$396	$412	$1,189	$1,254
Short term investments	14	14	39	46
Limited partnerships	26	61	131	159
Equity securities	3	4	11	13
Income (loss) from trading portfolio (a)	(21)	—	13	—
Interest on funds withheld and other deposits	(55)	(148)	(161)	(288)
Other	4	20	15	63

Gross investment income	367	363	1,237	1,247
Investment expense	(8)	(11)	(25)	(36)

Net investment income	$359	$352	$1,212	$1,211

(a)	The change in net unrealized gains (losses) on trading securities, included in net investment income, was $(4) million and $(2) million for the three and nine months ended September 30, 2004.

The Company experienced slightly higher net investment income for the three and nine months ended September 30, 2004 as compared with the same periods in 2003. This increase was due primarily to reduced interest expense on funds withheld and other deposits. The higher interest expense on funds withheld and other deposits in third quarter of 2003 was due to additional premiums ceded to the corporate aggregate and other finite reinsurance treaties. This improvement was partially offset by decreases in net investment income for Limited Partnerships and Fixed Maturities. The net investment income of the trading portfolio negatively impacted results for the third quarter and positively impacted results for the nine months ended September 30, 2004.

The bond segment of the investment portfolio yielded 4.7% and 5.3% for the nine months ended September 30, 2004 and 2003.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Realized Investment Gains (Losses)

The components of realized investment results from available-for-sale securities are presented in the following table.

Realized Investment Gains (Losses)

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$4	$(145)	$13	$(70)
Corporate and other taxable bonds	(35)	177	(2)	303
Tax-exempt bonds	42	(16)	23	79
Asset-backed bonds	9	17	44	58
Redeemable preferred stock	6	(4)	11	(14)

Total fixed maturity securities	26	29	89	356
Equity securities	10	31	187	89
Derivative securities	(105)	85	(88)	8
Short term investments	—	3	—	13
Other, including disposition of individual life insurance business net of participating policyholders’ interest	10	18	(594)	1

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(59)	166	(406)	467
Allocated to participating policyholders’ and minority interest	(3)	(2)	(9)	(1)

Realized investment gains (losses), net of participating policyholders’ and minority interests	$(62)	$164	$(415)	$466

Realized investment losses were $62 million as compared to realized investment gains of $164 million for the three months ended September 30, 2004 and 2003. The decline was primarily due to losses related to derivative securities held to mitigate the effect of changes in long term interest rates on the value of the fixed maturity portfolio. While a decrease in long term interest rates during the third quarter of 2004 resulted in a realized loss related to these derivatives, the fair value of the Company’s fixed maturity portfolio benefited from the interest rate movements resulting in a substantial increase in Accumulated Other Comprehensive Income and Stockholders’ Equity.

Realized investment losses were $415 million for the nine months ended September 30, 2004 as compared to realized investment gains of $466 million for the nine months ended September 30, 2003. The decrease in the pretax investment results was primarily due to a $622 million pretax loss on the sale of the individual life insurance business, losses related to derivative securities and decreased realized gains on the sale of fixed maturity securities. These decreases were partially offset by a $162 million pretax gain on the disposition of the Company’s equity holdings of Canary Wharf Group PLC (Canary Wharf), a London-based real estate company.

Impairment losses were $19 million pretax for other-than-temporary declines in fair value for fixed maturity and equity securities for the three and nine months ended September 30, 2004. Realized investment gains for the three and nine months ended September 30, 2003 included $16 million and $302 million of pretax impairment losses for other-than-temporary declines in fair values for fixed maturity and equity securities. These impairment losses were for securities across several market sectors, including the airline, healthcare and energy industries.

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

Realized Gains and Losses

	Three Months		Nine Months
Period ended September 30	2004	2003	2004	2003
(In millions)
Net realized gains on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$130	$361	$443	$1,056
Gross realized losses	(104)	(332)	(354)	(700)

Net realized gains on fixed maturity securities	26	29	89	356
Equity securities:
Gross realized gains	16	43	198	113
Gross realized losses	(6)	(12)	(11)	(24)

Net realized gains on equity securities	10	31	187	89

Net realized gains on fixed maturity and equity securities	$36	$60	$276	$445

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following table provides details of the largest realized losses from sales of securities aggregated by issuer for the nine months ended September 30, 2004, including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Largest Realized Losses from Securities Sold at a Loss

	Nine Months Ended September 30, 2004
	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale
(In millions)
Issues and sells mortgage backed securities. Issuer was chartered by United States Congress to facilitate housing ownership for low to middle income Americans. Loss was incurred as a result of unfavorable interest rate change.	$3,469	$18	0-12
Municipal issuer of revenue bonds that authorizes the financing of water facilities. Loss was incurred as a result of unfavorable interest rate change.	291	13	0-6
Company provides networking telecommunications services worldwide. The company is under price/profit pressure as a result of excess capacity in the industry.	100	11	0-6
Various notes and bonds issued by the United States Treasury. Volatility of interest rates prompted movement to other asset classes.	2,522	8	0-6
Municipal issuer of special obligation bonds for school financing. Loss was incurred as a result of unfavorable interest rate change.	152	8	Various, 0-24
Municipal issuer of revenue bonds that support transportation services. Loss was incurred as a result of unfavorable interest rate change.	268	7	0-12
Municipal issuer of revenue bonds that authorizes the financing of sewer facilities. Loss was incurred as a result of unfavorable interest rate change.	113	7	0-6
Municipal issuer of revenue bonds that authorizes the financing of water facilities. Loss was incurred as a result of unfavorable interest rate change.	180	6	0-6
Air transportation carrier for passengers, freight, and mail both domestic and international. Company was subject to higher fuel costs and union negotiations.	24	6	0-6
Company acquires, sells, and operates power generation facility. The loss reflects intense competition and price pressure in the sector.	57	6	0-12
Municipal issuer of revenue bonds that authorizes bridge and tunnel facilities. Loss was incurred as a result of unfavorable interest rate change.	103	6	0-12

Total	$7,279	$96

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investment portfolios.

Carrying Value of Investments

	September 30,		December 31,
	2004	%	2003	%
(In millions)
General account investments:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,999	5%	$1,900	5%
Asset-backed securities	9,458	25	8,757	23
States, municipalities and political subdivisions — tax-exempt	9,022	24	7,970	21
Corporate securities	7,104	19	6,482	17
Other debt securities	3,467	9	3,264	9
Redeemable preferred stock	151	—	104	—
Options embedded in convertible debt securities	202	1	201	—

Total fixed maturity securities available-for-sale	31,403	83	28,678	75

Fixed maturity trading securities:
U.S. Treasury securities and obligations of government agencies	41	—	—	—
Asset-backed securities	87	—	—	—
Corporate securities	151	1	—	—
Other debt securities	34	—	—	—
Redeemable preferred stock	4	—	—	—

Total fixed maturity trading securities	317	1	—	—

Equity securities:
Common stock	251	1	383	1
Non-redeemable preferred stock	92	—	144	—

Total equity securities	343	1	527	1

Short term investments available-for-sale	3,767	10	7,538	20
Short term trading securities	375	1	—	—
Limited partnerships	1,715	4	1,117	3
Other investments	30	—	240	1

Total general account investments	$37,950	100%	$38,100	100%

The Company’s general account investment portfolio consists primarily of asset-backed and mortgage-backed securities, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized gain of $1,143 million at September 30, 2004 compared with $1,348 million at December 31, 2003. The net unrealized position at September 30, 2004 was composed of a net unrealized gain of $1,053 million for fixed maturities and a net unrealized gain of $90 million for equity securities. The net unrealized position at December 31, 2003 was composed of a net unrealized gain of $1,114 million for fixed maturities and a net unrealized gain of $234 million for equity securities.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
September 30, 2004	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,889	$123	$10	$3	$110
Asset-backed securities	9,349	133	20	4	109
States, municipalities and political subdivisions — tax-exempt	8,840	215	29	4	182
Corporate securities	6,730	443	55	14	374
Other debt securities	3,192	304	22	7	275
Redeemable preferred stock	148	6	1	2	3
Options embedded in convertible debt securities	202	—	—	—	—

Total fixed maturity securities available-for-sale	30,350	1,224	137	34	1,053

Total fixed maturity trading securities	317	—	—	—	—

Equity securities:
Common stock	175	78	1	1	76
Non-redeemable preferred stock	78	14	—	—	14

Total equity securities	253	92	1	1	90

Total fixed maturity and equity securities	$30,920	$1,316	$138	$35	$1,143

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
December 31, 2003	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,823	$91	$10	$4	$77
Asset-backed securities	8,634	146	22	1	123
States, municipalities and political subdivisions — tax-exempt	7,787	207	22	2	183
Corporate securities	6,061	475	40	14	421
Other debt securities	2,961	311	4	4	303
Redeemable preferred stock	97	7	—	—	7
Options embedded in convertible debt securities	201	—	—	—	—

Total fixed maturity securities	27,564	1,237	98	25	1,114

Equity securities:
Common stock	163	222	2	—	220
Non-redeemable preferred stock	130	16	2	—	14

Total equity securities	293	238	4	—	234

Total fixed maturity and equity securities	$27,857	$1,475	$102	$25	$1,348

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

At September 30, 2004, the carrying value of the general account fixed maturities available-for-sale was $31,403 million, representing 83% of the total investment portfolio. The net unrealized gain related to this fixed maturity portfolio was $1,053 million, comprised of $1,224 million in gross unrealized gains and $171 million in gross unrealized losses. Corporate bonds represented 40%, municipal securities represented 19%, asset-backed securities represented 14%, and all other fixed maturity securities represented 27% of the gross unrealized losses. Within corporate bonds, the largest industry sectors were consumer cyclical, financial and communications, which represented 33%, 26%, and 15% of the gross unrealized losses. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.

The following table provides the composition of fixed maturity securities available-for-sale with an unrealized loss at September 30, 2004 in relation to the total of all fixed maturity securities available-for-sale with an unrealized loss by contractual maturities.

Contractual Maturity

	Percent of	Percent of
	Market	Unrealized
	Value	Loss
Due in one year or less	1%	4%
Due after one year through five years	87	80
Due after five years through ten years	5	9
Due after ten years	4	6
Asset-backed securities	3	1

Total	100%	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The following table summarizes, for fixed maturity and equity securities available-for-sale in an unrealized loss position at September 30, 2004 and December 31, 2003, the aggregate fair value and gross unrealized loss by length of time, for securities that have been continuously in an unrealized loss position.

Gross Unrealized Loss Aging

	September 30, 2004		December 31, 2003
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)
Fixed maturity securities:
Investment grade:
0-6 months	$6,096	$55	$4,138	$50
7-12 months	2,093	55	834	36
13-24 months	377	21	76	11
Greater than 24 months	—	—	51	3

Total investment grade	8,566	131	5,099	100

Non-investment grade:
0-6 months	425	9	134	5
7-12 months	170	18	60	7
13-24 months	35	3	16	1
Greater than 24 months	56	10	105	10

Total non-investment grade	686	40	315	23

Total fixed maturity securities	9,252	171	5,414	123

Equity securities:
0-6 months	23	1	23	2
7-12 months	1	—	10	2
13-24 months	2	1	3	—
Greater than 24 months	6	—	6	—

Total equity securities	32	2	42	4

Total fixed maturity and equity securities	$9,284	$173	$5,456	$127

The Company’s non-investment grade fixed maturity securities available-for-sale as of September 30, 2004 that were in a gross unrealized loss position had a fair value of $686 million. A significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. The Company’s Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of September 30, 2004 and December 31, 2003.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
September 30, 2004	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$425	$7	$2	$—	$—	$9
7-12 months	170	3	15	—	—	18
13-24 months	35	1	1	1	—	3
Greater than 24 months	56	1	4	5	—	10

Total non-investment grade	$686	$12	$22	$6	$—	$40

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
December 31, 2003	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$134	$2	$1	$—	$2	$5
7-12 months	60	1	6	—	—	7
13-24 months	16	1	—	—	—	1
Greater than 24 months	105	4	1	5	—	10

Total non-investment grade	$315	$8	$8	$5	$2	$23

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

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at September 30, 2004. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, the Company’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, the Company had the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. The Company maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

The fair value of securities held by the Company may deteriorate in the future which may have an adverse impact on the Company’s results of operations and/or equity.

The Company’s equity securities available-for-sale as of September 30, 2004 that were in a gross unrealized loss position had a fair value of $32 million. The Company’s Impairment Committee, under the same process as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, the Company expects to recover the book value of its investment through a recovery in the fair value of the security.

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 91% and 93% of which were rated as investment grade at September 30, 2004 and December 31, 2003. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

General Account Bond Ratings

	September 30,		December 31,
	2004	%	2003	%
(In millions)
U.S. Government and affiliated agency securities	$2,333	7%	$2,818	10%
Other AAA rated	15,984	51	12,779	45
AA and A rated	5,952	19	6,329	22
BBB rated	4,317	14	4,631	16
Below investment-grade	2,979	9	2,017	7

Total	$31,565	100%	$28,574	100%

At September 30, 2004 and at December 31, 2003, approximately 98% and 97% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by Standard & Poor’s (S&P)

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or Company management.

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

The carrying value of non-traded securities at September 30, 2004 was $309 million which represents 0.8% of the Company’s total investment portfolio. These securities were in a net unrealized gain position of $103 million at September 30, 2004. Of the non-traded securities, 46% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at September 30, 2004 were $9,545 million of asset-backed securities, at fair value, consisting of approximately 61% in collateralized mortgage obligations (CMOs), 7% in corporate asset-backed obligations, 4% in U.S. Government agency issued pass-through certificates and 28% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

The carrying value of the components of the general account short-term investment portfolio is presented in the following table.

Short-term Investments

	September 30,	December 31,
	2004	2003
(In millions)
Short-term investments available-for-sale:
Commercial paper	$2,731	$4,458
U.S. Treasury securities	364	1,068
Money market funds	301	1,230
Other	371	782

Total short-term investments available-for-sale	3,767	7,538

Short-term trading securities:
Commercial paper	15	—
U.S. Treasury securities	60	—
Money market funds	291	—
Other	9	—

Total short-term trading securities	375	—

Total short-term investments	$4,142	$7,538

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

For the nine months ended September 30, 2004, net cash provided by operating activities was $1,259 million as compared with $1,482 million for the same period in 2003. The decrease in cash provided by operating activities related primarily to decreased net premium collections in 2004 as compared with 2003. The decrease in net premium collections is primarily due to the sale of the individual life and group benefits businesses and the sale of the CNA Re renewal rights.

Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the nine months ended September 30, 2004, net cash used by investing activities was $1,149 million as compared with $1,270 million for the same period in 2003. Cash flows used for investing activities related principally to purchases of fixed maturity securities.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

For the nine months ended September 30, 2004, net cash used by financing activities was $178 million as compared with $160 million for the same period in 2003. Cash flows used for financing activities were related principally to the repayment of debt.

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

A summary of the Company’s commitments as of September 30, 2004 is presented in the following table.

Commitments

						2009 and
September 30, 2004	2004	2005	2006	2007	2008	Beyond	Total
(In millions)
Debt (a)	$—	$528	$251	$8	$350	$552	$1,689
Capital leases	1	3	3	4	4	16	31
Lease obligations	18	65	58	48	39	94	322
Guaranteed payment contracts	2	7	4	2	—	—	15

Total	$21	$603	$316	$62	$393	$662	$2,057

(a)	Does not include original issue discount of $7 million.

The Company may consider refinancing alternatives or seek approval for dividends to fund CNAF’s 2005 debt service and principal repayment requirements. See the Dividends from Subsidiaries section of this MD&A for further information.

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

In connection with the approval process for aspects of the reorganization plan, the Company agreed to undergo a state regulatory financial examination of CCC and CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. These state regulatory financial examinations are currently underway. The Company is presently engaged in discussions related to the examination with state regulatory agencies and is exchanging information with the independent actuarial firm. No date has been set for the issuance of an examination report by the state authorities.

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

Along with other companies in the industry, the Company has received subpoenas and interrogatories from the New York and Connecticut State Attorney Generals’ Offices concerning contingent compensation arrangements and fictitious quotes. The Company is responding as required by law.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2004, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary dividends in the amount of approximately $312 million to be used to fund the CNAF’s 2004 debt service and principal repayment requirements. As of September 30, 2004, there is approximately $41 million of this extraordinary dividend capacity available for payment to CNAF.

CCC intends to request approval for extraordinary dividends in 2005 to fund CNAF’s debt service and principal repayment requirements. By agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

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

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

The table below reflects the various group ratings issued by A.M. Best, Fitch, Moody’s and S&P as of October 12, 2004 for the Property and Casualty and Life companies. The table also includes the ratings for CNAF’s senior debt and Continental senior debt.

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

Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on surety bond claims, as well as on capital markets, and on the markets for directors and officers and errors and omissions coverages;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	the effects upon insurance markets and upon industry business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•	regulatory limitations, impositions and restrictions upon the Company, including the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s books of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement practices;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratio through more efficacious claims handling techniques;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in the Company’s composition of operating segments;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

•	the possibility that the Terrorism Risk Insurance Act of 2002 will not be extended beyond the end of 2005, as a result of which the Company could incur substantial additional exposure to losses resulting from terrorist attacks, which could be increased by current state regulatory restrictions on terrorism policy exclusions and by regulatory unwillingness to approve such exclusions prospectively;

•	the occurrence of epidemics;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, mass tort, and construction defect claims;

CNA FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued

•	whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established or approved through federal legislation, or, if established and approved, whether it will contain funding requirements in excess of the Company’s established loss reserves or carried loss reserves;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the risks and uncertainties associated with the Company’s loss reserves as outlined in the Reserves — Estimates and Uncertainties section of this MD&A;

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

•	the possibility of further changes in the Company’s ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.

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

The sensitivity analysis estimates the decline in the fair value of the Company’s interest sensitive assets and liabilities that were held on September 30, 2004 and December 31, 2003 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at September 30, 2004 and December 31, 2003, with all other variables held constant.

Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at September 30, 2004 and December 31, 2003, with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At September 30, 2004, a 10% and 25% decrease in the Index would result in a $206 million and $516 million decrease compared to $245 million and $612 million decrease at December 31, 2003, in the fair value of the Company’s equity investments.

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Of these amounts, under the 10% and 25% scenarios, $5 million and $13 million at September 30, 2004 and $168 million and $418 million at December 31, 2003 pertained to decreases in the fair value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the fair value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

The following tables present the estimated effects on the fair value of the Company’s financial instruments at September 30, 2004 and December 31, 2003, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

Market Risk Scenario 1

		Increase (Decrease)
	Market	Interest	Currency	Equity
September 30, 2004	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$31,403	$(1,929)	$(85)	$(36)
Fixed maturity trading securities	317	(3)	—	(5)
Equity securities available-for-sale	343	—	(7)	(34)
Short term investments available-for-sale	3,767	(3)	(2)	—
Short term trading securities	375	—	—	—
Limited partnerships	1,715	7	—	(20)
Other invested assets	27	—	—	—
Interest rate swaps	3	180	—	—
Equity indexed futures for trading securities	—	2	—	(106)
Other derivative securities	—	(27)	1	—

Total general account	37,950	(1,773)	(93)	(201)

Separate accounts:
Fixed maturity securities	487	(23)	—	—
Equity securities	52	—	—	(5)
Short term investments	18	—	—	—
Other invested assets	—	—	—	—

Total separate accounts	557	(23)	—	(5)

Total securities	$38,507	$(1,796)	$(93)	$(206)

Debt (carrying value)	$1,713	$(60)	$—	$—

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

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

The following tables present the estimated effects on the fair value of the Company’s financial instruments at September 30, 2004 and December 31, 2003, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.

Market Risk Scenario 2

		Increase (Decrease)
	Market	Interest	Currency	Equity
September 30, 2004	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$31,403	$(2,869)	$(170)	$(91)
Fixed maturity trading securities	317	(5)	—	(11)
Equity securities available-for-sale	343	—	(14)	(85)
Short term investments available-for-sale	3,767	(4)	(4)	—
Short term trading securities	375	—	—	—
Limited partnerships	1,715	10	—	(51)
Other invested assets	27	—	—	—
Interest rate swaps	3	266	—	—
Equity indexed futures for trading securities	—	3	—	(265)
Other derivative securities	—	(47)	1	—

Total general account	37,950	(2,646)	(187)	(503)

Separate accounts:
Fixed maturity securities	487	(35)	—	—
Equity securities	52	—	—	(13)
Short term investments	18	—	—	—
Other invested assets	—	—	—	—

Total separate accounts	557	(35)	—	(13)

Total securities	$38,507	$(2,681)	$(187)	$(516)

Debt (carrying value)	$1,713	$(87)	$—	$—

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

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information on CNA’s legal proceedings is set forth in Notes F and G of the Condensed Consolidated Financial Statements included under Part I, Item 1.

Item 6. Exhibits

(a) Exhibits

Description of Exhibit	Exhibit Number
Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	*
Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2	*

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation
Dated: October 29, 2004	By	/s/ Lawrence J. Boysen
Lawrence J. Boysen
Acting Chief Financial Officer