Form 10-K
period 2004-12-31
CNA FINANCIAL CORP
filed 2005-02-28
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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

     Yes ✓          No...

As of February 21, 2005, 255,953,958 shares of common stock were outstanding. The aggregate market value of the common stock of CNA Financial Corporation held by non–affiliates of the registrant as of June 30, 2004 was approximately $545 million based on the closing price of $24.59 per share of the common stock on the New York Stock Exchange on June 30, 2004.

DOCUMENTS INCORPORATED
BY REFERENCE:

Portions of the CNA Financial Corporation Proxy Statement prepared for the 2005 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS

CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty insurance operations are conducted by Continental Casualty Company (CCC), incorporated in 1897, and its affiliates, and The Continental Insurance Company (CIC), organized in 1853, and its affiliates. CIC became an affiliate of the Company in 1995 as a result of the acquisition of The Continental Corporation (Continental). Life and group insurance operations, which were either sold or are being managed as a run-off operation, are conducted within CCC and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNAF as of December 31, 2004.

CNA serves a wide variety of customers, including small, medium and large businesses; associations; professionals; and groups and individuals with a broad range of insurance and risk management products and services.

Insurance products primarily include property and casualty coverages. CNA services include risk management, information services, warranty and claims administration. CNA products and services are marketed through independent agents, brokers, managing general agents and direct sales.

During 2003, CNA completed a strategic review of its operations and decided to concentrate its efforts on the property and casualty business. As a result of this review, the following actions in relation to CNA’s insurance operations were taken:

On April 30, 2004, CNA sold its individual life insurance business. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses were excluded from the sale. Consideration from the sale was approximately $700 million. CNA recorded a realized investment loss of $389 million after-tax ($622 million pretax) in 2004.

On December 31, 2003, CNA sold the majority of its group benefits business. The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. Consideration from the sale was approximately $530 million, resulting in an after-tax realized investment loss on the sale of $122 million ($163 million pretax), including an after-tax realized investment gain of $8 million ($13 million pretax) recorded in the second quarter of 2004.

CNA is continuing to service its existing group and individual long term care commitments and is managing these businesses as a run-off operation.

During 2003, the Company sold the renewal rights for most of the treaty business of CNA Re and withdrew from the assumed reinsurance business. CNA is managing the run-off of its retained liabilities.

On August 1, 2004, CNA sold the retirement plan trust and recordkeeping business portfolio of CNA Trust to Union Bank of California. Consideration from the sale was approximately $12 million, resulting in an after-tax realized investment gain on the sale of $5 million ($9 million pretax). On November 19, 2004, the charter of CNA Trust was sold to Nevada Security Bank for a nominal fee and CNA Trust is no longer a subsidiary of CNA.

As a result of the strategic review described above, in 2004 CNA changed how it manages its core operations and makes business decisions. Accordingly, the Company revised its reportable business segment structure to reflect these changes. CNA’s core operations, property and casualty operations, are now reported in two business segments: Standard Lines and Specialty Lines. CNA’s non-core operations are managed in two segments: Life and Group Non-Core and Corporate and Other Non-Core. Prior period segment disclosures have been conformed to the current year presentation.

Standard Lines includes standard property and casualty coverages, excess and surplus lines, and insurance and risk management products. CNA Global (formerly included in Specialty Lines), which consists of marine and global standard lines, is included in Standard Lines.

Specialty Lines includes professional financial and specialty property and casualty products and services.

Life and Group Non-Core includes the results of the life and group lines of business which have been sold or placed in run-off. This segment also includes Life Operations and Group Operations (formerly separate reportable segments) and certain run-off life and group operations formerly included in the Corporate and Other segment.

Corporate and Other Non-Core includes the results of several property and casualty and other lines placed in run-off, including CNA Re (formerly a stand alone property and casualty segment), and CNA Guaranty and Credit (formerly included in Specialty Lines). This segment also includes results related to the centralized adjusting and settlement of asbestos and environmental pollution and mass tort (APMT) claims, participation in voluntary insurance pools and other non-insurance operations.

In 2004, CNA conducted its operations through four operating segments: Standard Lines, Specialty Lines, Life and Group Non-Core and Corporate and Other Non-Core. These segments are managed separately because of differences in their product lines and markets. Discussions of each segment including the products offered, the customers served, the distribution channels used and competition are set forth in the MD&A included under Item 7 and in Note N of the Consolidated Financial Statements included under Item 8.

Competition

The property and casualty insurance industry is highly competitive both as to rate and service. CNA’s consolidated property and casualty subsidiaries compete not only with other stock insurance companies, but also with mutual insurance companies, reinsurance companies and other entities for both producers and customers. CNA must continuously allocate resources to refine and improve its insurance products and services.

Rates among insurers vary according to the types of insurers and methods of operation. CNA competes for business not only on the basis of rate, but also on the basis of availability of coverage desired by customers, ratings and quality of service, including claim adjustment services.

There are approximately 2,400 individual companies that sell property and casualty insurance in the United States. CNA’s consolidated property and casualty subsidiaries ranked as the fourteenth largest property and casualty insurance organization in the United States based upon 2003 statutory net written premiums.

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

Reform of the U.S. tort liability system is another issue facing the insurance industry. Over the last decade, many states have passed some type of reform. In 2004, for example, significant tort reform measures were enacted in Ohio and Mississippi. Nevertheless, a number of state courts have recently modified or overturned such reforms. Additionally, new causes of action and theories of damages continue to be proposed in state court actions or by legislatures. Continued unpredictability in the law means that insurance underwriting and rating is expected to continue to be difficult in commercial lines, professional liability and some specialty coverages.

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

On February 18, 2005, President Bush signed into law the Class Action Fairness Act of 2005, which, with limited exceptions, confers federal jurisdiction over any class action filed after its enactment involving a putative class of 100 or more members if all aggregated claims exceed $5 million and at least one claimant has diverse residence, for jurisdictional purposes, from at least one defendant. Federal jurisdiction under the Act may be mandatory, discretionary or disallowed depending on the composition and citizenship of the class members and certain defendants. The Act also applies to some individual personal injury lawsuits in which the claims of 100 or more plaintiffs against the same company have been joined for trial. Certain types of class actions are exempt from the jurisdictional provisions of the Act, including those against government defendants, those that involve only a claim regarding a company’s internal affairs and certain types of securities litigation. Closer scrutiny is required of class actions in which the benefit reaching the class consists of a coupon or voucher, especially where attorneys’ fees by class counsel have been requested as part of such a settlement, and a duty on defendants to notify federal and state officials of every class action settlement is imposed.

CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners (NAIC) to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the risk-based capital requirements specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital requirements, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which determines a specified level of regulatory attention applicable to a company. As of December 31, 2004 and 2003, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. CNA has operations in the United Kingdom, Canada and other countries.

Terrorism Insurance

Information related to terrorism insurance is set forth in the MD&A included under Item 7.

Reinsurance

Information on CNA’s reinsurance activities is set forth in the MD&A included under Item 7 and in Note H of the Consolidated Financial Statements included under Item 8.

Employee Relations

As of December 31, 2004, CNA had approximately 10,600 employees and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes.

CNA has comprehensive benefit plans for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs and group healthcare programs. See Note J of the Consolidated Financial Statements included under Item 8 for further discussion of CNA’s benefit plans.

Supplementary Insurance Data

The following table sets forth supplementary insurance data:

Supplementary Insurance Data

Years ended December 31	2004	2003	2002
(In millions, except ratio information)
Trade Ratios – GAAP basis (a)
Loss and loss adjustment expense ratio	74.6%	112.0%	79.8%
Expense ratio	31.5	37.3	28.9
Dividend ratio	0.2	1.4	0.9

Combined ratio	106.3%	150.7%	109.6%

Trade Ratios – Statutory basis (a)
Loss and loss adjustment expense ratio	78.1%	118.1%	79.2%
Expense ratio	27.2	34.6	30.1
Dividend ratio	0.6	1.2	1.0

Combined Ratio	105.9%	153.9%	110.3%

Individual Life and Group Life Insurance Inforce (d)
Individual life	$11,566	$330,805	$345,272
Group life	45,079	58,163	92,479

Total	$56,645	$388,968	$437,751

Other Data – Statutory basis (b)
Property and casualty companies’ capital and surplus (c)	$6,998	$6,170	$6,836
Life and group company(ies)’ capital and surplus	1,178	707	1,645
Property and casualty companies’ written premiums to surplus ratio	1.0	1.1	1.3
Life companies’ capital and surplus-percent to total liabilities	56.0%	13.0%	21.0%
Participating policyholders-percent of gross life insurance inforce	1.4%	0.5%	0.4%

(a)	Trade ratios reflect the results of CNA’s property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss and loss adjustment expense ratio is the percentage of net incurred claim and claim adjustment expenses and the expenses incurred related to uncollectible reinsurance receivables to net earned premiums. The primary difference in this ratio between accounting principles generally accepted in the United States of America (GAAP) and statutory accounting practices (SAP) is related to the treatment of active life reserves (ALR) related to long term care insurance products written in property and casualty insurance subsidiaries. For GAAP, ALR is classified as claim and claim adjustment expense reserves whereas for SAP, ALR is classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting and acquisition expenses (including the amortization of deferred acquisition expenses) to net earned premiums. The expense ratio, using amounts determined in accordance with SAP, is the percentage of acquisition and underwriting expenses (with no deferral of acquisition expenses) to net written premiums. The dividend ratio, using amounts determined in accordance with GAAP, is the ratio of dividends incurred to net earned premiums. The dividend ratio, using amounts determined in accordance with SAP, is the ratio of dividends paid to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.

(b)	Other data is determined in accordance with SAP. Life and group statutory capital and surplus as a percent of total liabilities is determined after excluding separate account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

(c)	Surplus includes the property and casualty companies’ equity ownership of the life and group company(ies)’ capital and surplus.

(d)	The decline in gross inforce is attributable to the sales of the group benefits and the individual life businesses. See Note H of the Consolidated Financial Statements included under Item 8 for additional inforce information.

The following table displays the distribution of gross written premiums for CNA’s operations by geographic concentration.

Gross Written Premiums

	Percent of Total
Years ended December 31	2004	2003	2002

California	9.3%	8.5%	7.7%
New York	7.9	7.3	7.2
Florida	7.1	7.6	6.7
Texas	5.4	5.7	6.2
New Jersey	5.3	4.5	4.6
Illinois	5.1	9.3	9.1
Pennsylvania	4.7	4.2	4.5
Massachusetts	3.2	3.1	2.8
All other states, countries or political subdivisions (a)	52.0	49.8	51.2

Total	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of gross written premiums.

Approximately 5.0%, 3.2% and 3.5% of CNA’s gross written premiums were derived from outside of the United States for the years ended December 31, 2004, 2003 and 2002. Gross written premiums from the United Kingdom were approximately 2.3%, 1.8%, and 1.7% of CNA’s premiums for the years ended December 31, 2004, 2003 and 2002. Premiums from any individual foreign country excluding the United Kingdom were not significant.

Property and Casualty Claim and Claim Adjustment Expenses

The following loss reserve development table illustrates the change over time of reserves established for property and casualty claim and claim adjustment expenses at the end of the preceding ten calendar years for CNA’s property and casualty insurance operations. The table excludes the life subsidiaries, and as such, the carried reserves will not agree to the Consolidated Financial Statements included under Item 8. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of the Company’s property and casualty insurance subsidiaries’ expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims.

The loss reserve development table for property and casualty companies is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. Additionally, the development amounts in the table below are the amounts prior to consideration of any related reinsurance bad debt allowance impacts.

Schedule of Loss Reserve Development

Calendar Year Ended	1994 (a)	1995 (b)	1996	1997	1998	1999 (c)	2000	2001 (d)	2002 (e)	2003	2004
(In millions)
Originally reported gross reserves for unpaid claim and claim adjustment expenses	$21,639	$31,044	$29,357	$28,533	$28,317	$26,631	$26,408	$29,551	$25,648	$31,282	$31,201
Originally reported ceded recoverable	2,705	6,089	5,660	5,326	5,424	6,273	7,568	11,798	10,583	13,997	13,788

Originally reported net reserves for unpaid claim and claim adjustment expenses	$18,934	$24,955	$23,697	$23,207	$22,893	$20,358	$18,840	$17,753	$15,065	$17,285	$17,413

Cumulative net paid as of:
One year later	$3,656	$6,510	$5,851	$5,954	$7,321	$6,546	$7,686	$5,981	$5,373	$4,341	$–
Two years later	7,087	10,485	9,796	11,394	12,241	11,935	11,988	10,355	8,727	–	–
Three years later	9,195	13,363	13,602	14,423	16,020	15,247	15,291	12,912	–	–	–
Four years later	10,624	16,271	15,793	17,042	18,271	18,136	17,292	–	–	–	–
Five years later	12,577	17,947	17,736	18,568	20,779	19,586	–	–	–	–	–
Six years later	13,472	19,465	18,878	20,723	21,928	–	–	–	–	–	–
Seven years later	14,394	20,410	20,828	21,608	–	–	–	–	–	–	–
Eight years later	15,024	22,237	21,567	–	–	–	–	–	–	–	–
Nine years later	15,602	22,883	–	–	–	–	–	–	–	–	–
Ten years later	16,158	–	–	–	–	–	–	–	–	–	–
Net reserves re-estimated as of:
End of initial year	$18,934	$24,955	$23,697	$23,207	$22,893	$20,358	$18,840	$17,753	$15,065	$17,285	$17,413
One year later	18,922	24,864	23,441	23,470	23,920	20,785	21,306	17,805	17,496	17,520	–
Two years later	18,500	24,294	23,102	23,717	23,774	22,903	21,377	20,368	18,095	–	–
Three years later	18,088	23,814	23,270	23,414	25,724	22,780	23,890	20,945	–	–	–
Four years later	17,354	24,092	22,977	24,751	25,407	25,293	24,420	–	–	–	–
Five years later	17,506	23,854	24,105	24,330	27,456	25,703	–	–	–	–	–
Six years later	17,248	24,883	23,736	26,037	27,782	–	–	–	–	–	–
Seven years later	17,751	24,631	25,250	26,239	–	–	–	–	–	–	–
Eight years later	17,650	26,023	25,437	–	–	–	–	–	–	–	–
Nine years later	18,193	26,169	–	–	–	–	–	–	–	–	–
Ten years later	18,230	–	–	–	–	–	–	–	–	–	–

Total net (deficiency) redundancy	$704	$(1,214)	$(1,740)	$(3,032)	$(4,889)	$(5,345)	$(5,580)	$(3,192)	$(3,030)	$(235)	$–

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$18,230	$26,169	$25,437	$26,239	$27,782	$25,703	$24,420	$20,945	$18,095	$17,520	$–
Re-estimated ceded recoverable	2,992	8,479	7,650	7,052	7,475	9,745	10,734	16,526	15,850	14,410	–

Total gross re-estimated reserves	$21,222	$34,648	$33,087	$33,291	$35,257	$35,448	$35,154	$37,471	$33,945	$31,930	$–

Net (deficiency) redundancy related to:
Asbestos claims	$(2,126)	$(2,354)	$(2,456)	$(2,354)	$(2,111)	$(1,534)	$(1,469)	$(697)	$(696)	$(54)	$–
Environmental and mass tort claims	(727)	(770)	(715)	(739)	(520)	(620)	(610)	(148)	(151)	(1)	–

Total asbestos, environmental and mass tort	(2,853)	(3,124)	(3,171)	(3,093)	(2,631)	(2,154)	(2,079)	(845)	(847)	(55)	–
Other claims	3,557	1,910	1,431	61	(2,258)	(3,191)	(3,501)	(2,347)	(2,183)	(180)	–

Total net (deficiency) redundancy	$704	$(1,214)	$(1,740)	$(3,032)	$(4,889)	$(5,345)	$(5,580)	$(3,192)	$(3,030)	$(235)	$–

(a)	Reflects reserves of CNA’s property and casualty insurance subsidiaries, excluding reserves for CIC and its insurance affiliates, which were acquired on May 10, 1995 (the Acquisition Date). Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include CIC.

(b)	Includes CIC gross reserves of $9,713 million and net reserves of $6,063 million acquired on the Acquisition Date and subsequent development thereon.

(c)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 million as of December 31, 1999.

(d)	Effective January 1, 2001, CNA established a new life insurance company, CNA Group Life Assurance Company (CNAGLA). Further, on January 1, 2001 approximately $1,055 million of reserves were transferred from CCC to CNAGLA.

(e)	Effective October 31, 2002, CNA sold CNA Reinsurance Company Limited (CNA Re U.K.). As a result of the sale, net reserves were reduced by approximately $1,316 million. See Note P of the Consolidated Financial Statements included under Item 8 for further discussion of the sale.

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

CNA also makes available free of charge on or through its internet website (http://www.cna.com) CNA’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after CNA electronically files such material with, or furnishes it to, the SEC. Copies of these reports may also be obtained, free of charge, upon written request to: CNA Financial Corporation, CNA Center, 43 South, Chicago, IL 60685, Attn. Jonathan D. Kantor, Executive Vice President, General Counsel and Secretary.

ITEM 2. PROPERTIES

CNA Center, owned by CAC, a wholly owned subsidiary of CCC, serves as the home office for CNAF and its subsidiaries. CNAF’s subsidiaries own or lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNAF’s subsidiaries:

Amount (Square
Feet) of Building
Owned and Occupied
or Leased and
Location	Occupied by CNA	Principal Usage
CNA Center, 333 S. Wabash, Chicago, Illinois	897,490(a)	Principal executive offices of CNAF
2405 Lucien Way, Maitland, Florida	128,267(b)	Property and casualty insurance offices
40 Wall Street, New York, New York	126,147(b)	Property and casualty insurance offices
3500 Lacey Road, Downers Grove, Illinois	117,749(b)	Property and casualty insurance offices
600 N. Pearl Street, Dallas, Texas	95,828(b)	Property and casualty insurance offices
675 Placentia Avenue, Brea, California	88,031(b)	Property and casualty insurance offices
1111 E. Broad Street, Columbus, Ohio	83,702(a)	Property and casualty insurance offices
401 Penn Street, Reading, Pennsylvania	71,178(a)	Property and casualty insurance offices
1100 Cornwall Road, Monmouth Junction, New Jersey	46,515(b)	Property and casualty insurance offices
100 CNA Drive, Nashville, Tennessee	19,981(b)	Life insurance offices

(a)	Represents property owned by CNAF or its subsidiaries.

(b)	Represents property leased by CNAF or its subsidiaries.

ITEM 3. LEGAL PROCEEDINGS

Information on CNA’s legal proceedings is set forth in Note F and G of the Consolidated Financial Statements included under Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CNAF’s common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange, and is traded on the Philadelphia Stock Exchange, under the symbol CNA.

As of February 21, 2005, CNAF had 255,953,958 shares of common stock outstanding. Approximately 91% of CNAF’s outstanding common stock is owned by Loews. CNAF had 2,254 stockholders of record as of February 21, 2005 according to the records maintained by the Company’s transfer agent.

During 2003 CNAF sold $750 million of its participating convertible preferred stock, Series I Issue, to Loews. The preferred stock converted into 32,327,015 shares of CNAF common stock on April 20, 2004. The number of shares was determined utilizing a conversion price per share of common stock that was based on average market prices of CNAF common stock from November 17, 2003 through November 21, 2003. The terms of the Series I Issue were approved by a special committee of independent members of CNAF’s Board of Directors. Following conversion, Loews owned approximately 91% of CNAF’s outstanding common stock of approximately 256.0 million shares. The proceeds from the Series I Issue were applied by CNAF to increase the statutory surplus of CNAF’s principal insurance subsidiary, CCC. The issuance of the Series I Issue was exempt from registration under Section 4(2) of the Securities Act of 1933.

During 2002, CNAF sold $750 million of a then new issue of preferred stock, designated Series H Cumulative Preferred Issue (Series H Issue), to Loews. The terms of the Series H Issue were approved by a special committee of independent members of CNAF’s Board of Directors. The proceeds from the Series H Issue were applied by CNAF to increase the statutory surplus of CNAF’s principal insurance subsidiary, CCC.

The Series H Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. It will be adjusted quarterly to a rate equal to 400 basis points above the ten-year U.S. Treasury rate beginning with the quarterly dividend after the first triggering event to occur of either (i) an increase by two intermediate rating levels of the financial strength rating of CCC from its rating at the time of issuance by any of A.M. Best Company, Standard & Poor’s or Moody’s Investor Services or (ii) one year following an increase by one intermediate rating level of the financial strength rating of CCC by any one of those rating agencies. Accrued but unpaid cumulative dividends cannot be paid on the Series H Issue unless and until one of the two triggering events described above has occurred. Beginning with the quarter following an increase of one intermediate rating level in CCC’s financial strength rating, however, current (but not accrued cumulative) quarterly dividends can be paid. As of February 21, 2005, there has not been any change to CCC’s financial strength rating from its rating at the time of issuance. As of December 31, 2004, the Company has $127 million of undeclared (and therefore unrecorded) accumulated dividends.

The Series H Issue is senior to CNAF’s common stock as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up. No dividends may be declared on CNAF’s common stock until all cumulative dividends on the Series H Issue have been paid. CNAF may not issue any equity securities ranking senior to or on par with the Series H Issue without the consent of a majority of its stockholders. The Series H Issue is non-voting and is not convertible into any other securities of CNAF. It may be redeemed only upon the mutual agreement of CNAF and a majority of the stockholders of the preferred stock. The issuance of the Series H Issue was exempt from registration under Section 4(2) of the Securities Act of 1933.

The table below shows the high and low closing sales prices for CNAF’s common stock based on the New York Stock Exchange Composite Transactions.

Common Stock Information

	2004		2003
	High	Low	High	Low
Quarter:
Fourth	$27.06	$22.17	$24.50	$18.57
Third	29.54	23.98	25.65	20.87
Second	30.49	26.32	26.50	22.26
First	28.65	24.52	27.35	21.21

No dividends have been paid on CNAF’s common stock in 2004 or 2003. CNAF’s ability to pay dividends is influenced, in part, by dividend restrictions of its principal operating insurance subsidiaries as described in the MD&A included under Item 7 and in Note L to the Consolidated Financial Statements included under Item 8.

Additional information on CNAF’s common stock repurchases is included in Note L to the Consolidated Financial Statements included under Item 8.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data.

Selected Financial Data

As of and for the Years Ended December 31	2004	2003	2002	2001	2000
(In millions, except per share data and ratios)
Results of Operations:
Revenues	$9,930	$11,716	$12,286	$13,089	$15,408

Income (loss) from continuing operations	$441	$(1,433)	$247	$(1,592)	$1,177
Income (loss) from discontinued operations, net of tax	–	–	(35)	11	5
Cumulative effects of changes in accounting principles, net of tax	–	–	(57)	(61)	–

Net income (loss)	$441	$(1,433)	$155	$(1,642)	$1,182

Earnings (loss) per Share:
Income (loss) from continuing operations	$1.47	$(6.58)	$1.10	$(8.20)	$6.40
Income (loss) from discontinued operations, net of tax	–	–	(0.16)	0.06	0.03
Cumulative effects of changes in accounting principles, net of tax	–	–	(0.26)	(0.32)	–

Earnings (loss) per share available to common stockholders	$1.47	$(6.58)	$0.68	$(8.46)	$6.43

Financial Condition:
Total investments	$39,231	$38,100	$35,293	$35,826	$36,059
Total assets	62,500	68,612	61,731	65,723	62,785
Insurance reserves	43,650	45,492	40,179	43,623	39,054
Long and short term debt	2,257	1,904	2,292	2,567	2,729
Stockholders’ equity	9,207	8,952	9,401	8,122	9,400
Book value per share	$32.55	$31.80	$38.68	$36.33	$51.29
Statutory Surplus:
Property and casualty companies (a)	$6,998	$6,170	$6,836	$6,241	$8,373
Life and group insurance company(ies)	1,178	707	1,645	1,752	1,274

(a)	Surplus includes the property and casualty companies’ equity ownership of the life and group company(ies)’ capital and surplus.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its subsidiaries (collectively CNA or the Company). Based on 2003 statutory net written premiums, CNA is the fourteenth largest property and casualty company.

Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the preferred stock of CNAF as of December 31, 2004. The following discussion should be read in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

CONSOLIDATED OPERATIONS

Results of Operations

The following table includes the consolidated results of operations. For more detailed components of CNA’s business operations, see the segment discussions within this MD&A.

Consolidated Operations

Years ended December 31	2004	2003	2002
(In millions, except per share data)
Revenues
Net earned premiums	$8,209	$9,214	$10,213
Net investment income	1,674	1,647	1,730
Realized investment gains (losses), net of participating policyholders’ and minority interests	(248)	460	(252)
Other revenues	295	395	595

Total revenues	9,930	11,716	12,286

Claims, benefits and expenses
Insurance claims and policyholders’ benefits	6,446	10,287	8,420
Amortization of deferred acquisition costs	1,680	1,965	1,791
Other operating expenses	1,183	1,686	1,621
Restructuring and other related charges	–	–	(37)
Interest	124	130	150

Total claims, benefits and expenses	9,433	14,068	11,945

Income (loss) from continuing operations before income tax and minority interest	497	(2,352)	341
Income tax (expense) benefit	(29)	913	(68)
Minority interest	(27)	6	(26)

Income (loss) from continuing operations	441	(1,433)	247
Loss from discontinued operations, net of tax of $9	–	–	(35)

Income (loss) before cumulative effects of changes in accounting principle	441	(1,433)	212
Cumulative effect of change in accounting principles, net of tax of $7	–	–	(57)

Net income (loss)	$441	$(1,433)	$155

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.47	$(6.58)	$1.10
Income (loss) from discontinued operations, net of tax	–	–	(0.16)

Income (loss) before cumulative effect of change in accounting principles	1.47	(6.58)	0.94
Cumulative effect of change in accounting principle, net of tax	–	–	(0.26)

Basic and diluted earnings (loss) per share available to common stockholders	$1.47	$(6.58)	$0.68

Weighted average outstanding common stock and common stock equivalents	256.0	227.0	223.6

2004 Compared with 2003

Net results increased $1,874 million in 2004 as compared with 2003. This improvement in net results was due principally to decreased net unfavorable prior year development of $1,838 million after-tax ($2,827 million pretax), $356 million after-tax ($547 million pretax) decrease in the bad debt provisions for insurance and reinsurance receivables, $66 million after-tax ($101 million pretax) decrease in interest expenses related to additional cessions to corporate aggregate reinsurance treaties and $59 million after-tax ($90 million pretax) decrease in certain insurance related assessments. These favorable impacts to net income in 2004 were partially offset by increased catastrophe losses and decreased net realized investment results. The impact of catastrophes was $196 million after-tax ($301 million pretax) and $93 million after-tax ($143 million pretax) in 2004 and 2003. This increase was primarily due to catastrophe impacts of $178 million after-tax ($273 million pretax) recorded in 2004 resulting from Hurricanes Charley, Frances, Ivan and Jeanne. These impacts are net of anticipated reinsurance recoveries, and include the effect of reinstatement premiums and estimated insurance assessments.

Unfavorable net prior year development of $125 million, including $241 million of unfavorable claim and claim adjustment expense reserve development and $116 million of favorable premium development, was recorded in 2004. Unfavorable net prior year development of $2,952 million, including $2,409 million of unfavorable claim and claim adjustment expense reserve development and $543 million of unfavorable premium development, was recorded in 2003.

Net realized investment results decreased $438 million after-tax in 2004 as compared with 2003. This decrease in investment results was primarily due to the loss on the sale of the individual life insurance business of $389 million after-tax ($622 million pretax) and losses on derivatives of $55 million after-tax ($84 million pretax). These decreases were partly offset by a $105 million after-tax ($162 million pretax) gain on the disposition of the Company’s equity holdings of Canary Wharf Group PLC (Canary Wharf), a London-based real estate company, and a reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities. Impairment losses of $60 million after-tax ($93 million pretax) were recorded in 2004 across various sectors, including an after-tax impairment loss of $36 million ($56 million pretax) related to loans made under a credit facility to a national contractor, while in 2003 impairment losses of $209 million after-tax ($321 million pretax) were recorded across various sectors including the airline, healthcare and energy industries.

Net earned premiums decreased $1,005 million in 2004 as compared with 2003. The decrease in net earned premiums was due primarily to reduced premiums from the individual life and group benefits businesses, as well as CNA Re, as a result of the decisions made in 2003 to focus on the core property and casualty business. Partially offsetting these unfavorable impacts was a $357 million decrease in premiums ceded to corporate aggregate and other reinsurance treaties in 2004 as compared to 2003. The 2003 cessions were principally due to the unfavorable net prior year development recorded in 2003.

2003 Compared with 2002

Net results decreased $1,588 million in 2003 as compared with 2002. The decline in net results was due primarily to increased unfavorable net prior year development of $1,837 million after-tax ($2,826 million pretax), a $55 million after-tax ($84 million pretax) increase in catastrophe losses, a $65 million after-tax ($100 million pretax) increase in unallocated loss adjustment expense (ULAE) reserves and a $27 million after-tax ($42 million pretax) increase in dividend development. In addition, net results in 2003 included a $396 million after-tax ($610 million pretax) increase in the bad debt provision for insurance and reinsurance receivables, a $69 million after-tax ($104 million pretax) increase in insurance related assessments and increased interest expense of $90 million after-tax ($137 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. These items were partially offset by a $434 million after-tax ($712 million pretax) increase in net realized investment results and increased limited partnership income of $165 million after-tax ($254 million pretax). Net income in 2002 also included a $35 million after-tax ($44 million pretax) loss from discontinued operations and a $57 million after-tax ($64 million pretax) charge for the cumulative effect of a change in accounting principle.

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

Net realized investment results increased $434 million after-tax in 2003 as compared with 2002. This change was due primarily to $209 million after-tax ($321 million pretax) of impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities recorded in 2003 as compared to $578 million after-tax ($890 million pretax) recorded in 2002. Also contributing to this increase were improved realized results related to fixed maturity and derivative securities in 2003. These increases were partially offset by the $130 million after-tax ($176 million pretax) recorded loss on the sale of the Group Benefits business. See the Investments section of this MD&A for further details.

The loss from discontinued operations of $35 million after-tax in 2002 related to the results of CNA Vida, CNA’s Chilean-based life insurer, which was sold during 2002.

The cumulative effect of a change in accounting principle in 2002 related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). During 2002, the Company completed its initial goodwill impairment testing and recorded a $57 million after-tax ($64 million pretax) impairment charge. The impairment charge consisted of a $43 million after-tax ($43 million pretax) charge in Standard Lines, a $5 million after-tax ($8 million pretax) charge in Specialty Lines, an $8 million after-tax ($12 million pretax) charge in Life and Group Non-Core, and a $1 million after-tax ($1 million pretax) charge in Corporate and Other Non-Core.

Net earned premiums decreased $999 million in 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to the July 1, 2002 transfer of the National Postal Mail Handlers Union group benefits plan (the Mail Handlers Plan) to First Health Corporation. Net earned premiums for the Mail Handlers Plan were $1,151 million in 2002. Net earned premium was also impacted by increased ceded premiums to corporate aggregate and other reinsurance treaties resulting from unfavorable net prior year development recorded in 2003. Partially offsetting these adverse premium items were rate increases, increased retention and new business, primarily in Standard Lines and Specialty Lines.

Net Prior Year Development

The results of operations for the years ended December 31, 2004, 2003 and 2002 were impacted by net prior year development recorded for the property and casualty and the Corporate and Other Non-Core segments. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals for prior accident years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. The development discussed below is the amount prior to consideration of any related reinsurance allowance impacts.

The following tables summarize pretax net prior year development by segment for the property and casualty segments and the Corporate and Other Non-Core segment for the years ended December 31, 2004, 2003 and 2002.

The following table summarizes the pretax 2004 net prior year development by segment.

2004 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Property and casualty, excluding APMT	$105	$75	$23	$203
APMT	–	–	55	55

Total	105	75	78	258
Ceded losses related to corporate aggregate reinsurance treaties	8	(17)	9	–

Pretax unfavorable net prior year development before impact of premium development	113	58	87	258

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(96)	(33)	12	(117)
Ceded premiums related to corporate aggregate reinsurance treaties	(1)	5	(3)	1

Pretax unfavorable (favorable) premium development	(97)	(28)	9	(116)

Total 2004 unfavorable net prior year development (pretax)	$16	$30	$96	$142

Total 2004 unfavorable net prior year development (after-tax)	$10	$20	$62	$92

The following table summarizes the pretax 2003 net prior year development by segment.

2003 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Property and casualty, excluding APMT	$1,424	$313	$355	$2,092
APMT	–	–	795	795

Total	1,424	313	1,150	2,887
Ceded losses related to corporate aggregate reinsurance treaties	(485)	(56)	(102)	(643)

Pretax unfavorable net prior year development before impact of premium development	939	257	1,048	2,244

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	211	6	(32)	185
Ceded premiums related to corporate aggregate reinsurance treaties	269	31	58	358

Pretax unfavorable premium development	480	37	26	543

Total 2003 unfavorable net prior year development (pretax)	$1,419	$294	$1,074	$2,787

Total 2003 unfavorable net prior year development (after-tax)	$922	$191	$698	$1,811

The following table summarizes the pretax 2002 net prior year development by segment.

2002 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Property and casualty, excluding APMT	$(191)	$55	$248	$112
APMT	–	–	–	–

Total	(191)	55	248	112
Ceded losses related to corporate aggregate reinsurance treaties	(14)	(41)	(93)	(148)

Pretax unfavorable (favorable) net prior year development before impact of premium development	(205)	14	155	(36)

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	76	17	(103)	(10)
Ceded premiums related to corporate aggregate reinsurance treaties	10	29	62	101

Pretax unfavorable (favorable) premium development	86	46	(41)	91

Total 2002 unfavorable (favorable) net prior year development (pretax)	$(119)	$60	$114	$55

Total 2002 unfavorable (favorable) net prior year development (after-tax)	$(77)	$39	$74	$36

Strategic Review

During 2003, CNA completed a strategic review of its operations and decided to concentrate efforts on its property and casualty business. As a result of this review and several significant charges in 2003, a capital plan was developed to replenish statutory capital of the property and casualty subsidiaries. A summary of the capital plan, related actions and other significant business decisions is discussed below:

Sale of Individual Life Business – On April 30, 2004, CNA sold its individual life insurance business. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses were excluded from the sale. Consideration from the sale was approximately $700 million. CNA recorded a realized investment loss of $389 million after-tax ($622 million pretax) in 2004. See Note P to the Consolidated Financial Statements in Item 8 for further information.

Sale of Group Benefits Business – On December 31, 2003, CNA sold the majority of its group benefits business. The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. Consideration from the sale was approximately $530 million, resulting in realized investment loss on the sale of $122 after-tax ($163 million pretax), including an after-tax realized investment gain of $8 million ($13 million pretax) recorded in the second quarter of 2004. See Note P to the Consolidated Financial Statements included under Item 8 for further information.

Exit from Reinsurance Business – During 2003, the Company sold the renewal rights for most of the treaty business of CNA Re and withdrew from the assumed reinsurance business. CNA is managing the run-off of its retained liabilities.

Expense Initiatives – During 2003, the Company undertook an expense initiative, of which the primary components were a reduction of the workforce by approximately five percent, lower commissions and other acquisition costs, principally related to workers compensation, and reduced spending in other areas. The Company achieved the targeted workforce reduction in 2003. Actions related to reducing commissions and other acquisition expenses began in 2003 and were completed in 2004.

During 2004, the Company undertook additional expense initiatives that produced expense savings of approximately $100 million. The primary components of the expense initiatives were a reduction in certain business expenses through more stringent expense policies and guidelines, reduced facilities cost through consolidation of locations and, to a lesser extent, workforce reductions. The Company is currently formulating plans to reach its goal of an additional $100 million of expense reductions in 2005.

Capital Plan – In November of 2003, the Company established a capital plan to replenish statutory capital impacted by the strategic review and charges for prior year development and related matters. Under the capital plan, in November of 2003, CNAF sold to Loews $750 million of a new series of convertible preferred stock which converted into 32,327,015 shares of CNAF common stock on April 20, 2004, and received commitments from Loews for additional capital support of up to $650 million through the purchase of surplus notes of Continental Casualty Company (CCC), CNA’s principal insurance subsidiary, in the event certain additions to CCC’s statutory capital were not achieved through asset sales. As a result of this commitment, Loews purchased $300 million principal amount of surplus notes in February of 2004 in relation to CNA’s sale of the individual life business and $46 million principal amount of surplus notes in February of 2004 in relation to the sale of the group benefits business. The $300 million surplus note was repaid in June of 2004, and the $46 million surplus note was repaid in December of 2004, thereby fulfilling all of the commitments under the capital plan.

Revised Business Segment Reporting – As a result of the strategic review and other actions described above, in 2004 CNA changed how it manages its core operations and makes business decisions. Accordingly, the Company revised its reportable business segment structure to reflect these changes. CNA’s core operations, property and casualty operations, are now reported in two business segments: Standard Lines and Specialty Lines. CNA’s non-core operations are managed in two segments: Life and Group Non-Core and Corporate and Other Non-Core. Prior period segment disclosures have been conformed to the current year presentation.

Standard Lines includes standard property and casualty coverages, excess and surplus lines and insurance and risk management products. CNA Global (formerly included in Specialty Lines), which consists of marine and global standard lines, is also included in Standard Lines.

Specialty Lines includes professional financial and specialty property and casualty products and services.

Life and Group Non-Core includes the results of Life Operations and Group Operations (formerly separate reportable segments), which primarily have been sold or placed in run-off, and certain run-off life and group operations formerly included in the Corporate and Other segment.

Corporate and Other Non-Core includes the results of several property and casualty and other lines of business placed in run-off, including CNA Re (formerly a stand alone property and casualty segment) and CNA Guaranty and Credit (formerly included in Specialty Lines). This segment also includes results related to the centralized adjusting and settlement of APMT claims, participation in voluntary insurance pools and other non-insurance operations.

Results of Retained and Sold Businesses – Throughout this MD&A, the results of operations include discussion and results for all of CNA’s businesses, including those sold or exited as described above. The following tables provide information about CNA’s historical results of operations for the retained and sold businesses.

Consolidated Net Income (Loss)

			Life and	Corporate
			Group Non-	and Other
	Standard Lines	Specialty Lines	Core	Non-Core (b)	Total
Year ended December 31, 2004
Net results of businesses retained	$360	$378	$13	$117	$868
Net results of businesses sold (a)	–	–	(427)	–	(427)

Total consolidated net income (loss) for the year ended December 31, 2004	$360	$378	$(414)	$117	$441

Year ended December 31, 2003
Net results of businesses retained	$(717)	$40	$41	$(761)	$(1,397)
Net results of businesses sold (a)	–	–	(36)	–	(36)

Total consolidated net income (loss) for the year ended December 31, 2003	$(717)	$40	$5	$(761)	$(1,433)

Year ended December 31, 2002
Net results of businesses retained	$47	$60	$(42)	$–	$65
Net results of businesses sold (a)	–	–	90	–	90

Total consolidated net income (loss) for the year ended December 31, 2002	$47	$60	$48	$–	$155

(a)	Includes the group benefits business sold on December 31, 2003, the individual life business sold on April 30, 2004 and the CNA Trust business sold on August 1, 2004. The gains or losses recognized on these sales are included in these net results.

(b)	Includes $52 million, $23 million and $136 million of net income for the years ended December 31, 2004, 2003 and 2002 from CNA Re, which is in run-off.

Net Earned Premiums

			Life and	Corporate
			Group Non-	and Other
	Standard Lines	Specialty Lines	Core	Non-Core (b)	Total
Year ended December 31, 2004
Net earned premiums of businesses retained	$4,917	$2,277	$806	$94	$8,094
Net earned premiums of businesses sold (a)	–	–	115	–	115

Total net earned premiums for the year ended December 31, 2004	$4,917	$2,277	$921	$94	$8,209

Year ended December 31, 2003
Net earned premiums of businesses retained	$4,530	$1,840	$917	$468	$7,755
Net earned premiums of businesses sold (a)	–	–	1,459	–	1,459

Total net earned premiums for the year ended December 31, 2003	$4,530	$1,840	$2,376	$468	$9,214

Year ended December 31, 2002
Net earned premiums of businesses retained	$4,678	$1,451	$2,027	$676	$8,832
Net earned premiums of businesses sold (a)	–	–	1,381	–	1,381

Total net earned premiums for the year ended December 31, 2002	$4,678	$1,451	$3,408	$676	$10,213

(a)	Includes the group benefits business sold on December 31, 2003 and the individual life business sold on April 30, 2004.

(b)	Includes $125 million, $536 million and $642 million of Net Earned Premiums for the years ended December 31, 2004, 2003 and 2002 from CNA Re, which is in run-off.

Reclassification of Change in Allowance for Uncollectible Reinsurance – In 2004, the expenses incurred related to uncollectible reinsurance receivables were reclassified from “Other operating expenses” to “Insurance claims and policyholders’ benefits” on the Consolidated Statements of Operations. Prior period amounts and ratios have been reclassified to conform to the current year presentation. This reclassification had no impact on net income (loss) or the combined ratios in any period; however, this change generally had an unfavorable impact on the loss and loss adjustment expense ratios and a favorable impact on the expense ratios.

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

The accounting estimates discussed below are considered by management to be critical to an understanding of CNA’s Consolidated Financial Statements as their application places the most significant demands on management’s judgment. Note A of the Consolidated Financial Statements included under Item 8 should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material adverse impact on the Company’s results of operations or equity.

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include long term care products and are estimated using actuarial estimates about mortality and morbidity, as well as assumptions about expected investment returns. Workers compensation lifetime claim reserves and accident and health claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience, and are discounted at interest rates that range from 3.5% to 6.5% at December 31, 2004 and 2003. The reserve for unearned premiums on property and casualty and accident and health contracts represents the portion of premiums written related to the unexpired terms of coverage. The inherent risks associated with the reserving process are discussed in the Reserves – Estimates and Uncertainties section below.

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

The Company continues to monitor potential changes in authoritative guidance related to recognizing other-than-temporary impairments. Any such changes may cause the Company to recognize impairment losses in results of operations which would not be recognized under the current guidance, or to recognize such losses in earlier periods, especially those due to increases in interest rates. Such changes could also impact the recognition of investment income on impaired securities. While the impact of changes in authoritative guidance could increase earnings volatility in future periods, because fluctuations in the fair value of securities are already reflected in shareholders’ equity, any changes would not be expected to have a significant impact on equity. Further information on the Company’s process for evaluating impairments is provided in the Investments section below.

Long Term Care Products

The Company’s reserves and deferred acquisition costs for its long term care product offerings are based on certain assumptions including morbidity, policy persistency and interest rates. Actual experience may differ from these assumptions. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors including potential future premium increases and future health care cost trends. The results of operations and/or equity may be materially, adversely affected if actual experience varies significantly from these assumptions.

Pension and Postretirement Benefit Obligations

The Company is required to make a significant number of assumptions in order to estimate the liabilities and costs related to its pension and postretirement benefit obligations to employees under its benefit plans. The assumptions that have the most impact on pension costs are the discount rate, the expected return on plan assets and the rate of compensation increases. These assumptions are evaluated relative to current market factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense. Further information on the Company’s pension and postretirement benefit obligations is included in Note J of the Consolidated Financial Statements included under Item 8.

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

Loans to National Contractor

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million. The amendment also provides that CNAF may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of December 31, 2004 and 2003, there were $99 million and $80 million of total debt outstanding under the credit facility. Additional loans in January and February of 2005 brought the total debt outstanding under the credit facility, less accrued interest, to $104 million as of February 24, 2005. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $29 million and $25 million of the loans outstanding as of December 31, 2004 and 2003, and has agreed to participation of one-third of any additional loans which may be made above the original $86 million credit facility limit up to the $126 million maximum available line.

In connection with the amendment to increase the maximum available line under the credit facility in December of 2004, the term of the loan under the credit facility was extended to mature in March of 2009 and the interest rate was reduced prospectively from 6% over prime rate to 5% per annum, effective as of December 27, 2004, with an additional 3% interest accrual when borrowings under the facility are at or below the original $86 million limit. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of December 31, 2004 and 2003, these guarantees and collateral obligations aggregated $13 million and $7 million.

As of December 31, 2004, the aggregate amount of outstanding principal and accrued interest under the credit facility was $70 million, net of participation by Loews in the amount of $29 million.

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNA has taken an impairment charge of $56 million pretax ($36 million after-tax) for the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the facility. Any draws under the credit facility beyond $106 million or further changes in the national contractor’s business plan or projections may necessitate further impairment charges. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor’s failure to achieve its restructuring plan or perform its contractual obligations under the credit facility or under the Company’s surety bonds could have a material adverse effect on the Company’s results of operations and/or equity. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $200 million pretax. In addition, such failures could cause the remaining unimpaired amount due under the credit facility to be uncollectible.

Further information on the Company’s exposure to this national contractor and this credit agreement are provided in Note S of the Consolidated Financial Statements included under Item 8 and the Liquidity and Capital Resources section below.

Reserves – Estimates and Uncertainties

The Company maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (case reserves) and claims that have been incurred but not reported (IBNR). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves are provided in the Segment Results section of this MD&A and in Note F of the Consolidated Financial Statements included under Item 8.

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

Due to the factors described above, among others, establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimation techniques and methodologies, many of which involve significant judgments that are required of management. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, the Company may be required to record material changes in its claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the Asbestos and Environmental Pollution and Mass Tort Reserves section of this MD&A for additional information relating to APMT claims and reserves.

The Company’s recorded reserves, including APMT reserves, reflect management’s best estimate as of a particular point in time based upon known facts, current law and management’s judgment. The reserve analyses performed by the Company’s actuaries result in point estimates. Management uses these point estimates as the primary factor in determining the carried reserve. The carried reserve may differ from the actuarial point estimate as the result of management’s consideration of the factors noted above including, but not limited to, the potential volatility of the projections associated with the specific product being analyzed and the effects of changes in claims handling, underwriting and other factors impacting claims costs that may not be quantifiable through actuarial analysis. For APMT reserves, the reserve analysis performed by the Company’s actuaries results in both a point estimate and a range. Management uses the point estimate as the primary factor in determining the carried reserve but also considers the range given the volatility of APMT exposures, as noted above.

For Standard Lines, the December 31, 2004 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. For Specialty Lines, the December 31, 2004 carried net claim and claim adjustment expense reserve is also slightly higher than the actuarial point estimate. For both Standard Lines and Specialty Lines, the difference is primarily due to the 2004 accident year. The data from the current accident year is very immature from a claim and claim adjustment expense point of view so it is prudent to wait until experience confirms that the loss ratios should be adjusted. For Corporate and Other Non-Core, the December 31, 2004 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. While the actuarial estimates for APMT exposures reflect current knowledge, management feels it is prudent, based on the history of developments in this area, to reflect some volatility in the carried reserve until the ultimate outcome of the issues associated with these exposures is clearer.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined (see discussion on net prior year development above). These reviews have resulted in the Company identifying information and trends that have caused the Company to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect the Company’s results of operations, equity, business and insurer financial strength and debt ratings (see the Ratings section of this MD&A).

The following table presents estimated volatility in carried claim and claim adjustment expense reserves for the Standard Lines, Specialty Lines and Corporate and Other Non-Core segments. In addition to the gross carried loss reserves presented below, Claim and Claim Adjustment Expense Reserves as reflected on the Consolidated Balance Sheet include $3,680 million at December 31, 2004, related to the Life and Group Non-Core segment.

Estimated Volatility in Gross Carried Loss Reserves by Segment

	Gross
	Carried	Estimated
	Loss	Volatility in
December 31, 2004	Reserves	Reserves
(In millions)
Standard Lines	$14,302	+/- 7%
Specialty Lines	4,860	+/- 7%
Corporate and Other Non-Core	8,678	+/- 25%

The estimated volatility noted above does not represent an actuarial range around the Company’s gross loss reserves, and it does not represent the range of all possible outcomes. The volatility represents an estimate of the inherent volatility associated with estimating loss reserves for the specific type of business written by each segment, and along with the associated reserve balances, allows for the quantification of potential earnings impacts in future reporting periods. The primary characteristics influencing the estimated level of volatility are the length of the claim settlement period, the potential for changes in medical and other claim costs, changes in the level of litigation or other dispute resolution processes, changes in the legal environment and the potential for different types of injuries emerging. Ceded reinsurance arrangements may reduce the volatility. Since ceded reinsurance arrangements vary by year, volatility in gross reserves may not result in comparable impacts to net income or shareholders’ equity.

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

Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Treaty reinsurance is purchased to protect specific lines of business such as property, worker’s compensation and professional liability. Corporate catastrophe reinsurance is also purchased for property and worker’s compensation exposure. Most treaty reinsurance is purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines.

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

Interest cost on funds withheld and other deposits is credited during all periods in which a funds withheld liability exists. Pretax interest cost, which is included in net investment income, was $267 million, $344 million and $239 million in 2004, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,570 million and $2,789 million at December 31, 2004 and 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. Additionally, on the corporate aggregate reinsurance treaties discussed below, if the Company exceeds certain aggregate loss ratio thresholds, the rate at which interest charges are accrued would increase and be retroactively applied to the inception of the contract or to a specified date. Any such retroactive interest is accrued in the period the additional premiums arise or the loss ratio thresholds are met. The amount of retroactive interest, included in the totals above, was $46 million, $147 million and $10 million in 2004, 2003 and 2002.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

The following table summarizes the amounts receivable from reinsurers at December 31, 2004 and December 31, 2003.

Components of reinsurance receivables

	December 31, 2004	December 31, 2003
(In millions)
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$13,984	$14,216
Ceded future policy benefits	1,260	1,218
Ceded policyholders’ funds	65	7
Billed reinsurance receivables	685	813

Reinsurance receivables	15,994	16,254
Allowance for uncollectible reinsurance	(531)	(573)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$15,463	$15,681

The Company has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $531 million and $573 million at December 31, 2004 and December 31, 2003. The net decrease in the allowance was primarily due to a release of a previously established allowance related to The Trenwick Group resulting from the execution of commutation agreements in 2004, partially offset by a net increase in the allowance for other reinsurance receivables. The provision incurred related to uncollectible reinsurance receivables is presented as a component of “Insurance claims and policyholders’ benefits” on the Consolidated Statements of Operations.

Prior to the April of 2004 sale of its individual life and annuity business to Swiss Re Life & Health America Inc. (Swiss Re), CNA had reinsured a portion of this business through coinsurance, yearly renewable term and facultative programs to various reinsurers. As a result of the sale of the individual life and annuity business, 100% of the net reserves were reinsured to Swiss Re. Subject to certain exceptions, Swiss Re assumed the credit risk of the business that was previously reinsured to other carriers. As of December 31, 2004, CNA ceded $1,012 million of future policy benefits to Swiss Re. In connection with the sale of the group benefits business, CNA ceded insurance reserves to Hartford Financial Services, Inc. (Hartford). As of December 31, 2004 and 2003, these ceded reserves were $1,726 million and $1,473 million.

The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $4,561 million and $5,255 million at December 31, 2004 and 2003.

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

CNA’s largest recoverables from a single reinsurer at December 31, 2004, including prepaid reinsurance premiums, were approximately $2,236 million from subsidiaries of The Allstate Corporation (Allstate), $2,163 million from subsidiaries of Swiss Reinsurance Group, $1,843 million from subsidiaries of Hannover Reinsurance (Ireland), Ltd., $1,726 million from Hartford Life Group Insurance Company, $944 million from American Reinsurance Company and $603 million from subsidiaries of the Berkshire Hathaway Group.

In 2002, the Company entered into a corporate aggregate reinsurance treaty covering substantially all of the Company’s property and casualty lines of business (the 2002 Cover). Ceded premium related to the reinsurer’s margin of $10 million was recorded in 2002. No losses were ceded during 2002 under this contract, and the 2002 Cover was commuted as of December 31, 2002.

The Company has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. Also, if an additional aggregate loss ratio threshold is exceeded, additional premiums of 10% of amounts in excess of the aggregate loss ratio threshold are to be paid retroactively with interest. Any such premiums would be recorded in the period in which the loss ratio threshold is met.

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

The impact of the Aggregate Cover was as follows:

Impact of Aggregate Cover

Year ended December 31	2004	2003	2002
(In millions)
Ceded earned premium	$(1)	$(258)	$–
Ceded claim and claim adjustment expenses	–	500	–
Interest charges	(82)	(147)	(51)

Pretax (expense) benefit	$(83)	$95	$(51)

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. During 2003, the CCC Cover was fully utilized. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. In 2004, the aggregate loss ratio exceeded this threshold which required the interest rate to increase retroactively to the beginning of the contract, generating retroactive interest charges of $46 million which were recorded in 2004.

At the Company’s discretion, the contract can be commuted annually on the anniversary date of the contract. The CCC Cover requires mandatory commutation on December 31, 2010, if the agreement has not been commuted on or before such date. Upon mandatory commutation of the CCC Cover, the reinsurer is required to release to the Company the existing balance of the funds withheld account if the unpaid ultimate ceded losses at the time of commutation are less than or equal to the funds withheld account balance. If the unpaid ultimate ceded losses at the time of commutation are greater than the funds withheld account balance, the reinsurer will release the existing balance of the funds withheld account and pay CNA the present value of the projected amount the reinsurer would have had to pay from its own funds absent a commutation. The present value is calculated using 1-year LIBOR as of the date of the commutation.

The impact of the CCC Cover was as follows:

Impact of CCC Cover

Year ended December 31	2004	2003	2002
(In millions)
Ceded earned premium	$–	$(100)	$(101)
Ceded claim and claim adjustment expenses	–	143	148
Interest charges	(91)	(59)	(37)

Pretax (expense) benefit	$(91)	$(16)	$10

The impact by segment of the Aggregate Cover and the CCC Cover was as follows:

Impact of Aggregate Cover and CCC Cover

Year ended December 31	2004	2003	2002
(In millions)
Standard Lines	$(114)	$70	$(53)
Specialty Lines	(1)	9	3
Corporate and Other Non-Core	(59)	–	9

Pretax (expense) benefit	$(174)	$79	$(41)

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

While the Act provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event through 2005, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, the Company’s results of operations or equity could nevertheless be materially adversely impacted by them. The Company is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions (where applicable). In addition, under state laws, the Company is generally prohibited from excluding terrorism exposure from its primary workers compensation. In those states that mandate property insurance coverage of damage from fire following a loss, the Company is also prohibited from excluding terrorism exposure under such coverage.

Terrorism-related reinsurance losses are not covered by the Act. The Company’s assumed reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

The bills described above would extend the Act for two additional years and require that terrorism coverage be made available for all years. Deductibles under the bills would be held at 15% in 2006 and raised to 20% in 2007. Notwithstanding these developments, enactment of a law extending the Act is not assured.

If the Act is not extended CNA will, among other steps, seek to exclude risks with perceived terrorism exposure, to the extent permitted by law. Strict underwriting standards and risk avoidance measures will be taken where exclusions are not permitted. Annual policy renewals with effective dates of January 1, 2005 or later will be underwritten with the assumption that the Act will not be extended and that no Federal backstop for terrorism exposure will be available. In July 2004, the National Association of Insurance Commissioners adopted a Model Bulletin available for use in states that intend to approve terrorism coverage limitations in the event the Act is not reauthorized. Since that time, a number of states have announced that they will approve, on an expedited basis, conditional exclusions which fall within certain limitations. Other states appear unlikely to approve terrorism exclusions. There is no assurance that CNA will be able to eliminate or limit terrorism exposure risks in coverages, or that regulatory authorities will approve policy exclusions for terrorism.

Restructuring

In 2001, the Company finalized and approved two separate restructuring plans. The first plan related to the Company’s Information Technology operations. The remaining accrual of $3 million was released during 2004. The second plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations (the 2001 Plan).

2001 Plan

The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units (SBUs) in the property and casualty operations, changes in the strategic focus of the Life and Group Non-Core segment (formerly Life Operations and Group Operations) and consolidation of real estate locations. The reduction in the number of property and casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Group Operations included a decision to discontinue the variable life and annuity business.

During 2002, $32 million pretax, or $21 million after-tax, of this accrual was reduced. No restructuring or other related charges or releases related to the 2001 Plan were incurred in 2003 or 2004.

All lease termination costs and impaired asset charges, except lease termination costs incurred by operations in the United Kingdom and software write-offs incurred by Life and Group Non-Core segment, were charged to the Corporate and Other Non-Core segment because office closure and consolidation decisions were not within the control of the other segments affected. Lease termination costs incurred in the United Kingdom related solely to the operations of CNA Re. All other charges were recorded in the segment benefiting from the services or existence of an employee or an asset.

The following tables summarize the 2001 Plan Initial Accrual and the activity in that accrual through December 31, 2004 by type of restructuring cost and by segment.

2001 Plan Initial Accrual

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total
(In millions)
2001 Plan Initial Accrual	$68	$56	$30	$35	$189
Costs that did not require cash	–	–	–	(35)	(35)
Payments charged against liability	(2)	–	–	–	(2)

Accrued costs December 31, 2001	66	56	30	–	152
Costs that did not require cash	(1)	(3)	(9)	–	(13)
Payments charged against liability	(53)	(12)	(4)	–	(69)
Reduction of accrual	(10)	(7)	(15)	–	(32)

Accrued costs December 31, 2002	2	34	2	–	38
Costs that did not require cash	–	–	(1)	–	(1)
Payments charged against liability	(2)	(15)	–	–	(17)

Accrued costs December 31, 2003	–	19	1	–	20
Payments charged against liability	–	(5)	–	–	(5)

Accrued costs December 31, 2004	$–	$14	$1	$–	$15

2001 Plan Initial Accrual

				Corporate
	Standard	Specialty	Life and Group	and Other
	Lines	Lines	Non-Core	Non-Core	Total
(In millions)
2001 Plan Initial Accrual	$42	$4	$54	$89	$189
Costs that did not require cash	–	–	(35)	–	(35)
Payments charged against liability	–	–	–	(2)	(2)

Accrued costs December 31, 2001	42	4	19	87	152
Costs that did not require cash	–	–	–	(13)	(13)
Payments charged against liability	(34)	(1)	(18)	(16)	(69)
Reduction of accrual	(7)	(2)	(1)	(22)	(32)

Accrued costs December 31, 2002	1	1	–	36	38
Costs that did not require cash	–	–	–	(1)	(1)
Payments charged against liability	(1)	(1)	–	(15)	(17)

Accrued costs December 31, 2003	–	–	–	20	20
Payments charged against liability	–	–	–	(5)	(5)

Accrued costs December 31, 2004	$–	$–	$–	$15	$15

Approximately $3 million of the remaining accrual for the 2001 Plan, primarily related to lease termination costs, is expected to be paid in 2005.

Segment Results

The following is a discussion of the results of operations for the Company’s operating segments. In evaluating the results of the Standard Lines and Specialty Lines, management utilizes the combined ratio, the loss ratio, the expense ratio, and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

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

Standard Lines includes Property, Casualty and CNA Global.

Property provides standard and excess property coverage, as well as boiler and machinery to a wide range of businesses.

Casualty provides standard casualty insurance products such as workers compensation, general and product liability and commercial auto coverage through traditional products to a wide range of businesses. The majority of Casualty customers are small and middle-market businesses, with less than $1 million in annual insurance premiums. Most insurance programs are provided on a guaranteed cost basis; however, Casualty has the capability to offer specialized, loss-sensitive insurance programs to those customers viewed as higher risk and less predictable in exposure.

Excess & Surplus (E&S) is included in Casualty. E&S provides specialized insurance and other financial products for selected commercial risks on both an individual customer and program basis. Customers insured by E&S are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. E&S’s products are distributed throughout the United States through specialist producers, program agents and P&C’s agents and brokers. E&S has specialized underwriting and claim resources in Chicago, Denver and Columbus.

Property and Casualty’s (P&C) field structure consists of 33 branch locations across the country organized into 4 regions. Each branch provides the marketing, underwriting and risk control expertise on the entire portfolio of products. The Centralized Processing Operation for small and middle-market customers, located in Maitland, Florida, handles policy processing and accounting, and also acts as a call center to optimize customer service. The claims field structure consists of 26 locations organized into two zones, East and West. Also, Standard Lines, primarily through a wholly owned subsidiary, ClaimsPlus, Inc., a third party administrator, began providing total risk management services relating to claim services, risk control, cost management and information services to the large commercial insurance marketplace in 2003.

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

The following table details results of operations for Standard Lines.

Results of Operations

Years ended December 31	2004	2003	2002
(In millions)
Net written premiums	$4,582	$4,561	$4,755
Net earned premiums	4,917	4,530	4,678
Income (loss) before net realized investment gains (losses)	221	(951)	169
Net realized investment gains (losses)	139	234	(79)
Net income (loss)	360	(717)	47
Ratios
Loss and loss adjustment expense	70.7%	98.1%	73.1%
Expense	34.6	42.7	31.5
Dividend	0.2	2.2	1.6

Combined	105.5%	143.0%	106.2%

2004 Compared with 2003

Net results increased $1,077 million in 2004 as compared with 2003. This improvement was due primarily to decreased unfavorable net prior year development of $912 million after-tax ($1,403 million pretax), a decrease in the bad debt provision recorded for insurance receivables of $57 million after-tax ($88 million pretax), a decrease in the bad debt provision for reinsurance receivables of $48 million after-tax ($74 million pretax), decreased dividend development of $45 million after-tax ($69 million pretax), a decrease in certain insurance related assessments of $35 million after-tax ($54 million pretax) and increased net investment income of $57 million after-tax ($88 million pretax), primarily due to reduced interest charges of $63 million after-tax ($97 million pretax) related to the corporate aggregate and other reinsurance treaties. These favorable items were partially offset by decreased net realized investment results of $95 million after-tax ($142 million pretax) and increased catastrophe losses in 2004. The impact of catastrophes was $183 million after-tax ($282 million pretax) and $71 million after-tax ($110 million pretax) for 2004 and 2003, as discussed below. These catastrophe impacts are net of anticipated reinsurance recoveries, and include the effect of reinstatement premiums and estimated insurance assessments. See the Investments section of the MD&A for further discussion on net investment income and net realized investment gains.

Net written premiums for Standard Lines increased $21 million in 2004 as compared with 2003. This increase was primarily driven by decreased premiums ceded of $270 million to corporate aggregate and other reinsurance treaties in 2004 as compared with 2003. The 2003 cessions were principally due to the unfavorable net prior year development recorded in 2003. This favorable impact was partially offset by lower new business as competition increases and carriers protect renewals, as well as intentional underwriting actions in business classified as high hazard. Specifically impacting retention was the impact of intentional underwriting actions, including reductions in certain silica-related risks and workers compensation policies classified as high hazard. The net written premium results are consistent with the Company’s strategy of portfolio optimization. The Company’s priority is a diversified portfolio in profitable classes of business.

Standard Lines averaged rate increases of 4%, 16% and 25% for 2004, 2003 and 2002 for the contracts that renewed during those periods. Retention rates of 70%, 72% and 69% were achieved for those contracts that were up for renewal. Competitive market pressures are expected to continue to contribute to the moderation in rate increases as the property and casualty market pricing continues to soften.

Net earned premiums increased $387 million in 2004 as compared with 2003. This increase was primarily driven by decreased ceded premiums of $270 million related to corporate aggregate and other reinsurance treaties.

The combined ratio decreased 37.5 points in 2004 as compared with 2003. The loss ratio decreased 27.4 points in 2004 as compared with 2003. These improvements were primarily due to decreased net unfavorable prior year development of $1,403 million and a decrease in the bad debt provision recorded for reinsurance receivables of $74 million. These favorable impacts on the 2004 loss ratio were partially offset by increased catastrophe losses. Catastrophe losses of $260 million and $110 million were recorded in 2004 and 2003. The increased 2004 catastrophe losses were primarily due to a $235 million loss resulting from Hurricanes Charley, Frances, Ivan and Jeanne.

Unfavorable net prior year development of $16 million was recorded in 2004, including $113 million of unfavorable claim and allocated claim adjustment expense reserve development and $97 million of favorable premium development. Unfavorable net prior year development of $1,419 million, including $939 million of unfavorable claim and allocated claim adjustment expense reserve development and $480 million of unfavorable premium development, was recorded in 2003.

The following table summarizes the gross and net carried reserves as of December 31, 2004 and 2003 for Standard Lines.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31,	2004	2003
(In millions)
Gross Case Reserves	$6,904	$6,416
Gross IBNR Reserves	7,398	7,866

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,302	$14,282

Net Case Reserves	$4,759	$4,585
Net IBNR Reserves	4,544	4,382

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,303	$8,967

Approximately $190 million of unfavorable net prior year claim and allocated claim adjustment expense development recorded during 2004 resulted from increased severity trends for workers compensation on large account policies primarily in accident years 2002 and prior. Favorable premium development on retrospectively rated large account policies of $50 million was recorded in relation to this unfavorable net prior year claim and allocated claims adjustment expense development.

Approximately $60 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded in involuntary pools in which the Company’s participation is mandatory and primarily based on premium writings. Approximately $15 million of this unfavorable net prior year claim and allocated claim adjustment expense development was related to the Company’s share of the National Workers Compensation Reinsurance Pool (NWCRP). During 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement will be a higher allocation to the remaining pool members, including the Company. The remainder of this unfavorable net prior year claim and allocated claim adjustment expense development was primarily due to increased severity trends for workers compensation exposures in older years.

Approximately $60 million of unfavorable net prior year claim and allocated claim adjustment expense development resulted from the change in estimates due to increased severity trends for excess and surplus business driven by excess liability, liquor liability and coverages provided to apartment and condominium complexes. Approximately $105 million of favorable net prior year claim and allocated claim adjustment expense development resulted from reserve studies of commercial auto liability policies and the liability portion of package policies. The change was due to improvement in the severity and number of claims for this business. Approximately $85 million of favorable net prior year claim and allocated claim adjustment expense development was due to improvement in the severity and number of claims for property coverages primarily in accident year 2003.

Other favorable net prior year premium development of approximately $50 million resulted primarily from higher audit and endorsement premiums on workers compensation policies.

In addition to the above, during 2004, the Company executed commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.

The following discusses net prior year development for Standard Lines recorded in 2003.

Approximately $495 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded related to construction defect claims in 2003. Based on analyses completed during the third quarter of

2003, it became apparent that the assumptions regarding the number of claims, which were used to estimate the expected losses, were no longer appropriate. The analyses indicated that the number of claims reported was higher than expected primarily in states other than California. States where this activity is most evident include Texas, Arizona, Nevada, Washington and Colorado. The number of claims reported in states other than California during the first six months of 2003 was almost 35% higher than the last six months of 2002. The number of claims reported during the last six months of 2002 increased by less than 10% from the first six months of 2002. In California, claims resulting from additional insured endorsements increased throughout 2003. Additional insured endorsements are regularly included on policies provided to subcontractors. The additional insured endorsement names general contractors and developers as additional insureds covered by the policy. Current California case law (Presley Homes, Inc. v. American States Insurance Company, (June 11, 2001) 90 Cal App. 4th 571, 108 Cal. Rptr. 2d 686) specifies that an individual subcontractor with an additional insured obligation has a duty to defend the additional insured in the entire action, subject to contribution or recovery later. In addition, the additional insured is allowed to choose one specific carrier to defend the entire action. These additional insured claims can remain open for a longer period of time than other construction defect claims because the additional insured defense obligation can continue until the entire case is resolved. The adverse reserve development recorded related to construction defect claims was primarily related to accident years 1999 and prior.

Unfavorable net prior year development of approximately $595 million, including $518 million of unfavorable claim and allocated claim adjustment expense reserve development and $77 million of unfavorable premium development, was recorded for large account business including workers compensation coverages in 2003. Many of the policies issued to these large accounts include provisions tailored specifically to the individual accounts. Such provisions effectively result in the insured being responsible for a portion of the loss. An example of such a provision is a deductible arrangement where the insured reimburses the Company for all amounts less than a specified dollar amount. These arrangements often limit the aggregate amount the insured is required to reimburse the Company. Analyses completed during 2003 indicated that the provisions that result in the insured being responsible for a portion of the losses would have less of an impact due to the larger size of claims as well as the increased number of claims. The net prior year development recorded was primarily related to accident years 2000 and prior.

Approximately $98 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 resulted from a program covering facilities that provide services to developmentally disabled individuals. This net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. With regard to average claim size, updated data showed the average claim size increasing at an annual rate of approximately 20%. Prior data had shown average claim size to be level. Similar to the average claim size, updated data showed the average policyholder defense cost increasing at an annual rate of approximately 20%. Prior data had shown average policyholder defense cost to be level. The net prior year development recorded was primarily for accident years 2001 and prior.

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

Approximately $73 million of unfavorable development recorded in 2003 was the result of a commutation of all ceded reinsurance treaties with the Gerling Global Group of companies (Gerling), related to accident years 1999 through 2001, including $41 million of unfavorable claim and allocated claim adjustment expense development and $32 million of unfavorable premium development.

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

Approximately $25 million of unfavorable net prior year premium development recorded in 2003 was related to a second quarter of 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, the Company recorded approximately $36 million of unfavorable claim and allocated claim adjustment expense reserve development, which was ceded under the contract. The net prior year development was recorded for accident year 2000.

Approximately $11 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to directors and officers exposures in Global Lines. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

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

The expense ratio decreased 8.1 points in 2004 as compared with 2003. This decrease in 2004 was primarily due to an increased net earned premium base, an $88 million decrease in the provision for uncollectible insurance receivables, a $54 million decrease in certain insurance related assessments and reduced expenses as a result of expense reduction initiatives as compared with the same period in 2003. Partially offsetting these favorable impacts was $14 million of estimated underwriting assessments related to the 2004 Florida hurricanes.

During 2004, additional bad debt provisions for insurance receivables of $150 million were recorded as compared to $242 million recorded in 2003. The substantial bad debt provisions for insurance receivables in 2004 and 2003 were primarily related to Professional Employer Organization (PEO) accounts. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003. In the third quarter of 2003, the Company performed a review of PEO accounts to estimate ultimate losses and the indicated recoveries under retrospective premium or high-deductible provisions of the insurance contracts. Based on the 2003 analysis of the credit standing of the individual PEO accounts and the amount of collateral held, the Company recorded an increase in the bad debt provision. In the third quarter of 2004, the review of PEO accounts was updated and the population of accounts reviewed was expanded to include Temporary Help accounts as well. Payroll audits performed since the last study identified that the exposure base for many accounts was higher than expected. In addition, recovery estimates were updated based on current credit information on the insured. Based on the updated study, the Company recorded an estimated bad debt provision of $95 million in the third quarter of 2004 for these accounts.

In 2004, the expense ratio was adversely impacted by an additional $55 million bad debt provision for insurance receivables. The primary drivers of the provision were the completion of updated ultimate loss projections on all large account business where the insured is currently in bankruptcy and a comprehensive review of all billed balances that are past due.

The dividend ratio decreased 2.0 points in 2004 as compared with 2003 due to favorable net prior year dividend development of $23 million in 2004, as compared to unfavorable net prior year dividend development of $46 million in 2003, primarily related to workers compensation products. The favorable 2004 dividend development was related to a review that was completed in 2004 which indicated dividends were lower than prior expectations based on decreased usage of dividend programs.

2003 Compared with 2002

Net results decreased $764 million in 2003 as compared with 2002. The decrease in net results was primarily driven by increased unfavorable net prior year development of $999 million after-tax ($1,538 million pretax), an increase in the bad debt provision for insurance and reinsurance receivables of $193 million after-tax ($297 million pretax), an increase in certain insurance-related assessments of $49 million after-tax ($74 million pretax) and decreased net investment income primarily due to increased interest expense of $78 million after-tax ($120 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. Partially offsetting these decreases were increases in net realized investment gains and $94 million after-tax ($145 million pretax) of increased limited partnership income. See the Investments section of this MD&A for further discussion on net investment income and net realized investment gains (losses). Net results for 2002 also included a $43 million after-tax ($43 million pretax) cumulative effect of a change in accounting principle charge related to goodwill impairment.

Net written premiums for Standard Lines decreased $194 million and net earned premiums decreased $148 million in 2003 as compared with 2002. These decreases were due primarily to increased ceded premiums of $259 million, including premiums ceded to corporate aggregate and other reinsurance treaties, primarily as a result of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003. Premiums also decreased as a result of a shift in the mix of business to high deductible policies, which generally have lower premiums. Partially offsetting these declines were increased premiums across most P&C and E&S lines as a result of new business initiatives and rate increases.

The combined ratio increased 36.8 points in 2003 as compared with 2002. The loss ratio increased 25.0 points due principally to an increase in unfavorable net prior year development in 2003 as compared with 2002, as discussed below, an increase in the bad debt expense reserve for reinsurance receivables of $55 million and $110 million of catastrophe losses which occurred during 2003. Catastrophe losses were $38 million in 2002. Based on the Company’s credit exposure to reinsurance receivables, an increase in the bad debt reserve was deemed appropriate. See the Reinsurance section of this MD&A for additional information. Partially offsetting these unfavorable variances was an improvement in the current net accident year loss ratio.

Unfavorable net prior year development of $1,419 million, including $939 million of unfavorable claim and allocated claim adjustment expense reserve development and $480 million of unfavorable premium development, was recorded in 2003. Favorable net prior year development of $119 million, including $205 million of favorable claim and allocated claim adjustment expense reserve development and $86 million of unfavorable premium development, was recorded in 2002.

The discussion of the net prior year development recorded in 2003 was discussed in the “2004 compared with 2003” section above.

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

In addition, Standard Lines had favorable net prior year development, primarily in the package liability and auto liability lines of business due to the then new claims initiatives. These new claims initiatives, which included specialized training on specific areas of the claims adjudication process, enhanced claims litigation management, enhanced adjuster-level metrics to monitor performance and more focused metric-based claim file review and oversight, were expected to produce significant reductions in ultimate claim costs. Based on management’s best estimate of the reduction in ultimate claim costs, approximately $100 million of favorable net prior year development was recorded in 2002. Approximately one-half of this favorable net prior year development was recorded in accident years prior to 1999, with the remainder of the favorable net prior year development recorded in accident years 1999 to 2001.

Approximately $50 million of favorable net prior year development during 2002 was recorded in commercial automobile liability. Most of the favorable development was from accident year 2000. An actuarial review completed during 2002 showed that underwriting actions had resulted in reducing the number of commercial automobile liability claims for then recent accident years, especially the number of large losses.

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

A CNA E&S program, covering facilities that provide services to developmentally disabled individuals, accounts for approximately $50 million of the unfavorable net prior year development. The net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during 2002, with most of the development from accident years 1999 and 2000. The other program which contributed to the CNA E&S development covered tow truck and ambulance operators in the 2000 and 2001 accident years. This program was started in 1999. The Company expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. Reviews completed during 2002 resulted in estimated loss ratios on the tow truck and ambulance business that were 25 points higher than the middle market commercial automobile liability loss ratios.

The marine business recorded unfavorable net prior year development of approximately $15 million during 2002. The net prior year development for the marine business was due principally to unfavorable reserve development on hull and liability coverages from accident years 1999 and 2000 offset by favorable reserve development on cargo coverages recorded for accident year 2001. Reviews completed during 2002 showed additional reported losses on individual large accounts and other bluewater business that drove the unfavorable hull and liability development.

The unfavorable net prior year development on contractors account package policies was the result of a review completed during 2002. Since this program is no longer being written, the Company expected that the change in reported losses would decrease each quarterly period. However, in then recent quarterly periods, the change in reported losses was higher than prior quarters, resulting in the unfavorable reserve development.

The expense ratio increased 11.2 points due to increased expenses and decreased net earned premiums in 2003 as compared with 2002. Acquisition expenses were unfavorably impacted by an increase in the bad debt expense reserve for insurance receivables of $242 million. The increase in the bad debt provision for insurance receivables was primarily the result of a review of PEO accounts as well as certain accounts that have been turned over to third parties for collection. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003. The review analyzed losses and the related receivable including the associated collateral held by the Company. Upon completion of the review, it was determined that the ultimate loss estimates were larger than previously expected, which increased the amount of uncollateralized receivables. Based on these factors, an increase in the provision was recorded.

Additionally, acquisition expenses increased as a result of a $44 million increase in certain insurance-related assessments recorded in 2003 as compared with a $30 million reduction in accruals for certain insurance-related assessments resulting from changes, due to legislation, in the basis on which the assessments were recorded in 2002. Also increasing the expense ratio was approximately $62 million of expenses related to eBusiness in 2003. The 2002 eBusiness expenses were included in the Corporate and Other Non-Core segment.

The dividend ratio increased 0.6 points in 2003 as compared with 2002 due primarily to increased unfavorable net prior year dividend development. The $42 million increase in unfavorable dividend development was primarily related to workers compensation products. A review was completed in 2003 indicating dividend development that was higher than prior expectations. This development related to accident years 2002 and prior.

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

Specialty Lines includes the following business groups: Professional Liability Insurance, Surety and Warranty.

Professional Liability Insurance (CNA Pro) provides management and professional liability insurance and risk management services, primarily in the United States. This unit provides professional liability coverages to various professional firms, including architects and engineers, realtors, non-Big Four accounting firms, law firms and technology firms. CNA Pro also has market positions in directors and officers (D&O), errors and omissions, employment practices, fiduciary and fidelity coverages. Specific areas of focus include larger firms as well as privately held firms and not-for-profit organizations where CNA offers tailored products for this client segment. Products within CNA Pro are distributed through brokers, agents and managing general underwriters.

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

Warranty provides vehicle warranty service contracts that protect individuals and businesses from the financial burden associated with breakdown, under-performance or maintenance of a product.

The following table details results of operations for Specialty Lines.

Results of Operations

Years ended December 31 (In millions)	2004	2003	2002
Net written premiums	$2,391	$2,038	$1,574
Net earned premiums	2,277	1,840	1,451
Income (loss) before net realized investment gains (losses)	324	(34)	90
Net realized investment gains (losses)	54	74	(25)
Net income	378	40	60
Ratios
Loss and loss adjustment expense	63.3%	89.6%	73.5%
Expense	26.1	27.6	29.3
Dividend	0.2	0.2	0.2

Combined	89.6%	117.4%	103.0%

2004 Compared with 2003

Net results improved $338 million in 2004 as compared with 2003. This improvement was due primarily to decreased unfavorable net prior year development of $171 million after-tax ($264 million pretax), a decrease in the bad debt provision for reinsurance receivables of $78 million after-tax ($120 million pretax), a decrease in certain insurance related assessments of $8 million after-tax ($12 million pretax) and increased net investment income. These improvements were partially offset by decreased net realized investment gains of $20 million after-tax ($30 million pretax) and increased catastrophe losses in 2004. The impact of catastrophes was $11 million after-tax ($16 million pretax) and $3 million after-tax ($4 million pretax) in 2004 and 2003, as discussed below. See the Investments section of this MD&A for further discussion on net investment income and net realized investment gains.

Net written premiums for Specialty Lines increased $353 million and net earned premiums increased $437 million in 2004 as compared with 2003. This increase was primarily due to rate increases and improved retention, principally in Professional Liability Insurance, and decreased premiums ceded to corporate aggregate and other reinsurance treaties of $26 million in 2004 as compared with 2003. The 2003 ceded premiums were principally driven by the unfavorable net prior year reserve development in 2003.

Specialty Lines averaged rate increases of 9%, 29% and 31% in 2004, 2003 and 2002 for the contracts that renewed during those periods. Retention rates of 83%, 81% and 77% were achieved for those contracts that were up for renewal. CNA expects rate achievement will moderate as competition for premiums continues to accelerate in these lines of business.

The combined ratio decreased 27.8 points in 2004 as compared with 2003. The loss ratio decreased 26.3 points due principally to decreased unfavorable net prior year development of $264 million, a $120 million decrease in bad debt reserves for uncollectible reinsurance and an improvement in the current net accident year loss ratio. These favorable impacts to the loss ratio were partially offset by increased catastrophe losses. Catastrophe losses of $15 million and $4 million were recorded in 2004 and 2003. The increased catastrophe losses in 2004 were due to $12 million of losses resulting from Hurricanes Charley, Frances, Ivan and Jeanne.

Unfavorable net prior year development was $30 million, including $58 million of unfavorable claim and allocated claim adjustment expense and $28 million of favorable premium development, in 2004. Unfavorable net prior year development of $294 million, including $257 million of unfavorable claim and allocated claim adjustment expense development and $37 million of unfavorable premium development, was recorded for the same period in 2003.

The following table summarizes the gross and net carried reserves as of December 31, 2004 and 2003 for Specialty Lines.

Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31, (In millions)	2004	2003
Gross Case Reserves	$1,659	$1,605
Gross IBNR Reserves	3,201	2,595

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,860	$4,200

Net Case Reserves	$1,191	$1,087
Net IBNR Reserves	2,042	1,832

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,233	$2,919

In 2004, the Company finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. Additionally, unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from the increased emergence of several large D&O claims primarily in recent accident years.

The following discusses net prior year development for Specialty Lines recorded in 2003.

Approximately $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to increased severity in excess coverages provided to facilities providing health care services. The increase in reserves was based on reviews of individual accounts where claims had been expected to be less than the point at which the Company’s coverage applied. The then current claim trends indicated that the layers of coverage provided by the Company would be impacted. The net prior year development recorded was primarily for accident years 2001 and prior.

Approximately $68 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was for surety coverages related primarily to workers compensation bond exposure from accident years 1990 and prior and large losses for accident years 1999 and 2002. Approximately $21 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the surety line of business in 2003 as the result of recent developments on one large claim.

Approximately $75 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to directors and officers exposures in CNA Pro. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

Approximately $84 million of losses were recorded during 2003 as the result of a commutation of ceded reinsurance treaties with Gerling covering CNA HealthPro, relating to accident years 1999 through 2002. Further information regarding this commutation is provided in the Reinsurance section of this MD&A.

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

The expense ratio decreased 1.5 points primarily due to the increased earned premium base and a decrease of $12 million in certain insurance related assessments recorded in 2003. Additionally, the expense ratio was favorably impacted by decreased underwriting expenses due to the Company’s expense initiatives.

2003 Compared with 2002

Net income was $40 million in 2003 as compared with $60 million in 2002. The decrease in net results was primarily due to increased unfavorable net prior year development of $152 million after-tax ($234 million pretax), an increase in the bad debt provision for reinsurance receivables of $50 million after-tax ($77 million pretax) and increased interest expense of $4 million after-tax ($5 million pretax) related to additional cessions to the corporate aggregate reinsurance treaties. The unfavorable impacts to net results were principally offset by improved current net accident year results primarily attributable to premium rate increases and increased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized gains (losses). Net results for 2002 also included a $5 million after-tax ($8 million pretax) cumulative effect of a change in accounting principle charge related to goodwill impairment.

Net written premiums for Specialty Lines increased $464 million and net earned premiums increased $389 million in 2003 as compared with 2002. These increases were due primarily to rate increases and increased new business, primarily in CNA Pro.

The combined ratio increased 14.4 points in 2003 as compared with 2002. The loss ratio increased 16.1 points due principally to increased unfavorable net prior year development, as discussed below. Additionally, the loss ratio was negatively impacted by a $77 million increase in the bad debt provision for reinsurance receivables, a $22 million increase in ULAE reserves and $49 million of current accident year losses for Surety, related to large losses in 2003, and $20 million of current accident year losses for directors and officers exposures in CNA Pro, which primarily related to recent securities class action cases related to certain mutual fund firms. These items were partially offset by the improvement in the current net accident year loss ratio on the other lines of business and the impact of higher net earned premiums.

Unfavorable net prior year development of $294 million, including $257 million of net unfavorable claim and allocated claim adjustment expense reserve development and $37 million of unfavorable premium development, was recorded in 2003 for Specialty Lines. Unfavorable net prior year development of $60 million, including $14 million of net unfavorable claim and allocated claim adjustment expense reserve development and $46 million of unfavorable premium development, was recorded in 2002 for Specialty Lines.

The discussion of the net prior year development recorded in 2003 was included in the “2004 compared with 2003” section above.

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

Approximately $50 million of the unfavorable net prior year development was related to long term care facilities. The unfavorable net prior year development was principally recorded for accident years 1997 through 2000. The average value of claims closed during the first several months of 2002 increased by more than 50% when compared to claims closed during 2001. In response to those trends, CNA HealthPro has reduced its writings of national for-

profit nursing home chains. Excess products provided to healthcare institutions and physician coverages in a limited number of states were responsible for the remaining development in CNA HealthPro. The unfavorable net prior year development on excess products provided to institutions for accident years 1996 through 1999 resulted from increases in the size of claims experienced by these institutions. Due to the increase in the size of claims, more claims were exceeding the point at which these excess products apply. The unfavorable net prior year development on physician coverages was recorded for accident years 1999 through 2001 in Oregon, California, Arizona and Nevada. The average claim size in these states has increased by 20%, driving the change in losses.

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

A $12 million underwriting benefit was recorded for cessions to the corporate aggregate reinsurance treaties in 2002. The benefit was comprised of $41 million of ceded losses and $29 million of ceded premium for accident year 2001.

The expense ratio decreased 1.7 points primarily due to the increased net earned premium base, partially offset by an increase in certain insurance related assessments of $11 million.

LIFE AND GROUP NON-CORE

Business Overview

The Life and Group Non-Core segment consists of Group Operations and Life Operations (formerly separate reportable segments) including the run-off of the related group and life products that have been combined into one reportable segment. Additionally, other run-off life and group operations that were previously reported in the Corporate and Other segment, including group reinsurance, are also included in the Life and Group Non-Core segment. The segment includes operating results for periods prior to the sale and the realized gain/loss from the sale for the group benefits business that was sold on December 31, 2003, the individual life business that was sold on April 30, 2004, the CNA Trust business that was sold on August 1, 2004 and the effects of the shared corporate overhead expenses which continue to be allocated to the sold businesses. Additionally, on July 1, 2002, the Company sold its federal health plan administrator, Claims Administration Corporation, and transferred the Mail Handlers Plan to First Health Group.

Life and Group Non-Core includes the following lines of business: Life & Annuity, Health and Other.

Life & Annuity consists primarily of individual term, universal life and permanent life insurance products, guaranteed investment contracts, as well as individual and group annuity products. As discussed above, on April 30, 2004, certain of these products were sold. The remaining businesses are being managed as a run-off operation; however certain businesses focused on institutional investors are accepting new deposits from existing customers.

Health consists primarily of the Group Benefits business, group long term care, individual long term care and specialty medical products and related services. On December 31, 2003, CNA completed the sale of the Group Benefits business. CNA is continuing to service its existing group and individual long term care commitments and is managing these businesses as a run-off operation. In January of 2005, the specialty medical business was sold to Aetna. This business contributed $16 million, $9 million and $2 million of net income for 2004, 2003 and 2002.

Other consists primarily of group reinsurance and life settlement contracts. These businesses are being managed as a run-off operation.

The following table summarizes the results of operations for Life and Group Non-Core.

Operating Results

Years ended December 31 (In millions)	2004	2003	2002
Net earned premiums	$921	$2,376	$3,408
Income (loss) before net realized investment losses	(29)	113	206
Net realized investment losses	(385)	(108)	(115)
Net income (loss)	(414)	5	48

2004 Compared with 2003

Net earned premiums for Life and Group Non-Core decreased $1,455 million in 2004 as compared with 2003. The decrease in net earned premiums was due primarily to the absence of premiums from the group benefits business and reduced premiums for the individual life business. Net earned premiums for the sold life and group businesses were $115 million and $1,459 million for 2004 and 2003. Net earned premiums also decreased in most of the remaining lines of business which are in runoff, and this decline is expected to continue in the future. Partially offsetting this decrease was an increase in net earned premiums in the specialty medical business, which continued to issue new policies prior to its sale in January 2005.

Net results decreased by $419 million in 2004 as compared with 2003. The decrease in net results related primarily to net realized investment losses, including the realized loss of approximately $389 million after-tax ($622 million pretax) from the sale of the individual life business and reduced results from the group benefits and individual life businesses. Net realized investment losses in 2003 include a loss recorded on the sale of the Group Benefits business of $130 million after-tax ($176 million pretax). Net results for the sold life and group businesses were losses of $427 million and $36 million, including the loss on sales and the effects of shared corporate overhead expenses, in 2004 and 2003. In addition, results for life settlement contracts declined in 2004. These items were partially offset by reduced increases in individual long term care reserves of $21 million after-tax ($32 million pretax) in 2004 as compared with 2003. Also included in the net results of 2004 and 2003 were the adverse impacts of $26 million after-tax ($40 million pretax) and $33 million after-tax ($50 million pretax) related to certain accident and health exposures (IGI Program) and the Company’s past participation in accident and health reinsurance programs.

2003 Compared with 2002

Net earned premiums for Life and Group Non-Core decreased $1,032 million in 2003 as compared with 2002. The decrease in net earned premiums was due primarily to the transfer of the Mail Handlers Plan. The Mail Handlers Plan contributed net earned premiums of $1,151 million in 2002. This decline was partially offset by premium growth in the disability, specialty medical, life and accident and long term care products within group benefits due to increased new sales and rate increases, and higher sales of structured settlement annuities, growth in life insurance products and rate increases on the individual long term care product inforce blocks.

Net income decreased by $43 million in 2003 as compared with 2002. Net income in 2003 was adversely impacted by $130 million after-tax ($176 million pretax) loss recorded on the sale of the Group Benefits business. In 2002, net income was adversely impacted by impairment losses. See the Investments section of this MD&A for additional information. Additionally, the decrease in net income was due to unfavorable net prior year claim and allocated claim adjustment expense reserve development of $33 million after-tax ($50 million pretax) that was recorded in relation to the Company’s past participation in several insurance pools, which is part of the group reinsurance run-off business, and increases in individual long term care reserves of $4 million after-tax ($7 million pretax) due to increased severity and claim frequency. Additionally a change in the discount rate on prior year disability and life waiver of premium reserves from 6.5% to 6.0%, resulted in a $14 million after-tax ($22 million pretax) decrease in net income. The change in discount rate reflected the decreasing portfolio yield and the then current investment environment. The decrease was also due to severance costs of $3 million after-tax ($4 million pretax) related to the individual long term care product. These items were partially offset by an improvement in net results for life settlement contracts of $25 million after-tax ($39 million pretax), increased favorable net prior year development related to a $7 million after-tax ($11 million pretax) release of WTC event reserves and the absence of the cumulative effect of a change in accounting principle of $8 million after-tax ($12 million pretax) recorded in 2002 relating to the write-down of impaired goodwill.

CORPORATE AND OTHER NON-CORE

Overview

Corporate and Other Non-Core includes the results of certain property and casualty lines of business placed in run-off. CNA Re, formerly a separate property and casualty operating segment, is currently in run-off and is now included in the Corporate and Other Non-Core segment. This segment also includes the results related to the centralized adjusting and settlement of APMT claims as well as the results of CNA’s participation in voluntary insurance pools and various other non-insurance operations. Other operations also include interest expense on corporate borrowings and intercompany eliminations.

The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including APMT and intrasegment eliminations.

Operating Results

Years ended December 31 (In millions)	2004	2003	2002
Revenues	$353	$729	$952
Net investment income	241	218	262
Net income (loss)	117	(761)	–

2004 Compared with 2003

Revenues decreased $376 million in 2004 as compared with 2003. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in October of 2003 and decreased realized investment gains of $62 million pretax. CNA Re had earned premiums of $125 million and $536 million in 2004 and 2003. See the Investments section of this MD&A for additional information on net realized investment gains (losses) and net investment income.

Net income increased $878 million in 2004 as compared with 2003. The increase in net income was due primarily to a $636 million after-tax ($978 million pretax) decrease in unfavorable net prior year development, a $168 million after-tax ($258 million pretax) decrease in the provision for uncollectible reinsurance receivables, the absence in 2004 of a $44 million after-tax ($67 million pretax) increase in ULAE reserves recorded in 2003 and a $16 million after-tax ($24 million pretax) decrease in certain insurance related assessments. Additionally, the net results were favorably impacted by $14 million after-tax ($21 million pretax) of non-recurring income related to a release of purchase accounting reserves related to real estate leases assumed in connection with the 1995 acquisition of Continental.

Unfavorable net prior year development of $96 million was recorded during 2004, including $87 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $9 million of unfavorable premium development. Unfavorable net prior year development of $1,074 million was recorded in 2003, including $1,048 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $26 million of unfavorable premium development.

The following table summarizes the gross and net carried reserves as of December 31, 2004 and 2003 for Corporate and Other Non-Core.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31, (In millions)	2004	2003
Gross Case Reserves	$3,803	$4,342
Gross IBNR Reserves	4,875	5,330

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,678	$9,672

Net Case Reserves	$1,485	$1,879
Net IBNR Reserves	1,691	1,858

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,176	$3,737

In 2004, the Company executed commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable net prior year claim and allocated claim adjustment expense reserve development partially offset by a release of a previously established allowance for uncollectible reinsurance. The remainder of the unfavorable net prior year claim and allocated claim adjustment expense reserve development in 2004 resulted from several other small commutations and increases to net reserves due to reducing ceded losses, partially offset by a release of a previously established allowance for uncollectible reinsurance.

The following discusses net prior year development for the Corporate and Other Non-Core Segment recorded during 2003.

This development was primarily driven by $795 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development related to APMT. See the APMT Reserves section of this MD&A for further discussion of APMT development.

In addition to APMT development, there was unfavorable net prior year development recorded in 2003 related to CNA Re of $149 million and $75 million related to voluntary pools.

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

The CNA Re unfavorable net prior year development for 2003 was also due to a general change in the pattern of how losses emerged over time as reported by the companies that purchased reinsurance from CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and had a similar effect on several lines of business. Approximately $67 million unfavorable net prior year development recorded in 2003 was related to proportional liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2001. Approximately $32 million of unfavorable net prior year development recorded in 2003 was related to assumed financial reinsurance for accident years 2001 and prior and approximately $24 million of unfavorable net prior year development was related to professional liability exposures in accident years 2001 and prior.

Additionally, CNA Re recorded $15 million of unfavorable net prior year development for construction defect related exposures. Because of the unique nature of this exposure, losses have not followed expected development patterns. The continued reporting of claims in California, the increase in the number of claims from states other than California and a review of individual ceding companies’ exposure to this type of claim resulted in an increase in the estimated reserve.

The following premium and claim and allocated claim adjustment expense development, was recorded in 2003 as a result of the elimination of deficiencies and redundancies in the reserve positions of individual products within CNA Re. Unfavorable net prior year premium and claim and allocated claim adjustment expense development of approximately $42 million related to Surety exposures, $32 million related to excess of loss liability exposures and $12 million related to facultative liability exposures were recorded in the third quarter of 2003.

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

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75 million was recorded during the third quarter of 2003 related to an adverse arbitration decision involving a single large property and business interruption loss on a voluntary insurance pool. The decision was rendered against a voluntary insurance pool in which the Company was a participant. The loss was caused by a fire which occurred in 1995. The Company no longer participates in this pool.

2003 Compared with 2002

Revenues decreased $223 million in 2003 as compared with 2002. The decrease in revenues was due primarily to reduced revenues from CNA UniSource and reduced net earned premiums in CNA Re due to the decision in October of 2003 to exit the assumed reinsurance market. These unfavorable impacts to revenue were partially offset by increased realized investment gains and increased limited partnership income.

Net results declined $761 million in 2003 as compared with 2002. The decrease in net results was due primarily to a $624 million after-tax ($960 million pretax) increase in unfavorable net prior year development primarily regarding APMT, a $44 million after-tax ($67 million pretax) increase in ULAE reserves, a $12 million after-tax ($18 million pretax) increase in certain insurance related assessments, a $153 million after-tax ($236 million pretax) increase in the bad debt provision for reinsurance receivables, decreased net investment income due primarily to a reduction of invested assets resulting from the sale of CNA Re U.K. and increased interest expense of $8 million after-tax ($12 million pretax) related to additional cessions to the corporate aggregate reinsurance treaties. The 2003 net results were favorably impacted by increased net realized investment gains of $15 million after-tax ($45 million pretax) and the absences of $40 million after-tax ($62 million pretax) of eBusiness expenses and an $18 million after-tax ($27 million pretax) reduction of the accrual for restructuring and other related charges. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

Unfavorable net prior year development of $1,074 million was recorded in 2003, including $1,048 million of unfavorable claim and allocated claim adjustment expense reserve development and $26 million of unfavorable premium development. Unfavorable net prior year development of $114 million, including $155 million of unfavorable claim and allocated claim adjustment expense reserve development, and $41 million of favorable premium development, was recorded in 2002.

The discussion of the net prior year development recorded in 2003 was included in the “2004 compared with 2003” section above.

The following discusses net prior year development recorded in 2002 for Corporate and Other Non-Core.

The development recorded in 2002 consisted primarily of CNA Re unfavorable net prior year development.

The unfavorable net prior year development recorded in 2002 related primarily to CNA Re and was the result of an actuarial review completed during 2002 and was primarily recorded in the directors and officers, professional liability errors and omissions and surety lines of business. Several large losses, as well as continued increases in the overall average size of claims for these lines, have resulted in higher than expected loss ratios.

Additionally, during 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re’s WTC event losses, the Company performed a treaty-by-treaty analysis of exposure. The Company’s original loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re’s cedants. Information that became available in the first quarter of 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144 million was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums. Approximately $95 million of CNA Re’s net WTC loss estimate was attributable to CNA Re U.K., which was sold in 2002.

A $32 million underwriting benefit was recorded for CNA Re for the corporate aggregate reinsurance treaties in 2002. The benefit was comprised of $93 million of ceded losses and $61 million of ceded premiums for accident year 2001.

Many ceding companies have sought provisions for the collateralization of assumed reserves in the event of a financial strength ratings downgrade or other triggers. Before exiting the reinsurance market, CNA Re had been impacted by this trend and had entered into several contracts with rating or other triggers. See the Ratings section of this MD&A for more information.

Additionally, personal insurance unfavorable net prior year development of $35 million was recorded in 2002 on accident years 1997 through 1999. The unfavorable net prior year development was principally due to the then continuing policyholder defense costs associated with remaining open personal insurance claims. The unfavorable net prior year development was partially offset by favorable reserve development on other run-off business driven principally by financial and mortgage guarantee coverages from accident years 1997 and prior. The favorable net prior year development on financial and mortgage guarantee coverages resulted from a review of the underlying exposures and the outstanding losses, which showed that salvage and subrogation continues to be collected on these types of claims, thereby reducing estimated future losses net of anticipated reinsurance recoveries.

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

CNA regularly performs ground up reviews of all open APMT accounts to evaluate the adequacy of the Company’s APMT reserves. In performing its comprehensive ground up analysis, the Company considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of the Company, and its actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

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

The Company’s ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by the Company after 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

Asbestos and Environmental Pollution and Mass Tort Reserves

	December 31, 2004		December 31, 2003
		Environmental		Environmental
		Pollution and		Pollution and
(In millions)	Asbestos	Mass Tort	Asbestos	Mass Tort
Gross reserves	$3,218	$755	$3,347	$839
Ceded reserves	(1,532)	(258)	(1,580)	(262)

Net reserves	$1,686	$497	$1,767	$577

Asbestos

CNA’s property and casualty insurance subsidiaries have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves limitations such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims.

In the past several years, CNA has experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. During 2004 the rate of new filings appears to have decreased from the filing rates seen in the past several years. Various challenges to mass screening claimants have been mounted. Nevertheless, the Company continues to experience an overall increase in total asbestos claim counts. The majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66% and up to 90%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment.

Several factors are, in management’s view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities who are now bankrupt are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. Various challenges to these practices are currently in litigation and the ultimate impact or success of these tactics remains uncertain. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards for injury, exposure and causation. This also presents the potential for exhausting policy limits in an accelerated fashion.

As a result of bankruptcies and insolvencies, management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003, but the rate of increase has moderated in 2004.

As of December 31, 2004 and 2003, CNA carried approximately $1,686 million and $1,767 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $54 million and $642 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2004 and 2003. The Company recorded no asbestos related net claim and claim adjustment expense reserve development for the year ended December 31, 2002. The 2004 unfavorable net prior year development was primarily related to a commutation loss related to Trenwick. The Company paid asbestos-related claims, net of reinsurance recoveries, of $135 million, $121 million and $21 million for the years ended December 31, 2004, 2003 and 2002.

The Company recorded $1,826 million and $642 million in unfavorable gross and net prior year development for the year ended December 31, 2003 for reported and unreported asbestos-related claims, principally due to potential losses from policies issued by the Company with high attachment points, which previous exposure analysis indicated would not be reached. The Company examined the claims filing trends to determine timeframes within which high excess policies issued by the Company could be reached. Elevated claims volumes and increased claims values, together with certain adverse court decisions affecting the ability of policyholders to access excess policies, supported the conclusion that excess policies with high attachment points previously thought not to be exposed may now potentially be exposed. The ceded reinsurance arrangements on these excess policies are different from the primary policies. In general, more extensive reinsurance arrangements apply to the excess policies. As a result, the prior year development shows a higher ratio of ceded to gross amounts than the reserves established in prior periods, resulting in a higher percentage of reserves ceded as of December 31, 2003 versus prior periods.

The Company has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At December 31, 2004, CNA had eleven structured settlement agreements with a reserve net of reinsurance of $175 million. As to the eleven structured settlement agreements existing at December 31, 2004, payment obligations under those settlement agreements are projected to terminate by 2016. At December 31, 2003, CNA had structured settlement agreements with nine of its policyholders for which it had future payment obligations with a reserve, net of reinsurance, of $188 million.

In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At December 31, 2004, CNA had obligations for four accounts. With respect to these four remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a recorded reserve of $17 million, net of reinsurance. At December 31, 2003, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts and had a recorded reserve of $23 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities. As of December 31, 2004, CNA had negotiated thirty-three coverage in place agreements. The Company has evaluated these commitments and the expected reinsurance recoveries under these agreements and has recorded a reserve of $76 million, net of reinsurance as of December 31, 2004. As of December 31, 2003, CNA had negotiated thirty-two such agreements and had established a reserve of $109 million, net of reinsurance.

The Company categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. The Company has made closing large accounts a significant management priority. At December 31, 2004, the Company had 180 large accounts and had established reserves of $368 million, net of reinsurance. At December 31, 2003, CNA had 160 large accounts with reserves of $405 million, net of reinsurance. Large accounts are typically accounts that have been long identified as significant asbestos exposures. In the 2003 ground up reserve study, the Company observed that underlying layers of primary, umbrella and lower layer excess policies were exhausting at accelerated rates due to increased claims volumes, claims severities and increased defense expense incurred in litigating claims. Those accounts where the Company had issued high excess policies were evaluated in the study to determine potential impairment of the high excess layers of coverage. Management concluded that high excess coverage previously thought not to be exposed could potentially be exposed should current adverse claim trends continue.

Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At December 31, 2004, the Company had 1,109 small accounts, approximately 83% of its total active asbestos accounts, with reserves of $141 million, net of reinsurance. At December 31, 2003, CNA had 1,065 small accounts and established reserves of $147 million, net of reinsurance. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs’ attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and nevertheless must be defended by CNA under its policies. Bankruptcy filings and increased claims filings in the last few years could potentially increase costs incurred in defending small accounts.

The Company also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At December 31, 2004 and 2003, CNA had $148 million and $157 million of reserves, net of reinsurance, related to these asbestos liabilities arising from the Company’s assumed reinsurance obligations and CNA’s participation in pools, including Excess & Casualty Reinsurance Association (ECRA).

At December 31, 2004 and 2003, the unassigned IBNR reserve was $707 million and $684 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at December 31, 2004 and December 31, 2003.

Pending Asbestos Accounts and Associated Reserves

December 31, 2004

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2004	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured Settlements	11	$39	$175	10%
Wellington	4	4	17	1
Coverage in place	33	14	76	5
Fibreboard	1	–	54	3

Total with settlement agreements	49	57	322	19

Other policyholders with active accounts
Large asbestos accounts	180	47	368	22
Small asbestos accounts	1,109	23	141	8

Total other policyholders	1,289	70	509	30

Assumed reinsurance and pools	–	8	148	9
Unassigned IBNR	–	–	707	42

Total	1,338	$135	$1,686	100%

Pending Asbestos Accounts and Associated Reserves

December 31, 2003

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2003	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured Settlements	9	$20	$188	11%
Wellington	5	2	23	1
Coverage in place	32	40	109	6
Fibreboard	1	1	54	3

Total with settlement agreements	47	63	374	21

Other policyholders with active accounts
Large asbestos accounts	160	35	405	23
Small asbestos accounts	1,065	16	147	8

Total other policyholders	1,225	51	552	31

Assumed reinsurance and pools	–	7	157	9
Unassigned IBNR	–	–	684	39

Total	1,272	$121	$1,767	100%

Some asbestos-related defendants have asserted that their insurance policies are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. The Company’s policies also contain other limits applicable to these claims, and the Company has additional coverage defenses to certain claims. The Company has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, the Company aggressively litigates the claim. A recent court ruling by the United States Court of Appeals for the Fourth Circuit has supported certain of the Company’s positions with respect to coverage for “non-products” claims. However, adverse developments with respect to such matters could have a material adverse effect on CNA’s results of operations and/or equity.

Certain asbestos litigation in which CNA is currently engaged is described below:

As more fully discussed in Note F of the Consolidated Financial Statements included under Item 8 under the heading “APMT Reserves” and in this MD&A under the headings “Asbestos” and “Reserves—Estimates and Uncertainties,” the ultimate cost of reported claims, and in particular APMT claims, is subject to a great many uncertainties, including future developments of various kinds that CNA does not control and that are difficult or impossible to foresee accurately. With respect to the litigation identified below in particular, numerous factual and legal issues remain unresolved. Rulings on those issues by the courts are critical to the evaluation of the ultimate cost to the Company. The outcome of the litigation cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow — Liptak Corporation. Under the agreement, CNA is required to pay $74 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow — Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003 and CNA expects to procure confirmation of a bankruptcy plan containing an injunction to protect CNA from any future claims.

CNA is engaged in insurance coverage litigation, filed in 2003, with underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (Keasbey) in New York state court (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling is now being appealed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether the Company’s responsibilities extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) and the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. (Burns & Roe). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The parties in the litigation are seeking a declaration of the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. The litigation has been stayed since May 14, 2003 pending resolution of the bankruptcy proceedings. With respect to the Burns & Roe litigation and the pending bankruptcy proceeding, numerous unresolved factual and legal issues will impact the ultimate exposure to the Company. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; (i) and the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 75,400 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by the Company. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by the Company contain aggregate limits of liability; (b) whether the Company’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of the Company’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by the Company for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the two Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio, filed on June 12, 2003) and Peplowski v. ACE American Ins. Co., et al. (U.S. D. C. N.D. Ohio, filed on April 1, 2004)). The state trial court granted insurers, including CNA, summary judgment against a representative group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos. The summary judgment ruling is on appeal. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Similar lawsuits have also been filed in Texas against CNA beginning in 2002, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). During 2003, many of the Texas claims have been dismissed as time-barred by the applicable Statute of Limitations. In other claims, the Texas courts have ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. Certain of the Texas courts’ rulings have been appealed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 23, 2002), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. The Adams litigation had been stayed pending disposition of two cases in the West Virginia Supreme Court of Appeals. Those cases were decided in June, 2004. The Adams case also involves proceedings and mediation in the Bankruptcy Court in New York with jurisdiction over the Manville Bankruptcy. In those proceedings issues have been raised concerning the preclusive effect of the Manville Bankruptcy settlements with insurers and resulting injunctions against claims. Those issues are now on appeal to the United States District Court for the Eastern District of New York. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the legal sufficiency of the novel statutory and common law claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney client privilege and the contractual rights and responsibilities of the parties to the Company’s insurance policies; (e) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) and the extent that such liability would be shared with other potentially responsible parties; and, (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA’s business, insurer financial strength and debt ratings and results of operations and/or equity.

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

The Company is also monitoring possible legislative reforms on the state and national level, including possible federal legislation to create a national privately financed trust financed by contributions from insurers such as CNA, industrial companies and others, which if established, could replace litigation of asbestos claims with payments to claimants from the trust. It is uncertain at the present time whether such legislation will be enacted or, if it is, its impact on the Company.

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

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2004 or 2003, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

As of December 31, 2004 and 2003, CNA carried approximately $497 million and $577 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $1 million and $153 million of environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the years ended December 31, 2004 and 2003. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the year ended December 31, 2002. Additionally, the Company recorded $15 million of current accident year losses related to mass tort in 2004. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $96 million, $93 million and $116 million for the years ended December 31, 2004, 2003 and 2002.

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

The Company classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At December 31, 2004, CNA had two structured settlement agreements and has established reserves of $5 million, net of reinsurance, to fund future payment obligations under the agreements. At December 31, 2003, CNA had a structured settlement agreement with one of its policyholders for which it had future payment obligations with a recorded reserve of $12 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At December 31, 2004, CNA had negotiated fifteen coverage in place agreements and had established a reserve of $16 million, net of reinsurance. At December 31, 2003, CNA had six such agreements with a recorded reserve of $8 million, net of reinsurance.

The Company categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. At December 31, 2004, the Company had 134 large accounts with a collective reserve of $75 million, net of reinsurance. The Company has made closing large accounts a significant management priority. CNA had 144 large accounts with a collective reserve of $86 million, net of reinsurance, at December 31, 2003. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At December 31, 2004, CNA had 405 small accounts with a collective reserve of $47 million, net of reinsurance. CNA had 432 small accounts with a collective reserve of $53 million, net of reinsurance, at December 31, 2003.

The Company also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA. CNA has a reserve of $36 million and $38 million related to these liabilities for the years ended December 31, 2004 and 2003.

At December 31, 2004, the Company’s unassigned IBNR reserve was $163 million, net of reinsurance. At December 31, 2003, CNA’s unassigned IBNR reserve for environmental pollution was $197 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The charts below depict CNA’s overall pending environmental pollution accounts and associated reserves at December 31, 2004 and 2003.

At December 31, 2004

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2004	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with Settlement Agreements
Structured settlements	2	$14	$5	1%
Coverage in place	15	5	16	5

Total with Settlement Agreements	17	19	21	6
Other Policyholders with Active Accounts
Large pollution accounts	134	18	75	22
Small pollution accounts	405	14	47	14

Total Other Policyholders	539	32	122	36
Assumed Reinsurance & Pools	–	2	36	10
Unassigned IBNR	–	–	163	48

Total	556	$53	$342	100%

At December 31, 2003

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2003	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with Settlement Agreements
Structured settlements	1	$17	$12	3%
Coverage in place	6	3	8	2

Total with Settlement Agreements	7	20	20	5
Other Policyholders with Active Accounts
Large pollution accounts	144	21	86	22
Small pollution accounts	432	14	53	13

Total Other Policyholders	576	35	139	35
Assumed Reinsurance & Pools	–	2	38	10
Unassigned IBNR	–	–	197	50

Total	583	$57	$394	100%

In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 that continued at a lesser rate in 2004. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede the Company’s ability to estimate its ultimate liability for such claims.

INVESTMENTS

CNA adopted Statement of Position 03-01, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-01) as of January 1, 2004. The assets and liabilities of certain guaranteed investment contracts and indexed group annuity contracts that were previously segregated and reported as separate accounts no longer qualify for separate account presentation. Prior to the adoption of SOP 03-01, the asset and liability presentation of these affected contracts were categorized as separate account assets and liabilities within the Consolidated Balance Sheet. The results of operations from separate account business were primarily classified as other revenue in the Consolidated Statement of Operations. In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and income statement items have been modified. Accordingly, certain investment securities previously classified as separate account assets have now been reclassified on the balance sheet to the general account and are reported as available-for-sale or trading securities. The investment portfolio supporting the indexed group annuity contracts is classified as held for trading purposes, and is carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Consolidated Statement of Operations. Consistent with the requirements of SOP 03-01, prior year amounts have not been conformed to the current year presentation.

Beginning in the fourth quarter of 2004, the Company has designated new purchases related to a specific investment strategy, that primarily includes convertible bond securities, as held for trading purposes. These securities in the trading portfolio are carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Consolidated Statements of Operations.

Net Investment Income

The significant components of net investment income are presented in the following table.

Net Investment Income

Years ended December 31 (In millions)	2004	2003	2002
Fixed maturity securities	$1,571	$1,651	$1,854
Short term investments	56	63	62
Limited partnerships	212	221	(34)
Equity securities	14	19	66
Income from trading portfolio (a)	110	–	–
Interest on funds withheld and other deposits	(267)	(344)	(239)
Other	18	85	81

Gross investment income	1,714	1,695	1,790
Investment expense	(40)	(48)	(60)

Net investment income	$1,674	$1,647	$1,730

(a)The change in net unrealized gains (losses) on trading securities, included in net investment income, was $2 million for the year ended December 31, 2004.

The Company experienced slightly higher net investment income in 2004 as compared with 2003. This increase was due primarily to the reduced interest expense on funds withheld and other deposits. The interest costs on funds withheld and other deposits increased in 2003 as a result of additional cessions to the corporate aggregate reinsurance and other treaties due to adverse net prior year development (see the Reinsurance section of this MD&A for additional information for interest costs on funds withheld and other deposits). This improvement was offset partly by decreases in investment income across all other available-for-sale asset classes which is largely the result of the impacts of the Group Benefits and Individual Life sales transactions that are described in Note P — Significant Transactions. Also, the net investment income of the trading portfolio positively impacted results for 2004.

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

The bond segment of the investment portfolio yielded 4.6% in 2004, 5.1% in 2003 and 6.0% in 2002.

Net Realized Investment Gains (Losses)

The components of net realized investment results are presented in the following table.

Net Realized Investment Gains (Losses)

Years ended December 31 (In millions)	2004	2003	2002
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$10	$(70)	$392
Corporate and other taxable bonds	123	380	(557)
Tax-exempt bonds	42	97	48
Asset-backed bonds	53	42	36
Redeemable preferred stock	19	(12)	(28)

Total fixed maturity securities	247	437	(109)
Equity securities	202	114	(158)
Derivative securities	(84)	78	(52)
Short-term investments	(3)	3	12
Other, including dispositions of businesses, net of participating policyholders’ interest	(601)	(168)	53

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(239)	464	(254)
Allocated to participating policyholders’ and minority interests	(9)	(4)	2
Income tax (expense) benefit	95	(175)	103

Net realized investment gains (losses), net of participating policyholders’ and minority interests	$(153)	$285	$(149)

Net realized investment results decreased $438 million after-tax in 2004 as compared with 2003. This decrease in net realized investment results was primarily due to the loss on the sale of the individual life insurance business of $389 million after-tax ($622 million pretax), losses on derivatives of $55 million after-tax ($84 million pretax) and reduced fixed maturity gains. These decreases were partly offset by a $105 million after-tax ($162 million pretax) gain on the disposition of the Company’s equity holdings of Canary Wharf Group PLC (Canary Wharf), a London-based real estate company, and a reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities. Impairment losses of $60 million after-tax ($93 million pretax) were recorded in 2004 across various sectors including an after-tax impairment loss of $36 million ($56 million pretax) related to loans made under a credit facility to a national contractor, that are classified as fixed maturities. In 2003, impairment losses of $209 million after-tax ($321 million pretax) were recorded across various sectors including the airline, healthcare and energy industries.

The derivative securities losses recorded in 2004 were primarily due to derivative securities held to mitigate the effect of changes in long term interest rates on the value of the fixed maturity portfolio.

Net realized investment results increased $434 million after-tax in 2003 as compared with 2002. This change was due primarily to $209 million after-tax ($321 million pretax) impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities recorded in 2003 as compared to $578 million after-tax ($890 million pretax) recorded in 2002. The impairment losses recorded in 2002 related primarily to the telecommunications sector. Also contributing to the increase was improved realized results related to fixed maturity and derivative securities in 2003. These increases were partially offset by the $130 million after-tax ($176 million pretax) loss recorded in 2003 on the sale of the Group Benefits business.

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. The Company’s views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that may enter into a decision to move between asset classes. Based on the Company’s consideration of these factors, in the course of normal investment activity the Company may, in pursuit of the total return objective, be willing to sell securities that, in its analysis, are overvalued on a risk adjusted basis relative to other opportunities that are available at the time in the market; in turn the Company may purchase other securities that, according to its analysis, are undervalued in relation to other securities in the market. In making these value decisions, securities may be bought and sold that shift the investment portfolio between asset classes. The Company also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time reduce such exposures based on its views of a specific issuer or industry sector. These activities will produce realized gains or losses.

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, the Company periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates or other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in Item 7A — Quantitative and Qualitative Disclosures about Market Risks included herein. Under certain economic conditions, including but not limited to a changing interest rate environment, hedging the value of the investment portfolio by utilizing derivative strategies, which is discussed in greater detail in Notes A and C to the Consolidated Financial Statements, may be utilized.

A further consideration in the management of the investment portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and long term in nature, the Company segregates assets for asset liability management purposes.

CNA classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as either available-for-sale or trading, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of other comprehensive income. Changes in fair value of trading securities are reported within net investment income.

The following table provides further detail of gross realized gains and gross realized losses on available-for-sale fixed maturity securities and equity securities.

Realized Gains and Losses

Years ended December 31 (In millions)	2004	2003	2002
Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$704	$1,244	$1,009
Gross realized losses	(457)	(807)	(1,118)

Net realized gains (losses) on fixed maturity securities	247	437	(109)

Equity securities:
Gross realized gains	225	143	251
Gross realized losses	(23)	(29)	(409)

Net realized gains (losses) on equity securities	202	114	(158)

Net realized gains (losses) on fixed maturity and equity securities	$449	$551	$(267)

The following table provides details of the largest realized losses aggregated by issuer including: the fair value of the securities at sale date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Largest Realized Losses from Securities Sold at a Loss

	Fair		Months in
Year ended December 31, 2004	Value		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale
(In millions)
Issues and sells mortgage backed securities. Issuer was charted by United States Congress to facilitate housing ownership for low to middle income Americans. Loss was incurred as a result of unfavorable interest rate change.	$4,766	$19	0-12
Company acquires, sells and operates power generation facilities. The loss reflects intense competition and price pressure in the sector.	120	18	0-24 +
Various notes and bonds issued by the United States Treasury. Volatility of interest rates prompted movement to other asset classes.	4,092	15	0-12
Municipal issuer of revenue bonds that authorizes the financing of water facilities. Loss was incurred as a result of unfavorable interest rate change.	309	13	0-12
Company provides networking telecommunications services worldwide. The company is under price/profit pressure as a result of excess capacity in the industry.	97	11	0-12
Municipal issuer of special obligation bonds for school financing. Loss was incurred as a result of unfavorable interest rate change.	152	8	0-6, 13-24
Municipal issuer of revenue bonds that supports transportation services. Loss was incurred as a result of unfavorable interest rate change.	296	7	0-12
Municipal issuer of revenue bonds that authorizes the financing of sewer facilities. Loss was incurred as a result of unfavorable interest rate change.	113	7	0-6
Municipal issuer of revenue bonds that authorizes the financing of water facilities. Loss was incurred as a result of unfavorable interest rate change.	200	7	0-12
Air transportation carrier for passengers, freight and mail both domestic and international. Company was subject to higher fuel costs and union negotiations.	24	6	0-6
Municipal issuer of revenue bonds that authorizes bridge and tunnel facilities. Loss was incurred as a result of unfavorable interest rate change.	103	6	0-12
State issuer of general obligation bonds. Loss was incurred as a result of unfavorable interest rate change.	222	5	0-12
State issuer of general obligation bonds for the purpose of public improvements. Loss was incurred as a result of unfavorable interest rate change.	270	5	0-12

	$10,764	$127

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investment portfolios.

Carrying Value of Investments

	December 31,		December 31,
(In millions)	2004	%	2003	%
General account investments:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$4,346	11%	$1,900	5%
Asset-backed securities	7,788	20	8,757	23
States, municipalities and political subdivisions — tax-exempt	8,857	22	7,970	21
Corporate securities	6,513	17	6,482	17
Other debt securities	3,053	8	3,264	9
Redeemable preferred stock	146	–	104	–
Options embedded in convertible debt securities	234	1	201	–

Total fixed maturity securities available-for-sale	30,937	79	28,678	75

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	27	–	–	–
Asset-backed securities	125	–	–	–
Corporate securities	199	1	–	–
Other debt securities	35	–	–	–
Redeemable preferred stock	4	–	–	–

Total fixed maturity securities trading	390	1	–	–

Equity securities available-for-sale:
Common stock	260	1	383	1
Non-redeemable preferred stock	150	–	144	–

Total equity securities available-for-sale	410	1	527	1

Total equity securities trading	46	–	–	–

Short term investments available-for-sale	5,404	14	7,538	20
Short term investments trading	459	1	–	–
Limited partnerships	1,549	4	1,117	3
Other investments	36	–	240	1

Total general account investments	$39,231	100%	$38,100	100%

The Company’s general account investment portfolio consists primarily of publicly traded government bonds, asset-backed and mortgage-backed securities, short-term investments, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized gain of $1,197 million at December 31, 2004 compared with $1,348 million at December 31, 2003. The unrealized position at December 31, 2004 was composed of a net unrealized gain of $1,061 million for fixed maturities and a net unrealized gain of $136 million for equity securities. The unrealized position at December 31, 2003 was composed of a net unrealized gain of $1,114 million for fixed maturities and a net unrealized gain of $234 million for equity securities.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
December 31, 2004 (In millions)	Cost	Gains	12 Months	12 Months	Gain/(Loss)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$4,233	$126	$13	$–	$113
Asset-backed securities	7,706	105	19	4	82
States, municipalities and political subdivisions – tax-exempt	8,699	189	28	3	158
Corporate securities	6,093	477	52	5	420
Other debt securities	2,769	295	11	–	284
Redeemable preferred stock	142	6	–	2	4
Options embedded in convertible debt securities	234	–	–	–	–

Total fixed maturity securities available-for-sale	29,876	1,198	123	14	1,061

Total fixed maturity securities trading	390	–	–	–	–

Equity securities available-for-sale:
Common stock	148	112	–	–	112
Non-redeemable preferred stock	126	24	–	–	24

Total equity securities available-for-sale	274	136	–	–	136

Total equity securities trading	46	–	–	–	–

Total fixed maturity and equity securities	$30,586	$1,334	$123	$14	$1,197

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
December 31, 2003 (In millions)	Cost	Gains	12 Months	12 Months	Gain/(Loss)
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,823	$91	$10	$4	$77
Asset-backed securities	8,634	146	22	1	123
States, municipalities and political subdivisions – tax-exempt	7,787	207	22	2	183
Corporate securities	6,061	475	40	14	421
Other debt securities	2,961	311	4	4	303
Redeemable preferred stock	97	7	–	–	7
Options embedded in convertible debt securities	201	–	–	–	–

Total fixed maturity securities	27,564	1,237	98	25	1,114

Equity securities:
Common stock	163	222	2	–	220
Non-redeemable preferred stock	130	16	2	–	14

Total equity securities	293	238	4	–	234

Total fixed maturity and equity securities	$27,857	$1,475	$102	$25	$1,348

The Company’s investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

At December 31, 2004, the carrying value of the general account fixed maturities was $31,327 million, representing 80% of the total investment portfolio. The net unrealized gain of this fixed maturity portfolio was $1,061 million, comprising gross unrealized gains of $1,198 million and gross unrealized losses of $137 million. Gross unrealized losses were across various sectors, the largest of which was corporate bonds. Within corporate bonds, the largest industry sectors were financial and consumer-cyclical, which as a percentage of total gross unrealized losses were 40% and 28%. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.

The following table provides the composition of fixed maturity securities with an unrealized loss at December 31, 2004 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.

Contractual Maturity

	Percent of	Percent of
	Market	Unrealized
	Value	Loss
Due in one year or less	8%	2%
Due after one year through five years	25	18
Due after five years through ten years	25	24
Due after ten years	15	40
Asset-backed securities	27	16

Total	100%	100%

The following table summarizes for fixed maturity and equity securities in an unrealized loss position at December 31, 2004 and 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

Unrealized Loss Aging

	December 31, 2004		December 31, 2003
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In millions)	Fair Value	Loss	Fair Value	Loss
Fixed maturity securities:
Investment grade:
0-6 months	$7,742	$53	$4,138	$50
7-12 months	2,448	59	834	36
13-24 months	368	12	76	11
Greater than 24 months	2	–	51	3

Total investment grade	10,560	124	5,099	100

Non-investment grade:
0-6 months	188	7	134	5
7-12 months	69	4	60	7
13-24 months	20	2	16	1
Greater than 24 months	–	–	105	10

Total non-investment grade	277	13	315	23

Total fixed maturity securities	10,837	137	5,414	123

Equity securities:
0-6 months	4	–	23	2
7-12 months	1	–	10	2
13-24 months	1	–	3	–
Greater than 24 months	3	–	6	–

Total equity securities	9	–	42	4

Total fixed maturity and equity securities	$10,846	$137	$5,456	$127

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

Realized investment losses included $93 million, $321 million and $890 million of pretax impairment losses for the three years ended December 31, 2004, 2003 and 2002. The 2003 and 2002 impairments were primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets and the effects on such markets due to the overall slowing of the economy. For the year ended December 31, 2004, the impairment losses recorded related largely to an after-tax impairment loss related to loans made under a credit facility to a national contractor, that are classified as fixed maturities. See the Loans to National Contractor section of the MD&A.

For 2003, the impairment losses recorded related primarily to corporate bonds in the airline, healthcare and energy industries.

For 2002, the impairment losses recorded related primarily to corporate bonds in the communications industry sectors including $129 million related to WorldCom Inc., $74 million related to Adelphia Communication Corporation, $60 million for Charter Communications, $57 million for AT&T Canada and $53 million for Telewest PLC. During 2002, the Company reduced the impairment loss related to the sale of CNA Re U.K. by approximately $39 million after-tax.

The Company’s non-investment grade fixed maturity securities held as of December 31, 2004 that were in an unrealized loss position had a fair value of $277 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. The Company’s Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following table summarizes the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of December 31, 2004 and 2003.

Unrealized Loss Aging for Non-investment Grade Securities

	Estimated	Fair Value as a Percentage of Book Value				Unrealized
December 31, 2004 (In millions)	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
Fixed maturity securities:
Non-investment grade:
0-6 months	$188	$6	$1	$–	$–	$7
7-12 months	69	3	1	–	–	4
13-24 months	20	1	1	–	–	2
Greater than 24 months	–	–	–	–	–	–

Total non-investment grade	$277	$10	$3	$–	$–	$13

Unrealized Loss Aging for Non-investment Grade Securities

	Estimated	Fair Value as a Percentage of Book Value				Unrealized
December 31, 2003 (In millions)	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
Fixed maturity securities:
Non-investment grade:
0-6 months	$134	$2	$1	$–	$2	$5
7-12 months	60	1	6	–	–	7
13-24 months	16	1	–	–	–	1
Greater than 24 months	105	4	1	5	–	10

Total non-investment grade	$315	$8	$8	$5	$2	$23

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at December 31, 2004. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, and the Company’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, the Company has the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. The Company maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

The Company’s equity securities held as of December 31, 2004 that were in an unrealized loss position had a fair value of $9 million. The Company’s Impairment Committee, under the same process as followed for fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, the Company expects to recover the book value of its investment through a recovery in the fair value of the security.

Invested assets are exposed to various risks, such as interest rate, market and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in these risks in the near term, including increases in interest rates, could have an adverse material impact on the Company’s results of operations or equity.

The general account portfolio consists primarily of high quality bonds, 93% of which were rated as investment grade (BBB or higher) at December 31, 2004 and 2003. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

General Account Bond Ratings

December 31 (In millions)	2004	%	2003	%
U.S. Government and affiliated agency securities	$4,640	15%	$2,818	10%
Other AAA rated	14,628	47	12,779	45
AA and A rated	5,597	18	6,329	22
BBB rated	4,072	13	4,631	16
Non investment-grade	2,240	7	2,017	7

Total	$31,177	100%	$28,574	100%

At December 31, 2004 and 2003, approximately 99% and 97% of the general account portfolio was U.S. Government agencies or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or Company management.

The following table summarizes the bond ratings of the investments supporting those separate account products, which guarantee principal and a specified rate of interest.

Separate Account Bond Ratings

December 31 (In millions)	2004	%	2003	%
U.S. Government and affiliated agency securities	$–	0%	$166	9%
Other AAA rated	156	32	737	41
AA and A rated	184	38	374	21
BBB rated	117	24	443	24
Non investment-grade	29	6	89	5

Total	$486	100%	$1,809	100%

At December 31, 2004 and 2003, 100% and 98% of the separate account portfolio was U.S. Government agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or Company management.

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

The carrying value of non-traded securities at December 31, 2004 was $199 million which represents 0.5% of the Company’s total investment portfolio. These securities were in a net unrealized gain position of $68 million at December 31, 2004. Of the non-traded securities, 54% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at December 31, 2004 are $7,913 million of asset-backed securities, at fair value, consisting of approximately 70% in collateralized mortgage obligations (CMOs), 16% in corporate mortgage-backed pass-through certificates, 10% in corporate asset-backed obligations and 4% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

The carrying value of the components of the general account short term investment portfolio is presented in the following table.

Short-term Investments

	December 31,	December 31,
(In millions)	2004	2003
Short-term investments available-for-sale:
Commercial paper	$1,655	$4,458
U.S. Treasury securities	2,382	1,068
Money market funds	174	1,230
Other	1,193	782

Total short-term investments available-for-sale	5,404	7,538

Short-term investments trading:
Commercial paper	46	–
U.S. Treasury securities	300	–
Money market funds	99	–
Other	14	–

Total short-term investments trading	459	–

Total short-term investments	$5,863	$7,538

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

For 2004, net cash provided by operating activities was $1,607 million as compared to $1,760 million in 2003. The decrease in cash provided by operating activities was primarily driven by a decrease in premium collections related to the dispositions of the life and group businesses and CNA Re. Offsetting the decrease in premium collections were decreased paid claims and a federal tax refund received in 2004.

For 2003, net cash provided by operating activities was $1,760 million as compared with net cash provided of $1,040 million in 2002. The increase in cash provided by operating activities related primarily to a decrease in paid claims and increased net premium collections in 2003 as compared with 2002.

Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale. The change in cash collateral exchanged as part of the securities lending activity is included as a cash flow from investing activities.

For 2004, net cash used for investing activities was $2,019 million as compared with $2,133 million in 2003. Cash flows used by investing activities were related principally to increased purchases of fixed maturity securities in 2004 as compared to 2003.

For 2003, net cash used for investing activities was $2,133 million as compared with net cash used of $1,488 million in 2002. Cash flows used for investing related principally to purchases of fixed maturity securities.

The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. A consideration in management of the portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities to meet future liquidity needs and minimize interest rate risk. For portfolios where future liability cash flows are determinable and are generally long term in nature, management segregates assets and related liabilities for asset/liability management purposes. The asset/liability management strategy is used to mitigate valuation changes due to interest rate risk in those specific portfolios. Another consideration in the asset/liability matched portfolios is to maintain a level of income sufficient to support the underlying insurance liabilities.

For those securities in the portfolio that are not part of a segregated asset/liability management strategy, the Company typically manages the portfolio to a target duration range dictated by the underlying insurance liabilities. In managing these portfolios, securities are bought and sold based on individual security value assessments made, but with the overall goal of meeting the duration targets.

Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for repayment of debt and outlays to reacquire equity instruments.

For the year ended December 31, 2004, net cash provided from financing activities was $368 million as compared with $386 million in 2003. For the year ended December 31, 2003, net cash provided from financing activities was $386 million as compared with $432 million in 2002.

The Company is closely managing the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that there will be a significant lag between the time claim payments are made and the receipt of the corresponding reinsurance recoverables. The Company has not suffered any liquidity problems resulting from these payments. As of December 31, 2004, the Company has paid $876 million in claims and of that amount has recovered $486 million from reinsurers.

CNA’s estimated gross pretax losses for the WTC event, recorded in 2001, were $1,648 million pretax ($1,071 million after-tax). Net pretax losses before the effect of corporate aggregate reinsurance treaties were $727 million. Approximately 1%, 59% and 29% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A.

The Company believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its working capital needs.

Debt

Debt is composed of the following obligations.

Debt

December 31 (In millions)	2004	2003
Variable rate debt:
Credit facility – CNA Surety, due September 30, 2005	$25	$30
Term loan – CNA Surety, due through September 30, 2005	10	20
Debenture – CNA Surety, face amount of $31, due April 29, 2034	30	–
Credit facility – CNAF, due April 30, 2004	–	250
Senior notes:
6.500%, face amount of $493, due April 15, 2005	493	492
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	69
5.850%, face amount of $549, due December 15, 2014	546	–
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Capital leases, 10.400%-11.500%, due through December 31, 2011	–	33
Other debt, 1.000%-11.5%, due through 2019	47	23
Surplus notes:
Encompass Insurance Company of America (EICA) surplus note, face amount of $50, due March 31, 2006	50	–

Total debt	$2,257	$1,904

Short term debt	$531	$263
Long term debt	1,726	1,641

Total debt	$2,257	$1,904

In December of 2004, CNA acquired three buildings, which previously were leased under capital leases. As part of the transaction, CNA directly assumed the underlying debt obligation which the lessor of the three buildings owed to a third party. By directly assuming the lessor’s debt obligation, CNA reduced its overall debt obligation by $5 million.

On December 15, 2004, CNAF completed the sale of $549 million of 5.85% ten-year senior notes in a public offering. The Company contributed approximately $47 million of the net proceeds to its subsidiary CCC for CCC to repurchase its outstanding Group Surplus Note due 2024 and intends to use approximately $498 million of the net proceeds of this offering to repay at maturity all of its outstanding 6.5% notes due April 15, 2005.

During 2004, Encompass Insurance Company of America (EICA), a wholly owned subsidiary of the Company, sold a $50 million surplus note to Allstate Insurance Company. The EICA note bears interest semi-annually at 2.5% per annum and is due on March 31, 2006.

In May of 2004, CNA Surety issued privately, through a wholly-owned trust, $30 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a thirty-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (Issuer Trust). The sole asset of the Issuer Trust consists of a $31 million junior subordinated debenture issued by CNA Surety to the Issuer Trust. The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of December 31, 2004, the interest rate on the junior subordinated debenture was 5.7%.

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

Under the amended credit facility agreement, CNA Surety pays a facility fee of 35.0 basis points on the revolving credit portion of the facility, interest at LIBOR plus 90 basis points, and for utilization greater than 50% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At December 31, 2004, the weighted-average interest rate on the $35 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees, was 3.3%. Effective January 30, 2003, CNA Surety entered into a swap agreement on the term loan portion of the agreement which uses the 3-month LIBOR to determine the swap increment. As a result, the effective interest rate on the $10 million in outstanding borrowings on the term loan was 2.77% at December 31, 2004. On the $25 million revolving credit agreement, the effective interest rate at December 31, 2004 was 3.49%.

Related Parties

CNA reimburses Loews, or pays directly, for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA. The amounts reimbursed or paid by CNA were approximately $21 million, $21 million and $19 million for the years ended December 31, 2004, 2003 and 2002.

CNA and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. For the years ended December 31, 2004 and 2003, CNA received $631 million and $369 million from Loews related to federal income taxes.

CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten-year term and are secured by the stock purchased. The balance of the loans as of December 31, 2004 exceeds the fair value of the related common stock collateral by $35 million.

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million. The amendment also provides that CNAF may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of December 31, 2004 and 2003, there were $99 million and $80 million of total debt outstanding under the credit facility. Additional loans in January and February of 2005 brought the total debt outstanding under the credit facility, less accrued interest, to $104 million as of February 24, 2005. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $29 million and $25 million of the loans outstanding as of December 31, 2004 and 2003 and has agreed to participation of one-third of any additional loans which may be made above the original $86 million credit facility limit up to the $126 million maximum available line.

In connection with the amendment to increase the maximum available line under the credit facility in December of 2004, the term of the loan under the credit facility was extended to mature in March of 2009 and the interest rate was reduced prospectively from 6% over prime rate to 5% per annum, effective as of December 27, 2004, with an additional 3% interest accrual when borrowings under the facility are at or below the original $86 million limit. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of December 31, 2004 and 2003, these guarantees and collateral obligations aggregated $13 million and $7 million.

As of December 31, 2004, the aggregate amount of outstanding principal and accrued interest under the credit facility was $70 million, net of participation by Loews in the amount of $29 million.

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNA has taken an impairment charge of $56 million pretax ($36 million after-tax) for the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the facility. Any draws under the credit facility beyond $106 million or further changes in the national contractor’s business plan or projections may necessitate further impairment charges.

As a result of the impairment taken in the fourth quarter of 2004, CNAF plans to recognize income using the effective interest rate method starting in the first quarter of 2005. Under this method, interest income recognized will be accrued on the net carrying amount of the loan at the effective interest rate used to discount the impaired loan’s estimated future cash flows. The excess of the cash received over the interest income recognized will reduce the carrying amount of the loan. The change in present value, if any, of the loan that is attributable to changes in the amount or timing of future cash flows will be recorded similar to the impairment charges previously recorded.

CNA Surety has advised that it intends to continue to provide surety bonds on behalf of the contractor during this extended restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure to the contractor. All bonds written for the national contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries. This arrangement underlies the more limited reinsurance coverages discussed below.

Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20 million per bond, with CCC to incur 100% of losses above that level. For bonds written on or subsequent to November 1, 2003, CNA Surety’s exposure is limited to $14.5 million per bond, subject to a per principal retention of $60 million and an aggregate limit of $150 million, under all facultative insurance coverage and two excess of loss treaties between CNA Surety and CCC. The first excess of loss contract, $40 million excess of $60 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50 million excess of $100 million, provides CNA Surety with coverage for the national contractor as well as other CNA Surety risks. For bonds written prior to September 30, 2002 there is no facultative reinsurance and CCC retains 100% of the losses above the per principal retention of $60 million.

Renewals of both excess of loss contracts were effective January 1, 2005. CCC and CNA Surety are presently discussing a possible restructuring of the reinsurance arrangements described in the paragraph above, under which all bonds written for the national contractor would be reinsured by CCC under an excess of $60 million treaty and other CNA Surety accounts would be covered by a separate $50 million excess of $100 million treaty.

CCC and CNA Surety continue to engage in periodic discussions with insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to apprise those authorities regarding their ongoing exposure to this account.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s continuing restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the credit facility or under the Company’s surety bonds could have a material adverse effect on the Company’s results of operations and/ or equity. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately

$200 million pretax. In addition, such failures could cause the remaining unimpaired amount due under the credit facility to be uncollectible.

Commitments, Contingencies, and Guarantees

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2004 and 2003, there were approximately $47 million and $58 million of outstanding letters of credit.

The Company has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. The Company would be required to make payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $30 million at December 31, 2004.

As of December 31, 2004 and 2003, the Company had committed approximately $104 million and $154 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

In the normal course of investing activities, CCC had committed approximately $51 million as of December 31, 2004 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

The Company holds an investment in a real estate joint venture. In the normal course of business, CNA on a joint and several basis with other unrelated insurance company shareholders have committed to continue funding any operating deficits of this joint venture. Additionally, CNA and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016. The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2004 that the Company could be required to pay under this guarantee is approximately $312 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2004, the Company had commitments to purchase $41 million and commitments to sell $2 million of various bank loan participations.

In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2004, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $950 million.

In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2004, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. Additionally, the Company has provided a contingent guarantee to the lenders of two third parties, related to loans extended by their lenders. As of December 31, 2004, the Company has recorded approximately $21 million of liabilities related to these indemnification agreements.

Cash and securities with carrying values of approximately $18 million and $23 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2004 and 2003. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance obligations with various third parties. The carrying values of these deposits were approximately $329 million and $254 million as of December 31, 2004 and 2003.

A summary of the Company’s commitments as of December 31, 2004 is presented in the following table.

Contractual Commitments

December 31, 2004 (In millions)	2005	2006	2007	2008	2009	Thereafter	Total
Debt (a)	$660	$416	$106	$442	$74	$1,619	$3,317
Lease obligations	64	55	46	33	23	72	293
Claim and claim expense reserves (b)	8,008	5,794	4,168	2,931	2,123	10,429	33,453
Future policy benefits reserves (c)	195	179	173	174	170	8,325	9,216
Policyholder funds reserves (c)	502	845	152	33	10	164	1,706
Guaranteed payment contracts (d)	19	11	6	–	–	–	36

Total	$9,448	$7,300	$4,651	$3,613	$2,400	$20,609	$48,021

(a)	Includes estimated future interest payments, but does not include original issue discount.

(b)	Claim and claim adjustment expense reserves are not discounted and represent the Company’s estimate of the amount and timing of the ultimate settlement and administration of claims based on its assessment of facts and circumstances known as of December 31, 2004. See the Reserves — Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $21 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)	Future policy benefits and policyholder funds reserves are not discounted and represent the Company’s estimate of the amount and timing of the ultimate settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2004. Future policy benefit reserves of $1,013 million and policyholder fund reserves of $60 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included. Additional information on future policy benefits and policyholder funds reserves is included in Note A of the Consolidated Financial Statements included under Item 8.

(d)	Primarily relating to telecommunications and software services.

Regulatory Matters

The Company has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan was completed during 2003. This phase served to consolidate the Company’s U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, the Company implemented in the fourth quarter of 2003 a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of CIC and its 14 affiliated insurance companies (CIC Group) to CCC. Additionally, the ownership of the CIC Group was transferred to CCC during 2003 in order to align the insurance risks with the supporting capital. In subsequent phases of this plan, the Company will continue its efforts to reduce both the number of U.S. property and casualty insurance entities it maintains and the number of states in which such entities are domiciled. In order to facilitate the execution of this plan, the Company, CCC and CIC have agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners.

In connection with the approval process for aspects of the reorganization plan, the Company agreed to undergo a state regulatory financial examination of CCC and CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. These state regulatory financial examinations are currently underway. The Company is presently engaged in discussions related to the examination with state regulatory agencies. Final examination reports are expected to be issued in the first half of 2005 by the state authorities.

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

Along with other companies in the industry, the Company has received subpoenas and interrogatories: (i) from California, Connecticut, Delaware, Florida, Hawaii, Illinois, Minnesota, New Jersey, New York, North Carolina, Pennsylvania and West Virginia concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) from the Securities and Exchange Commission and the New York State Attorney General concerning finite insurance products purchased and sold by the Company; and (iii) from the New York State Attorney General concerning declinations of attorney malpractice insurance.

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

The table below reflects the various group ratings issued by A.M. Best, Fitch, Moody’s and Standard and Poor’s as of February 16, 2005 for the Property and Casualty and Life companies. The table also includes the ratings for CNAF’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings			Debt Ratings
	Property & Casualty (a)		Life	CNAF	Continental
	CCC	CIC		Senior	Senior
	Group	Group	CAC (b)	Debt	Debt
A.M. Best	A	A	A-	bbb	Not Rated
Fitch	A-	A-	A-	BBB-	BBB-
Moody’s	A3	A3	Baa1	Baa3	Baa3
S&P	A-	A-	BBB+	BBB-	BBB-

(a)	All outlooks for the Property & Casualty companies’ financial strength and holding company debt ratings are negative.

(b)	A.M. Best and Moody’s have a stable outlook while Fitch and S&P have negative outlooks on the CAC rating.

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

The Company has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if the Company’s ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below the Company’s February 16, 2005 ratings.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation — Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2004, CCC is in a negative earned surplus position. In December of 2004, the Department approved extraordinary dividend capacity of $125 million to be used to fund CNAF’s 2005 debt service requirements. It is anticipated that CCC will be in a positive earned surplus position at the end of the first quarter of 2005 and be able to begin paying ordinary dividends in the second quarter of 2005 as a result of a $500 million dividend received from its subsidiary, CAC, on February 11, 2005.

By agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2004 and 2003, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

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

In November of 2003, the Company established a capital plan to replenish statutory capital impacted by the strategic review and charges for prior year development and related matters. Under the capital plan, in November of 2003, CNAF sold to Loews $750 million of a new series of convertible preferred stock which converted into 32,327,015 shares of CNAF common stock on April 20, 2004, and received commitments from Loews for additional capital support of up to $650 million through the purchase of surplus notes of CCC, CNA’s principal insurance subsidiary in the event certain additions to CCC’s statutory capital were not achieved through asset sales. As a result of this commitment, Loews purchased $300 million principal amount of surplus notes in February of 2004 in relation to CNA’s sale of the individual life business and $46 million principal amount of surplus notes in February of 2004 in relation to the sale of the group benefits business. The $300 million surplus note was repaid in June of 2004, and the $46 million surplus note was repaid in December of 2004, thereby fulfilling all of the commitments under the capital plan.

The Series H Cumulative Preferred Issue (Series H) is senior to CNAF’s common stock as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up. No dividends may be declared on CNAF’s common stock until all cumulative dividends on the Series H Issue have been paid. CNAF may not issue any equity securities ranking senior to or on par with the Series H Issue without the consent of a majority of its stockholders. The Series H Issue is non-voting and is not convertible into any other securities of CNAF. It may be redeemed only upon the mutual agreement of CNAF and a majority of the stockholders of the preferred stock.

Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123R), that amends Statement of Financial Accounting Standard No. 123 (SFAS 123), as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). After the effective date of this standard, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply this standard using either the modified prospective method or the modified retrospective method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either (a) all prior years for which SFAS 123 was effective (i.e. for all fiscal years beginning after December 15, 2004) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS 123R does not coincide with the beginning of the fiscal year. SFAS 123R is effective for interim or annual periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s results of operations and/or equity.

In March of 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1), as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under EITF 03-1 an investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. An impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. This new guidance for determining whether impairment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FASB Staff Position EITF Issue 03-1-1, which suspended the effective date for the measurement and recognition guidance included in EITF Issue 03-1 related to other-than-temporary impairment until additional implementation guidance is provided. Pending adoption of the final rule, the Company continued to apply existing accounting literature for determining when a decline in fair value is other-than-temporary.

The Company continues to evaluate the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities, including the potential impacts from any revisions to the original guidance issued. Adoption of this standard as originally issued may cause the Company to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and could also impact the recognition of investment income on impaired securities. Such an impact would likely increase earnings volatility in future periods. However, since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on equity.

FORWARD-LOOKING STATEMENTS

This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in the Company’s insurance business, including losses and loss reserves for asbestos, environmental pollution and mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews the Company is conducting; the ongoing state regulatory examinations of the Company’s primary insurance company subsidiaries, and the Company’s responses to the results of those reviews and examinations; the Company’s expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company’s expense reduction and restructuring activities; and the Company’s proposed actions in response to trends in its business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on surety bond claims, as well as on capital markets, and on the markets for directors and officers and errors and omissions coverages;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	effects upon insurance markets and upon industry business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•	legal and regulatory activities with respect to certain non-traditional and finite-risk insurance products, and possible resulting changes in accounting and financial reporting rules in relation to such products;

•	regulatory limitations, impositions and restrictions upon the Company, including the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s book of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew of under priced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement policies;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratio through more efficacious claims handling techniques;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in the Company’s composition of operating segments;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

•	the possibility that the Terrorism Risk Insurance Act of 2002 will not be extended beyond the end of 2005, as a result of which the Company could incur substantial additional exposure to losses resulting from terrorist attacks, which could be increased by current state regulatory restrictions on terrorism policy exclusions and by regulatory unwillingness to approve such exclusions prospectively;

•	the occurrence of epidemics;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, mass tort, and construction defect claims;

•	whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established or approved through federal legislation, or, if established and approved, whether it will contain funding requirements in excess of the Company’s established loss reserves or carried loss reserves;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	regulatory limitations and restrictions, including limitations upon the Company’s ability to receive dividends from its insurance subsidiaries imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

•	the risks and uncertainties associated with the Company’s loss reserves as outlined in the Reserves – Estimates and Uncertainties section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

•	the possibility of further changes in the Company’s ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.

The Company’s forward-looking statements speak only as of the date on which they are made and the Company does not have any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date of the statement, even if the Company’s expectations or any related events or circumstances change.

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

In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and income statement items have been modified. Accordingly, the investment securities previously classified as separate account assets have now been reclassified to the general account and will be reported based on their investment classification whether available-for-sale or trading securities. The investment portfolio for the indexed group annuity contracts is classified as held for trading purposes and is carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Consolidated Statement of Operations. Consistent with the requirements of SOP 03-01, prior year amounts have not been conformed to the current year presentation.

Beginning in the fourth quarter of 2004, the Company has designated new purchases related to a specific investment strategy, that primarily includes convertible bond securities, as held for trading purposes. These securities in the trading portfolio are carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Consolidated Statements of Operations included under Item 8.

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

The sensitivity analysis estimates the decline in the fair value of the Company’s interest sensitive assets and liabilities that were held on December 31, 2004 and December 31, 2003 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.

The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at December 31, 2004 and December 31, 2003, with all other variables held constant.

Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at December 31, 2004 and December 31, 2003, with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At December 31, 2004, a 10% and 25% decrease in the Index would result in a $214 million and $534 million decrease compared to a $245 million and $612 million decrease at December 31, 2003, in the market value of the Company’s equity investments.

Of these amounts, under the 10% and 25% scenarios, $5 million and $14 million at December 31, 2004 and $168 million and $418 million at December 31, 2003 pertained to decreases in the market value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the market value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

The following tables present the estimated effects on the fair value of the Company’s financial instruments at December 31, 2004 and December 31, 2003, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

Market Risk Scenario 1

		Increase (Decrease)
	Fair	Interest	Currency	Equity
December 31, 2004 (In millions)	Value	Rate Risk	Risk	Risk
General account:
Fixed maturity securities available-for-sale	$30,937	$(1,824)	$(88)	$(26)
Fixed maturity securities trading	390	(4)	(1)	(3)
Equity securities available-for-sale	410	–	(9)	(41)
Equity securities trading	46	–	–	(5)
Short term investments available-for-sale	5,404	(7)	(10)	–
Short term investments trading	459	–	–	–
Limited partnerships	1,549	6	–	(18)
Other invested assets	42	–	–	–
Interest rate swaps	(8)	8	–	–
Equity index futures for trading	–	2	–	(116)
Other derivative securities	2	7	(21)	–

Total general account	39,231	(1,812)	(129)	(209)

Separate accounts:
Fixed maturity securities	486	(24)	–	–
Equity securities	55	–	–	(5)
Short term investments	20	–	–	–

Total separate accounts	561	(24)	–	(5)

Total securities	$39,792	$(1,836)	$(129)	$(214)

Debt (carrying value)	$2,257	$(97)	$–	$–

Market Risk Scenario 1

		Increase (Decrease)
	Fair	Interest	Currency	Equity
December 31, 2003 (In millions)	Value	Rate Risk	Risk	Risk
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$28,678	$(1,979)	$(35)	$(13)
Equity securities	527	–	(26)	(51)
Short term investments	7,538	(5)	(16)	–
Limited partnerships	1,117	5	–	(13)
Other invested assets	233	–	–	–
Interest rate swaps	(5)	3	–	–
Other derivative securities	12	(108)	1	–

Total general account	38,100	(2,084)	(76)	(77)

Separate accounts:
Fixed maturity securities	1,809	(113)	–	–
Equity securities	117	–	–	(12)
Short term investments	82	–	–	–
Other invested assets	415	–	–	(41)

Total separate accounts	2,423	(113)	–	(53)

Total securities held for other than trading purposes	40,523	(2,197)	(76)	(130)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	304	(4)	–	(1)
Short term investments	414	–	–	–
Limited partnerships	419	2	–	(3)
Equity indexed futures	–	2	–	(111)
Other derivative securities	–	(1)	–	–

Total securities held for trading purposes	1,137	(1)	–	(115)

Total securities	$41,660	$(2,198)	$(76)	$(245)

Debt (carrying value)	$1,904	$(70)	$–	$–

The following tables present the estimated effects on the fair value of the Company’s financial instruments at December 31, 2004 and December 31, 2003, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.

Market Risk Scenario 2

		Increase (Decrease)
	Fair	Interest	Currency	Equity
December 31, 2004 (In millions)	Value	Rate Risk	Risk	Risk
General account:
Fixed maturity securities available-for-sale	$30,937	$(2,703)	$(177)	$(63)
Fixed maturity securities trading	390	(6)	(1)	(8)
Equity securities available-for-sale	410	–	(18)	(103)
Equity securities trading	46	–	–	(11)
Short term investments available-for-sale	5,404	(11)	(20)	–
Short term investments trading	459	–	–	–
Limited partnerships	1,549	9	–	(46)
Other invested assets	42	–	–	–
Interest rate swaps	(8)	12	–	–
Equity index futures for trading	–	3	–	(289)
Other derivative securities	2	10	(38)	–

Total general account	39,231	(2,686)	(254)	(520)

Separate accounts:
Fixed maturity securities	486	(35)	–	–
Equity securities	55	–	–	(14)
Short term investments	20	–	–	–

Total separate accounts	561	(35)	–	(14)

Total securities	$39,792	$(2,721)	$(254)	$(534)

Debt (carrying value)	$2,257	$(141)	$–	$–

Market Risk Scenario 2

		Increase (Decrease)
	Fair	Interest	Currency	Equity
December 31, 2003 (In millions)	Value	Rate Risk	Risk	Risk
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$28,678	$(2,896)	$(71)	$(32)
Equity securities	527	–	(52)	(129)
Short term investments	7,538	(7)	(32)	–
Limited partnerships	1,117	7	–	(33)
Other invested assets	233	–	–	–
Interest rate caps	–	1	–	–
Interest rate swaps	(5)	4	–	–
Other derivative securities	12	(184)	3	–

Total general account	38,100	(3,075)	(152)	(194)

Separate accounts:
Fixed maturity securities	1,809	(165)	–	–
Equity securities	117	–	–	(29)
Short term investments	82	–	–	–
Other invested assets	415	–	–	(103)

Total separate accounts	2,423	(165)	–	(132)

Total securities held for other than trading purposes	40,523	(3,240)	(152)	(326)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	304	(6)	–	(2)
Short term investments	414	(1)	–	–
Limited partnerships	419	3	–	(7)
Equity indexed futures	–	4	–	(277)
Other derivative securities	–	(1)	–	–

Total securities held for trading purposes	1,137	(1)	–	(286)

Total securities	$41,660	$(3,241)	$(152)	$(612)

Debt (carrying value)	$1,904	$(102)	$–	$–

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31 (In millions, except per share data)	2004	2003	2002
Revenues:
Net earned premiums	$8,209	$9,214	$10,213
Net investment income	1,674	1,647	1,730
Realized investment gains (losses), net of participating policyholders’ and minority interests	(248)	460	(252)
Other revenues	295	395	595

Total revenues	9,930	11,716	12,286

Claims, Benefits and Expenses:
Insurance claims and policyholders’ benefits	6,446	10,287	8,420
Amortization of deferred acquisition costs	1,680	1,965	1,791
Other operating expenses	1,183	1,686	1,621
Restructuring and other related charges	–	–	(37)
Interest	124	130	150

Total claims, benefits and expenses	9,433	14,068	11,945

Income (loss) from continuing operations before income tax and minority interest	497	(2,352)	341
Income tax (expense) benefit	(29)	913	(68)
Minority interest	(27)	6	(26)

Income (loss) from continuing operations	441	(1,433)	247
Loss from discontinued operations, net of tax of $9	–	–	(35)

Income (loss) before cumulative effect of change in accounting principle	441	(1,433)	212
Cumulative effect of change in accounting principle, net of tax of $7	–	–	(57)

Net income (loss)	$441	$(1,433)	$155

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.47	$(6.58)	$1.10
Loss from discontinued operations, net of tax	–	–	(0.16)

Income (loss) before cumulative effect of change in accounting principle	1.47	(6.58)	0.94
Cumulative effect of change in accounting principle, net of tax	–	–	(0.26)

Basic and diluted earnings (loss) per share available to common stockholders	$1.47	$(6.58)	$0.68

Weighted average outstanding common stock and common stock equivalents	256.0	227.0	223.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31 (In millions, except share data)	2004	2003
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $30,266 and $27,564)	$31,327	$28,678
Equity securities at fair value (cost of $320 and $293)	456	527
Limited partnership investments	1,549	1,117
Other invested assets	36	240
Short-term investments, at fair value which approximates cost	5,863	7,538

Total investments	39,231	38,100
Cash	95	139
Reinsurance receivables (less allowance for uncollectible receivables of $531 and $573)	15,463	15,681
Insurance receivables (less allowance for doubtful accounts of $517 and $375)	2,050	2,707
Accrued investment income	297	323
Receivables for securities sold	496	836
Deferred acquisition costs	1,268	2,533
Prepaid reinsurance premiums	1,128	1,361
Federal income taxes recoverable (includes $7 and $594 due from Loews Corporation)	–	607
Deferred income taxes	692	600
Property and equipment at cost (less accumulated depreciation of $524 and $727)	235	314
Goodwill and other intangible assets	162	162
Other assets	815	1,571
Separate account business	568	3,678

Total assets	$62,500	$68,612

	2004	2003
Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$31,520	$31,730
Unearned premiums	4,522	5,000
Future policy benefits	5,883	8,161
Policyholders’ funds	1,725	601
Collateral on loaned securities	918	442
Payables for securities purchased	288	1,902
Participating policyholders’ funds	63	118
Short term debt	531	263
Long term debt	1,726	1,641
Reinsurance balances payable	3,043	3,432
Other liabilities	2,231	2,436
Separate account business	568	3,678

Total liabilities	53,018	59,404

Commitments and contingencies (Notes F, G, I and K)
Minority interest	275	256
Stockholders’ equity:
Preferred stock (12,500,000 shares authorized)
Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)	750	750
Series I Issue (no par value; $23,200 stated value; 32,327 shares issued; held by Loews Corporation)	–	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 258,177,285 and 225,850,270 shares issued; and 255,953,958 and 223,617,337 shares outstanding)	645	565
Additional paid-in capital	1,701	1,031
Retained earnings	5,601	5,160
Accumulated other comprehensive income	650	841
Treasury stock (2,223,327 and 2,232,933 shares), at cost	(69)	(69)

	9,278	9,028
Notes receivable for the issuance of common stock	(71)	(76)

Total stockholders’ equity	9,207	8,952

Total liabilities and stockholders’ equity	$62,500	$68,612

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31	2004	2003	2002
(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$441	$(1,433)	$155
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Cumulative effect of change in accounting principles, net of tax	–	–	57
Changes in bad debt provision for insurance and reinsurance receivables	87	602	40
Loss on disposal of property and equipment	36	22	24
Minority interest	27	(6)	26
Deferred income tax provision	35	67	7
Net purchases of trading securities	(5)	–	–
Realized investment (gains) losses, net of participating policyholders’ and minority interests	248	(460)	252
Equity method (income) loss	(214)	(220)	25
Realized loss from discontinued operations, net of tax	–	–	37
Amortization of bond (discount) premium	9	(79)	(143)
Depreciation	75	86	98
Changes in:
Receivables, net	(439)	(3,529)	995
Deferred acquisition costs	194	(62)	(162)
Accrued investment income	(12)	(49)	69
Federal income taxes recoverable/payable	596	(642)	655
Prepaid reinsurance premiums	233	(15)	(124)
Reinsurance balances payable	(355)	670	145
Insurance reserves	766	6,818	(931)
Other, net	(115)	(10)	(185)

Total adjustments	1,166	3,193	885

Net cash flows provided by operating activities	$1,607	$1,760	$1,040

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(58,963)	$(61,419)	$(63,167)
Proceeds from fixed maturity securities:
Sales	48,678	52,805	61,919
Maturities, calls and redemptions	4,929	6,435	3,108
Purchases of equity securities	(625)	(281)	(814)
Proceeds from sales of equity securities	787	578	1,197
Purchases of mortgage loans and real estate	(27)	–	–
Change in short term investments	2,044	(845)	(3,249)
Change in collateral on loaned securities and derivatives	476	(111)	(371)
Change in other investments	100	300	167
Purchases of property and equipment	(41)	(65)	(88)
Dispositions	647	422	(178)
Other, net	(24)	48	(12)

Net cash flows used by investing activities	$(2,019)	$(2,133)	$(1,488)

	2004	2003	2002
Cash Flows from Financing Activities:
Issuance of preferred stock	$–	$750	$750
Principal payments on debt	(619)	(387)	(341)
Proceeds from issuance of debt	972	–	65
Receipt (return) of policyholder account balances on investment contracts	10	25	(44)
Receipts from investment contracts credited to policyholder account balances	–	1	1
Other	5	(3)	1

Net cash flows provided by financing activities	368	386	432

Net change in cash	(44)	13	(16)
Cash, beginning of year	139	126	142

Cash, end of year	$95	$139	$126

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	$216	$134	$195
Federal income taxes	(627)	(369)	(612)
Non-cash transactions:
Notes receivable for the issuance of common stock	–	4	4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation Consolidated Statements of Stockholders’ Equity

			Additional		Accumulated Other		Notes Receivable	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Related to	Stockholders’
(In millions)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Common Stock	Equity
Balance, January 1, 2002	$–	$565	$1,031	$6,438	$226	$(70)	$(68)	$8,122

Comprehensive income:
Net income	–	–	–	155	–	–	–	155
Other comprehensive income	–	–	–	–	378	–	–	378
Total comprehensive income								533
Issuance of Series H preferred stock	750	–	–	–	–	–	–	750
Increase in notes receivable related to common stock	–	–	–	–	–	–	(4)	(4)

Balance, December 31, 2002	750	565	1,031	6,593	604	(70)	(72)	9,401
Comprehensive income:
Net loss	–	–	–	(1,433)	–	–	–	(1,433)
Other comprehensive income	–	–	–	–	237	–	–	237
Total comprehensive loss								(1,196)
Issuance of Series I preferred stock	750	–	–	–	–	–	–	750
Stock options exercised	–	–	–	–	–	1	–	1
Increase in notes receivable related to common stock	–	–	–	–	–	–	(4)	(4)

Balance, December 31, 2003	1,500	565	1,031	5,160	841	(69)	(76)	8,952
Comprehensive income:
Net income	–	–	–	441	–	–	–	441
Other comprehensive loss	–	–	–	–	(191)	–	–	(191)
Total comprehensive income								250
Conversion of Series I preferred stock to common stock	(750)	80	670	–	–	–	–	–
Decrease in notes receivable related to common stock	–	–	–	–	–	–	5	5

Balance, December 31, 2004	$750	$645	$1,701	$5,601	$650	$(69)	$(71)	$9,207

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNAF as of December 31, 2004.

The Company’s individual life insurance business, including its previously wholly owned subsidiary Valley Forge Life Insurance Company (VFL), was sold on April 30, 2004 to Swiss Re Life & Health America Inc. (Swiss Re). The results of the individual life insurance business sold through the date of sale are included in the Consolidated Statement of Operations for the years ended December 31, 2004, 2003 and 2002. See Note P for further information.

CNA Group Life Assurance Company (CNAGLA) was sold to Hartford Financial Services Group, Inc. on December 31, 2003. The results of the group benefits business sold are included in the Consolidated Statement of Operations for the years ended December 31, 2003 and 2002. See Note P for further information.

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany amounts have been eliminated. Certain amounts applicable to prior years have been conformed to the current year presentation.

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

Business

As a result of the Company’s decisions to focus on core property and casualty operations and to exit certain businesses, the Company revised its reportable segment structure in the first quarter of 2004 to reflect the changes in its core operations and how management makes business decisions. CNA’s core property and casualty insurance operations are now reported in two business segments: Standard Lines and Specialty Lines. CNA’s non-core operations are managed in two segments: Life and Group Non-Core and Corporate and Other Non-Core. Prior period segment disclosures have been conformed to the current year presentation.

CNA serves a wide variety of customers, including small, medium and large businesses; insurance companies; associations; professionals; and groups and individuals with a broad range of insurance and risk management products and services.

Core insurance products include property and casualty coverages. Non-core insurance products, which primarily have been sold or placed in run-off as discussed above, include life, accident, and health insurance; retirement products and annuities; and property and casualty reinsurance. CNA services include risk management, information services, healthcare claims management, and claims administration. CNA’s products and services are marketed through independent agents, brokers, managing general agents and direct sales.

Insurance Operations

Premiums: Insurance premiums on property and casualty and accident and health insurance contracts are recognized in proportion to the underlying risk insured which principally are earned ratably over the duration of the policies after deductions for ceded insurance premiums. The reserve for unearned premiums on these contracts represents the portion of premiums written relating to the unexpired terms of coverage.

An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due currently or in the future from insureds, including amounts due from insureds related to losses under high deductible policies, management’s experience and current economic conditions.

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

Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution and mass tort (APMT), workers compensation lifetime claims and accident and health claims, are not discounted and are based on 1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; and 5) estimates of salvage and subrogation recoveries and 6) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of reinsurance receivables in the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CAC for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.6% to 7.5% at December 31, 2004 and 2003. At December 31, 2004 and 2003, the discounted reserves for unfunded structured settlements were $872 million and $898 million, net of discount of $1,367 million and $1,429 million.

Workers compensation lifetime claim reserves and accident and health claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience, and are discounted at interest rates that range from 3.5% to 6.5% at December 31, 2004 and 2003. At December 31, 2004 and 2003, such discounted reserves totaled $1,893 million and $2,835 million, net of discount of $460 million and $851 million.

Future policy benefits reserves: Reserves for long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 6% to 8.6% at December 31, 2004 and 2003, and mortality, morbidity and withdrawal assumptions are based on Company and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. The net reserves for traditional life insurance products (whole and term life products)

including interest-sensitive contracts were ceded on a 100% indemnity reinsurance basis to Swiss Re in connection with the sale of the individual life insurance business. See Note P for additional information.

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

Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2004 and 2003, the liability balance was $67 million and $70 million. As of December 31, 2004 and 2003, included in other assets were $9 million and $7 million of related assets for premium tax offsets. The related asset is limited to the amount that is able to be assessed on future premium collections or policy surcharges from business written or committed to be written.

Reinsurance: Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Balance Sheets. The cost of reinsurance is primarily accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. The ceding of insurance does not discharge the primary liability of the Company. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions.

Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by the Company are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. The Company primarily records these deposits as either reinsurance receivables or other assets for ceded recoverables and reinsurance balances payable or other liabilities for assumed liabilities. At December 31, 2004 and 2003, the Company had approximately $117 million and $380 million recorded as deposit assets and $156 million and $369 million recorded as deposit liabilities.

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

In 2004, the expenses incurred related to uncollectible reinsurance receivables were reclassified from “Other operating expenses” to “Insurance claims and policyholders’ benefits” on the Consolidated Statements of Operations. Prior period amounts have been reclassified to conform to the current year presentation. This reclassification had no impact on net income (loss) in any period.

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

Deferred acquisition costs: Costs, including commissions, premium taxes and certain underwriting and policy issuance costs which vary with and are related primarily to the acquisition of property and casualty insurance business, are deferred and amortized ratably over the period the related premiums are earned. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

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

Deferred acquisition costs are recorded net of ceding commissions and other ceded acquisition costs. The Company evaluates deferred acquisition costs for recoverability. Adjustments, if necessary, are recorded in current results of operations.

Investments in life settlement contracts and related revenue recognition: The Company has purchased investments in life settlement contracts. Under a life settlement contract, CNA obtains the rights of being the owner and beneficiary to an underlying life insurance policy. The carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the policy in accordance with Financial Accounting Standards Board (FASB) Technical Bulletin 85-4 Accounting for Purchases of Life Insurance (FTB 85-4). Amounts paid to purchase these contracts that are in excess of the cash surrender value, at the date of purchase, were expensed immediately. Periodic maintenance costs, such as premiums, necessary to keep the underlying policy inforce are expensed as incurred and are included in other operating expenses. Revenue is recognized and included in other revenue in the Consolidated Statements of Operations when the life insurance policy underlying the life settlement contract matures.

Separate Account Business

Separate account assets and liabilities represent contract holder funds related to investment and annuity products, which are segregated into accounts with specific underlying investment objectives. In 2003 and 2002, separate account balances included funds with balances accruing directly to the contract holders and also funds with performance measures guaranteed by the Company. Net income accruing to the Company related to the separate accounts, consisting of fee revenue and investment results in excess of guaranteed returns, were primarily included within other revenue in the Consolidated Statements of Operations.

In July of 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-01, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-01). SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. SOP 03-01 was effective for financial statements for fiscal years beginning after December 15, 2003. SOP 03-01 did not allow retroactive application to prior years’ financial statements. CNA adopted SOP 03-01 at January 1, 2004. The initial adoption of SOP 03-01 did not have a significant impact on the results of operations or equity of the Company, but did affect the classification and presentation of certain balance sheet and income statement items.

Under SOP 03-01, the main criterion that needs to be satisfied for separate account presentation is that results of the investments made by the separate accounts must be directly passed through to the individual contract holders. Certain of CNA’s separate accounts have guaranteed returns not related to investment performance whereby the contract holders do not bear the losses or receive the gains from the investment performance; rather, amounts less than or in excess of the guaranteed amounts accrue to CNA. Upon adoption of SOP 03-01, these separate accounts did not meet the requirements of SOP 03-01 for separate account presentation. Therefore, the assets supporting these separate accounts are reflected within general account investments and the related liabilities within insurance reserves as of December 31, 2004. SOP 03-01 specifically precludes reclassifying balances for years prior to adoption.

The adoption of SOP 03-01 did not result in a net impact to total assets, total liabilities or shareholder’s equity. The difference between assets and liabilities as reflected within the table below, relates to the net equity of the above-referenced separate accounts which accrues to CNA, as discussed above. Prior to adoption of SOP 03-01, this equity amount was presented as Other Assets and equity within the consolidated financial statements. Following adoption of SOP 03-01, the Other Assets amount has been replaced with the actual underlying investments that are now included within the general account and are reported based on their investment classification, and the offsetting equity impact is unchanged.

From an income statement perspective, SOP 03-01 did not impact net income; however, it required a reclassification within the income statement. Prior to the adoption of SOP 03-01, the net results of the separate accounts were primarily included in Other Revenue. Upon adopting SOP 03-01, premiums, benefits, net investment income and realized gains are included within their natural line items. Specifically related to the indexed group annuity contracts, the underlying portfolio consists of limited partnership investments and a trading portfolio which are classified as held for trading purposes and are carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Consolidated Statement of Operations.

The following table provides the balance sheet presentation of assets and liabilities for certain guaranteed investment contracts and indexed group annuity contracts upon adoption of SOP 03-01, including the classification of the indexed group annuity contract investments as trading securities.

(In millions)	December 31, 2004	January 1, 2004 (a)
Assets
Investments:
Fixed maturity securities, available-for-sale	$797	$1,220
Fixed maturity securities, trading	350	304
Equity securities available-for-sale	8	4
Equity securities trading	39	–
Limited partnerships	351	419
Derivatives	2	–
Short term investments, available-for-sale	17	55
Short term investments, trading	459	414

Total investments	2,023	2,416
Accrued investment income	9	13
Receivables for securities sold	189	97
Other assets	1	1

Total assets	$2,222	$2,527

Liabilities
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$1	$1
Future policy benefits	522	617
Policyholders’ funds	1,205	1,324
Collateral on loaned securities and derivatives	–	17
Payables for securities purchased	102	43
Other liabilities	87	47

Total liabilities	$1,917	$2,049

(a)	Includes assets and liabilities of the individual life business sold on April 30, 2004. See Note N for further information.

The Company continues to have variable annuity contracts issued by CAC that meet the criteria for separate account presentation. The assets and liabilities of these contracts are legally segregated and reported as assets and liabilities of the separate account business. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are carried at contract values.

Investments

Valuation of investments: CNA classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as either available-for-sale or trading, and as such, they are carried at fair value. During 2004, the Company has designated certain new purchases related to a specific investment strategy, that primarily includes convertible bond securities, as held for trading purposes. In addition, upon adoption of SOP 03-01, certain securities were designated as held for trading purposes within the General Account. Changes in fair value of trading securities are reported within net investment income. The amortized cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of other comprehensive income. Investments are written down to fair value and losses are recognized in income when a decline in value is determined to be other-than-temporary.

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

The Company’s limited partnership investments are recorded at fair value and typically reflect a reporting lag of up to three months. Fair value represents CNA’s equity in the partnership’s net assets as determined by the General Partner. Changes in fair value, which represents changes in partnership’s net assets, are recorded within net investment income. The majority of the limited partnerships invest in a substantial number of securities that are readily marketable. The Company is primarily a passive investor in such partnerships and does not have influence over the partnerships’ management, who are committed to operate them according to established guidelines and strategies. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships. In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R), during 2004, the Company consolidated two limited partnerships which were previously accounted for using the equity method. The net assets of the two limited partnerships of $113 million are reflected under their respective asset categories on the Company’s Consolidated Balance Sheets.

Cash equivalents are short-term, highly liquid investments that are both readily convertible into known amounts of cash and so near to maturity that they present insignificant risk of changes in value due to changing interest rates.

Other invested assets include certain derivative securities, mortgage loans, real estate and policy loans. Investments in derivative securities are carried at fair value with changes in fair value reported as a component of realized gains or losses or other comprehensive income, depending on their hedge designation. Changes in the fair value of derivative securities which are not designated as hedges, are reported as a component of realized gains or losses. Mortgage loans are carried at unpaid principal balances, including unamortized premium or discount. Real estate is carried at depreciated cost. Policy loans are carried at unpaid balances. Short term investments are generally carried at fair value, which approximates amortized cost. Accumulated depreciation for mortgage loans and real estate was $12 million and $10 million at December 31, 2004 and 2003.

Realized investment gains and losses: All securities sold resulting in investment gains and losses are recorded on the trade date. Realized investment gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

Equity in unconsolidated affiliates: CNA uses the equity method of accounting for investments in companies in which its ownership interest of the voting shares of an investee company enables CNA to influence the operating or financial decisions of the investee company, but CNA’s interest in the investee does not require consolidation under Accounting Research Bulletin No. 51 Consolidated Financial Statements (ARB 51) or FIN 46R. FIN 46R has changed the basis of consolidation from voting control to a broader consolidation model based on risks and rewards. CNA’s proportionate share of equity in net income of these unconsolidated affiliates is reported in other revenues.

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

Cash collateral received on these transactions is invested in short term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities or letters of credit, received by the Company are not reflected as assets of the Company as there exists no right to sell or repledge the collateral. The fair value of collateral held and included in short term investments was $918 million and $430 million at December 31, 2004 and 2003. The fair value of non-cash collateral was $3,783 million and $505 million at December 31, 2004 and 2003.

Derivative Financial Instruments

All investments in derivatives are recorded at fair value. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. Derivatives include, but are not limited to, the following types of financial instruments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards, commitments to purchase securities, and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument when the embedded derivative is not clearly and closely related to the host instrument. Collateralized debt obligations (CDO) represent a credit enhancement product that is typically structured in the form of a swap. The Company has determined that this product is a derivative under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Changes in the estimated fair value of CDOs, like other derivative financial instruments with no hedge designation, are recorded in realized gains or losses as appropriate. The net impact from CDOs was a realized gain of $5 million for the year ended December 31, 2004. The net impact of CDOs were realized losses of $1 million and $6 million for the years ended December 31, 2003 and 2002. The Company no longer issues this product.

Synthetic guaranteed investment contracts (GIC) are guaranteed investment contracts that simulate the performance of a traditional GIC through the use of financial instruments. These contracts are accounted for as derivative financial instruments. A key difference between a synthetic GIC and a traditional GIC is that the contract owner owns the financial instruments underlying the synthetic GIC; whereas, the contract owner owns only the contract itself with a traditional GIC. The Company mitigates its exposure under these contracts by maintaining the ability to reset the crediting rate on a monthly/quarterly basis. This rate reset effectively passes any cash flow volatility and asset underperformance back to the contract owner. The Company no longer issues this product.

The Company’s derivatives are reported as other invested assets, with the exception of CDOs and synthetic GICs, which are reported as other assets and/or other liabilities. Embedded derivative instruments subject to bifurcation are reported together with the host contract, at fair value. If certain criteria are met, a derivative may be specifically designated as a hedge of exposures to changes in fair value, cash flows or foreign currency exchange rates. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the nature of any hedge designation thereon.

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

The Company uses investment derivatives in the normal course of business, primarily to attempt to reduce its exposure to market risk (principally interest rate risk, equity stock price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). The Company’s principal objective under such risk strategies is to achieve the desired reduction in economic risk, even if the position will not receive hedge accounting treatment.

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

Goodwill and Other Intangible Assets

Goodwill of $146 million as of December 31, 2004 and 2003 represents the excess of purchase price over fair value of the net assets of acquired entities. Other intangible assets were $16 million as of December 31, 2004 and 2003. CNA adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) on January 1, 2002. SFAS 142 changed the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests.

During 2003, the Company sold certain businesses. Accordingly, the goodwill associated with these sold businesses decreased CNA’s goodwill by $2 million in Standard Lines and $1 million in Life and Group Non-Core and a reduction in CNA’s indefinite-lived intangible assets of $4 million in Life and Group Non-Core. Additionally, a $5 million pretax impairment charge was recorded in Specialty Lines.

During 2002, the Company completed its initial goodwill impairment testing and recorded a $64 million pretax, or $57 million after-tax, impairment charge. In accordance with SFAS 142, the impairment charge, which consisted of $43 million after-tax ($43 million pretax) charge in Standard Lines, a $5 million after-tax ($8 million pretax) charge in Specialty Lines, an $8 million after-tax ($12 million pretax) charge in Life and Group Non-Core, and a $1 million after-tax ($1 million pretax) charge in Corporate and Other Non-Core, was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. Any impairment losses incurred after the initial application of this standard are reported in operating results.

Earnings (Loss) per Share Data

Earnings (loss) per share available to common stockholders is based on weighted-average outstanding shares. Basic and diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period of common stock or common stock equivalents assuming conversion. The weighted average number of shares outstanding for computing basic and diluted earnings per share was 256.0 million, 227.0 million and 223.6 million for the years ended December 31, 2004, 2003 and 2002. Included in the weighted-average outstanding shares in 2004 and 2003 is the effect of 32.3 million shares of CNAF common stock issued on April 20, 2004 in conjunction with the conversion of the $750 million Series I convertible preferred stock issued in 2003. The effect of the preferred shares has been included in the weighted average shares since issuance.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2004, 2003 and 2002, approximately one million shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the exercise price of these options was greater than the average market price of CNA common stock.

The computation of earnings (loss) per share is as follows:

Earnings (Loss) per Share

Years ended December 31 (In millions, except per share amounts)	2004	2003	2002
Income (loss) from continuing operations	$441	$(1,433)	$247
Less: undeclared preferred stock dividend	(65)	(60)	(2)

Income (loss) from continuing operations available to common stockholders	376	(1,493)	245
Loss from discontinued operations, net of tax	–	–	(35)
Cumulative effect of change in accounting principles, net of tax	–	–	(57)

Net income (loss) available to common stockholders	$376	$(1,493)	$153

Weighted-average outstanding common stock and common stock equivalents	256.0	227.0	223.6
Effect of dilutive securities, employee stock options	–	–	–

Adjusted weighted-average outstanding common stock and common stock equivalents assuming conversions	256.0	227.0	223.6

Basic and diluted earnings (loss) per share available to common stockholders	$1.47	$(6.58)	$0.68

The Company has stock-based compensation plans which are detailed in Note J. The Company applies the intrinsic value method by following Accounting Policy Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its stock-based compensation plan. Under the recognition and measurement principles of APB 25, no stock-based compensation cost has been recognized as the exercise price of the granted options equaled the market price of the underlying stock at the grant date.

The following table illustrates the effect on net income (loss) and earnings (loss) per share data if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) to stock-based employee compensation under the Company’s stock-based compensation plans.

Pro Forma Effect of SFAS 123 on Results

Years ended December 31 (In millions, except per share amounts)	2004	2003	2002
Net income (loss) available to common stockholders	$376	$(1,493)	$153
Less: Total stock-based compensation cost determined under the fair value method, net of tax	(2)	(2)	(1)

Pro forma net income (loss) available to common stockholders	$374	$(1,495)	$152

Basic and diluted earnings (loss) per share, as reported	$1.47	$(6.58)	$0.68

Basic and diluted earnings (loss) per share, pro forma	$1.46	$(6.59)	$0.67

Accounting Pronouncements

In December of 2003, FASB issued FIN 46R. As per ARB 51, a general rule for preparation of consolidated financial statements of a parent and its subsidiary is ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary. However, application of the majority voting interest requirement of ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interest. FIN 46R clarifies applicability of ARB 51 to entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires an entity to consolidate a variable interest entity (VIE) even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares.

FIN 46R was applicable for financial statements issued for reporting periods ended after March 15, 2004. In accordance with FIN 46R, during the fourth quarter of 2004, the Company has consolidated two limited partnerships. Previously, the limited partnerships were accounted for under the equity method. Therefore, this change did not have any impact on the results of operations or equity of the Company.

In December of 2003, the FASB revised SFAS No.132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) to require additional disclosures related to pensions and post retirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures were required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. Additional disclosures pertaining to benefit payments were required for fiscal years ending after June 30, 2004. The SFAS 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. CNA has implemented the revised disclosures in its 2004 fiscal year and interim financial statements.

In May of 2004, the FASB revised FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). The FSP provides accounting guidance to employers who sponsor postretirement health care plans that provide prescription drug benefits and the prescription drug benefit provided by the employer is “actuarially equivalent” to Medicare Part D and qualifies for the subsidy under the Medicare amendment act. This FSP was effective for the Company as of July 1, 2004, and its adoption did not have a material impact on the Company’s results of operations or equity.

In March of 2004, the Emerging Issues Task Force (EITF) reached consensus on the disclosure guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). Under EITF 03-1 an investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. An impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. This new guidance for determining whether the decline in the fair value of the investment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FSP EITF Issue 03-1-1, which suspended the effective date for the measurement and recognition guidance included in EITF Issue 03-1 related to other-than-temporary impairment pending additional implementation guidance. Pending adoption of the final rule, the Company continues to apply existing accounting literature for determining when a decline in fair value is other-than-temporary.

In December of 2004, FASB issued SFAS 153, Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29. SFAS 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. SFAS 153 is not expected to have a significant impact on the results of operations or equity of the Company.

In October of 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Exchange Repatriation Provision within the American Jobs Creation Act of 2004 (AJCA). AJCA introduces a special one-time dividends received deduction of 85% for the repatriation of certain foreign earnings. A number of companies are requesting that Congress or the Treasury Department provide additional clarifying language on key elements of the repatriation provision. Should Loews, upon consideration of any such potential clarifying language, ultimately elect to apply the repatriation provision of the AJCA, the CNA Tax Group does not expect that the impact of such an election would be material to its results of operations or equity.

Note B. Investments

The significant components of net investment income are presented in the following table.

Net Investment Income

Years ended December 31 (In millions)	2004	2003	2002
Fixed maturity securities	$1,571	$1,651	$1,854
Short term investments	56	63	62
Limited partnerships	212	221	(34)
Equity securities	14	19	66
Income from trading portfolio (a)	110	–	–
Interest on funds withheld and other deposits	(267)	(344)	(239)
Other	18	85	81

Gross investment income	1,714	1,695	1,790
Investment expenses	(40)	(48)	(60)

Net investment income	$1,674	$1,647	$1,730

(a)	The change in net unrealized gains (losses) on trading securities, included in net investment income, was $2 million for the year ended December 31, 2004.

Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) in investments were as follows:

Net Investment Appreciation

Years ended December 31 (In millions)	2004	2003	2002
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$704	$1,244	$1,009
Gross realized losses	(457)	(807)	(1,118)

Net realized gains (losses) on fixed maturity securities	247	437	(109)

Equity securities:
Gross realized gains	225	143	251
Gross realized losses	(23)	(29)	(409)

Net realized gains (losses) on equity securities	202	114	(158)

Other, including disposition of businesses, net of participating policyholders’ interest	(688)	(87)	13

Net realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(239)	464	(254)
Allocation to participating policyholders’ and minority interests	(9)	(4)	2

Net realized investment gains (losses)	(248)	460	(252)

Net change in unrealized appreciation (depreciation) in general account investments:
Fixed maturity securities	(53)	372	548
Equity securities	(98)	87	(23)
Other	–	2	17

Total net change in unrealized appreciation (depreciation) in general account investments	(151)	461	542
Net change in unrealized appreciation (depreciation) on separate accounts and other	(70)	6	53
Allocation to participating policyholders’ and minority interests	19	(7)	(19)
Deferred income tax (expense) benefit	55	(159)	(182)

Net change in unrealized appreciation (depreciation) in investments	(147)	301	394

Net realized gains (losses) and change in unrealized appreciation (depreciation) in investments	$(395)	$761	$142

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

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. The Company’s views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that may enter into a decision to move between asset classes. Based on the Company’s consideration of these factors, in the course of normal investment activity the Company may, in pursuit of the total return objective, be willing to sell securities that, in its analysis, are overvalued on a risk adjusted basis relative to other opportunities that are available at the time in the market; in turn the Company may purchase other securities that, according to its analysis, are undervalued in relation to other securities in the market. In making these value decisions securities may be bought and sold that shift the investment portfolio between asset classes. The Company also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time reduce such exposures based on its views of a specific issuer or industry sector. These activities could produce realized gains or losses.

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

Realized investment losses included $93 million, $321 million and $890 million of pretax impairment losses for the three years ended December 31, 2004, 2003 and 2002. The 2003 and 2002 impairments were primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets and the effects on such markets due to the overall slowing of the economy. For the year ended December 31, 2004, the impairment losses recorded related largely to a $56 million pretax impairment loss related to loans made under a credit facility to a national contractor, that are classified as fixed maturity securities.

Other realized investment gains (losses) for the years ended December 31, 2004, 2003 and 2002 include gains and losses related to sales of certain operations or affiliates. See Note P for further details.

The following table provides a summary of fixed maturity and equity securities investments.

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2004 (In millions)	Cost	Gains	12 Months	12 Months	Value
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$4,233	$126	$13	$–	$4,346
Asset-backed securities	7,706	105	19	4	7,788
States, municipalities and political subdivisions – tax-exempt	8,699	189	28	3	8,857
Corporate securities	6,093	477	52	5	6,513
Other debt securities	2,769	295	11	–	3,053
Redeemable preferred stock	142	6	–	2	146
Options embedded in convertible debt securities	234	–	–	–	234

Total fixed maturity securities available-for-sale	29,876	1,198	123	14	30,937

Total fixed maturity securities trading	390	–	–	–	390

Equity securities available-for-sale:
Common stock	148	112	–	–	260
Non-redeemable preferred stock	126	24	–	–	150

Total equity securities available-for-sale	274	136	–	–	410

Total equity securities trading	46	–	–	–	46

Total	$30,586	$1,334	$123	$14	$31,783

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2003 (In millions)	Cost	Gains	12 Months	12 Months	Value
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$1,823	$91	$10	$4	$1,900
Asset-backed securities	8,634	146	22	1	8,757
States, municipalities and political subdivisions – tax-exempt	7,787	207	22	2	7,970
Corporate securities	6,061	475	40	14	6,482
Other debt securities	2,961	311	4	4	3,264
Redeemable preferred stock	97	7	–	–	104
Options embedded in convertible debt securities	201	–	–	–	201

Total fixed maturity securities	27,564	1,237	98	25	28,678

Equity securities:
Common stock	163	222	2	–	383
Non-redeemable preferred stock	130	16	2	–	144

Total equity securities	293	238	4	–	527

Total	$27,857	$1,475	$102	$25	$29,205

The following tables summarize fixed maturity and equity securities in an unrealized loss position at December 31, 2004 and 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

Unrealized Loss Aging

	December 31, 2004		December 31, 2003
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In millions)	Fair Value	Loss	Fair Value	Loss
Fixed maturity securities:
Investment grade:
0-6 months	$7,742	$53	$4,138	$50
7-12 months	2,448	59	834	36
13-24 months	368	12	76	11
Greater than 24 months	2	–	51	3

Total investment grade	10,560	124	5,099	100

Non-investment grade:
0-6 months	188	7	134	5
7-12 months	69	4	60	7
13-24 months	20	2	16	1
Greater than 24 months	–	–	105	10

Total non-investment grade	277	13	315	23

Total fixed maturity securities	10,837	137	5,414	123

Equity securities:
0-6 months	4	–	23	2
7-12 months	1	–	10	2
13-24 months	1	–	3	–
Greater than 24 months	3	–	6	–

Total equity securities	9	–	42	4

Total fixed maturity and equity securities	$10,846	$137	$5,456	$127

The following tables summarize available-for-sale fixed maturity securities by contract maturity at December 31, 2004 and 2003. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Contractual Maturity

	December 31, 2004		December 31, 2003
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value
Due in one year or less	$1,048	$1,054	$275	$275
Due after one year through five years	4,433	4,480	2,544	2,605
Due after five years through ten years	9,238	9,577	3,596	3,886
Due after ten years	7,451	8,038	12,515	13,155
Asset-backed securities	7,706	7,788	8,634	8,757

Total	$29,876	$30,937	$27,564	$28,678

The carrying value of fixed maturity investments that did not produce income during 2004 and 2003 was $3 million and $41 million. At December 31, 2004 and 2003, no investments, other than investments in U.S. government agency securities, exceeded 10% of stockholders’ equity.

As of December 31, 2004 and 2003, the Company had committed approximately $104 million and $154 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

In the normal course of investing activities, CCC had committed approximately $51 million as of December 31, 2004 and 2003 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

Restricted Investments

The Company may from time to time invest in securities that may be restricted in whole or in part. As of December 31, 2004 and 2003, the Company did not hold any significant positions in investments whose sale was restricted.

Cash and securities with carrying values of approximately $2.6 billion and $2.0 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2004 and 2003.

The Company’s investments in limited partnerships contain withdrawal provisions that typically require advanced written notice of up to 90 days for withdrawals. The carrying value of these investments, reported as a separate line item in the Consolidated Balance Sheets, is $1,549 million and $1,117 million at December 31, 2004 and 2003.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2004, the Company had commitments to purchase $41 million and commitments to sell $2 million of various bank loan participations.

Cash and securities with carrying values of approximately $18 million and $23 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2004 and 2003. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance obligations with various third parties. The carrying values of these deposits were approximately $329 million and $254 million as of December 31, 2004 and 2003.

During July of 2002, the Company entered into an agreement, whereby the Phoenix Companies, Inc. acquired the variable life and annuity business of VFL through a coinsurance arrangement, with modified coinsurance on the VFL separate accounts. Related securities with carrying values of approximately $492 million were held by the Company and reported in separate account assets in the Consolidated Balance Sheet at December 31, 2003. VFL was sold in 2004. See Note P for further details.

Note C. Derivative Financial Instruments

A summary of the aggregate contractual or notional amounts, estimated fair values and recognized gains (losses) related to derivative financial instruments follows.

Derivative Instruments

	Contractual/	Estimated	Estimated	Recognized
	Notional	Fair Value	Fair Value	Gains
As of and for the year ended December 31, 2004 (In millions)	Amount	Asset	(Liability)	(Losses)
General account
Swaps	$489	$–	$(8)	$23
Futures purchased	1,230	–	(1)	96
Futures sold, not yet purchased	124	–	–	(113)
Forwards purchased	139	1	–	5
Forwards sold, not yet purchased	9	–	–	5
Commitments to purchase government and municipal securities	25	–	–	(12)
Equity warrants	11	1	–	–
Options purchased	103	1	–	(1)
Options written	102	–	–	4
Collateralized debt obligation liabilities	–	–	–	5
Options embedded in convertible debt securities	701	234	–	24

Total	$2,933	$237	$(9)	$36

Separate accounts
Options written	$9	$–	$–	$1

Total	$9	$–	$–	$1

	Contractual/	Estimated	Estimated	Recognized
	Notional	Fair Value	Fair Value	Gains
As of and for the year ended December 31, 2003 (In millions)	Amount	Asset	(Liability)	(Losses)
General account
Swaps	$856	$–	$(5)	$87
Interest rate caps	225	–	–	–
Futures sold, not yet purchased	18	–	–	(9)
Forwards	16	–	(1)	2
Commitments to purchase government and municipal securities	3,318	12	–	(1)
Equity warrants	11	–	–	–
Options purchased	4	–	–	–
Options written	515	–	(2)	–
Collateralized debt obligation liabilities	110	–	(14)	(1)
Synthetic guaranteed investment contracts	280	–	–	–
Options embedded in convertible debt securities	681	201	–	36

Total	$6,034	$213	$(22)	$114

Separate accounts
Futures purchased	$1,106	$3	$–	$208
Futures sold, not yet purchased	12	–	–	–
Options purchased	–	–	–	(1)
Options written	12	–	–	2

Total	$1,130	$3	$–	$209

Fair Value Hedges

The Company’s hedging activities that are designated as a hedge for accounting purposes primarily involve hedging interest rate and foreign currency risks on various assets and liabilities. There was no gain or loss on the ineffective portion of the fair value hedges for the years ended December 31, 2004 and 2003, because the Company did not designate any derivatives as fair value hedges in those years. The ineffective portion of the fair value hedges resulted in a realized loss of approximately $4 million for the year ended December 31, 2002.

Cash Flow Hedges

The Company entered into one transaction that was designated as a cash flow hedge for accounting purposes, hedging interest rate risk on the forecasted payment of interest resulting from the issuance of fixed rate debt obligations during 2004. Ineffectiveness resulting from this hedge, recorded in realized gains or losses, was immaterial for the year ended December 31, 2004. For cash flow hedges of this type, gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included as part of the interest cost over the forecasted life of the debt. The cash flow hedge resulted in a loss of $4 million which is recorded in other comprehensive income at December 31, 2004. The Company expects that $0.3 million of the deferred net loss recorded in other comprehensive income will be reclassified into earnings during the next twelve months. The Company did not designate any derivative instruments as cash flow hedges during 2003 or 2002.

Note D. Financial Instruments

In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative securities.

Fair values are disclosed for all financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the Consolidated Balance Sheets. Management attempts to obtain quoted market prices for these disclosures. Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by management’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs have not been considered in estimating fair values. The estimates presented herein are not necessarily indicative of the amounts that CNA would realize in a current market exchange.

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

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities are listed in the table below. Additional detail related to derivative financial instruments is also provided in Note C.

Financial Assets and Liabilities

	2004		2003
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
December 31 (In millions)	Amount	Value	Amount	Value
Financial assets
Investments:
Fixed maturity securities	$31,327	$31,327	$28,678	$28,678
Equity securities	456	456	527	527
Mortgage loans	–	1	15	16
Policy loans	1	1	175	176
Limited partnership investments	1,549	1,549	1,117	1,117
Other invested assets	(4)	(4)	40	40
Separate account business:
Fixed maturity securities	486	486	2,114	2,114
Equity securities	55	55	117	117
Limited partnership investments	–	–	419	419
Other	–	–	415	415
Notes receivable for the issuance of common stock	71	73	76	87
Financial liabilities
Premium deposits and annuity contracts	$422	$428	$1,282	$1,261
Long term debt	1,726	1,820	1,641	1,712
Short-term debt	531	531	263	263
Collateralized debt obligation liabilities	–	–	14	14
Financial guarantee contracts	45	45	50	50
Separate account business:
Guaranteed investment contracts	–	–	211	229
Variable separate accounts	65	65	540	540
Other	503	503	2,449	2,449

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

The Loews consolidated federal income tax returns have been settled with the Internal Revenue Service (IRS) through the 1997 tax year. The federal income tax returns for 1998 through 2001, including related carryback claims and prior claims for refund, have been examined and are currently under review by the Joint Committee on Taxation. Although the Company’s ultimate tax obligation for these years is subject to review and final determination, in the opinion of management, the outcome of the review and final determination of the Company’s ultimate tax obligation will not have a material effect on the financial condition or results of operations of the CNA Tax Group. Pending the outcome of the review and final determination of the Company’s tax obligations for these years, interest on any tax refunds net of any tax deficiencies is subject to computation, review and final determination. The amount of any net refund interest ultimately due to the Company may have a material impact on the results of operations in the period in which the review is finalized. The federal income tax returns for 2002 and 2003 are currently under examination by the IRS. The Company believes the outcome of the 2002 and 2003 examinations will not have a material effect on the financial condition or results of operations of the CNA Tax Group.

A reconciliation between CNA’s Federal income tax (expense) benefit at statutory rates and the recorded income tax (expense) benefit, after giving effect to minority interest, but before giving effect to discontinued operations and the cumulative effects of changes in accounting principles, is as follows:

Tax Reconciliation

Years ended December 31 (In millions)	2004	2003	2002
Income tax (expense) benefit at statutory rates	$(174)	$823	$(110)
Tax benefit from tax exempt income	111	101	53
Other (expense) benefit, including state income taxes	34	(11)	(11)

Income tax (expense) benefit	$(29)	$913	$(68)

Provision has been made for the expected U.S. Federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a provision allowing a deduction of 85% for certain foreign earnings that are repatriated. The AJCA provides Loews the opportunity to elect to apply this provision to qualifying earnings repatriations in 2005. Based on the existing language in the AJCA and current guidance, the CNA Tax Group does not expect to repatriate undistributed earnings. To the extent Congress or the Treasury Department provides additional clarifying language on key elements of the provision, Loews will consider the effects, if any, of such information and will re-evaluate, as necessary, its intentions with respect to the repatriation of certain foreign earnings. Should Loews, upon consideration of any such potential clarifying language, ultimately elect to apply the repatriation provision of the AJCA, the CNA Tax Group does not expect that the impact of such an election would be material to its results of operations.

The current and deferred components of CNA’s income tax (expense) benefit, excluding taxes on discontinued operations and the cumulative effects of the changes in accounting principles, are as follows:

Current and Deferred Taxes

Years ended December 31 (In millions)	2004	2003	2002
Current tax (expense) benefit	$6	$980	$(61)
Deferred tax expense	(35)	(67)	(7)

Total income tax (expense) benefit	$(29)	$913	$(68)

The deferred tax effects of the significant components of CNA’s deferred tax assets and liabilities are set forth in the table below:

Components of Net Deferred Tax Asset

December 31 (In millions)	2004	2003
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$701	$669
Unearned premium reserves	233	288
Life reserves	192	183
Other insurance reserves	28	30
Receivables	309	288
Employee benefits	218	175
Life settlement contracts	100	109
Investment valuation differences	149	56
Net operating loss and tax credits carried forward	41	158
Other assets	215	234

Gross deferred tax assets	2,186	2,190
Valuation allowance	(33)	–

Deferred tax assets after valuation allowance	2,153	2,190

Deferred Tax Liabilities:
Deferred acquisition costs	(691)	(769)
Net unrealized gains	(429)	(508)
Foreign and other affiliate(s)	(207)	(204)
Other liabilities	(134)	(109)

Gross deferred tax liabilities	(1,461)	(1,590)

Net deferred tax asset	$692	$600

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through future earnings, including but not limited to future income from continuing operations, reversal of existing temporary differences, and available tax planning strategies. A valuation allowance of $33 million (associated with a $41 million gross deferred tax asset on net foreign losses incurred by certain of the Company’s foreign subsidiaries) was established at December 31, 2004 due to the uncertainty in the ability of the foreign subsidiaries to generate sufficient future income.

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

Catastrophe losses were $278 million, $143 million and $59 million pretax for the years ended December 31, 2004, 2003 and 2002. The catastrophe losses in 2004 related primarily to Hurricanes Charley, Frances, Ivan and Jeanne. The catastrophe losses in 2003 related primarily to Hurricane Claudette, Hurricane Isabel, Texas tornadoes, and Midwest rain storms. The catastrophe losses in 2002 related primarily to the European floods, Hurricane Lili and Tropical Storm Isidore.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves including claim and claim adjustment expense reserves of the life and group companies.

Reconciliation of Claim and Claim Adjustment Expense Reserves

As of and for the years ended December 31 (In millions)	2004	2003	2002
Reserves, beginning of year:
Gross	$31,730	$27,370	$31,266
Ceded	14,216	10,727	12,105

Net reserves, beginning of year	17,514	16,643	19,161

Reduction of net reserves (a)	–	–	(1,316)
Reduction of net reserves (b)	–	(1,309)	–
Reduction of net reserves (c)	(42)	–	–
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	6,062	6,745	8,248
Increase in provision for insured events of prior years	241	2,409	35
Amortization of discount	135	115	72

Total net incurred (d)	6,438	9,269	8,355

Net payments attributable to:
Current year events	1,936	2,192	3,137
Prior year events	4,479	4,936	6,553
Reinsurance recoverable against net reserve transferred under retroactive reinsurance agreements (See Note P)	(41)	(39)	(133)

Total net payments	6,374	7,089	9,557

Net reserves, end of year	17,536	17,514	16,643
Ceded reserves, end of year	13,984	14,216	10,727

Gross reserves, end of year	$31,520	$31,730	$27,370

(a)	In 2002, the net reserves were reduced by $1,316 million as a result of the sale of CNA Reinsurance Company Limited (CNA Re U.K.). See Note P for further discussion of this sale.

(b)	In 2003, the net reserves were reduced by $1,309 million as a result of the sale of CNAGLA. See Note P for further discussion of this sale.

(c)	In 2004, the net reserves were reduced by $42 million as a result of the sale of the individual life insurance business. See Note P for further discussion of this sale.

(d)	Total net incurred above does not agree to insurance claims and policyholders’ benefit as reflected in the Consolidated Statements of Operations due to expenses incurred related to uncollectible reinsurance receivables and benefit expenses related to future policy benefits and policyholders’ funds which are not reflected in the table above.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows:

Reserve Development

Years ended December 31 (In millions)	2004	2003	2002
Environmental pollution and mass tort	$1	$153	$–
Asbestos	54	642	–
Other	186	1,614	35

Total	$241	$2,409	$35

The following tables summarize the gross and net carried reserves as of December 31, 2004 and 2003.

December 31, 2004

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

			Life and	Corporate
	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total
Gross Case Reserves	$6,904	$1,659	$2,800	$3,803	$15,166
Gross IBNR Reserves	7,398	3,201	880	4,875	16,354

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,302	$4,860	$3,680	$8,678	$31,520

Net Case Reserves	$4,759	$1,191	$1,394	$1,485	$8,829
Net IBNR Reserves	4,544	2,042	430	1,691	8,707

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,303	$3,233	$1,824	$3,176	$17,536

December 31, 2003

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

			Life and	Corporate
	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total
Gross Case Reserves	$6,416	$1,605	$2,539	$4,342	$14,902
Gross IBNR Reserves	7,866	2,595	1,037	5,330	16,828

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,282	$4,200	$3,576	$9,672	$31,730

Net Case Reserves	$4,585	$1,087	$1,477	$1,879	$9,028
Net IBNR Reserves	4,382	1,832	414	1,858	8,486

Total Net Carried Claim and Claim Adjustment Expense Reserves	$8,967	$2,919	$1,891	$3,737	$17,514

The following provides discussion of the Company’s Asbestos, Environmental Pollution and Mass Tort (APMT) and core reserves.

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

With respect to other court cases and how they might affect the Company’s reserves and reasonably possible losses, the following should be noted. State and federal courts issue numerous decisions each year, which potentially impact losses and reserves in both a favorable and unfavorable manner. Examples of favorable developments include decisions to allocate defense and indemnity payments in a manner so as to limit carriers’ obligations to damages taking place during the effective dates of their policies; decisions holding that injuries occurring after asbestos operations are completed are subject to the completed operations aggregate limits of the policies; and decisions ruling that carriers’ loss control inspections of their insured’s premises do not give rise to a duty to warn third parties to the dangers of asbestos.

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

APMT Reserves

	December 31, 2004		December 31, 2003
		Environmental		Environmental
		Pollution and		Pollution and
(In millions)	Asbestos	Mass Tort	Asbestos	Mass Tort
Gross reserves	$3,218	$755	$3,347	$839
Ceded reserves	(1,532)	(258)	(1,580)	(262)

Net reserves	$1,686	$497	$1,767	$577

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

As of December 31, 2004 and 2003, CNA carried approximately $1,686 million and $1,767 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $54 million and $642 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2004 and 2003. The Company recorded no asbestos related net claim and claim adjustment expense reserve development for the year ended December 31, 2002. The 2004 unfavorable net prior year development was primarily related to a loss from the commutation of reinsurance treaties with Trenwick. The Company paid asbestos-related claims, net of reinsurance recoveries, of $135 million, $121 million and $21 million for the years ended December 31, 2004, 2003 and 2002.

The Company recorded $1,826 million and $642 million in unfavorable gross and net prior year development for the year ended December 31, 2003 for reported and unreported asbestos-related claims, principally due to potential losses from policies issued by the Company with high attachment points, which previous exposure analysis indicated would not be reached. The Company examined the claims filing trends to determine timeframes within which high excess policies issued by the Company could be reached. Elevated claims volumes and increased claims values, together with certain adverse court decisions affecting the ability of policyholders to access excess policies, supported the conclusion that excess policies with high attachment points previously thought not to be exposed may now potentially be exposed. The ceded reinsurance arrangements on these excess policies are different from the primary policies. In general, more extensive reinsurance arrangements apply to the excess policies. As a result, the prior year development shows a higher ratio of ceded to gross amounts than the reserves established in prior periods, resulting in a higher percentage of reserves ceded as of December 31, 2003 versus prior periods.

Some asbestos-related defendants have asserted that their insurance policies are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. The Company’s policies also contain other limits applicable to these claims, and the Company has additional coverage defenses to certain claims. The Company has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, the Company aggressively litigates the claim. A recent court ruling by the United States Court of Appeals for the Fourth Circuit has supported certain of the Company’s positions with respect to coverage for “non-products” claims. However, adverse developments with respect to such matters could have a material adverse effect on CNA’s results of operations and/or equity.

Certain asbestos litigation in which CNA is currently engaged is described below:

The ultimate cost of reported claims, and in particular APMT claims, is subject to a great many uncertainties, including future developments of various kinds that CNA does not control and that are difficult or impossible to foresee accurately. With respect to the litigation identified below in particular, numerous factual and legal issues remain unresolved. Rulings on those issues by the courts are critical to the evaluation of the ultimate cost to the Company. The outcome of the litigation cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow — Liptak Corporation. Under the agreement, CNA is required to pay $74 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow — Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003 and CNA expects to procure confirmation of a bankruptcy plan containing an injunction to protect CNA from any future claims.

CNA is engaged in insurance coverage litigation, filed in 2003, with underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (Keasbey) in New York state court (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling is now being appealed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether the Company’s responsibilities extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) and the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. (Burns & Roe). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing on December 4, 2000, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The parties in the litigation are seeking a declaration of the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. The litigation has been stayed since May 14, 2003 pending resolution of the bankruptcy proceedings. With respect to the Burns & Roe litigation and the pending bankruptcy proceeding, numerous unresolved factual and legal issues will impact the ultimate exposure to the Company. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; (i) and the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 75,403 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by the Company. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by the Company contain aggregate limits of liability; (b) whether the Company’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of the Company’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by the Company for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the two Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio, filed on June 12, 2003) and Peplowski v. ACE American Ins. Co., et al. (U.S. D. C. N.D. Ohio, filed on April 1, 2004)). The state trial court granted insurers, including CNA, summary judgment against a representative group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos. The summary judgment ruling is on appeal. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Similar lawsuits have also been filed in Texas against CNA beginning in 2002, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). During 2003, many of the Texas claims have been dismissed as time-barred by the applicable Statute of Limitations. In other claims, the Texas courts have ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. Certain of the Texas courts’ rulings have been appealed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 23, 2002), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. The Adams litigation had been stayed pending disposition of two cases in the West Virginia Supreme Court of Appeals. Those cases were decided in June, 2004. The Adams case also involves proceedings and mediation in the Bankruptcy Court in New York with jurisdiction over the Manville Bankruptcy. In those proceedings issues have been raised concerning the preclusive effect of the Manville Bankruptcy settlements with insurers and resulting injunctions against claims. Those issues are now on appeal to the United States District Court for the Eastern District of New York. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the legal sufficiency of the novel statutory and common law claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney client privilege and the contractual rights and responsibilities of the parties to the Company’s insurance policies; (e) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual filed plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of

Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) and the extent that such liability would be shared with other potentially responsible parties; and, (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2004 or 2003, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

As of December 31, 2004 and 2003, CNA carried approximately $497 million and $577 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $1 million and $153 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the years ended December 31, 2004 and 2003. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the year ended December 31, 2002. Additionally, the Company recorded $15 million of current accident year losses related to mass tort in 2004. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $96 million, $93 million and $116 million for the years ended December 31, 2004, 2003 and 2002.

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

In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and that continued at a far lesser rate in 2004. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede the Company’s ability to estimate its ultimate liability for such claims.

Net Prior Year Development

2004 Net Prior Year Development

Unfavorable net prior year development of $125 million, including $241 million of unfavorable claim and claim adjustment expense reserve development and $116 million of favorable premium development, was recorded in

2004. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below is the amount prior to consideration of any related reinsurance allowance impacts.

The following table summarizes the pretax 2004 net prior year development for the Standard Lines, Specialty Lines and Corporate and Other Non-Core segments.

2004 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
(In millions)	Lines	Lines	Non-Core	Total
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Property and casualty, excluding APMT	$105	$75	$23	$203
APMT	–	–	55	55

Total	105	75	78	258
Ceded losses related to corporate aggregate reinsurance treaties	8	(17)	9	–

Pretax unfavorable net prior year development before impact of premium development	113	58	87	258

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(96)	(33)	12	(117)
Ceded premiums related to corporate aggregate reinsurance treaties	(1)	5	(3)	1

Pretax unfavorable (favorable) premium development	(97)	(28)	9	(116)

Total 2004 unfavorable net prior year development (pretax)	$16	$30	$96	$142

Also included in the 2004 net prior year development is Life and Group Non-Core and unallocated loss adjustment expense reserve development.

Standard Lines

The gross and net carried claim and claim adjustment expense reserves were $14,302 million and $9,303 million at December 31, 2004. The gross and net carried claim and claim adjustment expense reserves for Standard Lines were $14,282 million and $8,967 million at December 31, 2003. Unfavorable net prior year development of $16 million, including $113 million of unfavorable claim and allocated claim adjustment expense reserve development and $97 million of favorable premium development, was recorded in 2004 for Standard Lines.

Approximately $190 million of unfavorable net prior year claim and allocated claim adjustment expense development recorded during 2004 resulted from increased severity trends for workers compensation on large account policies primarily in accident years 2002 and prior. Favorable premium development on retrospectively rated large account policies of $50 million was recorded in relation to this unfavorable net prior year claim and allocated claims adjustment expense development.

Approximately $60 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded in involuntary pools in which the Company’s participation is mandatory and primarily based on premium writings. Approximately $15 million of this unfavorable net prior year claim and allocated claim adjustment expense development was related to the Company’s share of the National Workers Compensation Reinsurance Pool (NWCRP). During 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement will be a higher allocation to the remaining pool members, including the Company. The remainder of this unfavorable net prior year claim and allocated claim adjustment expense development was primarily due to increased severity trends for workers compensation exposures in older years.

Approximately $60 million of unfavorable net prior year claim and allocated claim adjustment expense development resulted from the change in estimates due to increased severity trends for excess and surplus business driven by excess liability, liquor liability and coverages provided to apartment and condominium complexes. Approximately $105 million of favorable net prior year claim and allocated claim adjustment expense development resulted from reserve studies of commercial auto liability policies and the liability portion of package policies. The change was due to improvement in the severity and number of claims for this business. Approximately $85 million of favorable net prior year claim and allocated claim adjustment expense development was due to improvement in the severity and number of claims for property coverages primarily in accident year 2003.

Other favorable net prior year premium development of approximately $50 million resulted primarily from higher audit and endorsement premiums on workers compensation policies.

During 2004, the Company executed commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.

Specialty Lines

The gross and net carried claim and claim adjustment expense reserves were $4,860 million and $3,233 million at December 31, 2004. The gross and net carried claim and claim adjustment expense reserves for Specialty Lines were $4,200 million and $2,919 million at December 31, 2003. Unfavorable net prior year development of $30 million, including $58 million of unfavorable net claim and allocated claim adjustment expense reserve development and $28 million of favorable premium development, was recorded in 2004 for Specialty Lines. The Company executed commutation agreements with several members of the Trenwick Group during 2004. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. Additionally, unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from the increased emergence of several large directors and officers (D&O) claims, primarily in recent accident years.

Corporate and Other Non-Core

The gross and net carried claim and claim adjustment expense reserves were $8,678 million and $3,176 million at December 31, 2004. The gross and net carried claim and claim adjustment expense reserves for Corporate and Other Non-Core were $9,672 million and $3,737 million at December 31, 2003. Unfavorable net prior year development of $96 million, including $87 million of net unfavorable claim and allocated claim adjustment expense reserve development and $9 million of unfavorable premium development was recorded in 2004 for Corporate and Other Non-Core.

In 2004, the Company executed commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable net prior claim and allocated claim adjustment expense reserve development partially offset by a release of a previously established allowance for uncollectible reinsurance. The remainder of the unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from several other small commutations and increases to net reserves due to reducing ceded losses, partially offset by a release of a previously established allowance for uncollectible reinsurance.

2003 Net Prior Year Development

Unfavorable net prior year development of $2,952 million, including $2,409 million of unfavorable claim and claim adjustment expense reserve development and $543 million of unfavorable premium development, was recorded in

2003. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserved development. The development discussed below is the amount prior to consideration of any related reinsurance allowance impacts.

The following table summarizes the pretax 2003 net prior year development for the Standard Lines, Specialty Lines and Corporate and Other Non-Core segments.

2003 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
(In millions)	Lines	Lines	Non-Core	Total
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:

Property and casualty, excluding APMT	$1,424	$313	$355	$2,092
APMT	–	–	795	795

Total	1,424	313	1,150	2,887
Ceded losses related to corporate aggregate reinsurance treaties	(485)	(56)	(102)	(643)

Pretax unfavorable net prior year development before impact of premium development	939	257	1,048	2,244

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	211	6	(32)	185
Ceded premiums related to corporate aggregate reinsurance treaties	269	31	58	358

Pretax unfavorable premium development	480	37	26	543

Total 2003 unfavorable net prior year development (pretax)	$1,419	$294	$1,074	$2,787

Also included in the 2003 net prior year development is Life and Group Non-Core and unallocated loss adjustment expense reserve development.

Standard Lines

Unfavorable net prior year development of $1,419 million, including $939 million of unfavorable claim and allocated claim adjustment expense reserve development and $480 million of unfavorable premium development, was recorded in 2003 for Standard Lines.

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

Approximately $73 million of unfavorable development recorded in 2003 was the result of a commutation of all ceded reinsurance treaties with Gerling Global Group of companies (Gerling), related to accident years 1999 through 2001, including $41 million of unfavorable claim and allocated claim adjustment expense development and $32 million of unfavorable premium development. Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $40 million recorded in 2003 was related to a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year. The Company had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, the Company ceased writing business under this program.

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

Approximately $11 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the year ended December 31, 2003 was related to directors and officers exposures in Global Lines. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

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

Specialty Lines

Unfavorable net prior year development of $294 million, including $257 million of unfavorable net claim and allocated claim adjustment expense reserve development and $37 million of unfavorable premium development, was recorded in 2003 for Specialty Lines.

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

Approximately $75 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to directors and officers exposures in CNA Pro. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

Approximately $84 million of losses was recorded for during 2003 as the result of a commutation of ceded reinsurance treaties with Gerling covering CNA Health Pro, relating to accident years 1999 through 2002.

The following development was recorded in 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment. An additional $50 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to medical malpractice and long term care facilities. Partially offsetting this unfavorable net prior year claim and allocated claim adjustment expense reserve development was a $25 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $56 million of ceded losses and $31 million of ceded premiums for accident years 2000 and 2001. See Note H for further discussion of the Company’s aggregate reinsurance treaties.

Corporate and Other Non-Core

Unfavorable net prior year development of $1,074 million, including $1,048 million of net unfavorable claim and allocated claim adjustment expense reserve development and $26 million of unfavorable premium development was recorded in 2003 for Corporate and Other Non-Core.

This development was primarily driven by $795 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development related to APMT.

In addition to APMT development, there was unfavorable net prior year development recorded in 2003 related to CNA Re of $149 million and $75 million related to voluntary pools.

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

The CNA Re unfavorable net prior year development for 2003 was also due to a general change in the pattern of how losses emerged over time as reported by the companies that purchased reinsurance from CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and had a similar effect on several lines of business. Approximately $67 million unfavorable net prior year development recorded in 2003 was related to proportional liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2001. Approximately $32 million of unfavorable net prior year development recorded in 2003 was related to assumed financial reinsurance for accident years 2001 and prior and approximately $24 million of unfavorable net prior year development was related to professional liability exposures in accident years 2001 and prior.

Additionally, CNA Re recorded $15 million of unfavorable net prior year development for construction defect related exposures. Because of the unique nature of this exposure, losses have not followed expected development patterns. The continued reporting of claims in California, the increase in the number of claims from states other than California and a review of individual ceding companies’ exposure to this type of claim resulted in an increase in the estimated reserve.

The following premium and claim and allocated claim adjustment expense development, was recorded in 2003 as a result of the elimination of deficiencies and redundancies in the reserve positions of individual products within CNA Re. Unfavorable net prior year premium and claim and allocated claim adjustment expense development of approximately $42 million related to Surety exposures, $32 million related to excess of loss liability exposures and $12 million related to facultative liability exposures were recorded in the third quarter of 2003.

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

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75 million was recorded during the third quarter of 2003 related to an adverse arbitration decision involving a single large property and business interruption loss on a voluntary insurance pool. The decision was rendered against a voluntary insurance pool in which the Company was a participant. The loss was caused by a fire which occurred in 1995. The Company no longer participates in this pool.

2002 Net Prior Year Development

Unfavorable net prior year development of $126 million, including $35 million of unfavorable claim and claim adjustment expense reserve development and $91 million of unfavorable premium development, was recorded in 2002. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below is the amount prior to consideration of any related reinsurance allowance impacts.

The following table summarizes the pretax 2002 net prior year development for the Standard Lines, Specialty Lines and Corporate and Other Non-Core segments.

2002 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
(In millions)	Lines	Lines	Non-Core	Total
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Property and casualty, excluding APMT	$(191)	$55	$248	$112
APMT	–	–	–	–

Total	(191)	55	248	112
Ceded losses related to corporate aggregate reinsurance treaties	(14)	(41)	(93)	(148)

Pretax unfavorable (favorable) net prior year development before impact of premium development	(205)	14	155	(36)

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	76	17	(103)	(10)
Ceded premiums related to corporate aggregate reinsurance treaties	10	29	62	101

Pretax unfavorable (favorable) premium development	86	46	(41)	91

Total 2002 unfavorable (favorable) net prior year development (pretax)	$(119)	$60	$114	$55

Also included in the 2002 net prior year development is Life and Group Non-Core and unallocated loss adjustment expense reserve development.

Standard Lines

Favorable net prior year development of $119 million, including $205 million of favorable claim and allocated claim adjustment expense reserve development and $86 million of unfavorable premium development, was recorded in 2002 for Standard Lines. Approximately $140 million of favorable net prior year development was attributable to participation in the Workers Compensation Reinsurance Bureau (WCRB), a reinsurance pool, and residual markets. The favorable net prior year development for WCRB was the result of information received from the WCRB that reported the results of a recent actuarial review. This information indicated that the Company’s net required reserves for accident years 1970 through 1996 were $60 million less than the carried reserves. In addition, during 2002, the Company commuted accident years 1965 through 1969 for a payment of approximately $5 million to cover carried reserves of approximately $13 million, resulting in further favorable net prior year development of $8 million. The favorable residual market net prior year development was the result of lower than expected paid loss activity during recent periods for accident years dating back to 1984. The paid losses during 2002 on prior accident years were approximately 60% of the previously expected amount.

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

Approximately $50 million of favorable net prior year development during 2002 was recorded in commercial automobile liability. Most of the favorable net prior year development was from accident year 2000. An actuarial review completed during 2002 showed that underwriting actions had resulted in reducing the number of commercial automobile liability claims for recent accident years, especially the number of large losses.

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

Offsetting these favorable net prior year reserve development was approximately $100 million of unfavorable premium development in middle market workers compensation, approximately $70 million of unfavorable net prior year development in programs written in CNA E&S, approximately $30 million of unfavorable net prior year development on a contractors account package policy program and approximately $20 million of unfavorable net prior year development on middle market general liability coverages. The unfavorable net prior year development on workers compensation was principally due to additional reinsurance premiums for accident years 1999 through 2001.

A CNA E&S program, covering facilities that provide services to developmentally disabled individuals, accounts for approximately $50 million of the unfavorable net prior year development. The unfavorable net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during 2002, with most of the development recorded in accident years 1999 and 2000. The other program which contributed to the CNA E&S unfavorable net prior year development covers tow truck and ambulance operators in the 2000 and 2001 accident years. This program was started in 1999. The Company expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. Reviews completed during the year resulted in estimated loss ratios on the tow truck and ambulance business that were 25 points higher than the middle market commercial automobile liability loss ratios.

The marine business recorded unfavorable net prior year development of approximately $15 million during 2002. The remaining unfavorable net prior year development for the Marine business was due principally to unfavorable net prior year development on hull and liability coverages from accident years 1999 and 2000 offset by favorable reserve development on cargo coverages recorded for accident year 2001. Reviews completed during 2002 showed additional reported losses on individual large accounts and other bluewater business that drove the unfavorable hull and liability reserve development.

The unfavorable net prior year development on contractors account package policies was the result of an actuarial review completed during 2002. Since this program is no longer being written, the Company expected that the change in reported losses would decrease each quarterly period. However, in then recent quarterly periods, the change in reported losses was higher than prior quarters, resulting in the unfavorable net prior year development.

Specialty Lines

Unfavorable net prior year development of $60 million, including $14 million of unfavorable claim and allocated claim adjustment expense reserve development and $46 million of unfavorable premium development, was recorded in 2002 for Specialty Lines. Unfavorable net prior year development of approximately $180 million was recorded for CNA HealthPro in 2002 and was driven principally by medical malpractice excess products provided to hospitals and physicians and coverages provided to long term care facilities, principally national for-profit nursing homes. Approximately $100 million of the unfavorable net prior year development was related to assumed excess products and loss portfolio transfers, and was primarily driven by unexpected increases in the number of excess claims in accident years 1999 and 2000. The percentage of total claims greater than $1 million has increased by 33%, from less than 3% of all claims to more than 4% of all claims. CNA HealthPro no longer writes assumed excess products and loss portfolio transfers.

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

Offsetting this unfavorable net prior year development was favorable net prior year development in CNA Pro and for Enron-related exposures. Programs providing professional liability coverage to accountants, lawyers and realtors primarily drove favorable net prior year development of approximately $110 million in CNA Pro. Reviews of this business completed during 2002 indicated little activity for older accident years (principally prior to 1999), which reduced the need for reserves on these years. The reported losses on these programs for accident years prior to 1999 increased by approximately $5 million during 2002. This increase compared to the total reserve at the beginning of 2002 of approximately $180 million, net of reinsurance. Additionally, favorable net prior year development of $20 million was associated with a settlement with Enron. The Company had established a $20 million reserve for accident year 2001 for an excess layer associated with Enron related surety losses; however the case was settled for less than the attachment point of this excess layer.

A $12 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties in 2002, comprised of $41 million of ceded losses and $29 million of ceded premiums for accident year 2001.

Corporate and Other Non-Core

Unfavorable net prior year development of $114 million, including $155 million of unfavorable claim and allocated claim adjustment expense reserve development and $41 million of favorable premium development, was recorded in 2002 for Corporate and Other Non-Core. The development recorded in 2002 consisted primarily of CNA Re development.

The unfavorable net prior year development recorded in 2002 related primarily to CNA Re and was the result of an actuarial review completed during 2002 and was primarily recorded in the directors and officers, professional liability errors and omissions, and surety lines of business. Several large losses, as well as continued increases in the overall average size of claims for these lines, have resulted in higher than expected loss ratios.

Additionally, during 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re’s WTC event losses, the Company performed a treaty-by-treaty analysis of exposure. The Company’s original loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re’s cedants. Information that became available in the first quarter of 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144 million was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums. Approximately $95 million of CNA Re’s net WTC loss estimate was attributable to CNA Re U.K., which was sold in 2002.

A $32 million underwriting benefit was recorded for CNA Re for the corporate aggregate reinsurance treaties in 2002. The benefit was comprised of $93 million of ceded losses and $62 million of ceded premiums for accident year 2001.

Concerns about reinsurance security, prompted in part by rating agency downgrades of several reinsurers’ financial strength ratings, have impacted the reinsurance marketplace. Many ceding companies have sought provisions for the collateralization of assumed reserves in the event of a financial strength ratings downgrade or other triggers. Before exiting the reinsurance market, CNA Re had been impacted by this trend and had entered into several contracts with rating or other triggers. Additionally, personal insurance unfavorable net prior year development of $35 million was recorded in 2002 on accident years 1997 through 1999. The unfavorable net prior year development was principally due to the then continuing policyholder defense costs associated with remaining open personal insurance claims. The unfavorable net prior year development was partially offset by favorable reserve development on other run-off business driven principally by financial and mortgage guarantee coverages from accident years 1997 and prior. The favorable net prior year development on financial and mortgage guarantee coverages resulted from a review of the underlying exposures and the outstanding losses, which showed that salvage and subrogation continues to be collected on these types of claims, thereby reducing estimated future losses net of anticipated reinsurance recoveries.

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

A portion of the premiums assumed under the IGI Program related to United States workers compensation “carve-out” business. Some of these premiums were received from John Hancock Mutual Life Insurance Company (John Hancock) under four excess of loss reinsurance treaties (the Treaties) issued by CNA Re Ltd. While John Hancock has indicated that it is not able to accurately quantify its potential exposure to its cedents on business which is retroceded to CNA, John Hancock has reported $172 million of paid and unpaid losses, under these Treaties. John Hancock is disputing portions of its assumed obligations resulting in these reported losses, and has advised CNA that it is, or has been, involved in multiple arbitrations with its own cedents, in which proceedings John Hancock is seeking to avoid and/or reduce risks that would otherwise arguably be ceded to CNA through the Treaties. John Hancock has further informed CNA that it has settled several of these disputes, but has not provided CNA with details of the settlements. To the extent that John Hancock is successful in reducing its liabilities in these disputes, that development may have an impact on the recoveries it is seeking under the Treaties from CNA.

As indicated, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program, including the United States workers compensation carve-out business ceded from John Hancock and other reinsurers. While certain reinsurers of CNA, including participants in the AAHRU Facility, disputed their liabilities under the reinsurance contracts with respect to the IGI Program, those disputes have been resolved and substantial reinsurance coverage exists for those exposures.

In addition, CNA has instituted arbitration proceedings against John Hancock in which CNA is seeking rescission of the Treaties as well as access to and the right to inspect the books and records relating to the Treaties. Based on information known at this time, CNA believes it has strong grounds to successfully challenge its alleged exposure derived from John Hancock through the ongoing arbitration proceedings. CNA has also undertaken legal action seeking to avoid portions of the remaining exposure arising out of the IGI Program.

CNA has established reserves for its estimated exposure under the IGI Program, other than that derived from John Hancock, and an estimate for recoverables from retrocessionaires. CNA has not established any reserve for any exposure derived from John Hancock because, as indicated, CNA believes the contract will be rescinded. Although the results of the Company’s various loss mitigation strategies with respect to the entire IGI Program to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty due to the complexities described above. As a result of these uncertainties, the results of operations in future periods may be adversely affected by potentially significant reserve additions. However, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. Management does not believe that any such reserve additions would be material to the equity of the Company, although results of operations may be adversely affected. The Company’s position in relation to the IGI Program was unaffected by the sale of CNA Re Ltd. in 2002.

California Wage and Hour Litigation

Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. Plaintiffs seek “overtime compensation,” “penalty wages,” and “other statutory penalties” without specifying any particular amounts. The Company has denied the material allegations of the amended complaint and intends to vigorously contest the claims.

Numerous unresolved factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known in the opinion of management, an unfavorable outcome would not materially adversely affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

CNA, along with dozens of other insurance companies, is currently a defendant in nine cases, including eight purported class actions, brought by large policyholders. The complaints differ in some respects, but generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In one federal court case, Sandwich Chef of Texas, Inc. v. Reliance National Indemnity Insurance Co., 202 F.R.D. 480 (S.D. Tex. 2001), rev’d, 319 F.3d 205 (5th Cir. 2003), cert. denied, 72 USLW 3235 (U.S. Oct 6, 2003), the United States Court of Appeals for the Fifth Circuit reversed a decision by the District Court for the Southern District of Texas certifying a multi-state class. The Company intends to vigorously contest these claims.

Numerous unresolved factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known in the opinion of management an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

APMT Reserves

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

Note H. Reinsurance

CNA assumes and cedes reinsurance to other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet their obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements.

Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Treaty reinsurance is purchased to protect specific lines of business such as property, workers compensation, and professional liability. Corporate catastrophe reinsurance is also purchased for property and workers compensation exposure. Most treaty reinsurance is purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines.

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

Interest cost on funds withheld and other deposits is credited during all periods in which a funds withheld liability exists. Pretax interest cost, which is included in net investment income, was $267 million, $344 million and $239 million in 2004, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,570 million and $2,789 million at December 31, 2004 and 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. Additionally, on the corporate aggregate reinsurance treaties discussed below, if the Company exceeds certain aggregate loss ratio thresholds, the rate on which interest charges are accrued would increase and be retroactively applied to the inception of the contract or to a specified date. Any such retroactive interest is accrued in the period the additional premiums arise or the loss ratio thresholds are met. The amount of retroactive interest, included in the totals above, was $46 million, $147 million and $10 million in 2004, 2003 and 2002.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

The following table summarizes the amounts receivable from reinsurers at December 31, 2004 and 2003.

Components of reinsurance receivables

(In millions)	December 31, 2004	December 31, 2003
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$13,984	$14,216
Ceded future policy benefits	1,260	1,218
Ceded policyholders’ funds	65	7
Billed reinsurance receivables	685	813

Reinsurance receivables	15,994	16,254
Allowance for uncollectible reinsurance	(531)	(573)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$15,463	$15,681

The Company has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $531 million and $573 million at December 31, 2004 and 2003. The net decrease in the allowance was primarily due to a release of a previously established allowance related to The Trenwick Group resulting from the execution of commutation agreements, partially offset by a net increase in the allowance for other reinsurance receivables. The provision for uncollectible reinsurance receivables is presented as a component of “Insurance claims and policyholders’ benefits” on the Consolidated Statements of Operations.

Prior to the April of 2004 sale of its individual life and annuity business to Swiss Re, CNA had reinsured a portion of this business through coinsurance, yearly renewable term and facultative programs to various reinsurers. As a result of the sale of the individual life and annuity business, 100% of the net reserves were reinsured to Swiss Re. Subject to certain exceptions, Swiss Re assumed the credit risk of the business that was previously reinsured to other carriers. As of December 31, 2004, CNA ceded $1,012 million of future policy benefits to Swiss Re. In connection with the sale of the group benefits business, CNA ceded insurance reserves to Hartford. As of December 31, 2004 and 2003, these ceded reserves were $1,726 million and $1,473 million.

The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $4,561 million and $5,255 million at December 31, 2004 and 2003.

In 2003, the Company commuted all remaining ceded and assumed reinsurance contracts with four Gerling entities. The commutations resulted in a pretax loss of $109 million, which was net of a previously established allowance for doubtful accounts of $47 million. The Company has no further exposure to the Gerling companies that are in run-off.

CNA’s largest recoverables from a single reinsurer at December 31, 2004, including prepaid reinsurance premiums, were approximately $2,236 million from subsidiaries of The Allstate Corporation (Allstate), $2,163 million from subsidiaries of Swiss Reinsurance Group, $1,843 million from subsidiaries of Hannover Reinsurance (Ireland), Ltd., $1,726 million from Hartford Life Group Insurance Company, $944 million from American Reinsurance Company, and $603 million from subsidiaries of the Berkshire Hathaway Group.

Insurance claims and policyholders’ benefits reported in the Consolidated Statements of Operations are net of reinsurance recoveries of $5,789 million, $6,325 million and $4,164 million for 2004, 2003 and 2002.

The effects of reinsurance on earned premiums and written premiums for the years ended December 31, 2004, 2003 and 2002 are shown in the following tables.

Components of Earned Premiums

					Assumed/
(In millions)	Direct	Assumed	Ceded	Net	Net %
2004 Earned Premiums
Property and casualty	$10,739	$199	$3,634	$7,304	2.7%
Accident and health	1,228	63	507	784	8.0
Life	419	–	298	121	–

Total earned premiums	$12,386	$262	$4,439	$8,209	3.2%

2003 Earned Premiums
Property and casualty	$10,661	$726	$4,452	$6,935	10.5%
Accident and health	1,602	92	59	1,635	5.6
Life	1,102	7	465	644	1.0

Total earned premiums	$13,365	$825	$4,976	$9,214	9.0%

2002 Earned Premiums
Property and casualty	$9,694	$946	$3,812	$6,828	13.9%
Accident and health	2,612	153	15	2,750	5.6
Life	1,089	(5)	449	635	(0.7)

Total earned premiums	$13,395	$1,094	$4,276	$10,213	10.7%

Included in the direct and ceded earned premiums for the years ended December 31, 2004, 2003 and 2002 are $3,293 million, $2,652 million and $2,305 million related to business that is 100% reinsured as a result of business dispositions and a significant captive program.

Components of Written Premiums

					Assumed/
(In millions)	Direct	Assumed	Ceded	Net	Net %
2004 Written Premiums
Property and casualty	$10,289	$48	$3,376	$6,961	0.7%
Accident and health	1,241	62	508	795	7.8
Life	426	–	305	121	–

Total written premiums	$11,956	$110	$4,189	$7,877	1.4%

2003 Written Premiums
Property and casualty	$10,880	$649	$4,450	$7,079	9.2%
Accident and health	1,601	92	59	1,634	5.6
Life	1,098	6	465	639	1.0

Total written premiums	$13,579	$747	$4,974	$9,352	8.0%

2002 Written Premiums
Property and casualty	$9,978	$953	$3,936	$6,995	13.6%
Accident and health	2,618	187	13	2,792	6.7
Life	1,091	(5)	449	637	(0.7)

Total written premiums	$13,687	$1,135	$4,398	$10,424	10.9%

The impact of reinsurance on life insurance inforce at December 31, 2004, 2003 and 2002 is shown in the following table.

Components of Life Insurance Inforce

(In millions)	Direct	Assumed	Ceded	Net
2004 (a)	$56,610	$35	$54,486	$2,159
2003	388,380	588	295,659	93,309
2002	423,151	14,600	340,520	97,231

(a)	The decline in gross inforce is attributable to the sales of the group benefits and the individual life businesses.

For 2002, the Company entered into a corporate aggregate reinsurance treaty covering substantially all of the Company’s property and casualty lines of business (the 2002 Cover). Ceded premium related to the reinsurer’s margin of $10 million was recorded in 2002. No losses were ceded under this contract, and the 2002 Cover was commuted as of December 31, 2002.

The Company has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. Also, if an additional aggregate loss ratio threshold is exceeded, additional premiums of 10% of amounts in excess of the aggregate loss ratio threshold are to be paid retroactively with interest.

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

The impact of the Aggregate Cover was as follows:

Impact of Aggregate Cover

Year ended December 31 (In millions)	2004	2003	2002
Ceded earned premium	$(1)	$(258)	$–
Ceded claim and claim adjustment expenses	–	500	–
Interest charges	(82)	(147)	(51)

Pretax benefit (expense)	$(83)	$95	$(51)

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the

CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld are accrued at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. The aggregate loss ratio exceeded that threshold in 2004 which required retroactive interest charges on funds withheld of $46 million. During 2003, as a result of unfavorable development related to accident year 2001, the CCC Cover was fully utilized.

At the Company’s discretion, the contract can be commuted annually on the anniversary date of the contract. The CCC Cover requires mandatory commutation on December 31, 2010, if the agreement has not been commuted on or before such date. Upon mandatory commutation of the CCC Cover, the reinsurer is required to release to the Company the existing balance of the funds withheld account if the unpaid ultimate ceded losses at the time of commutation are less than or equal to the funds withheld account balance. If the unpaid ultimate ceded losses at the time of commutation are greater than the funds withheld account balance, the reinsurer will release the existing balance of the funds withheld account and pay CNA the present value of the projected amount the reinsurer would have had to pay from its own funds absent a commutation. The present value is calculated using 1-year LIBOR as of the date of the commutation.

The impact of the CCC Cover was as follows:

Impact of CCC Cover

Year ended December 31 (In millions)	2004	2003	2002
Ceded earned premium	$–	$(100)	$(101)
Ceded claim and claim adjustment expenses	–	143	148
Interest charges	(91)	(59)	(37)

Pretax (expense) benefit	$(91)	$(16)	$10

Note I. Debt

Debt is composed of the following obligations.

Debt

December 31 (In millions)	2004	2003
Variable rate debt:
Credit facility – CNA Surety, due September 30, 2005	$25	$30
Term loan – CNA Surety, due through September 30, 2005	10	20
Debenture – CNA Surety, face amount of $31, due April 29, 2034	30	–
Credit facility – CNAF, due April 30, 2004	–	250
Senior notes:
6.500%, face amount of $493, due April 15, 2005	493	492
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	69
5.850%, face amount of $549, due December 15, 2014	546	–
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Capital leases, 10.400%-11.500%, due through December 31, 2011	–	33
Other debt, 1.000%-11.500%, due through 2019	47	23
Surplus notes:
Encompass Insurance Company of America (EICA) surplus note, face amount of $50, due March 31, 2006	50	–

Total debt	$2,257	$1,904

Short term debt	$531	$263
Long term debt	1,726	1,641

Total debt	$2,257	$1,904

In December of 2004, CNA acquired three buildings which previously were leased under capital leases. As part of that transaction, CNA directly assumed the underlying debt obligation which the lessor of the three buildings owed.

In February of 2004, CCC issued $346 million in surplus notes related to the Life and Group sales. CNA received insurance regulatory approval for the repayment of a $300 million CCC Life surplus note, and repaid the note, including accrued interest, on June 16, 2004. CNA received insurance regulatory approval for the repayment of the $46 million CCC Group surplus note and repaid the note, including accrued interest, on December 15, 2004.

On December 15, 2004 CNAF completed its sale of $549 million of 5.85% ten-year senior notes in a public offering. During 2004, Encompass Insurance Company of America (EICA), a wholly owned subsidiary of the Company, sold a $50 million surplus note to Allstate Insurance Company. The EICA note bears interest semi-annually at 2.5% per annum and is due on March 31, 2006. CNA plans to seek approval from the insurance regulatory authority for repayment of the surplus note at maturity.

In May of 2004, CNA Surety, a 64% owned and consolidated subsidiary of CNA, issued privately, through a wholly-owned trust, $30 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a thirty-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (Issuer Trust). The sole asset of the Issuer Trust consists of a $31 million junior subordinated debenture issued by CNA Surety to the Issuer Trust. The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of December 31, 2004, the interest rate on the junior subordinated debenture was 5.7%.

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

Under the amended credit facility agreement, CNA Surety pays a facility fee of 35.0 basis points on the revolving credit portion of the facility, interest at LIBOR plus 90 basis points, and for utilization greater than 50% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At December 31, 2004, the weighted-average interest rate on the $35 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees, was 3.3%. Effective January 30, 2003, CNA Surety entered into a swap agreement on the term loan portion of the agreement which uses the 3-month LIBOR to determine the swap increment. As a result, the effective interest rate on the $10 million in outstanding borrowings on the term loan was 2.77% at December 31, 2004. On the $25 million revolving credit agreement, the effective interest rate at December 31, 2004 was 3.49%.

The combined aggregate maturities for debt at December 31, 2004 are presented in the following table.

Maturity of Debt

(In millions)
2005	$531
2006	304
2007	12
2008	354
2009	5
Thereafter	1,061
Less original issue discount	(10)

Total	$2,257

Note J. Benefit Plans

Pension and Postretirement Healthcare and Life Insurance Benefit Plans

CNAF and certain subsidiaries sponsor noncontributory pension plans typically covering full-time employees age 21 or over who have completed at least one year of service. Effective January 1, 2000, the CNA Retirement Plan was closed to new participants; instead, retirement benefits are provided to these employees under the Company’s savings plans discussed below. While the terms of the plans vary, benefits are generally based on years of credited service and the employee’s highest 60 consecutive months of compensation. CNA uses December 31 as the measurement date for the majority of its plans.

CNA’s funding policy is to make contributions in accordance with applicable governmental regulatory requirements. The assets of the plans are invested primarily in U.S. government and mortgage-backed securities with the balance in short term investments, equity securities and limited partnerships.

CNA provides certain healthcare and life insurance benefits to eligible retired employees, their covered dependents and their beneficiaries. The funding for these plans is generally to pay covered expenses as they are incurred.

In September of 2004, the Company announced significant changes to the CNA Retiree Health and Group Benefits plan affecting current and future retirees. Benefit changes were effective January 1, 2005 and include: elimination of dental plan subsidy, elimination of Medicare Part B premium reimbursement, reduction of retiree life insurance to a maximum of $10,000 per retiree and elimination of various medical plan options. The effects of these changes are reflected in the 2004 actuarial valuation beginning October 1, 2004, resulting in a reduction to the accumulated postretirement benefit obligation of $137 million at December 31, 2004 and a reduction in the net periodic benefit cost of $5 million for the year ended December 31, 2004.

In 2000 approximately 60% of CCC’s eligible employees elected to forego earning additional benefits in CNA’s defined benefit pension plan. These employees maintain an “accrued pension account” within the defined benefit pension plan that is credited with interest annually at the 30-year treasury rate. Instead, employees who elected to discontinue accruing benefits in the defined benefit pension plan receive certain enhanced employer contributions in the CNA Savings and Capital Accumulation Plan (discussed below). Employees hired on or after January 1, 2000 are not eligible to participate in CNA’s defined benefit pension plan.

The following table provides a reconciliation of benefit obligations.

Benefit Obligations and Accrued Benefit Costs

	Pension Benefits		Postretirement Benefits
(In millions)	2004	2003	2004	2003
Benefit obligation at January 1	$2,403	$2,243	$345	$385
Changes in benefit obligation:
Service cost	31	33	4	7
Interest cost	145	146	17	22
Participants’ contributions	–	–	9	8
Plan amendments	–	1	(138)	(30)
Actuarial gain (loss)	104	150	(26)	(16)
Curtailment/settlement	2	(25)	–	–
Benefits paid	(164)	(151)	(31)	(31)
Foreign currency translation	6	6	–	–

Benefit obligations at December 31	2,527	2,403	180	345

Fair value of plan assets at January 1	1,988	1,938	–	–
Change in plan assets:
Actual return on plan assets	164	200	–	–
Company contributions	37	25	22	23
Participants’ contributions	–	–	9	8
Curtailment/settlement	(1)	(28)	–	–
Benefits paid	(164)	(151)	(31)	(31)
Foreign currency translation	5	4	–	–

Fair value of plan assets at December 31	2,029	1,988	–	–

Funded status	(498)	(415)	(180)	(345)
Unrecognized net actuarial loss	468	390	77	108
Unrecognized prior service cost (benefit)	9	11	(202)	(85)

Prepaid (accrued) benefit cost	$(21)	$(14)	$(305)	$(322)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$21	$10	$–	$–
Accrued benefit liability	(352)	(235)	(305)	(322)
Intangible assets	11	13	–	–
Accumulated other comprehensive income	299	198	–	–

Prepaid (accrued) benefit cost	$(21)	$(14)	$(305)	$(322)

The accumulated benefit obligation for all defined benefit pension plans was $2,318 million and $2,214 million at December 31, 2004 and 2003.

The components of net periodic benefit costs are presented in the following table.

Years ended December 31 (In millions)	2004	2003	2002
Pension benefits
Service cost	$31	$33	$34
Interest cost on projected benefit obligation	145	146	141
Expected return on plan assets	(152)	(146)	(141)
Prior service cost amortization	2	3	3
Actuarial loss	13	8	4
Curtailment gain	–	–	(8)
Settlement loss	5	8	11

Net periodic pension cost	$44	$52	$44

Postretirement benefits
Service cost	$4	$6	$5
Interest cost on projected benefit obligation	17	22	25
Prior service cost amortization	(20)	(16)	(16)
Actuarial loss	3	4	5

Net periodic postretirement cost	$4	$16	$19

Pension benefits
Increase (decrease) in minimum liability included in other comprehensive income	$101	$176	$(2)

Weighted-average actuarial assumptions used at December 31, 2004, 2003, and 2002 to determine benefit obligations are set forth in the following table.

Weighted-Average Actuarial Assumptions for Benefit Obligations

December 31	2004	2003	2002
Pension benefits
Discount rate	5.875%	6.25%	6.75%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increases	5.83	5.83	5.83
Postretirement benefits
Discount rate	5.875%	6.25%	6.75%

Weighted-average actuarial assumptions used to determine net cost for the years ended December 31, 2004, 2003 and 2002 are set forth in the following table.

Weighted-Average Actuarial Assumptions for Net Cost

December 31	2004	2003	2002
Pension benefits
Discount rate	6.22%	6.75%	7.25%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increases	5.83	5.83	5.83
Postretirement benefits
Discount rate	6.19%	6.75%	7.25%

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

The Company has limited its share of the health care trend rate to a cost-of-living adjustment not to exceed 4% per year. The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 4% per year in 2004, 2003 and 2002. The healthcare cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase in the assumed healthcare cost trend rate of 1% in each year would have no impact on the accumulated postretirement benefit obligation or the aggregate net periodic postretirement benefit cost for 2004 as the cost-of-living adjustment is estimated to be 4% which is the maximum contractual benefit. A decrease in the assumed healthcare cost trend rate of 1% in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2004 by $9 million and the aggregate net periodic postretirement benefit cost for 2004 by $1 million.

The Company’s pension plan weighted-average asset allocation at December 31, 2004 and 2003, by asset category, is as follows:

Pension Plan Assets

	Percentage of Plan Assets
	December 31,
	2004	2003
Asset Category
Fixed maturity securities	47%	56%
Equity securities	17	13
Limited Partnerships	15	11
Short term investments	21	20

Total	100%	100%

CNA employs a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity, equity and short-term securities. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated future minimum benefit payments to participants at December 31, 2004.

Estimated Future Benefit Payments to Participants

	Pension	Postretirement
(In millions)	Benefits	Benefits
2005	$137	$15
2006	138	14
2007	139	14
2008	141	13
2009	144	13
Thereafter	777	71

Total	$1,476	$140

In 2005, CNA expects to contribute $7 million to its pension plan and $14 million to its postretirement healthcare and life insurance benefit plans.

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

Benefit expense for the Company’s savings plans was $49 million, $57 million and $51 million in 2004, 2003 and 2002.

Stock Options

The Board of Directors approved the CNA Long Term Incentive Plan (the LTI Plan) during 1999 and subsequently merged it with the CNA Financial Corporation Incentive Compensation Plan in February 2000. The LTI Plan authorizes the grant of options to certain management personnel for up to 2.0 million shares of the Company’s common stock. All options granted have ten-year terms and vest ratably over the four-year period following the date of grant. The number of shares available for the granting of options under the LTI Plan as of December 31, 2004, was approximately 0.5 million.

The following table presents activity under the LTI Plan during 2004, 2003 and 2002.

Option Plan Activity

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Option		Option		Option
	Number	Price per	Number	Price per	Number	Price per
	Of Shares	Share	Of Shares	Share	Of Shares	Share
Balance at January 1	1,434,800	$29.97	1,146,850	$31.80	892,100	$33.43
Options granted	350,400	26.30	384,000	24.61	440,200	28.93
Options exercised	(2,900)	26.28	–	–	–	–
Options forfeited	(308,300)	29.63	(96,050)	30.51	(185,450)	32.79

Balance at December 31	1,474,000	$29.17	1,434,800	$29.97	1,146,850	$31.80

Options exercisable at December 31	827,450	$31.16	551,575	$32.73	306,975	$33.63

Weighted-average fair value per share of options granted		$7.74		$5.43		$6.45

The weighted-average remaining contractual life of options outstanding as of December 31, 2004, was seven years, and the range of exercise prices on those options was $21.77 to $37.45.

The fair value of granted options was estimated at the grant date using the Black-Scholes option-pricing model. The weighted-average fair value of options granted during each of the three years ended December 31, 2004, 2003 and 2002 was $3 million, $2 million and $3 million. The following weighted-average assumptions were used for the years ended December 31, 2004, 2003 and 2002: risk free interest rate of 3.7%, 2.7%, and 4.0%; expected dividend yield of 0%; and expected option life of five years. The weighted-average assumption for the expected stock price volatility was 24.8%, 25.0% and 25.2% for the years ended December 31, 2004, 2003 and 2002.

CNA Surety has reserved shares of its common stock for issuance to directors, officers and employees of CNA Surety through incentive stock options, non-qualified stock options and stock appreciation rights under separate plans (CNA Surety Plans). The CNA Surety Plans have an aggregate number of 0.7 million shares available for which options may be granted. At December 31, 2004, approximately 1.7 million options were outstanding under these plans.

Note K. Operating Leases, Other Commitments and Contingencies, and Guarantees

Operating Leases

CNA occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates through 2009. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expense for the years ended December 31, 2004, 2003 and 2002 was $70 million, $66 million, and $78 million. Lease and sublease revenues for the years ended December 31, 2004, 2003 and 2002 were $7 million, $6 million, and $9 million. CCC and CAC remain contingently liable under two ground leases covering a portion of an office building property sold in 2003. Although the two leases expire in 2058, CCC and CAC have certain collateral, as well as certain contractual rights and remedies, in place to minimize any exposure that may arise from the new owner’s failure to comply with its obligations under the ground leases.

The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with future minimum sublease receipts to be received on owned and leased properties at December 31, 2004.

Future Minimum Lease Payments and Sublease Receipts

	Future	Future
	Minimum	Minimum
	Lease	Sublease
(In millions)	Payments	Receipts
2005	$64	$4
2006	55	3
2007	46	1
2008	33	1
2009	23	1
Thereafter	72	4

Total	$293	$14

CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees are approximately $8 million at December 31, 2004.

The Company holds an investment in a real estate joint venture that is accounted for on the equity basis of accounting. CNA on a joint and several basis with other unrelated insurance company shareholders have committed to continue funding the operating deficits of this joint venture. Additionally, CNA and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building which expires in 2016.

The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2004 that the Company could be required to pay under this guarantee is approximately $312 million. If CNA was required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

Other Commitments and Contingencies

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2004 and 2003, there were approximately $47 million and $58 million of outstanding letters of credit.

The Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $36 million. Estimated future minimum payments under these contracts are as follows: $19 million in 2005, $11 million in 2006 and $6 million in 2007.

The Company currently has an agreement in place for services to be rendered in relation to employee benefits, administration and consulting. If the Company terminates this agreement without cause, or the agreement is terminated due to the Company’s default, prior to the end of any renewal term, the Company shall pay the greater of fifteen percent of the average monthly fees related to such services for the remainder of the term, or the specified minimum termination fee for the year. The minimum termination fee for the year ended December 31, 2005 is $9 million.

During 2002, CNAF sold $750 million of a new issue of preferred stock, designated Series H Cumulative Preferred Issue (Series H Issue), to Loews. The Series H Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of December 31, 2004, the Company had $127 million of undeclared (and therefore unrecorded) but accumulated dividends.

Guarantees

The Company has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. The Company would be required to make payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30 million at December 31, 2004.

CNA has provided guarantees of the indebtedness of certain of its independent insurance producers, which expire in 2008. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company holds an interest in and to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7 million at December 31, 2004.

In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2004, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $950 million.

In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2004, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2004, the Company has recorded approximately $21 million of liabilities related to these indemnification agreements.

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

Note L. Stockholders’ Equity and Statutory Financial Information

Capital stock (in whole numbers) is composed of the following:

Summary of Capital Stock

December 31	2004	2003
Preferred stock, without par value, non-voting
Authorized	12,500,000	12,500,000
Issued and outstanding:
Series H (stated value $100,000 per share, held by Loews)	7,500	7,500
Series I (stated value $23,200 per share, held by Loews)	–	32,327
Common stock, par value $2.50
Authorized	500,000,000	500,000,000
Issued	258,177,285	225,850,270
Outstanding	255,953,958	223,617,337
Treasury stock	2,223,327	2,232,933

On April 20, 2004, CNAF issued 32,327,015 shares of common stock to Loews in conjunction with the conversion of the $750 million Series I convertible preferred stock issued during 2003. The number of shares was determined utilizing a conversion price per share of common stock that was based on average market prices of CNAF common stock from November 17, 2003 through November 21, 2003. The Series I convertible preferred stock was sold to Loews during 2003 and the proceeds were applied by CNAF to increase the statutory surplus of CNAF’s principal insurance subsidiary, CCC.

During 2002, CNAF sold $750 million of a then new issue of preferred stock, designated Series H Cumulative Preferred Issue (Series H Issue), to Loews. The terms of the Series H Issue were approved by a special committee of independent members of CNAF’s Board of Directors. The proceeds from the Series H Issue were applied by CNAF to increase the statutory surplus of CNAF’s principal insurance subsidiary, CCC.

The Series H Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. It will be adjusted quarterly to a rate equal to 400 basis points above the ten-year U.S. Treasury rate beginning with the quarterly dividend after the first triggering event to occur of either (i) an increase by two intermediate rating levels of the financial strength rating of CCC from its rating at the time of issuance by any of A.M. Best Company, Standard & Poor’s or Moody’s or (ii) one year following an increase by one intermediate rating level of the financial strength rating of CCC by any one of those rating agencies. Accrued but unpaid cumulative dividends cannot be paid on the Series H Issue unless and until one of the two triggering events described above has occurred. Beginning with the quarter following an increase of one intermediate rating level in CCC’s financial strength rating, however, current (but not accrued cumulative) quarterly dividends can be paid. As of December 31, 2004, the Company has $127 million of undeclared (and therefore unrecorded) but accumulated dividends.

The Series H Issue is senior to CNAF’s common stock as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up. No dividends may be declared on CNAF’s common stock until all cumulative dividends on the Series H Issue have been paid. CNAF may not issue any equity securities ranking senior to or on par with the Series H Issue without the consent of a majority of its stockholders. The Series H Issue is non-voting and is not convertible into any other securities of CNAF. It may be redeemed only upon the mutual agreement of CNAF and a majority of the stockholders of the preferred stock.

CNA’s Board of Directors has approved a Share Repurchase Program to purchase, in the open market or through privately negotiated transactions, its outstanding common stock, as Company management deems appropriate. No shares of common stock were purchased during 2004 or 2003.

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

During 2003 and 2004, CCC received approval from its domiciliary state insurance department for a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus in 2003 or 2004.

During 2003, two of the Company’s insurance subsidiaries received approval from their respective domiciliary state insurance departments for two permitted practices related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. The two permitted practices allowed CCC to reflect in its financial statements the statutory provision for reinsurance attributable to The Continental Insurance Company (CIC) as a result of a reinsurance agreement implemented in the fourth quarter of 2003 between these two companies. During 2004, the Company’s subsidiaries continued to utilize this accounting treatment with the approval of the respective domiciliary state insurance departments. However, in 2004 it was determined by the domiciliary state insurance departments that this accounting treatment is no longer considered a permitted practice. This accounting treatment had no effect on the combined statutory surplus for these two subsidiaries in 2004 or 2003.

During 2004, CIC received approval from its domiciliary state insurance department for a permitted practice that allows CIC to classify voluntary pools as authorized, that are unauthorized in South Carolina but were classified as authorized in New Hampshire, CIC’s former state of domicile, in order to allow credit for the related reinsurance balances. Due to CIC’s redomestication to South Carolina effective January 1, 2004, this permitted practice was requested and has been granted for the reporting periods March 31, 2004 through December 31, 2004. This permitted practice was intended to allow CIC time to work with its domiciliary state insurance department to better understand the appropriate treatment of voluntary pools for Schedule F purposes on a South Carolina basis. The Company has now determined that pool members representing approximately 80% of the participation in the underlying pools are either currently licensed or authorized in the State of South Carolina. As of December 31, 2004, the ceded reserve credit for the entire reinsurance recoverable from voluntary pools classified as authorized is $306 million. The impact of this permitted practice on CIC’s statutory surplus has not been fully quantified as the Company’s review with its domiciliary state insurance department is still in process.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation – Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2004, CCC is in a negative earned surplus position. In December of 2004, the Department approved extraordinary dividend capacity of $125 million to be used to fund the CNAF’s 2005 debt service requirements. It is anticipated that CCC will be in a positive earned surplus position at the end of the first quarter of 2005 and be able to begin paying ordinary dividends in the second quarter of 2005 as a result of a $500 million dividend received from its subsidiary, CAC, on February 11, 2005.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2004 and 2003, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

As a result of the adverse charges taken in 2003, a capital plan was developed which involved, among other actions, the issuance of CCC surplus notes to Loews. Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. All payments of interest and principal on these notes are subject to the prior approval of the Illinois Insurance Department. Surplus notes are included as surplus for statutory accounting purposes, but are classified as debt instruments under GAAP. The CCC surplus notes issued in February of 2004 were repaid to Loews as of December 31, 2004.

Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life and group insurance subsidiaries, were as follows.

Preliminary Statutory Information

	Statutory Capital and Surplus		Statutory Net (Loss) Income
	December 31 (a)		Years Ended December 31
(In millions)	2004	2003	2004	2003	2002
Property and casualty companies	$6,998	$6,170	$661	$(1,484)	$731
Life and group insurance companies	1,178	707	334	115	37

(a)	Surplus includes the property and casualty companies’ equity ownership of the life and group company(ies)’ capital and surplus.

Note M. Comprehensive Income

Comprehensive income (loss) is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as owners. The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)

Years ended December 31 (In millions)	2004	2003	2002
Net income (loss)	$441	$(1,433)	$155

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains arising during the period	486	262	305
Net unrealized gains/losses at beginning of period included in realized gains/losses during the period	(637)	199	237

Net change in unrealized gains/losses on general account investments	(151)	461	542
Net change in unrealized gains on separate accounts and other	(66)	6	53
Foreign currency translation adjustment	22	50	(18)
Net change in derivative instruments designated as cash flow hedge	(4)	–	–
Net change in minimum pension liability	(101)	(176)	2
Allocation to participating policyholders’ and minority interests	19	(7)	(19)

Other comprehensive income (loss), before tax and cumulative effect of change in accounting principles	(281)	334	560
Deferred income tax (expense) benefit related to other comprehensive income (loss)	90	(97)	(182)

Other comprehensive income (loss), net of tax	(191)	237	378

Total comprehensive income (loss)	$250	$(1,196)	$533

In the preceding table, deferred income tax benefit and expense related to other comprehensive income is attributable to each of the components of other comprehensive income in equal proportion except for the foreign currency translation adjustment, for which there are no deferred taxes.

The following table displays the components of accumulated other comprehensive income included in the Consolidated Balance Sheets.

Accumulated Other Comprehensive Income

December 31 (In millions)	2004	2003
Cumulative foreign currency translation adjustment	$63	$41
Minimum pension liability, net of tax of $105 and $69	(194)	(129)
Net unrealized gains on investments and other, net of tax of $430 and $484	781	929

Accumulated other comprehensive income	$650	$841

Note N. Business Segments

As a result of the Company’s decisions to focus on property and casualty operations and to exit certain businesses, the Company revised its reportable segment structure in the first quarter of 2004 to reflect the changes in its core operations and how management makes business decisions. CNA’s core property and casualty insurance operations are now reported in two business segments: Standard Lines and Specialty Lines. CNA’s non-core operations are managed in two segments: Life and Group Non-Core and Corporate and Other Non-Core. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S. as well as globally. Specialty Lines provides a broad array of professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Corporate and Other Non-Core primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Re (formerly a stand-alone property and casualty segment). This segment also includes the results related to the centralized adjusting and settlement of APMT claims as well as the results of CNA’s participation in voluntary insurance pools, which are primarily in run-off, and various other non-insurance operations. Prior period segment disclosures have been conformed to the current year presentation.

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

All significant intrasegment income and expense has been eliminated. Standard Lines’ other revenues and expenses include revenues for services provided by CNA ClaimsPlus and RSKCo to other units within the Standard Lines segment that are eliminated at the consolidated level. Intrasegment revenue and expenses eliminated at the consolidated level were approximately $93 million, $116 million and $130 million for the years ended December 31, 2004, 2003 and 2002.

Income taxes have been allocated on the basis of the taxable income of the segments.

Approximately 5.0%, 3.2% and 3.5% of CNA’s gross written premiums were derived from outside the United States, primarily the United Kingdom, for the years ended December 31, 2004, 2003 and 2002. Gross written premiums from the United Kingdom were approximately 2.3%, 1.8% and 1.7% of CNA’s premiums for the years ended December 31, 2004, 2003 and 2002. Gross written premiums from any individual foreign country, other than the United Kingdom, were not significant.

In the following three tables, certain financial measures are presented to provide information used by management to monitor the Company’s operating performance. Management utilizes these financial measures to monitor the Company’s insurance operations and investment portfolio. Net operating income, which is derived from certain income statement amounts, is used by management to monitor performance of the Company’s insurance operations. The Company’s investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions related to the sale or impairment of investments that produce realized gains and losses. Net realized investment gains and losses are comprised of after-tax realized investment gains and losses net of participating policyholders’ and minority interests.

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

				Corporate
	Standard	Specialty	Life and Group	and Other
Year ended December 31, 2004 (In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Net earned premiums	$4,917	$2,277	$921	$128	$(34)	$8,209
Net investment income	495	246	692	241	–	1,674
Other revenues	129	121	91	40	(86)	295

Total operating revenues	5,541	2,644	1,704	409	(120)	10,178

Claims, benefits and expenses:
Net incurred claims and benefits	3,478	1,441	1,372	165	(21)	6,435
Policyholders’ dividends	9	5	(3)	–	–	11
Amortization of deferred acquisition costs	1,109	506	36	29	–	1,680
Other insurance related expenses	593	88	291	10	(13)	969
Other operating expenses	94	113	76	141	(86)	338

Total claims, benefits and expenses	5,283	2,153	1,772	345	(120)	9,433

Operating income (loss) from continuing operations before income tax and minority interest	258	491	(68)	64	–	745
Income tax (expense) benefit on operating income	(27)	(150)	39	14	–	(124)
Minority interest	(10)	(17)	–	–	–	(27)

Net operating income (loss) from continuing operations	221	324	(29)	78	–	594

Realized investment gains (losses), net of participating policyholders’ and minority interests	219	84	(615)	64	–	(248)
Income tax (expense) benefit on realized investment gains (losses)	(80)	(30)	230	(25)	–	95

Net income (loss)	$360	$378	$(414)	$117	$–	$441

Reinsurance receivables	$5,135	$1,682	$3,284	$5,893	$–	$15,994

Insurance receivables	$2,013	$340	$153	$61	$–	$2,567

Insurance reserves:
Claim and claim adjustment expense	$14,302	$4,860	$3,680	$8,678	$–	$31,520
Unearned premiums	1,978	1,546	164	834	–	4,522
Future policy benefits	–	–	5,883	–	–	5,883
Policyholders’ funds	43	–	1,682	–	–	1,725

Deferred acquisition costs	$444	$285	$537	$2	$–	$1,268

				Corporate
	Standard	Specialty	Life and Group	and Other
Year ended December 31, 2003 (In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Net earned premiums	$4,530	$1,840	$2,376	$582	$(114)	$9,214
Net investment income	407	201	821	218	–	1,647
Other revenues	199	116	163	36	(119)	395

Total operating revenues	5,136	2,157	3,360	836	(233)	11,256

Claims, benefits and expenses:
Net incurred claims and benefits	4,442	1,648	2,384	1,814	(115)	10,173
Policyholders’ dividends	100	3	10	1	–	114
Amortization of deferred acquisition costs	1,195	408	224	138	–	1,965
Other insurance related expenses	741	100	530	40	–	1,411
Other operating expenses	197	101	66	159	(118)	405

Total claims, benefits and expenses	6,675	2,260	3,214	2,152	(233)	14,068

Operating income (loss) from continuing operations before income tax and minority interest	(1,539)	(103)	146	(1,316)	–	(2,812)
Income tax (expense) benefit on operating income	592	59	(33)	470	–	1,088
Minority interest	(4)	10	–	–	–	6

Net operating income (loss) from continuing operations	(951)	(34)	113	(846)	–	(1,718)

Realized investment gains (losses), net of participating policyholders’ and minority interests	361	114	(141)	126	–	460
Income tax (expense) benefit on realized investment gains (losses)	(127)	(40)	33	(41)	–	(175)

Net income (loss)	$(717)	$40	$5	$(761)	$–	$(1,433)

Reinsurance receivables	$5,508	$1,497	$2,999	$6,250	$–	$16,254

Insurance receivables	$2,264	$320	$282	$216	$–	$3,082

Insurance reserves:
Claim and claim adjustment expense	$14,282	$4,200	$3,576	$9,672	$–	$31,730
Unearned premiums	2,267	1,480	153	1,100	–	5,000
Future policy benefits	–	–	8,161	–	–	8,161
Policyholders’ funds	79	3	522	(3)	–	601

Deferred acquisition costs	$499	$257	$1,745	$32	$–	$2,533

				Corporate
	Standard	Specialty	Life and Group	and Other	Elimi-
Year ended December 31, 2002 (In millions)	Lines	Lines	Non-Core	Non-Core	nations	Total
Net earned premiums	$4,678	$1,451	$3,408	$714	$(38)	$10,213
Net investment income	475	172	821	262	–	1,730
Other revenues	355	108	199	79	(146)	595

Total operating revenues	5,508	1,731	4,428	1,055	(184)	12,538

Claims, benefits and expenses:
Net incurred claims and benefits	3,418	1,066	3,210	681	(41)	8,334
Policyholders’ dividends	73	3	10	–	–	86
Amortization of deferred acquisition costs	1,125	349	162	155	–	1,791
Other insurance related expenses	354	77	630	163	(131)	1,093
Other operating expenses	308	94	103	185	(12)	678

Total claims, benefits and expenses	5,278	1,589	4,115	1,184	(184)	11,982
Restructuring and other related charges	(8)	(1)	(1)	(27)	–	(37)

Operating income (loss) from continuing operations before income tax and minority interest	238	143	314	(102)	–	593
Income tax (expense) benefit on operating income	(56)	(40)	(108)	33	–	(171)
Minority interest	(13)	(13)	–	–	–	(26)

Net operating income (loss) from continuing operations	169	90	206	(69)	–	396

Realized investment gains (losses), net of participating policyholders’ and minority interests	(119)	(39)	(175)	81	–	(252)
Income tax (expense) benefit on realized investment gains (losses)	40	14	60	(11)	–	103
Loss from discontinued operations, net of tax of $9	–	–	(35)	–	–	(35)
Cumulative effect of a change in accounting principle, net of tax of $7	(43)	(5)	(8)	(1)	–	(57)

Net income	$47	$60	$48	$–	$–	$155

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ and minority interests.

Revenue by Line of Business

Years ended December 31 (In millions)	2004	2003	2002
Standard Lines
Property	$664	$668	$589
Casualty	4,195	3,944	4,049
CNA Global	901	885	751

Standard Lines revenue	5,760	5,497	5,389

Specialty Lines
Professional Liability Insurance (CNA Pro)	2,053	1,612	1,083
Surety	361	346	325
Warranty	314	313	284

Specialty Lines revenue	2,728	2,271	1,692

Life and Group Non-Core
Life & Annuity	(45)	1,030	911
Health	1,053	2,026	3,098
Other	81	163	244

Life and Group Non-Core revenue	1,089	3,219	4,253

Corporate and Other Non-Core revenue
CNA Re	220	688	869
Other	253	274	267

Corporate and Other Non-Core revenue	473	962	1,136

Intersegment eliminations	(120)	(233)	(184)

Total revenue	$9,930	$11,716	$12,286

Note O. Restructuring and Other Related Charges

In 2001, the Company finalized and approved two separate restructuring plans. The first plan related to the Company’s Information Technology operations (the IT Plan). The remaining accrual of $3 million was released during 2004. The second plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations (the 2001 Plan).

2001 Plan

The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units (SBUs) in the property and casualty operations, changes in the strategic focus of the Life and Group Non-Core segment (formerly Life Operations and Group Operations) and consolidation of real estate locations. The reduction in the number of property and casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Group Operations included a decision to discontinue the variable life and annuity business.

The following table summarizes the 2001 Plan accrual and the activity in that accrual since inception.

2001 Plan Accrual

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
(In millions)	Benefit Costs	Costs	Charges	Costs	Total
2001 Plan Initial Accrual	$68	$56	$30	$35	$189
Costs that did not require cash	–	–	–	(35)	(35)
Payments charged against liability	(2)	–	–	–	(2)

Accrued costs December 31, 2001	66	56	30	–	152
Costs that did not require cash	(1)	(3)	(9)	–	(13)
Payments charged against liability	(53)	(12)	(4)	–	(69)
Reduction of accrual	(10)	(7)	(15)	–	(32)

Accrued costs December 31, 2002	2	34	2	–	38
Costs that did not require cash	–	–	(1)	–	(1)
Payments charged against liability	(2)	(15)	–	–	(17)

Accrued costs December 31, 2003	–	19	1	–	20
Payments charged against liability	–	(5)	–	–	(5)

Accrued costs December 31, 2004	$–	$14	$1	$–	$15

During 2002, $32 million pretax, or $21 million after-tax, of this accrual was reduced. No restructuring and other related charges related to the 2001 Plan were incurred in 2003 or 2004.

Note P. Significant Transactions

CNA Trust

On August 1, 2004, the Company completed the sale of the retirement plan trust and recordkeeping business portfolio of CNA Trust to Union Bank of California, N.A. (Union Bank) for approximately $12 million. As a result of the sale, CNA recorded a realized investment gain of approximately $9 million pretax ($5 million after-tax) for the year ended December 31, 2004.

Union Bank assumed assets and liabilities of $172 million and $172 million at August 1, 2004. The assets and liabilities of CNA Trust were $216 million and $184 million at December 31, 2003. The revenues of the business sold through the sale date were $11 million, $27 million and $28 million for the years ended December 31, 2004, 2003 and 2002. Net results of operations of this business through the sale date were a net loss of $2 million, and net income of $0 million and $2 million for the years ended December 31, 2004, 2003 and 2002.

On November 19, 2004, the charter of CNA Trust was sold to Nevada Security Bank for a nominal fee. As part of the sale, CNA Trust was merged into Nevada Security Bank, and is no longer a subsidiary of CNA.

Individual Life Sale

On April 30, 2004, the Company completed the sale of its individual life insurance business to Swiss Re. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses were excluded from the sale. Swiss Re acquired VFL and CNA’s Nashville, Tennessee insurance servicing and administration building as part of the sale. In connection with the sale, CNA entered into a reinsurance agreement in which CAC ceded its individual life insurance business to Swiss Re on a 100% indemnity reinsurance basis. Subject to certain exceptions, Swiss Re assumed the credit risk of business that was previously reinsured to other carriers. As a result of this reinsurance agreement with Swiss Re, approximately $1 billion of future policy benefit reserves were ceded. CNA received consideration of approximately $700 million and recorded a realized investment loss of $622 million pretax ($389 million after-tax).

Swiss Re assumed assets and liabilities of $6.6 billion and $5.2 billion at April 30, 2004. The assets and liabilities of the individual life business sold were $6.6 billion and $5.4 billion at December 31, 2003. The revenues of the individual life business through the sale date were $151 million, $625 million and $652 million for the years ended December 31, 2004, 2003 and 2002. The net results for this business through the sale date were a net loss of $6 million, and net income of $43 million and $55 million for the years ended December 31, 2004, 2003 and 2002.

Group Benefits Sale

On December 31, 2003, the Company completed the sale of the majority of its Group Benefits business through the sale of CNAGLA to Hartford Financial Services Group, Inc. (Hartford). The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. In connection with the sale, CNA received consideration of approximately $530 million and recorded a realized investment loss on the sale of $163 million pretax ($122 million after-tax), including an after-tax realized investment gain of $8 million ($13 million pretax) recorded in the second quarter of 2004.

As a result of this agreement, Hartford assumed assets and liabilities of $2.4 billion and $1.6 billion at December 31, 2003. The assets and liabilities of the CNA Group Benefits business sold were $2.2 billion and $1.6 billion at December 31, 2002. The revenues of the Group Benefits business were $1,204 million and $1,137 million for the years ended December 31, 2003 and 2002. Net income was $52 million and $38 million for the years ended December 31, 2003 and 2002.

Assumed Reinsurance Renewal Rights Sale

In October of 2003, the Company entered into an agreement to sell the renewal rights for most of the treaty business of CNA Re to Folksamerica Reinsurance Company (Folksamerica). Under the terms of the transaction, Folksamerica will compensate CNA based upon the amount of premiums renewed by Folksamerica over the next two contract renewals. The renewal rights transaction did not have a material effect on results of operations. Concurrent with the sale, CNA withdrew from the assumed reinsurance business (the CNA Re segment) and is managing the run-off of its retained liabilities.

National Postal Mail Handlers Union Contract Termination

In 2002, the Company sold Claims Administration Corporation and transferred the National Postal Handlers Union group benefits plan (the Mail Handlers Plan) to First Health Group Corporation. As a result of this transaction, the Company recognized a $7 million pretax realized loss on the sale of Claims Administration Corporation and $15 million of pretax non-recurring fee income, related to the transfer of the Mail Handlers Plan. The revenues of Claims Administration Corporation and the Mail Handlers Plan were $1,151 million for the year ended December 31, 2002. Net income from Claims Administration Corporation and Mail Handlers Plan was $5 million, including the non-recurring fee income for the year ended December 31, 2002.

CNA Re U.K. and Other Dispositions of Certain Businesses

On October 31, 2002, the Company completed the sale of CNA Re U.K. to Tawa UK Limited (Tawa), a subsidiary of Artemis Group, a diversified French-based holding company. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC as discussed below.

The purchase price was $1, subject to adjustments based primarily upon the results of operations and realized foreign currency losses of CNA Re U.K. The purchase price adjustment recorded in 2003 related to foreign currency losses and resulted in CNA contributing additional capital to CNA Re U.K. of $11 million. Also in 2003, the Company finalized its impairment analysis based upon the terms of the completed transactions and reduced a previously recorded impairment loss by approximately $39 million after-tax. The reduction of the impairment was included in net realized investment gains.

Under the terms of the purchase price adjustment, CCC was entitled to receive $5 million from Tawa after Tawa was able to legally withdraw funds from the former CNA Re U.K. entities; at December 31, 2004, CCC had received all amounts owed to it, totaling approximately $5 million. CNA has also committed to contribute up to $5 million to the former CNA Re U.K. entities over a four-year period beginning in 2010 should the Financial Services Authority (FSA) deem those entities to be undercapitalized.

Concurrent with the sale, several reinsurance agreements under which CCC had provided retrocessional protection to CNA Re U.K. were terminated. As part of the sale, CNA Re U.K.’s net exposure to all IGI Program liabilities was assumed by CCC. Further, CCC provided a $100 million stop loss cover attaching at carried reserves on CNA Re U.K.’s 2001 underwriting year exposures for which CCC received premiums of $25 million.

Personal Insurance Transaction

As part of the sale of CNA’s personal insurance business to The Allstate Corporation on October 1, 1999, the Company shared in payments of claim and allocated claim adjustment expenses related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate when they exceeded the claim and allocated claim adjustment expense reserves of approximately $1 billion at the date of sale. The Company’s remaining obligation with respect to claim and allocated claim adjustment expense reserves, valued as of October 1, 2003, was settled in March of 2004 and the sharing agreement was terminated. This settlement did not have a material impact on the 2004 results of operations of the Company.

Note Q. Discontinued Operations

CNA reports net assets of discontinued operations, which primarily consist of run-off operations discontinued in the mid-1990’s, in other assets on the Consolidated Balance Sheets. The following table provides more detailed information regarding those net assets.

Discontinued Operations

December 31 (In millions)	2004	2003
Total investments	$410	$458
Other assets	345	358
Insurance reserves	(439)	(480)
Other liabilities	(16)	(28)

Net assets of discontinued operations	$300	$308

CNA Vida Disposition

In the first quarter of 2002, the Company completed the sale of the common stock of CNA Holdings Limited and its subsidiaries (CNA Vida), CNA’s life operations in Chile, to Consorcio Financiero S.A. (Consorcio). In connection with the sale, CNA received proceeds of $73 million and recorded an after-tax loss from discontinued operations of $35 million. This loss is composed of $37 million, net of tax, realized loss on the sale of CNA Vida and income of $2 million, net of tax, from CNA Vida’s operations for 2002. CNA Vida’s results of operations, including the loss on sale, are presented as discontinued operations for the year ended 2002 in the Consolidated Statements of Operations.

Note R. Quarterly Financial Data (Unaudited)

The following tables set forth unaudited quarterly financial data for the years ended December 31, 2004 and 2003.

Quarterly Financial Data

					Full
(In millions, except per share data)	First	Second	Third	Fourth	Year
2004
Revenues	$2,265	$2,663	$2,317	$2,685	$9,930

Income (loss) from continuing operations before income tax	$(179)	$318	$(80)	$411	$470
Income tax (expense) benefit	54	(29)	52	(106)	(29)

Net income (loss)	$(125)	$289	$(28)	$305	$441

Basic and diluted earnings (loss) per share available to common stockholders	$(0.55)	$1.07	$(0.17)	$1.12	$1.47

2003
Revenues	$2,845	$3,099	$2,725	$3,047	$11,716
Income (loss) from continuing operations before income tax	$101	$75	$(2,766)	$244	$(2,346)
Income tax (expense) benefit	(18)	(5)	1,006	(70)	913

Net income (loss)	$83	$70	$(1,760)	$174	$(1,433)

Basic and diluted earnings (loss) per share available to common stockholders	$0.30	$0.25	$(7.94)	$0.67	$(6.58)

Note S. Related Party Transactions

CNA reimburses Loews, or pays directly, for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA. The amounts reimbursed or paid by CNA were approximately $21 million, $21 million and $19 million for the years ended December 31, 2004, 2003 and 2002. In addition, CNAF and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. See Note E for a detailed description of the income tax agreement and tax payments made between the Company and Loews. Also, CNA writes, at standard rates, a limited amount of insurance for Loews and its affiliates. The total premiums from Loews for the year ended December 31, 2004 were not significant. The total premium from Loews and its affiliates was $4 million for each of the years ended December 31, 2003 and 2002.

CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten-year term and are secured by the stock purchased. The balance of the loans as of December 31, 2004 exceeds the fair value of the related common stock collateral by $35 million.

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million. The amendment also provides that CNAF may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of December 31, 2004 and 2003, there were $99 million and $80 million of total debt outstanding under the credit facility. Additional loans in January and February of 2005 brought the total debt outstanding under the credit facility, less accrued interest, to $104 million as of February 24, 2005. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $29 million and $25 million of the loans outstanding as of December 31, 2004 and 2003 and has agreed to participation of one-third of any additional loans which may be made above the original $86 million credit facility limit up to the $126 million maximum available line.

In connection with the amendment to increase the maximum available line under the credit facility in December of 2004, the term of the loan under the credit facility was extended to mature in March of 2009 and the interest rate was reduced prospectively from 6% over prime rate to 5% per annum, effective as of December 27, 2004, with an additional 3% interest accrual when borrowings under the facility are at or below the original $86 million limit.

Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of December 31, 2004 and 2003, these guarantees and collateral obligations aggregated $13 million and $7 million.

As of December 31, 2004, the aggregate amount of outstanding principal and accrued interest under the credit facility was $70 million, net of participation by Loews in the amount of $29 million.

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNA has taken an impairment charge of $56 million pretax for the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the facility. Any draws under the credit facility beyond $106 million or further changes in the national contractor’s business plan or projections may necessitate further impairment charges.

As a result of the impairment taken in the fourth quarter of 2004, CNAF plans to recognize income using the effective interest rate method starting in the first quarter of 2005. Under this method, interest income recognized will be accrued on the net carrying amount of the loan at the effective interest rate used to discount the impaired loan’s estimated future cash flows. The excess of the cash received over the interest income recognized will reduce the carrying amount of the loan. The change in present value, if any, of the loan that is attributable to changes in the amount or timing of future cash flows will be recorded similar to the impairment charges previously recorded.

CNA Surety has advised that it intends to continue to provide surety bonds on behalf of the contractor during this extended restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure to the contractor. All bonds written for the national contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries. This arrangement underlies the more limited reinsurance coverages discussed below.

Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20 million per bond, with CCC to incur 100% of losses above that level. For bonds written on or subsequent to November 1, 2003, CNA Surety’s exposure is limited to $14.5 million per bond, subject to a per principal retention of $60 million and an aggregate limit of $150 million, under all facultative insurance coverage and two excess of loss treaties between CNA Surety and CCC. The first excess of loss contract, $40 million excess of $60 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50 million excess of $100 million, provides CNA Surety with coverage for the national contractor as well as other CNA Surety risks. For bonds written prior to September 30, 2002 there is no facultative reinsurance and CCC retains 100% of the losses above the per principal retention of $60 million.

Renewals of both excess of loss contracts were effective January 1, 2005. CCC and CNA Surety are presently discussing a possible restructuring of the reinsurance arrangements discussed in the paragraph above, under which all bonds written for the national contractor would be reinsured by CCC under an excess of $60 million treaty and other CNA Surety accounts would be covered by a separate $50 million excess of $100 million treaty.

CCC and CNA Surety continue to engage in periodic discussions with insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to apprise those authorities regarding their ongoing exposure to this account.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s continuing restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the credit facility or under the Company’s surety bonds could have a material adverse effect on the Company’s results of operations and/ or equity. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $200 million pretax. In addition, such failures could cause the remaining unimpaired amount due under the credit facility to be uncollectible.

CNA Surety Corporation

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of December 31, 2004 and 2003.

Effective October 1, 2002, CCC provided an excess of loss protection for new and renewal bonds for CNA Surety for each principal exposure that exceeds $60 million since October 1, 2002 in two parts – a) $40 million excess of $60 million and b) $50 million excess of $100 million for CNA Surety. Effective January 1, 2004, this contract was commuted and CCC paid CNA Surety $11 million in return premium in the first quarter of 2004 based on experience under the contract. Effective October 1, 2003, CCC entered into a $3 million excess of $12 million excess of loss contract with CNA Surety. The reinsurance premium for the coverage provided by the $3 million excess of $12 million contract was $0.3 million plus, if applicable, additional premiums based on paid losses. The contract provided for aggregate coverage of $12 million. This contract expired on December 31, 2004. Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CNA Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for certain separate account products in 2004.

Deloitte & Touche LLP

Chicago, IL
February 25, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of CNA Financial Corporation (CNAF) and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. CNAF’s internal control system was designed to provide reasonable assurance to the Company’s management, its Audit Committee and Board of Directors regarding the preparation and fair presentation of published financial statements.

There are inherent limitations to the effectiveness of any internal control or system of control, however well designed, including the possibility of human error and the possible circumvention or overriding of such controls or systems. Moreover, because of changing conditions the reliability of internal controls may vary over time. As a result even effective internal controls can provide no more than reasonable assurance with respect to the accuracy and completeness of financial statements and their process of preparation.

CNAF management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

CNAF’s independent registered public accountant, Deloitte & Touche LLP, has issued an audit report covering our assessment of the Company’s internal control over financial reporting. This report appears on page 174.

CNA Financial Corporation
Chicago, Illinois
February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated February 25, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the change in the method of accounting for certain separate account products in 2004.

Deloitte & Touche LLP

Chicago, IL
February 25, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2004, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The independent registered public accounting firm of the Company also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s 2004 Financial Statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

			FIRST BECAME
	POSITION AND OFFICES		EXECUTIVE OFFICER
NAME	HELD WITH REGISTRANT	AGE	OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Stephen W. Lilienthal	Chief Executive Officer, CNA Financial Corporation	54	2001	Chief Executive Officer of CNA Financial Corporation and subsidiaries since August, 2002. Prior to that, President and Chief Executive Officer, Property and Casualty Operations of the CNA insurance companies since July 2001. From June 1993 to June 1998, senior officer of USF&G Corporation (USF&G). In April 1998, USF&G was acquired by the St. Paul Companies. Mr. Lilienthal was Executive Vice President of the St. Paul Companies until July 2001.

Michael Fusco	Executive Vice President, Chief Actuary, CNA insurance companies	56	2004	Executive Vice President, Chief Actuary of the CNA insurance companies since March, 2002. Prior to that time, he was Senior Vice President of the CNA insurance companies since November, 2000. From 1988 until November of 2000, Mr. Fusco held various positions at Insurance Services Offices, including Executive Vice President.

Jonathan D. Kantor	Executive Vice President, General Counsel and Secretary	49	1997	Executive Vice President, General Counsel and Secretary of CNA Financial Corporation since March, 1998. Executive Vice President, General Counsel and Secretary of the CNA insurance companies since April, 1997 to current date.

James R. Lewis	President and Chief Executive Officer, Property and Casualty Operations, CNA insurance companies	55	2002	President and Chief Executive Officer, Property and Casualty Operations of the CNA insurance companies since August, 2002. From August 2001 to August 2002, Executive Vice President, U.S. Insurance Operations, Property and Casualty Operations of the CNA insurance companies. From November 1992 to August 2001, Senior Vice President of USF&G Corporation.

D. Craig Mense	Executive Vice President & Chief Financial Officer	53	2004	Executive Vice President and Chief Financial Officer since November, 2004. Prior to that, he served as President and Chief Executive Officer of Global Run-Off Operations at St. Paul Travelers. From May, 2003 to May, 2004, he was Chief Operating Officer of the Gulf Insurance Group at Travelers Property Casualty Corp. Previously, at Travelers Property Casualty Corp., Mr. Mense was Senior Vice President and Chief Financial Officer (Bond) from April, 1996 to July, 2002, and Chief Financial and Administrative Officer (Personal Lines) from July, 2002 to March, 2003.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan

The table below provides the securities authorized for issuance under equity compensation plans.

Executive Compensation Information

Number of securities
	Number of securities to		remaining available for
	be issued upon	Weighted-average exercise	future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans
	options, warrants and	options, warrants and	(excluding securities
	rights	rights	reflected in column (a))
December 31, 2004	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders	1,474,000	$29.17	511,175
Equity compensation plans not approved by security holders	–	–	–

Total	1,474,000	$29.17	511,175

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Exhibit
	Description of Exhibit	Number
(3)	Articles of Incorporation and by-laws:
	Certificate of Incorporation of CNA Financial Corporation, as amended May 20, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference.)	3.1
	By-Laws of CNA Financial Corporation, as amended April 28, 2004	3.2
(4)	Instruments defining the rights of security holders, including indentures:
	CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b) (4) (iii) of Regulation S-K	4.1
(10)	Material contracts:
	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference.)	10.1
	CNA Employees’ Supplemental Savings Plan, as amended through January 1, 1994 (Exhibit 10.3 to 1999 Form 10-K incorporated herein by reference.)	10.2

		Exhibit
	Description of Exhibit	Number
	CNA Employees’ Retirement Benefit Equalization Plan, as amended through January 1, 1994 (Exhibit 10.4 to 1999 Form 10-K incorporated herein by reference)	10.3
	Continental Casualty Company “CNA” Annual Incentive Bonus Plan Provisions (Exhibit 10.1 to 1994 Form 10-K incorporated herein by reference)	10.4
	CNA Financial Corporation 2000 Long Term Incentive Plan, dated August 4, 1999 (Exhibit 4.1 to 1999 Form S-8 filed August 4, 1999, incorporated herein by reference)	10.5
	Employment Agreement between CNA Financial Corporation and Robert V. Deutsch, dated August 16, 1999 (Exhibit 10 to September 30, 1999 Form 10-Q incorporated herein by reference)	10.6
	Share Purchase Agreement between CNA and TAWA UK Limited, dated July 15, 2002 for the entire issued share capital of CNA Re Management Company Limited (Exhibit 2.1 to September 30, 2002 Form 10-Q incorporated herein by reference)	10.7
	Employment Agreement between CNA Financial Corporation and Stephen W. Lilienthal, dated July 25, 2002 (Exhibit 10.10 to December 31, 2002 Form 10-K incorporated herein by reference)	10.8
	Employment Agreement between CNA Financial Corporation and James R. Lewis, dated August 9, 2002 (Exhibit 10.11 to December 31, 2002 Form 10-K incorporated herein by reference)	10.9
	Continuing Services Agreement between CNA Financial Corporation and Bernard Hengesbaugh, dated August 26, 2002 (Exhibit 10.12 to December 31, 2002 Form 10-K incorporated herein by reference)	10.10
(10)	Material contracts (continued):
	Amendment to Employment Agreement between CNA Financial Corporation and Robert V. Deutsch, dated February 25, 2003 (Exhibit 10.13 to December 31, 2002 Form 10-K incorporated herein by reference)	10.11
	Employment Agreement between CNA Financial Corporation and Jonathan D. Kantor, dated March 20, 2003 (Exhibit 10.14 to March 31, 2003 Form 10-Q incorporated herein by reference)	10.12
	Capital Support Agreement among CNA Financial Corporation, Loews Corporation and Continental Casualty Company, dated November 12, 2003 (Exhibit 10.15 to December 31, 2003 Form 10-K incorporated herein by reference)	10.13

			Exhibit
		Description of Exhibit	Number
		Employment Agreement between CNA Financial Corporation and D. Craig Mense, dated December 2, 2004 (Exhibit 99.1 to December 8, 2004 Form 8-K incorporated herein by reference)	10.14
		Amendment to Employment Agreement between CNA Financial Corporation and D. Craig Mense, dated December 2, 2004 (Exhibit 99.2 to December 8, 2004 Form 8-K incorporated herein by reference)	10.15
		Employment Agreement between CNA Financial Corporation and Michael Fusco, dated August 18, 2004	10.16
		CNA Supplemental Executive Savings and Capital Accumulation Plan, dated July 1, 2003	10.17
		First Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated March 23, 2004	10.18
		Second Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated March 23, 2004	10.19
		CNA Financial Board of Directors Term Sheet — Director and Committee Member Fee Schedule - 2004 Annual Retainers	10.20
	(21)	Primary Subsidiaries of CNAF	21.1
	(23)	Consent of Independent Registered Public Accounting Firm	23.1
		Exhibits:
(c)		None.
		Condensed Financial Information of Unconsolidated Subsidiaries:
(d)		None.

The above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission.

SCHEDULE I. SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2004
	Cost or	Estimated
	Amortized	Fair	Carrying
(In millions)	Cost	Value	Value
Fixed maturity securities available-for-sale:
Bonds:
United States Government and government agencies and authorities – taxable	$4,623	$4,742	$4,742
States, municipalities and political subdivisions – tax exempt	8,699	8,857	8,857
Foreign governments and political subdivisions	1,957	2,095	2,095
Public utilities	856	998	998
All other corporate bonds	13,599	14,099	14,099
Redeemable preferred stocks	142	146	146

Total fixed maturity securities available-for-sale	29,876	30,937	30,937

Fixed maturity securities trading:
Bonds:
United States Government and government agencies and authorities – taxable	27	27	27
Foreign governments and political subdivisions	32	32	32
Public utilities	3	3	3
All other corporate bonds	324	324	324
Redeemable preferred stocks	4	4	4

Total fixed maturity securities trading	390	390	390

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	3	5	5
Industrial and other	145	255	255
Non-redeemable preferred stocks	126	150	150

Total equity securities available-for-sale	274	410	410

Equity securities trading:
Common stocks:
Industrial and other	38	38	38
Non-redeemable preferred stocks	8	8	8

Total equity securities trading	46	$46	46

Limited partnership investments	1,549		1,549
Other invested assets	57		36
Short term investments available-for-sale	5,403		5,404
Short term investments trading	459		459

Total investments	$38,054		$39,231

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

CNA Financial Corporation
Statements of Operations

Years ended December 31 (In millions)	2004	2003	2002
Revenues:
Net investment income	$14	$16	$8
Realized investment gains (losses)	(62)	(3)	3
Other income	5	12	13

Total revenues	(43)	25	24

Expenses:
Administrative and general	5	7	3
Interest	104	120	131

Total expenses	109	127	134

Loss from operations before income taxes, equity in net income of subsidiaries and the cumulative effects of changes in accounting principles	(152)	(102)	(110)
Income tax benefit	53	36	39

Loss before equity in net income of subsidiaries and the cumulative effects of changes in accounting principles	(99)	(66)	(71)
Equity in net income (loss) of subsidiaries	540	(1,367)	227
Cumulative effect of changes in accounting principles, net of tax	–	–	(1)

Net income (loss)	$441	$(1,433)	$155

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Balance Sheets

December 31 (In millions)	2004	2003
Assets:
Investment in subsidiaries	$10,446	$10,509
Fixed maturity securities available-for-sale, at fair value, (amortized cost of $23 and $131)	23	131
Equity securities available-for-sale, at fair value, (cost of $1 and $1)	1	1
Other invested assets	(1)	(1)
Short term investments, at fair value which approximates cost	749	37
Receivables for securities sold	3	1
Amounts due from affiliates	70	18
Other	–	1

Total assets	$11,291	$10,697

Liabilities and Stockholders’ Equity:
Liabilities:
Short term debt	493	250
Long term debt	1,536	1,482
Other	55	13

Total Liabilities	2,084	1,745

Stockholders’ equity:
Preferred stock (12,500,000 shares authorized)
Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)	750	750
Series I Issue (no par value; $23,200 stated value; 32,327 shares issued; held by Loews Corporation)	–	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 258,177,285 shares and 225,850,270 issued; and 255,953,958 and 223,617,337 shares outstanding)	645	565
Additional paid-in capital	1,701	1,031
Retained earnings	5,601	5,160
Accumulated other comprehensive income	650	841
Treasury stock (2,223,327 and 2,232,933 shares), at cost	(69)	(69)

	9,278	9,028
Notes receivable for the issuance of common stock	(71)	(76)

Total stockholders’ equity	9,207	8,952

Total liabilities and stockholders’ equity	$11,291	$10,697

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31 (In millions)	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$441	$(1,433)	$155
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Loss (income) of subsidiaries	(540)	1,367	(227)
Cumulative effect of a change in accounting principle, net of tax	–	–	1
Dividends received from subsidiaries	307	93	118
Realized (gains) losses	62	3	(3)
Changes in:
Federal income taxes recoverable (amounts due to/from affiliates)	–	(1)	–
Other, net	211	107	148

Total Adjustments	40	1,569	37

Net cash flows provided by operating activities	481	136	192

Cash flows from investing activities:
Sales of fixed maturity securities	86	236	428
Purchases of fixed maturity securities	(27)	(244)	(440)
Purchases of equity securities	–	2	(1)
Change in short term investments	(710)	349	(381)
Capital contributions to subsidiaries	(156)	(1,201)	(304)
Return of capital from subsidiaries	18	5	–
Change in notes receivable from affiliates	–	309	32
Other, net	7	(94)	(19)

Net cash flows used by investing activities	(782)	(638)	(685)

Cash flows from financing activities:
Proceeds from issuance of debt	546	–	–
Principal payments on debt	(250)	(245)	(252)
Issuance of common stock	–	–	–
Issuance of cumulative Series I preferred stock	–	–	750
Issuance of cumulative Series H preferred stock	–	750	–
Purchase of treasury stock	–	1	–
Other, net	5	(4)	(5)

Net cash flows provided by financing activities	301	502	493

Net change in cash	–	–	–
Cash, beginning of year	–	–	–

Cash, end of year	$–	$–	$–

Supplemental disclosures of cash flow information:
Cash paid (received):
Interest	$102	$123	$133
Federal income taxes	(627)	(369)	(616)
Non-cash transactions:
Notes receivable for the issuance of common stock	–	4	4

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

Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 2004.

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

CNAF’s investments in fixed maturity securities are composed entirely of corporate bonds.

C. Debt

Debt is composed of the following obligations.

Debt

December 31 (In millions)	2004	2003
Variable rate debt:
Credit facility due April 30, 2004	$–	$250
Senior notes:
6.50%, face amount of $493, due April 15, 2005	493	492
6.75%, face amount of $250, due November 15, 2006	249	249
6.45%, face amount of $150, due January 15, 2008	149	149
6.60%, face amount of $200, due December 15, 2008	199	199
5.85%, face amount of $549, due December 15, 2014	546	–
6.95%, face amount of $150, due January 15, 2018	149	149
Debenture, 7.25%, face amount of $243, due November 15, 2023	241	241
Urban Development Action Grant, 1.00%, due May 7, 2019	3	3

Total	$2,029	$1,732

Short term debt	$493	$250
Long term debt	1,536	1,482

Total	$2,029	$1,732

On December 15, 2004 CNA Financial completed its sale of $549 million of 5.85% ten-year senior notes in a public offering.

D. Management and Administrative Expenses

Certain administrative expenses resulting principally from shareholder expenses, consulting and fees and dues to states of incorporation of $5 million, $7 million and $3 million were paid directly by CNAF in 2004, 2003 and 2002.

E. Commitments and Contingencies

In the normal course of business, CNAF guarantees the indebtedness of certain of its subsidiaries, which expire through 2025. These guarantees arise in the normal course of business and are given to induce a lender to enter into an agreement with CNAF’s subsidiaries. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $19 million at December 31, 2004.

CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $8 million at December 31, 2004.

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million. The amendment also provides that CNAF may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of December 31, 2004 and 2003, there were $99 million and $80 million of total debt outstanding under the credit facility. Additional loans in January and February of 2005 brought the total debt outstanding under the credit facility, less accrued interest, to $104 million as of February 24, 2005. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $29 million and $25 million of the loans outstanding as of December 31, 2004 and 2003 and has agreed to participation of one-third of any additional loans which may be made above the original $86 million credit facility limit up to the $126 million maximum available line.

In connection with the amendment to increase the maximum available line under the credit facility in December of 2004, the term of the loan under the credit facility was extended to mature in March of 2009 and the interest rate was reduced prospectively from 6% over prime rate to 5% per annum, effective as of December 27, 2004, with an additional 3% interest accrual when borrowings under the facility are at or below the original $86 million limit.

Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of December 31, 2004 and 2003, these guarantees and collateral obligations aggregated $13 million and $7 million.

As of December 31, 2004, the aggregate amount of outstanding principal and accrued interest under the credit facility was $70 million, net of participation by Loews in the amount of $29 million.

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNA has taken an impairment charge of $56 million pretax for the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the facility. Any draws under the credit facility beyond $106 million or further changes in the national contractor’s business plan or projections may necessitate further impairment charges.

As a result of the impairment taken in the fourth quarter of 2004, CNAF plans to recognize income using the effective interest rate method starting in the first quarter of 2005. Under this method, interest income recognized will be accrued on the net carrying amount of the loan at the effective interest rate used to discount the impaired loan’s estimated future cash flows. The excess of the cash received over the interest income recognized will reduce the carrying amount of the loan. The change in present value, if any, of the loan that is attributable to changes in the amount or timing of future cash flows will be recorded similar to the impairment charges previously recorded.

CNA Surety has advised that it intends to continue to provide surety bonds on behalf of the contractor during this extended restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure to the contractor. All bonds written for the national contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries. This arrangement underlies the more limited reinsurance coverages discussed below.

Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20 million per bond, with CCC to incur 100% of losses above that level. For bonds written subsequent to November 1, 2003, CNA Surety’s exposure is limited to $14.5 million per bond, subject to a per principal retention of $60 million and an aggregate limit of $150 million, under all facultative insurance coverage and two excess of loss treaties between CNA Surety and CCC. The first excess of loss contract, $40 million excess of $60 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50 million excess of $100 million, provides CNA Surety with coverage for the national contractor as well as other CNA Surety risks. For bonds written prior to September 30, 2002 there is no facultative reinsurance and CCC retains 100% of the losses above the per principal retention of $60 million.

Renewals of both excess of loss contracts were effective January 1, 2005. CCC and CNA Surety are presently discussing a possible restructuring of the reinsurance arrangements discussed in the paragraph above, under which all bonds written for the national contractor would be reinsured by CCC under an excess of $60 million treaty and other CNA Surety accounts would be covered by a separate $50 million excess of $100 million treaty.

CCC and CNA Surety continue to engage in periodic discussions with insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to apprise those authorities regarding their ongoing exposure to this account.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s continuing restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the credit facility or under the Company’s surety bonds could have a material adverse effect on the Company’s results of operations and/or equity. If such failures occur, the Company estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $200 million pretax. In addition, such failures could cause the remaining unimpaired amount due under the credit facility to be uncollectible.

CNAF has provided guarantees of the indebtedness of certain of its subsidiaries’ independent insurance producers, which expire in 2008. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, CNAF holds an interest in and to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees is approximately $7 million at December 31, 2004.

In the normal course of business, CNAF has provided guarantees to holders of structured settlement annuities (SSA) provided by certain of its subsidiaries, which expire through 2120. CNAF would be required to remit SSA payments due to claimants if the primary obligor failed to perform on these contracts. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $1,624 million at December 31, 2004.

F. Capital Transactions with Subsidiaries

In 2004, 2003 and 2002, CNAF contributed capital of approximately $156 million, $1,201 million and $304 million to its subsidiaries. In 2004 and 2003, CNAF subsidiaries returned capital of approximately $18 million and $5 million. In 2002, there was no return of capital from subsidiaries.

G. Dividends from Subsidiaries and Affiliates

In 2004, 2003 and 2002, CNAF received approximately $307 million, $93 million and $118 million in dividends from subsidiaries.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department Financial and Professional Regulation – Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2004, CCC is in a negative earned surplus position. In December of 2004, the Department approved extraordinary dividend capacity of $125 million to be used to fund CNAF’s 2005 debt service requirements. It is anticipated that CCC will be in a positive earned surplus position at the end of the first quarter of 2005 and be able to begin paying ordinary dividends in the second quarter of 2005 as a result of a $500 million dividend received from its subsidiary, CAC, on February 11, 2005.

In addition, by agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2004 and 2003, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

H. Preferred Stock

The capital plan established in November of 2003 consisted of the sale of $750 million of a new series of CNA convertible preferred stock to Loews. The preferred stock converted into 32,327,015 shares of CNAF common stock on April 20, 2004. The number of shares was determined utilizing a conversion price per share of common stock that was based on average market prices of CNAF common stock from November 17, 2003 through November 21, 2003. The terms of the Series I Issue were approved by a special committee of independent members of CNAF’s Board of Directors.

During 2002, CNAF sold $750 million of a then new issue of preferred stock, designated Series H Cumulative Preferred Issue (Series H Issue), to Loews. The terms of the Series H Issue were approved by a special committee of independent members of CNAF’s Board of Directors. The proceeds from the Series H Issue were applied by CNAF to increase the statutory surplus of CNAF’s principal insurance subsidiary, CCC.

The Series H Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. It will be adjusted quarterly to a rate equal to 400 basis points above the ten-year U.S. Treasury rate beginning with the quarterly dividend after the first triggering event to occur of either (i) an increase by two intermediate rating levels of the financial strength rating of CCC from its rating at the time of issuance by any of A.M. Best Company, Standard & Poor’s or Moody’s Investor Services or (ii) one year following an increase by one intermediate ratings level of the financial strength rating of CCC by any one of those rating agencies. Accrued but unpaid cumulative dividends cannot be paid on the Series H Issue unless and until one of the two triggering events described above has occurred. Beginning with the quarter following an increase of one intermediate rating level in CCC’s financial strength rating, however, current (but not accrued cumulative) quarterly dividends can be paid. As of December 31, 2004, the Company has $127 million of undeclared (and therefore unrecorded) but accumulated dividends.

The Series H Issue is senior to CNAF’s common stock as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up. No dividends may be declared on CNAF’s common stock until all cumulative dividends on the Series H Issue have been paid. CNAF may not issue any equity securities ranking senior to or on par with the Series H Issue without the consent of a majority of its stockholders. The Series H Issue is non-voting and is not convertible into any other securities of CNAF. It may be redeemed only upon the mutual agreement of CNAF and a majority of the stockholders of the preferred stock.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

		Gross Insurance Reserves						Insurance	Amortiz-
								Claims and	ation
	Deferred	Claim	Future		Policy-		Net	Policy-	of Deferred	Other	Net
	Acquisition	And Claim	Policy	Unearned	holders	Net Earned	Investment	holders’	Acquisition	Operating	Written Pre-
	Costs	Expense	Benefits	Premium	Funds	Premiums	Income (a)	Benefits	Costs	Expenses	miums (b)
(In millions)
December 31, 2004
Standard Lines	$444	$14,302	$–	$1,978	$43	$4,917	$495	$3,487	$1,109	$687	$4,582
Specialty Lines	285	4,860	–	1,546	–	2,277	246	1,446	506	201	2,391
Life and Group Non-Core	537	3,680	5,883	164	1,682	921	692	1,369	36	367	633
Corporate and Other Non-Core	2	8,678	–	834	–	128	241	165	29	151	5
Eliminations	–	–	–	–	–	(34)	–	(21)	–	(99)	(17)

Consolidated Operations	$1,268	$31,520	$5,883	$4,522	$1,725	$8,209	$1,674	$6,446	$1,680	$1,307	$7,594

December 31, 2003
Standard Lines	$499	$14,282	$–	$2,267	$79	$4,530	$407	$4,542	$1,195	$938	$4,561
Specialty Lines	257	4,200	–	1,480	3	1,840	201	1,651	408	201	2,038
Life and Group Non-Core	1,745	3,576	8,161	153	522	2,376	821	2,394	224	596	538
Corporate and Other Non-Core	32	9,672	–	1,100	(3)	582	218	1,815	138	199	496
Eliminations	–	–	–	–	–	(114)	–	(115)	–	(118)	(16)

Consolidated Operations	$2,533	$31,730	$8,161	$5,000	$601	$9,214	$1,647	$10,287	$1,965	$1,816	$7,617

December 31, 2002
Standard Lines	$519	$12,779	$–	$2,163	$47	$4,678	$475	$3,491	$1,125	$654	$4,755
Specialty Lines	216	3,628	–	1,261	3	1,451	172	1,069	349	170	1,574
Life and Group Non-Core	1,764	3,457	7,409	156	533	3,408	821	3,220	162	732	1,682
Corporate and Other Non-Core	52	7,506	–	1,253	(3)	714	262	681	155	321	680
Eliminations	–	–	–	(13)	–	(38)	–	(41)	–	(143)	(38)

Consolidated Operations	$2,551	$27,370	$7,409	$4,820	$580	$10,213	$1,730	$8,420	$1,791	$1,734	$8,653

(a) Investment income is allocated based on each segment’s net carried insurance reserves as adjusted.

(b) Net written premiums relate to business in property and casualty companies only.

SCHEDULE IV. REINSURANCE

Incorporated herein by reference from Note H of the Consolidated Financial Statements included under Item 8.

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Period	Expenses	Accounts (a)	Deductions	End of Period
(In millions)
Year ended December 31, 2004
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$948	$87	$14	$1	$1,048

Year ended December 31, 2003
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$352	$602	$3	$9	$948

(a) Amount includes effects of foreign currency translation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

	Consolidated Property and Casualty Operations
As of and for the years ended December 31	2004	2003	2002

(In millions)
Deferred acquisition costs	$1,267	$1,321	$1,257
Reserves for unpaid claim and claim adjustment expenses	31,201	31,282	25,648
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 7.5%)	1,827	2,280	2,440
Unearned premiums	4,522	5,000	4,813
Net written premiums	7,594	7,617	8,653
Net earned premiums	7,925	7,469	8,438
Net investment income	1,260	1,532	1,422
Incurred claim and claim adjustment expenses related to current year	5,118	4,747	6,722
Incurred claim and claim adjustment expenses related to prior years	235	2,431	52
Amortization of deferred acquisition costs	1,641	1,827	1,660
Paid claim and claim adjustment expenses	5,359	5,075	8,218

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 25, 2005	By	/s/ Stephen W. Lilienthal

Stephen W. Lilienthal
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ D. Craig Mense

D. Craig Mense
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 25, 2005	By	/s/ Brenda J. Gaines

(Brenda J. Gaines, Director)

Dated: February 25, 2005	By	/s/ Stephen W. Lilienthal

(Stephen W. Lilienthal, Chief Executive
Officer and Director)

Dated: February 25, 2005	By	/s/ Paul J. Liska

(Paul J. Liska, Director)

Dated: February 25, 2005	By	/s/ Don M. Randel

(Don M. Randel, Director)

Dated: February 25, 2005	By	/s/ Joseph Rosenberg

(Joseph Rosenberg, Director)

Dated: February 25, 2005	By	/s/ James S. Tisch

(James S. Tisch, Director)

Dated: February 25, 2005	By	/s/ Preston R. Tisch

(Preston R. Tisch, Director)

Dated: February 25, 2005	By	/s/ Marvin Zonis

(Marvin Zonis, Director)