Form 10-K/A
period 2004-12-31
CNA FINANCIAL CORP
filed 2005-05-10
CIK 21175

UNITED STATES
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

Explanatory Note

This amendment on Form 10-K/A reflects the restatement of the consolidated financial statements of CNA Financial Corporation (the “Company”) as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 to correct the accounting for several reinsurance contracts, primarily with a former affiliate, and its equity accounting for that affiliate, as discussed in Note T of the Notes to Consolidated Financial Statements included in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

This restatement affects only Items 1 (Supplementary Insurance Data and Schedule of Loss Reserve Development), 6, 7, 8 and 15 of this report. In addition the Company has amended Item 9A and Management’s Annual Report on Internal Control Over Financial Reporting to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting. Except for the forgoing amended disclosures, the information in this Form 10-K/A has not been updated to reflect events that occurred after February 28, 2005, the filing date of the Company’s Annual Report on Form 10-K which is being amended hereby.

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

Supplementary Insurance Data

The following table sets forth supplementary insurance data:

Supplementary Insurance Data

Years ended December 31	2004	2003	2002
(In millions, except ratio information)
	Restated (a)	Restated (a)	Restated (a)
Trade Ratios – GAAP basis (b)
Loss and loss adjustment expense ratio	74.6%	111.8%	79.6%
Expense ratio	31.5	37.3	28.9
Dividend ratio	0.2	1.4	0.9

Combined ratio	106.3%	150.5%	109.4%

Trade Ratios – Statutory basis (b)
Loss and loss adjustment expense ratio	78.1%	118.1%	79.2%
Expense ratio	27.2	34.6	30.1
Dividend ratio	0.6	1.2	1.0

Combined Ratio	105.9%	153.9%	110.3%

Individual Life and Group Life Insurance Inforce (e)
Individual life	$11,566	$330,805	$345,272
Group life	45,079	58,163	92,479

Total	$56,645	$388,968	$437,751

Other Data – Statutory basis (c)
Property and casualty companies’ capital and surplus (d)	$6,998	$6,170	$6,836
Life and group company(ies)’ capital and surplus	1,178	707	1,645
Property and casualty companies’ written premiums to surplus ratio	1.0	1.1	1.3
Life companies’ capital and surplus-percent to total liabilities	56.0%	13.0%	21.0%
Participating policyholders-percent of gross life insurance inforce	1.4%	0.5%	0.4%

(a)	Restated to correct the Company’s accounting for several reinsurance agreements, primarily with a former affiliate, and its equity accounting for that affiliate. See Note T of the Consolidated Financial Statements included under Item 8 for further discussion.

(b)	Trade ratios reflect the results of CNA’s property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss and loss adjustment expense ratio is the percentage of net incurred claim and claim adjustment expenses and the expenses incurred related to uncollectible reinsurance receivables to net earned premiums. The primary difference in this ratio between accounting principles generally accepted in the United States of America (GAAP) and statutory accounting practices (SAP) is related to the treatment of active life reserves (ALR) related to long term care insurance products written in property and casualty insurance subsidiaries. For GAAP, ALR is classified as claim and claim adjustment expense reserves whereas for SAP, ALR is classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting and acquisition expenses (including the amortization of deferred acquisition expenses) to net earned premiums. The expense ratio, using amounts determined in accordance with SAP, is the percentage of acquisition and underwriting expenses (with no deferral of acquisition expenses) to net written premiums. The dividend ratio, using amounts determined in accordance with GAAP, is the ratio of dividends incurred to net earned premiums. The dividend ratio, using amounts determined in accordance with SAP, is the ratio of dividends paid to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.

(c)	Other data is determined in accordance with SAP. Life and group statutory capital and surplus as a percent of total liabilities is determined after excluding separate account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

(d)	Surplus includes the property and casualty companies’ equity ownership of the life and group company(ies)’ capital and surplus.

(e)	The decline in gross inforce is attributable to the sales of the group benefits and the individual life businesses. See Note H of the Consolidated Financial Statements included under Item 8 for additional inforce information.

The following table displays the distribution of gross written premiums for CNA’s operations by geographic concentration.

Gross Written Premiums

	Percent of Total
Years ended December 31	2004	2003	2002

California	9.3%	8.5%	7.7%
New York	7.9	7.3	7.2
Florida	7.1	7.6	6.7
Texas	5.4	5.7	6.2
New Jersey	5.3	4.5	4.6
Illinois	5.1	9.3	9.1
Pennsylvania	4.7	4.2	4.5
Massachusetts	3.2	3.1	2.8
All other states, countries or political subdivisions (a)	52.0	49.8	51.2

Total	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of gross written premiums.

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

Schedule of Loss Reserve Development

Calendar Year Ended	1994 (b)	1995 (c)	1996	1997	1998	1999 (d)	2000	2001 (e)	2002 (f)	2003	2004

(In millions)		Restated(a)	Restated(a)	Restated(a)	Restated(a)	Restated(a)	Restated(a)	Restated(a)	Restated(a)	Restated(a)	Restated(a)
Originally reported gross reserves for unpaid claim and claim adjustment expenses	$21,639	$31,296	$29,559	$28,731	$28,506	$26,850	$26,510	$29,649	$25,719	$31,284	$31,204
Originally reported ceded recoverable	2,705	5,784	5,385	5,056	5,182	6,091	7,333	11,703	10,490	13,847	13,682

Originally reported net reserves for unpaid claim and claim adjustment expenses	$18,934	$25,512	$24,174	$23,675	$23,324	$20,759	$19,177	$17,946	$15,229	$17,437	$17,522

Cumulative net paid as of:
One year later	$3,656	$6,594	$5,851	$5,954	$7,321	$6,547	$7,686	$5,981	$5,373	$4,382	$–
Two years later	7,087	10,635	9,796	11,394	12,241	11,937	11,992	10,355	8,768	–	–
Three years later	9,195	13,516	13,602	14,423	16,020	15,256	15,291	12,954	–	–	–
Four years later	10,624	16,454	15,793	17,042	18,271	18,151	17,333	–	–	–	–
Five years later	12,577	18,179	17,736	18,568	20,779	19,686	–	–	–	–	–
Six years later	13,472	19,697	18,878	20,723	21,970	–	–	–	–	–	–
Seven years later	14,394	20,642	20,828	21,649	–	–	–	–	–	–	–
Eight years later	15,024	22,469	21,609	–	–	–	–	–	–	–	–
Nine years later	15,602	23,156	–	–	–	–	–	–	–	–	–
Ten years later	16,158	–	–	–	–	–	–	–	–	–	–
Net reserves re-estimated as of:
End of initial year	$18,934	$25,512	$24,174	$23,675	$23,324	$20,759	$19,177	$17,946	$15,229	$17,437	$17,522
One year later	18,922	25,388	23,970	23,904	24,306	21,163	21,502	17,980	17,650	17,671	–
Two years later	18,500	24,859	23,610	24,106	24,134	23,217	21,555	20,533	18,248	–	–
Three years later	18,088	24,363	23,735	23,776	26,038	23,081	24,058	21,109	–	–	–
Four years later	17,354	24,597	23,417	25,067	25,711	25,590	24,587	–	–	–	–
Five years later	17,506	24,344	24,499	24,636	27,754	26,000	–	–	–	–	–
Six years later	17,248	25,345	24,120	26,338	28,078	–	–	–	–	–	–
Seven years later	17,751	25,086	25,629	26,537	–	–	–	–	–	–	–
Eight years later	17,650	26,475	25,813	–	–	–	–	–	–	–	–
Nine years later	18,193	26,618	–	–	–	–	–	–	–	–	–
Ten years later	18,230	–	–	–	–	–	–	–	–	–	–

Total net (deficiency) redundancy	$704	$(1,106)	$(1,639)	$(2,862)	$(4,754)	$(5,241)	$(5,410)	$(3,163)	$(3,019)	$(234)	$–

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$18,230	$26,618	$25,813	$26,537	$28,078	$26,000	$24,587	$21,109	$18,248	$17,671	$–
Re-estimated ceded recoverable	2,992	8,524	7,695	7,097	7,520	9,786	10,779	16,571	15,895	14,457	–

Total gross re-estimated reserves	$21,222	$35,142	$33,508	$33,634	$35,598	$35,786	$35,366	$37,680	$34,143	$32,128	$–

Net (deficiency) redundancy related to:
Asbestos claims	$(2,126)	$(2,354)	$(2,456)	$(2,354)	$(2,111)	$(1,534)	$(1,469)	$(697)	$(696)	$(54)	$–
Environmental and mass tort claims	(727)	(770)	(715)	(739)	(520)	(620)	(610)	(148)	(151)	(1)	–

Total asbestos, environmental and mass tort	(2,853)	(3,124)	(3,171)	(3,093)	(2,631)	(2,154)	(2,079)	(845)	(847)	(55)	–
Other claims	3,557	2,018	1,532	231	(2,123)	(3,087)	(3,331)	(2,318)	(2,172)	(179)	–

Total net (deficiency) redundancy	$704	$(1,106)	$(1,639)	$(2,862)	$(4,754)	$(5,241)	$(5,410)	$(3,163)	$(3,019)	$(234)	$–

(a)	Restated to correct the Company’s accounting for several reinsurance agreements, primarily with a former affiliate, and its equity accounting for that affiliate. See Note T of the Consolidated Financial Statements included under Item 8 for further discussion.

(b)	Reflects reserves of CNA’s property and casualty insurance subsidiaries, excluding reserves for CIC and its insurance affiliates, which were acquired on May 10, 1995 (the Acquisition Date). Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include CIC.

(c)	Includes CIC gross reserves of $9,713 million and net reserves of $6,063 million acquired on the Acquisition Date and subsequent development thereon.

(d)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 million as of December 31, 1999.

(e)	Effective January 1, 2001, CNA established a new life insurance company, CNA Group Life Assurance Company (CNAGLA). Further, on January 1, 2001 approximately $1,055 million of reserves were transferred from CCC to CNAGLA.

(f)	Effective October 31, 2002, CNA sold CNA Reinsurance Company Limited (CNA Re U.K.). As a result of the sale, net reserves were reduced by approximately $1,316 million. See Note P of the Consolidated Financial Statements included under Item 8 for further discussion of the sale.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data.

Selected Financial Data

As of and for the Years Ended December 31	2004	2003	2002	2001	2000

(In millions, except per share data and ratios)	Restated (a)	Restated (a)	Restated (a)	Restated (a)	Restated (a)
Results of Operations:
Revenues	$9,936	$11,727	$12,293	$13,097	$15,470

Income (loss) from continuing operations	$446	$(1,419)	$263	$(1,550)	$1,202
Income (loss) from discontinued operations, net of tax	–	–	(35)	11	5
Cumulative effects of changes in accounting principles, net of tax	–	–	(57)	(61)	–

Net income (loss)	$446	$(1,419)	$171	$(1,600)	$1,207

Earnings (loss) per Share:
Income (loss) from continuing operations	$1.49	$(6.52)	$1.18	$(7.99)	$6.54
Income (loss) from discontinued operations, net of tax	–	–	(0.16)	0.06	0.03
Cumulative effects of changes in accounting principles, net of tax	–	–	(0.26)	(0.32)	–

Earnings (loss) per share available to common stockholders	$1.49	$(6.52)	$0.76	$(8.25)	$6.57

Financial Condition:
Total investments	$39,231	$38,100	$35,293	$35,826	$36,059
Total assets	62,411	68,479	61,663	65,663	62,560
Insurance reserves	43,653	45,494	40,250	43,721	39,160
Long and short term debt	2,257	1,904	2,292	2,567	2,729
Stockholders’ equity	9,178	8,918	9,353	8,058	9,294
Book value per share	$32.43	$31.67	$38.47	$36.04	$50.71
Statutory Surplus:
Property and casualty companies (b)	$6,998	$6,170	$6,836	$6,241	$8,373
Life and group insurance company(ies)	1,178	707	1,645	1,752	1,274

(a)	Restated to correct the Company’s accounting for several reinsurance agreements, primarily with a former affiliate, and its equity accounting for that affiliate. See Note T of the Consolidated Financial Statements included under Item 8 for further discussion.

(b)	Surplus includes the property and casualty companies’ equity ownership of the life and group company(ies)’ capital and surplus.

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

Restatement for Reinsurance and Equity Investee Accounting

In May of 2005 the Company corrected its accounting for several reinsurance contracts, primarily with a former affiliate, and its equity accounting for that affiliate. The Company has restated its previously reported financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 and all related disclosures, as well as its interim financial data for all interim periods of 2004 and 2003. This Management’s Discussion and Analysis (MD&A) gives effect to the restatement of the Consolidated Financial Statements. This restatement is based upon reconsideration of the Company’s accounting for its former equity interest in Accord Re Ltd. (Accord) and for several reinsurance contracts with Accord, but also includes two reinsurance agreements with unaffiliated parties that are immaterial in the aggregate. A subsidiary of The Continental Corporation (TCC) acquired a 49% ownership interest in Accord, a Bermuda company, in 1989 upon Accord’s formation. TCC also provided capital Support to Accord through a guarantee from a TCC subsidiary. TCC was acquired by the Company in 1995.

Reinsurance relationships with Accord involved both property and casualty assumed reinsurance risks that were written by TCC subsidiaries and 100% ceded to Accord or reinsured from other cedents by Accord. Stop-loss protection in relation to those risks was obtained by Accord from a wholly-owned TCC subsidiary.

All of the Company’s reinsurance agreements with Accord relating to property risks were commuted as of year-end 2001, leaving six reinsurance agreements with Accord relating to casualty risks outstanding at that time. As of March 31, 2005 the Company provides no capital support to and has no ownership interest in Accord. During the period of the Company’s minority ownership Accord also maintained reinsurance relationships with reinsurers unaffiliated with the Company.

As previously reported the Company continues to respond to various subpoenas, interrogatories and other requests for information received from state and federal regulatory authorities relating to on-going insurance industry investigations of non-traditional insurance products, including finite reinsurance. As also previously reported, the Company agreed to undergo a state regulatory financial examination of Continental Casualty Company and its insurance subsidiaries as of December 31, 2003. Such review includes examination of certain of the finite reinsurance contracts entered into by the Company and whether such contracts possess sufficient risk transfer characteristics necessary to qualify for accounting treatment as reinsurance. In the course of complying with these requests the Company conducted a comprehensive review of its finite reinsurance relationships, including contracts with Accord. It is possible that the Company’s analyses of, or accounting treatment for, other finite reinsurance contracts could be questioned or disputed in the context of the referenced state regulatory examination, and further restatements of the Company’s financial results are possible as a consequence, which could have a material adverse impact on the Company’s financial condition.

The Company accounted for its reinsurance cessions to Accord and related retrocessions from Accord as reinsurance. In connection with the aforementioned review, the Company has now concluded that the reinsurance cession and retrocession should be viewed as a single transaction which does not transfer risk. The restatement corrections apply deposit accounting to the Company’s reinsurance cessions to Accord. The restatement corrections also include adjustments to the Company’s historical equity method accounting for its ownership and economic interest in Accord, including the effects of applying deposit accounting to certain of Accord’s reinsurance contracts with parties other than the Company. The remaining restatement corrections relate to applying deposit accounting to two small reinsurance treaties unrelated to Accord that were previously accounted for using reinsurance accounting.

The effect of the restatement is included in the table below. Additionally, the Consolidated Statements of Stockholders’ Equity reflects a decrease in the Company’s retained earnings of $64 million as of January 1, 2002.

	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

(In millions, except per share data)
As of December 31,	2004	2004	2003	2003
Consolidated balance sheet:
Reinsurance receivables	$15,463	$15,357	$15,681	$15,530
Deferred income taxes	692	709	600	618
Claim and claim adjustment expense	31,520	31,523	31,730	31,732
Reinsurance balances payable	3,043	2,980	3,432	3,331
Retained earnings	5,601	5,572	5,160	5,126

For the year ended December 31,	2004	2004	2003	2003	2002	2002
Consolidated statements of operations:
Net earned premiums	$8,209	$8,209	$9,214	$9,216	$10,213	$10,213
Net investment income	1,674	1,680	1,647	1,656	1,730	1,737
Insurance claims and policyholder’s benefits	6,446	6,445	10,287	10,277	8,420	8,402
Income tax benefit (expense)	(29)	(31)	913	906	(68)	(77)
Net income (loss)	441	446	(1,433)	(1,419)	155	171
Basic and diluted earnings (loss) per share available to common stockholders:	$1.47	$1.49	$(6.58)	$(6.52)	$0.68	$0.76

The restatement had no effect on total cash flows from operating, investing or financing activities.

Index to this MD&A

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

CONSOLIDATED OPERATIONS

Results of Operations

The following table includes the consolidated results of operations. For more detailed components of CNA’s business operations, see the segment discussions within this MD&A.

Consolidated Operations

Years ended December 31	2004	2003	2002
(In millions, except per share data)
Revenues
Net earned premiums	$8,209	$9,216	$10,213
Net investment income	1,680	1,656	1,737
Realized investment gains (losses), net of participating policyholders’ and minority interests	(248)	460	(252)
Other revenues	295	395	595

Total revenues	9,936	11,727	12,293

Claims, benefits and expenses
Insurance claims and policyholders’ benefits	6,445	10,277	8,402
Amortization of deferred acquisition costs	1,680	1,965	1,791
Other operating expenses	1,183	1,686	1,621
Restructuring and other related charges	–	–	(37)
Interest	124	130	150

Total claims, benefits and expenses	9,432	14,058	11,927

Income (loss) from continuing operations before income tax and minority interest	504	(2,331)	366
Income tax (expense) benefit	(31)	906	(77)
Minority interest	(27)	6	(26)

Income (loss) from continuing operations	446	(1,419)	263
Loss from discontinued operations, net of tax of $9	–	–	(35)

Income (loss) before cumulative effects of changes in accounting principle	446	(1,419)	228
Cumulative effect of change in accounting principles, net of tax of $7	–	–	(57)

Net income (loss)	$446	$(1,419)	$171

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.49	$(6.52)	$1.18
Income (loss) from discontinued operations, net of tax	–	–	(0.16)

Income (loss) before cumulative effect of change in accounting principles	1.49	(6.52)	1.02
Cumulative effect of change in accounting principle, net of tax	–	–	(0.26)

Basic and diluted earnings (loss) per share available to common stockholders	$1.49	$(6.52)	$0.76

Weighted average outstanding common stock and common stock equivalents	256.0	227.0	223.6

2004 Compared with 2003

Net results increased $1,865 million in 2004 as compared with 2003. This improvement in net results was due principally to decreased net unfavorable prior year development of $1,830 million after-tax ($2,815 million pretax), $356 million after-tax ($547 million pretax) decrease in the bad debt provisions for insurance and reinsurance receivables, $66 million after-tax ($101 million pretax) decrease in interest expenses related to additional cessions to corporate aggregate reinsurance treaties and $59 million after-tax ($90 million pretax) decrease in certain insurance related assessments. These favorable impacts to net income in 2004 were partially offset by increased catastrophe losses and decreased net realized investment results. The impact of catastrophes was $196 million after-tax ($301 million pretax) and $93 million after-tax ($143 million pretax) in 2004 and 2003. This increase was primarily due to catastrophe impacts of $178 million after-tax ($273 million pretax) recorded in 2004 resulting from Hurricanes Charley, Frances, Ivan and Jeanne. These impacts are net of anticipated reinsurance recoveries, and include the effect of reinstatement premiums and estimated insurance assessments.

Unfavorable net prior year development of $124 million, including $240 million of unfavorable claim and claim adjustment expense reserve development and $116 million of favorable premium development, was recorded in 2004. Unfavorable net prior year development of $2,939 million, including $2,398 million of unfavorable claim and claim adjustment expense reserve development and $541 million of unfavorable premium development, was recorded in 2003.

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

Net earned premiums decreased $1,007 million in 2004 as compared with 2003. The decrease in net earned premiums was due primarily to reduced premiums from the individual life and group benefits businesses, as well as CNA Re, as a result of the decisions made in 2003 to focus on the core property and casualty business. Partially offsetting these unfavorable impacts was a $357 million decrease in premiums ceded to corporate aggregate and other reinsurance treaties in 2004 as compared to 2003. The 2003 cessions were principally due to the unfavorable net prior year development recorded in 2003.

2003 Compared with 2002

Net results decreased $1,590 million in 2003 as compared with 2002. The decline in net results was due primarily to increased unfavorable net prior year development of $1,840 million after-tax ($2,831 million pretax), a $55 million after-tax ($84 million pretax) increase in catastrophe losses, a $65 million after-tax ($100 million pretax) increase in unallocated loss adjustment expense (ULAE) reserves and a $27 million after-tax ($42 million pretax) increase in dividend development. In addition, net results in 2003 included a $396 million after-tax ($610 million pretax) increase in the bad debt provision for insurance and reinsurance receivables, a $69 million after-tax ($104 million pretax) increase in insurance related assessments and increased interest expense of $90 million after-tax ($137 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. These items were partially offset by a $434 million after-tax ($712 million pretax) increase in net realized investment results and increased limited partnership income of $165 million after-tax ($254 million pretax). Net income in 2002 also included a $35 million after-tax ($44 million pretax) loss from discontinued operations and a $57 million after-tax ($64 million pretax) charge for the cumulative effect of a change in accounting principle.

Unfavorable net prior year development of $2,939 million, including $2,398 million of unfavorable claim and claim adjustment expense reserve development and $541 million of unfavorable premium development, was recorded in 2003. Unfavorable net prior year development of $108 million, including $17 million of unfavorable claim and claim adjustment expense reserve development and $91 million of unfavorable premium development, was recorded in 2002.

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

Net earned premiums decreased $997 million in 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to the July 1, 2002 transfer of the National Postal Mail Handlers Union group benefits plan (the Mail Handlers Plan) to First Health Corporation. Net earned premiums for the Mail Handlers Plan were $1,151 million in 2002. Net earned premium was also impacted by increased ceded premiums to corporate aggregate and other reinsurance treaties resulting from unfavorable net prior year development recorded in 2003. Partially offsetting these adverse premium items were rate increases, increased retention and new business, primarily in Standard Lines and Specialty Lines.

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
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Property and casualty, excluding APMT	$107	$75	$20	$202
APMT	–	–	55	55

Total	107	75	75	257
Ceded losses related to corporate aggregate reinsurance treaties	8	(17)	9	–

Pretax unfavorable net prior year development before impact of premium development	115	58	84	257

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(96)	(33)	12	(117)
Ceded premiums related to corporate aggregate reinsurance treaties	(1)	5	(3)	1

Pretax unfavorable (favorable) premium development	(97)	(28)	9	(116)

Total 2004 unfavorable net prior year development (pretax)	$18	$30	$98	$141

Total 2004 unfavorable net prior year development (after-tax)	$12	$20	$60	$92

The following table summarizes the pretax 2003 net prior year development by segment.

2003 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Property and casualty, excluding APMT	$1,423	$313	$346	$2,082
APMT	–	–	795	795

Total	1,423	313	1,141	2,877
Ceded losses related to corporate aggregate reinsurance treaties	(485)	(56)	(102)	(643)

Pretax unfavorable net prior year development before impact of premium development	938	257	1,039	2,234

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	209	6	(32)	183
Ceded premiums related to corporate aggregate reinsurance treaties	269	31	58	358

Pretax unfavorable premium development	478	37	26	541

Total 2003 unfavorable net prior year development (pretax)	$1,416	$294	$1,065	$2,775

Total 2003 unfavorable net prior year development (after-tax)	$920	$191	$692	$1,803

The following table summarizes the pretax 2002 net prior year development by segment.

2002 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Property and casualty, excluding APMT	$(189)	$55	$228	$94
APMT	–	–	–	–

Total	(189)	55	228	94
Ceded losses related to corporate aggregate reinsurance treaties	(14)	(41)	(93)	(148)

Pretax unfavorable (favorable) net prior year development before impact of premium development	(203)	14	135	(54)

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	76	17	(103)	(10)
Ceded premiums related to corporate aggregate reinsurance treaties	10	29	62	101

Pretax unfavorable (favorable) premium development	86	46	(41)	91

Total 2002 unfavorable (favorable) net prior year development (pretax)	$(117)	$60	$94	$37

Total 2002 unfavorable (favorable) net prior year development (after-tax)	$(76)	$39	$61	$24

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

Consolidated Net Income (Loss)

			Life and	Corporate
			Group Non-	and Other
	Standard Lines	Specialty Lines	Core	Non-Core (b)	Total
Year ended December 31, 2004
Net results of businesses retained	$359	$378	$13	$123	$873
Net results of businesses sold (a)	–	–	(427)	–	(427)

Total consolidated net income (loss) for the year ended December 31, 2004	$359	$378	$(414)	$123	$446

Year ended December 31, 2003
Net results of businesses retained	$(714)	$40	$41	$(750)	$(1,383)
Net results of businesses sold (a)	–	–	(36)	–	(36)

Total consolidated net income (loss) for the year ended December 31, 2003	$(714)	$40	$5	$(750)	$(1,419)

Year ended December 31, 2002
Net results of businesses retained	$46	$60	$(42)	$17	$81
Net results of businesses sold (a)	–	–	90	–	90

Total consolidated net income (loss) for the year ended December 31, 2002	$46	$60	$48	$17	$171

(a)	Includes the group benefits business sold on December 31, 2003, the individual life business sold on April 30, 2004 and the CNA Trust business sold on August 1, 2004. The gains or losses recognized on these sales are included in these net results.

(b)	Includes $58 million, $34 million and $153 million of net income for the years ended December 31, 2004, 2003 and 2002 from CNA Re, which is in run-off.

Net Earned Premiums

			Life and	Corporate
			Group Non-	and Other
	Standard Lines	Specialty Lines	Core	Non-Core (b)	Total
Year ended December 31, 2004
Net earned premiums of businesses retained	$4,917	$2,277	$806	$94	$8,094
Net earned premiums of businesses sold (a)	–	–	115	–	115

Total net earned premiums for the year ended December 31, 2004	$4,917	$2,277	$921	$94	$8,209

Year ended December 31, 2003
Net earned premiums of businesses retained	$4,532	$1,840	$917	$468	$7,757
Net earned premiums of businesses sold (a)	–	–	1,459	–	1,459

Total net earned premiums for the year ended December 31, 2003	$4,532	$1,840	$2,376	$468	$9,216

Year ended December 31, 2002
Net earned premiums of businesses retained	$4,678	$1,451	$2,027	$676	$8,832
Net earned premiums of businesses sold (a)	–	–	1,381	–	1,381

Total net earned premiums for the year ended December 31, 2002	$4,678	$1,451	$3,408	$676	$10,213

(a)	Includes the group benefits business sold on December 31, 2003 and the individual life business sold on April 30, 2004.

(b)	Includes $125 million, $536 million and $642 million of Net Earned Premiums for the years ended December 31, 2004, 2003 and 2002 from CNA Re, which is in run-off.

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

Estimated Volatility in Gross Carried Loss Reserves by Segment

	Gross
	Carried	Estimated
	Loss	Volatility in
December 31, 2004	Reserves	Reserves
(In millions)
Standard Lines	$14,302	+/- 7%
Specialty Lines	4,860	+/- 7%
Corporate and Other Non-Core	8,681	+/- 25%

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

Interest cost on funds withheld and other deposits is credited during all periods in which a funds withheld liability exists. Pretax interest cost, which is included in net investment income, was $261 million, $335 million and $232 million in 2004, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,564 million and $2,782 million at December 31, 2004 and 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. Additionally, on the corporate aggregate reinsurance treaties discussed below, if the Company exceeds certain aggregate loss ratio thresholds, the rate at which interest charges are accrued would increase and be retroactively applied to the inception of the contract or to a specified date. Any such retroactive interest is accrued in the period the additional premiums arise or the loss ratio thresholds are met. The amount of retroactive interest, included in the totals above, was $46 million, $147 million and $10 million in 2004, 2003 and 2002.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

The following table summarizes the amounts receivable from reinsurers at December 31, 2004 and December 31, 2003.

Components of reinsurance receivables

	December 31, 2004	December 31, 2003
(In millions)
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$13,878	$14,066
Ceded future policy benefits	1,260	1,218
Ceded policyholders’ funds	65	7
Billed reinsurance receivables	685	812

Reinsurance receivables	15,888	16,103
Allowance for uncollectible reinsurance	(531)	(573)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$15,357	$15,530

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

The following table details results of operations for Standard Lines.

Results of Operations

Years ended December 31	2004	2003	2002
(In millions)
Net written premiums	$4,582	$4,563	$4,755
Net earned premiums	4,917	4,532	4,678
Income (loss) before net realized investment gains (losses)	220	(948)	168
Net realized investment gains (losses)	139	234	(79)
Net income (loss)	359	(714)	46
Ratios
Loss and loss adjustment expense	70.8%	98.0%	73.1%
Expense	34.6	42.7	31.5
Dividend	0.2	2.2	1.6

Combined	105.6%	142.9%	106.2%

2004 Compared with 2003

Net results increased $1,073 million in 2004 as compared with 2003. This improvement was due primarily to decreased unfavorable net prior year development of $908 million after-tax ($1,398 million pretax), a decrease in the bad debt provision recorded for insurance receivables of $57 million after-tax ($88 million pretax), a decrease in the bad debt provision for reinsurance receivables of $48 million after-tax ($74 million pretax), decreased dividend development of $45 million after-tax ($69 million pretax), a decrease in certain insurance related assessments of $35 million after-tax ($54 million pretax) and increased net investment income of $57 million after-tax ($88 million pretax), primarily due to reduced interest charges of $63 million after-tax ($97 million pretax) related to the corporate aggregate and other reinsurance treaties. These favorable items were partially offset by decreased net realized investment results of $95 million after-tax ($142 million pretax) and increased catastrophe losses in 2004. The impact of catastrophes was $183 million after-tax ($282 million pretax) and $71 million after-tax ($110 million pretax) for 2004 and 2003, as discussed below. These catastrophe impacts are net of anticipated reinsurance recoveries, and include the effect of reinstatement premiums and estimated insurance assessments. See the Investments section of the MD&A for further discussion on net investment income and net realized investment gains.

Net written premiums for Standard Lines increased $19 million in 2004 as compared with 2003. This increase was primarily driven by decreased premiums ceded of $270 million to corporate aggregate and other reinsurance treaties in 2004 as compared with 2003. The 2003 cessions were principally due to the unfavorable net prior year development recorded in 2003. This favorable impact was partially offset by lower new business as competition increases and carriers protect renewals, as well as intentional underwriting actions in business classified as high hazard. Specifically impacting retention was the impact of intentional underwriting actions, including reductions in certain silica-related risks and workers compensation policies classified as high hazard. The net written premium results are consistent with the Company’s strategy of portfolio optimization. The Company’s priority is a diversified portfolio in profitable classes of business.

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

Net earned premiums increased $385 million in 2004 as compared with 2003. This increase was primarily driven by decreased ceded premiums of $270 million related to corporate aggregate and other reinsurance treaties.

The combined ratio decreased 37.3 points in 2004 as compared with 2003. The loss ratio decreased 27.2 points in 2004 as compared with 2003. These improvements were primarily due to decreased net unfavorable prior year development of $1,398 million and a decrease in the bad debt provision recorded for reinsurance receivables of $74 million. These favorable impacts on the 2004 loss ratio were partially offset by increased catastrophe losses. Catastrophe losses of $260 million and $110 million were recorded in 2004 and 2003. The increased 2004 catastrophe losses were primarily due to a $235 million loss resulting from Hurricanes Charley, Frances, Ivan and Jeanne.

Unfavorable net prior year development of $18 million was recorded in 2004, including $115 million of unfavorable claim and allocated claim adjustment expense reserve development and $97 million of favorable premium development. Unfavorable net prior year development of $1,416 million, including $938 million of unfavorable claim and allocated claim adjustment expense reserve development and $478 million of unfavorable premium development, was recorded in 2003.

The following table summarizes the gross and net carried reserves as of December 31, 2004 and 2003 for Standard Lines.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31,	2004	2003
(In millions)
Gross Case Reserves	$6,904	$6,416
Gross IBNR Reserves	7,398	7,866

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,302	$14,282

Net Case Reserves	$4,761	$4,590
Net IBNR Reserves	4,547	4,383

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,308	$8,973

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

2003 Compared with 2002

Net results decreased $760 million in 2003 as compared with 2002. The decrease in net results was primarily driven by increased unfavorable net prior year development of $996 million after-tax ($1,533 million pretax), an increase in the bad debt provision for insurance and reinsurance receivables of $193 million after-tax ($297 million pretax), an increase in certain insurance-related assessments of $49 million after-tax ($74 million pretax) and decreased net investment income primarily due to increased interest expense of $78 million after-tax ($120 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. Partially offsetting these decreases were increases in net realized investment gains and $94 million after-tax ($145 million pretax) of increased limited partnership income. See the Investments section of this MD&A for further discussion on net investment income and net realized investment gains (losses). Net results for 2002 also included a $43 million after-tax ($43 million pretax) cumulative effect of a change in accounting principle charge related to goodwill impairment.

Net written premiums for Standard Lines decreased $192 million and net earned premiums decreased $146 million in 2003 as compared with 2002. These decreases were due primarily to increased ceded premiums of $259 million, including premiums ceded to corporate aggregate and other reinsurance treaties, primarily as a result of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003. Premiums also decreased as a result of a shift in the mix of business to high deductible policies, which generally have lower premiums. Partially offsetting these declines were increased premiums across most P&C and E&S lines as a result of new business initiatives and rate increases.

The combined ratio increased 36.7 points in 2003 as compared with 2002. The loss ratio increased 24.9 points due principally to an increase in unfavorable net prior year development in 2003 as compared with 2002, as discussed below, an increase in the bad debt expense reserve for reinsurance receivables of $55 million and $110 million of catastrophe losses which occurred during 2003. Catastrophe losses were $38 million in 2002. Based on the Company’s credit exposure to reinsurance receivables, an increase in the bad debt reserve was deemed appropriate. See the Reinsurance section of this MD&A for additional information. Partially offsetting these unfavorable variances was an improvement in the current net accident year loss ratio.

Unfavorable net prior year development of $1,416 million, including $938 million of unfavorable claim and allocated claim adjustment expense reserve development and $478 million of unfavorable premium development, was recorded in 2003. Favorable net prior year development of $117 million, including $203 million of favorable claim and allocated claim adjustment expense reserve development and $86 million of unfavorable premium development, was recorded in 2002.

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

The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including APMT and intrasegment eliminations.

Operating Results

Years ended December 31 (In millions)	2004	2003	2002
Revenues	$358	$737	$958
Net investment income	246	226	268
Net income (loss)	123	(750)	17

2004 Compared with 2003

Revenues decreased $379 million in 2004 as compared with 2003. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in October of 2003 and decreased realized investment gains of $62 million pretax. CNA Re had earned premiums of $125 million and $536 million in 2004 and 2003. See the Investments section of this MD&A for additional information on net realized investment gains (losses) and net investment income.

Net income increased $873 million in 2004 as compared with 2003. The increase in net income was due primarily to a $632 million after-tax ($972 million pretax) decrease in unfavorable net prior year development, a $168 million after-tax ($258 million pretax) decrease in the provision for uncollectible reinsurance receivables, the absence in 2004 of a $44 million after-tax ($67 million pretax) increase in ULAE reserves recorded in 2003 and a $16 million after-tax ($24 million pretax) decrease in certain insurance related assessments. Additionally, the net results were favorably impacted by $14 million after-tax ($21 million pretax) of non-recurring income related to a release of purchase accounting reserves related to real estate leases assumed in connection with the 1995 acquisition of Continental.

Unfavorable net prior year development of $93 million was recorded during 2004, including $84 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $9 million of unfavorable premium development. Unfavorable net prior year development of $1,065 million was recorded in 2003, including $1,039 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $26 million of unfavorable premium development.

The following table summarizes the gross and net carried reserves as of December 31, 2004 and 2003 for Corporate and Other Non-Core.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31, (In millions)	2004	2003
Gross Case Reserves	$3,806	$4,344
Gross IBNR Reserves	4,875	5,330

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,681	$9,674

Net Case Reserves	$1,588	$2,026
Net IBNR Reserves	1,691	1,857

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,279	$3,883

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

2003 Compared with 2002

Revenues decreased $221 million in 2003 as compared with 2002. The decrease in revenues was due primarily to reduced revenues from CNA UniSource and reduced net earned premiums in CNA Re due to the decision in October of 2003 to exit the assumed reinsurance market. These unfavorable impacts to revenue were partially offset by increased realized investment gains and increased limited partnership income.

Net results declined $767 million in 2003 as compared with 2002. The decrease in net results was due primarily to a $631 million after-tax ($971 million pretax) increase in unfavorable net prior year development primarily regarding APMT, a $44 million after-tax ($67 million pretax) increase in ULAE reserves, a $12 million after-tax ($18 million pretax) increase in certain insurance related assessments, a $153 million after-tax ($236 million pretax) increase in the bad debt provision for reinsurance receivables, decreased net investment income due primarily to a reduction of invested assets resulting from the sale of CNA Re U.K. and increased interest expense of $8 million after-tax ($12 million pretax) related to additional cessions to the corporate aggregate reinsurance treaties. The 2003 net results were favorably impacted by increased net realized investment gains of $15 million after-tax ($45 million pretax) and the absences of $40 million after-tax ($62 million pretax) of eBusiness expenses and an $18 million after-tax ($27 million pretax) reduction of the accrual for restructuring and other related charges. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

Unfavorable net prior year development of $1,065 million was recorded in 2003, including $1,039 million of unfavorable claim and allocated claim adjustment expense reserve development and $26 million of unfavorable premium development. Unfavorable net prior year development of $94 million, including $135 million of unfavorable claim and allocated claim adjustment expense reserve development, and $41 million of favorable premium development, was recorded in 2002.

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

Net Investment Income

The significant components of net investment income are presented in the following table.

Net Investment Income

Years ended December 31 (In millions)	2004	2003	2002
Fixed maturity securities	$1,571	$1,651	$1,854
Short term investments	56	63	62
Limited partnerships	212	221	(34)
Equity securities	14	19	66
Income from trading portfolio (a)	110	–	–
Interest on funds withheld and other deposits	(261)	(335)	(232)
Other	18	85	81

Gross investment income	1,720	1,704	1,797
Investment expense	(40)	(48)	(60)

Net investment income	$1,680	$1,656	$1,737

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

A summary of the Company’s commitments as of December 31, 2004 is presented in the following table.

Contractual Commitments

December 31, 2004 (In millions)	2005	2006	2007	2008	2009	Thereafter	Total
Debt (a)	$660	$416	$106	$442	$74	$1,619	$3,317
Lease obligations	64	55	46	33	23	72	293
Claim and claim expense reserves (b)	8,008	5,794	4,168	2,931	2,123	10,432	33,456
Future policy benefits reserves (c)	195	179	173	174	170	8,325	9,216
Policyholder funds reserves (c)	502	845	152	33	10	164	1,706
Guaranteed payment contracts (d)	19	11	6	–	–	–	36

Total	$9,448	$7,300	$4,651	$3,613	$2,400	$20,612	$48,024

(a)	Includes estimated future interest payments, but does not include original issue discount.

(b)	Claim and claim adjustment expense reserves are not discounted and represent the Company’s estimate of the amount and timing of the ultimate settlement and administration of claims based on its assessment of facts and circumstances known as of December 31, 2004. See the Reserves — Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $21 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)	Future policy benefits and policyholder funds reserves are not discounted and represent the Company’s estimate of the amount and timing of the ultimate settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2004. Future policy benefit reserves of $1,013 million and policyholder fund reserves of $60 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included. Additional information on future policy benefits and policyholder funds reserves is included in Note A of the Consolidated Financial Statements included under Item 8.

(d)	Primarily relating to telecommunications and software services.

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

Market Risk Scenario 2

		Increase (Decrease)
	Fair	Interest	Currency	Equity
December 31, 2004 (In millions)	Value	Rate Risk	Risk	Risk
General account:
Fixed maturity securities available-for-sale	$30,937	$(2,703)	$(177)	$(63)
Fixed maturity securities trading	390	(6)	(1)	(8)
Equity securities available-for-sale	410	–	(18)	(103)
Equity securities trading	46	–	–	(11)
Short term investments available-for-sale	5,404	(11)	(20)	–
Short term investments trading	459	–	–	–
Limited partnerships	1,549	9	–	(46)
Other invested assets	42	–	–	–
Interest rate swaps	(8)	12	–	–
Equity index futures for trading	–	3	–	(289)
Other derivative securities	2	10	(38)	–

Total general account	39,231	(2,686)	(254)	(520)

Separate accounts:
Fixed maturity securities	486	(35)	–	–
Equity securities	55	–	–	(14)
Short term investments	20	–	–	–

Total separate accounts	561	(35)	–	(14)

Total securities	$39,792	$(2,721)	$(254)	$(534)

Debt (carrying value)	$2,257	$(141)	$–	$–

Market Risk Scenario 2

		Increase (Decrease)
	Fair	Interest	Currency	Equity
December 31, 2003 (In millions)	Value	Rate Risk	Risk	Risk
Held for Other Than Trading Purposes:
General account:
Fixed maturity securities	$28,678	$(2,896)	$(71)	$(32)
Equity securities	527	–	(52)	(129)
Short term investments	7,538	(7)	(32)	–
Limited partnerships	1,117	7	–	(33)
Other invested assets	233	–	–	–
Interest rate caps	–	1	–	–
Interest rate swaps	(5)	4	–	–
Other derivative securities	12	(184)	3	–

Total general account	38,100	(3,075)	(152)	(194)

Separate accounts:
Fixed maturity securities	1,809	(165)	–	–
Equity securities	117	–	–	(29)
Short term investments	82	–	–	–
Other invested assets	415	–	–	(103)

Total separate accounts	2,423	(165)	–	(132)

Total securities held for other than trading purposes	40,523	(3,240)	(152)	(326)

Held for Trading Purposes:
Separate accounts:
Fixed maturity securities	304	(6)	–	(2)
Short term investments	414	(1)	–	–
Limited partnerships	419	3	–	(7)
Equity indexed futures	–	4	–	(277)
Other derivative securities	–	(1)	–	–

Total securities held for trading purposes	1,137	(1)	–	(286)

Total securities	$41,660	$(3,241)	$(152)	$(612)

Debt (carrying value)	$1,904	$(102)	$–	$–

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31 (In millions, except per share data)	2004 Restated See Note T	2003 Restated See Note T	2002 Restated See Note T
Revenues:
Net earned premiums	$8,209	$9,216	$10,213
Net investment income	1,680	1,656	1,737
Realized investment gains (losses), net of participating policyholders’ and minority interests	(248)	460	(252)
Other revenues	295	395	595

Total revenues	9,936	11,727	12,293

Claims, Benefits and Expenses:
Insurance claims and policyholders’ benefits	6,445	10,277	8,402
Amortization of deferred acquisition costs	1,680	1,965	1,791
Other operating expenses	1,183	1,686	1,621
Restructuring and other related charges	–	–	(37)
Interest	124	130	150

Total claims, benefits and expenses	9,432	14,058	11,927

Income (loss) from continuing operations before income tax and minority interest	504	(2,331)	366
Income tax (expense) benefit	(31)	906	(68)
Minority interest	(27)	6	(26)

Income (loss) from continuing operations	446	(1,419)	263
Loss from discontinued operations, net of tax of $9	–	–	(35)

Income (loss) before cumulative effect of change in accounting principle	446	(1,419)	228
Cumulative effect of change in accounting principle, net of tax of $7	–	–	(57)

Net income (loss)	$446	$(1,419)	$171

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.49	$(6.52)	$1.18
Loss from discontinued operations, net of tax	–	–	(0.16)

Income (loss) before cumulative effect of change in accounting principle	1.49	(6.52)	1.02
Cumulative effect of change in accounting principle, net of tax	–	–	(0.26)

Basic and diluted earnings (loss) per share available to common stockholders	$1.49	$(6.52)	$0.76

Weighted average outstanding common stock and common stock equivalents	256.0	227.0	223.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31 (In millions, except share data)	2004	2003
	Restated See Note T	Restated See Note T
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $30,266 and $27,564)	$31,327	$28,678
Equity securities at fair value (cost of $320 and $293)	456	527
Limited partnership investments	1,549	1,117
Other invested assets	36	240
Short-term investments, at fair value which approximates cost	5,863	7,538

Total investments	39,231	38,100
Cash	95	139
Reinsurance receivables (less allowance for uncollectible receivables of $531 and $573)	15,357	15,530
Insurance receivables (less allowance for doubtful accounts of $517 and $375)	2,050	2,707
Accrued investment income	297	323
Receivables for securities sold	496	836
Deferred acquisition costs	1,268	2,533
Prepaid reinsurance premiums	1,128	1,361
Federal income taxes recoverable (includes $7 and $594 due from Loews Corporation)	–	607
Deferred income taxes	709	618
Property and equipment at cost (less accumulated depreciation of $524 and $727)	235	314
Goodwill and other intangible assets	162	162
Other assets	815	1,571
Separate account business	568	3,678

Total assets	$62,411	$68,479

	2004	2003
	Restated See Note T	Restated See Note T
Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$31,523	$31,732
Unearned premiums	4,522	5,000
Future policy benefits	5,883	8,161
Policyholders’ funds	1,725	601
Collateral on loaned securities	918	442
Payables for securities purchased	288	1,902
Participating policyholders’ funds	63	118
Short term debt	531	263
Long term debt	1,726	1,641
Reinsurance balances payable	2,980	3,331
Other liabilities	2,231	2,436
Separate account business	568	3,678

Total liabilities	52,958	59,305

Commitments and contingencies (Notes F, G, I and K)
Minority interest	275	256
Stockholders’ equity:
Preferred stock (12,500,000 shares authorized)
Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)	750	750
Series I Issue (no par value; $23,200 stated value; 32,327 shares issued; held by Loews Corporation)	–	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 258,177,285 and 225,850,270 shares issued; and 255,953,958 and 223,617,337 shares outstanding)	645	565
Additional paid-in capital	1,701	1,031
Retained earnings	5,572	5,126
Accumulated other comprehensive income	650	841
Treasury stock (2,223,327 and 2,232,933 shares), at cost	(69)	(69)

	9,249	8,994
Notes receivable for the issuance of common stock	(71)	(76)

Total stockholders’ equity	9,178	8,918

Total liabilities and stockholders’ equity	$62,411	$68,479

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31	2004	2003	2002
(In millions)
	Restated See Note T	Restated See Note T	Restated See Note T
Cash Flows from Operating Activities:
Net income (loss)	$446	$(1,419)	$171
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Cumulative effect of change in accounting principles, net of tax	–	–	57
Changes in bad debt provision for insurance and reinsurance receivables	87	602	40
Loss on disposal of property and equipment	36	22	24
Minority interest	27	(6)	26
Deferred income tax provision	37	74	16
Net purchases of trading securities	(5)	–	–
Realized investment (gains) losses, net of participating policyholders’ and minority interests	248	(460)	252
Equity method (income) loss	(214)	(220)	25
Realized loss from discontinued operations, net of tax	–	–	37
Amortization of bond (discount) premium	9	(79)	(143)
Depreciation	75	86	98
Changes in:
Receivables, net	(484)	(3,472)	993
Deferred acquisition costs	194	(62)	(162)
Accrued investment income	(12)	(49)	69
Federal income taxes recoverable/payable	596	(642)	655
Prepaid reinsurance premiums	233	(15)	(124)
Reinsurance balances payable	(318)	661	147
Insurance reserves	768	6,749	(958)
Other, net	(116)	(10)	(183)

Total adjustments	1,161	3,179	869

Net cash flows provided by operating activities	$1,607	$1,760	$1,040

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(58,963)	$(61,419)	$(63,167)
Proceeds from fixed maturity securities:
Sales	48,678	52,805	61,919
Maturities, calls and redemptions	4,929	6,435	3,108
Purchases of equity securities	(625)	(281)	(814)
Proceeds from sales of equity securities	787	578	1,197
Purchases of mortgage loans and real estate	(27)	–	–
Change in short term investments	2,044	(845)	(3,249)
Change in collateral on loaned securities and derivatives	476	(111)	(371)
Change in other investments	100	300	167
Purchases of property and equipment	(41)	(65)	(88)
Dispositions	647	422	(178)
Other, net	(24)	48	(12)

Net cash flows used by investing activities	$(2,019)	$(2,133)	$(1,488)

	2004	2003	2002
	Restated See Note T	Restated See Note T	Restated See Note T
Cash Flows from Financing Activities:
Issuance of preferred stock	$–	$750	$750
Principal payments on debt	(619)	(387)	(341)
Proceeds from issuance of debt	972	–	65
Receipt (return) of policyholder account balances on investment contracts	10	25	(44)
Receipts from investment contracts credited to policyholder account balances	–	1	1
Other	5	(3)	1

Net cash flows provided by financing activities	368	386	432

Net change in cash	(44)	13	(16)
Cash, beginning of year	139	126	142

Cash, end of year	$95	$139	$126

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	$216	$134	$195
Federal income taxes	(627)	(369)	(612)
Non-cash transactions:
Notes receivable for the issuance of common stock	–	4	4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation Consolidated Statements of Stockholders’ Equity

			Additional		Accumulated Other		Notes Receivable	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Related to	Stockholders’
(In millions)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Common Stock	Equity
Balance, January 1, 2002 (As previously reported)	$–	$565	$1,031	$6,438	$226	$(70)	$(68)	$8,122
Prior period adjustment (See Note T)	–	—	—	(64)	—	—	—	(64)

Balance, January 1, 2002 (Restated See Note T)	–	565	1,031	6,374	226	(70)	(68)	8,058

Comprehensive income:
Net income (Restated See Note T)	–	–	–	171	–	–	–	171
Other comprehensive income	–	–	–	–	378	–	–	378
Total comprehensive income (Restated See Note T)								549
Issuance of Series H preferred stock	750	–	–	–	–	–	–	750
Increase in notes receivable related to common stock	–	–	–	–	–	–	(4)	(4)

Balance, December 31, 2002	750	565	1,031	6,545	604	(70)	(72)	9,353
(Restated See Note T)
Comprehensive income:
Net loss (Restated See Note T)	–	–	–	(1,419)	–	–	–	(1,419)
Other comprehensive income	–	–	–	–	237	–	–	237
Total comprehensive loss (Restated See Note T)								(1,182)
Issuance of Series I preferred stock	750	–	–	–	–	–	–	750
Stock options exercised	–	–	–	–	–	1	–	1
Increase in notes receivable related to common stock	–	–	–	–	–	–	(4)	(4)

Balance, December 31, 2003	1,500	565	1,031	5,126	841	(69)	(76)	8,918
(Restated See Note T)
Comprehensive income:
Net income (Restated See Note T)	–	–	–	446	–	–	–	446
Other comprehensive loss (Restated See Note T)	–	–	–	–	(191)	–	–	(191)
Total comprehensive income								255
Conversion of Series I preferred stock to common stock	(750)	80	670	–	–	–	–	–
Decrease in notes receivable related to common stock	–	–	–	–	–	–	5	5

Balance, December 31, 2004	$750	$645	$1,701	$5,572	$650	$(69)	$(71)	$9,178
(Restated See Note T)

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

The computation of earnings (loss) per share is as follows:

Earnings (Loss) per Share

Years ended December 31 (In millions, except per share amounts)	2004	2003	2002
Income (loss) from continuing operations	$446	$(1,419)	$263
Less: undeclared preferred stock dividend	(65)	(60)	(2)

Income (loss) from continuing operations available to common stockholders	381	(1,479)	261
Loss from discontinued operations, net of tax	–	–	(35)
Cumulative effect of change in accounting principles, net of tax	–	–	(57)

Net income (loss) available to common stockholders	$381	$(1,479)	$169

Weighted-average outstanding common stock and common stock equivalents	256.0	227.0	223.6
Effect of dilutive securities, employee stock options	–	–	–

Adjusted weighted-average outstanding common stock and common stock equivalents assuming conversions	256.0	227.0	223.6

Basic and diluted earnings (loss) per share available to common stockholders	$1.49	$(6.52)	$0.76

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

Pro Forma Effect of SFAS 123 on Results

Years ended December 31 (In millions, except per share amounts)	2004	2003	2002
Net income (loss) available to common stockholders	$381	$(1,479)	$169
Less: Total stock-based compensation cost determined under the fair value method, net of tax	(2)	(2)	(1)

Pro forma net income (loss) available to common stockholders	$379	$(1,481)	$168

Basic and diluted earnings (loss) per share, as reported	$1.49	$(6.52)	$0.76

Basic and diluted earnings (loss) per share, pro forma	$1.48	$(6.53)	$0.75

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

In October of 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (AJCA). AJCA introduces a special one-time dividends received deduction of 85% for the repatriation of certain foreign earnings. A number of companies are requesting that Congress or the Treasury Department provide additional clarifying language on key elements of the repatriation provision. Should Loews, upon consideration of any such potential clarifying language, ultimately elect to apply the repatriation provision of the AJCA, the CNA Tax Group does not expect that the impact of such an election would be material to its results of operations or equity.

Note B. Investments

The significant components of net investment income are presented in the following table.

Net Investment Income

Years ended December 31 (In millions)	2004	2003	2002
Fixed maturity securities	$1,571	$1,651	$1,854
Short term investments	56	63	62
Limited partnerships	212	221	(34)
Equity securities	14	19	66
Income from trading portfolio (a)	110	–	–
Interest on funds withheld and other deposits	(261)	(385)	(232)
Other	18	85	81

Gross investment income	1,720	1,704	1,797
Investment expenses	(40)	(48)	(60)

Net investment income	$1,680	$1,656	$1,737

(a)	The change in net unrealized gains (losses) on trading securities, included in net investment income, was $2 million for the year ended December 31, 2004.

Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) in investments were as follows:

Net Investment Appreciation

Years ended December 31 (In millions)	2004	2003	2002
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$704	$1,244	$1,009
Gross realized losses	(457)	(807)	(1,118)

Net realized gains (losses) on fixed maturity securities	247	437	(109)

Equity securities:
Gross realized gains	225	143	251
Gross realized losses	(23)	(29)	(409)

Net realized gains (losses) on equity securities	202	114	(158)

Other, including disposition of businesses, net of participating policyholders’ interest	(688)	(87)	13

Net realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(239)	464	(254)
Allocation to participating policyholders’ and minority interests	(9)	(4)	2

Net realized investment gains (losses)	(248)	460	(252)

Net change in unrealized appreciation (depreciation) in general account investments:
Fixed maturity securities	(53)	372	548
Equity securities	(98)	87	(23)
Other	–	2	17

Total net change in unrealized appreciation (depreciation) in general account investments	(151)	461	542
Net change in unrealized appreciation (depreciation) on separate accounts and other	(70)	6	53
Allocation to participating policyholders’ and minority interests	19	(7)	(19)
Deferred income tax (expense) benefit	55	(159)	(182)

Net change in unrealized appreciation (depreciation) in investments	(147)	301	394

Net realized gains (losses) and change in unrealized appreciation (depreciation) in investments	$(395)	$761	$142

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

A reconciliation between CNA’s Federal income tax (expense) benefit at statutory rates and the recorded income tax (expense) benefit, after giving effect to minority interest, but before giving effect to discontinued operations and the cumulative effects of changes in accounting principles, is as follows:

Tax Reconciliation

Years ended December 31 (In millions)	2004	2003	2002
Income tax (expense) benefit at statutory rates	$(176)	$(816)	$(119)
Tax benefit from tax exempt income	111	101	53
Other (expense) benefit, including state income taxes	34	(11)	(11)

Income tax (expense) benefit	$(31)	$906	$(77)

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

The current and deferred components of CNA’s income tax (expense) benefit, excluding taxes on discontinued operations and the cumulative effects of the changes in accounting principles, are as follows:

Current and Deferred Taxes

Years ended December 31 (In millions)	2004	2003	2002
Current tax (expense) benefit	$6	$980	$(61)
Deferred tax expense	(37)	(74)	(16)

Total income tax (expense) benefit	$(31)	$906	$(77)

The deferred tax effects of the significant components of CNA’s deferred tax assets and liabilities are set forth in the table below:

Components of Net Deferred Tax Asset

December 31 (In millions)	2004	2003
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$718	$687
Unearned premium reserves	233	288
Life reserves	192	183
Other insurance reserves	28	30
Receivables	309	288
Employee benefits	218	175
Life settlement contracts	100	109
Investment valuation differences	149	56
Net operating loss and tax credits carried forward	41	158
Other assets	215	234

Gross deferred tax assets	2,203	2,208
Valuation allowance	(33)	–

Deferred tax assets after valuation allowance	2,170	2,208

Deferred Tax Liabilities:
Deferred acquisition costs	(691)	(769)
Net unrealized gains	(429)	(508)
Foreign and other affiliate(s)	(207)	(204)
Other liabilities	(134)	(109)

Gross deferred tax liabilities	(1,461)	(1,590)

Net deferred tax asset	$709	$618

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

Reconciliation of Claim and Claim Adjustment Expense Reserves

As of and for the years ended December 31 (In millions)	2004	2003	2002
Reserves, beginning of year:
Gross	$31,732	$27,441	$31,364
Ceded	14,066	10,634	12,011

Net reserves, beginning of year	17,666	16,807	19,353

Reduction of net reserves (a)	–	–	(1,316)
Reduction of net reserves (b)	–	(1,309)	–
Reduction of net reserves (c)	(42)	–	–
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	6,062	6,745	8,248
Increase in provision for insured events of prior years	240	2,398	17
Amortization of discount	135	115	72

Total net incurred (d)	6,437	9,258	8,337

Net payments attributable to:
Current year events	1,936	2,192	3,137
Prior year events	4,522	4,937	6,563
Reinsurance recoverable against net reserve transferred under retroactive reinsurance agreements (See Note P)	(41)	(39)	(133)

Total net payments	6,417	7,090	9,567

Net reserves, end of year	17,644	17,666	16,807
Ceded reserves, end of year	13,879	14,066	10,634

Gross reserves, end of year	$31,523	$31,732	$27,441

(a)	In 2002, the net reserves were reduced by $1,316 million as a result of the sale of CNA Reinsurance Company Limited (CNA Re U.K.). See Note P for further discussion of this sale.

(b)	In 2003, the net reserves were reduced by $1,309 million as a result of the sale of CNAGLA. See Note P for further discussion of this sale.

(c)	In 2004, the net reserves were reduced by $42 million as a result of the sale of the individual life insurance business. See Note P for further discussion of this sale.

(d)	Total net incurred above does not agree to insurance claims and policyholders’ benefit as reflected in the Consolidated Statements of Operations due to expenses incurred related to uncollectible reinsurance receivables and benefit expenses related to future policy benefits and policyholders’ funds which are not reflected in the table above.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows:

Reserve Development

Years ended December 31 (In millions)	2004	2003	2002
Environmental pollution and mass tort	$1	$153	$–
Asbestos	54	642	–
Other	185	1,603	17

Total	$240	$2,398	$17

The following tables summarize the gross and net carried reserves as of December 31, 2004 and 2003.

December 31, 2004

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

			Life and	Corporate
	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total
Gross Case Reserves	$6,904	$1,659	$2,800	$3,806	$15,169
Gross IBNR Reserves	7,398	3,201	880	4,875	16,354

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,302	$4,860	$3,680	$8,681	$31,523

Net Case Reserves	$4,761	$1,191	$1,394	$1,588	$8,934
Net IBNR Reserves	4,547	2,042	430	1,691	8,710

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,308	$3,233	$1,824	$3,279	$17,644

December 31, 2003

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

			Life and	Corporate
	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total
Gross Case Reserves	$6,416	$1,605	$2,539	$4,344	$14,904
Gross IBNR Reserves	7,866	2,595	1,037	5,330	16,828

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,282	$4,200	$3,576	$9,674	$31,732

Net Case Reserves	$4,590	$1,087	$1,477	$2,026	$9,180
Net IBNR Reserves	4,383	1,832	414	1,857	8,486

Total Net Carried Claim and Claim Adjustment Expense Reserves	$8,973	$2,919	$1,891	$3,883	$17,666

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

Net Prior Year Development

2004 Net Prior Year Development

Unfavorable net prior year development of $124 million, including $240 million of unfavorable claim and claim adjustment expense reserve development and $116 million of favorable premium development, was recorded in

2004. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below is the amount prior to consideration of any related reinsurance allowance impacts.

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
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Property and casualty, excluding APMT	$107	$75	$20	$202
APMT	–	–	55	55

Total	107	75	75	257
Ceded losses related to corporate aggregate reinsurance treaties	8	(17)	9	–

Pretax unfavorable net prior year development before impact of premium development	115	58	84	257

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(96)	(33)	12	(117)
Ceded premiums related to corporate aggregate reinsurance treaties	(1)	5	(3)	1

Pretax unfavorable (favorable) premium development	(97)	(28)	9	(116)

Total 2004 unfavorable net prior year development (pretax)	$18	$30	$93	$141

Also included in the 2004 net prior year development is Life and Group Non-Core and unallocated loss adjustment expense reserve development.

Standard Lines

The gross and net carried claim and claim adjustment expense reserves were $14,302 million and $9,308 million at December 31, 2004. The gross and net carried claim and claim adjustment expense reserves for Standard Lines were $14,282 million and $8,973 million at December 31, 2003. Unfavorable net prior year development of $18 million, including $115 million of unfavorable claim and allocated claim adjustment expense reserve development and $97 million of favorable premium development, was recorded in 2004 for Standard Lines.

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

Corporate and Other Non-Core

The gross and net carried claim and claim adjustment expense reserves were $8,681 million and $3,279 million at December 31, 2004. The gross and net carried claim and claim adjustment expense reserves for Corporate and Other Non-Core were $9,674 million and $3,883 million at December 31, 2003. Unfavorable net prior year development of $93 million, including $84 million of net unfavorable claim and allocated claim adjustment expense reserve development and $9 million of unfavorable premium development was recorded in 2004 for Corporate and Other Non-Core.

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

2003 Net Prior Year Development

Unfavorable net prior year development of $2,939 million, including $2,398 million of unfavorable claim and claim adjustment expense reserve development and $543 million of unfavorable premium development, was recorded in

2003. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserved development. The development discussed below is the amount prior to consideration of any related reinsurance allowance impacts.

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
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:

Property and casualty, excluding APMT	$1,423	$313	$346	$2,082
APMT	–	–	795	795

Total	1,423	313	1,141	2,877
Ceded losses related to corporate aggregate reinsurance treaties	(485)	(56)	(102)	(643)

Pretax unfavorable net prior year development before impact of premium development	938	257	1,039	2,234

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	209	6	(32)	183
Ceded premiums related to corporate aggregate reinsurance treaties	269	31	58	358

Pretax unfavorable premium development	478	37	26	541

Total 2003 unfavorable net prior year development (pretax)	$1,416	$294	$1,065	$2,775

Also included in the 2003 net prior year development is Life and Group Non-Core and unallocated loss adjustment expense reserve development.

Standard Lines

Unfavorable net prior year development of $1,416 million, including $938 million of unfavorable claim and allocated claim adjustment expense reserve development and $478 million of unfavorable premium development, was recorded in 2003 for Standard Lines.

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

Corporate and Other Non-Core

Unfavorable net prior year development of $1,065 million, including $1,039 million of net unfavorable claim and allocated claim adjustment expense reserve development and $26 million of unfavorable premium development was recorded in 2003 for Corporate and Other Non-Core.

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

2002 Net Prior Year Development

Unfavorable net prior year development of $108 million, including $17 million of unfavorable claim and claim adjustment expense reserve development and $91 million of unfavorable premium development, was recorded in 2002. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below is the amount prior to consideration of any related reinsurance allowance impacts.

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
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Property and casualty, excluding APMT	$(189)	$55	$228	$94
APMT	–	–	–	–

Total	(189)	55	228	94
Ceded losses related to corporate aggregate reinsurance treaties	(14)	(41)	(93)	(148)

Pretax unfavorable (favorable) net prior year development before impact of premium development	(203)	14	135	(54)

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	76	17	(103)	(10)
Ceded premiums related to corporate aggregate reinsurance treaties	10	29	62	101

Pretax unfavorable (favorable) premium development	86	46	(41)	91

Total 2002 unfavorable (favorable) net prior year development (pretax)	$(117)	$60	$94	$37

Also included in the 2002 net prior year development is Life and Group Non-Core and unallocated loss adjustment expense reserve development.

Standard Lines

Favorable net prior year development of $117 million, including $203 million of favorable claim and allocated claim adjustment expense reserve development and $86 million of unfavorable premium development, was recorded in 2002 for Standard Lines. Approximately $140 million of favorable net prior year development was attributable to participation in the Workers Compensation Reinsurance Bureau (WCRB), a reinsurance pool, and residual markets. The favorable net prior year development for WCRB was the result of information received from the WCRB that reported the results of a recent actuarial review. This information indicated that the Company’s net required reserves for accident years 1970 through 1996 were $60 million less than the carried reserves. In addition, during 2002, the Company commuted accident years 1965 through 1969 for a payment of approximately $5 million to cover carried reserves of approximately $13 million, resulting in further favorable net prior year development of $8 million. The favorable residual market net prior year development was the result of lower than expected paid loss activity during recent periods for accident years dating back to 1984. The paid losses during 2002 on prior accident years were approximately 60% of the previously expected amount.

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

Corporate and Other Non-Core

Unfavorable net prior year development of $94 million, including $135 million of unfavorable claim and allocated claim adjustment expense reserve development and $41 million of favorable premium development, was recorded in 2002 for Corporate and Other Non-Core. The development recorded in 2002 consisted primarily of CNA Re development.

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

Interest cost on funds withheld and other deposits is credited during all periods in which a funds withheld liability exists. Pretax interest cost, which is included in net investment income, was $261 million, $335 million and $232 million in 2004, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,564 million and $2,782 million at December 31, 2004 and 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. Additionally, on the corporate aggregate reinsurance treaties discussed below, if the Company exceeds certain aggregate loss ratio thresholds, the rate on which interest charges are accrued would increase and be retroactively applied to the inception of the contract or to a specified date. Any such retroactive interest is accrued in the period the additional premiums arise or the loss ratio thresholds are met. The amount of retroactive interest, included in the totals above, was $46 million, $147 million and $10 million in 2004, 2003 and 2002.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

The following table summarizes the amounts receivable from reinsurers at December 31, 2004 and 2003.

Components of reinsurance receivables

(In millions)	December 31, 2004	December 31, 2003
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$13,878	$14,066
Ceded future policy benefits	1,260	1,218
Ceded policyholders’ funds	65	7
Billed reinsurance receivables	685	812

Reinsurance receivables	15,888	16,103
Allowance for uncollectible reinsurance	(531)	(573)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$15,357	$15,530

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

Components of Earned Premiums

					Assumed/
(In millions)	Direct	Assumed	Ceded	Net	Net %
2004 Earned Premiums
Property and casualty	$10,739	$199	$3,634	$7,304	2.7%
Accident and health	1,228	63	507	784	8.0
Life	419	–	298	121	–

Total earned premiums	$12,386	$262	$4,439	$8,209	3.2%

2003 Earned Premiums
Property and casualty	$10,661	$726	$4,450	$6,937	10.5%
Accident and health	1,602	92	59	1,635	5.6
Life	1,102	7	465	644	1.0

Total earned premiums	$13,365	$825	$4,974	$9,216	9.0%

2002 Earned Premiums
Property and casualty	$9,694	$946	$3,812	$6,828	13.9%
Accident and health	2,612	153	15	2,750	5.6
Life	1,089	(5)	449	635	(0.7)

Total earned premiums	$13,395	$1,094	$4,276	$10,213	10.7%

Included in the direct and ceded earned premiums for the years ended December 31, 2004, 2003 and 2002 are $3,293 million, $2,652 million and $2,305 million related to business that is 100% reinsured as a result of business dispositions and a significant captive program.

Components of Written Premiums

					Assumed/
(In millions)	Direct	Assumed	Ceded	Net	Net %
2004 Written Premiums
Property and casualty	$10,289	$48	$3,376	$6,961	0.7%
Accident and health	1,241	62	508	795	7.8
Life	426	–	305	121	–

Total written premiums	$11,956	$110	$4,189	$7,877	1.4%

2003 Written Premiums
Property and casualty	$10,880	$649	$4,448	$7,081	9.2%
Accident and health	1,601	92	59	1,634	5.6
Life	1,098	6	465	639	1.0

Total written premiums	$13,579	$747	$4,972	$9,354	8.0%

2002 Written Premiums
Property and casualty	$9,978	$953	$3,936	$6,995	13.6%
Accident and health	2,618	187	13	2,792	6.7
Life	1,091	(5)	449	637	(0.7)

Total written premiums	$13,687	$1,135	$4,398	$10,424	10.9%

The impact of reinsurance on life insurance inforce at December 31, 2004, 2003 and 2002 is shown in the following table.

Components of Life Insurance Inforce

(In millions)	Direct	Assumed	Ceded	Net
2004 (a)	$56,610	$35	$54,486	$2,159
2003	388,380	588	295,659	93,309
2002	423,151	14,600	340,520	97,231

(a)	The decline in gross inforce is attributable to the sales of the group benefits and the individual life businesses.

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

Comprehensive Income (Loss)

Years ended December 31 (In millions)	2004	2003	2002
Net income (loss)	$446	$(1,419)	$171

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains arising during the period	486	262	305
Net unrealized gains/losses at beginning of period included in realized gains/losses during the period	(637)	199	237

Net change in unrealized gains/losses on general account investments	(151)	461	542
Net change in unrealized gains on separate accounts and other	(66)	6	53
Foreign currency translation adjustment	22	50	(18)
Net change in derivative instruments designated as cash flow hedge	(4)	–	–
Net change in minimum pension liability	(101)	(176)	2
Allocation to participating policyholders’ and minority interests	19	(7)	(19)

Other comprehensive income (loss), before tax and cumulative effect of change in accounting principles	(281)	334	560
Deferred income tax (expense) benefit related to other comprehensive income (loss)	90	(97)	(182)

Other comprehensive income (loss), net of tax	(191)	237	378

Total comprehensive income (loss)	$255	$(1,182)	$549

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

				Corporate
	Standard	Specialty	Life and Group	and Other
Year ended December 31, 2004 (In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Net earned premiums	$4,917	$2,277	$921	$128	$(34)	$8,209
Net investment income	496	246	692	246	–	1,680
Other revenues	129	121	91	40	(86)	295

Total operating revenues	5,542	2,644	1,704	414	(120)	10,184

Claims, benefits and expenses:
Net incurred claims and benefits	3,480	1,441	1,372	162	(21)	6,434
Policyholders’ dividends	9	5	(3)	–	–	11
Amortization of deferred acquisition costs	1,109	506	36	29	–	1,680
Other insurance related expenses	593	88	291	10	(13)	969
Other operating expenses	94	113	76	141	(86)	338

Total claims, benefits and expenses	5,285	2,153	1,772	342	(120)	9,432

Operating income (loss) from continuing operations before income tax and minority interest	257	491	(68)	72	–	752
Income tax (expense) benefit on operating income	(27)	(150)	39	12	–	(126)
Minority interest	(10)	(17)	–	–	–	(27)

Net operating income (loss) from continuing operations	220	324	(29)	84	–	599

Realized investment gains (losses), net of participating policyholders’ and minority interests	219	84	(615)	64	–	(248)
Income tax (expense) benefit on realized investment gains (losses)	(80)	(30)	230	(25)	–	95

Net income (loss)	$359	$378	$(414)	$123	$–	$446

Reinsurance receivables	$5,129	$1,682	$3,284	$5,793	$–	$15,888

Insurance receivables	$2,013	$340	$153	$61	$–	$2,567

Insurance reserves:
Claim and claim adjustment expense	$14,302	$4,860	$3,680	$8,681	$–	$31,523
Unearned premiums	1,978	1,546	164	834	–	4,522
Future policy benefits	–	–	5,883	–	–	5,883
Policyholders’ funds	43	–	1,682	–	–	1,725

Deferred acquisition costs	$444	$285	$537	$2	$–	$1,268

				Corporate
	Standard	Specialty	Life and Group	and Other
Year ended December 31, 2003 (In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Net earned premiums	$4,532	$1,840	$2,376	$582	$(114)	$9,216
Net investment income	408	201	821	226	–	1,656
Other revenues	199	116	163	36	(119)	395

Total operating revenues	5,139	2,157	3,360	844	(233)	11,267

Claims, benefits and expenses:
Net incurred claims and benefits	4,440	1,648	2,384	1,806	(115)	10,163
Policyholders’ dividends	100	3	10	1	–	114
Amortization of deferred acquisition costs	1,195	408	224	138	–	1,965
Other insurance related expenses	741	100	530	40	–	1,411
Other operating expenses	197	101	66	159	(118)	405

Total claims, benefits and expenses	6,673	2,260	3,214	2,144	(233)	14,058

Operating income (loss) from continuing operations before income tax and minority interest	(1,534)	(103)	146	(1,300)	–	(2,791)
Income tax (expense) benefit on operating income	590	59	(33)	465	–	1,081
Minority interest	(4)	10	–	–	–	6

Net operating income (loss) from continuing operations	(948)	(34)	113	(835)	–	(1,704)

Realized investment gains (losses), net of participating policyholders’ and minority interests	361	114	(141)	126	–	460
Income tax (expense) benefit on realized investment gains (losses)	(127)	(40)	33	(41)	–	(175)

Net income (loss)	$(714)	$40	$5	$(750)	$–	$(1,419)

Reinsurance receivables	$5,503	$1,497	$2,999	$6,104	$–	$16,103

Insurance receivables	$2,264	$320	$282	$216	$–	$3,082

Insurance reserves:
Claim and claim adjustment expense	$14,282	$4,200	$3,576	$9,674	$–	$31,732
Unearned premiums	2,267	1,480	153	1,100	–	5,000
Future policy benefits	–	–	8,161	–	–	8,161
Policyholders’ funds	79	3	522	(3)	–	601

Deferred acquisition costs	$499	$257	$1,745	$32	$–	$2,533

				Corporate
	Standard	Specialty	Life and Group	and Other	Elimi-
Year ended December 31, 2002 (In millions)	Lines	Lines	Non-Core	Non-Core	nations	Total
Net earned premiums	$4,678	$1,451	$3,408	$714	$(38)	$10,213
Net investment income	476	172	821	268	–	1,737
Other revenues	355	108	199	79	(146)	595

Total operating revenues	5,509	1,731	4,428	1,061	(184)	12,545

Claims, benefits and expenses:
Net incurred claims and benefits	3,420	1,066	3,210	661	(41)	8,316
Policyholders’ dividends	73	3	10	–	–	86
Amortization of deferred acquisition costs	1,125	349	162	155	–	1,791
Other insurance related expenses	354	77	630	163	(131)	1,093
Other operating expenses	308	94	103	185	(12)	678

Total claims, benefits and expenses	5,280	1,589	4,115	1,164	(184)	11,964
Restructuring and other related charges	(8)	(1)	(1)	(27)	–	(37)

Operating income (loss) from continuing operations before income tax and minority interest	237	143	314	(76)	–	618
Income tax (expense) benefit on operating income	(56)	(40)	(108)	24	–	(180)
Minority interest	(13)	(13)	–	–	–	(26)

Net operating income (loss) from continuing operations	168	90	206	(52)	–	412

Realized investment gains (losses), net of participating policyholders’ and minority interests	(119)	(39)	(175)	81	–	(252)
Income tax (expense) benefit on realized investment gains (losses)	40	14	60	(11)	–	103
Loss from discontinued operations, net of tax of $9	–	–	(35)	–	–	(35)
Cumulative effect of a change in accounting principle, net of tax of $7	(43)	(5)	(8)	(1)	–	(57)

Net income	$46	$60	$48	$17	$–	$171

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ and minority interests.

Revenue by Line of Business

Years ended December 31 (In millions)	2004	2003	2002
Standard Lines
Property	$664	$668	$589
Casualty	4,196	3,947	4,050
CNA Global	901	885	751

Standard Lines revenue	5,761	5,500	5,390

Specialty Lines
Professional Liability Insurance (CNA Pro)	2,053	1,612	1,083
Surety	361	346	325
Warranty	314	313	284

Specialty Lines revenue	2,728	2,271	1,692

Life and Group Non-Core
Life & Annuity	(45)	1,030	911
Health	1,053	2,026	3,098
Other	81	163	244

Life and Group Non-Core revenue	1,089	3,219	4,253

Corporate and Other Non-Core revenue
CNA Re	225	696	875
Other	253	274	267

Corporate and Other Non-Core revenue	478	970	1,142

Intersegment eliminations	(120)	(233)	(184)

Total revenue	$9,936	$11,727	$12,293

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

Note R. Quarterly Financial Data (Unaudited)

The following tables set forth unaudited quarterly financial data for the years ended December 31, 2004 and 2003.

Quarterly Financial Data

					Full
(In millions, except per share data)	First	Second	Third	Fourth	Year
	Restated(a)	Restated(a)	Restated(a)	Restated(a)	Restated(a)
2004
Revenues	$2,267	$2,664	$2,318	$2,687	$9,936

Income (loss) from continuing operations before income tax	$(177)	$324	$(79)	$409	$477
Income tax (expense) benefit	53	(31)	52	(105)	(31)

Net income (loss)	$(124)	$293	$(27)	$304	$446

Basic and diluted earnings (loss) per share available to common stockholders	$(0.55)	$1.08	$(0.16)	$1.12	$1.49

2003
Revenues	$2,848	$3,102	$2,728	$3,049	$11,727
Income (loss) from continuing operations before income tax	$107	$79	$(2,764)	$253	$(2,325)
Income tax (expense) benefit	(21)	(6)	1,006	(73)	906

Net income (loss)	$86	$73	$(1,758)	$180	$(1,419)

Basic and diluted earnings (loss) per share available to common stockholders	$0.32	$0.26	$(7.93)	$0.70	$(6.52)

(a) As restated, see Note T.

The following tables set forth unaudited quarterly financial data for the years ended December 31, 2004 and 2003 as previously reported before a restatement to reflect a change in the Company’s Reinsurance and Equity Investee accounting. See Note T for further discussion.

Quarterly Financial Data

					Full
(In millions, except per share data)	First	Second	Third	Fourth	Year
2004 Quarters
Revenues	$2,265	$2,663	$2,317	$2,685	$9,930

Income from continuing operations before income tax	$(179)	$318	$(80)	$411	$470
Income tax expense	54	(29)	52	(106)	(29)

Net income	$(125)	$289	$(28)	$305	$441

Basic and diluted earnings per share available to common stockholders	$(0.55)	$1.07	$(0.17)	$1.12	$1.47

Quarterly Financial Data

					Full
(In millions, except per share data)	First	Second	Third	Fourth	Year
2003 Quarters
Revenues	$2,845	$3,099	$2,725	$3,047	$11,716

Income (loss) from continuing operations before income tax	$101	$75	$(2,766)	$244	$(2,346)
Income tax (expense) benefit	(18)	(5)	1,006	(70)	913

Net income (loss)	$83	$70	$(1,760)	$174	$(1,433)

Basic and diluted earnings (loss) per share available to common stockholders	$0.30	$0.25	$(7.94)	$0.67	$(6.58)

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

Note T. Restatement for Reinsurance and Equity Investee Accounting

In May of 2005, the Company corrected its accounting for several reinsurance contracts, primarily with a former affiliate, and its equity accounting for that affiliate. The Company has restated its previously reported financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 and all related disclosures, as well as its interim financial data for all interim periods of 2004 and 2003. This restatement is based upon reconsideration of the Company’s accounting for its former equity interest in Accord Re Ltd. (Accord) and for several reinsurance contracts with Accord, but also includes two reinsurance agreements with unaffiliated parties that are immaterial in the aggregate. A subsidiary of The Continental Corporation (TCC) acquired a 49% ownership interest in Accord, a Bermuda company, in 1989 upon Accord’s formation. TCC also provided capital support to Accord through a guarantee from a TCC subsidiary. TCC was acquired by the Company in 1995.

Reinsurance relationships with Accord involved both property and casualty assumed reinsurance risks that were written by TCC subsidiaries and 100% ceded to Accord or reinsured from other cedents by Accord. Stop-loss protection in relation to those risks was obtained by Accord from a wholly-owned TCC subsidiary.

All of the Company’s reinsurance agreements with Accord relating to property risks were commuted as of year-end 2001, leaving six reinsurance agreements with Accord relating to casualty risks outstanding at that time. As of March 31, 2005 the Company provides no capital support to and has no ownership interest in Accord. During the period of the Company’s minority ownership Accord also maintained reinsurance relationships with reinsurers unaffiliated with the Company.

The Company accounted for its reinsurance cessions to Accord and related retrocessions from Accord as reinsurance. The Company has now concluded that the reinsurance. The Company has now concluded that the reinsurance cession and retrocession should be viewed as a single transaction which does not transfer risk. The restatement corrections apply deposit accounting to the Company’s reinsurance cessions to Accord. The restatement corrections also include adjustments to the Company’s historical equity method accounting for its ownership and economic interest in Accord, including the effects of applying deposit accounting to certain of Accord’s reinsurance contracts with parties other than the Company. The remaining restatement corrections relate to applying deposit accounting to two small reinsurance treaties unrelated to Accord that were previously accounted for using reinsurance accounting.

The effect of the restatement on the Consolidated Financial Statements is included in the table below.

	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

(In millions, except per share data)
As of December 31,	2004	2004	2003	2003
Consolidated balance sheet:
Reinsurance receivables, net	$15,463	$15,357	$15,681	$15,530
Deferred income taxes	692	709	600	618
Total assets	62,500	62,411	68,612	68,479
Claim and claim adjustment expense	31,520	31,523	31,730	31,732
Reinsurance balances payable	3,043	2,980	3,432	3,331
Total liabilities	53,293	53,233	59,660	59,561
Retained earnings	5,601	5,572	5,160	5,126
Total stockholders’ equity	9,207	9,178	8,952	8,918

For the year ended December 31,	2004	2004	2003	2003	2002	2002
Consolidated statements of operations:
Net earned premiums	$8,209	$8,209	$9,214	$9,216	$10,213	$10,213
Net investment income	1,674	1,680	1,647	1,656	1,730	1,737
Insurance claims and policyholder’s benefits	6,446	6,445	10,287	10,277	8,420	8,402
Income tax benefit (expense)	(29)	(31)	913	906	(68)	(77)
Net income (loss)	441	446	(1,433)	(1,419)	155	171
Basic and diluted earnings (loss) per share available to common stockholders:	$1.47	$1.49	$(6.58)	$(6.52)	$0.68	$0.76

The restatement had no effect on total cash flows from operating, investing or financing activities.

The restatement had no effect on statutory capital and surplus and statutory net income (loss) as disclosed in Note L. The statutory impacts of the restatement will be reflected in the statutory financial statements as of and for the three months ended March 31, 2005, in accordance with Statement of Statutory Accounting Principles No. 3, Accounting Changes and Corrections of Errors. The impact to statutory capital and surplus as of January 1, 2005 related to these items is a decrease of approximately $33 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”), as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated
February 25, 2005, (May 10, 2005 as to the effect of the material weakness described in Management's Report on Internal Control Over Financial Reporting (as revised) expresses an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note T, the accompanying financial statements have been restated.

Also, as discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for certain separate account products in 2004.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 25, 2005 (May 10, 2005 as to the effects of the restatement described in Note T)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (as revised)

The management of CNA Financial Corporation (CNAF or the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. CNAF’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

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

In the Company’s 2004 annual report on Form 10-K, filed on February 28, 2005, management of the Company included Management’s Report on Internal Control Over Financial Reporting, which expressed a conclusion by management that as of December 31, 2004, the Company’s internal control over financial reporting was effective. As a result of the restatement of its financial statements, as described further in Note T to the financial statements, management has concluded that a material weakness in internal control over financial reporting existed as of December 31, 2004 and, accordingly, has revised its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Due to the circumstances described in Note T to the financial statements, the management of CNAF has concluded that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2004 as defined under standards established by the Public Company Accounting Oversight Board. Specifically, there were ineffective controls to identify errors in the application of complex accounting standards to several historical finite reinsurance arrangements with the Company’s former affiliate. These errors resulted in the restatement of the Company’s 2002-2004 annual financial statements.

In making this revised assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on those criteria and management’s revised assessment, management concludes that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, solely as a result of the material weakness described above.

Subsequent to December 31, 2004, the Company completed a comprehensive review of its finite reinsurance relationships that included its agreements with its former affiliate. As a result of this remediation effort, in the Company’s best judgment, it has eliminated the aforementioned material weakness.

CNAF’s independent registered public accountant, Deloitte & Touche LLP, has issued an audit report covering our revised assessment of the Company’s internal control over financial reporting. This report appears on page 172.

CNA Financial Corporation
Chicago, Illinois
May 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated February 25, 2005, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its 2002, 2003, and 2004 annual financial statements and 2003 and 2004 interim financial statements, which caused such annual financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment: There were ineffective controls to identify errors in the application of complex accounting standards to several historical finite reinsurance arrangements with the Company’s former affiliate. This material weakness resulted in the restatement of the Company’s previously issued annual financial statements as described more fully in Note T to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 (as restated), of the Company and this report does not affect our report on such restated financial statements.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements regarding the remediation of the material weakness included in paragraph six of Management’s Report on Internal Control over Financial Reporting (as revised).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 (as restated) of the Company and our report dated February 25, 2005 (May 10, 2005 as to the effects of the restatement described in Note T to the financial statements) expresses an unqualified opinion on those financial statements and financial statement schedules and includes explanatory paragraphs relating to the restatement described in Note T to the financial statements and relating to the change in the method of accounting for certain separate account products in 2004.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 25, 2005 (May 10, 2005 as to the effect of the
Material weakness described in Management’s Report on
Internal Control over Financial Reporting (as revised)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2004, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). After giving consideration to the circumstances surrounding the restatement of the Company’s financial results for prior years 2002-2004 as described in the Company’s Current Report on Form 8-K filed on May 3, 2005, management has reevaluated the Company’s disclosure controls and procedures. Solely as a result of the material weakness of internal control over financial reporting described below, the Company has concluded that its disclosure controls and procedures were not effective as of December 31, 2004.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s revised assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, filed concurrently with this periodic report. The independent registered public accounting firm of the Company also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting (as revised)” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

CNAF has restated its financial results for prior years to correct its accounting for several reinsurance contracts, primarily with a former affiliate, and its equity accounting for that affiliate. This restatement caused the Company to determine that a material weakness of internal control over financial reporting existed as of December 31, 2004. Specifically, there were ineffective controls to identify errors in the application of complex accounting standards to several historical finite reinsurance arrangements with the Company’s former affiliate. Subsequent to December 31, 2004, the Company completed a comprehensive review of its finite reinsurance relationships that included its agreements with its former affiliate. As a result of this remediation effort, in the Company’s best judgment, it has eliminated the aforementioned material weakness.

This matter and its resolution have been discussed with the Audit Committee of the Company’s Board of Directors.

In connection with this Annual Report on Form 10-K/A, the Company’s management, including the Company’s CEO and CFO, have conducted an evaluation of the effectiveness of its disclosure controls and procedures as currently in effect. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective, as of this date, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

There were no other changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2004, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Exhibit
	Description of Exhibit	Number
(3)	Articles of Incorporation and by-laws:
	Certificate of Incorporation of CNA Financial Corporation, as amended May 20, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference.)	3.1
	By-Laws of CNA Financial Corporation, as amended April 28, 2004 (Exhibit 3.2 to 2004 Form 10-K incorporated herein by reference)	3.2
(4)	Instruments defining the rights of security holders, including indentures:
	CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b) (4) (iii) of Regulation S-K	4.1
(10)	Material contracts:
	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference.)	10.1
	CNA Employees’ Supplemental Savings Plan, as amended through January 1, 1994 (Exhibit 10.3 to 1999 Form 10-K incorporated herein by reference.)	10.2

		Exhibit
	Description of Exhibit	Number
	CNA Employees’ Retirement Benefit Equalization Plan, as amended through January 1, 1994 (Exhibit 10.4 to 1999 Form 10-K incorporated herein by reference)	10.3
	Continental Casualty Company “CNA” Annual Incentive Bonus Plan Provisions (Exhibit 10.1 to 1994 Form 10-K incorporated herein by reference)	10.4
	CNA Financial Corporation 2000 Long Term Incentive Plan, dated August 4, 1999 (Exhibit 4.1 to 1999 Form S-8 filed August 4, 1999, incorporated herein by reference)	10.5
	Employment Agreement between CNA Financial Corporation and Robert V. Deutsch, dated August 16, 1999 (Exhibit 10 to September 30, 1999 Form 10-Q incorporated herein by reference)	10.6
	Share Purchase Agreement between CNA and TAWA UK Limited, dated July 15, 2002 for the entire issued share capital of CNA Re Management Company Limited (Exhibit 2.1 to September 30, 2002 Form 10-Q incorporated herein by reference)	10.7
	Employment Agreement between CNA Financial Corporation and Stephen W. Lilienthal, dated July 25, 2002 (Exhibit 10.10 to December 31, 2002 Form 10-K incorporated herein by reference)	10.8
	Employment Agreement between CNA Financial Corporation and James R. Lewis, dated August 9, 2002 (Exhibit 10.11 to December 31, 2002 Form 10-K incorporated herein by reference)	10.9
	Continuing Services Agreement between CNA Financial Corporation and Bernard Hengesbaugh, dated August 26, 2002 (Exhibit 10.12 to December 31, 2002 Form 10-K incorporated herein by reference)	10.10
(10)	Material contracts (continued):
	Amendment to Employment Agreement between CNA Financial Corporation and Robert V. Deutsch, dated February 25, 2003 (Exhibit 10.13 to December 31, 2002 Form 10-K incorporated herein by reference)	10.11
	Employment Agreement between CNA Financial Corporation and Jonathan D. Kantor, dated March 20, 2003 (Exhibit 10.14 to March 31, 2003 Form 10-Q incorporated herein by reference)	10.12
	Capital Support Agreement among CNA Financial Corporation, Loews Corporation and Continental Casualty Company, dated November 12, 2003 (Exhibit 10.15 to December 31, 2003 Form 10-K incorporated herein by reference)	10.13

			Exhibit
		Description of Exhibit	Number
		Employment Agreement between CNA Financial Corporation and D. Craig Mense, dated December 2, 2004 (Exhibit 99.1 to December 8, 2004 Form 8-K incorporated herein by reference)	10.14
		Amendment to Employment Agreement between CNA Financial Corporation and D. Craig Mense, dated December 2, 2004 (Exhibit 99.2 to December 8, 2004 Form 8-K incorporated herein by reference)	10.15
		Employment Agreement between CNA Financial Corporation and Michael Fusco, dated August 18, 2004 (Exhibit 10.16 to 2004 Form 10-K incorporated herein by reference)	10.16
		CNA Supplemental Executive Savings and Capital Accumulation Plan, dated July 1, 2003 (Exhibit 10.17 to 2004 Form 10-K incorporated herein by reference)	10.17
		First Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated March 23, 2004 (Exhibit 10.18 to 2004 Form 10-K incorporated herein by reference)	10.18
		Second Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated March 23, 2004 (Exhibit 10.19 to 2004 Form 10-K incorporated herein by reference)	10.19
		CNA Financial Board of Directors Term Sheet — Director and Committee Member Fee Schedule - 2004 Annual Retainers (Exhibit 10.20 to 2004 Form 10-K incorporated herein by reference)	10.20
	(21)	Primary Subsidiaries of CNAF (Exhibit 21.1 to 2004 Form 10-K incorporated herein by reference)	21.1
	(23)	Consent of Independent Registered Public Accounting Firm	23.1
		Exhibits:
(c)		None.
		Condensed Financial Information of Unconsolidated Subsidiaries:
(d)		None.

The above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission.

SCHEDULE I. SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2004
	Cost or	Estimated
	Amortized	Fair	Carrying
(In millions)	Cost	Value	Value
Fixed maturity securities available-for-sale:
Bonds:
United States Government and government agencies and authorities – taxable	$4,623	$4,742	$4,742
States, municipalities and political subdivisions – tax exempt	8,699	8,857	8,857
Foreign governments and political subdivisions	1,957	2,095	2,095
Public utilities	856	998	998
All other corporate bonds	13,599	14,099	14,099
Redeemable preferred stocks	142	146	146

Total fixed maturity securities available-for-sale	29,876	30,937	30,937

Fixed maturity securities trading:
Bonds:
United States Government and government agencies and authorities – taxable	27	27	27
Foreign governments and political subdivisions	32	32	32
Public utilities	3	3	3
All other corporate bonds	324	324	324
Redeemable preferred stocks	4	4	4

Total fixed maturity securities trading	390	390	390

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	3	5	5
Industrial and other	145	255	255
Non-redeemable preferred stocks	126	150	150

Total equity securities available-for-sale	274	410	410

Equity securities trading:
Common stocks:
Industrial and other	38	38	38
Non-redeemable preferred stocks	8	8	8

Total equity securities trading	46	$46	46

Limited partnership investments	1,549		1,549
Other invested assets	57		36
Short term investments available-for-sale	5,403		5,404
Short term investments trading	459		459

Total investments	$38,054		$39,231

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

CNA Financial Corporation
Statements of Operations

Years ended December 31 (In millions)	2004	2003	2002
	Restated See Note I	Restated See Note I	Restated See Note I
Revenues:
Net investment income	$14	$16	$8
Realized investment gains (losses)	(62)	(3)	3
Other income	5	12	13

Total revenues	(43)	25	24

Expenses:
Administrative and general	5	7	3
Interest	104	120	131

Total expenses	109	127	134

Loss from operations before income taxes, equity in net income of subsidiaries and the cumulative effects of changes in accounting principles	(152)	(102)	(110)
Income tax benefit	53	36	39

Loss before equity in net income of subsidiaries and the cumulative effects of changes in accounting principles	(99)	(66)	(71)
Equity in net income (loss) of subsidiaries	545	(1,353)	243
Cumulative effect of changes in accounting principles, net of tax	–	–	(1)

Net income (loss)	$446	$(1,419)	$171

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Balance Sheets

December 31 (In millions)	2004	2003
	Restated See Note I	Restated See Note I
Assets:
Investment in subsidiaries	$10,417	$10,475
Fixed maturity securities available-for-sale, at fair value, (amortized cost of $23 and $131)	23	131
Equity securities available-for-sale, at fair value, (cost of $1 and $1)	1	1
Other invested assets	(1)	(1)
Short term investments, at fair value which approximates cost	749	37
Receivables for securities sold	3	1
Amounts due from affiliates	70	18
Other	–	1

Total assets	$11,262	$10,663

Liabilities and Stockholders’ Equity:
Liabilities:
Short term debt	493	250
Long term debt	1,536	1,482
Other	55	13

Total Liabilities	2,084	1,745

Stockholders’ equity:
Preferred stock (12,500,000 shares authorized)
Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)	750	750
Series I Issue (no par value; $23,200 stated value; 32,327 shares issued; held by Loews Corporation)	–	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 258,177,285 shares and 225,850,270 issued; and 255,953,958 and 223,617,337 shares outstanding)	645	565
Additional paid-in capital	1,701	1,031
Retained earnings	5,572	5,126
Accumulated other comprehensive income	650	841
Treasury stock (2,223,327 and 2,232,933 shares), at cost	(69)	(69)

	9,249	8,994
Notes receivable for the issuance of common stock	(71)	(76)

Total stockholders’ equity	9,178	8,918

Total liabilities and stockholders’ equity	$11,262	$10,663

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31 (In millions)	2004 Restated See Note I	2003 Restated See Note I	2002 Restated See Note I
Cash flows from operating activities:
Net income (loss)	$446	$(1,419)	$171
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Loss (income) of subsidiaries	(545)	1,353	(243)
Cumulative effect of a change in accounting principle, net of tax	–	–	1
Dividends received from subsidiaries	307	93	118
Realized (gains) losses	62	3	(3)
Changes in:
Federal income taxes recoverable (amounts due to/from affiliates)	–	(1)	–
Other, net	211	107	148

Total Adjustments	35	1,555	21

Net cash flows provided by operating activities	481	136	192

Cash flows from investing activities:
Sales of fixed maturity securities	86	236	428
Purchases of fixed maturity securities	(27)	(244)	(440)
Purchases of equity securities	–	2	(1)
Change in short term investments	(710)	349	(381)
Capital contributions to subsidiaries	(156)	(1,201)	(304)
Return of capital from subsidiaries	18	5	–
Change in notes receivable from affiliates	–	309	32
Other, net	7	(94)	(19)

Net cash flows used by investing activities	(782)	(638)	(685)

Cash flows from financing activities:
Proceeds from issuance of debt	546	–	–
Principal payments on debt	(250)	(245)	(252)
Issuance of common stock	–	–	–
Issuance of cumulative Series I preferred stock	–	–	750
Issuance of cumulative Series H preferred stock	–	750	–
Purchase of treasury stock	–	1	–
Other, net	5	(4)	(5)

Net cash flows provided by financing activities	301	502	493

Net change in cash	–	–	–
Cash, beginning of year	–	–	–

Cash, end of year	$–	$–	$–

Supplemental disclosures of cash flow information:
Cash paid (received):
Interest	$102	$123	$133
Federal income taxes	(627)	(369)	(616)
Non-cash transactions:
Notes receivable for the issuance of common stock	–	4	4

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

I.  Restatement for Reinsurance and Equity Investee Accounting

In May of 2005, the Company corrected its accounting for several reinsurance contracts, primarily with a former affiliate, and its equity accounting for that affiliate. As a result, the financial statements for CNAF have been restated. See Note T of the consolidated financial statements included under Item 8 for further information.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

		Gross Insurance Reserves						Insurance	Amortiz-
								Claims and	ation
	Deferred	Claim	Future		Policy-		Net	Policy-	of Deferred	Other	Net
	Acquisition	And Claim	Policy	Unearned	holders	Net Earned	Investment	holders’	Acquisition	Operating	Written Pre-
	Costs	Expense	Benefits	Premium	Funds	Premiums	Income (b)	Benefits	Costs	Expenses	miums (c)
(In millions)		Restated (a)				Restated (a)	Restated (a)	Restated (a)			Restated (a)
December 31, 2004
Standard Lines	$444	$14,302	$–	$1,978	$43	$4,917	$496	$3,489	$1,109	$687	$4,582
Specialty Lines	285	4,860	–	1,546	–	2,277	246	1,446	506	201	2,391
Life and Group Non-Core	537	3,680	5,883	164	1,682	921	692	1,369	36	367	633
Corporate and Other Non-Core	2	8,681	–	834	–	128	246	162	29	151	5
Eliminations	–	–	–	–	–	(34)	–	(21)	–	(99)	(17)

Consolidated Operations	$1,268	$31,523	$5,883	$4,522	$1,725	$8,209	$1,680	$6,445	$1,680	$1,307	$7,594

December 31, 2003
Standard Lines	$499	$14,282	$–	$2,267	$79	$4,532	$408	$4,540	$1,195	$938	$4,563
Specialty Lines	257	4,200	–	1,480	3	1,840	201	1,651	408	201	2,038
Life and Group Non-Core	1,745	3,576	8,161	153	522	2,376	821	2,394	224	596	538
Corporate and Other Non-Core	32	9,674	–	1,100	(3)	582	226	1,807	138	199	496
Eliminations	–	–	–	–	–	(114)	–	(115)	–	(118)	(16)

Consolidated Operations	$2,533	$31,732	$8,161	$5,000	$601	$9,216	$1,656	$10,277	$1,965	$1,816	$7,619

December 31, 2002
Standard Lines	$519	$12,779	$–	$2,163	$47	$4,678	$476	$3,493	$1,125	$654	$4,755
Specialty Lines	216	3,628	–	1,261	3	1,451	172	1,069	349	170	1,574
Life and Group Non-Core	1,764	3,457	7,409	156	533	3,408	821	3,220	162	732	1,682
Corporate and Other Non-Core	52	7,577	–	1,253	(3)	714	268	661	155	321	680
Eliminations	–	–	–	(13)	–	(38)	–	(41)	–	(143)	(38)

Consolidated Operations	$2,551	$27,441	$7,409	$4,820	$580	$10,213	$1,737	$8,402	$1,791	$1,734	$8,653

(a) Restated to correct the Company’s accounting for several reinsurance agreements, primarily with a former affiliate, and its equity accounting for that affiliate. See Note T of the Consolidated Financial Statements included under Item 8 for further discussion.

(b) Investment income is allocated based on each segment’s net carried insurance reserves as adjusted.

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
(In millions)
Year ended December 31, 2004
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$948	$87	$14	$1	$1,048

Year ended December 31, 2003
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$352	$602	$3	$9	$948

(a) Amount includes effects of foreign currency translation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

	Consolidated Property and Casualty Operations
As of and for the years ended December 31	2004	2003	2002

(In millions)
Deferred acquisition costs	$1,267	$1,321	$1,257
Reserves for unpaid claim and claim adjustment expenses	31,204	31,284	25,719
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 7.5%)	1,827	2,280	2,440
Unearned premiums	4,522	5,000	4,813
Net written premiums, restated (a)	7,594	7,619	8,653
Net earned premiums, restated (a)	7,925	7,471	8,438
Net investment income, restated (a)	1,266	1,541	1,429
Incurred claim and claim adjustment expenses related to current year, restated (a)	5,118	4,747	6,722
Incurred claim and claim adjustment expenses related to prior years, restated (a)	234	2,421	34
Amortization of deferred acquisition costs	1,641	1,827	1,660
Paid claim and claim adjustment expenses, restated (a)	5,401	5,077	8,228

(a)       Restated to correct the Company’s accounting for several reinsurance agreements, primarily with a former affiliate, and its equity accounting for that affiliate. See Note T of the Consolidated Financial Statements included under Item 8 for further discussion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: May 10, 2005	By	/s/ Stephen W. Lilienthal

Stephen W. Lilienthal
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ D. Craig Mense

D. Craig Mense
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: May 10, 2005	By	/s/ Brenda J. Gaines

(Brenda J. Gaines, Director)

Dated: May 10, 2005	By	/s/ Stephen W. Lilienthal

(Stephen W. Lilienthal, Chief Executive
Officer and Director)

Dated: May 10, 2005	By	/s/ Paul J. Liska

(Paul J. Liska, Director)

Dated: May 10, 2005	By	/s/ Don M. Randel

(Don M. Randel, Director)

Dated: May 10, 2005	By	/s/ Joseph Rosenberg

(Joseph Rosenberg, Director)

Dated: May 10, 2005	By	/s/ James S. Tisch

(James S. Tisch, Director)

Dated: May 10, 2005	By	/s/ Preston R. Tisch

(Preston R. Tisch, Director)

Dated: May 10, 2005	By	/s/ Marvin Zonis

(Marvin Zonis, Director)