Form 10-Q
period 2005-03-31
CNA FINANCIAL CORP
filed 2005-05-10
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 1-5823

CNA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-6169860
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

CNA Center
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

      Yes ☑ No....

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      Yes ☑ No....

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2005
Common Stock, Par value $2.50	255,953,958

CNA FINANCIAL CORPORATION

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2005	2004
		Restated
(In millions, except share data)		See Note Q
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $29,501 and $30,266)	$30,114	$31,327
Equity securities at fair value (cost of $245 and $320)	368	456
Limited partnership investments	1,633	1,549
Other invested assets	43	36
Short-term investments at cost, which approximates fair value	7,525	5,863

Total investments	39,683	39,231
Cash	93	95
Reinsurance receivables (less allowance for uncollectible receivables of $517 and $531)	15,070	15,357
Insurance receivables (less allowance for doubtful accounts of $504 and $517)	2,028	2,050
Accrued investment income	309	297
Receivables for securities sold	780	496
Deferred acquisition costs	1,254	1,268
Prepaid reinsurance premiums	1,019	1,128
Federal income taxes recoverable (includes $35 and $7 due from Loews Corporation)	23	—
Deferred income taxes	858	709
Property and equipment at cost (less accumulated depreciation of $527 and $524)	230	235
Goodwill and other intangible assets	145	162
Other assets	948	815
Separate account business	558	568

Total assets	$62,998	$62,411

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$31,113	$31,523
Unearned premiums	4,447	4,522
Future policy benefits	5,978	5,883
Policyholders’ funds	1,648	1,725
Collateral on loaned securities and derivatives	1,111	918
Payables for securities purchased	1,095	288
Participating policyholders’ funds	60	63
Short term debt	575	531
Long term debt	1,669	1,726
Reinsurance balances payable	2,968	2,980
Other liabilities	2,445	2,231
Separate account business	558	568

Total liabilities	53,667	52,958

Commitments and contingencies (Notes F, G, I and K)
Minority interest	277	275

Stockholders’ equity:
Preferred stock (12,500,000 shares authorized) Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)	750	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 258,177,285 shares issued; and 255,953,958 shares outstanding)	645	645
Additional paid-in capital	1,701	1,701
Retained earnings	5,750	5,572
Accumulated other comprehensive income	346	650
Treasury stock (2,223,327 shares), at cost	(69)	(69)

	9,123	9,249
Notes receivable for the issuance of common stock	(69)	(71)

Total stockholders’ equity	9,054	9,178

Total liabilities and stockholders’ equity	$62,998	$62,411

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ended March 31	2005	2004
(In millions, except per share data)		Restated
		See Note Q
Revenues
Net earned premiums	$1,899	$2,168
Net investment income	406	475
Realized investment losses, net of participating policyholders’ and minority interests	(19)	(458)
Other revenues	78	82

Total revenues	2,364	2,267

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,434	1,638
Amortization of deferred acquisition costs	378	433
Other operating expenses	274	332
Interest	37	35

Total claims, benefits and expenses	2,123	2,438

Income (loss) before income tax and minority interest	241	(171)
Income tax (expense) benefit	(56)	53
Minority interest	(7)	(6)

Net income (loss)	$178	$(124)

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share available to common stockholders	$0.63	$(0.55)

Weighted average outstanding common stock and common stock equivalents	256.0	255.9

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31	2005	2004
(In millions)		Restated
		See Note Q
Cash Flows from Operating Activities
Net income (loss)	$178	$(124)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Change in bad debt provision for insurance and reinsurance receivables	(7)	42
Minority interest	7	5
Loss on disposal of property and equipment	7	6
Deferred income tax provision	12	(77)
Realized investment losses, net of participating policyholders’ and minority interests	19	458
Equity method income	(80)	(75)
Amortization of bond (discount) premium	(22)	1
Depreciation	14	19
Changes in:
Receivables, net	316	188
Deferred acquisition costs	14	10
Accrued investment income	(12)	(30)
Federal income taxes payable/recoverable	(23)	108
Prepaid reinsurance premiums	109	26
Reinsurance balances payable	(13)	(73)
Insurance reserves	(467)	(288)
Other, net	36	(156)
Net purchases of trading securities	36	(3)

Total adjustments	(54)	161

Net cash flows provided by operating activities	124	37

Cash Flows from Investing Activities
Purchases of fixed maturity securities	(12,314)	(14,475)
Proceeds from fixed maturity securities:
Sales	12,554	10,867
Maturities, calls and redemptions	991	1,443
Purchases of equity securities	(22)	(30)
Proceeds from sales of equity securities	101	36
Change in short-term investments	(1,628)	1,820
Change in collateral on loaned securities and derivatives	193	(71)
Change in other investments	(5)	7
Purchases of property and equipment	(16)	(11)
Dispositions	12	—
Other, net	19	(27)

Net cash flows used by investing activities	(115)	(441)

Cash Flows from Financing Activities
Principal payments on debt	(14)	(6)
Proceeds from issuance of surplus notes	—	346
Returns and deposits of policyholder account balances on investment contracts	—	6
Other	3	—

Net cash flows provided (used) by financing activities	(11)	346

Net change in cash	(2)	(58)
Cash, beginning of period	95	139

Cash, end of period	$93	$81

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	$14	$16
Federal income taxes	64	(79)
Non-cash transactions:
Notes receivable for the issuance of common stock	—	—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A. Basis of Presentation

The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNAF as of March 31, 2005.

The Company’s individual life insurance business, including its previously wholly owned subsidiary Valley Forge Life Insurance Company (VFL), was sold on April 30, 2004 to Swiss Re Life & Health America Inc. (Swiss Re). The results of the individual life insurance business sold are included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2004. See Note N for further information.

The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in CNAF’s Form 10-K/A filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2004. Certain amounts applicable to prior periods have been conformed to the current period presentation.

The interim financial data as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note B. Accounting Pronouncements

In October of 2004, the Financial Accounting Standards Board (FASB)issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (AJCA). AJCA introduces a special one-time dividends received deduction of 85% for the repatriation of certain foreign earnings. A number of companies are requesting that Congress or the Treasury Department provide additional clarifying language on key elements of the repatriation provision. The Company and its eligible subsidiaries (CNA Tax Group) are included in the consolidated Federal income tax return of Loews and its eligible subsidiaries. Should Loews, upon consideration of any such potential clarifying language, ultimately elect to apply the repatriation provision of the AJCA, the CNA Tax Group does not expect that the impact of such an election would be material to its results of operations or equity.

Note C. Earnings (Loss) Per Share

Earnings (loss) per share available to common stockholders is based on weighted-average outstanding shares. Basic and diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding for the period. The weighted average number of shares outstanding for computing basic and diluted earnings per share was 256.0 million for the three months ended March 31, 2005 and 255.9 million for the three months ended March 31, 2004. Included in the outstanding shares in 2004 is the effect of the 32.3 million shares of CNAF common stock issued on April 20, 2004 in conjunction with the conversion of the $750 million Series I Convertible Preferred Stock issued during the fourth quarter of 2003.

The Series H Cumulative Preferred Stock Issue (Series H Issue) is held by Loews and accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of March 31, 2005, the Company had $144 million of undeclared but accumulated dividends. The Series H Issue dividend amounts for the three months ended March 31, 2005 and 2004 have been subtracted from Net Income (Loss) to determine income (loss) available to common stockholders.

Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2005 and 2004, approximately one million shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings (loss) per share because the exercise price of these options was greater than the average market price of CNA common stock. The computation of earnings (loss) per share was as follows.

Earnings (Loss) Per Share

For the three months ended March 31	2005	2004
(In millions, except per share amounts)

Net income (loss)	$178	$(124)
Less: undeclared preferred stock dividend	(17)	(16)

Net income (loss) available to common stockholders	$161	$(140)

Weighted average outstanding common stock and common stock equivalents	256.0	255.9
Effect of dilutive securities, employee stock options	—	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	256.0	255.9

Basic and diluted earnings (loss) per share available to common stockholders	$0.63	$(0.55)

The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its stock-based compensation plan. Under the recognition and measurement principles of APB 25, no stock-based compensation cost has been

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date.

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share, had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation under the Company’s stock-based compensation plans.

Pro Forma Effect of SFAS 123 on Net Income (Loss) and Earnings (Loss) Per Share

For the three months ended March 31	2005	2004
(In millions, except per share amounts)

Net income (loss) available to common stockholders	$161	$(140)

Less: Total stock-based compensation cost determined under the fair value method, net of tax	(1)	(1)

Pro forma net income (loss) available to common stockholders	$160	$(141)

Basic and diluted earnings (loss) per share, as reported	$0.63	$(0.55)

Basic and diluted earnings (loss) per share, pro forma	$0.63	$(0.55)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note D. Investments

The significant components of net investment income are presented in the following table.

Net Investment Income

Three months ended March 31	2005	2004
(In millions)

Fixed maturity securities	$364	$407
Short term investments	32	16
Limited partnerships	79	75
Equity securities	4	4
Income (loss) from trading portfolio (a)	(30)	20
Interest on funds withheld and other deposits	(39)	(48)
Other	7	10

Gross investment income	417	484
Investment expense	(11)	(9)

Net investment income	$406	$475

(a) The change in net unrealized gains (losses) on trading securities, included in net investment income, was $(8) million and $4 million for the three months ended March 31, 2005 and 2004.

The components of realized investment results for available-for-sale securities are presented in the following table.

Realized Investment Gains (Losses)

Three months ended March 31	2005	2004
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$(26)	$10
Corporate and other taxable bonds	(21)	6
Tax-exempt bonds	7	73
Asset-backed bonds	7	39
Redeemable preferred stock	10	1

Total fixed maturity securities	(23)	129
Equity securities	14	11
Derivative securities	4	(32)
Impairment loss on Individual Life business, net of participating policyholders’ interest	—	(569)
Other, including disposition of businesses	(17)	4

Net realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(22)	(457)
Allocated to participating policyholders’ and minority interests	3	(1)

Realized investment gains (losses)	$(19)	$(458)

Realized investment losses were $19 million and $458 million for the three months ended March 31, 2005 and 2004. The $439 million improvement in realized results is largely related to an impairment loss recorded in the first quarter of 2004 of $569 million related to the sale of CNA’s individual life business. This improvement was partly offset by decreased results in the fixed maturity securities portfolio and $32 million of total impairment losses recorded across various market sectors, including an impairment loss of $13 million related to loans made under a credit facility to a national contractor. See Note O for further details. For 2004, there were no impairments other than the individual life sale loss discussed above.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Investments in the general account had a total net unrealized gain of $736 million at March 31, 2005 compared with $1,197 million at December 31, 2004. The net unrealized position at March 31, 2005 was composed of a net unrealized gain of $613 million for fixed maturities and a net unrealized gain of $123 million for equity securities. The net unrealized position at December 31, 2004 was composed of a net unrealized gain of $1,061 million for fixed maturities and a net unrealized gain of $136 million for equity securities.

The following tables summarize the unrealized gain (loss) position related to fixed maturity and equity securities.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
March 31, 2005	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$2,580	$115	$2	$1	$112
Asset-backed securities	8,582	60	65	5	(10)
States, municipalities and political subdivisions – tax-exempt	9,446	122	95	21	6
Corporate securities	5,470	363	68	15	280
Other debt securities	2,564	248	21	2	225
Redeemable preferred stock	140	2	2	—	—
Options embedded in convertible debt securities	214	—	—	—	—

Total fixed maturity securities available-for-sale	28,996	910	253	44	613

Total fixed maturity securities trading	505	—	—	—	—

Equity securities available-for-sale:
Common stock	154	107	1	—	106
Non-redeemable preferred stock	88	18	1	—	17

Total equity securities available-for-sale	242	125	2	—	123

Total equity securities trading	3	—	—	—	—

Total fixed maturity and equity securities	$29,746	$1,035	$255	$44	$736

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
December 31, 2004	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$4,233	$126	$13	$—	$113
Asset-backed securities	7,706	105	19	4	82
States, municipalities and political subdivisions – tax-exempt	8,699	189	28	3	158
Corporate securities	6,093	477	52	5	420
Other debt securities	2,769	295	11	—	284
Redeemable preferred stock	142	6	—	2	4
Options embedded in convertible debt securities	234	—	—	—	—

Total fixed maturity securities available-for-sale	29,876	1,198	123	14	1,061

Total fixed maturity securities trading	390	—	—	—	—

Equity securities available-for-sale:
Common stock	148	112	—	—	112
Non-redeemable preferred stock	126	24	—	—	24

Total equity securities available-for-sale	274	136	—	—	136

Total equity securities trading	46	—	—	—	—

Total fixed maturity and equity securities	$30,586	$1,334	$123	$14	$1,197

Note E. Derivative Financial Instruments

A summary of the recognized gains (losses) related to derivative financial instruments follows.

Derivative Financial Instruments Recognized Gains (Losses)

For the three months ended March 31	2005	2004
(In millions)

General account
Swaps	$3	$1
Futures purchased	(33)	13
Futures sold, not yet purchased	—	(30)
Forwards	1	2
Forwards sold, not yet purchased	—	2
Commitments to purchase government and municipal securities	—	(12)
Equity warrants	—	1
Collateralized debt obligation liabilities	—	2
Options written	1	2
Options embedded in convertible debt securities	(12)	(28)

Total	$(40)	$(47)

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

Derivative Financial Instruments

	Contractual/	Estimated	Estimated
March 31, 2005	Notional	Fair Value	Fair Value
(In millions)	Amount	Asset	(Liability)

General account
Swaps	$409	$—	$—
Futures purchased	1,435	—	(1)
Futures sold, not yet purchased	99	—	—
Forwards purchased	142	1	—
Forwards sold, not yet purchased	16	—	—
Equity warrants	6	—	—
Options purchased	83	1	—
Options written	82	—	—
Options embedded in convertible debt securities	597	214	—

Total	$2,869	$216	$(1)

Separate accounts
Options written	$6	$—	$—

Total	$6	$—	$—

Derivative Financial Instruments

	Contractual/	Estimated	Estimated
December 31, 2004	Notional	Fair Value	Fair Value
(In millions)	Amount	Asset	(Liability)

General account
Swaps	$489	$—	$(8)
Futures purchased	1,230	—	(1)
Futures sold, not yet purchased	124	—	—
Forwards purchased	139	1	—
Forwards sold, not yet purchased	9	—	—
Commitments to purchase government and municipal securities	25	—	—
Equity warrants	11	1	—
Options purchased	103	1	—
Options written	102	—	—
Options embedded in convertible debt securities	701	234	—

Total	$2,933	$237	$(9)

Separate accounts
Options written	$9	$—	$—

Total	$9	$—	$—

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

A portion of the premiums assumed under the IGI Program related to United States workers compensation “carve-out” business. Some of these premiums were received from John Hancock Mutual Life Insurance Company (John Hancock) under four excess of loss reinsurance treaties (the Treaties) issued by CNA Re Ltd. While John Hancock has indicated that it is not able to accurately quantify its potential exposure to its cedents on business which is retroceded to CNA, John Hancock has reported $199 million of paid and unpaid losses, under these Treaties. John Hancock is disputing portions of its assumed obligations resulting in these reported losses, and has advised CNA that it is, or has been, involved in multiple arbitrations with its own cedents, in which proceedings John Hancock is seeking to avoid and/or reduce risks that would otherwise arguably be ceded to CNA through the Treaties. John Hancock has further informed CNA that it has settled several of these disputes, but has not provided CNA with details of the settlements. To the extent that John Hancock is successful in reducing its liabilities in these disputes, that development may have an impact on the recoveries it is seeking under the Treaties from CNA.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined.

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company. Catastrophe losses were $1 million and $8 million pretax for the three months ended March 31, 2005 and 2004.

Claim and claim adjustment expense reserves are presented net of amounts due from insureds related to losses under high deductible policies. The Company has established a valuation allowance related to these amounts, which is presented as a component of the allowance for doubtful accounts for insurance receivables.

The following tables summarize the gross and net carried reserves as of March 31, 2005 and December 31, 2004.

March 31, 2005

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves			Life and	Corporate
	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total

Gross Case Reserves	$6,796	$1,762	$2,769	$3,642	$14,969
Gross IBNR Reserves	7,396	3,159	896	4,693	16,144

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,192	$4,921	$3,665	$8,335	$31,113

Net Case Reserves	$4,580	$1,198	$1,409	$1,597	$8,784
Net IBNR Reserves	4,816	2,157	417	1,443	8,833

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,396	$3,355	$1,826	$3,040	$17,617

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states; enactment of national federal legislation to address asbestos claims; a further increase in asbestos and environmental pollution claims which cannot now be anticipated; increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos, pollution and mass tort claims.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

Examples of unfavorable developments include decisions limiting the application of the “absolute pollution” exclusion; and decisions holding carriers liable for defense and indemnity of asbestos, pollution and mass tort claims on a joint and several basis.

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

Asbestos and Environmental Pollution and Mass Tort Reserves

	March 31, 2005		December 31, 2004
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$3,116	$688	$3,218	$755
Ceded reserves	(1,481)	(238)	(1,532)	(258)

Net reserves	$1,635	$450	$1,686	$497

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

As of March 31, 2005 and December 31, 2004, CNA carried approximately $1,635 million and $1,686 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $2 million and $9 million of unfavorable asbestos-related net claim and

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

claim adjustment expense reserve development for the three months ended March 31, 2005 and 2004. The Company paid asbestos-related claims, net of reinsurance recoveries, of $53 million and $64 million for the three months ended March 31, 2005 and 2004.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 78,254 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by the Company. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by the Company contain aggregate limits of liability; (b) whether the Company’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of the Company’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Company for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio, filed on June 12, 2003); Peplowski v. ACE American Ins. Co., et al. (U.S. D. C. N.D. Ohio, filed on April 1, 2004)) and Cross v. Garlock, Inc. et. al (Trumball County, Ohio, filed on September 1, 2004)). The Cuyahoga County court granted insurers, including CNA, summary judgment against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos. That ruling is on appeal. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Similar lawsuits were filed in Texas against CNA beginning in 2002, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (Nueces County, Texas)). During 2003, many of the Texas claims were dismissed as time-barred by the applicable Statute of Limitations. In other claims, the Texas courts ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. Certain of the Texas courts’ rulings have been appealed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 23, 2002), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflects two June 2004 decisions of the West Virginia Supreme Court of Appeals. The Adams case is related to proceedings and mediation in the Bankruptcy Court in New York with jurisdiction over the Manville Bankruptcy. At issue, in those proceedings is the extent to which actions such as Adams violate injunctions against claims that insurers of Manville obtained in the Manville Bankruptcy. That issue is now on appeal to the United States District Court for the Southern District of New York. With respect to the Adams litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency of the novel statutory and common law claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney client privilege and the contractual rights and responsibilities of the parties to the Company’s insurance policies; (e) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. With respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) and the extent that such liability would be shared with other potentially responsible parties; and, (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2004. In the first three months of 2005, Congress has not enacted modification to Superfund, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

As of March 31, 2005 and December 31, 2004, CNA carried approximately $450 million and $497 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the three months ended March 31, 2005 and 2004. The Company recorded $5 million of current accident year losses related to mass tort for the three months ended March 31, 2005. The Company recorded no current accident year losses related to mass tort for the three months ended March 31, 2004. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $52 million and $36 million for the three months ended March 31, 2005 and 2004.

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

In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and that continued at a far lesser rate in 2004 and for the first three months of 2005. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede the Company’s ability to estimate its ultimate liability for such claims.

Net Prior Year Development

Unfavorable net prior year development of $68 million was recorded for the three months ended March 31, 2005. This amount consisted of $133 million of unfavorable claim and allocated claim adjustment expense reserve development and $65 million of favorable premium development. Favorable net prior year development of

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

$1 million was recorded for the three months ended March 31, 2004. This amount consisted of $17 million of unfavorable claim and allocated claim adjustment expense reserve development and $18 million of favorable premium development.

The Company records favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties has been fully utilized, the ceded premiums and losses for an individual segment may change because of the re-estimation of the subject losses. See Note H for further discussion of the corporate aggregate reinsurance treaties.

For the three months ended March 31, 2005, the Company recorded unfavorable net prior year development of $12 million related to the corporate aggregate reinsurance treaties, consisting of $9 million of unfavorable development in Standard Lines, $5 million of favorable development in Specialty Lines and $8 million of unfavorable development in Corporate and Other Non-Core.

The following includes the net prior year development recorded for Standard Lines, Specialty Lines and Corporate and Other Non-Core. Favorable claim and allocated claim adjustment expense reserve development of $16 million was recorded in the Life and Group Non-Core segment for the three months ended March 31, 2005.

Standard Lines

Unfavorable net prior year development of $33 million was recorded for the three months ended March 31, 2005. This amount consisted of $132 million of unfavorable claim and allocated claim adjustment expense development and $99 million of favorable premium development.

Approximately $90 million of unfavorable net prior year claim and allocated claim adjustment expense development and $83 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties. Approximately $51 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. Other net prior year claim and allocated claim adjustment expense reserve development was due to improvement in the severity and number of claims for property coverages, primarily in accident year 2004, partially offset by unfavorable net prior year development due to increased severity on older individual claims, primarily workers compensation. Favorable net prior year premium development was recorded as a result of additional premium resulting from audits and endorsements on recent policies, primarily workers compensation. Additionally, there was approximately $18 million of unfavorable net prior year claim and allocated claim adjustment expense development and $9 million of favorable premium development related to the corporate aggregate reinsurance treaties in the first quarter of 2005.

Specialty Lines

Unfavorable net prior year development of $30 million was recorded for the three months ended March 31, 2005. This amount consisted of $13 million of unfavorable claim and allocated claim adjustment expense development and $17 million of unfavorable premium development.

Approximately $27 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to large directors and officers claims assumed from a London syndicate, primarily in accident years 2001 and prior. Approximately $40 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded due to large claims resulting from excess coverages provided to health care facilities. Approximately $29 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. Additionally, there was approximately $25 million of favorable net prior year claim and allocated claim adjustment expense development and $20 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in the first quarter of 2005.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Corporate and Other Non-Core

Unfavorable net prior year development of $21 million was recorded for the three months ended March 31, 2005. This amount consisted of $4 million of unfavorable claim and allocated claim adjustment expense development and $17 million of unfavorable premium development.

Unfavorable net prior year development of $19 million, including $4 million of unfavorable claim and allocated claim adjustment expense development and $15 million of unfavorable premium development, was recorded in CNA Re. The unfavorable claim and allocated claim adjustment expense development was primarily related to the corporate aggregate reinsurance treaties. The unfavorable premium development was driven by $13 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $1 million of additional premium ceded to the corporate aggregate reinsurance treaties.

The remaining unfavorable net prior year development recorded in the Corporate and Other Non-Core segment resulted from commutations and increases to net reserves due to reducing ceded losses.

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

Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Treaty reinsurance is purchased to protect specific lines of business such as property, workers compensation and professional liability. Corporate catastrophe reinsurance is also purchased for property and workers compensation exposure. Most treaty reinsurance is purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The following table summarizes the amounts receivable from reinsurers at March 31, 2005 and December 31, 2004.

Components of reinsurance receivables	March 31, 2005	December 31, 2004
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$13,496	$13,879
Ceded future policy benefits	1,239	1,260
Ceded policyholders’ funds	63	65
Billed reinsurance receivables	789	684

Reinsurance receivables	15,587	15,888
Allowance for uncollectible reinsurance	(517)	(531)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$15,070	$15,357

The Company has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $517 million and $531 million at March 31, 2005 and December 31, 2004. The net decrease in the allowance for uncollectible reinsurance receivables was primarily due to release of the previously established allowance due to an adverse arbitration ruling and commutations in the first quarter of 2005, partially offset by a net increase in the allowance for other reinsurance receivables. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” on the Condensed Consolidated Statements of Operations.

The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances.

The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

Three months ended March 31	Direct	Assumed	Ceded	Net
(In millions)

2005
Property and casualty	$2,522	$58	$846	$1,734
Accident and health	308	14	158	164
Life	45	—	44	1

Total earned premiums	$2,875	$72	$1,048	$1,899

2004
Property and casualty	$2,643	$78	$863	$1,858
Accident and health	343	16	155	204
Life	240	—	134	106

Total earned premiums	$3,226	$94	$1,152	$2,168

Life premiums are primarily from long duration contracts; property and casualty premiums and accident and health premiums are primarily from short duration contracts.

Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Reinsurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits, may require considerable

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite products, the Company generally assesses risk transfer for each contract by developing quantitative analyses at contract inception which measure the present value of reinsurer losses as compared to the present value of the related premium. In 2003, the Company discontinued purchases and sales of such contracts.

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

Funds Withheld Reinsurance Arrangements

The Company’s overall reinsurance program includes certain finite property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail below, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. The Company is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Condensed Consolidated Balance Sheets.

The following table summarizes the pretax impact of the Company’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties discussed in further detail below.

Three months ended March 31	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

2005
Ceded earned premium	$(12)	$—	$62	$50
Ceded claim and claim adjustment expense	—	—	(69)	(69)
Ceding commissions	—	—	(33)	(33)
Interest charges	(24)	(16)	2	(38)

Pretax expense	$(36)	$(16)	$(38)	$(90)

2004
Ceded earned premium	$—	$—	$2	$2
Ceded claim and claim adjustment expense	—	—	(5)	(5)
Ceding commissions	—	—	3	3
Interest charges	(20)	(11)	(16)	(47)

Pretax expense	$(20)	$(11)	$(16)	$(47)

Included in "All Other" above for the first quarter of 2005 is approximately $24 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact of $10 million pretax expense for the three months ended March 31, 2005.

The pretax impact by operating segment of the Company’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties was as follows:

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Three months ended March 31	2005	2004
(In millions)

Standard Lines	$(66)	$(37)
Specialty Lines	(7)	(2)
Corporate and Other	(17)	(8)

Pretax expense	$(90)	$(47)

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $2,463 million and $2,564 million at March 31, 2005 and December 31, 2004. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

Corporate Aggregate Reinsurance Treaties

The Company has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. Also, if an additional aggregate loss ratio threshold is exceeded, additional premiums of 10% of amounts in excess of the aggregate loss ratio threshold are to be paid retroactively with interest. The aggregate limits under both sections of the Aggregate Cover have been fully utilized.

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld are accrued at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. The aggregate loss ratio exceeded that threshold in the fourth quarter of 2004 which required retroactive interest charges on funds withheld. The CCC Cover was fully utilized in 2003.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

have had to pay from its own funds absent a commutation. The present value is calculated using 1-year LIBOR as of the date of the commutation.

Note I. Debt

Debt is composed of the following obligations.

Debt

	March 31,	December 31,
	2005	2004
(In millions)

Variable rate debt:
Credit facility – CNA Surety, due September 30, 2005	$25	$25
Term loan – CNA Surety, due through September 30, 2005	5	10
Debenture, CNA Surety, face amount of $31, due April 29, 2034	30	30
Senior notes:
6.500%, face amount of $493, due April 15, 2005	493	493
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	69
5.850%, face amount of $549, due December 15, 2014	546	546
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, CNAF, 7.250%, face amount of $243, due November 15, 2023	241	241

Other debt, 1.000%-6.850%, due through 2019	39	47

Surplus Note:
Encompass Insurance Company of America (EICA) Surplus Note, face amount of $50, due March 31, 2006	50	50

Total debt	$2,244	$2,257

Short term debt	$575	$531
Long term debt	1,669	1,726

Total debt	$2,244	$2,257

The Company retired the $493 million 6.5% senior note on April 15, 2005.

In May of 2004, CNA Surety, a 64% owned and consolidated subsidiary of CNA, issued privately, through a wholly-owned trust, $30 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a thirty-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (Issuer Trust). The sole asset of the Issuer Trust consists of a $31 million junior subordinated debenture issued by CNA Surety to the Issuer Trust. The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of March 31, 2005, the interest rate on the junior subordinated debenture was 6.17%.

In September of 2003, CNA Surety entered into a $50 million credit agreement, which consisted of a $30 million two-year revolving credit facility and a $20 million two-year term loan, with semi-annual principal payments of $5 million. The credit agreement is an amendment to a $65 million credit agreement, extending the revolving loan termination date from September 30, 2003 to September 30, 2005. The new revolving credit facility was fully utilized at inception. During the first quarter of 2005, CNA Surety reduced the outstanding borrowings under the term loan by $5 million.

CNA Surety pays a facility fee of 35.0 basis points on the revolving credit portion of the facility, interest at LIBOR plus 90.0 basis points, and for utilization greater than 50% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At March 31, 2005, the weighted-average interest rate on the $30 million of outstanding borrowings under the credit agreement,

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

including facility fees and utilization fees, was 4.15%. Effective January 30, 2003, CNA Surety entered into a swap agreement on the term loan portion of the agreement which uses the 3-month LIBOR to determine the swap increment. As a result, the effective interest rate on the $5 million in outstanding borrowings on the term loan was 2.78% at March 31, 2005. On the $25 million revolving credit agreement, the effective interest rate at March 31, 2005 was 4.43%.

The combined aggregate maturities for debt at March 31, 2005 are presented in the following table.

Maturity of Debt

(In millions)

2005	$525
2006	303
2007	11
2008	353
2009	3
Thereafter	1,059
Less original issue discount	(10)

Total	$2,244

Note J. Benefit Plans

Pension and Postretirement Healthcare and Life Insurance Benefit Plans

CNAF and certain subsidiaries sponsor noncontributory pension plans typically covering full-time employees age 21 or over who have completed at least one year of service. Effective January 1, 2000, the CNA Retirement Plan was closed to new participants; instead, retirement benefits are provided to these employees under the Company’s savings plans. While the terms of the plans vary, benefits are generally based on years of credited service and the employee’s highest 60 consecutive months of compensation. CNA uses December 31 as the measurement date for the majority of its plans.

CNA’s funding policy is to make contributions in accordance with applicable governmental regulatory requirements. The assets of the plans are invested primarily in U.S. government and mortgage-backed securities with the balance in short-term investments, equity securities and limited partnerships.

CNA provides certain healthcare and life insurance benefits to eligible retired employees, their covered dependents and their beneficiaries. The funding for these plans is generally to pay covered expenses as they are incurred.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The components of net periodic benefit costs are presented in the following table.

Three months ended March 31	2005	2004
(In millions)

Pension benefits
Service cost	$9	$10
Interest cost on projected benefit obligation	36	44
Expected return on plan assets	(38)	(45)
Prior service cost amortization	1	—
Actuarial loss	7	7

Net periodic pension cost	$15	$16

Postretirement benefits
Service cost	$—	$2
Interest cost on projected benefit obligation	3	6
Prior service cost amortization	(7)	(5)
Actuarial loss	1	2

Net periodic postretirement cost	$(3)	$5

At December 31, 2004, CNA expected to contribute $7 million to its pension plans and $14 million to its postretirement healthcare and life insurance benefit plans in 2005. As of March 31, 2005, $3 million of contributions have been made to its pension plans and $3 million to its postretirement healthcare and life insurance benefit plans. CNA plans to contribute an additional $4 million to its pension plans and $11 million to its postretirement healthcare and life insurance benefit plans during the remainder of 2005.

Note K. Commitments, Contingencies and Guarantees

Commitments and Contingencies

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of March 31, 2005 and December 31, 2004, there were approximately $39 million and $47 million of outstanding letters of credit.

The Company is obligated to make future payments totaling $285 million for non-cancelable operating leases expiring from 2005 through 2015 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $51 million in 2005; $56 million in 2006; $47 million in 2007; $39 million in 2008; $29 million in 2009; and $63 million in 2010 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $33 million. Estimated future minimum payments under these contracts are as follows: $15 million in 2005; $13 million in 2006; and $5 million in 2007.

The Company currently has an agreement in place for services to be rendered in relation to employee benefits, administration and consulting. If the Company terminates this agreement without cause, or the agreement is terminated due to the Company’s default, prior to the end of any renewal term, the Company shall pay the greater of fifteen percent of the average monthly fees related to such services for the remainder of the term, or the specified minimum termination fee for the year. The minimum termination fee for the year ending December 31, 2005 is $9 million.

As of March 31, 2005 and December 31, 2004, the Company had committed approximately $102 million and $104 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of March 31, 2005, the Company had commitments to purchase $41 million and sell $8 million of various bank loan participations.

In the normal course of investing activities, CCC had committed approximately $51 million as of March 31, 2005 and December 31, 2004 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

CNAF’s $750 million Series H Cumulative Preferred Issue (Series H Issue) preferred stock, accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of March 31, 2005, the Company had $144 million of undeclared but accumulated dividends. Loews owns 100% of the Series H Issue preferred stock.

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

Guarantees

The Company has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. The Company would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such amounts in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30 million at March 31, 2005.

CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees are approximately $7 million at March 31, 2005.

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

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at March 31, 2005 that the Company could be required to pay under this guarantee are approximately $293 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7 million at March 31, 2005.

In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2005, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $953 million.

In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2005, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. The Company had recorded approximately $21 million of other liabilities related to these indemnification agreements as of March 31, 2005 and December 31, 2004.

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

Comprehensive Loss

For the three months ended March 31	2005	2004
(In millions)

Net income (loss)	$178	$(124)

Other comprehensive income (loss):
Net change in unrealized gains/losses on general account investments, net of (tax) benefit of $162 and ($62)	(300)	115
Net change in unrealized gains/losses on separate accounts and other, net of (tax) benefit of $(3) and $13	(8)	(50)
Foreign currency translation adjustment	(6)	16
Allocation to participating policyholders’ and minority interests	10	2

Other comprehensive income (loss), net of (tax) benefit of $159 and ($49)	(304)	83

Total comprehensive loss	$(126)	$(41)

Note M. Business Segments

CNA manages its property and casualty operations in two operating segments which represent CNA’s core operations: Standard Lines and Specialty Lines. The non-core operations are managed in Life and Group Non-Core and Corporate and Other Non-Core segments. These segments reflect the way CNA manages its operations and makes business decisions.

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

In the following tables, certain financial measures are presented to provide information used by management to monitor the Company’s operating performance. Management utilizes these financial measures to monitor the Company’s insurance operations and investment portfolio. Net operating income, which is derived from certain income statement amounts, is used by management to monitor performance of the Company’s insurance operations. The Company’s investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions related to the sale or impairment of investments that produce realized gains and losses. Net realized investment gains and losses are comprised of after-tax realized investment gains and losses net of participating policyholders’ and minority interests.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
For the three months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
March 31, 2005
(In millions)

Net earned premiums	$1,169	$573	$166	$(6)	$(3)	$1,899
Net investment income	183	56	106	61	—	406
Other revenues	21	31	33	12	(19)	78

Total operating revenues	1,373	660	305	67	(22)	2,383

Claims, benefits and expenses:
Net incurred claims and benefits	830	357	234	10	(2)	1,429
Policyholders’ dividends	4	1	—	—	—	5
Amortization of deferred acquisition costs	239	130	7	2	—	378
Other insurance related expenses	139	24	54	10	(1)	226
Other operating expenses	26	28	14	36	(19)	85

Total claims, benefits and expenses	1,238	540	309	58	(22)	2,123

Operating income (loss) before income tax and minority interest	135	120	(4)	9	—	260
Income tax (expense) benefit on operating income (loss)	(32)	(36)	5	2	—	(61)
Minority interest	(2)	(5)	—	—	—	(7)

Net operating income	101	79	1	11	—	192

Realized investment gains (losses), net of participating policyholders’ and minority interests	(5)	1	(5)	(10)	—	(19)
Income tax (expense) benefit on realized investment gains (losses)	(3)	2	2	4	—	5

Net income (loss)	$93	$82	$(2)	$5	$—	$178

As of March 31, 2005
(In millions)

Reinsurance receivables	$4,949	$1,583	$3,263	$5,792	$—	$15,587

Insurance receivables	1,956	417	137	22	—	2,532

Insurance reserves:
Claim and claim adjustment expense	$14,192	$4,921	$3,665	$8,335	$—	$31,113
Unearned premiums	1,986	1,614	178	678	(9)	4,447
Future policy benefits	—	—	5,978	—	—	5,978
Policyholders’ funds	42	—	1,606	—	—	1,648

Deferred acquisition costs	$439	$284	$529	$2	$-	$1,254

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
For the three months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
March 31, 2004
(In millions)

Net earned premiums	$1,258	$529	$326	$76	$(21)	$2,168
Net investment income	138	62	206	69	—	475
Other revenues	40	25	34	7	(24)	82

Total operating revenues	1,436	616	566	152	(45)	2,725

Claims, benefits, and expenses:
Net incurred claims and benefits	823	334	407	77	(21)	1,620
Policyholders’ dividends	9	2	6	1	—	18
Amortization of deferred acquisition costs	280	82	55	16	—	433
Other insurance related expenses	143	58	53	11	—	265
Other operating expenses	31	27	21	47	(24)	102

Total claims, benefits and expenses	1,286	503	542	152	(45)	2,438

Operating income (loss) before income tax and minority interest	150	113	24	—	—	287
Income tax (expense) benefit on operating income (loss)	(34)	(34)	(5)	1	—	(72)
Minority interest	(2)	(4)	—	—	—	(6)

Net operating income (loss)	114	75	19	1	—	209

Realized investment gains (losses), net of participating policyholders’ and minority interests	57	20	(562)	27	—	(458)
Income tax (expense) benefit on realized investment gains (losses)	(19)	(7)	161	(10)	—	125

Net income (loss)	$152	$88	$(382)	$18	$—	$(124)

As of December 31, 2004
(In millions)

Reinsurance receivables	$5,129	$1,682	$3,284	$5,793	$—	$15,888

Insurance receivables	2,013	340	153	61	—	2,567

Insurance reserves:
Claim and claim adjustment expense	$14,302	$4,860	$3,680	$8,681	$—	$31,523
Unearned premiums	1,978	1,546	164	834	—	4,522
Future policy benefits	—	—	5,883	—	—	5,883
Policyholders’ funds	43	—	1,682	—	—	1,725

Deferred acquisition costs	$444	$285	$537	$2	$—	$1,268

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The following table provides revenue by line of business for each reportable segment.

Revenue by Line of Business

For the three months ended March 31	2005	2004
(In millions)

Standard Lines
Property	$153	$165
Casualty	1,012	1,100
CNA Global	203	228

Standard Lines revenue	1,368	1,493

Specialty Lines
Professional Liability Insurance (CNA Pro)	495	476
Surety	94	87
Warranty	72	73

Specialty Lines revenue	661	636

Life and Group Non-Core
Life & Annuity	43	(291)
Health	229	264
Other	28	31

Life and Group Non-Core revenue	300	4

Corporate and Other Non-Core
CNA Re	16	105
Other	41	74

Corporate and Other Non-Core revenue	57	179

Eliminations	(22)	(45)

Total revenue	$2,364	$2,267

Note N. Significant Transactions

Managed Care Holdings Corporation

On March 31, 2005, the Company completed the sale of Managed Care Holdings Corporation, and its subsidiary, Caronia Corporation, to Octagon Risk Services, Incorporated, for approximately $16 million. As a result of the sale, CNA recorded a realized gain of approximately $1 million after-tax. The revenues of the business sold were $4 million for each of the three months ended March 31, 2005 and 2004. Net income was $0.2 million and $0.6 million for the three months ended March 31, 2005 and 2004. Additionally, the Company’s goodwill decreased $17 million as a result of the sale.

Specialty Medical Business

On January 6, 2005, the Company completed the sale of its specialty medical business to Aetna Inc. The revenues of the business sold were $8 million and $34 million for the three months ended March 31, 2005 and 2004. Net income related to this business was $3 million and $4 million for the three months ended March 31, 2005 and 2004.

Individual Life Sale

On April 30, 2004, the Company completed the sale of its individual life insurance business to Swiss Re. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses were excluded from the sale. Swiss Re acquired VFL, a wholly owned subsidiary of CAC, and CNA’s Nashville, Tennessee insurance servicing and

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

administration building as part of the sale. In connection with the sale, CNA entered into a reinsurance agreement in which CAC ceded its individual life insurance business to Swiss Re on a 100% indemnity reinsurance basis. As a result of this reinsurance agreement, approximately $1 billion of future policy benefit reserves were ceded to Swiss Re. CNA received consideration of approximately $700 million. Swiss Re assumed assets and liabilities of $6.6 billion and $5.2 billion at April 30, 2004. In anticipation of the then pending sale, CNA recorded an impairment loss of $406 million ($569 million pretax) during the first quarter of 2004. The revenues of the individual life business were $160 million for the three months ended March 31, 2004. Net income, excluding the impact of the impairment loss, was $8 million for the three months ended March 31, 2004.

CNA Re U.K.

On October 31, 2002, the Company completed the sale of CNA Re U.K. to Tawa UK Limited (Tawa), a subsidiary of Artemis Group, a diversified French-based holding company. Under the terms of the purchase agreement there was a purchase price adjustment that entitled CCC to receive $5 million from Tawa after Tawa was able to legally withdraw funds from the former CNA Re U.K. entities; at December 31, 2004, CCC had received all amounts owed to it, totaling approximately $5 million. CNA had also committed to contribute up to $5 million to the former CNA Re U.K. entities over a four-year period beginning in 2010 should the Financial Services Authority (FSA) deem those entities to be undercapitalized. In February 2005, CCC repaid to Tawa the $5 million received as the purchase price adjustment in settlement of certain claims made by Tawa against CCC. As a result of this settlement, CNA’s contingent liability to contribute to the former CNA Re U.K. has been reduced to zero.

Note O. Related Party Transactions

CNA reimburses Loews, or pays directly, approximately $21 million annually for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA.

CNA and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. For the three months ended March 31, 2005 CNA paid Loews $60 million, compared to receiving $86 million from Loews for the three months ended March 31, 2004, related to federal income taxes.

CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten-year term maturing between October of 2008 and May of 2010; and are secured by the stock purchased. The balance of the loans as of March 31, 2005 exceeds the fair value of the related common stock collateral by $35 million.

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million. The amendment also provides that CNAF may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of March 31, 2005 and December 31, 2004, there was $112 million and $99 million of total debt outstanding under the credit facility. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $33 million and $29 million of the loans outstanding as of March 31, 2005 and December 31, 2004 and has agreed to participation of one-third of any additional loans which may be made above the original $86 million credit facility limit up to the $126 million maximum available line.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of March 31, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $13 million.

As of March 31, 2005, the aggregate amount of outstanding principal and accrued interest under the credit facility was $79 million, net of participation by Loews in the amount of $33 million.

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNA took an impairment charge of $56 million pretax for the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the facility, and further impairment charges with respect to amounts loaned under the credit facility in 2005 of $13 million pretax as of March 31, 2005. Any further draws under the credit facility, if approved by CNAF pursuant to additional credit facility amendment, or further changes in the national contractor’s business plan or projections may necessitate further impairment charges.

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

Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20 million per bond, with CCC to incur 100% of losses above that level. For bonds written on or subsequent to November 1, 2003, CNA Surety’s exposure is limited to $14.5 million per bond, subject to a per principal retention of $60 million and an aggregate limit of $150 million, under all facultative reinsurance coverage and two excess of loss treaties between CNA Surety and CCC. The first excess of loss contract, $40 million excess of $60 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50 million excess of $100 million, provides CNA Surety with coverage for the national contractor as well as other CNA Surety risks. For bonds written prior to September 30, 2002 there is no facultative reinsurance and CCC retains 100% of the losses above the per principal retention of $60 million.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

CNA Surety Corporation

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of March 31, 2005 and 2004.

Effective October 1, 2002, CCC provided an excess of loss protection for new and renewal bonds for CNA Surety for each principal exposure that exceeds $60 million since October 1, 2002 in two parts - a) $40 million excess of $60 million and b) $50 million excess of $100 million for CNA Surety. Effective January 1, 2004, the $40 million excess of $60 million contract was commuted and CCC paid CNA Surety $11 million in return premium in the first quarter of 2004 based on experience under the contract.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note P. Statutory Accounting Practices

CNA’s domestic and foreign insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net realized holding gains or losses in shareholders’ equity relating to fixed maturity securities. The National Association of Insurance Commissioners (NAIC) developed a codified version of statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting.

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

CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice was requested and has been granted for the reporting periods December 31, 2004 through September 30, 2005. This permitted practice had no effect on CCC’s statutory surplus as of March 31, 2005 or December 31, 2004.

CIC follows a permitted practice related to its statutory accounting for reinsurance recoverables from voluntary pools. Under the prescribed statutory accounting practice, CIC would be required to record a reduction to its statutory surplus related to amounts due from reinsurers, including voluntary pools that are not authorized in its state of domicile, South Carolina. Under the permitted practice requested in South Carolina, CIC is not required to record such a reduction if the voluntary pools were classified as authorized in CIC’s previous state of domicile, New Hampshire. This permitted practice is intended to be transitional as a result of CIC’s redomestication from New Hampshire to South Carolina effective January 1, 2004. As of March 31, 2005, the ceded reserve credit for the entire reinsurance recoverable from voluntary pools classified as authorized is $308 million, which is the maximum potential surplus impact.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation — Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2005, CCC is in a positive earned surplus position, thereby enabling CCC to pay approximately $280 million in dividends for the remainder of 2005 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CCC’s earned surplus was negative at December 31, 2004. As a result, CCC obtained approval from the Department in December of 2004, for extraordinary dividends in the amount of approximately $125 million to be used to fund the CNAF’s 2005 debt service requirements. CCC’s earned surplus was restored to a positive position, in part, as a result of a $500 million dividend received from its subsidiary, CAC, during the first quarter of 2005. By agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life and group insurance subsidiaries, were as follows.

Preliminary Statutory Information

			Statutory Net Income
	Statutory Capital and Surplus		Three months ended March 31
	March 31, 2005	December 31, 2004	2005	2004

(In millions)
Property and casualty companies	$7,130	$6,998	$563	$183
Life and group insurance companies (a)	717	1,178	22	303

(a) Statutory capital and surplus for the property and casualty insurance companies includes the property and casualty companies’ equity ownership of the life and group company’s capital and surplus

Note Q. – Restatement for Reinsurance and Equity Investee Accounting

In May of 2005, the Company filed an amendment to its 2004 Annual Report on Form 10-K to correct its accounting for several reinsurance contracts, primarily with a former affiliate, and its equity accounting for that affiliate. The Company has restated its previously reported financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002 and all related disclosures, as well as its interim financial data for all interim periods of 2004 and 2003. This restatement is based upon reconsideration of the Company’s accounting for its former equity interest in Accord Re Ltd. (Accord) and for several reinsurance contracts with Accord, but also includes two reinsurance agreements with unaffiliated parties that are immaterial in the aggregate. A subsidiary of The Continental Corporation (TCC) acquired a 49% ownership interest in Accord, a Bermuda company, in 1989 upon Accord’s formation. TCC also provided capital support to Accord through a guarantee from a TCC subsidiary. TCC was acquired by the Company in 1995.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The effect of the restatement on the March 31, 2004 Condensed Consolidated Statement of Operations is included in the table below.

(In millions, except per share data)	As Previously	As
	Reported	Restated

For the three months ended March 31, 2004

Consolidated statements of operations:
Net investment income	$473	$475
Income tax benefit (expense)	54	53
Net income (loss)	(125)	(124)

Basic and diluted earnings (loss) per share available to common stockholders:	$(0.55)	$(0.55)

The restatement had no effect on cash flows from operating, investing or financing activities for the three months ended March 31, 2004.

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

Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNAF as of March 31, 2005. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in CNAF’s Form 10-K/A filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2004.

In May of 2005, the Company filed an amendment to its 2004 Annual Report on Form 10-K to correct its accounting for several reinsurance contracts, primarily with a former affiliate, and to correct its equity accounting for that affiliate. The Company has restated its previously reported financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002 and all related disclosures, as well as its interim financial data for all interim periods of 2004 and 2003. This MD&A reflects the effect of the restatement. This restatement is based upon reconsideration of the Company’s accounting for its former equity interest in Accord Re Ltd. (Accord) and for several reinsurance contracts with Accord, but also includes two reinsurance agreements with unaffiliated parties that are immaterial in the aggregate. A subsidiary of The Continental Corporation (TCC) acquired a 49% ownership interest in Accord, a Bermuda company, in 1989 upon Accord’s formation. TCC also provided capital support to Accord through a guarantee from a TCC subsidiary. TCC was acquired by the Company in 1995.

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

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The effect of the restatement on the March 31, 2004 Condensed Consolidated Statement of Operations is included in the table below.

(In millions, except per share data)	As Previously	As
	Reported	Restated

For the three months ended March 31, 2004

Consolidated statements of operations:
Net investment income	$473	$475
Income tax benefit (expense)	54	53
Net income (loss)	(125)	(124)

Basic and diluted earnings (loss) per share available to common stockholders:	$(0.55)	$(0.55)

The restatement had no effect on cash flows from operating, investing or financing activities for the three months ended March 31, 2004.

CONSOLIDATED OPERATIONS

Results of Operations

The following table includes the consolidated results of operations. For more detailed components of CNA’s business operations, see the segment discussions within this Management’s Discussion and Analysis (MD&A).

For the three months ended March 31	2005	2004
(In millions, except per share data)

Revenues
Net earned premiums	$1,899	$2,168
Net investment income	406	475
Realized investment gains (losses), net of participating policyholders’ and minority interests	(19)	(458)
Other revenues	78	82

Total revenues	2,364	2,267

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,434	1,638
Amortization of deferred acquisition costs	378	433
Other operating expenses	274	332
Interest	37	35

Total claims, benefits and expenses	2,123	2,438

Income (loss) before income tax and minority interest	241	(171)
Income tax (expense) benefit	(56)	53
Minority interest	(7)	(6)

Net income (loss)	$178	$(124)

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share available to common stockholders	$0.63	$(0.55)

Weighted average outstanding common stock and common stock equivalents	256.0	255.9

Net results increased $302 million for the three months ended March 31, 2005 as compared with the same period in 2004. The improvement in net results was primarily due to an after-tax impairment loss recorded in the first quarter

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

of 2004 of $406 million ($569 million pretax) related to the sale of CNA’s individual life insurance business. This increase was partially offset by increased unfavorable net prior year development of $45 million after-tax ($69 million pretax) and reduced net investment income.

Realized investment losses were $19 million and $458 million for the three months ended March 31, 2005 and 2004. The $439 million improvement in net realized results is largely related to a pretax impairment loss recorded in first quarter of 2004 for $569 million related to the sale of CNA’s individual life business. This improvement was partly offset by decreased results in the fixed maturity securities portfolio and $32 million of total pretax impairment losses recorded across various market sectors, including a pretax impairment loss of $13 million related to loans made under a credit facility to a national contractor. For 2004, there were no impairments other than the individual life sale loss discussed above.

Net earned premiums decreased $269 million for the three months ended March 31, 2005 as compared with the same period in 2004. The decrease in net earned premiums was due primarily to reduced premiums from the individual life business of $105 million and CNA Re of $77 million, as a result of the decisions made in 2003 to focus on the core property and casualty business. Additionally, earned premiums decreased in the Standard Lines segment due to lower new business and intentional underwriting actions. These decreases were partially offset by favorable premium development. See the Standard Lines segment discussion in this MD&A for further information.

Unfavorable net prior year development of $68 million was recorded for the three months ended March 31, 2005, including $133 million of unfavorable claim and allocated claim adjustment expense reserve development and $65 million of favorable premium development. Favorable net prior year development of $1 million was recorded for the three months ended March 31, 2004, including $17 million of unfavorable claim and allocated claim adjustment expense reserve development and $18 million of favorable premium development.

Critical Accounting Estimates

The preparation of the Condensed Consolidated Financial Statements (Unaudited) in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses reported during the period. Actual results may differ from those estimates.

CNA’s Condensed Consolidated Financial Statements (Unaudited) and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. CNA continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. In general, management’s estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.

The accounting estimates discussed below are considered by management to be critical to an understanding of CNA’s Condensed Consolidated Financial Statements as their application places the most significant demands on management’s judgment. Note A of the Consolidated Financial Statements included under Item 8 of the Company’s Form 10-K/A for the year ended December 31, 2004, should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on the Company’s results of operations or equity.

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity, as well as assumptions about expected investment returns. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals for prior accident years are defined as

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

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

Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. Considerable judgment by management may be necessary to determine if risk transfer requirements are met. The Company believes it has appropriately applied reinsurance accounting principles in its evaluation of risk transfer. However, the Company’s evaluation of risk transfer and the resulting accounting could be challenged in connection with regulatory reviews or possible changes in accounting and/or financial reporting rules related to reinsurance, which could materially adversely affect the Company’s results of operations and/or equity. Further information on reinsurance is provided in the Reinsurance section below.

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

Long Term Care Products

The Company’s reserves and deferred acquisition costs for its long term care products are based on certain assumptions including morbidity, policy persistency and interest rates. Actual experience may differ from these assumptions. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors including potential future premium increases and future health care cost trends. The results of operations and/or equity may be materially, adversely affected if actual experience varies significantly from these assumptions.

Pension and Postretirement Benefit Obligations

The Company is required to make a significant number of assumptions in order to estimate the liabilities and costs related to its pension and postretirement benefit obligations to employees under its benefit plans. The assumptions that have the most impact on pension costs are the discount rate, the expected return on plan assets and the rate of

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

compensation increases. These assumptions are evaluated relative to current market factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense. Further information on the Company’s pension and postretirement benefit obligations is included in Note J of the Condensed Consolidated Financial Statements included under Item 1.

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

Loans to National Contractor

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million. The amendment also provides that CNAF may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of March 31, 2005 and December 31, 2004, there was $112 million and $99 million of total debt outstanding under the credit facility. Additional loans in April of 2005, pursuant to CNAF’s discretion to increase the amount available for loans under the credit facility as referenced above, brought the total debt outstanding under the credit facility, less accrued interest, to $132 million as of April 30, 2005. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $33 million and $29 million of the loans outstanding as of March 31, 2005 and December 31, 2004, and has agreed to participation of one-third of any additional loans which may be made above the original $86 million credit facility limit up to the $126 million maximum available line.

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

Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of March 31, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $13 million.

As of March 31, 2005, the aggregate amount of outstanding principal and accrued interest under the credit facility was $79 million, net of participation by Loews in the amount of $33 million.

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNA took an impairment charge of $56 million pretax ($36 million after-tax) for the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the facility, and further impairment charges with respect to amounts loaned under the credit facility in 2005 of $13 million pretax ($9 million after-tax) as of March 31, 2005. Any further draws under the credit facility, if agreed to by CNAF pursuant to additional credit facility amendment, or further changes in the national contractor’s business plan or projections may necessitate further impairment charges. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNAF believes that the contractor’s restructuring efforts may be successful and provide sufficient cash flow for its operations, the

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

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

Further information on the Company’s exposure to this national contractor and this credit agreement are provided in Note O of the Condensed Consolidated Financial Statements included under Item 1.

Reserves – Estimates and Uncertainties

The Company maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (case reserves) and claims that have been incurred but not reported (IBNR). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves are provided in the Segment Results section of this MD&A and in Note G of the Condensed Consolidated Financial Statements included under Item 1.

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

In addition, the Company is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on the Company’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include:

•	increases in the number and size of water damage claims, including those related to expenses for testing and remediation of mold conditions;

•	increases in the number and size of claims relating to injuries from medical products, and exposure to lead;

•	the effects of accounting and financial reporting scandals and other major corporate governance failures, which have resulted in an increase in the number and size of claims, including director and officer and errors and omissions insurance claims;

•	class action litigation relating to claims handling and other practices;

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

•	increases in the number of construction defect claims, including claims for a broad range of additional insured endorsements on policies; and

•	increases in the number of claims alleging abuse by members of the clergy, including passage of legislation to reopen or extend various statutes of limitations.

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

The Company’s experience has been that establishing reserves for casualty coverages relating to asbestos, environmental pollution and mass tort (APMT) claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others:

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

For Standard Lines, the March 31, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. For Specialty Lines, the March 31, 2005 carried net claim and claim adjustment expense reserve is also slightly higher than the actuarial point estimate. For both Standard Lines and Specialty Lines, the difference is primarily due to the 2004 and 2005 accident years. The data from these recent accident years is very immature from a claim and claim adjustment expense point of view so it is prudent to wait until experience confirms that the loss ratios should be adjusted. For Corporate and Other Non-Core, the March 31, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. While the actuarial estimates for APMT exposures reflect current knowledge, management feels it is prudent, based on the history of developments in this area, to reflect some volatility in the carried reserve until the ultimate outcome of the issues associated with these exposures is clearer.

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

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The following table summarizes the amounts receivable from reinsurers at March 31, 2005 and December 31, 2004.

Components of reinsurance receivables	March 31, 2005	December 31, 2004
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$13,496	$13,879
Ceded future policy benefits	1,239	1,260
Ceded policyholders’ funds	63	65
Billed reinsurance receivables	789	684

Reinsurance receivables	15,587	15,888
Allowance for uncollectible reinsurance	(517)	(531)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$15,070	$15,357

The Company has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $517 million and $531 million at March 31, 2005 and December 31, 2004. The net decrease in the allowance for uncollectible reinsurance receivables was primarily due to release of the previously established allowance due to an adverse arbitration ruling and commutations in the first quarter of 2005, partially offset by a net increase in the allowance for other reinsurance receivables. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” on the Condensed Consolidated Statements of Operations.

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

Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Reinsurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits, may require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite products, the Company generally assesses risk transfer for each contract by developing quantitative analyses at contract inception which measure the present value of reinsurer losses as compared to the present value of the related premium. In 2003, the Company discontinued purchases and sales of such contracts.

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

Funds Withheld Reinsurance Arrangements

The Company’s overall reinsurance program includes certain finite property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail below, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the cash remitted to the reinsurer for

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

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

The following table summarizes the pretax impact of the Company’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties discussed in further detail below.

Three months ended March 31	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

2005
Ceded earned premium	$(12)	$—	$62	$50
Ceded claim and claim adjustment expense	—	—	(69)	(69)
Ceding commissions	—	—	(33)	(33)
Interest charges	(24)	(16)	2	(38)

Pretax expense	$(36)	$(16)	$(38)	$(90)

2004
Ceded earned premium	$—	$—	$2	$2
Ceded claim and claim adjustment expense	—	—	(5)	(5)
Ceding commissions	—	—	3	3
Interest charges	(20)	(11)	(16)	(47)

Pretax expense	$(20)	$(11)	$(16)	$(47)

Included in "All Other" above for the first quarter of 2005 is approximately $24 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact of $10 million pretax expense for the three months ended March 31, 2005.

The pretax impact by operating segment of the Company’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties was as follows:

Three months ended March 31	2005	2004
(In millions)

Standard Lines	$(66)	$(37)
Specialty Lines	(7)	(2)
Corporate and Other	(17)	(8)

Pretax expense	$(90)	$(47)

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $2,463 million and $2,564 million at March 31, 2005 and December 31, 2004. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

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

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Corporate Aggregate Reinsurance Treaties

The Company has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. Also, if an additional aggregate loss ratio threshold is exceeded, additional premiums of 10% of amounts in excess of the aggregate loss ratio threshold are to be paid retroactively with interest. The aggregate limits under both sections of the Aggregate Cover have been fully utilized.

In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld are accrued at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. The aggregate loss ratio exceeded that threshold in the fourth quarter of 2004 which required retroactive interest charges on funds withheld. The CCC Cover was fully utilized in 2003.

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

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The Company is required to participate in the program, but it does not cover life or health insurance products. State law limitations applying to premiums and policies for terrorism coverage are not generally affected under the program. The Act required insurers to offer terrorism coverage through 2004. On June 18, 2004, the Department of the Treasury announced its decision to extend this offer requirement until December 31, 2005.

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

There are currently two pending bills in Congress, H.R. 1153 and S. 467, to reauthorize the Act. These bills would extend the Act for two additional years and require that terrorism coverage be made available for all years. Deductibles under the bills would be held at 15% in 2006 and raised to 20% in 2007. The House and the Senate have both held hearings on the subject and it is expected that they will act on the bills closer to the release of the U.S. Treasury Department’s report in June, 2005. The President has also stated that Congress should address the Act’s reauthorization. Notwithstanding these developments, enactment of a law extending the Act is not assured.

Over the past several years, CNA has been underwriting its business to manage its terrorism exposure. If the Act is not reauthorized, CNA will utilize conditional terrorism exclusions for risks that present terrorism exposure, where permitted by law. Strict underwriting standards and risk avoidance measures will be taken where exclusions are not permitted. Annual policy renewals with effective dates of January 1, 2005 or later are being underwritten with the assumption that the Act will not be extended and that no Federal backstop for terrorism exposure will be available. In July 2004, the National Association of Insurance Commissioners adopted a Model Bulletin available for use in states that intend to approve terrorism coverage limitations in the event the Act is not reauthorized. To date, conditional terrorism exclusions have been approved in all states except New York, Florida and Georgia. Accordingly, if the Act is not extended, CNA will utilize these conditional terrorism exclusions in all states where so allowed. Notwithstanding CNA’s efforts, however, there is no assurance that CNA will be able to eliminate or limit terrorism exposure risks in coverages, or that all regulatory authorities will approve policy exclusions for terrorism.

Restructuring

As discussed in the Company’s 2004 Form 10-K/A, the Company continues to manage the liabilities from a restructuring plan related to restructuring the property and casualty segments and the Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations (the 2001 Plan). No restructuring and other related charges related to the 2001 Plan were incurred for the three months ended March 31, 2005 and 2004. During the first three months of 2005, $1 million in payments for lease termination costs were charged against the liability. As of March 31, 2005, the accrued liability, relating primarily to lease termination costs, was $14 million. Of the remaining accrual, approximately $2 million is expected to be paid in 2005.

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

The Company records favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties has been fully utilized, the ceded premiums and losses for an individual segment may change because of the re-estimation of the subject losses. See the Reinsurance section of this MD&A for further discussion of the corporate aggregate reinsurance treaties. For the three months ended March 31, 2005, the Company recorded unfavorable net prior year development of $12 million related to the corporate aggregate reinsurance treaties, consisting of $9 million of unfavorable development in Standard Lines, $5 million of favorable development in Specialty Lines and $8 million of unfavorable development in Corporate and Other Non-Core.

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

STANDARD LINES

The following table summarizes the results of operations for Standard Lines.

Results of Operations

For the three months ended March 31	2005	2004
(In millions)

Net written premiums	$1,171	$1,265
Net earned premiums	1,169	1,258
Income before net realized investment gains (losses)	101	114
Net realized investment gains (losses)	(8)	38
Net income	93	152

Ratios
Loss and loss adjustment expense	71.0%	65.5%
Expense	32.4	33.5
Dividend	0.3	0.7

Combined	103.7%	99.7%

Net written premiums for Standard Lines decreased $94 million and net earned premiums decreased $89 million for the three months ended March 31, 2005 as compared with the same period in 2004. These decreases were driven by reduced new business and decreased retention primarily in large account business, including workers compensation. Specifically impacting retention was the impact of intentional underwriting actions primarily within unprofitable lines of business, including reductions in workers compensation policies classified as high hazard. These decreases were partially offset by favorable premium development as discussed below.

Standard Lines rate was unchanged for the three months ended March 31, 2005 as compared to rate increases of 6-7% for same period in 2004 for the contracts that renewed during the period. Retention rates of 69% and 74% were achieved for those contracts that were up for renewal. CNA expects rate to continue to moderate as competition for premiums continues to accelerate in these lines of business.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income decreased $59 million for the three months ended March 31, 2005 as compared with the same period in 2004, primarily due to decreased net realized investment results. First quarter of 2005 results were also adversely impacted by increased unfavorable net prior year development, partially offset by a decrease in the bad debt provision for insurance and reinsurance receivables, improved current accident year results and lower operating expenses. See the Investments section of the MD&A for further discussion on net investment income and net realized investment results.

The combined ratio increased 4.0 points for the three months ended March 31, 2005 as compared with the same period in 2004. The loss ratio increased 5.5 points due principally to increased unfavorable net prior year development. The unfavorable net prior year development was primarily related to an adverse arbitration ruling involving two reinsurance treaties as discussed below. This arbitration decision also adversely affected acquisition expenses. These unfavorable impacts were partially offset by a release of a previously established allowance for reinsurance receivables related to this arbitration.

Unfavorable net prior year development of $33 million was recorded for the three months ended March 31, 2005, including $132 million of unfavorable claim and allocated claim adjustment expense reserve development and $99 million of favorable premium development. Favorable net prior year development of $18 million, including $2 million of favorable claim and allocated claim adjustment expense reserve development and $16 million of favorable premium development, was recorded for the three months ended March 31, 2004.

Approximately $90 million of unfavorable net prior year claim and allocated claim adjustment expense development and $83 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties. Approximately $51 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. Other net prior year claim and allocated claim adjustment expense reserve development was due to improvement in the severity and number of claims for property coverages, primarily in accident year 2004, partially offset by unfavorable net prior year development due to increased severity on older individual claims, primarily workers compensation. Favorable net prior year premium development was recorded as a result of additional premium resulting from audits and endorsements on recent policies, primarily workers compensation. Additionally, there was approximately $18 million of unfavorable net prior year claim and allocated claim adjustment expense development and $9 million of favorable premium development related to the corporate aggregate reinsurance treaties in the first quarter of 2005.

The following table summarizes the gross and net carried reserves as of March 31, 2005 and December 31, 2004 for Standard Lines.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

	March 31, 2005	December 31, 2004
(In millions)

Gross Case Reserves	$6,796	$6,904
Gross IBNR Reserves	7,396	7,398

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,192	$14,302

Net Case Reserves	$4,580	$4,761
Net IBNR Reserves	4,816	4,547

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,396	$9,308

The expense ratio decreased 1.1 points for the three months ended March 31, 2005 as compared with the same period in 2004. This decrease in 2005 was primarily due to reduced operating expenses as compared with the same period in 2004 and a decrease in the bad debt provision for insurance receivables. Partially offsetting these favorable impacts were reduced ceding commissions as a result of the unfavorable arbitration ruling discussed above.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The dividend ratio decreased 0.4 points for the three months ended March 31, 2005 as compared with the same period in 2004 due primarily to favorable net prior year dividend development of $2 million recorded in the first quarter of 2005, primarily in package property and boiler and machinery products.

SPECIALTY LINES

The following table summarizes the results of operations for Specialty Lines.

Results of Operations

For the three months ended March 31	2005	2004
(In millions)

Net written premiums	$594	$581
Net earned premiums	573	529
Income before net realized investment gains	79	75
Net realized investment gains	3	13
Net income	82	88

Ratios
Loss and loss adjustment expense	62.3%	63.1%
Expense	26.9	26.4
Dividend	0.2	0.4

Combined	89.4%	89.9%

Net written premiums for Specialty Lines increased $13 million and net earned premiums increased $44 million for the three months ended March 31, 2005 as compared with the same period in 2004. This increase was primarily due to improved retention and rate increases across several professional liability insurance lines of business. Premiums were also favorably impacted by a decreased use of reinsurance due to the second quarter of 2004 discontinuation of a reinsurance program for coverages provided to health care professionals. These favorable impacts were partially offset by decreased written premiums for the warranty business, due to a change in the warranty product offering. Fees related to the new warranty product are included within other revenues.

Specialty Lines averaged rate increases of 2% and 13% for the three months ended March 31, 2005 and 2004 for the contracts that renewed during those periods. Retention rates of 89% and 83% were achieved for those contracts that were up for renewal. CNA expects rate achievement will continue to moderate as competition for premiums continues to accelerate in these lines of business.

Net income decreased $6 million for the three months ended March 31, 2005 as compared with the same period in 2004. This decrease was driven primarily by increased unfavorable net prior year development, decreased net investment income and decreased net realized investment results. These decreases were partially offset by increased earned premiums as discussed above and a decrease in the provision for bad debt allowance for reinsurance receivables. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.

The combined ratio decreased 0.5 points for the three months ended March 31, 2005 as compared with the same period in 2004. The loss ratio decreased 0.8 points due principally to an improvement in the current accident year results and a decrease in the bad debt provision for reinsurance receivables. These favorable impacts to the loss ratio were partially offset by increased unfavorable net prior year development as discussed below.

Unfavorable net prior year development of $30 million was recorded for the three months ended March 31, 2005, including $13 million of unfavorable claim and allocated claim adjustment expense and $17 million of unfavorable premium development. Unfavorable net prior year development was not significant for the three months ended March 31, 2004.

Approximately $27 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to large directors and officers claims assumed from a London syndicate, primarily in accident years 2001 and prior. Approximately $40 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded due to large claims resulting from excess coverages provided to health care facilities. Approximately $29 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years from nursing home businesses. Additionally, there was approximately $25 million of favorable net

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

prior year claim and allocated claim adjustment expense development and $20 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in the first quarter of 2005.

The following table summarizes the gross and net carried reserves as of March 31, 2005 and December 31, 2004 for Specialty Lines.

Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	March 31, 2005	December 31, 2004
(In millions)

Gross Case Reserves	$1,762	$1,659
Gross IBNR Reserves	3,159	3,201

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,921	$4,860

Net Case Reserves	$1,198	$1,191
Net IBNR Reserves	2,157	2,042

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,355	$3,233

The expense ratio increased 0.5 points for the three months ended March 31, 2005 as compared with the same period in 2004. This increase was primarily due to lower ceding commissions related to the second quarter of 2004 discontinuation of a reinsurance program for coverages provided to health care professionals. These increases were partially offset by an increased earned premium base.

The dividend ratio decreased 0.2 points for the three months ended March 31, 2005 as compared with the same period in 2004. This decrease was primarily due to decreased surety dividends and an increased earned premium base.

LIFE AND GROUP NON-CORE

The following table summarizes the results of operations for Life and Group Non-Core.

Results of Operations

For the three months ended March 31	2005	2004
(In millions)

Net earned premiums	$166	$326
Income before net realized investment losses	1	19
Net realized investment losses	(3)	(401)
Net loss	(2)	(382)

Net earned premiums for Life and Group Non-Core decreased $160 million in the first quarter of 2005 as compared with the same period in 2004. The decrease in net earned premiums was due primarily to the absence of premiums from the individual life business of $105 million and a decrease in premiums of the specialty medical business of $31 million. The individual life business was sold on April 30, 2004, and the specialty medical business was sold on January 6, 2005. Additionally, decreased earned premiums from the structured settlement business contributed to the decline in net earned premium. In February of 2004, CNA ceased sales to new customers in its structured settlement business.

Net results increased $380 million in the first quarter of 2005 as compared with the same period in 2004. The increase in net results related primarily to the absence of the impairment loss of $406 million after-tax ($569 million pretax) recorded in the first quarter of 2004 for the individual life insurance business and an improvement in net results for life settlement contracts. Partially offsetting these increases to 2005 net results is the decrease in results from the individual life business of $9 million, before the impairment described above, and decreased results related to indexed group annuity contracts. See the Investments section of this MD&A for additional information on net realized investment losses and net investment income.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE AND OTHER NON-CORE

The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including APMT and intrasegment eliminations.

Results of Operations

For the three months ended March 31	2005	2004
(In millions)

Net investment income	$61	$69
Revenues	35	134
Income before net realized investment gains (losses)	11	1
Net realized investment gains (losses)	(6)	17
Net income	5	18

Revenues decreased $99 million for the three months ended March 31, 2005 as compared with the same period in 2004. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re of $77 million due to the exit from the assumed reinsurance business in 2003 and an additional pre-tax impairment loss of $13 million recorded in the first quarter of 2005 related to loans made under a credit facility to a national contractor. See the Critical Accounting Estimates section of this MD&A for additional information on loans to the national contractor.

As previously disclosed, CNA sold its personal insurance business to Allstate Corporation (Allstate) in 1999. Under the revised terms of this transaction, Allstate purchased an option exercisable during 2005 to purchase 100% of the common stock of five CNA subsidiaries at the fair market value as of the exercise date. CNA expects Allstate to exercise its option in the fourth quarter of 2005, at which time CNA will recognize a previously deferred gain from the sale of these subsidiaries of $12 million. CNA expects to write new and renewal personal insurance policies and to reinsure this business with Allstate companies, and earn related royalty fees, until Allstate exercises its option. Royalty fees earned for the three months ended March 31, 2005 and 2004 were approximately $7 million and $6 million.

Net income decreased $13 million for the three months ended March 31, 2005 as compared with the same period in 2004. The decrease in net income was due primarily to lower revenues, including lower investment results in the segment for the current year. Partially offsetting these decreases was the absence of an increase in the allowance for reinsurance receivables of $16 million after-tax ($25 million pretax) recorded in 2004.

Unfavorable net prior year development of $21 million, including $4 million of unfavorable claim and allocated claim adjustment expense development and $17 million of unfavorable premium development, was recorded for the three months ended March 31, 2005.

Unfavorable net prior year development of $19 million, including $4 million of unfavorable claim and allocated claim adjustment expense development and $15 million of unfavorable premium development, was recorded in CNA Re. The unfavorable claim and allocated claim adjustment expense development was primarily related to the corporate aggregate reinsurance treaties. The unfavorable premium development was driven by $13 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $1 million of additional premium ceded to the corporate aggregate reinsurance treaties.

The remaining unfavorable net prior year development recorded in the Corporate and Other Non-Core segment resulted from commutations and increases to net reserves due to reducing ceded losses.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the gross and net carried reserves as of March 31, 2005 and December 31, 2004 for Corporate and Other Non-Core.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

	March 31, 2005	December 31, 2004
(In millions)

Gross Case Reserves	$3,642	$3,806
Gross IBNR Reserves	4,693	4,875

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,335	$8,681

Net Case Reserves	$1,597	$1,588
Net IBNR Reserves	1,443	1,691

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,040	$3,279

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states; enactment of national federal legislation to address asbestos claims; a future increase in asbestos and environmental pollution claims which cannot now be anticipated; a future increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payments that may exhaust underlying umbrella and excess coverages at accelerated rates; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos, pollution and mass tort claims.

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

Examples of unfavorable developments include decisions limiting the application of the absolute pollution exclusion and decisions holding carriers liable for defense and indemnity of asbestos, pollution and mass tort claims on a joint and several basis.

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

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

Asbestos and Environmental Pollution and Mass Tort Reserves

	March 31, 2005		December 31, 2004
		Environmental		Environmental
		Pollution and		Pollution and
(In millions)	Asbestos	Mass Tort	Asbestos	Mass Tort

Gross reserves	$3,116	$688	$3,218	$755
Ceded reserves	(1,481)	(238)	(1,532)	(258)

Net reserves	$1,635	$450	$1,686	$497

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

In the past several years, CNA has experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. During 2004 and continuing in the first quarter of 2005, the rate of new filings appears to have decreased from the filing rates seen in the past several years. Various challenges to mass screening claimants have been mounted. Nevertheless, the Company continues to experience an overall increase in total asbestos claim counts. The majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66% and up to 90%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment.

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

As of March 31, 2005 and December 31, 2004, CNA carried approximately $1,635 million and $1,686 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $2 million and $9 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2005 and 2004. The Company paid asbestos-related claims, net of reinsurance recoveries, of $53 million and $64 million for the three months ended March 31, 2005 and 2004.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At March 31, 2005, CNA had 13 structured settlement agreements with a reserve net of reinsurance of $158 million. At December 31, 2004, CNA had eleven structured settlement agreements with a reserve net of reinsurance of $175 million. As to the 13 structured settlement agreements existing at March 31, 2005, payment obligations under those settlement agreements are projected to terminate by 2016.

In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At March 31, 2005, CNA had obligations for four accounts. With respect to these four remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a recorded reserve of $17 million, net of reinsurance. At December 31, 2004, CNA had fulfilled its Wellington Agreement obligations as to all but four accounts and had a recorded reserve of $17 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities. As of March 31, 2005, CNA had negotiated 33 coverage in place agreements. The Company has evaluated these commitments and the expected reinsurance recoveries under these agreements and has recorded a reserve of $71 million, net of reinsurance as of March 31, 2005. As of December 31, 2004, CNA had negotiated 33 coverage in place agreements. The Company had evaluated these commitments and the expected reinsurance recoveries under these agreements and had recorded a reserve of $76 million, net of reinsurance, as of December 31, 2004.

The Company categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. The Company has made closing large accounts a significant management priority. At March 31, 2005, CNA had 184 large accounts with reserves of $360 million, net of reinsurance. At December 31, 2004, the Company had 180 large accounts and had established reserves of $368 million, net of reinsurance. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At March 31, 2005, CNA had 1,084 small accounts, approximately 82% of its total active asbestos accounts, with reserves of $132 million, net of reinsurance. At December 31, 2004, the Company had 1,109 small accounts, approximately 83% of its total active asbestos accounts, with reserves of $141 million, net of reinsurance. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs’ attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and nevertheless must be defended by CNA under its policies. Bankruptcy filings and increased claims filings in the last few years could potentially increase costs incurred in defending small accounts.

The Company also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At March 31, 2005 and December 31, 2004, CNA had $147 million and $148 million of reserves, net of reinsurance, related to these asbestos liabilities arising from the Company’s assumed reinsurance obligations and CNA’s participation in pools, including Excess & Casualty Reinsurance Association (ECRA).

At March 31, 2005 and December 31, 2004, the unassigned IBNR reserve was $696 million and $707 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at March 31, 2005 and December 31, 2004.

Pending Asbestos Accounts and Associated Reserves

March 31, 2005

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2005	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	13	$18	$158	10%
Wellington	4	1	17	1
Coverage in place	33	5	71	4
Fibreboard	1	—	54	3

Total with settlement agreements	51	24	300	18

Other policyholders with active accounts
Large asbestos accounts	184	20	360	22
Small asbestos accounts	1,084	8	132	8

Total other policyholders	1,268	28	492	30

Assumed reinsurance and pools	—	1	147	9
Unassigned IBNR	—	—	696	43

Total	1,319	$53	$1,635	100%

Pending Asbestos Accounts and Associated Reserves

December 31, 2004

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2004	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	11	$39	$175	10%
Wellington	4	4	17	1
Coverage in place	33	14	76	5
Fibreboard	1	—	54	3

Total with settlement agreements	49	57	322	19

Other policyholders with active accounts
Large asbestos accounts	180	47	368	22
Small asbestos accounts	1,109	23	141	8

Total other policyholders	1,289	70	509	30

Assumed reinsurance and pools	—	8	148	9
Unassigned IBNR	—	—	707	42

Total	1,338	$135	$1,686	100%

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

Certain asbestos litigation in which CNA is currently engaged is described below:

The ultimate cost of reported claims, and in particular APMT claims, is subject to a number of uncertainties, including future developments of various kinds that CNA does not control and that are difficult or impossible to foresee accurately. With respect to the litigation identified below in particular, numerous factual and legal issues remain unresolved. Rulings on those issues by the courts are critical to the evaluation of the ultimate cost to the Company. The outcome of the litigation cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

CNA is engaged in insurance coverage litigation, filed in 2003, with underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (Keasbey) in New York state court (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling is now being appealed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether the Company’s responsibilities extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; and (h) the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

coverage, if any, afforded to Burns & Roe for its asbestos liabilities. The litigation has been stayed since May 14, 2003 pending resolution of the bankruptcy proceedings. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 78,254 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by the Company. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by the Company contain aggregate limits of liability; (b) whether the Company’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of the Company’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by the Company for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio actions, plaintiffs allege that the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio, filed on June 12, 2003); Peplowski v. ACE American Ins. Co., et al. (U.S. D. C. N.D. Ohio, filed on April 1, 2004) and Cross v. Garlock, Inc., et al. (Trumbull County, Ohio, filed on September 1, 2004)). The Cuyahoga County court granted insurers, including CNA, summary judgment against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos. That ruling is on appeal. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Similar lawsuits were filed in Texas against CNA beginning in 2002 against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (Nueces County, Texas)). During 2003, many of the Texas claims were dismissed as time-barred by the applicable Statute of Limitations. In other claims, the Texas courts ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. Certain of the Texas courts’ rulings have been appealed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 23, 2002), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflects two June 2004 decisions of the West Virginia Supreme Court of Appeals. The Adams case is related to proceedings and mediation in the Bankruptcy Court in New York with jurisdiction over the Manville Bankruptcy. At issue, in those proceedings is the extent to which actions such as Adams violate injunctions against claims that insurers of Manville obtained in the Manville Bankruptcy. That issue is now on appeal to the United States District Court for the Southern District of New York. With respect to the Adams litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency of the novel statutory and common law claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney client privilege and the contractual rights and responsibilities of the parties to the Company’s insurance policies; and (e) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. With respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) and the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2004. In the first three months of 2005, Congress has not enacted modification to Superfund, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA’s results of operations or equity.

As of March 31, 2005 and December 31, 2004, CNA carried approximately $450 million and $497 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the three months ended March 31, 2005 and 2004. The Company recorded $5 million of current accident year losses related to mass tort for the three months ended March 31, 2005. The Company recorded no current accident year losses related to mass tort for the three months ended March 31, 2004. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $52 million and $36 million for the three months ended March 31, 2005 and 2004.

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

The Company classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At March 31, 2005, CNA had 4 structured settlement agreements with its policyholders for which it had future payment obligations with a recorded reserve of $9 million, net of reinsurance. At December 31, 2004, CNA had two structured settlement agreements and has established reserves of $5 million, net of reinsurance, to fund future payment obligations under the agreements.

CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At March 31, 2005, CNA had 16 such agreements with a recorded reserve of $16 million, net of reinsurance. At December 31, 2004, CNA had negotiated 15 coverage in place agreements and had established a reserve of $16 million, net of reinsurance.

The Company categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. At March 31, 2005, CNA had 130 large accounts with a collective reserve of $71 million, net of reinsurance. At December 31, 2004, the Company had 134 large accounts with a collective reserve of $75 million, net of reinsurance. The Company has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At March 31, 2005, CNA had 385 small accounts with a collective reserve of

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$43 million, net of reinsurance. At December 31, 2004, CNA had 405 small accounts with a collective reserve of $47 million, net of reinsurance.

The Company also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA. CNA has a reserve of $35 million and $36 million related to these liabilities as of March 31, 2005 and December 31, 2004.

As of March 31, 2005 and December 31, 2004, CNA carried unassigned IBNR reserves for environmental pollution of $143 million, net of reinsurance and $163 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The charts below depict CNA’s overall pending environmental pollution accounts and associated reserves at March 31, 2005 and December 31, 2004.

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2005	Reserves	Pollution Net
At March 31, 2005	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	4	$4	$9	3%
Coverage in place	16	3	16	5

Total with Settlement Agreements	20	7	25	8

Other Policyholders with Active Accounts
Large pollution accounts	130	10	71	22
Small pollution accounts	385	6	43	14

Total Other Policyholders	515	16	114	36

Assumed Reinsurance & Pools	—	1	35	11
Unassigned IBNR	—	—	143	45

Total	535	$24	$317	100%

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2004	Reserves	Pollution Net
At December 31, 2004	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	2	$14	$5	1%
Coverage in place	15	5	16	5

Total with Settlement Agreements	17	19	21	6

Other Policyholders with Active Accounts
Large pollution accounts	134	18	75	22
Small pollution accounts	405	14	47	14

Total Other Policyholders	539	32	122	36

Assumed Reinsurance & Pools	—	2	36	10
Unassigned IBNR	—	—	163	48

Total	556	$53	$342	100%

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INVESTMENTS

Net Investment Income

The significant components of net investment income are presented in the following table.

Net Investment Income

Three months ended March 31	2005	2004
(In millions)

Fixed maturity securities	$364	$407
Short term investments	32	16
Limited partnerships	79	75
Equity securities	4	4
Income (loss) from trading portfolio (a)	(30)	20
Interest on funds withheld and other deposits	(39)	(48)
Other	7	10

Gross investment income	417	484
Investment expense	(11)	(9)

Net investment income	$406	$475

(a) The change in net unrealized gains (losses) on trading securities, included in net investment income, was $(8) million and $4 million for the three months ended March 31, 2005 and 2004.

The Company experienced lower net investment income for the three months ended March 31, 2005 compared with the same period of 2004. This decrease was due primarily to a decline in trading portfolio results of $50 million and reduced investment income in the fixed maturity portfolio, which largely relates to the sale of the individual life business. The reduced income from the trading portfolio was largely offset by a corresponding reduction in the policyholders’ funds reserves supported by the trading portfolio. These declines were partly offset by improved short term and limited partnership results in addition to reduced interest expense on funds withheld and other deposits. See the Reinsurance section of the MD&A regarding additional information about interest costs on funds withheld and other deposits.

The bond segment of the investment portfolio yielded 4.6% and 4.7% for the three months ended March 31, 2005 and 2004.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Realized Investment Gains (Losses)

The components of net realized investment results for available for sale securities are presented in the following table.

Net Realized Investment Gains (Losses)

Three months ended March 31	2005	2004
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$(26)	$10
Corporate and other taxable bonds	(21)	6
Tax-exempt bonds	7	73
Asset-backed bonds	7	39
Redeemable preferred stock	10	1

Total fixed maturity securities	(23)	129
Equity securities	14	11
Derivative securities	4	(32)
Impairment loss on Individual Life business, net of participating policyholders’ interest	—	(569)
Other, including disposition of businesses	(17)	4

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(22)	(457)
Allocated to participating policyholders’ and minority interests	3	(1)
Income tax benefit	5	125

Net realized investment gains (losses), net of participating policyholders’ and minority interests	$(14)	$(333)

Net realized investment losses were $14 million and $333 million for the three months ended March 31, 2005 and 2004. The $319 million improvement in net realized results is largely related to an after-tax impairment loss recorded in the first quarter of 2004 of $406 million ($569 million pretax) related to the sale of CNA’s individual life business. This improvement was partly offset by decreased results in the fixed maturity securities portfolio and $21 million ($32 million pretax) of total impairment losses recorded across various market sectors, including an impairment loss of $9 million after-tax ($13 million pretax) related to loans made under a credit facility to a national contractor. For 2004, there were no impairments other than the individual life sale loss discussed above.

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. The Company’s views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions and the domestic and global economic conditions are some of the factors that may enter into a decision to move between asset classes. Based on the Company’s consideration of these factors, in the course of normal investment activity the Company may, in pursuit of the total return objective, be willing to sell securities that, in its analysis, are overvalued on a risk adjusted basis relative to other opportunities that are available at the time in the market; in turn the Company may purchase other securities that, according to its analysis, are undervalued in relation to other securities in the market. In making these value decisions, securities may be bought and sold that shift the investment portfolio between asset classes. The Company also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time reduce such exposures based on its views of a specific issuer or industry sector. These activities will produce realized gains or losses.

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, the Company periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in Item 3 — Quantitative and Qualitative Disclosures about Market Risks included herein. Under certain economic conditions, including but not limited to a changing interest rate environment, the Company may hedge the value of the investment portfolio by utilizing derivative strategies.

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

Realized Gains and Losses

Three months ended March 31	2005	2004
(In millions)

Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$176	$225
Gross realized losses	(199)	(96)

Net realized gains (losses) on fixed maturity securities	(23)	129

Equity securities:
Gross realized gains	20	13
Gross realized losses	(6)	(2)

Net realized gains on equity securities	14	11

Net realized gains (losses) on fixed maturity and equity securities	$(9)	$140

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides details of the largest realized losses from sales of securities aggregated by issuer, including: the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Largest Realized Losses from Securities Sold at a Loss	Three Months Ended March 31, 2005
	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale
(In millions)

Various notes and bonds issued by the United States Treasury. Volatility of interest rates prompted movement to other asset classes.	$6,040	$36	0-12+

Manufactures and sells vehicles worldwide under various brand names. The company also has financing and insurance operations. The company is experiencing inventory capacity issues. Losses relate to actions to reduce issuer exposure.	260	28	0-12+

Issuer of high grade state general obligation bonds. Loss was incurred as a result of unfavorable interest rate change.	227	5	0-12

Total	$6,527	$69

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investment portfolios.

Carrying Value of Investments

	March 31,		December 31,
	2005	%	2004	%
(In millions)

General account investments:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$2,692	7%	$4,346	11%
Asset-backed securities	8,572	22	7,788	20
States, municipalities and political subdivisions — tax-exempt	9,452	24	8,857	22
Corporate securities	5,750	14	6,513	17
Other debt securities	2,789	7	3,053	8
Redeemable preferred stock	140	—	146	—
Options embedded in convertible debt securities	214	1	234	1

Total fixed maturity securities available-for-sale	29,609	75	30,937	79

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	81	—	27	—
Asset-backed securities	127	—	125	—
Corporate securities	247	1	199	1
Other debt securities	44	—	35	—
Redeemable preferred stock	6	—	4	—

Total fixed maturity securities trading	505	1	390	1

Equity securities available-for-sale:
Common stock	260	1	260	1
Non-redeemable preferred stock	105	—	150	—

Total equity securities available-for-sale	365	1	410	1

Total equity securities trading	3	—	46	—

Short term investments available-for-sale	7,053	18	5,404	14
Short term investments trading	472	1	459	1
Limited partnerships	1,633	4	1,549	4
Other investments	43	—	36	—

Total general account investments	$39,683	100%	$39,231	100%

The Company’s general account investment portfolio consists primarily of publicly traded government bonds, asset-backed and mortgage-backed securities, short-term investments, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized gain of $736 million at March 31, 2005 compared with $1,197 million at December 31, 2004. The unrealized position at March 31, 2005 was composed of a net unrealized gain of $613 million for fixed maturities and a net unrealized gain of $123 million for equity securities. The unrealized position at December 31, 2004 was composed of a net unrealized gain of $1,061 million for fixed maturities and a net unrealized gain of $136 million for equity securities.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
March 31, 2005	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$2,580	$115	$2	$1	$112
Asset-backed securities	8,582	60	65	5	(10)
States, municipalities and political subdivisions – tax-exempt	9,446	122	95	21	6
Corporate securities	5,470	363	68	15	280
Other debt securities	2,564	248	21	2	225
Redeemable preferred stock	140	2	2	—	—
Options embedded in convertible debt securities	214	—	—	—	—

Total fixed maturity securities available-for-sale	28,996	910	253	44	613

Total fixed maturity securities trading	505	—	—	—	—

Equity securities available-for-sale:
Common stock	154	107	1	—	106
Non-redeemable preferred stock	88	18	1	—	17

Total equity securities available-for-sale	242	125	2	—	123

Total equity securities trading	3	—	—	—	—

Total fixed maturity and equity securities	$29,746	$1,035	$255	$44	$736

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
December 31, 2004	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$4,233	$126	$13	$—	$113
Asset-backed securities	7,706	105	19	4	82
States, municipalities and political subdivisions – tax-exempt	8,699	189	28	3	158
Corporate securities	6,093	477	52	5	420
Other debt securities	2,769	295	11	—	284
Redeemable preferred stock	142	6	—	2	4
Options embedded in convertible debt securities	234	—	—	—	—

Total fixed maturity securities available-for-sale	29,876	1,198	123	14	1,061

Total fixed maturity securities trading	390	—	—	—	—

Equity securities available-for-sale:
Common stock	148	112	—	—	112
Non-redeemable preferred stock	126	24	—	—	24

Total equity securities available-for-sale	274	136	—	—	136

Total equity securities trading	46	—	—	—	—

Total fixed maturity and equity securities	$30,586	$1,334	$123	$14	$1,197

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s investment policies for both the general account and separate account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

At March 31, 2005, the carrying value of the general account fixed maturities was $30,114 million, representing 76% of the total investment portfolio. The net unrealized gain related to this fixed maturity portfolio was $613 million, comprised of $910 million in gross unrealized gains and $297 million in gross unrealized losses. Municipal securities represented 39%, corporate bonds represented 28%, asset-backed securities represented 24%, and all other fixed maturity securities represented 9% of the gross unrealized losses. Within corporate bonds, the largest industry sectors were consumer cyclical and financial, which represented 33%, and 28% of the gross unrealized losses. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides the composition of fixed maturity securities with an unrealized loss at March 31, 2005 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.

Contractual Maturity

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	—%	—%
Due after one year through five years	9	6
Due after five years through ten years	7	11
Due after ten years	45	59
Asset-backed securities	39	24

Total	100%	100%

The following table summarizes, for fixed maturity and equity securities in an unrealized loss position at March 31, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

Unrealized Loss Aging

	March 31, 2005		December 31, 2004
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$11,979	$199	$7,742	$53
7-12 months	1,084	26	2,448	59
13-24 months	1,002	40	368	12
Greater than 24 months	12	—	2	—

Total investment grade	14,077	265	10,560	124

Non-investment grade:
0-6 months	528	24	188	7
7-12 months	37	4	69	4
13-24 months	39	4	20	2
Greater than 24 months	10	—	—	—

Total non-investment grade	614	32	277	13

Total fixed maturity securities	14,691	297	10,837	137

Equity securities:
0-6 months	41	2	4	—
7-12 months	1	—	1	—
13-24 months	2	—	1	—
Greater than 24 months	3	—	3	—

Total equity securities	47	2	9	—

Total fixed maturity and equity securities	$14,738	$299	$10,846	$137

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

The Company’s non-investment grade fixed maturity securities available-for-sale as of March 31, 2005 that were in a gross unrealized loss position had a fair value of $614 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. The Company’s Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of March 31, 2005 and December 31, 2004.

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
March 31, 2005	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$528	$20	$4	$—	$—	$24
7-12 months	37	1	3	—	—	4
13-24 months	39	2	2	—	—	4
Greater than 24 months	10	—	—	—	—	—

Total non-investment grade	$614	$23	$9	$—	$—	$32

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
December 31, 2004	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$188	$6	$1	$—	$—	$7
7-12 months	69	3	1	—	—	4
13-24 months	20	1	1	—	—	2
Greater than 24 months	—	—	—	—	—	—

Total non-investment grade	$277	$10	$3	$—	$—	$13

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at March 31, 2005. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, the Company’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, the Company has the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. The Company maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

The Company’s equity securities available for sale as of March 31, 2005 that were in an unrealized loss position had a fair value of $47 million. The Company’s Impairment Committee, under the same process as followed for fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, the Company expects to recover the book value of its investment through a recovery in the fair value of the security.

Invested assets are exposed to various risks, such as interest rate, market and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term, including increases in interest rates, could have an adverse material impact on the Company’s results of operations or equity.

The general account portfolio consists primarily of high quality bonds, 92% and 93% of which were rated as investment grade (rated BBB or higher) at March 31, 2005 and December 31, 2004. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Account Bond Ratings

	March 31,		December 31,
	2005	%	2004	%
(In millions)

U.S. Government and affiliated agency securities	$3,015	10%	$4,640	15%
Other AAA rated	16,113	54	14,628	47
AA and A rated	4,978	17	5,597	18
BBB rated	3,438	11	4,072	13
Below investment-grade	2,424	8	2,240	7

Total	$29,968	100%	$31,177	100%

At March 31, 2005 and at December 31, 2004, approximately 98% and 99% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or Company management.

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

The carrying value of non-traded securities at March 31, 2005 was $188 million which represents 0.5% of the Company’s total investment portfolio. These securities were in a net unrealized gain position of $66 million at March 31, 2005. Of the non-traded securities, 49% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at March 31, 2005 were $8,699 million of asset-backed securities, at fair value, consisting of approximately 68% in collateralized mortgage obligations (CMOs), 20% in corporate mortgage-backed pass-through certificates, 8% in corporate asset-backed obligations, and 4% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The carrying value of the components of the general account short-term investment portfolio is presented in the following table.

Short-term Investments

	March 31,	December 31,
	2005	2004
(In millions)

Short-term investments available-for-sale:
Commercial paper	$3,849	$1,655
U.S. Treasury securities	1,625	2,382
Money market funds	244	174
Other	1,335	1,193

Total short-term investments available-for-sale	7,053	5,404

Short-term investments trading:
Commercial paper	42	46
U.S. Treasury securities	72	300
Money market funds	332	99
Other	26	14

Total short-term investments trading	472	459

Total short-term investments	$7,525	$5,863

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

For the three months ended March 31, 2005, net cash provided by operating activities was $124 million as compared with $37 million provided for the same period in 2004. The increase in cash provided by operating activities related primarily to a reduction in claims and expense payments, which was partly offset by decreased net premium collections in 2005 as compared with 2004. The decrease in net premium collections is primarily due to the sale of the individual life business.

Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the three months ended March 31, 2005, net cash used by investing activities was $115 million as compared with $441 million used for the same period in 2004. Cash flows used for investing activities related principally to purchases of fixed maturity securities.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

For the three months ended March 31, 2005, net cash used by financing activities was $11 million as compared with $346 million provided for the same period in 2004. Cash flows used by financing activities in the first quarter of 2005 were related principally to the repayment of debt. Cash flows provided by financing activities in the first quarter of 2004 related to the proceeds received from the issuance of surplus notes, which were subsequently repaid during 2004.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

See Note I of the Notes to the Condensed Consolidated Financial Statements for a detailed discussion of the Company’s debt.

See Note O of the Notes to the Condensed Consolidated Financial Statements for information related to CNA Surety’s and a large national contractor’s related party transactions with CNAF. The impact of these transactions should be considered when evaluating the Company’s liquidity and capital resources.

See Note K of the Notes to the Condensed Consolidated Financial Statements for information related to the Company’s commitments and contingencies. The impact of these commitments and contingencies should be considered when evaluating the Company’s liquidity and capital resources.

A summary of the Company’s commitments as of March 31, 2005 is presented in the following table.

Commitments

						2010 and
March 31, 2005	2005	2006	2007	2008	2009	Beyond	Total
(In millions)

Debt (a)	$640	$414	$104	$440	$72	$1,617	$3,287
Lease obligations	51	56	47	39	29	63	285
Claim and claim expense reserves (b)	6,143	6,196	4,469	3,104	2,219	10,887	33,018
Future policy benefits reserves (c)	151	178	173	174	170	8,655	9,501
Policyholder funds reserves (c)	398	877	149	36	9	161	1,630
Guaranteed payment contracts (d)	15	13	5	—	—	—	33

Total	$7,398	$7,734	$4,947	$3,793	$2,499	$21,383	$47,754

(a)	Includes estimated future interest payments, but does not include original issue discount.

(b)	Claim and claim adjustment expense reserves are not discounted and represent the Company’s estimate of the amount and timing of the ultimate settlement and administration of claims based on its assessment of facts and circumstances known as of March 31, 2005. See the Reserves – Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $25 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)	Future policy benefits and policyholder funds reserves are not discounted and represent the Company’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of March 31, 2005. Future policy benefit reserves of $1,003 million and policyholder fund reserves of $57 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included. Additional information on future policy benefits and policyholder funds reserves is included in Note A of the Consolidated Financial Statements included under Item 1.

(d)	Primarily relating to telecommunications and software services.

Regulatory Matters

The Loews consolidated federal income tax returns have been settled with the Internal Revenue Service (IRS) through the 1997 tax year. The federal income tax returns for 1998 through 2001, including related carryback claims and prior claims for refund, have been examined and are currently under review by the Joint Committee on Taxation. Although the Company’s ultimate tax obligation for these years is subject to review and final determination, in the opinion of management, the outcome of the review and final determination of the Company’s ultimate tax obligation will not have a material effect on the financial condition or results of operations of CNA and its eligible subsidiaries (CNA Tax Group). Pending the outcome of the review and final determination of the Company’s tax obligations for these years, interest on any tax refunds net of any tax deficiencies is subject to computation, review and final determination. The amount of any net refund interest ultimately due to the Company may have a material impact on the results of operations in the period in which the review is finalized. The federal income tax returns for 2002 and 2003 are currently under examination by the IRS. The Company believes the outcome of the 2002 and 2003 examinations will not have a material effect on the financial condition or results of operations of the CNA Tax Group.

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

In connection with the approval process for aspects of the reorganization and streamlining plan, the Company agreed to undergo a state regulatory financial examination of CCC and CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. These state regulatory financial examinations are currently underway. Such review includes examination of certain of the finite reinsurance contracts entered into by the Company and whether such contracts possess sufficient risk transfer characteristics necessary to qualify for accounting treatment as reinsurance. The Company is presently engaged in discussions related to the examination with state regulatory agencies. Final examination reports are expected to be issued in the second quarter of 2005 by the state authorities.

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

Along with other companies in the industry, the Company has received subpoenas, interrogatories and inquiries: (i) from California, Connecticut, Delaware, Florida, Hawaii, Illinois, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) from the Securities and Exchange Commission, the New York State Attorney General, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning finite insurance products purchased and sold by the Company; and (iii) from the New York State Attorney General concerning declinations of attorney malpractice insurance.

In the course of complying with the above matters, the Company conducted a comprehensive review of its finite reinsurance relationships, including the contracts with Accord and other reinsurers that were the subject of the previously referenced restatement. It is possible that the Company’s analyses of, or accounting treatment for, other finite reinsurance contracts could be questioned or disputed in the context of the referenced state regulatory examinations, and further restatements of the Company’s financial results are possible as a consequence, which could have a material adverse impact on the Company’s financial condition. See the Critical Accounting Estimates section of this MD&A for further information.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation – Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2005, CCC is in a positive earned surplus position, thereby enabling CCC to pay approximately $262 million in dividends for the remainder of 2005 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CCC’s earned surplus was negative at December 31, 2004. As a result, CCC obtained approval from the Department in December of 2004, for extraordinary dividends in the amount of approximately $125 million to be

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

used to fund the CNAF’s 2005 debt service requirements. CCC’s earned surplus was restored to a positive position, in part, as a result of a $500 million dividend received from its subsidiary, CAC, during the first quarter of 2005.

By agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

Loews

The Series H Cumulative Preferred Issue (Series H Issue) is held by Loews and accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of March 31, 2005, the Company has $144 million of undeclared but accumulated dividends. The Series H Issue dividend amounts for the three months ended March 31, 2005 and 2004 have been subtracted from Net Income (Loss) to determine income (loss) available to common stockholders.

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

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The table below reflects the various group ratings issued by A.M. Best, Fitch, Moody’s and S&P as of April 21, 2005 for the Property and Casualty and Life companies. The table also includes the ratings for CNAF’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings			Debt Ratings
	Property & Casualty (a)		Life	CNAF	Continental
	CCC	CIC		Senior	Senior
	Group	Group	CAC (b)	Debt	Debt
A.M. Best	A	A	A-	bbb	Not rated
Fitch	A-	A-	A-	BBB-	BBB-
Moody’s	A3	A3	Baa1	Baa3	Baa3
S&P	A-	A-	BBB+	BBB-	BBB-

(a) Fitch’s outlook for the Property & Casualty companies’ financial strength and holding company debt ratings is stable. All others are negative.

(b) A.M. Best, Fitch and Moody’s have a stable outlook while S&P has a negative outlook on the CAC rating.

On March 11, 2005, Fitch Ratings concluded their annual review and affirmed CNA’s debt and financial strength ratings. The rating outlook was changed to stable from negative.

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

Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 153, Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a significant impact on the results of operations or equity of the Company.

In December of 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123R), that amends Statement of Financial Accounting Standard No. 123 (SFAS 123), as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). After the effective date of this standard, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply this standard using either the modified prospective method or the modified retrospective method. The modified prospective

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

method requires a company to (a) record compensation expense for all awards it grants, modifies, repurchases or cancels after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either (a) all prior years for which SFAS 123 was effective (i.e. for all fiscal years beginning after December 15, 1994) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS 123R does not coincide with the beginning of the fiscal year. SFAS 123R is effective for the Company beginning after January 1, 2006. Adoption of this standard is not expected to have a material impact on the Company’s results of operations and/or equity.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in the Company’s insurance business, including losses and loss reserves for asbestos, environmental pollution and mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews the Company is conducting; the ongoing state regulatory examinations of the Company’s primary insurance company subsidiaries, and the Company’s responses to the results of those reviews and examinations; the Company’s expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company’s expense reduction and restructuring activities; and the Company’s proposed actions in response to trends in its business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on capital markets, and on the markets for directors and officers and errors and omissions coverages;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	effects upon insurance markets and upon industry business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•	legal and regulatory activities with respect to certain non-traditional and finite-risk insurance products, and possible resulting changes in accounting and financial reporting rules in relation to such products;

•	regulatory limitations, impositions and restrictions upon the Company, including the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s book of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew of under priced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement policies;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratio through more efficacious claims handling techniques;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in the Company’s composition of operating segments;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	the possibility that the Terrorism Risk Insurance Act of 2002 will not be extended beyond the end of 2005, as a result of which the Company could incur substantial additional exposure to losses resulting from terrorist attacks, which could be increased by current state regulatory restrictions on terrorism policy exclusions and by regulatory unwillingness to approve such exclusions prospectively;

•	the occurrence of epidemics;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, mass tort, and construction defect claims;

•	whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established or approved through federal legislation, or, if established and approved, whether it will contain funding requirements in excess of the Company’s established loss reserves or carried loss reserves;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	regulatory limitations and restrictions, including limitations upon the Company’s ability to receive dividends from its insurance subsidiaries imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

•	the risks and uncertainties associated with the Company’s loss reserves as outlined in the Reserves – Estimates and Uncertainties section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

•	the possibility of further changes in the Company’s ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.

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

The sensitivity analysis estimates the decline in the fair value of the Company’s interest sensitive assets and liabilities that were held on March 31, 2005 and December 31, 2004 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points. The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at March 31, 2005 and December 31, 2004, with all other variables held constant.

Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at March 31, 2005 and December 31, 2004, with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At March 31, 2005, a 10% and 25% decrease in the Index would result in a $194 million and $485 million decrease compared to $214 million and $534 million decrease at December 31, 2004, in the fair value of the Company’s equity investments.

Of these amounts, under the 10% and 25% scenarios, $5 million and $13 million at March 31, 2005 and $5 million and $14 million at December 31, 2004 pertained to decreases in the fair value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the fair value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

The following tables present the estimated effects on the fair value of the Company’s financial instruments at March 31, 2005 and December 31, 2004, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Market Risk Scenario 1

		Increase (Decrease)
	Market	Interest	Currency	Equity
March 31, 2005	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$29,609	$(1,831)	$(76)	$(16)
Fixed maturity securities trading	505	(6)	—	(3)
Equity securities available-for-sale	365	—	(9)	(36)
Equity securities trading	3	—	—	—
Short term investments available-for-sale	7,053	(6)	(26)	—
Short term investments trading	472	—	—	—
Limited partnerships	1,633	7	—	(20)
Other invested assets	41	—	—	—
Interest rate swaps	—	11	—	—
Equity indexed futures for trading securities	—	2	—	(114)
Other derivative securities	2	3	(24)	—

Total general account	39,683	(1,820)	(135)	(189)

Separate accounts:
Fixed maturity securities	483	(24)	—	—
Equity securities	54	—	—	(5)
Short term investments	14	—	—	—
Other invested assets	—	—	—	—

Total separate accounts	551	(24)	—	(5)

Total securities	$40,234	$(1,844)	$(135)	$(194)

Debt (carrying value)	$2,244	$(92)	$—	$—

Market Risk Scenario 1

		Increase (Decrease)
	Fair	Interest	Currency	Equity
December 31, 2004	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$30,937	$(1,824)	$(88)	$(26)
Fixed maturity securities trading	390	(4)	(1)	(3)
Equity securities available-for-sale	410	—	(9)	(41)
Equity securities trading	46	—	—	(5)
Short term investments available-for-sale	5,404	(7)	(10)	—
Short term investments trading	459	—	—	—
Limited partnerships	1,549	6	—	(18)
Other invested assets	42	—	—	—
Interest rate swaps	(8)	8	—	—
Equity index futures for trading	—	2	—	(116)
Other derivative securities	2	7	(21)	—

Total general account	39,231	(1,812)	(129)	(209)

Separate accounts:
Fixed maturity securities	486	(24)	—	—
Equity securities	55	—	—	(5)
Short term investments	20	—	—	—

Total separate accounts	561	(24)	—	(5)

Total securities	$39,792	$(1,836)	$(129)	$(214)

Debt (carrying value)	$2,257	$(97)	$—	$—

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

The following tables present the estimated effects on the fair value of the Company’s financial instruments at March 31, 2005 and December 31, 2004, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.

Market Risk Scenario 2

		Increase (Decrease)
	Market	Interest	Currency	Equity
March 31, 2005	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$29,609	$(2,719)	$(151)	$(41)
Fixed maturity securities trading	505	(9)	—	(7)
Equity securities available-for-sale	365	—	(17)	(90)
Equity securities trading	3	—	—	(1)
Short term investments available-for-sale	7,053	(9)	(52)	—
Short term securities trading	472	—	—	—
Limited partnerships	1,633	10	—	(49)
Other invested assets	41	—	—	—
Interest rate swaps	—	17	—	—
Equity indexed futures for trading	—	3	(1)	(284)
Other derivative securities	2	4	(48)	—

Total general account	39,683	(2,703)	(269)	(472)

Separate accounts:
Fixed maturity securities	483	(36)	—	—
Equity securities	54	—	—	(13)
Short term investments	14	—	—	—
Other invested assets	—	—	—	—

Total separate accounts	551	(36)	—	(13)

Total securities	$40,234	$(2,739)	$(269)	$(485)

Debt (carrying value)	$2,244	$(133)	$—	$—

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Market Risk Scenario 2

		Increase (Decrease)
	Fair	Interest	Currency	Equity
December 31, 2004	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$30,937	$(2,703)	$(177)	$(63)
Fixed maturity securities trading	390	(6)	(1)	(8)
Equity securities available-for-sale	410	—	(18)	(103)
Equity securities trading	46	—	—	(11)
Short term investments available-for-sale	5,404	(11)	(20)	—
Short term investments trading	459	—	—	—
Limited partnerships	1,549	9	—	(46)
Other invested assets	42	—	—	—
Interest rate swaps	(8)	12	—	—
Equity index futures for trading	—	3	—	(289)
Other derivative securities	2	10	(38)	—

Total general account	39,231	(2,686)	(254)	(520)

Separate accounts:
Fixed maturity securities	486	(35)	—	—
Equity securities	55	—	—	(14)
Short term investments	20	—	—	—

Total separate accounts	561	(35)	—	(14)

Total securities	$39,792	$(2,721)	$(254)	$(534)

Debt (carrying value)	$2,257	$(141)	$—	$—

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

CNAF restated its financial results for prior years 2002-2004 to correct accounting for several reinsurance contracts, primarily with a former affiliate, and its equity accounting for that affiliate. The management of CNAF has concluded that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2004 as defined under standards established by the Public Company Accounting Oversight Board. Specifically, there were ineffective controls to identify errors in the application of complex accounting standards to several historical finite reinsurance arrangements. Subsequent to December 31, 2004, the Company completed a comprehensive review of its finite reinsurance relationships that included its agreements with its former affiliate. As a result of this remediation effort, in the Company’s best judgment, it has eliminated the aforementioned material weakness.

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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information on CNA’s legal proceedings is set forth in Notes F and G of the Condensed Consolidated Financial Statements included under Part I, Item 1.

Item 4. Matters Subject to a Vote of Security Holders

On April 27, 2005, the shareholders of the Registrant voted to approve the CNA Financial Corporation 2000 Incentive Compensation Plan (the “Plan”) as amended and restated, effective as of February 9, 2005. As originally adopted the Plan provided for the issuance of up to 2,000,000 shares of Common Stock (as defined in the Plan) pursuant to awards made thereunder. As amended and restated pursuant to the shareholders’ approval, the Plan authorizes the issuance of up to 4,000,000 such shares. The Plan as amended and restated was filed with the Securities and Exchange Commission as Exhibit A to March 31, 2005 DEF 14A and is incorporated herein by reference. See the Form 8-K filed with the Securities and Exchange Commission on May 2, 2005.

Item 6. Exhibits

      (a) Exhibits

Description of Exhibit	Exhibit Number
Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	*

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2	*

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

Amendment and Restatement to CNA Financial Corporation 2000 Incentive Compensation Plan, effective as of February 9, 2005	10.21

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation
Dated: May 10, 2005	By:	/s/ D. Craig Mense
D. Craig Mense
Chief Financial Officer