Form 10-Q
period 2005-06-30
CNA FINANCIAL CORP
filed 2005-07-29
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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

     Yes ☑ No....

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     Yes ☑ No....

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2005
Common Stock, Par value $2.50	255,953,958

CNA FINANCIAL CORPORATION
INDEX

CNA FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In millions, except share data)	2005	2004
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $31,290 and $30,266)	$32,542	$31,327
Equity securities at fair value (cost of $377 and $320)	492	456
Limited partnership investments	1,562	1,549
Other invested assets	44	36
Short-term investments at cost, which approximates fair value	5,300	5,863

Total investments	39,940	39,231
Cash	70	95
Reinsurance receivables (less allowance for uncollectible receivables of $551 and $546)	13,971	15,342
Insurance receivables (less allowance for doubtful accounts of $457 and $502)	2,095	2,065
Accrued investment income	291	297
Receivables for securities sold	1,238	496
Deferred acquisition costs	1,248	1,268
Prepaid reinsurance premiums	966	1,128
Deferred income taxes	767	709
Property and equipment at cost (less accumulated depreciation of $539 and $524)	223	235
Goodwill and other intangible assets	145	162
Other assets	1,092	815
Separate account business	571	568

Total assets	$62,617	$62,411

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$30,798	$31,523
Unearned premiums	4,414	4,522
Future policy benefits	6,069	5,883
Policyholders’ funds	1,654	1,725
Collateral on loaned securities and derivatives	981	918
Payables for securities purchased	1,027	288
Participating policyholders’ funds	66	63
Short term debt	83	531
Long term debt	1,668	1,726
Federal income taxes payable (includes $226 and $(7) due to (from) Loews Corporation)	216	—
Reinsurance balances payable	2,782	2,980
Other liabilities	2,274	2,231
Separate account business	571	568

Total liabilities	52,603	52,958

Commitments and contingencies (Notes F, G, I and K)
Minority interest	276	275

Stockholders’ equity:
Preferred stock (12,500,000 shares authorized) Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)	750	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 258,177,285 shares issued; and 255,953,958 shares outstanding)	645	645
Additional paid-in capital	1,701	1,701
Retained earnings	6,038	5,572
Accumulated other comprehensive income	742	650
Treasury stock (2,223,327 shares), at cost	(69)	(69)

	9,807	9,249
Notes receivable for the issuance of common stock	(69)	(71)

Total stockholders’ equity	9,738	9,178

Total liabilities and stockholders’ equity	$62,617	$62,411

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months		Six months
Period ended June 30	2005	2004	2005	2004
(In millions, except per share data)		Restated		Restated
		See Note Q		See Note Q

Revenues
Net earned premiums	$1,912	$2,106	$3,811	$4,274
Net investment income	439	381	845	856
Realized investment gains (losses), net of participating policyholders’ and minority interests	26	105	7	(353)
Other revenues	193	72	271	154

Total revenues	2,570	2,664	4,934	4,931

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,581	1,620	3,015	3,258
Amortization of deferred acquisition costs	374	307	752	740
Other operating expenses	251	375	525	707
Interest	30	31	67	66

Total claims, benefits and expenses	2,236	2,333	4,359	4,771

Income before income tax and minority interest	334	331	575	160
Income tax (expense) benefit	(48)	(31)	(104)	22
Minority interest	2	(7)	(5)	(13)

Net income	$288	$293	$466	$169

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share available to common stockholders	$1.06	$1.08	$1.69	$0.53

Weighted average outstanding common stock and common stock equivalents	256.0	255.9	256.0	255.9

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2005	2004
(In millions)		Restated
		See Note Q

Cash Flows from Operating Activities
Net income	$466	$169
Adjustments to reconcile net income to net cash flows provided by operating activities:
Change in bad debt expense (recovery) for insurance and reinsurance receivables	43	(57)
Minority interest	5	13
Deferred income tax provision	(120)	(14)
Realized investment gains/losses, net of participating policyholders’ and minority interests	(7)	353
Equity method income	(116)	(107)
Amortization of bond (discount) premium	(55)	1
Depreciation	28	36
Changes in:
Receivables, net	1,298	(986)
Deferred acquisition costs	20	118
Accrued investment income	6	(32)
Federal income taxes payable/recoverable	216	511
Prepaid reinsurance premiums	162	73
Reinsurance balances payable	(198)	(203)
Insurance reserves	(718)	957
Other, net	(215)	(145)
Net purchases of trading securities	29	(4)

Total adjustments	378	514

Net cash flows provided by operating activities	844	683

Cash Flows from Investing Activities
Purchases of fixed maturity securities	(34,087)	(31,300)
Proceeds from fixed maturity securities:
Sales	30,877	23,439
Maturities, calls and redemptions	2,159	2,751
Purchases of equity securities	(182)	(112)
Proceeds from sales of equity securities	150	309
Change in short-term investments	626	3,941
Change in collateral on loaned securities and derivatives	63	(219)
Change in other investments	36	63
Purchases of property and equipment	(17)	(24)
Dispositions	12	631
Other, net	(1)	(21)

Net cash flows used by investing activities	(364)	(542)

Cash Flows from Financing Activities
Principal payments on debt	(507)	(536)
Proceeds from issuance of surplus notes	—	346
Returns and deposits of policyholder account balances on investment contracts	—	10
Other	2	3

Net cash flows used by financing activities	(505)	(177)

Net change in cash	(25)	(36)
Cash, beginning of period	95	139

Cash, end of period	$70	$103

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	$72	$57
Federal income taxes	1	(540)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNAF as of June 30, 2005.
The Company’s individual life insurance business, including its previously wholly owned subsidiary Valley Forge Life Insurance Company (VFL), was sold on April 30, 2004 to Swiss Re Life & Health America, Inc. (Swiss Re). The results of the individual life insurance business sold through the date of sale are included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2004. See Note N for further information.
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
The interim financial data as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note B. Earnings Per Share
Earnings per share available to common stockholders is based on weighted-average outstanding shares. Basic and diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding for the period. The weighted average number of shares outstanding for computing basic and diluted earnings per share was 256.0 million for the three and six months ended June 30, 2005 and 255.9 million for the three and six months ended June 30, 2004.
The Series H Cumulative Preferred Stock Issue (Series H Issue) is held by Loews and accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of June 30, 2005, the Company had $162 million of undeclared but accumulated dividends. The Series H Issue dividend amounts for the three and six months ended June 30, 2005 and 2004 have been subtracted from Net Income to determine net income available to common stockholders.
Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2005 and 2004, approximately one million shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the exercise price of these options was greater than the average market price of CNA common stock. The computation of earnings per share was as follows.
Earnings Per Share

Period ended June 30	Three Months		Six Months
(In millions, except per share amounts)	2005	2004	2005	2004

Net income	$288	$293	$466	$169
Less: undeclared preferred stock dividend	(18)	(16)	(35)	(32)

Net income available to common stockholders	$270	$277	$431	$137

Weighted average outstanding common stock and common stock equivalents	256.0	255.9	256.0	255.9
Effect of dilutive securities, employee stock options	—	—	—	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	256.0	255.9	256.0	255.9

Basic and diluted earnings per share available to common stockholders	$1.06	$1.08	$1.69	$0.53

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
Pro Forma Effect of SFAS 123 on Net Income and Earnings Per Share

Period ended June 30	Three Months		Six Months
(In millions, except per share amounts)	2005	2004	2005	2004

Net income available to common stockholders	$270	$277	$431	$137

Less: Total stock-based compensation cost determined under the fair value method, net of tax	—	—	(1)	(1)

Pro forma net income available to common stockholders	$270	$277	$430	$136

Basic and diluted earnings per share, as reported	$1.06	$1.08	$1.69	$0.53

Basic and diluted earnings per share, pro forma	$1.06	$1.08	$1.69	$0.53

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note C. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Period ended June 30	Three Months		Six Months
(In millions)	2005	2004	2005	2004

Fixed maturity securities	$410	$386	$774	$793
Short term investments	29	9	61	25
Limited partnerships	38	30	117	105
Equity securities	8	4	12	8
Income (loss) from trading portfolio (a)	14	14	(16)	34
Interest on funds withheld and other deposits	(50)	(55)	(89)	(103)
Other	4	1	11	11

Gross investment income	453	389	870	873
Investment expense	(14)	(8)	(25)	(17)

Net investment income	$439	$381	$845	$856

(a) The change in net unrealized gains (losses) on trading securities, included in net investment income, was $1 million and $(7) million for the three and six months ended June 30, 2005 and $(2) million and $2 million for the three and six months ended June 30, 2004.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The components of realized investment results for available-for-sale securities are presented in the following table.
Realized Investment Gains (Losses)

Period ended June 30	Three Months		Six Months
(In millions)	2005	2004	2005	2004

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$14	$(1)	$(12)	$9
Corporate and other taxable bonds	(24)	27	(45)	33
Tax-exempt bonds	27	(92)	34	(19)
Asset-backed bonds	4	(4)	11	35
Redeemable preferred stock	—	3	10	5

Total fixed maturity securities	21	(67)	(2)	63
Equity securities	25	166	39	177
Derivative securities	(23)	49	(19)	17
Other, including disposition of businesses net of participating policyholders’ interest	4	(39)	(13)	(604)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	27	109	5	(347)
Allocated to participating policyholders’ and minority interest	(1)	(4)	2	(6)

Realized investment gains (losses)	$26	$105	$7	$(353)

Realized investment gains were $26 million and $105 million for the three months ended June 30, 2005 and 2004. The decline in realized gains was primarily driven by decreased gains in equity securities and unfavorable results in derivative securities, partially offset by favorable results from fixed maturity securities. The second quarter of 2004 included a $162 million pretax gain on the disposition of the Company’s equity holdings of Canary Wharf Group PLC (Canary Wharf), a London-based real estate investment. Impairment losses of $22 million were recorded for the three months ended June 30, 2005, including an impairment loss of $21 million related to loans made under a credit facility to a national contractor. See Note O for further details. For the second quarter of 2004, there were no impairment losses.
Realized investment gains were $7 million for the six months ended June 30, 2005 as compared to realized investment losses of $353 million for the six months ended June 30, 2004. The increase in the pretax realized investment results was due primarily to a $622 million pretax loss on the sale of the individual life insurance business recorded in 2004. This improvement was partially offset by reduced gains for equity securities, which was largely attributable to the 2004 gain of $162 million on the disposition of Canary Wharf. Impairment losses of $54 million were recorded for the six months ended June 30, 2005 across various sectors, including an impairment loss of $34 million related to loans made under a credit facility to a national contractor. See Note O for further details. For the first six months of 2004, there were no impairment losses.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note D. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments follows.
Derivative Financial Instruments Recognized Gains (Losses)

Period ended June 30	Three Months		Six Months
(In millions)	2005	2004	2005	2004

General account
Swaps	$(23)	$22	$(20)	$23
Futures purchased	7	15	(26)	28
Futures sold, not yet purchased	—	24	—	(6)
Forwards	—	(1)	1	1
Forwards sold, not yet purchased	—	3	—	5
Commitments to purchase government and municipal securities	—	—	—	(12)
Equity warrants	—	—	—	1
Options purchased	(1)	—	(1)	—
Options written	—	—	1	2
Collateralized debt obligation liabilities	—	2	—	4
Options embedded in convertible debt securities	(15)	43	(27)	15

Total	$(32)	$108	$(72)	$61

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
Derivative Financial Instruments

	Contractual/	Estimated	Estimated
June 30, 2005	Notional	Fair Value	Fair Value
(In millions)	Amount	Asset	(Liability)

General account
Swaps	$2,838	$—	$(21)
Futures purchased	1,309	—	(7)
Futures sold, not yet purchased	772	—	—
Forwards purchased	41	—	(1)
Forwards sold, not yet purchased	36	2	—
Commitments to purchase government and municipal securities	72	1	—
Equity warrants	6	2	—
Options purchased	124	—	—
Options written	124	—	(1)
Options embedded in convertible debt securities	358	118	—

Total	$5,680	$123	$(30)

Separate accounts
Options written	$8	$—	$—

Total	$8	$—	$—

	Contractual/	Estimated	Estimated
December 31, 2004	Notional	Fair Value	Fair Value
(In millions)	Amount	Asset	(Liability)

General account
Swaps	$489	$—	$(8)
Futures purchased	1,230	—	(1)
Futures sold, not yet purchased	124	—	—
Forwards purchased	139	1	—
Forwards sold, not yet purchased	9	—	—
Commitments to purchase government and municipal securities	25	—	—
Equity warrants	11	1	—
Options purchased	103	1	—
Options written	102	—	—
Options embedded in convertible debt securities	701	234	—

Total	$2,933	$237	$(9)

Separate accounts
Options written	$9	$—	$—

Total	$9	$—	$—

Options embedded in convertible debt securities are classified as fixed maturity securities in the Condensed Consolidated Balance Sheets, consistent with the host instruments.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The change in fair value for derivatives with no hedge designation that are associated with the indexed group annuity contracts are reflected in the income (loss) from trading portfolio within Net Investment Income.
Note E. Income Taxes
CNA and its eligible subsidiaries (CNA Tax Group) are included in the consolidated Federal income tax return of Loews and its eligible subsidiaries.
In October of 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (AJCA). AJCA introduces a special one-time dividends received deduction of 85% for the repatriation of certain foreign earnings. A number of companies are requesting that Congress or the Treasury Department continue to provide additional clarifying language on key elements of the repatriation provision. Should Loews, upon consideration of any such potential clarifying language, ultimately elect to apply the repatriation provision of the AJCA, the CNA Tax Group does not expect that the impact of such an election would be material to its results of operations or equity.
The Loews consolidated Federal income tax returns have been settled with the Internal Revenue Service (IRS) through 2001 as the tax returns for 1998-2001, including related carryback claims and prior claims for refund, were approved by the Joint Committee on Taxation in the second quarter of 2005. As a result, the Company has recorded a Federal income tax benefit of $36 million and net refund interest of $79 million, net of tax, in the second quarter of 2005. The tax benefit relates primarily to the release of Federal income tax reserves.
At June 30, 2005, the Company has recorded a payable to Loews in the amount of $37 million related to the net tax deficiency for the 1998-2001 tax returns and a receivable from Loews of $121 million related to net refund interest. The net refund interest is included in Other Revenues on the Condensed Consolidated Statements of Operations and is reflected in the Corporate and Other Non-Core segment. The receivable from Loews is included in Other Assets on the Condensed Consolidated Balance Sheet.
The Federal income tax returns for 2002 through 2004 are currently under examination by the IRS. The Company believes the outcome of this examination will not have a material effect on the financial condition or results of operations of the Company.
Note F. Legal Proceedings and Contingent Liabilities
Global Crossing Limited Litigation
CCC has been named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (Global Crossing) in the United States Bankruptcy Court for the Southern District of New York. In the Complaint, served on CCC on May 24, 2005, plaintiff seeks unspecified monetary damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global Crossing while CCC was a shareholder of Global Crossing. CCC believes it has meritorious defenses to this action and intends to defend the case vigorously.
Numerous unresolved factual and legal issues remain that are critical to the final result, the outcome of which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known in the opinion of management an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
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
Numerous unresolved factual and legal issues remain that are critical to the final result, the outcome of which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known in the opinion of management, an unfavorable outcome would not materially adversely affect the equity of the Company, although results of operations may be adversely affected.
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
Numerous unresolved factual and legal issues remain that are critical to the final result, the outcome of which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known in the opinion of management an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company. Catastrophe losses were $5 million for the three months ended June 30, 2005 and 2004 and $6 million and $13 million for the six months ended June 30, 2005 and 2004.
Claim and claim adjustment expense reserves are presented net of amounts due from insureds related to losses under high deductible policies. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts for insurance receivables.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following tables summarize the gross and net carried reserves as of June 30, 2005 and December 31, 2004.
June 30, 2005

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves			Life and	Corporate
	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total

Gross Case Reserves	$6,720	$1,765	$2,753	$3,562	$14,800
Gross IBNR Reserves	7,451	3,231	839	4,477	15,998

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,171	$4,996	$3,592	$8,039	$30,798

Net Case Reserves	$4,406	$1,178	$1,420	$1,537	$8,541
Net IBNR Reserves	5,157	2,268	415	1,786	9,626

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,563	$3,446	$1,835	$3,323	$18,167

December 31, 2004

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves			Life and	Corporate
	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total

Gross Case Reserves	$6,904	$1,659	$2,800	$3,806	$15,169
Gross IBNR Reserves	7,398	3,201	880	4,875	16,354

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,302	$4,860	$3,680	$8,681	$31,523

Net Case Reserves	$4,761	$1,191	$1,394	$1,588	$8,934
Net IBNR Reserves	4,547	2,042	430	1,691	8,710

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,308	$3,233	$1,824	$3,279	$17,644

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
With respect to other court cases and how they might affect the Company’s reserves and reasonably possible losses, the following should be noted: State and federal courts issue numerous decisions each year, which potentially impact losses and reserves in both a favorable and unfavorable manner. Examples of favorable developments include decisions to allocate defense and indemnity payments in a manner so as to limit carriers’ obligations to damages taking place during the effective dates of their policies; decisions holding that injuries occurring after asbestos operations are completed are subject to the completed operations aggregate limits of the policies; and decisions ruling that carriers’ loss control inspections of their insured’s premises do not give rise to a duty to warn third parties to the dangers of asbestos.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.
Asbestos and Environmental Pollution and Mass Tort Reserves

	June 30, 2005		December 31, 2004
		Environmental		Environmental
		Pollution and		Pollution and
(In millions)	Asbestos	Mass Tort	Asbestos	Mass Tort

Gross reserves	$3,132	$663	$3,218	$755
Ceded reserves	(1,512)	(234)	(1,532)	(258)

Net reserves	$1,620	$429	$1,686	$497

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
As of June 30, 2005 and December 31, 2004, CNA carried approximately $1,620 million and $1,686 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $7 million and $40 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2005 and 2004. The unfavorable net prior year development for the six months ended June 30, 2004 was primarily related to a commutation. The Company paid asbestos-related claims, net of reinsurance recoveries, of $73 million and $66 million for the six months ended June 30, 2005 and 2004.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (Keasbey) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling was affirmed on March 31, 2005 by Appellate Division, First Department. The trial in the Keasbey coverage action is currently underway. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether the Company’s responsibilities extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) and the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. (Burns & Roe). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The parties in the litigation are seeking a declaration of the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. The litigation has been stayed since May 14, 2003 pending resolution of the bankruptcy proceedings. With respect to the Burns & Roe litigation and the pending bankruptcy proceeding, numerous unresolved factual and legal issues will impact the ultimate exposure to the Company. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; (i) and the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 78,190 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by the Company. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by the Company contain aggregate limits of liability; (b) whether the Company’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of the Company’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by the Company for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Suits have also been initiated directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 75 Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio, filed on June 12, 2003); Peplowski v. ACE American Ins. Co., et al. (U.S. D. C. N.D. Ohio, filed on April 1, 2004)) and Cross v. Garlock, Inc. et. al (Trumball County, Ohio, filed on September 1, 2004)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no likewise basis for spoliation, conspiracy and concert of action claims. That ruling was recently affirmed on appeal. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (e) the existence of hundreds of co-defendants in some of the suits and the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Similar lawsuits were filed in Texas beginning in 2002, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos and that Texas statutes precluded liability for such claims, and the Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. Recently, a different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 23, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against their policyholders. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflects two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005 and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint greatly expands the scope of the action against the insurers, including CCC. Under the recently filed Amended Complaint, the defendant insurers, including CCC have now been sued for alleged violations of the UTPA in connection with handling and resolving asbestos claims against all their insureds which have had asbestos personal injury or wrongful death claims asserted against them in the West Virginia courts. Recently, CCC, along with other insurer defendants, filed a notice to remove the Adams Amended Complaint to Federal court. Adams v. Ins. Co. of North America (INA) et al. (S.D. W. Va. No. 2:05-CV-0527). The petition for removal to Federal court remains pending. Numerous factual and legal issues remain to be resolved that are critical to the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to the Company’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; and (g) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA’s business, insurer financial strength and debt ratings, results of operations and/or equity.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
As of June 30, 2005 and December 31, 2004, CNA carried approximately $429 million and $497 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $3 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the six months ended June 30, 2005. No development was recorded for the six months ended June 30, 2004. The Company recorded $10 million and $6 million of current accident year losses related to mass tort for the six months ended June 30, 2005 and 2004. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $80 million and $59 million for the six months ended June 30, 2005 and 2004.
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
In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and that continued at a far lesser rate in 2004 and for the first half of 2005. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede the Company’s ability to estimate its ultimate liability for such claims.
Net Prior Year Development
Unfavorable net prior year development of $160 million was recorded for the six months ended June 30, 2005. This amount consisted of $295 million of unfavorable claim and allocated claim adjustment expense reserve development and $135 million of favorable premium development. Unfavorable net prior year development of $142 million was recorded for the six months ended June 30, 2004. This amount consisted of $251 million of unfavorable claim and allocated claim adjustment expense reserve development and $109 million of favorable premium development.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
For the six months ended June 30, 2005, the Company recorded unfavorable net prior year development of $18 million related to the corporate aggregate reinsurance treaties, consisting of $14 million of unfavorable development in Standard Lines, $6 million of favorable development in Specialty Lines and $10 million of unfavorable development in Corporate and Other Non-Core.
The following includes the net prior year development recorded for the Standard Lines, Specialty Lines and Corporate and Other Non-Core segments. Favorable net prior year development of $42 million was recorded in the Life and Group Non-Core segment for the six months ended June 30, 2005 and unfavorable net prior year development of $15 million was recorded for the six months ended June 30, 2004.

Net Prior Year Development
			Corporate
For the six months ended June 30, 2005	Standard	Specialty	and Other
(In millions)	Lines	Lines	Non-Core	Total

Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:

Core (Non-APMT)	$165	$63	$58	$286
APMT	—	—	10	10

Total	165	63	68	296
Ceded losses related to corporate aggregate reinsurance treaties	19	(25)	6	—

Pretax unfavorable net prior year development before impact of premium development	184	38	74	296

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(107)	(15)	10	(112)
Ceded premiums related to corporate aggregate reinsurance treaties	(5)	19	4	18

Total premium development	(112)	4	14	(94)

Total unfavorable net prior year development (pretax)	$72	$42	$88	$202

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Net Prior Year Development
			Corporate
For the six months ended June 30, 2004	Standard	Specialty	and Other
(In millions)	Lines	Lines	Non-Core	Total

Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:

Core (Non-APMT)	$113	$74	$9	$196
APMT	—	—	40	40

Pretax unfavorable net prior year development before impact of premium development	113	74	49	236

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(108)	(14)	10	(112)
Ceded premiums related to corporate aggregate reinsurance treaties	2	—	1	3

Total premium development	(106)	(14)	11	(109)

Total unfavorable net prior year development (pretax)	$7	$60	$60	$127

Standard Lines
Unfavorable net prior year development of $72 million was recorded for the six months ended June 30, 2005. This amount consisted of $184 million of unfavorable claim and allocated claim adjustment expense development and $112 million of favorable premium development. Unfavorable net prior year development of $7 million was recorded for the six months ended June 30, 2004. This amount consisted of $113 million of unfavorable claim and allocated claim adjustment expense reserve development and $106 million of favorable premium development.
Approximately $108 million of unfavorable net prior year claim and allocated claim expense development resulted from increased severity trends for workers compensation, primarily in accident year 2002 and prior. Approximately $112 million of favorable net prior year claim and allocated claim expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004. Approximately $90 million of unfavorable net prior year claim and allocated claim adjustment expense development and $83 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties. Approximately $51 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to increased severity in liability coverages for large account policies.
Favorable net prior year premium development was recorded as a result of additional premium resulting from audits and endorsements on recent policies.
Additionally, there was $19 million of unfavorable net prior year claim and allocated claim adjustment expense development and $5 million of favorable premium development related to the corporate aggregate reinsurance treaties in the first half of 2005.
The following discusses net prior year development for Standard Lines recorded for the six months ended June 30, 2004.
In the second quarter of 2004, the Company finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.
Additionally, approximately $75 million of unfavorable net prior year claim and allocated claim adjustment expense development recorded in the second quarter of 2004 resulted from increased severity trends for workers compensation on large account policies primarily in accident years 2002 and prior. Favorable premium development on retrospectively rated large account policies of $25 million was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense development. Also, favorable net prior year premium development of approximately $60 million resulted primarily from higher audit and endorsement premiums on workers compensation and general liability policies. Approximately $30 million of the unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to the higher audit and endorsement premium.
Specialty Lines
Unfavorable net prior year development of $42 million was recorded for the six months ended June 30, 2005. This amount consisted of $38 million of unfavorable claim and allocated claim adjustment expense development and $4 million of unfavorable premium development. Unfavorable net prior year development of $60 million was recorded for the six months ended June 30, 2004. This amount consisted of $74 million of unfavorable claim and allocated claim adjustment expense reserve development and $14 million of favorable premium development.
Approximately $60 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Favorable net prior year premium development of approximately $10 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense development.
Approximately $27 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to large directors and officers (D&O) claims assumed from a London syndicate, primarily in accident years 2001 and prior. Approximately $40 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded due to large claims resulting from excess coverages provided to health care facilities.
Approximately $37 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to other large D&O claims partially decreased by favorable net prior year claim and allocated claim expense development as a result of favorable experience in the warranty line of business.
Additionally, there was approximately $25 million of favorable net prior year claim and allocated claim adjustment expense development and $19 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in the first half of 2005.
The following discusses net prior year development for Specialty Lines recorded for the six months ended June 30, 2004.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Corporate and Other Non-Core
Unfavorable net prior year development of $88 million, including $74 million of unfavorable claim and allocated claim adjustment expense development and $14 million of unfavorable premium development, was recorded for the six months ended June 30, 2005. Unfavorable net prior year development of $60 million was recorded for the six months ended June 30, 2004. This amount consisted of $49 million of unfavorable claim and allocated claim adjustment expense reserve development and $11 million of unfavorable premium development.
Approximately $56 million of unfavorable claim and allocated claim adjustment expense development was a result of a commutation recorded in the second quarter of 2005. Approximately $6 million of unfavorable claim and allocated claim adjustment expense development was related to the corporate aggregate reinsurance treaties. The unfavorable premium development was driven by $10 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $4 million of additional premium ceded to the corporate aggregate reinsurance treaties.
The net prior year development recorded for the six months ended June 30, 2004 related to commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable net prior year development partially offset by a release of a previously established allowance for uncollectible reinsurance.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note H. Reinsurance
CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company. Therefore, an exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under reinsurance agreements.
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
The following table summarizes the amounts receivable from reinsurers at June 30, 2005 and December 31, 2004.

Components of reinsurance receivables	June 30, 2005	December 31, 2004
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$12,631	$13,879
Ceded future policy benefits	1,224	1,260
Ceded policyholders’ funds	61	65
Billed reinsurance receivables	606	684

Reinsurance receivables	14,522	15,888
Allowance for uncollectible reinsurance	(551)	(546)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$13,971	$15,342

The Company has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $551 million and $546 million at June 30, 2005 and December 31, 2004. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” in the Condensed Consolidated Statements of Operations.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

Three months ended June 30
(In millions)	Direct	Assumed	Ceded	Net

2005
Property and casualty	$2,530	$1	$824	$1,707
Accident and health	252	10	57	205
Life	37	—	37	—

Total earned premiums	$2,819	$11	$918	$1,912

2004
Property and casualty	$2,750	$49	$895	$1,904
Accident and health	316	10	136	190
Life	83	—	71	12

Total earned premiums	$3,149	$59	$1,102	$2,106

Six months ended June 30
(In millions)	Direct	Assumed	Ceded	Net

2005
Property and casualty	$5,052	$59	$1,670	$3,441
Accident and health	560	24	215	369
Life	82	—	81	1

Total earned premiums	$5,694	$83	$1,966	$3,811

2004
Property and casualty	$5,393	$127	$1,758	$3,762
Accident and health	659	26	291	394
Life	323	—	205	118

Total earned premiums	$6,375	$153	$2,254	$4,274

Life premiums are primarily from long duration contracts; property and casualty premiums and accident and health premiums are primarily from short duration contracts.
Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Reinsurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits, may require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite products, the Company assesses risk transfer for each contract generally by developing quantitative analyses at contract inception which measure the present value of reinsurer losses as compared to the present value of the related premium. In 2003, the Company discontinued purchases and sales of such contracts.
Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by the Company are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. The Company primarily

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
records these deposits as either reinsurance receivables or other assets for ceded recoverables and reinsurance balances payable or other liabilities for assumed liabilities.
Funds Withheld Reinsurance Arrangements
The Company’s overall reinsurance program includes certain finite property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail below, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash are recorded as funds withheld liabilities. The Company is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in Reinsurance Balances Payable in the Condensed Consolidated Balance Sheets.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table summarizes the pretax impact of the Company’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties discussed in further detail below.

Three months ended June 30
(In millions)	Aggregate Cover	CCC Cover	All Other	Total

2005
Ceded earned premium	$(6)	$—	$3	$(3)
Ceded claim and claim adjustment expense	—	—	2	2
Ceding commissions	—	—	3	3
Interest charges	(18)	(16)	(12)	(46)

Pretax benefit (expense)	$(24)	$(16)	$(4)	$(44)

2004
Ceded earned premium	$(3)	$—	$6	$3
Ceded claim and claim adjustment expense	—	—	(12)	(12)
Ceding commissions	—	—	—	—
Interest charges	(22)	(11)	(17)	(50)

Pretax benefit (expense)	$(25)	$(11)	$(23)	$(59)

Six months ended June 30
(In millions)	Aggregate Cover	CCC Cover	All Other	Total

2005
Ceded earned premium	$(18)	$—	$65	$47
Ceded claim and claim adjustment expense	—	—	(67)	(67)
Ceding commissions	—	—	(30)	(30)
Interest charges	(42)	(32)	(10)	(84)

Pretax benefit (expense)	$(60)	$(32)	$(42)	$(134)

2004
Ceded earned premium	$(3)	$—	$8	$5
Ceded claim and claim adjustment expense	—	—	(17)	(17)
Ceding commissions	—	—	3	3
Interest charges	(42)	(22)	(33)	(97)

Pretax benefit (expense)	$(45)	$(22)	$(39)	$(106)

Included in “All Other” above for the six months ended June 30, 2005 is approximately $24 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact of $10 million pretax expense for the six months ended June 30, 2005.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The pretax impact by operating segment of the Company’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties was as follows:

Period ended June 30	Three Months		Six Months
(In millions)	2005	2004	2005	2004

Standard Lines	$(30)	$(43)	$(96)	$(80)
Specialty Lines	—	(2)	(7)	(4)
Corporate and Other	(14)	(14)	(31)	(22)

Pretax benefit (expense)	$(44)	$(59)	$(134)	$(106)

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $2,306 million and $2,564 million at June 30, 2005 and December 31, 2004. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
On July 12, 2005, CNA received arbitration notices from several insurance affiliates of Hannover Reinsurance Group (Hannover) related to the Aggregate Cover and two additional finite reinsurance treaties written by Hannover. Among the contract interpretation issues in dispute are the allocation of losses to accident year under the first section of the Aggregate Cover, the timing of deductions from the funds withheld account for all of the treaties, the timing of deductions from a reserve account for one of the treaties, and coverage for certain self-insured obligations under one of the treaties. The Company intends to vigorously defend its interpretation of the contracts. If these matters are decided through arbitration and Hannover’s position on all issues were to be sustained, the Company estimates that it would incur additional ceded premium and interest charges of $50 million to $70 million after-tax.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note I. Debt
Debt is composed of the following obligations.
Debt

	June 30,	December 31,
(In millions)	2005	2004

Variable rate debt:
Credit facility — CNA Surety, due September 30, 2005	$25	$25
Term loan — CNA Surety, due through September 30, 2005	5	10
Debenture, CNA Surety, face amount of $31, due April 29, 2034	30	30
Senior notes:
6.500%, face amount of $493, due April 15, 2005	—	493
6.750%, face amount of $250, due November 15, 2006	249	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	69
5.850%, face amount of $549, due December 15, 2014	546	546
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, CNAF, 7.250%, face amount of $243, due November 15, 2023	241	241

Other debt, 1.000%-6.850%, due through 2019	39	47

Surplus Note:
Encompass Insurance Company of America (EICA) Surplus Note, face amount of $50, due March 31, 2006	50	50

Total debt	$1,751	$2,257

Short term debt	$83	$531
Long term debt	1,668	1,726

Total debt	$1,751	$2,257

The Company retired its $493 million 6.5% senior notes on April 15, 2005.
In May of 2004, CNA Surety, a 63% owned and consolidated subsidiary of CNA, issued privately, through a wholly-owned trust, $30 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a thirty-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (Issuer Trust). The sole asset of the Issuer Trust consists of a $31 million junior subordinated debenture issued by CNA Surety to the Issuer Trust. The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of June 30, 2005, the interest rate on the junior subordinated debenture was 6.64%.
In September of 2003, CNA Surety entered into a $50 million credit agreement, which consisted of a $30 million two-year revolving credit facility and a $20 million two-year term loan, with semi-annual principal payments of $5 million. The credit agreement is an amendment to a $65 million credit agreement, extending the revolving loan termination date from September 30, 2003 to September 30, 2005. The new revolving credit facility was fully utilized at inception. During the first half of 2005, CNA Surety reduced the outstanding borrowings under the term loan by $5 million.
CNA Surety pays a facility fee of 35.0 basis points on the revolving credit portion of the facility, interest at LIBOR plus 90.0 basis points, and for utilization greater than 50% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At June 30, 2005, the weighted-average interest rate on the $30 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees, was 4.32%. Effective January 30, 2003, CNA Surety entered into a swap

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
agreement on the term loan portion of the agreement which uses the 3-month LIBOR to determine the swap increment. As a result, the effective interest rate on the $5 million in outstanding borrowings on the term loan was 2.75% at June 30, 2005. On the $25 million revolving credit agreement, the effective interest rate at June 30, 2005 was 4.63%.
The combined aggregate maturities for debt at June 30, 2005 are presented in the following table.
Maturity of Debt

(In millions)

2005	$32
2006	303
2007	11
2008	353
2009	3
Thereafter	1,059
Less original issue discount	(10)

Total	$1,751

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note J. Benefit Plans
Pension and Postretirement Healthcare and Life Insurance Benefit Plans
CNAF and certain subsidiaries sponsor noncontributory pension plans typically covering full-time employees age 21 or over who have completed at least one year of service. Effective January 1, 2000, the CNA Retirement Plan was closed to new participants; instead, retirement benefits are provided to these employees under the Company’s savings plans. While the terms of the pension plans vary, benefits are generally based on years of credited service and the employee’s highest 60 consecutive months of compensation. CNA uses December 31 as the measurement date for the majority of its plans.
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
The components of net periodic benefit costs are presented in the following table.
Net Periodic Benefit Costs

Period ended June 30	Three Months		Six Months
(In millions)	2005	2004	2005	2004

Pension Benefits
Service cost	$5	$15	$14	$24
Interest cost on projected benefit obligation	36	77	72	121
Expected return on plan assets	(39)	(82)	(77)	(127)
Prior service cost amortization	—	1	1	2
Actuarial loss	4	3	11	10

Net periodic pension cost	$6	$14	$21	$30

Postretirement benefits
Service cost	$1	$2	$1	$4
Interest cost on projected benefit obligation	2	13	5	19
Prior service cost amortization	(7)	(12)	(14)	(17)
Actuarial loss	1	1	2	3

Net periodic postretirement cost (benefit)	$(3)	$4	$(6)	$9

At December 31, 2004, CNA expected to contribute $7 million to its pension plans and $14 million to its postretirement healthcare and life insurance benefit plans in 2005. As of June 30, 2005, $5 million of contributions have been made to its pension plans and $7 million to its postretirement healthcare and life insurance benefit plans. CNA plans to contribute an additional $2 million to its pension plans and $7 million to its postretirement healthcare and life insurance benefit plans during the remainder of 2005.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note K. Commitments, Contingencies and Guarantees
Commitments and Contingencies
In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of June 30, 2005 and December 31, 2004, there were approximately $36 million and $47 million of outstanding letters of credit.
The Company is obligated to make future payments totaling $268 million for non-cancelable operating leases expiring from 2005 through 2015 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $33 million in 2005; $55 million in 2006; $47 million in 2007; $39 million in 2008; $29 million in 2009; and $65 million in 2010 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $29 million. Estimated future minimum payments under these contracts are as follows: $8 million in 2005; $15 million in 2006; and $6 million in 2007.
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
As of June 30, 2005 and December 31, 2004, the Company had committed approximately $97 million and $104 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of June 30, 2005, the Company had commitments to purchase $50 million and sell $28 million of various bank loan participations.
In the normal course of investing activities, CCC had committed approximately $51 million as of June 30, 2005 and December 31, 2004 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.
CNAF’s $750 million Series H Cumulative Preferred Issue (Series H Issue) preferred stock, accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of June 30, 2005, the Company had $162 million of undeclared but accumulated dividends. Loews owns 100% of the Series H Issue preferred stock.
Guarantees
CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees are approximately $7 million at June 30, 2005.
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at June 30, 2005 that the Company could be required to pay under this guarantee are approximately $270 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.
CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $6 million at June 30, 2005.
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2005, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $956 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2005, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. The Company recorded approximately $21 million of other liabilities related to these indemnification agreements as of June 30, 2005 and December 31, 2004.
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
Comprehensive Income (Loss)

Period ended June 30	Three Months		Six Months
(In millions)	2005	2004	2005	2004

Net income	$288	$293	$466	$169

Other comprehensive income (loss):
Net change in unrealized gains/losses on general account investments, net of tax benefit (expense) of $(221), $459, $(59) and $397	411	(854)	111	(739)
Net change in unrealized gains/losses on separate accounts and other, net of tax benefit (expense) of $3, $7, $0 and $20	7	(4)	(1)	(54)
Foreign currency translation adjustment	(12)	(29)	(18)	(13)
Allocation to participating policyholders’ and minority interests	(10)	15	—	17

Other comprehensive income (loss), net of tax benefit (expense) of $(218), $466, $(59) and $417	396	(872)	92	(789)

Total comprehensive income (loss)	$684	$(579)	$558	$(620)

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the three months ended				Corporate
June 30, 2005	Standard	Specialty	Life and Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Net earned premiums	$1,084	$630	$204	$(3)	$(3)	$1,912
Net investment income	171	67	146	55	—	439
Other revenues	27	29	25	128	(16)	193

Total operating revenues	1,282	726	375	180	(19)	2,544

Claims, benefits and expenses:
Net incurred claims and benefits	772	435	284	80	—	1,571
Policyholders’ dividends	8	1	—	1	—	10
Amortization of deferred acquisition costs	237	132	6	(1)	—	374
Other insurance related expenses	103	24	71	—	(3)	195
Other operating expenses	33	25	16	28	(16)	86

Total claims, benefits and expenses	1,153	617	377	108	(19)	2,236

Operating income (loss) before income tax and minority interest	129	109	(2)	72	—	308
Income tax (expense) benefit on operating income (loss)	(27)	(32)	7	14	—	(38)
Minority interest	(2)	4	—	—	—	2

Net operating income	100	81	5	86	—	272

Realized investment gains (losses), net of participating policyholders’ and minority interests	25	8	(1)	(6)	—	26

Income tax (expense) benefit on realized investment gains (losses)	(8)	(3)	—	1	—	(10)

Net income	$117	$86	$4	$81	$—	$288

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the three months ended				Corporate
June 30, 2004	Standard	Specialty	Life and Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Net earned premiums	$1,315	$567	$202	$26	$(4)	$2,106
Net investment income	119	59	142	61	—	381
Other revenues	30	32	26	9	(25)	72

Total operating revenues	1,464	658	370	96	(29)	2,559

Claims, benefits and expenses:
Net incurred claims and benefits	927	364	329	17	—	1,637
Policyholders’ dividends	(15)	1	(3)	—	—	(17)
Amortization of deferred acquisition costs	202	134	(36)	7	—	307
Other insurance related expenses	197	11	104	20	(4)	328
Other operating expenses	28	28	20	27	(25)	78

Total claims, benefits and expenses	1,339	538	414	71	(29)	2,333

Operating income (loss) before income tax and minority interest	125	120	(44)	25	—	226
Income tax (expense) benefit on operating income (loss)	(25)	(34)	18	(3)	—	(44)
Minority interest	(2)	(5)	—	—	—	(7)

Net operating income (loss)	98	81	(26)	22	—	175

Realized investment gains (losses), net of participating policyholders’ and minority interests	77	30	(56)	54	—	105
Income tax (expense) benefit on realized investment gains (losses)	(27)	(12)	70	(18)	—	13

Net income (loss)	$148	$99	$(12)	$58	$—	$293

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the six months ended				Corporate
June 30, 2005	Standard	Specialty	Life and Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Net earned premiums	$2,253	$1,203	$370	$(9)	$(6)	$3,811
Net investment income	354	123	252	116	—	845
Other revenues	48	60	58	140	(35)	271

Total operating revenues	2,655	1,386	680	247	(41)	4,927

Claims, benefits, and expenses:
Net incurred claims and benefits	1,602	792	518	90	(2)	3,000
Policyholders’ dividends	12	2	—	1	—	15
Amortization of deferred acquisition costs	476	262	13	1	—	752
Other insurance related expenses	242	48	125	10	(4)	421
Other operating expenses	59	53	30	64	(35)	171

Total claims, benefits and expenses	2,391	1,157	686	166	(41)	4,359

Operating income (loss) before income tax and minority interest	264	229	(6)	81	—	568
Income tax (expense) benefit on operating income (loss)	(59)	(68)	12	16	—	(99)
Minority interest	(4)	(1)	—	—	—	(5)

Net operating income	201	160	6	97	—	464

Realized investment gains (losses), net of participating policyholders’ and minority interests	20	9	(6)	(16)	—	7
Income tax (expense) benefit on realized investment gains (losses)	(11)	(1)	2	5	—	(5)

Net income	$210	$168	$2	$86	$—	$466

As of June 30, 2005
(In millions)

Reinsurance receivables	$4,719	$1,616	$3,128	$5,059	$—	$14,522

Insurance receivables	$1,984	$461	$84	$23	$—	$2,552

Insurance reserves:
Claim and claim adjustment expense	$14,171	$4,996	$3,592	$8,039	$—	$30,798
Unearned premiums	2,045	1,603	173	599	(6)	4,414
Future policy benefits	—	—	6,069	—	—	6,069
Policyholders’ funds	45	—	1,609	—	—	1,654

Deferred acquisition costs	$444	$279	$524	$1	$—	$1,248

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the six months ended				Corporate
June 30, 2004	Standard	Specialty	Life and Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Net earned premiums	$2,573	$1,096	$528	$102	$(25)	$4,274
Net investment income	257	121	348	130	—	856
Other revenues	70	57	60	16	(49)	154

Total operating revenues	2,900	1,274	936	248	(74)	5,284

Claims, benefits and expenses:
Net incurred claims and benefits	1,750	698	736	94	(21)	3,257
Policyholders’ dividends	(6)	3	3	1	—	1
Amortization of deferred acquisition costs	482	216	19	23	—	740
Other insurance related expenses	340	69	157	31	(4)	593
Other operating expenses	59	55	41	74	(49)	180

Total claims, benefits and expenses	2,625	1,041	956	223	(74)	4,771

Operating income (loss) before income tax and minority interest	275	233	(20)	25	—	513
Income tax (expense) benefit on operating income (loss)	(59)	(68)	13	(2)	—	(116)
Minority interest	(4)	(9)	—	—	—	(13)

Net operating income (loss)	212	156	(7)	23	—	384

Realized investment gains (losses), net of participating policyholders’ and minority interests	134	50	(618)	81	—	(353)
Income tax (expense) benefit on realized investment gains (losses)	(46)	(19)	231	(28)	—	138

Net income (loss)	$300	$187	$(394)	$76	$—	$169

As of December 31, 2004
(In millions)

Reinsurance receivables	$5,129	$1,682	$3,284	$5,793	$—	$15,888

Insurance receivables	$2,013	$340	$153	$61	$—	$2,567

Insurance reserves:
Claim and claim adjustment expense	$14,302	$4,860	$3,680	$8,681	$—	$31,523
Unearned premiums	1,978	1,546	164	834	—	4,522
Future policy benefits	—	—	5,883	—	—	5,883
Policyholders’ funds	43	—	1,682	—	—	1,725

Deferred acquisition costs	$444	$285	$537	$2	$—	$1,268

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table provides revenue by line of business for each reportable segment.
Revenue by Line of Business

Period ended June 30	Three Months		Six Months
(In millions)	2005	2004	2005	2004

Standard Lines
Property	$156	$168	$309	$333
Casualty	916	1,135	1,928	2,235
CNA Global	235	238	438	466

Standard Lines revenue	1,307	1,541	2,675	3,034

Specialty Lines
Professional Liability Insurance (CNA Pro)	564	521	1,059	997
Surety	95	88	189	175
Warranty	75	79	147	152

Specialty Lines revenue	734	688	1,395	1,324

Life and Group Non-Core
Life & Annuity	93	33	136	(258)
Health	220	257	449	521
Other	61	24	89	55

Life and Group Non-Core revenue	374	314	674	318

Corporate and Other Non-Core
CNA Re	10	58	26	163
Other	164	92	205	166

Corporate and Other Non-Core revenue	174	150	231	329

Eliminations	(19)	(29)	(41)	(74)

Total revenue	$2,570	$2,664	$4,934	$4,931

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note N. Significant Transactions
Managed Care Holdings Corporation
On March 31, 2005, the Company completed the sale of Managed Care Holdings Corporation, and its subsidiary, Caronia Corporation, to Octagon Risk Services, Incorporated, for approximately $16 million. As a result of the sale, CNA recorded a realized gain of approximately $1 million after-tax. For the three months ended June 30, 2004, the revenue of the business sold was $4 million. The revenues of the business sold were $4 million and $8 million for the six months ended June 30, 2005 and 2004. For the three months ended June 30, 2004, net income was $1 million. Net income was $0.2 million and $2 million for the six months ended June 30, 2005 and 2004. Additionally, the Company’s goodwill decreased $17 million as a result of the sale.
Specialty Medical Business
On January 6, 2005, the Company completed the sale of its specialty medical business to Aetna Inc. The revenues of the business sold were $3 million and $43 million for the three months ended June 30, 2005 and 2004 and $11 million and $77 million for the six months ended June 30, 2005 and 2004. Net income related to this business was $3 million and $4 million for the three months ended June 30, 2005 and 2004 and $6 million and $8 million for the six months ended June 30, 2005 and 2004.
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
Swiss Re assumed assets and liabilities of $6.6 billion and $5.2 billion at April 30, 2004. CNA recorded a realized investment loss of $53 million pretax ($17 million gain after-tax) and $622 million pretax ($389 million after-tax) for the three and six months ended June 30, 2004. An estimated impairment loss was recorded in the first quarter of 2004 in anticipation of the then pending sale. The disproportionate income tax provision on the loss related to the life sale for the three months ended June 30, 2004, arose from a change in estimate related to the estimated tax benefit recorded at March 31, 2004. The change in estimate was due to the completion of a formal study of the final tax basis of VFL. The revenues of the individual life business through the sale date were $(9) million and $151 million for the three and six months ended June 30, 2004. The net results for this business through the sale date were a loss of $14 million and $6 million for the three and six months ended June 30, 2004.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note O. Related Party Transactions
CNA reimburses Loews, or pays directly, approximately $21 million annually for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA.
The CNA Tax Group is included in the consolidated Federal income tax return of Loews and its eligible subsidiaries. For the six months ended June 30, 2005 and 2004, CNA received $16 million and $553 million from Loews related to Federal income taxes.
CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten-year term maturing between October of 2008 and May of 2010; and are secured by the stock purchased. The balance of the loans as of June 30, 2005 exceeds the fair value of the related common stock collateral by $36 million.
CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million. The amendment also provided that CNAF could in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of June 30, 2005 and December 31, 2004, there was $121 million and $99 million of total debt outstanding under the credit facility. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $36 million and $29 million of the loans outstanding as of June 30, 2005 and December 31, 2004.
In connection with the amendment to increase the maximum available line under the credit facility in December of 2004, the term of the loan under the credit facility was extended to March of 2009 and the interest rate was reduced prospectively from 6% over prime rate to 5% per annum, effective as of December 27, 2004, with an additional 3% interest accrual when borrowings under the facility are at or below the original $86 million limit.
Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of June 30, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $11 million and $13 million, respectively.
As of June 30, 2005, the aggregate amount of outstanding principal and accrued interest under the credit facility was $89 million, net of participation by Loews in the amount of $38 million.
The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. As a result of addressing various expenses, operational and strategic issues, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, have been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNA took an impairment charge of $56 million pretax in the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the facility, and further impairment charges with respect to amounts loaned under the credit facility in 2005 of $13 million pretax during the first quarter. Representatives from the Company and CNA Surety met with senior management of the national contractor in June of 2005 to review their actual cash flow through that date, as well as discuss expected future cash flow. Pursuant to those discussions and ongoing monitoring of the status of the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
contractor’s restructuring plan, a deterioration in operations and cash flow was observed. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, the Company and CNA Surety have concluded that the national contractor’s short term cash needs will likely exceed the remaining borrowing capacity under the credit facility. Accordingly, during the second quarter of 2005 the Company took a further impairment charge of $21 million ($13 million after-tax). In light of these circumstances and after consideration of the contractor’s overall performance to date under the restructuring plan, the Company has made a decision not to provide additional liquidity to the national contractor, beyond amounts currently available under the existing credit facility.
Further, CNA Surety established $40 million of estimated initial surety loss reserves in the second quarter of 2005 in anticipation of future loss payments related to the national contractor.
CNA Surety and the Company are currently discussing with senior management of the contractor possible changes to its current operating plan. The impact of such changes, if any, could cause CNA Surety to further increase its loss reserves. If any such reserve additions were taken, CNA Surety would have exposure for the first $20 million and CCC would have all further surety bond exposure through the reinsurance arrangements discussed in more detail below. CNA Surety has advised that it intends to continue to provide surety bonds on behalf of the contractor while it reevaluates the contractor’s restructuring efforts, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure in relation to the contractor. All surety bonds written for the national contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds written on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries. This arrangement underlies the more limited reinsurance coverage discussed below.
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
Renewals of both excess of loss contracts were effective January 1, 2005. In June of 2005, both contracts were amended, under which all bonds written for the national contractor are reinsured by CCC under an excess of $60 million treaty and other CNA Surety accounts are covered by a separate $50 million excess of $100 million treaty.
CCC and CNA Surety continue to engage in periodic discussions with insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to apprise those authorities of the status of their ongoing exposure to this account.
Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While the Company believes that the contractor’s continuing restructuring efforts may be successful, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the credit facility or under the Company’s surety bonds could have a material adverse effect on the Company’s results of operations and/ or equity. If such failures occur, the Company estimates the additional surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $160 million pretax.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
CNA Surety Corporation
CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of June 30, 2005 and December 31, 2004.
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
CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice was requested and has been granted for the reporting periods December 31, 2004 through September 30, 2005. This permitted practice had no effect on CCC’s statutory surplus as of June 30, 2005 or December 31, 2004.
During 2004 and through March 31, 2005, CIC followed a permitted practice related to its statutory accounting for reinsurance recoverables from voluntary pools. Under the prescribed statutory accounting practice, CIC would be required to record a reduction to its statutory surplus related to amounts due from reinsurers, including voluntary pools, that are not authorized in its state of domicile, South Carolina. The permitted practice allowed CIC to continue to report voluntary pools that were classified as authorized in CIC’s previous state of domicile, New Hampshire, as authorized in South Carolina. This permitted practice was intended to be transitional as a result of CIC’s redomestication from New Hampshire to South Carolina effective January 1, 2004. In the second quarter of 2005, it was determined by CIC’s domiciliary state insurance department that credit for reinsurance ceded to voluntary pools shall be allowed as an asset. Therefore, a permitted practice is no longer necessary.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation — Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2005, CCC is in a positive earned surplus position, thereby enabling CCC to pay approximately $409 million in dividends for the remainder of 2005 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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
Preliminary Statutory Information

	Statutory Capital and Surplus		Statutory Net Income (Loss)		Statutory Net Income (Loss)
			Three months ended June 30		Six months ended June 30
(In millions)	June 30, 2005	December 31, 2004	2005	2004	2005	2004

Property and casualty companies	$7,374	$6,998	$287	$220	$867	$403
Life and group insurance companies(a)	742	1,177	32	370	54	394
(a) Statutory capital and surplus for the property and casualty insurance companies includes the property and casualty companies’ equity ownership of the life and group company’s capital and surplus. The Statutory Net Income (Loss) for the three and six months ended June 30, 2004 includes the individual life insurance business which was sold on April 30, 2004.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note Q. Restatement for Reinsurance and Equity Investee Accounting
In May of 2005, the Company filed an amendment to its 2004 Annual Report on Form 10-K to correct its accounting for several reinsurance contracts, primarily with a former affiliate, and its equity accounting for that affiliate. The Company has restated its previously reported financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002 and all related disclosures, as well as its interim financial data for all interim periods of 2004 and 2003. This restatement is based upon reconsideration of the Company’s accounting for its former equity interest in Accord Re Ltd. (Accord) and for several reinsurance contracts with Accord, but also includes two reinsurance agreements with unaffiliated parties that are immaterial in the aggregate. A subsidiary of The Continental Corporation (TCC) acquired a 49% ownership interest in Accord, a Bermuda company, in 1989 upon Accord’s formation. TCC also provided capital support to Accord through a guarantee from a TCC subsidiary. TCC was acquired by the Company in 1995.
Reinsurance relationships with Accord involved both property and casualty assumed reinsurance risks that were written by TCC subsidiaries and 100% ceded to Accord or reinsured from other cedents by Accord. Stop-loss protection in relation to those risks was obtained by Accord from a wholly-owned TCC subsidiary.
All of the Company’s reinsurance agreements with Accord relating to property risks were commuted as of year-end 2001, leaving six reinsurance agreements with Accord relating to casualty risks outstanding at that time. As of March 31, 2005 the Company provides no capital support to and has no ownership interest in Accord. During the period of the Company’s minority ownership, Accord also maintained reinsurance relationships with reinsurers unaffiliated with the Company.
The Company accounted for its reinsurance cessions to Accord and related retrocessions from Accord as reinsurance. The Company subsequently concluded that the reinsurance cession and retrocession should be viewed as a single transaction which does not transfer risk. The restatement corrections applied deposit accounting to the Company’s reinsurance cessions to Accord. The restatement corrections also include adjustments to the Company’s historical equity method accounting for its ownership and economic interest in Accord, including the effects of applying deposit accounting to certain of Accord’s reinsurance contracts with parties other than the Company. The remaining restatement corrections related to applying deposit accounting to two small reinsurance treaties unrelated to Accord that were previously accounted for using reinsurance accounting.
The effect of the restatement on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 is included in the table below.

	Three Months		Six Months
Period ended June 30, 2004	As Previously	As	As Previously	As
(In millions, except per share data)	Reported	Restated	Reported	Restated

Consolidated statements of operations:
Net investment income	$380	$381	$853	$856
Insurance claims and policyholders’ benefits	1,625	1,620	3,263	3,258
Income tax (expense) benefit	(29)	(31)	25	22
Net income	289	293	164	169

Basic and diluted earnings per share available to common stockholders:	$1.07	$1.08	$0.52	$0.53
The restatement had no effect on cash flows from operating, investing or financing activities for the six months ended June 30, 2004.

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
Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNAF as of June 30, 2005. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in CNAF’s Form 10-K/A filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2004.
The Company restated its previously reported financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002 and all related disclosures, as well as its interim financial data for all interim periods of 2004 and 2003. This restatement was based upon reconsideration of the Company’s accounting for its former equity interest in Accord Re Ltd. (Accord) and for several reinsurance contracts with Accord, but also included two reinsurance agreements with unaffiliated parties that are immaterial in the aggregate. Further information on this restatement is provided in Note Q of the Condensed Consolidated Financial Statements included under Item 1. For information regarding regulatory reviews of the Company’s use of non-traditional, or finite, insurance and the Company’s accounting for and transactions with Accord see the Liquidity and Capital Resources section of this MD&A under the Regulatory Matters caption.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of operations. For more detailed components of CNA’s business operations and the net operating income financial measure, see the segment discussions within this Management’s Discussion and Analysis (MD&A).

	Three months		Six months
Period ended June 30	2005	2004	2005	2004
(In millions, except per share data)

Revenues
Net earned premiums	$1,912	$2,106	$3,811	$4,274
Net investment income	439	381	845	856
Realized investment gains (losses), net of participating policyholders’ and minority interests	26	105	7	(353)
Other revenues	193	72	271	154

Total revenues	2,570	2,664	4,934	4,931

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,581	1,620	3,015	3,258
Amortization of deferred acquisition costs	374	307	752	740
Other operating expenses	251	375	525	707
Interest	30	31	67	66

Total claims, benefits and expenses	2,236	2,333	4,359	4,771

Income before income tax and minority interest	334	331	575	160
Income tax (expense) benefit	(48)	(31)	(104)	22
Minority interest	2	(7)	(5)	(13)

Net income	$288	$293	$466	$169

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share available to common stockholders	$1.06	$1.08	$1.69	$0.53

Weighted average outstanding common stock and common stock equivalents	256.0	255.9	256.0	255.9

Three Month Comparison
Net income for the three months ended June 30, 2005 decreased $5 million as compared with the same period in 2004. Net operating income for the three months ended June 30, 2005 increased $97 million as compared with the same period in 2004. Operating results for the Standard Lines and Specialty Lines segments were comparable to the prior year period and produced a combined ratio of 99.9%. Contributing to 2005 net operating income was a $115 million after-tax benefit related to a Federal income tax settlement and a release of Federal income tax reserves which was recorded in the Corporate and Other Non-core segment. Also impacting 2005 net operating income within the Corporate and Other Non-core segment was a $36 million after-tax loss resulting from a commutation of a finite reinsurance contract put in place in 1992.
Pretax realized investment gains were $26 million and $105 million for the three months ended June 30, 2005 and 2004. The second quarter of 2004 included a $162 million pretax gain on the disposition of the Company’s equity holdings of Canary Wharf Group PLC (Canary Wharf), a London-based real estate investment. Impairment losses of $22 million were recorded for the three months ended June 30, 2005, including an impairment loss of $21 million related to loans made under a credit facility to a national contractor. See Note O of the Condensed Consolidated Financial Statements included under Item 1 for additional information regarding the national contractor. For the three months ended June 30, 2004, there were no impairment losses.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Net earned premiums decreased $194 million for the three months ended June 30, 2005 as compared with the same period in 2004. The decrease in net earned premiums was due primarily to lower premiums in the Standard Lines segment due to lower new business and intentional underwriting actions and $77 million lower favorable premium development in the second quarter of 2005 compared to the second quarter of 2004.
Six Month Comparison
Net income for the six months ended June 30, 2005 increased $297 million as compared with the same period in 2004 due primarily to improved realized investment results and improved operating results within the Corporate and Other Non-core segment as discussed above. Net operating results for the Standard Lines and Specialty Lines segments were comparable to the prior year period. The Standard Lines and Specialty Lines segments produced a combined ratio of 99.4% for the six months ended June 30, 2005.
Pretax realized investment gains were $7 million for the six months ended June 30, 2005 as compared to realized investment losses of $353 million for the six months ended June 30, 2004. The increase in the pretax realized investment results was due primarily to a $622 million pretax loss on the sale of the individual life insurance business recorded in 2004. This improvement was partly offset by reduced gains for equity securities, which was largely attributable to the 2004 gain of $162 million pretax on the disposition of Canary Wharf. Impairment losses of $54 million were recorded for the six months ended June 30, 2005 across various sectors, including an impairment loss of $34 million related to loans made under a credit facility to a national contractor. See Note O of the Condensed Consolidated Financial Statements included under Item 1 for additional information regarding the national contractor. For the six months ended June 30, 2004, there were no impairment losses.
Net earned premiums decreased $463 million for the six months ended June 30, 2005 as compared with the same period in 2004. Net earned premiums from the core property and casualty operations decreased by $213 million, as discussed in more detail in the segment discussions below. The remainder of the decrease in earned premiums was primarily due to the sales of the individual life business on April 30, 2004 and the specialty medical business in January 2005, as well as reduced writings from CNA Re due to exiting the reinsurance market in 2003.
Net Prior Year Development
A significant component of the results of operations for the periods ended June 30, 2005 and 2004 was unfavorable net prior year development recorded for the Standard Lines, Specialty Lines and the Corporate and Other Non-Core segments. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Further information on the Company’s reserves is provided in the Reserves – Estimates and Uncertainties section of the MD&A.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Net Prior Year Development
For the three months ended June 30, 2005

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:

Core (Non-APMT)	$52	$25	$62	$139
APMT	—	—	8	8

Pretax unfavorable net prior year development before impact of premium development	52	25	70	147

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(17)	(12)	(6)	(35)
Ceded premiums related to corporate aggregate reinsurance treaties	4	(1)	3	6

Total premium development	(13)	(13)	(3)	(29)

Total unfavorable net prior year development (pretax)	$39	$12	$67	$118

Total unfavorable net prior year development (after-tax)	$25	$8	$44	$77

Net Prior Year Development
For the three months ended June 30, 2004

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:

Core (Non-APMT)	$115	$73	$(2)	$186
APMT	—	—	31	31

Pretax unfavorable net prior year development before impact of premium development	115	73	29	217

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(92)	(13)	11	(94)
Ceded premiums related to corporate aggregate reinsurance treaties	2	—	1	3

Total premium development	(90)	(13)	12	(91)

Total unfavorable net prior year development (pretax)	$25	$60	$41	$126

Total unfavorable net prior year development (after-tax)	$16	$39	$27	$82

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Net Prior Year Development
For the six months ended June 30, 2005

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:

Core (Non-APMT)	$165	$63	$58	$286
APMT	—	—	10	10

Total	165	63	68	296
Ceded losses related to corporate aggregate reinsurance treaties	19	(25)	6	—

Pretax unfavorable net prior year development before impact of premium development	184	38	74	296

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(107)	(15)	10	(112)
Ceded premiums related to corporate aggregate reinsurance treaties	(5)	19	4	18

Total premium development	(112)	4	14	(94)

Total unfavorable net prior year development (pretax)	$72	$42	$88	$202

Total unfavorable net prior year development (after-tax)	$47	$27	$57	$131

Net Prior Year Development
For the six months ended June 30, 2004

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:

Core (Non-APMT)	$113	$74	$9	$196
APMT	—	—	40	40

Pretax unfavorable net prior year development before impact of premium development	113	74	49	236

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(108)	(14)	10	(112)
Ceded premiums related to corporate aggregate reinsurance treaties	2	—	1	3

Total premium development	(106)	(14)	11	(109)

Total unfavorable net prior year development (pretax)	$7	$60	$60	$127

Total unfavorable net prior year development (after-tax)	$4	$39	$39	$82

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
Reinsurance
Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Condensed Consolidated Balance Sheets. The ceding of insurance does not discharge the primary liability of the Company. An exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under reinsurance agreements. Therefore, an estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions.
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
The Company’s investment portfolio is subject to market declines below book value that may be other-than-temporary. The Company has an Impairment Committee, which reviews the investment portfolio on a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the results of operations in the period in which the determination occurred. Further information on the Company’s process for evaluating impairments is included in the Investments section below.
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
Loans to National Contractor
CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million. The amendment also provided that CNAF could in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of June 30, 2005 and December 31, 2004, there was $121 million and $99 million of total debt outstanding under the credit facility. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $36 million and $29 million of the loans outstanding as of June 30, 2005 and December 31, 2004.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
In connection with the amendment to increase the maximum available line under the credit facility in December of 2004, the term of the loan under the credit facility was extended to March of 2009 and the interest rate was reduced prospectively from 6% over prime rate to 5% per annum, effective as of December 27, 2004, with an additional 3% interest accrual when borrowings under the facility are at or below the original $86 million limit.
Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of June 30, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $11 million and $13 million, respectively.
As of June 30, 2005, the aggregate amount of outstanding principal and accrued interest under the credit facility was $89 million, net of participation by Loews in the amount of $38 million.
The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. As a result of addressing various expenses, operational and strategic issues, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, have been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNA took an impairment charge of $56 million pretax in the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the facility, and further impairment charges with respect to amounts loaned under the credit facility in 2005 of $13 million pretax during the first quarter. Representatives from the Company and CNA Surety met with senior management of the national contractor in June of 2005 to review their actual cash flow through that date, as well as discuss expected future cash flow. Pursuant to those discussions and ongoing monitoring of the status of the contractor’s restructuring plan, a deterioration in operations and cash flow was observed. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, the Company and CNA Surety have concluded that the national contractor’s short term cash needs will likely exceed the remaining borrowing capacity under the credit facility. Accordingly, during the second quarter of 2005 the Company took a further impairment charge of $21 million ($13 million after-tax). In light of these circumstances and after consideration of the contractor’s overall performance to date under the restructuring plan, the Company has made a decision not to provide additional liquidity to the national contractor, beyond amounts currently available under the existing credit facility.
Further, CNA Surety established $40 million of estimated initial surety loss reserves in the second quarter of 2005 in anticipation of future loss payments related to the national contractor.
CNA Surety and the Company are currently discussing with senior management of the contractor possible changes to its current operating plan. The impact of such changes, if any, could cause CNA Surety to further increase its loss reserves. If any such reserve additions were taken, CNA Surety would have exposure for the first $20 million and CCC would have all further surety bond exposure through the reinsurance arrangements discussed in more detail in Note O of the Condensed Consolidated Financial Statements included under Item 1. CNA Surety has advised that it intends to continue to provide surety bonds on behalf of the contractor while it reevaluates the contractor’s restructuring efforts, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure in relation to the contractor. All surety bonds written for the national contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds written on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries. This arrangement underlies the more limited reinsurance coverage referenced above.
Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While the Company believes that the contractor’s continuing restructuring efforts may be successful, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the credit facility or under the Company’s surety bonds could have a material adverse effect on the Company’s results of operations and/ or equity.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
If such failures occur, the Company estimates the additional surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $160 million pretax.
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
For Standard Lines, the June 30, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. For Specialty Lines, the June 30, 2005 carried net claim and claim adjustment expense reserve is also slightly higher than the actuarial point estimate. For both Standard Lines and Specialty Lines, the difference is primarily due to the 2004 and 2005 accident years. The data from these recent accident years is very immature from a claim and claim adjustment expense point of view so it is prudent to wait until experience confirms that the loss ratios should be adjusted. For Corporate and Other Non-Core, the June 30, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. While the actuarial estimates for APMT exposures reflect current knowledge, management feels it is prudent, based on the history of developments in this area, to reflect some volatility in the carried reserve until the ultimate outcome of the issues associated with these exposures is clearer.
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
Reinsurance
CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company. Therefore, an exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under reinsurance agreements.
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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The following table summarizes the amounts receivable from reinsurers at June 30, 2005 and December 31, 2004.

Components of reinsurance receivables	June 30, 2005	December 31, 2004
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$12,631	$13,879
Ceded future policy benefits	1,224	1,260
Ceded policyholders’ funds	61	65
Billed reinsurance receivables	606	684

Reinsurance receivables	14,522	15,888
Allowance for uncollectible reinsurance	(551)	(546)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$13,971	$15,342

The Company has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $551 million and $546 million at June 30, 2005 and December 31, 2004. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” on the Condensed Consolidated Statements of Operations.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances.
In certain circumstances, including significant deterioration of a reinsurer’s financial strength ratings or resolution of disputes, the Company may engage in commutation discussions with individual reinsurers. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations could have an adverse material impact on the Company’s results of operations.
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
Funds Withheld Reinsurance Arrangements
The Company’s overall ceded reinsurance program includes certain finite property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail below, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
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

Three months ended June 30	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

2005
Ceded earned premium	$(6)	$—	$3	$(3)
Ceded claim and claim adjustment expense	—	—	2	2
Ceding commissions	—	—	3	3
Interest charges	(18)	(16)	(12)	(46)

Pretax benefit (expense)	$(24)	$(16)	$(4)	$(44)

2004
Ceded earned premium	$(3)	$—	$6	$3
Ceded claim and claim adjustment expense	—	—	(12)	(12)
Ceding commissions	—	—	—	—
Interest charges	(22)	(11)	(17)	(50)

Pretax benefit (expense)	$(25)	$(11)	$(23)	$(59)

Six months ended June 30	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

2005
Ceded earned premium	$(18)	$—	$65	$47
Ceded claim and claim adjustment expense	—	—	(67)	(67)
Ceding commissions	—	—	(30)	(30)
Interest charges	(42)	(32)	(10)	(84)

Pretax benefit (expense)	$(60)	$(32)	$(42)	$(134)

2004
Ceded earned premium	$(3)	$—	$8	$5
Ceded claim and claim adjustment expense	—	—	(17)	(17)
Ceding commissions	—	—	3	3
Interest charges	(42)	(22)	(33)	(97)

Pretax benefit (expense)	$(45)	$(22)	$(39)	$(106)

Included in “All Other” above for the six months ended June 30, 2005 is approximately $24 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact of $10 million pretax expense for the six months ended June 30, 2005.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The pretax impact by operating segment of the Company’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties was as follows:

	Three Months		Six Months
Period ended June 30	2005	2004	2005	2004
(In millions)

Standard Lines	$(30)	$(43)	$(96)	$(80)
Specialty Lines	—	(2)	(7)	(4)
Corporate and Other	(14)	(14)	(31)	(22)

Pretax benefit (expense)	$(44)	$(59)	$(134)	$(106)

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $2,306 million and $2,564 million at June 30, 2005 and December 31, 2004. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.
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
On July 12, 2005, CNA received arbitration notices from several insurance affiliates of Hannover Reinsurance Group (Hannover) related to the Aggregate Cover and two additional finite reinsurance treaties written by Hannover. Among the contract interpretation issues in dispute are the allocation of losses to accident year under the first section of the Aggregate Cover, the timing of deductions from the funds withheld account for all of the treaties, the timing of deductions from a reserve account for one of the treaties, and coverage for certain self-insured obligations under one of the treaties. The Company intends to vigorously defend its interpretation of the contracts. If these matters are decided through arbitration and Hannover’s position on all issues were to be sustained, the Company estimates that it would incur additional ceded premium and interest charges of $50 million to $70 million after-tax.
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
There are currently two pending bills in Congress, H.R. 1153 and S. 467, to reauthorize the Act. These bills would extend the Act for two additional years and require that terrorism coverage be made available for all years. Deductibles under the bills would be held at 15% in 2006 and raised to 20% in 2007. The Department of the Treasury released a study on June 30, 2005 that does not support Congress’ reauthorization of the Act in its current form. The Company will continue to work with other insurers, policyholders and members of Congress to craft a workable solution to replace the Act.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Over the past several years, CNA has been underwriting its business to manage its terrorism exposure. If the Act is not reauthorized, CNA will utilize conditional terrorism exclusions for risks that present terrorism exposure, where permitted by law. Strict underwriting standards and risk avoidance measures will be taken where exclusions are not permitted. Annual policy renewals with effective dates of January 1, 2005 or later are being underwritten with the assumption that the Act will not be extended and that no Federal backstop for terrorism exposure will be available. In July 2004, the National Association of Insurance Commissioners adopted a Model Bulletin available for use in states that intend to approve terrorism coverage limitations in the event the Act is not reauthorized. To date, conditional terrorism exclusions have been approved in all states except New York, Florida and Georgia. Accordingly, if the Act is not extended, CNA will utilize these conditional terrorism exclusions in all states where so allowed. Notwithstanding CNA’s efforts, however, there is no assurance that CNA will be able to eliminate or limit terrorism exposure risks in coverages, or that all regulatory authorities will approve policy exclusions for terrorism. There is also substantial uncertainty as to CNA’s ability to effectively contain its terrorism exposure since, notwithstanding the underwriting measures described above, it continues to issue forms of coverage, in particular workers’ compensation, that are exposed to risk of loss from a terrorism event.
Restructuring
As discussed in the Company’s 2004 Form 10-K/A, the Company continues to manage the liabilities from a restructuring plan related to restructuring the property and casualty segments and the Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations (the 2001 Plan). No restructuring and other related charges related to the 2001 Plan were incurred for the three and six months ended June 30, 2005 and 2004. During 2005, $1 million in payments for lease termination costs were charged against the liability and the remaining accrual of $1 million related to impaired asset charges was released. As of June 30, 2005, the accrued liability, relating to lease termination costs, was $13 million. Of the remaining accrual, approximately $2 million is expected to be paid in 2005.
SEGMENT RESULTS
The following discusses the results of operations for the Company’s operating segments. Management utilizes the net operating income financial measure to monitor the Company’s operations. Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) gains or losses from discontinued operations and 3) cumulative effects of changes in accounting principles. See further discussion regarding how the Company manages its business in Note M – Business Segments. In evaluating the results of the Standard Lines and Specialty Lines, management utilizes the combined ratio, the loss ratio, the expense ratio, and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
The Company records favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties has been fully utilized, the ceded premiums and losses for an individual segment may change because of the re-estimation of the subject losses. See the Reinsurance section of this MD&A for further discussion of the corporate aggregate reinsurance treaties. For the six months ended June 30, 2005, the Company recorded unfavorable net prior year development of $18 million related to the corporate aggregate reinsurance treaties, consisting of $14 million of unfavorable development in Standard Lines, $6 million of favorable development in Specialty Lines and $10 million of unfavorable development in Corporate and Other Non-Core.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
STANDARD LINES
The following table summarizes the results of operations for Standard Lines.
Results of Operations

	Three Months		Six Months
Period ended June 30	2005	2004	2005	2004
(In millions)

Net written premiums	$1,134	$1,209	$2,305	$2,474
Net earned premiums	1,084	1,315	2,253	2,573
Net operating income	100	98	201	212
Net realized investment gains	17	50	9	88
Net income	117	148	210	300

Ratios
Loss and loss adjustment expense	71.2%	70.5%	71.1%	68.0%
Expense	31.4	30.3	31.8	31.9
Dividend	0.8	(1.1)	0.6	(0.2)

Combined	103.4%	99.7%	103.5%	99.7%

Three Month Comparison
Net written premiums for Standard Lines decreased $75 million and net earned premiums decreased $231 million for the three months ended June 30, 2005 as compared with the same period in 2004. This decrease was primarily driven by decreased premiums written in the Casualty lines of business including certain large account business. The net written premium results are consistent with the Company’s strategy of portfolio optimization. The Company’s priority is a diversified portfolio in profitable classes of business. Earned premiums were adversely impacted by $77 million of lower favorable premium development in the second quarter of 2005 compared to the prior year period.
Standard Lines averaged rate decreases of 2% and rate increases of 5% for the three months ended June 30, 2005 and 2004 for the contracts that renewed during the period. Retention rates of 78% and 67% were achieved for those contracts that were up for renewal. CNA expects rate pressure to continue in these lines of business.
Net income decreased $31 million for the three months ended June 30, 2005 as compared with the same period in 2004, primarily due to decreased net realized investment gains. The second quarter of 2005 net operating income was essentially flat with the prior year period. These results were adversely impacted by increased unfavorable net prior year development, an increase in the bad debt provision for reinsurance receivables and decreased earned premium revenue. Related to the reinsurance bad debt provision, prior year results included a $6 million after-tax net reduction of the allowance for uncollectible reinsurance receivables. Second quarter of 2005 results were favorably impacted by improved current accident year results, lower acquisition expenses, and increased net investment income. See the Investments section of the MD&A for further discussion on net investment income and net realized investment results.
The combined ratio increased 3.7 points for the three months ended June 30, 2005, as compared with the same period in 2004. The loss ratio increased 0.7 points due principally to increased unfavorable net prior year development and the bad debt provision for reinsurance receivables as discussed above. These unfavorable impacts were partially offset by improved current accident year results.
Unfavorable net prior year development of $39 million was recorded for the three months ended June 30, 2005, including $52 million of unfavorable claim and allocated claim adjustment expense reserve development and $13 million of favorable premium development. Unfavorable net prior year development of $25 million, including $115 million of unfavorable claim and allocated claim adjustment expense reserve development and $90 million of favorable premium development, was recorded for the three months ended June 30, 2004.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Approximately $78 million of unfavorable net prior year claim and allocated claim expense development resulted from increased severity trends for workers compensation, primarily in accident year 2002 and prior. Approximately $11 million of unfavorable premium development was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense development which resulted from additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss. Approximately $46 million of favorable net prior year claim and allocated claim expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to increased severity in liability coverages for large account policies.
Favorable net prior year premium development was recorded as a result of additional premium resulting from audits and endorsements on recent policies.
The following discusses net prior year development for Standard Lines recorded for the three months ended June 30, 2004.
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
The expense ratio increased 1.1 points for the three months ended June 30, 2005 as compared with the same period in 2004. This increase in 2005 was primarily due to the impact of a decreased net earned premium base and an increase in the bad debt provision for insurance receivables in 2005 as compared with the same period in 2004. Partially offsetting these unfavorable impacts were lower state premium taxes and guaranty fund assessments in 2005 as compared to the same period in 2004 primarily due to a change in estimate which reduced prior accruals.
The dividend ratio increased 1.9 points for the three months ended June 30, 2005 as compared with the same period in 2004. Unfavorable net prior year dividend development of $5 million was recorded in the second quarter of 2005 while favorable net prior year dividend development of $24 million was recorded in the second quarter of 2004. The favorable 2004 net prior year dividend development primarily related to workers compensation policies. A review was completed in the second quarter of 2004 which indicated dividend development that was lower than prior expectations based on decreased usage of dividend programs.
Six Month Comparison
Net written premiums for Standard Lines decreased $169 million and net earned premiums decreased $320 million for the six months ended June 30, 2005 as compared with the same period in 2004. The decrease in net written premiums was attributable to the same reasons as discussed above in the three month comparison. The decrease in premiums earned was attributable to the decreased premium writings.
Standard Lines averaged rate decreases of 1% for the six months ended June 30, 2005 and rate increases of 5% for the six months ended June 30, 2004 for the contracts that renewed during the period. Retention rates of 74% and 70% were achieved for those contracts that were up for renewal.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Net income decreased $90 million for the six months ended June 30, 2005 as compared with the same period in 2004. The decrease was driven primarily by decreased net realized investment results. Net operating income was adversely impacted by increased unfavorable net prior year development, partially offset by increased net investment income and improved current accident year results.
The combined ratio increased 3.8 points for the six months ended June 30, 2005 as compared with the same period in 2004. The loss ratio increased 3.1 points due primarily to the same reasons as discussed above in the three month comparison.
Unfavorable net prior year development of $72 million was recorded for the six months ended June 30, 2005, including $184 million of unfavorable claim and allocated claim adjustment expense reserve development and $112 million of favorable premium development. Unfavorable net prior year development of $7 million, including $113 million of unfavorable claim and allocated claim adjustment expense reserve development and $106 million of favorable premium development, was recorded for the same period in 2004.
Approximately $108 million of unfavorable net prior year claim and allocated claim expense development resulted from increased severity trends for workers compensation, primarily in accident year 2002 and prior. Approximately $112 million of favorable net prior year claim and allocated claim expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004. Approximately $90 million of unfavorable net prior year claim and allocated claim adjustment expense development and $83 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties. Approximately $51 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to increased severity in liability coverages for large account policies.
Favorable net prior year premium development was recorded as a result of additional premium resulting from audits and endorsements on recent policies.
Additionally, there was $19 million of unfavorable net prior year claim and allocated claim adjustment expense development and $5 million of favorable premium development related to the corporate aggregate reinsurance treaties in the first half of 2005.
Net prior year development recorded in 2004 for Standard Lines was described above in the three month comparison.
The following table summarizes the gross and net carried reserves as of June 30, 2005 and December 31, 2004 for Standard Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

	June 30, 2005	December 31, 2004
(In millions)

Gross Case Reserves	$6,720	$6,904
Gross IBNR Reserves	7,451	7,398

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,171	$14,302

Net Case Reserves	$4,406	$4,761
Net IBNR Reserves	5,157	4,547

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,563	$9,308

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The expense ratio decreased 0.1 points for the six months ended June 30, 2005 as compared with the same period in 2004. The 2005 expense ratio decreased as compared to 2004 due to a decrease in the bad debt provision for insurance receivables for the six month period and the reduced accruals discussed in the three month comparison. The impact of these favorable items was partially offset by the impact of a decreased net earned premium base.
The dividend ratio increased 0.8 points for the six months ended June 30, 2005 as compared with the same period in 2004 due to increased unfavorable development, as discussed in the three month discussion.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
SPECIALTY LINES
The following table summarizes the results of operations for Specialty Lines.
Results of Operations

	Three Months		Six Months
Period ended June 30	2005	2004	2005	2004
(In millions)

Net written premiums	$595	$592	$1,189	$1,173
Net earned premiums	630	567	1,203	1,096
Net operating income	81	81	160	156
Net realized investment gains	5	18	8	31
Net income	86	99	168	187

Ratios
Loss and loss adjustment expense	69.0%	64.2%	65.8%	63.6%
Expense	24.8	25.6	25.8	26.1
Dividend	0.2	0.2	0.2	0.3

Combined	94.0%	90.0%	91.8%	90.0%

Three Month Comparison
Net written premiums for Specialty Lines increased $3 million for the three months ended June 30, 2005 as compared to the same period in 2004. This increase was primarily due to improved retention and rate increases across several professional liability insurance lines of business, including advanced medical technology, healthcare providers, and architects & engineers. These favorable impacts were partially offset by decreased written premiums for certain professional liability lines of business and the warranty business. Due to a change in the warranty product offering, fees related to the new warranty product are included within other revenues.
Net earned premiums increased $63 million for the three months ended June 30, 2005 as compared with the same period in 2004, which reflects the increased premium writings over the last several quarters in Specialty Lines.
Specialty Lines averaged rate increases of 2% and 10% for the three months ended June 30, 2005 and 2004 for the contracts that renewed during those periods. Retention rates of 86% and 79% were achieved for those contracts that were up for renewal. CNA expects rate achievement will continue to moderate as competition for premiums continues to accelerate in these lines of business.
Net income decreased $13 million for the three months ended June 30, 2005 as compared with the same period in 2004 due to decreased net realized investment gains. Net operating income was flat compared to the prior year period. These results were adversely impacted by an increase in the bad debt provision for reinsurance receivables and a $17 million loss, after the impact of taxes and minority interests, in the surety line of business related to a large national contractor. See the Critical Accounting Estimates section of this MD&A for further discussion on the national contractor. Related to the reinsurance bad debt provision, the prior year included a $38 million after-tax net reduction of the allowance for uncollectible reinsurance receivables. These decreases to net results were offset by lower unfavorable net prior year development, increased net investment income, and improvements in the current accident year results for the remaining specialty lines. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.
The combined ratio increased 4.0 points for the three months ended June 30, 2005 as compared with the same period in 2004. The loss ratio increased 4.8 points due principally to the surety loss referenced above and the bad debt provision for reinsurance receivables as discussed above. The surety loss relates to the current accident year and was $40 million before the effect of minority interest and taxes. These increases were partially offset by decreased unfavorable net prior year development and improvement in the current accident year results as discussed above.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Unfavorable net prior year development of $12 million was recorded for the three months ended June 30, 2005, including $25 million of unfavorable claim and allocated claim adjustment expense reserve development and $13 million of favorable premium development. Unfavorable net prior year development of $60 million, including $73 million of unfavorable claim and allocated claim adjustment expense reserve development and $13 million of favorable premium development, was recorded for the three months ended June 30, 2004.
Approximately $60 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Favorable net prior year premium development of approximately $10 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense development.
Approximately $30 million of favorable claim and allocated claim adjustment expense development was due to improved severities on professional liability errors and omissions and directors and officers coverages.
The following discusses net prior year development for Specialty Lines recorded for the three months ended June 30, 2004.
In the second quarter of 2004, the Company finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. The remaining unfavorable net prior year claim and allocated claim adjustment expense reserve development was principally the result of the increased emergence of several large directors and officers claims primarily in recent accident years.
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
The expense ratio decreased 0.8 points primarily due to lower state premium taxes and guaranty fund assessments in 2005 as compared to the same period in 2004 primarily due to a change in estimate which reduced prior accruals and an increased earned premium base. These improvements to the expense ratio were partially offset by increased commissions in the warranty line of business.
Six Month Comparison
Net written premiums for Specialty Lines increased $16 million for the six months ended June 30, 2005 as compared with the same period in 2004. Net earned premiums increased $107 million for the six months ended June 30, 2005 as compared with the same period in 2004. These increases were primarily attributable to the same reasons as discussed above in the three month comparison.
Specialty Lines averaged rate increases of 2% and 12% for the six months ended June 30, 2005 and 2004 for the contracts that renewed during the period. Retention rates of 87% and 81% were achieved for those contracts that were up for renewal.
Net income decreased $19 million for the six months ended June 30, 2005 as compared with the same period in 2004. Net operating income increased $4 million compared to the prior year period. These results were favorably impacted by decreased unfavorable net prior year development, improvements in the current accident year results for most specialty lines and increased net investment income. These results were unfavorably impacted by the absence of the $38 million of income recorded in 2004 related to a net reduction of the allowance for uncollectible reinsurance receivables and a $17 million loss, after the impact of taxes and minority interest, in the surety line of business related to a large national contractor.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The combined ratio increased 1.8 points for the six months ended June 30, 2005 as compared with the same period in 2004. The loss ratio increased 2.2 points due principally to the bad debt provision for reinsurance receivables, partially offset by decreased unfavorable net prior year development. The 2004 loss ratio reflected a net reduction of the bad debt allowance as discussed above.
Unfavorable net prior year development was $42 million, including $38 million of unfavorable claim and allocated claim adjustment expense and $4 million of unfavorable premium development for the six months ended June 30, 2005. Unfavorable net prior year development of $60 million, including $74 million of unfavorable claim and allocated claim adjustment expense development and $14 million of favorable premium development, was recorded for the same period in 2004.
Approximately $60 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Favorable net prior year premium development of approximately $10 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense development.
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
Approximately $37 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to other large D&O claims partially decreased by favorable net prior year claim and allocated claim expense development as a result of favorable experience in the warranty line of business.
Additionally, there was approximately $25 million of favorable net prior year claim and allocated claim adjustment expense development and $19 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in the first half of 2005.
Net prior year development recorded in 2004 was discussed above in the three month comparison.
The following table summarizes the gross and net carried reserves as of June 30, 2005 and December 31, 2004 for Specialty Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

	June 30, 2005	December 31, 2004
(In millions)

Gross Case Reserves	$1,765	$1,659
Gross IBNR Reserves	3,231	3,201

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,996	$4,860

Net Case Reserves	$1,178	$1,191
Net IBNR Reserves	2,268	2,042

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,446	$3,233

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The expense ratio decreased 0.3 points due primarily to as the reasons discussed above in the three month comparison.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
LIFE AND GROUP NON-CORE
The following table summarizes the results of operations for Life and Group Non-Core.
Results of Operations

	Three Months		Six Months
Period ended June 30	2005	2004	2005	2004
(In millions)

Net earned premiums	$204	$202	$370	$528
Net operating income (loss)	5	(26)	6	(7)
Net realized investment gains (losses)	(1)	14	(4)	(387)
Net income (loss)	4	(12)	2	(394)
Three Month Comparison
The earned premiums for the Life and Group Non-Core segment consist primarily of premiums from the group and individual long term care businesses. Net earned premiums of $161 million in the second quarter of 2005 and $148 million in the second quarter of 2004 relate to these businesses.
Net results increased $16 million in the second quarter of 2005 as compared with the same period in 2004. The increase in net results is due primarily to the absence of an increase in 2004 in insurance reserves and allowance for uncollectible reinsurance related to assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health exposures (IGI Program), and the absence of a charge recorded in 2004 related to individual long term care reserve strengthening. Partially offsetting these favorable impacts were decreased net realized investment results and the absence of favorable results from the specialty medical business which was sold on January 6, 2005. See the Investments section of this MD&A for additional information on net realized investment gains (losses).
Six Month Comparison
Net earned premiums for Life and Group Non-Core decreased $158 million for the six months ended June 30, 2005 as compared with the same period in 2004. The decrease in net earned premiums was due primarily to the absence of premiums from the individual life business of $115 million and a decrease in premiums from the specialty medical business of $72 million. The individual life business was sold on April 30, 2004, and the specialty medical business was sold on January 6, 2005. Additionally, decreased earned premiums from the structured settlement business contributed to the decline in net earned premium. In February of 2004, CNA ceased sales to new customers in its structured settlement business.
Net results increased $396 million for the six months ended June 30, 2005 as compared with the same period in 2004. The increase in net results related primarily to the absence of the realized loss of approximately $389 million after-tax ($622 million pretax) for the sale of individual life business and the absence of charges recorded in the second quarter of 2004 as discussed above. Partially offsetting these favorable impacts is the absence of favorable results from the individual life and specialty medical businesses.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
CORPORATE AND OTHER NON-CORE
The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including APMT and intrasegment eliminations.
Results of Operations

	Three Months		Six Months
Period ended June 30	2005	2004	2005	2004
(In millions)

Net investment income	$55	$61	$116	$130
Revenues	155	121	190	255
Net operating income	86	22	97	23
Net realized investment gains (losses)	(5)	36	(11)	53
Net income (loss)	81	58	86	76
Three Month Comparison
Revenues increased $34 million for the three months ended June 30, 2005 as compared with the same period in 2004. The increase in revenues was due primarily to $121 million ($79 million after-tax) of interest related to a Federal income tax settlement. See Note E of the Notes to the Condensed Consolidated Financial Statements for further discussion. Partially offsetting this increase are the reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in late 2003, decreased net investment income and decreased net realized investment gains. The 2005 net realized investment results included a pretax impairment loss of $21 million related to loans made under a credit facility to a national contractor. See the Critical Accounting Estimates section of this MD&A for additional information regarding the national contractor. See the Investments section of this MD&A for additional information on net realized investment gains (losses).
Net income increased $23 million for the three months ended June 30, 2005 as compared with the same period in 2004. The Federal income tax settlement and a release of Federal income tax reserves increased net income by $115 million. This was partially offset by increased unfavorable net prior year development due to a commutation and an increase in the bad debt provision recorded for reinsurance receivables. The prior year results included a $14 million after-tax reduction of the allowance for uncollectible reinsurance. Additionally impacting these results were decreased net realized investment results.
Unfavorable net prior year development of $67 million was recorded for the three months ended June 30, 2005, including $70 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development. Unfavorable net prior year development of $41 million was recorded for the three months ended June 30, 2004, including $29 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $12 million of unfavorable premium development.
Approximately $56 million of unfavorable claim and allocated claim adjustment expense development recorded in the second quarter of 2005 was a result of a commutation of a finite reinsurance contract put in place in 1992. CNA recaptured $400 million of losses and received $344 million of cash. The commutation was economically attractive because of the reinsurance agreement’s contractual interest rate and maintenance charges.
The net prior year development recorded for the three months ended June 30, 2004 relates to commutation agreements with several members of the Trenwick Group which resulted in unfavorable net prior year development which was partially offset by a release of a previously established allowance for uncollectible reinsurance.
Six Month Comparison
Revenues decreased $65 million for the six months ended June 30, 2005 as compared with the same period in 2004. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re of $110 million due to the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
exit from the assumed reinsurance business in 2003 and decreased net realized investment results. Partially offsetting these decreases is the Federal income tax settlement interest described above. See the Investments section of this MD&A for additional information on net realized investment gains/losses.
As previously disclosed, CNA sold its personal insurance business to Allstate Corporation (Allstate) in 1999. Under the revised terms of this transaction, Allstate purchased an option exercisable during 2005 to purchase 100% of the common stock of five CNA subsidiaries at the fair market value as of the exercise date. CNA expects Allstate to exercise its option in the fourth quarter of 2005, at which time CNA will recognize a previously deferred amount from the sale of these subsidiaries of $8 million. CNA expects to write new and renewal personal insurance policies and to reinsure this business with Allstate companies, and earn related royalty fees, until Allstate exercises its option. Royalty fees earned for the six months ended June 30, 2005 and 2004 were approximately $14 million.
Net income increased $10 million for the six months ended June 30, 2005 as compared with the same period in 2004. The increase in net income was due primarily to the reasons discussed in the three month comparison, partially offset by an additional impairment of $9 million after-tax recorded in the first quarter of 2005 related to a national contractor. See the Critical Accounting Estimates section of this MD&A for additional information regarding the national contractor.
Unfavorable net prior year development of $88 million was recorded for the six months ended June 30, 2005, including $74 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $14 million of unfavorable premium development. Unfavorable net prior year development of $60 million was recorded for the six months ended June 30, 2004, including $49 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $11 million of unfavorable premium development.
Approximately $56 million of unfavorable claim and allocated claim adjustment expense development was a result of the commutation recorded in the second quarter of 2005. Approximately $6 million of unfavorable claim and allocated claim adjustment expense development was related to the corporate aggregate reinsurance treaties. The unfavorable premium development was driven by $10 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $4 million of additional premium ceded to the corporate aggregate reinsurance treaties.
Net prior year development recorded in 2004 was described above in the three month comparison.
The following table summarizes the gross and net carried reserves as of June 30, 2005 and December 31, 2004 for Corporate and Other Non-Core.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

	June 30, 2005	December 31, 2004
(In millions)

Gross Case Reserves	$3,562	$3,806
Gross IBNR Reserves	4,477	4,875

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,039	$8,681

Net Case Reserves	$1,537	$1,588
Net IBNR Reserves	1,786	1,691

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,323	$3,279

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
The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.
Asbestos and Environmental Pollution and Mass Tort Reserves

	June 30, 2005		December 31, 2004
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$3,132	$663	$3,218	$755
Ceded reserves	(1,512)	(234)	(1,532)	(258)

Net reserves	$1,620	$429	$1,686	$497

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
In the past several years, CNA has experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. During 2004 and continuing in 2005, the rate of new filings appears to have decreased from the filing rates seen in the past several years. Various challenges to mass screening claimants have been mounted. Nevertheless, the Company continues to experience an overall increase in total asbestos claim counts. The majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66% and up to 90%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment. Some plaintiffs classified as “unimpaired” have challenged those orders. Therefore, the ultimate impact of the orders on future asbestos claims remains uncertain.
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
As a result of bankruptcies and insolvencies, management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003, but the rate of increase has moderated in 2004 and continues to moderate in 2005.
As of June 30, 2005 and December 31, 2004, CNA carried approximately $1,620 million and $1,686 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $7 million and $40 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2005 and 2004. The unfavorable net prior year development for the six months ended June 30, 2004 was primarily related to a commutation. The Company paid asbestos-related claims, net of reinsurance recoveries, of $73 million and $66 million for the six months ended June 30, 2005 and 2004.
The Company has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At June 30, 2005, CNA had 13 structured settlement agreements with a reserve, net of reinsurance of, $159 million. At December 31, 2004, CNA had eleven structured settlement agreements with a reserve, net of reinsurance, of $175 million. As to the 13 structured settlement agreements existing at June 30, 2005, payment obligations under those settlement agreements are projected to terminate by 2016.
In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At June 30, 2005, CNA had obligations for four accounts. With respect to these four remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a recorded reserve of $16 million, net of reinsurance. At December 31, 2004, CNA had fulfilled its Wellington Agreement obligations as to all but four accounts and had a recorded reserve of $17 million, net of reinsurance.
CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities. As of June 30, 2005, CNA had negotiated 34 coverage in place agreements. The Company has evaluated these commitments and the expected reinsurance recoveries under these agreements and has recorded a reserve of $70 million, net of reinsurance as of June 30, 2005. As of December 31, 2004, CNA had negotiated 33 coverage in place agreements. The Company had evaluated these commitments and the expected reinsurance recoveries under these agreements and had recorded a reserve of $76 million, net of reinsurance, as of December 31, 2004.
The Company categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. The Company has made closing large accounts a significant management priority. At June 30, 2005, CNA had 187 large accounts with reserves of $304 million, net of reinsurance. At December 31, 2004, the Company had 180 large accounts and had established reserves of $368 million, net of reinsurance. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At June 30, 2005, CNA had 1,060 small accounts, approximately 82% of its total active asbestos accounts, with reserves of $120 million, net of reinsurance. At December 31, 2004, the Company had 1,109 small accounts, approximately 83% of its total active asbestos accounts, with reserves of $141 million, net of reinsurance. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
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
The Company also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At June 30, 2005 and December 31, 2004, CNA had $146 million and $148 million of reserves, net of reinsurance, related to these asbestos liabilities arising from the Company’s assumed reinsurance obligations and CNA’s participation in pools, including Excess & Casualty Reinsurance Association (ECRA).
At June 30, 2005 and December 31, 2004, the unassigned IBNR reserve was $751 million and $707 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The tables below depict CNA’s overall pending asbestos accounts and associated reserves at June 30, 2005 and December 31, 2004.
Pending Asbestos Accounts and Associated Reserves
June 30, 2005

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2005	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	13	$18	$159	10%
Wellington	4	2	16	1
Coverage in place	34	7	70	4
Fibreboard	1	—	54	3

Total with settlement agreements	52	27	299	18

Other policyholders with active accounts
Large asbestos accounts	187	29	304	19
Small asbestos accounts	1,060	14	120	8

Total other policyholders	1,247	43	424	27

Assumed reinsurance and pools	—	3	146	9
Unassigned IBNR	—	—	751	46

Total	1,299	$73	$1,620	100%

December 31, 2004

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2004	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	11	$39	$175	10%
Wellington	4	4	17	1
Coverage in place	33	14	76	5
Fibreboard	1	—	54	3

Total with settlement agreements	49	57	322	19

Other policyholders with active accounts
Large asbestos accounts	180	47	368	22
Small asbestos accounts	1,109	23	141	8

Total other policyholders	1,289	70	509	30

Assumed reinsurance and pools	—	8	148	9
Unassigned IBNR	—	—	707	42

Total	1,338	$135	$1,686	100%

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
CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (Keasbey) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling was affirmed on March 31, 2005 by Appellate Division, First Department. The trial in the Keasbey coverage action is currently underway. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether the Company’s responsibilities extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; and (h) the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 78,190 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by the Company. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by the Company contain aggregate limits of liability; (b) whether the Company’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of the Company’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by the Company for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Suits have also been initiated directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 75 Ohio actions, plaintiffs allege that the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio, filed on June 12, 2003); Peplowski v. ACE American Ins. Co., et al. (U.S. D. C. N.D. Ohio, filed on April 1, 2004) and Cross v. Garlock, Inc., et al. (Trumbull County, Ohio, filed on September 1, 2004)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no likewise basis for spoliation, conspiracy

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
and concert of action claims. That ruling was recently affirmed on appeal. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Similar lawsuits were filed in Texas beginning in 2002 against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos and that Texas statutes precluded liability for such claims, and the Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. Recently, a different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 23, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against their policyholders. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflects two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005 and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint greatly expands the scope of the action against the insurers, including CCC. Under the recently filed Amended Complaint, the defendant insurers, including CCC have now been sued for alleged violations of the UTPA in connection with handling and resolving asbestos claims against all their insureds which have had asbestos personal injury or wrongful death claims asserted against them in the West Virginia courts. Recently, CCC, along with other insurer defendants, filed a notice to remove the Adams Amended Complaint to Federal court. Adams v. Ins. Co. of North America (INA), et al. (S.D. W. Va. No. 2:05-CV-0527). The petition for removal to Federal court remains pending. Numerous factual and legal issues remain to be resolved that are critical to the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/ or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various statutes of limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to the Company’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; and (g) the potential and relative magnitude of liabilities of co-

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
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
As of June 30, 2005 and December 31, 2004, CNA carried approximately $429 million and $497 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $3 million of environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the six months ended June 30, 2005. No development was recorded for the six months ended June 30, 2004. The Company recorded $10 million and $6 million of current accident year losses related to mass tort for the six months ended June 30, 2005 and 2004. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $80 million and $59 million for the six months ended June 30, 2005 and 2004.
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
The Company classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At June 30, 2005, CNA had four structured settlement agreements with its policyholders for which it had future payment obligations with a recorded reserve of $9 million, net of reinsurance. At December 31, 2004, CNA had two structured settlement agreements and has established reserves of $5 million, net of reinsurance, to fund future payment obligations under the agreements.
CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At June 30, 2005, CNA had 16 such agreements with a recorded reserve of $16 million, net of reinsurance. At December 31, 2004, CNA had negotiated 15 coverage in place agreements and had established a reserve of $16 million, net of reinsurance.
The Company categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. At June 30, 2005, CNA had 132 large accounts with a collective reserve of $72 million, net of reinsurance. At December 31, 2004, the Company had 134 large accounts with a collective reserve of $75 million, net of reinsurance. The Company has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At June 30, 2005, CNA had 386 small accounts with a collective reserve of $44 million, net of reinsurance. At December 31, 2004, CNA had 405 small accounts with a collective reserve of $47 million, net of reinsurance.
The Company also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA. CNA had reserves of $34 million and $36 million related to these liabilities as of June 30, 2005 and December 31, 2004.
As of June 30, 2005 and December 31, 2004, CNA carried unassigned IBNR reserves for environmental pollution of $130 million, net of reinsurance and $163 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The charts below depict CNA’s overall pending environmental pollution accounts and associated reserves at June 30, 2005 and December 31, 2004.
At June 30, 2005

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2005	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	4	$4	$9	3%
Coverage in place	16	3	16	5

Total with Settlement Agreements	20	7	25	8

Other Policyholders with Active Accounts
Large pollution accounts	132	17	72	24
Small pollution accounts	386	10	44	14

Total Other Policyholders	518	27	116	38

Assumed Reinsurance & Pools	—	2	34	11
Unassigned IBNR	—	—	130	43

Total	538	$36	$305	100%

At December 31, 2004

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2004	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	2	$14	$5	1%
Coverage in place	15	5	16	5

Total with Settlement Agreements	17	19	21	6

Other Policyholders with Active Accounts
Large pollution accounts	134	18	75	22
Small pollution accounts	405	14	47	14

Total Other Policyholders	539	32	122	36

Assumed Reinsurance & Pools	—	2	36	10
Unassigned IBNR	—	—	163	48

Total	556	$53	$342	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

	Three Months		Six Months
Period ended June 30	2005	2004	2005	2004
(In millions)

Fixed maturity securities	$410	$386	$774	$793
Short term investments	29	9	61	25
Limited partnerships	38	30	117	105
Equity securities	8	4	12	8
Income (loss) from trading portfolio (a)	14	14	(16)	34
Interest on funds withheld and other deposits	(50)	(55)	(89)	(103)
Other	4	1	11	11

Gross investment income	453	389	870	873
Investment expense	(14)	(8)	(25)	(17)

Net investment income	$439	$381	$845	$856

(a) The change in net unrealized gains (losses) on trading securities, included in net investment income, was $1 million and $(7) million for the three and six months ended June 30, 2005 and $(2) million and $2 million for the three and six months ended June 30, 2004.
Net investment income increased by $58 million for the three months ended June 30, 2005 compared with the same period of 2004. This increase was due primarily to improved investment income from fixed maturity securities due to an expanded asset base, increased income from short term investments which reflects the improved period over period returns within the sector, and increased income in the limited partnership sector. The Company experienced slightly lower net investment income for the six months ended June 30, 2005 compared with the same period of 2004. This decrease was due primarily to a decline in trading portfolio results of $50 million and reduced investment income in the fixed maturity portfolio, which largely relates to the sale of the individual life business. The reduced income from the trading portfolio was largely offset by a corresponding reduction in the policyholders’ funds reserves supported by the trading portfolio. These declines were partly offset by improved short term and limited partnership results in addition to reduced interest expense on funds withheld and other deposits. See the Reinsurance section of the MD&A regarding additional information about interest costs on funds withheld and other deposits.
The bond segment of the investment portfolio yielded 4.8% for the six months ended June 30, 2005 and 2004.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Net Realized Investment Gains (Losses)
The components of net realized investment results for available for sale securities are presented in the following table.
Net Realized Investment Gains (Losses)

	Three Months		Six Months
Period ended June 30	2005	2004	2005	2004
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$14	$(1)	$(12)	$9
Corporate and other taxable bonds	(24)	27	(45)	33
Tax-exempt bonds	27	(92)	34	(19)
Asset-backed bonds	4	(4)	11	35
Redeemable preferred stock	—	3	10	5

Total fixed maturity securities	21	(67)	(2)	63
Equity securities	25	166	39	177
Derivative securities	(23)	49	(19)	17
Other, including disposition of businesses net of participating policyholders’ interest	4	(39)	(13)	(604)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	27	109	5	(347)
Allocated to participating policyholders’ and minority interest	(1)	(4)	2	(6)

Income tax benefit (expense)	(10)	13	(5)	138

Net realized investment gains (losses), net of participating policyholders’ and minority interests	$16	$118	$2	$(215)

Net realized investment gains were $16 million and $118 million for the three months ended June 30, 2005 and 2004. The decline in realized gains was primarily driven by decreased gains in equity securities and unfavorable results in derivative securities, partially offset by favorable results from fixed maturity securities. The second quarter of 2004 included a $105 million ($162 million pretax) gain on the disposition of the Company’s equity holdings of Canary Wharf Group PLC (Canary Wharf), a London-based real estate investment. Impairment losses of $14 million ($22 million pretax) were recorded for the three months ended June 30, 2005, including an impairment loss of $13 million ($21 million pretax) related to loans made under a credit facility to a national contractor. See Note O for further details. For second quarter 2004, there were no impairments.
Net realized investment gains were $2 million for the six months ended June 30, 2005 as compared to net realized investment losses of $215 million for the six months ended June 30, 2004. The increase in the net realized investment results was due primarily to a $389 million ($622 million pretax) loss on the sale of the individual life insurance business recorded in 2004. This improvement was partially offset by reduced gains for equities securities, which was largely attributable to the 2004 gain of $105 million ($162 million pretax) on the disposition of Canary Wharf. Impairment losses of $35 million ($54 million pretax) were recorded for the six months ended June 30, 2005 across various sectors, including an impairment loss of $22 million ($34 million pretax) related to loans made under a credit facility to a national contractor. See Note O for further details. For the six months ended June 30, 2004, there were no impairment losses.
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
The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, the Company periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in Item 3 – Quantitative and Qualitative Disclosures about Market Risks included herein. Under certain economic conditions, including but not limited to a changing interest rate environment, the Company may hedge the value of the investment portfolio by utilizing derivative strategies.
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
Realized Gains and Losses

	Three Months		Six Months
Period ended June 30	2005	2004	2005	2004
(In millions)

Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$89	$88	$265	$313
Gross realized losses	(68)	(155)	(267)	(250)

Net realized gains (losses) on fixed maturity securities	21	(67)	(2)	63

Equity securities:
Gross realized gains	34	169	54	182
Gross realized losses	(9)	(3)	(15)	(5)

Net realized gains on equity securities	25	166	39	177

Net realized gains on fixed maturity and equity securities	$46	$99	$37	$240

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

Largest Realized Losses from Securities Sold at a Loss

	Six Months Ended June 30, 2005
	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale
(In millions)

Various notes and bonds issued by the United States Treasury. Volatility of interest rates prompted movement to other asset classes.	$10,932	$44	0-12+

Manufactures and sells vehicles worldwide under various brand names. The company also has financing and insurance operations. The company is experiencing inventory capacity issues. Losses relate to trades that took place to reduce issuer exposure.	324	43	0-12+

Issuer of high grade state general obligation bonds. Loss was incurred as a result of unfavorable interest rate change.	227	5	0-12

Total	$11,483	$92

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Valuation and Impairment of Investments
The following table details the carrying value of CNA’s general account investment portfolios.
Carrying Value of Investments

	June 30,		December 31,
	2005	%	2004	%
(In millions)

General account investments:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,810	5%	$4,346	11%
Asset-backed securities	10,099	25	7,788	20
States, municipalities and political subdivisions – tax-exempt	11,048	28	8,857	22
Corporate securities	6,025	15	6,513	17
Other debt securities	2,754	7	3,053	8
Redeemable preferred stock	228	1	146	—
Options embedded in convertible debt securities	118	—	234	1

Total fixed maturity securities available-for-sale	32,082	81	30,937	79

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	53	—	27	—
Asset-backed securities	125	—	125	—
Corporate securities	231	1	199	1
Other debt securities	46	—	35	—
Redeemable preferred stock	5	—	4	—

Total fixed maturity securities trading	460	1	390	1

Equity securities available-for-sale:
Common stock	299	1	260	1
Non-redeemable preferred stock	158	—	150	—

Total equity securities available-for-sale	457	1	410	1

Total equity securities trading	35	—	46	—

Short term investments available-for-sale	4,859	12	5,404	14
Short term investments trading	441	1	459	1
Limited partnerships	1,562	4	1,549	4
Other investments	44	—	36	—

Total general account investments	$39,940	100%	$39,231	100%

The Company’s general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, short-term investments, municipal bonds and corporate bonds.
Investments in the general account had a total net unrealized gain of $1,367 million at June 30, 2005 compared with $1,197 million at December 31, 2004. The unrealized position at June 30, 2005 was composed of a net unrealized gain of $1,252 million for fixed maturities and a net unrealized gain of $115 million for equity securities. The unrealized position at December 31, 2004 was composed of a net unrealized gain of $1,061 million for fixed maturities and a net unrealized gain of $136 million for equity securities.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
June 30, 2005	Cost	Gains	12 Months	12 Months	Gain
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,629	$183	$2	$—	$181
Asset-backed securities	10,034	101	28	8	65
States, municipalities and political subdivisions – tax-exempt	10,738	316	3	3	310
Corporate securities	5,630	463	53	15	395
Other debt securities	2,453	313	8	4	301
Redeemable preferred stock	228	2	2	—	—
Options embedded in convertible debt securities	118	—	—	—	—

Total fixed maturity securities available-for-sale	30,830	1,378	96	30	1,252

Total fixed maturity securities trading	460	—	—	—	—

Equity securities available-for-sale:
Common stock	203	98	2	—	96
Non-redeemable preferred stock	139	19	—	—	19

Total equity securities available-for-sale	342	117	2	—	115

Total equity securities trading	35	—	—	—	—

Total fixed maturity and equity securities	$31,667	$1,495	$98	$30	$1,367

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
December 31, 2004	Cost	Gains	12 Months	12 Months	Gain
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$4,233	$126	$13	$—	$113
Asset-backed securities	7,706	105	19	4	82
States, municipalities and political subdivisions – tax-exempt	8,699	189	28	3	158
Corporate securities	6,093	477	52	5	420
Other debt securities	2,769	295	11	—	284
Redeemable preferred stock	142	6	—	2	4
Options embedded in convertible debt securities	234	—	—	—	—

Total fixed maturity securities available-for-sale	29,876	1,198	123	14	1,061

Total fixed maturity securities trading	390	—	—	—	—

Equity securities available-for-sale:
Common stock	148	112	—	—	112
Non-redeemable preferred stock	126	24	—	—	24

Total equity securities available-for-sale	274	136	—	—	136

Total equity securities trading	46	—	—	—	—

Total fixed maturity and equity securities	$30,586	$1,334	$123	$14	$1,197

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
At June 30, 2005, the carrying value of the general account fixed maturities was $32,542 million, representing 82% of the total investment portfolio. The net unrealized position associated with the fixed maturity portfolio included $126 million in gross unrealized losses consisting of municipal securities which represented 5%, corporate bonds which represented 54%, asset-backed securities which represented 29%, and all other fixed maturity securities which represented 12%. Within corporate bonds, the largest industry sectors were consumer cyclical and industrial, which represented 37% and 18% of the gross unrealized losses. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.
The following table provides the composition of fixed maturity securities with an unrealized loss at June 30, 2005 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.
Contractual Maturity

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	1%	1%
Due after one year through five years	7	14
Due after five years through ten years	10	27
Due after ten years	19	29
Asset-backed securities	63	29

Total	100%	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The following table summarizes, for fixed maturity and equity securities in an unrealized loss position at June 30, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.
Unrealized Loss Aging

	June 30, 2005		December 31, 2004
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$5,312	$34	$7,742	$53
7-12 months	1,115	13	2,448	59
13-24 months	882	17	368	12
Greater than 24 months	102	2	2	—

Total investment grade	7,411	66	10,560	124

Non-investment grade:
0-6 months	686	42	188	7
7-12 months	76	7	69	4
13-24 months	130	11	20	2
Greater than 24 months	5	—	—	—

Total non-investment grade	897	60	277	13

Total fixed maturity securities	8,308	126	10,837	137

Equity securities:
0-6 months	79	2	4	—
7-12 months	3	—	1	—
13-24 months	2	—	1	—
Greater than 24 months	3	—	3	—

Total equity securities	87	2	9	—

Total fixed maturity and equity securities	$8,395	$128	$10,846	$137

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
The Company’s non-investment grade fixed maturity securities available-for-sale as of June 30, 2005 that were in a gross unrealized loss position had a fair value of $897 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. The Company’s Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of June 30, 2005 and December 31, 2004.
Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
June 30, 2005	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$686	$17	$13	$11	$1	$42
7-12 months	76	4	3	—	—	7
13-24 months	130	5	5	1	—	11
Greater than 24 months	5	—	—	—	—	—

Total non-investment grade	$897	$26	$21	$12	$1	$60

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
December 31, 2004	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$188	$6	$1	$—	$—	$7
7-12 months	69	3	1	—	—	4
13-24 months	20	1	1	—	—	2

Total non-investment grade	$277	$10	$3	$—	$—	$13

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at June 30, 2005. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, the Company’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, the Company has the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. The Company maintains sufficient levels of liquidity so as to not impact the asset/liability management process.
The Company’s equity securities available for sale as of June 30, 2005 that were in an unrealized loss position had a fair value of $87 million. The Company’s Impairment Committee, under the same process as followed for fixed

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
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
The general account portfolio consists primarily of high quality bonds, 91% and 93% of which were rated as investment grade (rated BBB or higher) at June 30, 2005 and December 31, 2004. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.
General Account Bond Ratings

	June 30,		December 31,
	2005	%	2004	%
(In millions)

U.S. Government and affiliated agency securities	$2,086	6%	$4,640	15%
Other AAA rated	17,966	56	14,628	47
AA and A rated	5,520	17	5,597	18
BBB rated	3,912	12	4,072	13
Below investment-grade	2,825	9	2,240	7

Total	$32,309	100%	$31,177	100%

At June 30, 2005 and at December 31, 2004, approximately 97% and 99% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or Company management.
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
The carrying value of non-traded securities at June 30, 2005 was $102 million which represents 0.3% of the Company’s total investment portfolio. These securities were in a net unrealized gain position of $64 million at June 30, 2005. Of the non-traded securities, 56% are priced by unrelated third party sources.
Included in CNA’s general account fixed maturity securities at June 30, 2005 were $10,224 million of asset-backed securities, at fair value, consisting of approximately 61% in collateralized mortgage obligations (CMOs), 19% in corporate mortgage-backed pass-through certificates, 17% in corporate asset-backed obligations, and 3% in U.S. Government agency issued pass-through certificates. The CMOs held are actively traded in liquid markets and are priced by broker-dealers.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The carrying value of the components of the general account short-term investment portfolio is presented in the following table.
Short-term Investments

	June 30,	December 31,
	2005	2004
(In millions)

Short-term investments available-for-sale:
Commercial paper	$2,371	$1,655
U.S. Treasury securities	681	2,382
Money market funds	222	174
Other	1,585	1,193

Total short-term investments available-for-sale	4,859	5,404

Short-term investments trading:
Commercial paper	45	46
U.S. Treasury securities	65	300
Money market funds	326	99
Other	5	14

Total short-term investments trading	441	459

Total short-term investments	$5,300	$5,863

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
For the six months ended June 30, 2005, net cash provided by operating activities was $844 million as compared with $683 million provided for the same period in 2004. The increase in cash provided by operating activities related primarily to a reduction in claims and expense payments, which was partially offset by decreased net premium collections in 2005 as compared with 2004. The decrease in net premium collections is primarily due to the sale of the individual life business. In addition, the Company received cash of $344 million in 2005 related to a commutation. Also impacting operating cash flows were net tax payments of $1 million in 2005 as compared with net tax refunds of $540 million in 2004.
Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.
For the six months ended June 30, 2005, net cash used by investing activities was $364 million as compared with $542 million used for the same period in 2004. Cash flows used for investing activities related principally to purchases of fixed maturity securities.
Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
For the six months ended June 30, 2005, net cash used by financing activities was $505 million as compared with $177 million used for the same period in 2004. Cash flows used for financing activities were related principally to the repayment of debt.
Debt and Other Commitments
See Note I of the Notes to the Condensed Consolidated Financial Statements for a detailed discussion of the Company’s debt. In July of 2005, CNA Surety refinanced the $30 million of outstanding borrowings under its $50 million credit agreement with a new credit facility (the “2005 Credit Facility”). The 2005 Credit Facility provides a $50 million revolving credit facility that matures on June 30, 2008. The interest rate on borrowings under the 2005 Credit Facility may be fixed, at CNA Surety’s option, for a period of one, two, three, or six months and is based on, among other rates, LIBOR plus the applicable margin. The margin, including a facility fee and utilization fee can vary based on CNA Surety’s leverage ratio (debt to total capitalization) from 1.15% to 1.45%.
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
A summary of the Company’s commitments as of June 30, 2005 is presented in the following table.
Commitments

						2010 and
June 30, 2005	2005	2006	2007	2008	2009	Beyond	Total
(In millions)

Debt (a)	$89	$414	$104	$440	$72	$1,617	$2,736
Lease obligations	33	55	47	39	29	65	268
Claim and claim expense reserves (b)	4,239	6,457	4,751	3,315	2,389	11,557	32,708
Future policy benefits reserves (c)	110	178	172	174	170	8,744	9,548
Policyholder funds reserves (c)	381	895	152	35	10	160	1,633
Guaranteed payment contracts (d)	8	15	6	—	—	—	29

Total	$4,860	$8,014	$5,232	$4,003	$2,670	$22,143	$46,922

(a)	Includes estimated future interest payments, but does not include original issue discount.

(b)	Claim and claim adjustment expense reserves are not discounted and represent the Company’s estimate of the amount and timing of the ultimate settlement and administration of claims based on its assessment of facts and circumstances known as of June 30, 2005. See the Reserves – Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $27 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)	Future policy benefits and policyholder funds reserves are not discounted and represent the Company’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of June 30, 2005. Future policy benefit reserves of $993 million and policyholder fund reserves of $56 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(d)	Primarily relating to telecommunications and software services.

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
In connection with the approval process for aspects of the reorganization and legal entity streamlining plan, the Company agreed to undergo a state regulatory financial examination of CCC and CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. Such review also includes examination of certain of the finite reinsurance contracts entered into by the Company and whether such contracts possess sufficient risk transfer characteristics necessary to qualify for accounting treatment as reinsurance. Several examination reports were issued by state regulatory authorities in the second quarter of 2005, and the remaining examination reports are expected to be issued in the third quarter of 2005.
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
Along with other companies in the industry, the Company has received subpoenas, interrogatories and inquiries: (i) from California, Connecticut, Delaware, Florida, Hawaii, Illinois, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) from the Securities and Exchange Commission (SEC), the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning finite insurance products purchased and sold by the Company; and (iii) from the New York State Attorney General concerning declinations of attorney malpractice insurance. Subsequent to issuance of its subpoena as indicated above, the SEC requested that Company produce documents and provide additional information relating to its previously referenced restatement, including its relationship with and accounting for Accord Re. The Company continues to respond to these subpoenas, interrogatories and inquiries.
In the course of complying with the above matters, during the first quarter of 2005 the Company conducted a comprehensive review of its finite reinsurance relationships, including the contracts with Accord and other reinsurers that were the subject of the previously referenced restatement. It is possible that the Company’s analyses of, or accounting treatment for, other finite reinsurance contracts could be questioned or disputed in state regulatory examinations or in connection with the subpoenas, interrogatories and inquiries recited above in relation to finite insurance products purchased and sold by the Company and the referenced restatement, and further restatements of the Company’s financial results are possible as a consequence, which could have a material adverse impact on the Company’s financial condition. See the Critical Accounting Estimates section of this MD&A for further information.

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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation – Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2005, CCC is in a positive earned surplus position, thereby enabling CCC to pay approximately $409 million in dividends for the remainder of 2005 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
CCC’s earned surplus was negative at December 31, 2004. As a result, CCC obtained approval from the Department in December of 2004 for extraordinary dividends in the amount of approximately $125 million to be used to fund the CNAF’s 2005 debt service requirements. CCC’s earned surplus was restored to a positive position, in part, as a result of a $500 million dividend received from its subsidiary, CAC, during the first quarter of 2005.
By agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.
Loews
The Series H Cumulative Preferred Issue (Series H Issue) is held by Loews and accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of June 30, 2005, the Company has $162 million of undeclared but accumulated dividends. The Series H Issue dividend amounts for the three and six months ended June 30, 2005 and 2004 have been subtracted from Net Income (Loss) to determine income (loss) available to common stockholders.
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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The table below reflects the various group ratings issued by A.M. Best, Fitch, Moody’s and S&P as of July 26, 2005 for the Property and Casualty and Life companies. The table also includes the ratings for CNAF’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings			Debt Ratings
	Property & Casualty (a)		Life (b)	CNAF	Continental
	CCC	CIC		Senior	Senior
	Group	Group	CAC	Debt	Debt
A.M. Best	A	A	A–	bbb	Not rated
Fitch	A–	A–	A–	BBB–	BBB–
Moody’s	A3	A3	Baa1	Baa3	Baa3
S&P	A–	A–	BBB+	BBB–	BBB–
(a) Fitch’s outlook for the Property & Casualty companies’ financial strength and holding company debt ratings is stable. All others are negative.
(b) A.M. Best, Fitch and Moody’s have a stable outlook while S&P has a negative outlook on the CAC rating.
On June 21, 2005, A.M. Best concluded their annual review and affirmed CNA’s debt and property and casualty financial strength ratings. The negative outlook was retained. The life company rating and stable outlook were affirmed on April 22, 2005.
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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in the Company’s insurance business, including losses and loss reserves for asbestos, environmental pollution and mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews the Company is conducting; the ongoing state regulatory examinations of the Company’s primary insurance company subsidiaries, and the Company’s responses to the results of those reviews and examinations; the Company’s expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company’s expense reduction and restructuring activities; and the Company’s proposed actions in response to trends in its business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:
•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on capital markets, and on the markets for directors and officers and errors and omissions coverages;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	effects upon insurance markets and upon industry business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•	legal and regulatory activities with respect to certain non-traditional and finite-risk insurance products, and possible resulting changes in accounting and financial reporting in relation to such products, including the Company’s restatement of financial results in May of 2005 and its relationship with Accord Re Ltd. as disclosed in connection with that restatement;

•	regulatory limitations, impositions and restrictions upon the Company, including the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s book of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew of under priced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement policies;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratio through more efficacious claims handling techniques;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in the Company’s composition of operating segments;

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

•	the possibility that the Terrorism Risk Insurance Act of 2002 will not be extended beyond the end of 2005, as a result of which the Company could incur substantial additional exposure to losses resulting from terrorist attacks, which could be increased by current state regulatory restrictions on terrorism policy exclusions and by regulatory unwillingness to approve such exclusions prospectively;

•	the occurrence of epidemics;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, mass tort, and construction defect claims;

•	whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established or approved through federal legislation, or, if established and approved, whether it will contain funding requirements in excess of the Company’s established loss reserves or carried loss reserves;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	regulatory limitations and restrictions, including limitations upon the Company’s ability to receive dividends from its insurance subsidiaries imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

•	the risks and uncertainties associated with the Company’s loss reserves as outlined in the Reserves – Estimates and Uncertainties section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

•	the possibility of further changes in the Company’s ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.
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
The sensitivity analysis estimates the decline in the fair value of the Company’s interest sensitive assets and liabilities that were held on June 30, 2005 and December 31, 2004 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points. The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at June 30, 2005 and December 31, 2004, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at June 30, 2005 and December 31, 2004, with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At June 30, 2005 and December 31, 2004, a 10% and 25% decrease in the Index would result in a $214 million and $534 million decrease in the fair value of the Company’s equity investments.
Of these amounts, under the 10% and 25% scenarios, $6 million and $13 million at June 30, 2005 and $5 million and $14 million at December 31, 2004 pertained to decreases in the fair value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the fair value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.
The following tables present the estimated effects on the fair value of the Company’s financial instruments at June 30, 2005 and December 31, 2004, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued
Market Risk Scenario 1

		Increase (Decrease)
	Market	Interest	Currency	Equity
June 30, 2005	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$32,082	$(2,043)	$(64)	$(23)
Fixed maturity securities trading	460	(5)	—	(3)
Equity securities available-for-sale	457	—	(7)	(45)
Equity securities trading	35	—	—	(3)
Short term investments available-for-sale	4,859	(5)	(39)	—
Short term investments trading	441	—	—	—
Limited partnerships	1,562	7	—	(19)
Other invested assets	41	—	—	—
Interest rate swaps	—	124	—	—
Equity indexed futures for trading securities	—	2	—	(115)
Other derivative securities	3	7	(3)	—

Total general account	39,940	(1,913)	(113)	(208)

Separate accounts:
Fixed maturity securities	490	(24)	—	—
Equity securities	54	—	—	(6)
Short term investments	19	—	—	—

Total separate accounts	563	(24)	—	(6)

Total securities	$40,503	$(1,937)	$(113)	$(214)

Debt (carrying value)	$1,751	$(97)	$—	$—

Market Risk Scenario 1

		Increase (Decrease)
	Fair	Interest	Currency	Equity
December 31, 2004	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$30,937	$(1,824)	$(88)	$(26)
Fixed maturity securities trading	390	(4)	(1)	(3)
Equity securities available-for-sale	410	—	(9)	(41)
Equity securities trading	46	—	—	(5)
Short term investments available-for-sale	5,404	(7)	(10)	—
Short term investments trading	459	—	—	—
Limited partnerships	1,549	6	—	(18)
Other invested assets	42	—	—	—
Interest rate swaps	(8)	8	—	—
Equity index futures for trading	—	2	—	(116)
Other derivative securities	2	7	(21)	—

Total general account	39,231	(1,812)	(129)	(209)

Separate accounts:
Fixed maturity securities	486	(24)	—	—
Equity securities	55	—	—	(5)
Short term investments	20	—	—	—

Total separate accounts	561	(24)	—	(5)

Total securities	$39,792	$(1,836)	$(129)	$(214)

Debt (carrying value)	$2,257	$(97)	$—	$—

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued
The following tables present the estimated effects on the fair value of the Company’s financial instruments at June 30, 2005 and December 31, 2004, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.
Market Risk Scenario 2

		Increase (Decrease)
	Market	Interest	Currency	Equity
June 30, 2005	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$32,082	$(3,052)	$(127)	$(57)
Fixed maturity securities trading	460	(7)	—	(6)
Equity securities available-for-sale	457	—	(13)	(113)
Equity securities trading	35	—	—	(9)
Short term investments available-for-sale	4,859	(8)	(79)	—
Short term securities trading	441	—	—	—
Limited partnerships	1,562	10	—	(47)
Other invested assets	41	—	—	—
Interest rate swaps	—	181	—	—
Equity indexed futures for trading	—	4	(1)	(288)
Other derivative securities	3	11	(6)	(1)

Total general account	39,940	(2,861)	(226)	(521)

Separate accounts:
Fixed maturity securities	490	(36)	—	—
Equity securities	54	—	—	(13)
Short term investments	19	—	—	—

Total separate accounts	563	(36)	—	(13)

Total securities	$40,503	$(2,897)	$(226)	$(534)

Debt (carrying value)	$1,751	$(143)	$—	$—

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
There were no significant changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information on CNA’s legal proceedings is set forth in Notes F and G of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 4. Matters Subject to a Vote of Security Holders
Set forth below is information relating to the 2005 Annual Meeting of Shareholders of the Registrant.
The annual meeting was called to order at 10:00 a.m., April 27, 2005. Represented at the meeting, in person or by proxy, were 250,351,565 shares, approximately 97.8% of the issued and outstanding shares entitled to vote.
The following business was transacted:
Election of Directors
Over 97.9% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

	Votes For	Votes Withheld

Brenda J. Gaines	249,410,698	940,867
Stephen W. Lilienthal	245,236,657	5,114,908
Paul J. Liska	245,088,763	5,262,802
Don M. Randel	249,263,428	1,088,137
Joseph Rosenberg	245,077,942	5,273,623
James S. Tisch	245,134,369	5,217,196
Preston R. Tisch	245,122,260	5,229,305
Marvin Zonis	249,041,042	1,310,523
Ratification of the appointment of Independent Certified Public Accountants
Approved 249,854,145 votes, approximately 97.6% of the votes eligible, voted to ratify the appointment of Deloitte & Touche LLP as independent certified public accountants for the Company, 477,660 votes, approximately 0.19% of the votes eligible, voted against, and shares representing 19,760 votes, approximately 0.008% of the votes eligible, abstained.
Approval of the Amendment to the CNA Financial Corporation 2000 Incentive Compensation Plan
Approved 244,595,763 votes, approximately 95.6% of the votes eligible, voted to approve the Amendment to the CNA Financial Corporation 2000 Incentive Compensation Plan, 2,070,255 votes, approximately 0.81%, voted against, shares representing 38,281 votes, approximately 0.02% of the votes eligible, abstained, and 3,647,266 votes, approximately 1.4% of the votes eligible, were broker non-votes.
Item 6. Exhibits
(a) Exhibits

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

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

CNA Financial Corporation
Dated: July 29, 2005	By	/s/ D. Craig Mense
D. Craig Mense
Chief Financial Officer