Form 10-Q
period 2005-09-30
CNA FINANCIAL CORP
filed 2005-10-28
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
     Yes ☑ No....
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes.... No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2005

Common Stock, Par value $2.50	255,963,918

CNA FINANCIAL CORPORATION
INDEX

CNA FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In millions, except share data)	2005	2004
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $31,785 and $30,266)	$32,429	$31,327
Equity securities at fair value (cost of $423 and $320)	549	456
Limited partnership investments	1,618	1,549
Other invested assets	34	36
Short-term investments at cost, which approximates fair value	7,153	5,863

Total investments	41,783	39,231
Cash	86	95
Reinsurance receivables (less allowance for uncollectible receivables of $552 and $546)	14,098	15,342
Insurance receivables (less allowance for doubtful accounts of $474 and $502)	1,875	2,065
Accrued investment income	317	297
Receivables for securities sold	635	496
Deferred acquisition costs	1,234	1,268
Prepaid reinsurance premiums	914	1,128
Federal income taxes recoverable (includes $216 and $7 due from Loews Corporation)	212	—
Deferred income taxes	908	709
Property and equipment at cost (less accumulated depreciation of $563 and $524)	230	235
Goodwill and other intangible assets	145	162
Other assets	985	815
Separate account business	554	568

Total assets	$63,976	$62,411

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$31,435	$31,523
Unearned premiums	4,343	4,522
Future policy benefits	6,181	5,883
Policyholders’ funds	1,588	1,725
Collateral on loaned securities and derivatives	2,006	918
Payables for securities purchased	1,540	288
Participating policyholders’ funds	56	63
Short term debt	52	531
Long term debt	1,699	1,726
Reinsurance balances payable	2,649	2,980
Other liabilities	2,196	2,231
Separate account business	554	568

Total liabilities	54,299	52,958

Commitments and contingencies (Notes G, H, J and L)
Minority interest	283	275

Stockholders’ equity:
Preferred stock (12,500,000 shares authorized) Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)	750	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 258,177,285 shares issued; and 255,962,718 and 255,953,958 shares outstanding)	645	645
Additional paid-in capital	1,701	1,701
Retained earnings	6,041	5,572
Accumulated other comprehensive income	384	650
Treasury stock (2,214,567 and 2,223,327 shares), at cost	(69)	(69)

	9,452	9,249
Notes receivable for the issuance of common stock	(58)	(71)

Total stockholders’ equity	9,394	9,178

Total liabilities and stockholders’ equity	$63,976	$62,411

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
Period ended September 30	2005	2004	2005	2004
(In millions, except per share data)		Restated		Restated
		See Note R		See Note R

Revenues
Net earned premiums	$1,873	$1,947	$5,684	$6,221
Net investment income	500	360	1,345	1,216
Realized investment gains (losses), net of participating policyholders’ and minority interests	67	(62)	74	(415)
Other revenues	80	73	351	227

Total revenues	2,520	2,318	7,454	7,249

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,871	1,596	4,886	4,854
Amortization of deferred acquisition costs	416	374	1,168	1,114
Other operating expenses	241	393	766	1,100
Interest	29	28	96	94

Total claims, benefits and expenses	2,557	2,391	6,916	7,162

Income (loss) before income tax and minority interest	(37)	(73)	538	87
Income tax (expense) benefit	51	52	(53)	74
Minority interest	(11)	(6)	(16)	(19)

Net income (loss)	$3	$(27)	$469	$142

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share available to common stockholders	$(0.06)	$(0.16)	$1.63	$0.37

Weighted average outstanding common stock and common stock equivalents	256.0	256.0	256.0	256.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30	2005	2004
(In millions)		Restated
		See Note R

Cash Flows from Operating Activities
Net income	$469	$142
Adjustments to reconcile net income to net cash flows provided by operating activities:
Bad debt provision for insurance and reinsurance receivables	73	70
Minority interest	16	19
Loss (gain) on disposal of property and equipment	(9)	19
Deferred income tax provision	(37)	(39)
Realized investment gains/losses, net of participating policyholders’ and minority interests	(74)	415
Equity method income	(190)	(134)
Amortization of bond (discount) premium	(84)	(1)
Depreciation	41	58
Changes in:
Receivables, net	1,361	(506)
Deferred acquisition costs	34	150
Accrued investment income	(20)	(56)
Federal income taxes payable/recoverable	(211)	472
Prepaid reinsurance premiums	214	440
Reinsurance balances payable	(331)	(257)
Insurance reserves	(106)	488
Other, net	(105)	(19)
Net purchases of trading securities	(7)	(2)

Total adjustments	565	1,117

Net cash flows provided by operating activities	1,034	1,259

Cash Flows from Investing Activities
Purchases of fixed maturity securities	(46,570)	(44,581)
Proceeds from fixed maturity securities:
Sales	42,235	35,641
Maturities, calls and redemptions	3,895	3,756
Purchases of equity securities	(360)	(365)
Proceeds from sales of equity securities	290	528
Change in short-term investments	(1,161)	3,689
Change in collateral on loaned securities and derivatives	1,088	(326)
Change in other investments	17	(79)
Purchases of property and equipment	(28)	(32)
Dispositions	12	647
Other, net	42	(27)

Net cash flows used by investing activities	(540)	(1,149)

Cash Flows from Financing Activities
Principal payments on debt	(507)	(537)
Proceeds from issuance of surplus notes	—	346
Returns and deposits of policyholder account balances on investment contracts	—	10
Other	4	3

Net cash flows used by financing activities	(503)	(178)

Net change in cash	(9)	(68)
Cash, beginning of period	95	139

Cash, end of period	$86	$71

Supplemental Disclosures of Cash Flow Information:
Cash paid (received):
Interest	$86	$67
Federal income taxes	289	(534)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNAF as of September 30, 2005.
The Company’s individual life insurance business, including its previously wholly owned subsidiary Valley Forge Life Insurance Company (VFL), was sold on April 30, 2004 to Swiss Re Life & Health America, Inc. (Swiss Re). The results of the individual life insurance business sold through the date of sale are included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2004. See Note O for further information.
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
The interim financial data as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.
Note B. Accounting Pronouncements
In December of 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 153, Exchanges of Non-Monetary Assets – an amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. Adoption of this standard did not have a significant impact on the results of operations or equity of the Company.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note C. Earnings (Loss) Per Share
Earnings (loss) per share available to common stockholders is based on weighted-average outstanding shares. Basic and diluted earnings (loss) per share are computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding for the period. The weighted average number of shares outstanding for computing basic and diluted earnings per share was 256.0 million for the three and nine months ended September 30, 2005 and 2004.
The Series H Cumulative Preferred Stock Issue (Series H Issue) is held by Loews and accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of September 30, 2005, the Company had $179 million of undeclared but accumulated dividends. The Series H Issue dividend amounts for the three and nine months ended September 30, 2005 and 2004 have been subtracted from Net Income (Loss) to determine net income (loss) available to common stockholders.
Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the net results available to common stockholders for the three months ended September 30, 2005 and 2004, were losses, after deducting undeclared preferred stock dividends, no potentially dilutive common shares were included in the computation of diluted loss per share. For the nine months ended September 30, 2005 and 2004, approximately one million shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the exercise price of these options was greater than the average market price of CNA common stock.
Earnings (Loss) Per Share

Period ended September 30	Three Months		Nine Months
(In millions, except per share amounts)	2005	2004	2005	2004

Net income (loss)	$3	$(27)	$469	$142
Less: undeclared preferred stock dividend	(17)	(16)	(52)	(48)

Net income (loss) available to common stockholders	$(14)	$(43)	$417	$94

Weighted average outstanding common stock and common stock equivalents	256.0	256.0	256.0	256.0
Effect of dilutive securities, employee stock options	—	—	—	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	256.0	256.0	256.0	256.0

Basic and diluted earnings (loss) per share available to common stockholders	$(0.06)	$(0.16)	$1.63	$0.37

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
Pro Forma Effect of SFAS 123 on Results

Period ended September 30	Three Months		Nine Months
(In millions, except per share amounts)	2005	2004	2005	2004

Net income (loss) available to common stockholders	$(14)	$(43)	$417	$94

Less: Total stock-based compensation cost determined under the fair value method, net of tax	—	—	(1)	(1)

Pro forma net income (loss) available to common stockholders	$(14)	$(43)	$416	$93

Basic and diluted earnings (loss) per share, as reported	$(0.06)	$(0.16)	$1.63	$0.37

Basic and diluted earnings (loss) per share, pro forma	$(0.06)	$(0.16)	$1.63	$0.37

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note D. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Period ended September 30	Three Months		Nine Months
(In millions)	2005	2004	2005	2004

Fixed maturity securities	$393	$396	$1,167	$1,189
Short term investments	42	14	103	39
Limited partnerships	72	26	189	131
Equity securities	6	3	18	11
Income (loss) from trading portfolio (a)	41	(21)	25	13
Interest on funds withheld and other deposits	(50)	(54)	(139)	(157)
Other	5	4	16	15

Gross investment income	509	368	1,379	1,241
Investment expense	(9)	(8)	(34)	(25)

Net investment income	$500	$360	$1,345	$1,216

(a) The change in net unrealized gains (losses) on trading securities, included in net investment income, was $3 million and $(4) million for the three and nine months ended September 30, 2005 and $(4) million and $(2) million for the three and nine months ended September 30, 2004.
The components of realized investment results for available-for-sale securities are presented in the following table.
Realized Investment Gains (Losses)

Period ended September 30	Three Months		Nine Months
(In millions)	2005	2004	2005	2004

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$2	$4	$(10)	$13
Corporate and other taxable bonds	9	(35)	(36)	(2)
Tax-exempt bonds	4	42	38	23
Asset-backed bonds	7	9	18	44
Redeemable preferred stock	—	6	10	11

Total fixed maturity securities	22	26	20	89
Equity securities	6	10	45	187
Derivative securities	53	(105)	34	(88)
Short term investments	1	—	1	—
Other, including disposition of businesses net of participating policyholders’ interest	(15)	10	(28)	(594)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	67	(59)	72	(406)
Allocated to participating policyholders’ and minority interest	—	(3)	2	(9)

Realized investment gains (losses)	$67	$(62)	$74	$(415)

Realized investment gains were $67 million for the three months ended September 30, 2005 as compared to realized investment losses of $62 million for the three months ended September 30, 2004. The increase in realized gains was primarily driven by favorable results in derivative securities and improved results in corporate and other taxable bonds, partially offset by less favorable results from tax-exempt bonds. Impairment losses of $17 million and $19 million were recorded for the three months ended September 30, 2005 and 2004.
Realized investment gains were $74 million for the nine months ended September 30, 2005 as compared to realized investment losses of $415 million for the nine months ended September 30, 2004. The improvement in the realized

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
investment results was due primarily to a $622 million pretax loss on the sale of the individual life insurance business in 2004. This improvement was partially offset by reduced gains for equities securities, which was largely attributable to the 2004 gain of $162 million pretax on the disposition of Canary Wharf. Impairment losses of $71 million were recorded for the nine months ended September 30, 2005 across various sectors, including an impairment loss of $34 million related to loans made under a credit facility to a national contractor. See Note P for further details. Impairment losses were $19 million for other-than-temporary declines in fair value for fixed maturity and equity securities for the nine months ended September 30, 2004.
Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
September 30, 2005	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$3,182	$124	$18	$1	$105
Asset-backed securities	10,616	42	102	14	(74)
States, municipalities and political subdivisions – tax-exempt	8,945	181	44	7	130
Corporate securities	5,722	326	70	14	242
Other debt securities	2,697	255	14	2	239
Redeemable preferred stock	212	4	2	—	2
Options embedded in convertible debt securities	1	—	—	—	—

Total fixed maturity securities available-for-sale	31,375	932	250	38	644

Total fixed maturity securities trading	410	—	—	—	—

Equity securities available-for-sale:
Common stock	171	112	2	—	110
Non-redeemable preferred stock	210	16	—	—	16

Total equity securities available-for-sale	381	128	2	—	126

Total equity securities trading	42	—	—	—	—

Total fixed maturity and equity securities	$32,208	$1,060	$252	$38	$770

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
December 31, 2004	Cost	Gains	12 Months	12 Months	Gain
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$4,233	$126	$13	$—	$113
Asset-backed securities	7,706	105	19	4	82
States, municipalities and political subdivisions – tax-exempt	8,699	189	28	3	158
Corporate securities	6,093	477	52	5	420
Other debt securities	2,769	295	11	—	284
Redeemable preferred stock	142	6	—	2	4
Options embedded in convertible debt securities	234	—	—	—	—

Total fixed maturity securities available-for-sale	29,876	1,198	123	14	1,061

Total fixed maturity securities trading	390	—	—	—	—

Equity securities available-for-sale:
Common stock	148	112	—	—	112
Non-redeemable preferred stock	126	24	—	—	24

Total equity securities available-for-sale	274	136	—	—	136

Total equity securities trading	46	—	—	—	—

Total fixed maturity and equity securities	$30,586	$1,334	$123	$14	$1,197

Note E. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments follows.
Derivative Financial Instruments Recognized Gains (Losses)

	Three Months		Nine Months
Period ended September 30	2005	2004	2005	2004
(In millions)

General account
Swaps	$52	$3	$32	$26
Futures purchased	31	(25)	5	3
Futures sold, not yet purchased	1	(107)	1	(113)
Forwards	—	(2)	1	(1)
Forwards sold, not yet purchased	—	(1)	—	4
Commitments to purchase government and municipal securities	—	—	—	(12)
Equity warrants	—	—	—	1
Options purchased	(1)	(1)	(2)	(1)
Options written	1	—	2	2
Collateralized debt obligation liabilities	—	1	—	5
Options embedded in convertible debt securities	(6)	(48)	(33)	(33)

Total	$78	$(180)	$6	$(119)

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Derivative Financial Instruments

	Contractual/	Estimated	Estimated
September 30, 2005	Notional	Fair Value	Fair Value
(In millions)	Amount	Asset	(Liability)

General account
Swaps	$1,581	$—	$(2)
Futures purchased	1,179	2	—
Futures sold, not yet purchased	127	—	—
Forwards purchased	42	—	—
Forwards sold, not yet purchased	41	—	—
Commitments to purchase government and municipal securities	22	—	—
Commitments to sell government and municipal securities	35	—	—
Equity warrants	6	2	—
Options purchased	87	—	—
Options written	88	—	—
Options embedded in convertible debt securities	12	1	—

Total	$3,220	$5	$(2)

Separate accounts
Options written	$4	$—	$—

Total	$4	$—	$—

	Contractual/	Estimated	Estimated
December 31, 2004	Notional	Fair Value	Fair Value
(In millions)	Amount	Asset	(Liability)

General account
Swaps	$489	$—	$(8)
Futures purchased	1,230	—	(1)
Futures sold, not yet purchased	124	—	—
Forwards purchased	139	1	—
Forwards sold, not yet purchased	9	—	—
Commitments to purchase government and municipal securities	25	—	—
Equity warrants	11	1	—
Options purchased	103	1	—
Options written	102	—	—
Options embedded in convertible debt securities	701	234	—

Total	$2,933	$237	$(9)

Separate accounts
Options written	$9	$—	$—

Total	$9	$—	$—

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
The Loews consolidated Federal income tax returns have been settled with the Internal Revenue Service (IRS) through 2001 as the tax returns for 1998-2001, including related carryback claims and prior claims for refund, were approved by the Joint Committee on Taxation in the second quarter of 2005. As a result, the Company has recorded a Federal income tax benefit of $36 million and net refund interest of $79 million, net of tax, in the second quarter of 2005. The tax benefit related primarily to the release of Federal income tax reserves.
The Company has paid Loews $37 million related to the net tax deficiency for the 1998-2001 tax returns and has received from Loews $121 million related to net refund interest. The net refund interest is included in Other Revenues on the Condensed Consolidated Statements of Operations and is reflected in the Corporate and Other Non-Core segment.
The Federal income tax returns for 2002 through 2004 are currently under examination by the IRS. The Company believes the outcome of this examination will not have a material effect on the financial condition or results of operations of the Company.
Note G. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
On August 1, 2005, CNAF and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs in this litigation allege improprieties in the payment of contingent commissions to brokers and bid rigging in connection with the sale of various lines of insurance. The plaintiffs further allege the existence of a conspiracy and assert claims for federal and state antitrust law violations, for violations of the federal Racketeer Influenced and Corrupt Organizations Act and for recovery under various state common law theories. This litigation is in its early stages. The Company intends to vigorously contest and defend against plaintiffs’ claims.
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
Asbestos, Environmental Pollution and Mass Tort (APMT) Reserves
CNA is also a party to litigation and claims related to APMT cases arising in the ordinary course of business. See Note H for further discussion.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company. Catastrophe losses, net of reinsurance, were $437 million and $258 million for the three months ended September 30, 2005 and 2004 and $443 million and $271 million for the nine months ended September 30, 2005 and 2004. The catastrophe losses in 2005 related primarily to Hurricanes Katrina, Dennis, Ophelia and Rita. The 2005 loss estimate was developed after consideration of reported claims, the insured values of properties in the affected areas, modeled losses, industry loss estimates and the Company’s reinsurance coverage. Because of the nature of the four hurricanes, the estimate involves significant judgment due in part to the limited ability to access portions of the affected area, legal and regulatory uncertainties, the complexity of factors contributing to the losses and the preliminary nature of the information available. Accordingly, there can be no assurance that CNA’s ultimate cost for these catastrophes will not exceed this estimate. The catastrophe losses in 2004 related primarily to Hurricanes Charley, Frances, Ivan and Jeanne.
Commercial catastrophe losses, gross of reinsurance, were $797 million and $280 million for the three months ended September 30, 2005 and 2004 and $803 million and $293 million for the nine months ended September 30, 2005 and 2004. See Note I for further discussion of the Company’s catastrophe reinsurance program.
Claim and claim adjustment expense reserves are presented net of amounts due from insureds related to losses under high deductible policies. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts for insurance receivables.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following tables summarize the gross and net carried reserves as of September 30, 2005 and December 31, 2004.
September 30, 2005

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves			Life and	Corporate
	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total

Gross Case Reserves	$6,764	$1,820	$2,714	$3,477	$14,775
Gross IBNR Reserves	8,023	3,287	782	4,568	16,660

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,787	$5,107	$3,496	$8,045	$31,435

Net Case Reserves	$4,289	$1,214	$1,442	$1,483	$8,428
Net IBNR Reserves	5,756	2,339	386	1,684	10,165

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,045	$3,553	$1,828	$3,167	$18,593

December 31, 2004

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves			Life and	Corporate
	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total

Gross Case Reserves	$6,904	$1,659	$2,800	$3,806	$15,169
Gross IBNR Reserves	7,398	3,201	880	4,875	16,354

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,302	$4,860	$3,680	$8,681	$31,523

Net Case Reserves	$4,761	$1,191	$1,394	$1,588	$8,934
Net IBNR Reserves	4,547	2,042	430	1,691	8,710

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,308	$3,233	$1,824	$3,279	$17,644

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
The Company’s ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by the Company. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.
Asbestos and Environmental Pollution and Mass Tort Reserves

	September 30, 2005		December 31, 2004
		Environmental		Environmental
		Pollution and		Pollution and
(In millions)	Asbestos	Mass Tort	Asbestos	Mass Tort

Gross reserves	$3,072	$634	$3,218	$755
Ceded reserves	(1,493)	(232)	(1,532)	(258)

Net reserves	$1,579	$402	$1,686	$497

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
As of September 30, 2005 and December 31, 2004, CNA carried approximately $1,579 million and $1,686 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $8 million and $44 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2005 and 2004. The unfavorable net prior year development for the nine months ended September 30, 2004 was primarily related to a commutation. The Company paid asbestos-related claims, net of reinsurance recoveries, of $115 million and $104 million for the nine months ended September 30, 2005 and 2004.
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
CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (Keasbey) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling was affirmed on March 31, 2005 by Appellate Division, First Department. The trial in the Keasbey coverage action continues. It is unclear when the Company will have a decision from the trial court. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether the Company’s responsibilities extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; and (h) the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. (Burns & Roe). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The parties in the litigation are seeking a declaration of the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. The litigation has been stayed since May 14, 2003 pending resolution of the bankruptcy proceedings. A confirmation hearing in the bankruptcy proceeding has been scheduled for April 2006. With respect to the Burns & Roe litigation and the pending bankruptcy proceeding, numerous unresolved factual and legal issues will impact the ultimate exposure to the Company. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 77,708 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by the Company. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by the Company contain aggregate limits of liability; (b) whether the Company’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of the Company’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by the Company for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Suits have also been initiated directly against two CNA companies and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 75 Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs. (E.g. Varner v. Ford Motor Co., (Ohio Ct. Common Pl., filed June 12, 2003); Peplowski v. ACE American Ins. Co., (N.D. Ohio, filed April 1, 2004)) and Cross v. Garlock, Inc. (Ohio Ct. Common Pl., filed September 1, 2004)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no basis for spoliation, conspiracy and concert of action claims. That ruling was recently affirmed on appeal. Budd v. Am. Std., Inc., No. 84829 (Ohio Ct. App. May 26, 2005). The Cuyahoga County court has continued to dismiss substantially similar types of complaints and plaintiffs have either failed to appeal the dismissals or have voluntarily dismissed their appeals. Nonetheless, plaintiffs continue to file additional similar suits. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Similar lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (E.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and the Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. Recently, a different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 28, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against five specifically named asbestos defendants. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflected two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005 and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint greatly expands the scope of the action against the insurers, including CCC. Under the Amended Complaint, the defendant insurers, including CCC have now been sued for alleged violations of the UTPA in connection with handling and resolving asbestos personal injury and wrongful death claims in West Virginia courts against all their insureds if those claims were resolved before June 30, 2001. CCC, along with other insurer defendants removed the Adams case to Federal court, Adams v. Ins. Co. of North America (INA) et al. (S.D. W. Va. No. 2:05-CV-0527). A motion by plaintiffs to remand the case to state courts is pending. Numerous factual and legal issues remain to be resolved that are critical to the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to the Company’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; (g) the appropriateness of the case for class action treatment; and (h) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. The vast majority of these claims relate to accident years 1989 and prior, which coincides with CNA’s adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.
As of September 30, 2005 and December 31, 2004, CNA carried approximately $402 million and $497 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $3 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the nine months ended September 30, 2005. No development was recorded for the nine months ended September 30, 2004. The Company recorded $15 million and $10 million of current accident year losses related to mass tort for the nine months ended September 30, 2005 and 2004. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $113 million and $79 million for the nine months ended September 30, 2005 and 2004.
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
In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and that continued at a far lesser rate in 2004 and 2005. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede the Company’s ability to estimate its ultimate liability for such claims.
Net Prior Year Development
Unfavorable net prior year development of $216 million was recorded for the nine months ended September 30, 2005. This amount consisted of $344 million of unfavorable claim and allocated claim adjustment expense reserve development and $128 million of favorable premium development. Unfavorable net prior year development of $111 million was recorded for the nine months ended September 30, 2004. This amount consisted of $222 million of unfavorable claim and allocated claim adjustment expense reserve development and $111 million of favorable premium development.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The Company records favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties has been fully utilized, the ceded premiums and losses for an individual segment may change because of the re-estimation of the subject losses. See Note I for further discussion of the corporate aggregate reinsurance treaties.
For the nine months ended September 30, 2005, the Company recorded unfavorable net prior year development of $17 million related to the corporate aggregate reinsurance treaties, consisting of $13 million of unfavorable development in Standard Lines, $6 million of favorable development in Specialty Lines and $10 million of unfavorable development in Corporate and Other Non-Core. There was no significant development related to the corporate aggregate reinsurance treaties for the nine months ended September 30, 2004.
The following includes the net prior year development recorded for the Standard Lines, Specialty Lines and Corporate and Other Non-Core segments. Favorable net prior year development in the Life and Group Non-Core segment for the nine months ended September 30, 2005 and September 30, 2004 was $11 million and $12 million.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Net Prior Year Development
			Corporate
For the nine months ended September 30, 2005	Standard	Specialty	and Other
(In millions)	Lines	Lines	Non-Core	Total

Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:

Core (Non-APMT)	$183	$56	$57	$296
APMT	—	—	11	11

Total	183	56	68	307
Ceded losses related to corporate aggregate reinsurance treaties	19	(25)	6	—

Pretax unfavorable net prior year development before impact of premium development	202	31	74	307

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(99)	(9)	11	(97)
Ceded premiums related to corporate aggregate reinsurance treaties	(6)	19	4	17

Total premium development	(105)	10	15	(80)

Total unfavorable net prior year development (pretax)	$97	$41	$89	$227

Net Prior Year Development
			Corporate
For the nine months ended September 30, 2004	Standard	Specialty	and Other
(In millions)	Lines	Lines	Non-Core	Total

Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:

Core (Non-APMT)	$107	74	$9	$190
APMT	—	—	44	44

Total	107	74	53	234
Ceded losses related to corporate aggregate reinsurance treaties	4	(9)	5	—

Pretax unfavorable net prior year development before impact of premium development	111	65	58	234

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(97)	(29)	15	(111)
Ceded premiums related to corporate aggregate reinsurance treaties	(1)	3	(2)	—

Total premium development	(98)	(26)	13	(111)

Total unfavorable net prior year development (pretax)	13	39	71	$123

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Standard Lines
Unfavorable net prior year development of $97 million was recorded for the nine months ended September 30, 2005. This amount consisted of $202 million of unfavorable claim and allocated claim adjustment expense development and $105 million of favorable premium development. Unfavorable net prior year development of $13 million was recorded for the nine months ended September 30, 2004. This amount consisted of $111 million of unfavorable claim and allocated claim adjustment expense reserve development and $98 million of favorable premium development.
2005 Net Prior Year Development
Approximately $141 million of unfavorable net prior year claim and allocated claim adjustment expense development resulted from increased severity trends for workers compensation, primarily in accident years 2002 and prior.
Approximately $135 million of favorable net prior year claim and allocated claim adjustment expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004.
Approximately $90 million of unfavorable net prior year claim and allocated claim adjustment expense development and $83 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties.
Approximately $76 million of unfavorable net prior year claim and allocated claim adjustment expense development was attributed to increased severity in liability coverages for large account policies.
Approximately $51 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. The remainder of the favorable net prior year claim and allocated claim adjustment expense development was primarily a result of improved experience on several coverages on middle market business mainly in accident year 2004.
Favorable net prior year premium development was recorded primarily as a result of additional premium resulting from audits and endorsements on recent policies, primarily workers compensation.
Additionally, there was $19 million of unfavorable net prior year claim and allocated claim adjustment expense development and $6 million of favorable premium development related to the corporate aggregate reinsurance treaties.
2004 Net Prior Year Development
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
In the third quarter of 2004, approximately $15 million of unfavorable net prior claim and allocated claim adjustment expense development was recorded in relation to the Company’s share of the National Workers Compensation Reinsurance Pool (NWCRP). During the third quarter of 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement was a higher allocation to the remaining pool members, including the Company.
Specialty Lines
Unfavorable net prior year development of $41 million was recorded for the nine months ended September 30, 2005. This amount consisted of $31 million of unfavorable claim and allocated claim adjustment expense development and $10 million of unfavorable premium development. Unfavorable net prior year development of $39 million was recorded for the nine months ended September 30, 2004. This amount consisted of $65 million of unfavorable claim and allocated claim adjustment expense reserve development and $26 million of favorable premium development.
2005 Net Prior Year Development
Approximately $60 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Favorable net prior year premium development of approximately $10 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense development.
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
Approximately $17 million of favorable net prior year claim and allocated claim adjustment expense development was recorded due to lower severity in the dental program.
Approximately $24 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. The remainder of the favorable net prior year claim and allocated claim adjustment expense development was primarily attributed to favorable experience in the warranty line of business, partially offset by unfavorable net prior year claim and allocated claim adjustment expense development attributed to other large D&O claims.
Additionally, there was approximately $25 million of favorable net prior year claim and allocated claim adjustment expense development and $19 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in the first nine months of 2005.
2004 Net Prior Year Development
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Corporate and Other Non-Core
Unfavorable net prior year development of $89 million was recorded for the nine months ended September 30, 2005. This amount consisted of $74 million of unfavorable claim and allocated claim adjustment expense development and $15 million of unfavorable premium development. Unfavorable net prior year development of $71 million was recorded for the nine months ended September 30, 2004. This amount consisted of $58 million of unfavorable claim and allocated claim adjustment expense reserve development and $13 million of unfavorable premium development.
2005 Net Prior Year Development
Approximately $56 million of unfavorable claim and allocated claim adjustment expense development was a result of a commutation recorded in the second quarter of 2005. Approximately $6 million of unfavorable claim and allocated claim adjustment expense development was related to the corporate aggregate reinsurance treaties. The unfavorable premium development was primarily driven by $10 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $4 million of additional premium ceded to the corporate aggregate reinsurance treaties.
2004 Net Prior Year Development
The net prior year development recorded for 2004 related to commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable net prior year development partially offset by a release of a previously established allowance for uncollectible reinsurance.
Note I. Reinsurance
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table summarizes the amounts receivable from reinsurers at September 30, 2005 and December 31, 2004.

Components of reinsurance receivables	September 30, 2005	December 31, 2004
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$12,842	$13,879
Ceded future policy benefits	1,213	1,260
Ceded policyholders’ funds	59	65
Billed reinsurance receivables	536	684

Reinsurance receivables	14,650	15,888
Allowance for uncollectible reinsurance	(552)	(546)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$14,098	$15,342

The Company has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $552 million and $546 million at September 30, 2005 and December 31, 2004. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” in the Condensed Consolidated Statements of Operations.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The effects of reinsurance on earned premiums are shown in the following table.
Components of Earned Premiums

Three months ended September 30	Direct	Assumed	Ceded	Net
(In millions)

2005
Property and casualty	$2,548	$13	$856	$1,705
Accident and health	245	18	96	167
Life	27	—	26	1

Total earned premiums	$2,820	$31	$978	$1,873

2004
Property and casualty	$2,666	$36	$905	$1,797
Accident and health	260	19	130	149
Life	46	—	45	1

Total earned premiums	$2,972	$55	$1,080	$1,947

Nine months ended September 30	Direct	Assumed	Ceded	Net
(In millions)

2005
Property and casualty	$7,600	$72	$2,526	$5,146
Accident and health	805	42	311	536
Life	109	—	107	2

Total earned premiums	$8,514	$114	$2,944	$5,684

2004
Property and casualty	$8,059	$163	$2,663	$5,559
Accident and health	919	45	421	543
Life	369	—	250	119

Total earned premiums	$9,347	$208	$3,334	$6,221

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
Catastrophe Reinsurance
The anticipated reinsurance recoveries related to Hurricane Katrina assume significant utilization of the Company’s Corporate Property Catastrophe, Corporate Property Per Risk and Marine reinsurance treaties. The Corporate Property Catastrophe treaty provides 90% coverage for the accumulation of losses between $200 million and $500 million arising out of a single catastrophe occurrence. Coverage under this treaty was fully utilized for Hurricane Katrina. After payment of a reinstatement premium, the Company has coverage for one additional occurrence under this treaty. The Corporate Property Per Risk treaty limits the Company’s loss on an individual insured property to $10 million, subject to certain limitations and aggregate limits contained in the treaty. The Company’s Marine treaty provides $75 million of protection above a $10 million retention on the accumulation of losses arising out of a single catastrophe occurrence. After payment of reinstatement premiums, the Company has almost full ongoing coverage under these treaties.
In addition to these reinsurance treaties, the Company’s exposure to Hurricane Rita is further mitigated by an Aggregate Property Catastrophe treaty. This treaty was purchased to obtain reinsurance protection against the aggregation of losses from multiple catastrophic events. The Aggregate Property Catastrophe treaty covers 95% of $150 million of losses above a retention of $100 million from named earthquake or wind storm catastrophes which exceed $25 million in 2005. For any single event, the maximum that can be applied to the Company’s retention or recovered under the treaty is $80 million. The Company has approximately $45 million of available recoveries from this treaty in the event its estimate of gross losses from Hurricane Rita increases in the future.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table summarizes the pretax impact of these contracts, including the corporate aggregate reinsurance treaties discussed in further detail below. In 2003, the Company discontinued purchases of such contracts.

Three months ended September 30	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

2005
Ceded earned premium	$1	$—	$(9)	$(8)
Ceded claim and claim adjustment expense	—	—	15	15
Ceding commissions	—	—	3	3
Interest charges	(15)	(17)	(16)	(48)

Pretax expense	$(14)	$(17)	$(7)	$(38)

2004
Ceded earned premium	$3	$—	$(21)	$(18)
Ceded claim and claim adjustment expense	—	—	29	29
Ceding commissions	—	—	(2)	(2)
Interest charges	(19)	(12)	(22)	(53)

Pretax expense	$(16)	$(12)	$(16)	$(44)

Nine months ended September 30	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

2005
Ceded earned premium	$(17)	$—	$56	$39
Ceded claim and claim adjustment expense	—	—	(52)	(52)
Ceding commissions	—	—	(27)	(27)
Interest charges	(57)	(49)	(26)	(132)

Pretax expense	$(74)	$(49)	$(49)	$(172)

2004
Ceded earned premium	$—	$—	$(13)	$(13)
Ceded claim and claim adjustment expense	—	—	12	12
Ceding commissions	—	—	1	1
Interest charges	(61)	(34)	(55)	(150)

Pretax expense	$(61)	$(34)	$(55)	$(150)

Included in “All Other” above for the nine months ended September 30, 2005 is approximately $24 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact from the arbitration ruling of $10 million pretax expense for the nine months ended September 30, 2005.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The pretax impact by operating segment of the Company’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties was as follows:

Period ended September 30	Three Months		Nine Months
(In millions)	2005	2004	2005	2004

Standard Lines	$(24)	$(38)	$(120)	$(118)
Specialty Lines	(3)	4	(10)	—
Corporate and Other	(11)	(10)	(42)	(32)

Pretax expense	$(38)	$(44)	$(172)	$(150)

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $2,225 million and $2,564 million at September 30, 2005 and December 31, 2004. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.
The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.
Corporate Aggregate Reinsurance Treaties
The Company has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which required additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. Also, if an additional aggregate loss ratio threshold is exceeded, additional premiums of 10% of amounts in excess of the aggregate loss ratio threshold are to be paid retroactively with interest. The aggregate limits under both sections of the Aggregate Cover have been fully utilized.
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
On July 12, 2005, CNA received arbitration notices from several insurance affiliates of Hannover Reinsurance Group (Hannover) related to the Aggregate Cover and two additional finite reinsurance treaties written by Hannover. Among the contract interpretation issues in dispute are the allocation of losses to accident year under the first section of the Aggregate Cover, the timing of deductions from the funds withheld account for all of the treaties, the timing of deductions from a reserve account for one of the treaties, and coverage for certain self-insured obligations under one of the treaties. The Company intends to vigorously defend its interpretation of the contracts. If Hannover’s position on all issues were to be sustained, the Company estimates that it would incur additional ceded premium and interest charges of $50 million to $70 million after-tax.
Note J. Debt
Debt is composed of the following obligations.
Debt

	September 30,	December 31,
(In millions)	2005	2004

Variable rate debt:
Credit Facility — CNA Surety, due June 30, 2008	$30	$—
Debenture, CNA Surety, face amount of $31, due April 29, 2034	30	30
Credit Facility — CNA Surety due September, 30, 2005	—	25
Term Loan — CNA Surety, due September 30, 2005	—	10
Senior notes:
6.500%, face amount of $493, due April 15, 2005	—	493
6.750%, face amount of $250, due November 15, 2006	250	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	69
5.850%, face amount of $549, due December 15, 2014	546	546
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, CNAF, 7.250%, face amount of $243, due November 15, 2023	241	241

Other debt, 1.000%-6.850%, due through 2019	38	47

Surplus Note:
Encompass Insurance Company of America (EICA) Surplus Note, face amount of $50, due March 31, 2006	50	50

Total debt	$1,751	$2,257

Short term debt	$52	$531
Long term debt	1,699	1,726

Total debt	$1,751	$2,257

In July of 2005, CNA Surety, a 63% owned and consolidated subsidiary of CNA, refinanced the $30 million of outstanding borrowings under its $50 million credit agreement with a new credit facility (the “2005 Credit Facility”). The 2005 Credit Facility provides a $50 million revolving credit facility that matures on June 30, 2008. The terms of the borrowings under the 2005 Credit Facility may be fixed, at CNA Surety’s option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, LIBOR plus the applicable margin.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The margin, including a facility fee and utilization fee, can vary based on CNA Surety’s leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin was 1.30% at September 30, 2005. As of September 30, 2005, the weighted average interest rate on the 2005 Credit Facility was 4.98% on the $30 million of outstanding borrowings.
The 2005 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least “A-” by A.M. Best Co. for each of CNA Surety’s insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375 million and c) minimum fixed charge coverage ratio of 2.5 times. CNA Surety is in compliance with all covenants as of September 30, 2005.
The Company retired its $493 million 6.5% senior notes on April 15, 2005.
In May of 2004, CNA Surety issued privately through a wholly-owned trust, $30 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a thirty-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (Issuer Trust). The sole asset of the Issuer Trust consists of a $31 million junior subordinated debenture issued by CNA Surety to the Issuer Trust. The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of September 30, 2005, the interest rate on the junior subordinated debenture was 7.17%.
The combined aggregate maturities for debt at September 30, 2005 are presented in the following table.
Maturity of Debt

(In millions)

2005	$1
2006	303
2007	11
2008	383
2009	3
Thereafter	1,059
Less original issue discount	(9)

Total	$1,751

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
The components of net periodic benefit costs are presented in the following table.
Net Periodic Benefit Costs

Period ended September 30	Three Months		Nine Months
(In millions)	2005	2004	2005	2004

Pension Benefits
Service cost	$6	$8	$20	$32
Interest cost on projected benefit obligation	33	30	105	151
Expected return on plan assets	(37)	(30)	(114)	(157)
Prior service cost amortization	1	—	2	2
Actuarial loss	4	4	15	14

Net periodic pension cost	$7	$12	$28	$42

Postretirement benefits
Service cost	$1	$1	$2	$5
Interest cost on projected benefit obligation	3	3	8	22
Prior service cost amortization	(7)	(4)	(21)	(21)
Actuarial loss	1	1	3	4

Net periodic postretirement cost (benefit)	$(2)	$1	$(8)	$10

At December 31, 2004, CNA expected to contribute $7 million to its pension plans and $14 million to its postretirement healthcare and life insurance benefit plans in 2005. As of September 30, 2005, $56 million of contributions have been made to its pension plans and $10 million to its postretirement healthcare and life insurance benefit plans. CNA plans to contribute an additional $1 million to its pension plans and $4 million to its postretirement healthcare and life insurance benefit plans during the remainder of 2005.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note L. Commitments, Contingencies and Guarantees
Commitments and Contingencies
In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of September 30, 2005 and December 31, 2004, there were approximately $22 million and $35 million of outstanding letters of credit.
The Company is obligated to make future payments totaling $255 million for non-cancelable operating leases expiring from 2005 through 2015 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $17 million in 2005; $52 million in 2006; $44 million in 2007; $36 million in 2008; $29 million in 2009; and $77 million in 2010 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $30 million. Estimated future minimum payments under these contracts are as follows: $8 million in 2005; $15 million in 2006; and $7 million in 2007.
The Company currently has an agreement in place for services to be rendered in relation to employee benefits, administration and consulting. If the Company terminates this agreement without cause, or the agreement is terminated due to the Company’s default, prior to the end of any renewal term, the Company shall pay the greater of fifteen percent of the average monthly fees related to such services for the remainder of the term, or the specified minimum termination fee for the year. The minimum termination fee for the year ending December 31, 2005 is $8 million.
As of September 30, 2005 and December 31, 2004, the Company had committed approximately $213 million and $104 million for future capital calls from various third-party limited partnership investments in exchange for an additional ownership interest in the related partnership.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of September 30, 2005 and December 31, 2004, the Company had commitments to purchase $46 million and $41 million and sell $18 million and $2 million of various bank loan participations. When loan participations purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Balance Sheet, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of September 30, 2005 and December 31, 2004, the Company had obligations on unfunded bank loan participations in the amount of $14 million and $3 million.
In the normal course of investing activities, CCC had committed approximately $51 million as of September 30, 2005 and December 31, 2004 to future capital calls from certain of its unconsolidated affiliates in exchange for an additional ownership interest in such affiliates.
CNAF’s $750 million Series H Issue preferred stock accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of September 30, 2005, the Company had $179 million of undeclared but accumulated dividends. Loews owns 100% of the Series H Issue preferred stock.
Guarantees
CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees is approximately $7 million at September 30, 2005.

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at September 30, 2005 that the Company could be required to pay under this guarantee are approximately $253 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.
CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $6 million at September 30, 2005.
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2005, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $940 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2005, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. The Company recorded approximately $21 million of other liabilities related to these indemnification agreements as of September 30, 2005 and December 31, 2004.
In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety issued a guarantee of $75 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30 million of preferred securities. See Note J for further description of debentures issued by CNA Surety, which are the sole assets of CNA Surety Capital Trust I.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note M. Comprehensive Income (Loss)
Comprehensive income (loss) is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.
Comprehensive Income (Loss)

Period ended September 30	Three Months		Nine Months
(In millions)	2005	2004	2005	2004

Net income (loss)	$3	$(27)	$469	$142

Other comprehensive income (loss):
Net change in unrealized gains/losses on general account investments, net of tax benefit (expense) of $209, $(325), $150 and $72	(389)	605	(278)	(134)
Net change in unrealized gains/losses on separate accounts and other, net of tax benefit (expense) of $13, $(4), $13 and $16	8	1	7	(53)
Foreign currency translation adjustment	10	(4)	(8)	(17)
Allocation to participating policyholders’ and minority interests	13	(2)	13	15

Other comprehensive income (loss), net of tax (expense) benefit of $222, $(329), $163 and $88	(358)	600	(266)	(189)

Total comprehensive income (loss)	$(355)	$573	$203	$(47)

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the three months ended				Corporate
September 30, 2005	Standard	Specialty	Life and Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Net earned premiums	$1,080	$628	$169	$(1)	$(3)	$1,873
Net investment income	186	74	179	61	—	500
Other revenues	26	34	20	16	(16)	80

Total operating revenues	1,292	736	368	76	(19)	2,453

Claims, benefits and expenses:
Net incurred claims and benefits	1,148	366	342	12	—	1,868
Policyholders’ dividends	4	1	(1)	(1)	—	3
Amortization of deferred acquisition costs	281	128	5	2	—	416
Other insurance related expenses	76	45	69	(4)	(3)	183
Other operating expenses	23	28	13	39	(16)	87

Total claims, benefits and expenses	1,532	568	428	48	(19)	2,557

Operating income (loss) before income tax and minority interest	(240)	168	(60)	28	—	(104)
Income tax (expense) benefit on operating income (loss)	100	(53)	25	4	—	76
Minority interest	(4)	(7)	—	—	—	(11)

Net operating income (loss)	(144)	108	(35)	32	—	(39)

Realized investment gains (losses), net of participating policyholders’ and minority interests	51	16	(2)	2	—	67

Income tax (expense) benefit on realized investment gains (losses)	(18)	(5)	1	(3)	—	(25)

Net income (loss)	$(111)	$119	$(36)	$31	$—	$3

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the three months ended				Corporate
September 30, 2004	Standard	Specialty	Life and Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Net earned premiums	$1,183	$576	$182	$10	$(4)	$1,947
Net investment income	125	61	109	65	—	360
Other revenues	32	36	12	9	(16)	73

Total operating revenues	1,340	673	303	84	(20)	2,380

Claims, benefits and expenses:
Net incurred claims and benefits	951	361	245	34	—	1,591
Policyholders’ dividends	8	2	(4)	(1)	—	5
Amortization of deferred acquisition costs	247	112	11	4	—	374
Other insurance related expenses	239	46	61	(8)	(4)	334
Other operating expenses	25	29	17	32	(16)	87

Total claims, benefits and expenses	1,470	550	330	61	(20)	2,391

Operating income (loss) before income tax and minority interest	(130)	123	(27)	23	—	(11)
Income tax (expense) benefit on operating income (loss)	58	(39)	14	(1)	—	32
Minority interest	(2)	(4)	—	—	—	(6)

Net operating income (loss)	(74)	80	(13)	22	—	15

Realized investment gains (losses), net of participating policyholders’ and minority interests	(33)	(13)	2	(18)	—	(62)
Income tax benefit on realized investment gains (losses)	10	5	—	5	—	20

Net income (loss)	$(97)	$72	$(11)	$9	$—	$(27)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the nine months ended				Corporate
September 30, 2005	Standard	Specialty	Life and Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Net earned premiums	$3,333	$1,831	$539	$(10)	$(9)	$5,684
Net investment income	540	197	431	177	—	1,345
Other revenues	74	94	78	156	(51)	351

Total operating revenues	3,947	2,122	1,048	323	(60)	7,380

Claims, benefits, and expenses:
Net incurred claims and benefits	2,750	1,158	860	102	(2)	4,868
Policyholders’ dividends	16	3	(1)	—	—	18
Amortization of deferred acquisition costs	757	390	18	3	—	1,168
Other insurance related expenses	318	93	194	6	(7)	604
Other operating expenses	82	81	43	103	(51)	258

Total claims, benefits and expenses	3,923	1,725	1,114	214	(60)	6,916

Operating income (loss) before income tax and minority interest	24	397	(66)	109	—	464
Income tax (expense) benefit on operating income (loss)	41	(121)	37	20	—	(23)
Minority interest	(8)	(8)	—	—	—	(16)

Net operating income (loss)	57	268	(29)	129	—	425

Realized investment gains (losses), net of participating policyholders’ and minority interests	71	25	(8)	(14)	—	74
Income tax (expense) benefit on realized investment gains (losses)	(29)	(6)	3	2	—	(30)

Net income (loss)	$99	$287	$(34)	$117	$—	$469

As of September 30, 2005
(In millions)

Reinsurance receivables	$4,854	$1,618	$2,967	$5,211	$—	$14,650

Insurance receivables	$1,781	$406	$115	$47	$—	$2,349

Insurance reserves:
Claim and claim adjustment expense	$14,787	$5,107	$3,496	$8,045	$—	$31,435
Unearned premiums	2,003	1,616	169	558	(3)	4,343
Future policy benefits	—	—	6,181	—	—	6,181
Policyholders’ funds	33	—	1,555	—	—	1,588

Deferred acquisition costs	$434	$281	$518	$1	$—	$1,234

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

For the nine months ended				Corporate
September 30, 2004	Standard	Specialty	Life and Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Net earned premiums	$3,756	$1,672	$710	$112	$(29)	$6,221
Net investment income	382	182	457	195	—	1,216
Other revenues	102	93	72	25	(65)	227

Total operating revenues	4,240	1,947	1,239	332	(94)	7,664

Claims, benefits and expenses:
Net incurred claims and benefits	2,701	1,059	981	128	(21)	4,848
Policyholders’ dividends	2	5	(1)	—	—	6
Amortization of deferred acquisition costs	729	328	30	27	—	1,114
Other insurance related expenses	579	115	218	23	(8)	927
Other operating expenses	84	84	58	106	(65)	267

Total claims, benefits and expenses	4,095	1,591	1,286	284	(94)	7,162

Operating income (loss) before income tax and minority interest	145	356	(47)	48	—	502
Income tax (expense) benefit on operating income (loss)	(1)	(107)	27	(3)	—	(84)
Minority interest	(6)	(13)	—	—	—	(19)

Net operating income (loss)	138	236	(20)	45	—	399

Realized investment gains (losses), net of participating policyholders’ and minority interests	101	37	(616)	63	—	(415)
Income tax (expense) benefit on realized investment gains (losses)	(36)	(14)	231	(23)	—	158

Net income (loss)	$203	$259	$(405)	$85	$—	$142

As of December 31, 2004
(In millions)

Reinsurance receivables	$5,129	$1,682	$3,284	$5,793	$—	$15,888

Insurance receivables	$2,013	$340	$153	$61	$—	$2,567

Insurance reserves:
Claim and claim adjustment expense	$14,302	$4,860	$3,680	$8,681	$—	$31,523
Unearned premiums	1,978	1,546	164	834	—	4,522
Future policy benefits	—	—	5,883	—	—	5,883
Policyholders’ funds	43	—	1,682	—	—	1,725

Deferred acquisition costs	$444	$285	$537	$2	$—	$1,268

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table provides revenue by line of business for each reportable segment.

Revenue by Line of Business
	Three Months		Nine Months
Period ended September 30	2005	2004	2005	2004
(In millions)

Standard Lines
Property	$149	$159	$458	$492
Casualty	963	939	2,891	3,174
CNA Global	231	209	669	675

Standard Lines revenue	1,343	1,307	4,018	4,341

Specialty Lines
Professional Liability Insurance (CNA Pro)	576	487	1,635	1,484
Surety	101	92	290	267
Warranty	75	81	222	233

Specialty Lines revenue	752	660	2,147	1,984

Life and Group Non-Core
Life & Annuity	111	41	247	(217)
Health	230	265	679	786
Other	25	(1)	114	54

Life and Group Non-Core revenue	366	305	1,040	623

Corporate and Other Non-Core
CNA Re	23	28	49	191
Other	55	38	260	204

Corporate and Other Non-Core revenue	78	66	309	395

Eliminations	(19)	(20)	(60)	(94)

Total revenue	$2,520	$2,318	$7,454	$7,249

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note O. Significant Transactions
Managed Care Holdings Corporation
On March 31, 2005, the Company completed the sale of Managed Care Holdings Corporation, and its subsidiary, Caronia Corporation, to Octagon Risk Services, Incorporated, for approximately $16 million. As a result of the sale, CNA recorded a realized gain of approximately $1 million after-tax. For the three months ended September 30, 2004, the revenue of the business sold was $4 million. The revenues of the business sold were $4 million and $12 million for the nine months ended September 30, 2005 and 2004. For the three months ended September 30, 2004, net income was $1 million. Net income was $0.2 million and $3 million for the nine months ended September 30, 2005 and 2004. Additionally, the Company’s goodwill decreased $17 million as a result of the sale.
Specialty Medical Business
On January 6, 2005, the Company completed the sale of its specialty medical business to Aetna Inc. The revenues of the business sold were $3 million and $43 million for the three months ended September 30, 2005 and 2004 and $14 million and $120 million for the nine months ended September 30, 2005 and 2004. Net income related to this business was $2 million and $3 million for the three months ended September 30, 2005 and 2004 and $8 million and $11 million for the nine months ended September 30, 2005 and 2004.
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
Swiss Re assumed assets and liabilities of $6.6 billion and $5.2 billion at April 30, 2004. The revenues of the individual life business through the sale date were $151 million for the nine months ended September 30, 2004. The net results for this business through the sale date were a net loss of $6 million for the nine months ended September 30, 2004.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note P. Related Party Transactions
CNA reimburses Loews, or pays directly, approximately $21 million annually for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA.
The CNA Tax Group is included in the consolidated Federal income tax return of Loews and its eligible subsidiaries. For the nine months ended September 30, 2005 CNA paid Loews $272 million, compared to receiving $530 million from Loews for the nine months ended September 30, 2004, related to Federal income taxes.
CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten-year term maturing between October of 2008 and May of 2010; and are secured by the stock purchased. The carrying value of the loans as of September 30, 2005 exceeds the fair value of the related common stock collateral by $18 million.
Loans to National Contractor
CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF provided loans to the contractor through a credit facility, up to an amended aggregate maximum of $126 million. The credit facility expires in March 2009 and the current interest rate is 5% per annum. As of September 30, 2005 and December 31, 2004, there was $126 million and $95 million of loans outstanding under the credit facility, and $6 million and $4 million of deferred or accrued and unpaid interest. Loews, through a participation agreement with CNAF, has funded and owns a participation of $40 million and $29 million of the outstanding advances as of September 30, 2005 and December 31, 2004.
Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of September 30, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $13 million respectively.
The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, resulting in the contractor substantially reducing the scope of its original business and concentrating on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, have been reduced below previous levels. In light of these developments, CNA recorded a pretax impairment charge of $56 million in the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the facility, and an additional pretax impairment charge of $13 million during the first quarter of 2005. Representatives from the Company and CNA Surety met with senior management of the national contractor in June 2005 to review their actual cash flow through that date, as well as discuss expected future cash flow. Pursuant to those discussions and ongoing monitoring of the status of the contractor’s restructuring plan, deterioration in operations and cash flow was observed. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, the Company made a decision not to provide additional liquidity to the contractor. Accordingly, during the second quarter of 2005 the Company took a further pretax impairment charge of $21 million. Further, CNA Surety established $40 million of estimated initial surety loss reserves in the second quarter of 2005 in anticipation of future loss payments related to the national contractor. During the third quarter of 2005, CNA Surety paid $16 million in loss payments to the national contractor to settle outstanding bonded obligations. In the third quarter, CNA Surety began an evaluation of the contractor’s current restructuring efforts. Possible changes to the restructuring strategy could result in higher

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
loss estimates and trigger additional reserve actions. CNA Surety expects to complete this reevaluation in the fourth quarter.
If any such reserve additions were taken, CNA Surety would have exposure for the first $20 million and CCC would have all further surety bond exposure through the reinsurance arrangements discussed below. CNA Surety has advised that it intends to continue to provide surety bonds on behalf of the contractor while it reevaluates the contractor’s restructuring efforts, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure in relation to the contractor. All surety bonds written for the national contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds written on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries.
During the second quarter of 2005, CCC and CNA Surety executed amendments to existing treaties that provide reinsurance protection to CNA Surety for losses associated with the contractor. Coverage for all such losses in excess of an aggregate $60 million is now provided under one treaty. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty, which runs from January 1, 2005 to December 31, 2005.
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
CNA Surety Corporation
CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of September 30, 2005.
Note Q. Statutory Accounting Practices
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC as well as state laws, regulations and general administrative rules.
CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice was requested and has been granted for the reporting periods December 31, 2004 through September 30, 2005. This permitted practice had no effect on CCC’s statutory surplus as of September 30, 2005 or December 31, 2004.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation — Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2005, CCC is in a positive earned surplus position, thereby enabling CCC to pay approximately $330 million in dividends for the remainder of 2005 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
CCC’s earned surplus was negative at December 31, 2004. As a result, CCC obtained approval from the Department in December of 2004, for extraordinary dividends in the amount of approximately $125 million to be used to fund CNAF’s 2005 debt service requirements. CCC’s earned surplus was restored to a positive position, in part, as a result of a $500 million dividend received from its subsidiary, CAC, during the first quarter of 2005. By agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life and group insurance subsidiaries, were as follows.
Preliminary Statutory Information

	Statutory Capital and Surplus		Statutory Net Income (Loss)		Statutory Net Income (Loss)
			Three months ended September 30		Nine months ended September 30
(In millions)	September 30, 2005	December 31, 2004	2005	2004	2005	2004
Property and casualty companies	$7,332	$6,998	$(19)	$(123)	$849	$280
Life and group insurance companies (a)	722	1,177	(4)	20	49	414
(a) Statutory capital and surplus for the property and casualty insurance companies includes the property and casualty companies’ equity ownership of the life and group company’s capital and surplus. The Statutory Net Income (Loss) for the nine months ended September 30, 2004 includes the individual life insurance business which was sold on April 30, 2004.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note R. Restatement for Reinsurance and Equity Investee Accounting
In May of 2005, the Company filed an amendment to its 2004 Annual Report on Form 10-K to correct its accounting for several reinsurance contracts, primarily with a former affiliate, and its equity accounting for that affiliate. The Company restated its previously reported financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002 and all related disclosures, as well as its interim financial data for all interim periods of 2004 and 2003. This restatement was based upon reconsideration of the Company’s accounting for its former equity interest in Accord Re Ltd. (Accord) and for several reinsurance contracts with Accord, but also included two reinsurance agreements with unaffiliated parties that are immaterial in the aggregate. A subsidiary of The Continental Corporation (TCC) acquired a 49% ownership interest in Accord, a Bermuda company, in 1989 upon Accord’s formation. TCC also provided capital support to Accord through a guarantee from a TCC subsidiary. TCC was acquired by the Company in 1995.
Reinsurance relationships with Accord involved both property and casualty assumed reinsurance risks that were written by TCC subsidiaries and 100% ceded to Accord or reinsured from other cedents by Accord. Stop-loss protection in relation to those risks was obtained by Accord from a wholly-owned TCC subsidiary.
All of the Company’s reinsurance agreements with Accord relating to property risks were commuted as of year-end 2001, leaving six reinsurance agreements with Accord relating to casualty risks outstanding at that time. As of March 31, 2005 the Company provided no capital support to and had no ownership interest in Accord. During the period of the Company’s minority ownership, Accord also maintained reinsurance relationships with reinsurers unaffiliated with the Company.
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
The effect of the restatement on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 is included in the table below.

	Three Months		Nine Months
Period ended September 30, 2004	As Previously	As	As Previously	As
(In millions, except per share data)	Reported	Restated	Reported	Restated

Consolidated statements of operations:
Net investment income	$359	$360	$1,212	$1,216
Insurance claims and policyholders’ benefits	1,596	1,596	4,859	4,854
Income tax benefit	52	52	77	74
Net income (loss)	(28)	(27)	136	142

Basic and diluted earnings (loss) per share available to common stockholders:	$(0.17)	$(0.16)	$0.35	$0.37
The restatement had no effect on cash flows from operating, investing or financing activities for the nine months ended September 30, 2004.
Separately, during the third quarter of 2005, the amount of interest paid included in the supplemental disclosure of cash flow information for the nine months ended September 30, 2004 was corrected from $162 million to $67 million.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Overview
The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its subsidiaries (collectively CNA or the Company). Based on 2004 statutory net written premiums, CNA is the seventh largest commercial insurance writer and the fourteenth largest property and casualty company in the United States of America.
Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNAF as of September 30, 2005. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in CNAF’s Form 10-K/A filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2004.
The Company restated its previously reported financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002 and all related disclosures, as well as its interim financial data for all interim periods of 2004 and 2003. This restatement was based upon reconsideration of the Company’s accounting for its former equity interest in Accord Re Ltd. (Accord) and for several reinsurance contracts with Accord, but also included two reinsurance agreements with unaffiliated parties that are immaterial in the aggregate. Further information on this restatement is provided in Note R of the Condensed Consolidated Financial Statements included under Item 1. For information regarding regulatory reviews of the Company’s use of non-traditional, or finite, insurance and the Company’s accounting for and transactions with Accord see the Liquidity and Capital Resources section of this MD&A under the Regulatory Matters caption.

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

	Three months		Nine months
Period ended September 30	2005	2004	2005	2004
(In millions, except per share data)

Revenues
Net earned premiums	$1,873	$1,947	$5,684	$6,221
Net investment income	500	360	1,345	1,216
Other revenues	80	73	351	227

Total operating revenues	2,453	2,380	7,380	7,664

Claims, Benefits and Expenses
Net incurred claims and benefits	1,868	1,591	4,868	4,848
Policyholders’ dividends	3	5	18	6
Amortization of deferred acquisition costs	416	374	1,168	1,114
Other insurance related expenses	183	334	604	927
Other operating expenses	87	87	258	267

Total claims, benefits and expenses	2,557	2,391	6,916	7,162

Operating income (loss) before income tax and minority interest	(104)	(11)	464	502
Income tax (expense) benefit on operating income (loss)	76	32	(23)	(84)
Minority interest	(11)	(6)	(16)	(19)

Net operating income (loss)	(39)	15	425	399

Realized investment gains (losses), net of participating policyholders’ and minority interests	67	(62)	74	(415)
Income tax (expense) benefit on realized investment gains (losses)	(25)	20	(30)	158

Net income (loss)	$3	$(27)	$469	$142

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share available to common stockholders	$(0.06)	$(0.16)	$1.63	$0.37

Weighted average outstanding common stock and common stock equivalents	256.0	256.0	256.0	256.0

Three Month Comparison
Net results from operations for the three months ended September 30, 2005 were adversely impacted by $294 million after-tax as a result of catastrophes, including Hurricanes Katrina, Rita, Dennis and Ophelia. This loss estimate was developed after consideration of reported claims, the insured values of properties in the affected areas, modeled losses, industry loss estimates and the Company’s reinsurance coverage. Because of the nature of the four hurricanes, the estimate involves significant judgment due in part to the limited ability to access portions of the affected area, legal and regulatory uncertainties, the complexity of factors contributing to the losses and the preliminary nature of the information available. Accordingly, there can be no assurance that CNA’s ultimate cost for these catastrophes will not exceed this estimate. Net results from operations for the three months ended September 30, 2004 were adversely impacted by Hurricanes Charley, Frances, Ivan and Jeanne. The four storms

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
negatively impacted third quarter 2004 results by $174 million after-tax. The 2005 and 2004 hurricane loss estimates are net of anticipated reinsurance recoveries, and include the impact of reinstatement premiums, insurance assessments and a bad debt provision for uncollectible insurance receivables.
Commercial catastrophe losses, gross of reinsurance, were $797 million and $280 million for the three months ended September 30, 2005 and 2004. See the Reinsurance section of this MD&A for further discussion of the Company’s catastrophe reinsurance program.
Net operating income for the three months ended September 30, 2005 decreased $54 million as compared with the same period in 2004. In addition to the catastrophes discussed above, these results were adversely impacted by increased unfavorable net prior year development and decreased premiums. Favorably impacting results were increased net investment income and a decrease in the provision for uncollectible insurance receivables. The Company recorded a bad debt provision related to Professional Employer Organization (PEO) accounts of $62 million after-tax in the third quarter of 2004. The Standard Lines and Specialty Lines segments produced a combined ratio of 119.9% for the three months ended September 30, 2005, which included a 26.4 point impact from catastrophes. The Standard Lines and Specialty Lines segments produced a combined ratio of 111.8% for the three months ended September 30, 2004, which included a 15.7 point impact from catastrophes.
Net income for the three months ended September 30, 2005 increased $30 million as compared with the same period in 2004, due primarily to increased net realized investment gains, partially offset by decreased operating income.
Pretax realized investment gains were $67 million for the three months ended September 30, 2005 as compared to realized investment losses of $62 million for the three months ended September 30, 2004. The increase in realized gains was primarily driven by favorable results in derivative securities and improved results in corporate and other taxable bonds, partially offset by less favorable results from tax-exempt bonds.
Net earned premiums decreased $74 million for the three months ended September 30, 2005 as compared with the same period in 2004. The decrease in net earned premiums was due primarily to lower premiums in the Standard Lines segment, partially offset by increased earned premiums in the Specialty Lines segment. See the segment discussion for further information.
Nine Month Comparison
Net operating income for the nine months ended September 30, 2005 increased $26 million as compared with the same period in 2004. Net operating income for the 2005 period was adversely impacted by increased catastrophe losses as discussed in the three month discussion, decreased premiums and $68 million after-tax of increased unfavorable net prior year development. Partially offsetting these adverse impacts was a $115 million after-tax benefit related to a Federal income tax settlement and a release of Federal income tax reserves which was recorded in the second quarter of 2005, increased net investment income, a decrease in the bad debt provision for insurance receivables as discussed above in the three month comparison and lower operating expenses. The Standard Lines and Specialty Lines segments produced a combined ratio of 106.2% for the nine months ended September 30, 2005, which included an 8.8 point impact from catastrophes. The Standard Lines and Specialty Lines segments produced a combined ratio of 101.7% for the nine months ended September 30, 2004, which included an 5.3 point impact from catastrophes.
Commercial catastrophe losses, gross of reinsurance, were $803 million and $293 million for the nine months ended September 30, 2005 and 2004. See the Reinsurance section of this MD&A for further discussion of the Company’s catastrophe reinsurance program.
Net income for the nine months ended September 30, 2005 increased $327 million as compared with the same period in 2004 due primarily to increased net realized investment gains and increased net operating income.
Pretax realized investment gains were $74 million for the nine months ended September 30, 2005 as compared to realized investment losses of $415 million for the nine months ended September 30, 2004. The increase in the net realized investment results was due primarily to a $622 million loss on the sale of the individual life insurance

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
business recorded in 2004. This improvement was partially offset by reduced gains for equities securities, which was largely attributable to the 2004 gain of $162 million on the disposition of Canary Wharf.
Net earned premiums decreased $537 million for the nine months ended September 30, 2005 as compared with the same period in 2004. Net earned premiums from the core property and casualty operations decreased by $264 million, as discussed in more detail in the segment discussions below. The remainder of the decrease in earned premiums was primarily due to the sales of the individual life business on April 30, 2004 and the specialty medical business in January 2005, as well as decreased premiums from CNA Re due to exiting the reinsurance market in 2003.
Net Prior Year Development
A significant component of the results of operations for the periods ended September 30, 2005 and 2004 was unfavorable net prior year development recorded for the Standard Lines, Specialty Lines and the Corporate and Other Non-Core segments. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Further information on the Company’s reserves is provided in the Reserves – Estimates and Uncertainties section of this MD&A.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Net Prior Year Development
For the three months ended September 30, 2005

			Corporate
	Standard	Specialty	and Other
(In millions)	Lines	Lines	Non-Core	Total

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:

Core (Non-APMT)	$18	$(7)	$(1)	$10
APMT	—	—	1	1

Pretax unfavorable (favorable) net prior year development before impact of premium development	18	(7)	—	11

Unfavorable premium development, excluding impact of corporate aggregate reinsurance treaties	8	6	1	15
Ceded premiums related to corporate aggregate reinsurance treaties	(1)	—	—	(1)

Total premium development	7	6	1	14

Total unfavorable (favorable) net prior year development (pretax)	$25	$(1)	$1	$25

Total unfavorable (favorable) net prior year development (after-tax)	$17	$(1)	$1	$17

Net Prior Year Development
For the three months ended September 30, 2004

			Corporate
	Standard	Specialty	and Other
(In millions)	Lines	Lines	Non-Core	Total

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:

Core (Non-APMT)	$(6)	$—	$—	$(6)
APMT	—	—	4	4
Ceded losses related to corporate aggregate reinsurance treaties	4	(9)	5	—

Pretax unfavorable (favorable) net prior year development before impact of premium development	(2)	(9)	9	(2)

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	11	(15)	5	1
Ceded premiums related to corporate aggregate reinsurance treaties	(3)	3	(3)	(3)

Total premium development	8	(12)	2	(2)

Total unfavorable (favorable) net prior year development (pretax)	$6	$(21)	$11	$(4)

Total unfavorable (favorable) net prior year development (after-tax)	$5	$(14)	$7	$(2)

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Net Prior Year Development
For the nine months ended September 30, 2005

			Corporate
	Standard	Specialty	and Other
(In millions)	Lines	Lines	Non-Core	Total

Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:

Core (Non-APMT)	$183	$56	$57	$296
APMT	—	—	11	11

Total	183	56	68	307
Ceded losses related to corporate aggregate reinsurance treaties	19	(25)	6	—

Pretax unfavorable net prior year development before impact of premium development	202	31	74	307

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(99)	(9)	11	(97)
Ceded premiums related to corporate aggregate reinsurance treaties	(6)	19	4	17

Total premium development	(105)	10	15	(80)

Total unfavorable net prior year development (pretax)	$97	$41	$89	$227

Total unfavorable net prior year development (after-tax)	$64	$26	$58	$148

Net Prior Year Development
For the nine months ended September 30, 2004

			Corporate
	Standard	Specialty	and Other
(In millions)	Lines	Lines	Non-Core	Total

Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:

Core (Non-APMT)	$107	$74	$9	$190
APMT	—	—	44	44

Total	107	74	53	234
Ceded losses related to corporate aggregate reinsurance treaties	4	(9)	5	—

Pretax unfavorable net prior year development before impact of premium development	111	65	58	234

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(97)	(29)	15	(111)
Ceded premiums related to corporate aggregate reinsurance treaties	(1)	3	(2)	—

Total premium development	(98)	(26)	13	(111)

Total unfavorable net prior year development (pretax)	$13	$39	$71	$123

Total unfavorable net prior year development (after-tax)	$9	$25	$46	$80

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
Pension and Postretirement Benefit Obligations
The Company is required to make a significant number of assumptions in order to estimate the liabilities and costs related to its pension and postretirement benefit obligations to employees under its benefit plans. The assumptions that have the most impact on pension costs are the discount rate, the expected return on plan assets and the rate of compensation increases. These assumptions are evaluated relative to current market factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense. Further information on the Company’s pension and postretirement benefit obligations is included in Note K of the Condensed Consolidated Financial Statements included under Item 1.
Legal Proceedings
The Company is involved in various legal proceedings that have arisen during the ordinary course of business. The Company evaluates the facts and circumstances of each situation, and when the Company determines it necessary, a liability is estimated and recorded. Further information on the Company’s legal proceedings and related contingent liabilities is provided in Notes G and H of the Condensed Consolidated Financial Statements included under Item 1.
Loans to National Contractor
CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF provided loans to the contractor through a credit facility, up to an amended aggregate maximum of $126 million. The credit facility expires in March 2009 and the current interest rate is 5% per annum. As of September 30, 2005 and December 31, 2004, there was $126 million and $95 million of loans outstanding under the credit facility, and $6 million and $4 million of deferred or accrued and unpaid interest. Loews, through a participation agreement with CNAF, has funded and owns a participation of $40 million and $29 million of the outstanding advances as of September 30, 2005 and December 31, 2004.
Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of September 30, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $13 million respectively.
The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, resulting in the contractor substantially reducing the scope of its original business and concentrating on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, have been reduced below previous levels. In light of these developments, CNA recorded a pretax impairment charge of $56 million in the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the facility, and an additional pretax impairment charge of $13 million during the first quarter of 2005. Representatives from the Company and CNA Surety met with senior management of the national contractor in June 2005 to review their actual cash flow through that date, as well as discuss expected future cash flow. Pursuant to those discussions and ongoing monitoring of the status of the contractor’s restructuring plan, deterioration in operations and cash flow was observed. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, the Company made a decision not to provide additional liquidity to the contractor. Accordingly, during the second quarter of 2005 the Company took a further pretax impairment charge of $21 million. Further, CNA Surety established $40 million of estimated initial surety loss reserves in the second quarter of 2005 in anticipation of future loss payments related to the national contractor. During the third quarter of 2005, CNA Surety paid $16 million in loss payments to the national contractor to settle outstanding bonded obligations. In the third quarter, CNA Surety began an evaluation of the contractor’s current restructuring efforts. Possible changes to the restructuring strategy could result in higher loss estimates and trigger additional reserve actions. CNA Surety expects to complete this reevaluation in the fourth quarter.
If any such reserve additions were taken, CNA Surety would have exposure for the first $20 million and CCC would have all further surety bond exposure through the reinsurance arrangements discussed below. CNA Surety has advised that it intends to continue to provide surety bonds on behalf of the contractor while it reevaluates the contractor’s restructuring efforts, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure in relation to the contractor. All surety bonds written for the national contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds written on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries.
During the second quarter of 2005, CCC and CNA Surety executed amendments to existing treaties that provide reinsurance protection to CNA Surety for losses associated with the contractor. Coverage for all such losses in excess of an aggregate $60 million is now provided under one treaty. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty, which runs from January 1, 2005 to December 31, 2005.
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
Further information on the Company’s exposure to this national contractor and this credit agreement are provided in Note P of the Condensed Consolidated Financial Statements included under Item 1.
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
expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves are provided in the Segment Results section of this MD&A and in Note H of the Condensed Consolidated Financial Statements included under Item 1.
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
In addition, the Company is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on the Company’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include:
•	increases in the number and size of claims relating to injuries from medical products, and exposure to lead;

•	the effects of accounting and financial reporting scandals and other major corporate governance failures, which have resulted in an increase in the number and size of claims, including director and officer and errors and omissions insurance claims;

•	class action litigation relating to claims handling and other practices;

•	construction defect claims, including claims for a broad range of additional insured endorsements on policies; and

•	increases in the number of claims alleging abuse by members of the clergy, including passage of legislation to reopen or extend various statutes of limitations.
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
For Standard Lines, the September 30, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. For Specialty Lines, the September 30, 2005 carried net claim and claim adjustment expense reserve is also slightly higher than the actuarial point estimate. For both Standard Lines and Specialty Lines, the difference is primarily due to the 2004 and 2005 accident years. The data from these recent accident years is very immature from a claim and claim adjustment expense point of view so it is prudent to wait until experience confirms that the loss ratios should be adjusted. For Corporate and Other Non-Core, the September 30, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. While the actuarial estimates for APMT exposures reflect current knowledge, management feels it is prudent, based on the history of developments in this area, to reflect some volatility in the carried reserve until the ultimate outcome of the issues associated with these exposures is clearer.
In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined (see Net Prior Year Development above). These reviews have resulted in the Company identifying information and trends that have caused the Company to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect the Company’s results of operations, equity, business and insurer financial strength and debt ratings (see the Ratings section of this MD&A).
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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The following table summarizes the amounts receivable from reinsurers at September 30, 2005 and December 31, 2004.

Components of reinsurance receivables	September 30, 2005	December 31, 2004
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$12,842	$13,879
Ceded future policy benefits	1,213	1,260
Ceded policyholders’ funds	59	65
Billed reinsurance receivables	536	684

Reinsurance receivables	14,650	15,888
Allowance for uncollectible reinsurance	(552)	(546)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$14,098	$15,342

The Company has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $552 million and $546 million at September 30, 2005 and December 31, 2004. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” on the Condensed Consolidated Statements of Operations.
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
Catastrophe Reinsurance
The anticipated reinsurance recoveries related to Hurricane Katrina assume significant utilization of the Company’s Corporate Property Catastrophe, Corporate Property Per Risk and Marine reinsurance treaties. The Corporate Property Catastrophe treaty provides 90% coverage for the accumulation of losses between $200 million and $500

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
million arising out of a single catastrophe occurrence. Coverage under this treaty was fully utilized for Hurricane Katrina. After payment of a reinstatement premium, the Company has coverage for one additional occurrence in 2005 under this treaty. The Corporate Property Per Risk treaty limits the Company’s loss on an individual insured property to $10 million, subject to certain limitations and aggregate limits contained in the treaty. The Company’s Marine treaty provides $75 million of protection above a $10 million retention on the accumulation of losses arising out of a single catastrophe occurrence. After payment of reinstatement premiums, the Company has almost full ongoing coverage under these treaties.
In addition to these reinsurance treaties, the Company’s exposure to Hurricane Rita is further mitigated by an Aggregate Property Catastrophe treaty. This treaty provides reinsurance protection against the aggregation of losses from multiple catastrophic events. The Aggregate Property Catastrophe treaty covers 95% of $150 million of losses above a retention of $100 million from named earthquake or wind storm catastrophes which exceed $25 million in 2005. For any single event, the maximum that can be applied to the Company’s retention or recovered under the treaty is $80 million. The Company has approximately $45 million of available recoveries from this treaty in the event its estimate of gross losses from Hurricane Rita increases in the future. Hurricane Wilma made landfall on October 24, 2005. It is too early for the Company to estimate the impact of this hurricane. If the aggregate losses exceed $25 million, coverage under this treaty would apply.
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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The following table summarizes the pretax impact of these contracts, including the corporate aggregate reinsurance treaties discussed in further detail below. In 2003, the Company discontinued purchases of such contracts.

Three months ended September 30	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

2005
Ceded earned premium	$1	$—	$(9)	$(8)
Ceded claim and claim adjustment expense	—	—	15	15
Ceding commissions	—	—	3	3
Interest charges	(15)	(17)	(16)	(48)

Pretax benefit (expense)	$(14)	$(17)	$(7)	$(38)

2004
Ceded earned premium	$3	$—	$(21)	$(18)
Ceded claim and claim adjustment expense	—	—	29	29
Ceding commissions	—	—	(2)	(2)
Interest charges	(19)	(12)	(22)	(53)

Pretax benefit (expense)	$(16)	$(12)	$(16)	$(44)

Nine months ended September 30	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

2005
Ceded earned premium	$(17)	$—	$56	$39
Ceded claim and claim adjustment expense	—	—	(52)	(52)
Ceding commissions	—	—	(27)	(27)
Interest charges	(57)	(49)	(26)	(132)

Pretax benefit (expense)	$(74)	$(49)	$(49)	$(172)

2004
Ceded earned premium	$—	$—	$(13)	$(13)
Ceded claim and claim adjustment expense	—	—	12	12
Ceding commissions	—	—	1	1
Interest charges	(61)	(34)	(55)	(150)

Pretax benefit (expense)	$(61)	$(34)	$(55)	$(150)

Included in “All Other” above for the nine months ended September 30, 2005 is approximately $24 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact of $10 million pretax expense for the nine months ended September 30, 2005.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The pretax impact by operating segment of the Company’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties was as follows:

	Three Months		Nine Months
Period ended September 30	2005	2004	2005	2004
(In millions)

Standard Lines	$(24)	$(38)	$(120)	$(118)
Specialty Lines	(3)	4	(10)	—
Corporate and Other	(11)	(10)	(42)	(32)

Pretax benefit (expense)	$(38)	$(44)	$(172)	$(150)

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $2,225 million and $2,564 million at September 30, 2005 and December 31, 2004. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.
The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.
Corporate Aggregate Reinsurance Treaties
The Company has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500 million of limit the ceded premium is $230 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which required additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. Also, if an additional aggregate loss ratio threshold is exceeded, additional premiums of 10% of amounts in excess of the aggregate loss ratio threshold are to be paid retroactively with interest. The aggregate limits under both sections of the Aggregate Cover have been fully utilized.
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
On July 12, 2005, CNA received arbitration notices from several insurance affiliates of Hannover Reinsurance Group (Hannover) related to the Aggregate Cover and two additional finite reinsurance treaties written by Hannover. Among the contract interpretation issues in dispute are the allocation of losses to accident year under the first section of the Aggregate Cover, the timing of deductions from the funds withheld account for all of the treaties, the timing of deductions from a reserve account for one of the treaties, and coverage for certain self-insured obligations under one of the treaties. The Company intends to vigorously defend its interpretation of the contracts. If Hannover’s position on all issues were to be sustained, the Company estimates that it would incur additional ceded premium and interest charges of $50 million to $70 million after-tax.
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
Restructuring
As discussed in the Company’s 2004 Form 10-K/A, the Company continues to manage the liabilities from a restructuring plan related to restructuring the property and casualty segments and the Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations (the 2001 Plan). No restructuring and other related charges related to the 2001 Plan were incurred for the three and nine months ended September 30, 2005 and 2004. During 2005, $1 million in payments for lease termination costs were charged against the liability and the remaining accrual of $1 million related to impaired asset charges was released. As of September 30, 2005, the accrued liability, relating to lease termination costs, was $13 million. Of the remaining accrual, approximately $2 million is expected to be paid in the fourth quarter of 2005.
SEGMENT RESULTS
The following discusses the results of operations for the Company’s operating segments. Management utilizes the net operating income financial measure to monitor the Company’s operations. Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) gains or losses from discontinued operations and 3) cumulative effects of changes in accounting principles. See further discussion regarding how the Company manages its business in Note N – Business Segments. In evaluating the results of the Standard Lines and Specialty Lines, management utilizes the combined ratio, the loss ratio, the expense ratio, and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
The Company records favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties has been fully utilized, the ceded premiums and losses for an individual segment may change because of the re-estimation of the subject losses. See the Reinsurance section of this MD&A for further discussion of the corporate aggregate reinsurance treaties. For the nine months ended September 30, 2005, the Company recorded unfavorable net prior year development of $17 million related to the corporate aggregate reinsurance treaties, consisting of $13 million of unfavorable development in Standard Lines, $6 million of favorable development in Specialty Lines and $10 million of unfavorable development in Corporate and Other Non-Core.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
STANDARD LINES
The following table summarizes the results of operations for Standard Lines.
Results of Operations

	Three Months		Nine Months
Period ended September 30	2005	2004	2005	2004
(In millions)

Net written premiums	$1,047	$1,046	$3,352	$3,520
Net earned premiums	1,080	1,183	3,333	3,756
Net investment income	186	125	540	382
Net operating income (loss)	(144)	(74)	57	138
Net realized investment gains (losses)	33	(23)	42	65
Net income (loss)	(111)	(97)	99	203

Ratios
Loss and loss adjustment expense	106.3%	80.4%	82.5%	71.9%
Expense	33.0	41.1	32.2	34.8
Dividend	0.3	0.7	0.5	0.1

Combined	139.6%	122.2%	115.2%	106.8%

Three Month Comparison
Net written premiums for Standard Lines increased $1 million. The net written premium results are consistent with the Company’s strategy of portfolio optimization. The Company’s priority is a diversified portfolio in profitable classes of business. Net earned premiums decreased $103 million for the three months ended September 30, 2005 as compared with the same period in 2004. This decrease was primarily driven by decreased premiums written over the past quarters, as well as increased reinsurance reinstatement premiums in 2005 due to the hurricanes.
Standard Lines averaged rate decreases of 2% and rate increases of 3% for the three months ended September 30, 2005 and 2004 for the contracts that renewed during the period. Retention rates of 78% and 65% were achieved for those contracts that were up for renewal.
Net operating income decreased $70 million for the three months ended September 30, 2005 as compared with the same period in 2004. These results were adversely impacted by increased catastrophe impacts. Catastrophe impacts were $280 million after-tax and $172 million after-tax for the three months ended September 30, 2005 and 2004. The 2005 catastrophe impacts include estimated net losses related to Hurricanes Katrina, Rita, Dennis and Ophelia. Also adversely impacting the 2005 results was less favorable current accident year losses as discussed below and decreased premiums. Third quarter of 2005 results were favorably impacted by a decrease in the insurance receivable bad debt provision and increased net investment income.
Net loss increased $14 million for the three months ended September 30, 2005 as compared with the same period in 2004. This increase was primarily attributable to an increased net operating loss, partially offset by improved net realized investment results. See the Investments section of the MD&A for discussion on net investment income and net realized investment results.
The combined ratio increased 17.4 points for the three months ended September 30, 2005, as compared with the same period in 2004. The loss ratio increased 25.9 points due principally to increased catastrophe losses and a higher current accident year loss ratio compared with the same period in 2004. The 2005 catastrophes had an adverse impact of 40.0 points on the loss ratio for the three months ended September 30, 2005. The 2004 catastrophes had an adverse impact of 21.0 points on the loss ratio for the three months ended September 30, 2004.
The loss ratio for the third quarter of 2004 was favorably impacted by a $55 million reduction of 2004 accident year losses. Catastrophe losses, net of reinsurance, of $418 million pretax and $245 million pretax were recorded for the three months ended September 30, 2005 and 2004.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Unfavorable net prior year development of $25 million was recorded for the three months ended September 30, 2005, including $18 million of unfavorable claim and allocated claim adjustment expense reserve development and $7 million of unfavorable premium development. Unfavorable net prior year development of $6 million, including $2 million of favorable claim and allocated claim adjustment expense reserve development and $8 million of unfavorable premium development, was recorded for the three months ended September 30, 2004.
2005 Net Prior Year Development
Approximately $33 million of unfavorable net prior year claim and allocated claim adjustment expense development resulted from increased severity trends for workers compensation, primarily in accident year 2001 and prior. Approximately $23 million of favorable net prior year claim and allocated claim adjustment expense development was recorded due to continued improvement in the severity and number of claims for property coverages, primarily in accident year 2004.
Approximately $35 million of unfavorable net prior year claim and allocated claim adjustment expense development was attributed to increased severity in liability coverages for large account policies. The remainder of the favorable net prior year claim and allocated claim adjustment expense development was primarily a result of improved experience on several coverages on middle market business mainly in accident year 2004.
2004 Net Prior Year Development
In the third quarter of 2004, approximately $15 million of unfavorable net prior claim and allocated claim adjustment expense reserve development was recorded in relation to the Company’s share of the National Workers Compensation Reinsurance Pool (NWCRP). During the third quarter of 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement was a higher allocation to the remaining pool members, including the Company.
The expense ratio decreased 8.1 points for the three months ended September 30, 2005 as compared with the same period in 2004. This decrease in 2005 was primarily due to the decrease in the bad debt provision for insurance receivables, a change in estimate related to the 2004 hurricane assessments and lower guaranty fund assessments. The Company recorded an estimated bad debt provision of $95 million in the third quarter of 2004 related to PEO accounts. Partially offsetting these favorable impacts was the lower earned premium base.
The dividend ratio decreased 0.4 points for the three months ended September 30, 2005 as compared with the same period in 2004, driven primarily by lower current accident year dividends recorded in 2005.
Nine Month Comparison
Net written premiums for Standard Lines decreased $168 million and net earned premiums decreased $423 million for the nine months ended September 30, 2005 as compared with the same period in 2004. The net written premium results are consistent with the Company’s strategy of portfolio optimization. The Company’s priority is a diversified portfolio in profitable classes of business. The decrease in premiums earned was attributable to the decreased premium writing trend.
Standard Lines averaged rate decreases of 1% for the nine months ended September 30, 2005 and rate increases of 5% for the nine months ended September 30, 2004 for the contracts that renewed during the period. Retention rates of 75% and 69% were achieved for those contracts that were up for renewal.
Net operating income decreased $81 million for the nine months ended September 30, 2005 as compared with the same period in 2004. Net operating income was adversely impacted by increased catastrophe impacts, decreased premiums, increased unfavorable net prior year development and less favorable current accident year results. Partially offsetting these adverse impacts was increased net investment income, decreased bad debt provision for insurance receivables as discussed above in the three month comparison and favorable operating expenses.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Net income decreased $104 million for the nine months ended September 30, 2005 as compared with the same period in 2004. This decrease was attributable to decreased net operating income and decreased net realized investment results. See the Investments section of the MD&A for further discussion on net investment income and net realized investment results.
The combined ratio increased 8.4 points for the nine months ended September 30, 2005 as compared with the same period in 2004. The loss ratio increased 10.6 points due principally to increased catastrophe losses and increased unfavorable claim and allocated claim adjustment expense reserve development. The 2005 catastrophes had an adverse impact of 13.1 points on the loss ratio for the nine months ended September 30, 2005. The 2004 catastrophes had an adverse impact of 6.9 points on the loss ratio for the nine months ended September 30, 2004.
Unfavorable net prior year development of $97 million was recorded for the nine months ended September 30, 2005, including $202 million of unfavorable claim and allocated claim adjustment expense reserve development and $105 million of favorable premium development. Unfavorable net prior year development of $13 million, including $111 million of unfavorable claim and allocated claim adjustment expense reserve development and $98 million of favorable premium development, was recorded for the same period in 2004.
2005 Net Prior Year Development
Approximately $141 million of unfavorable net prior year claim and allocated claim adjustment expense development resulted from increased severity trends for workers compensation, primarily in accident year 2002 and prior.
Approximately $135 million of favorable net prior year claim and allocated claim adjustment expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004.
Approximately $90 million of unfavorable net prior year claim and allocated claim adjustment expense development and $83 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties.
Approximately $76 million of the unfavorable net prior year claim and allocated claim adjustment expense development was attributed to increased severity in liability coverages for large account policies.
Approximately $51 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. The remainder of the favorable net prior year claim and allocated claim adjustment expense development was primarily a result of improved experience on several coverages on middle market business, mainly in accident year 2004.
Favorable net prior year premium development was recorded primarily as a result of additional premium resulting from audits and endorsements on recent policies, primarily workers compensation.
Additionally, there was $19 million of unfavorable net prior year claim and allocated claim adjustment expense development and $6 million of favorable premium development related to the corporate aggregate reinsurance treaties.
2004 Net Prior Year Development
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
In the third quarter of 2004, approximately $15 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in relation to the Company’s share of the NWCRP. During the third quarter of 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement was a higher allocation to the remaining pool members, including the Company.
The following table summarizes the gross and net carried reserves as of September 30, 2005 and December 31, 2004 for Standard Lines.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	September 30, 2005	December 31, 2004
(In millions)

Gross Case Reserves	$6,764	$6,904
Gross IBNR Reserves	8,023	7,398

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,787	$14,302

Net Case Reserves	$4,289	$4,761
Net IBNR Reserves	5,756	4,547

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,045	$9,308

The expense ratio decreased 2.6 points for the nine months ended September 30, 2005 as compared with the same period in 2004. The 2005 expense ratio decreased as compared to 2004 due primarily to the reasons discussed in the three month comparison.
The dividend ratio increased 0.4 points for the nine months ended September 30, 2005 as compared with the same period in 2004 due to decreased favorable dividend development.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
SPECIALTY LINES
The following table summarizes the results of operations for Specialty Lines.
Results of Operations

	Three Months		Nine Months
Period ended September 30	2005	2004	2005	2004
(In millions)

Net written premiums	$649	$599	$1,838	$1,772
Net earned premiums	628	576	1,831	1,672
Net investment income	74	61	197	182
Net operating income	108	80	268	236
Net realized investment gains (losses)	11	(8)	19	23
Net income	119	72	287	259

Ratios
Loss and loss adjustment expense	58.4%	62.8%	63.3%	63.4%
Expense	27.3	27.2	26.3	26.4
Dividend	0.2	0.4	0.2	0.3

Combined	85.9%	90.4%	89.8%	90.1%

Three Month Comparison
Net written premiums for Specialty Lines increased $50 million for the three months ended September 30, 2005 as compared to the same period in 2004. This increase was primarily due to increased premium writings across most professional liability insurance lines of business. These favorable impacts were partially offset by increased ceded premiums for certain professional liability lines of business and decreased premiums for the warranty business. Due to a change in the warranty product offering, fees related to the new warranty product are included within other revenues.
Net earned premiums increased $52 million for the three months ended September 30, 2005 as compared with the same period in 2004, which reflects the increased premium writings over the past several quarters in Specialty Lines.
Specialty Lines averaged rate increases of 2% and 6% for the three months ended September 30, 2005 and 2004 for the contracts that renewed during those periods. Retention rates of 83% and 81% were achieved for those contracts that were up for renewal. CNA expects rate achievement will continue to moderate as competition for premiums continues to accelerate in these lines of business.
Net operating income increased $28 million for the three months ended September 30, 2005 as compared with the same period in 2004. This increase was primarily driven by an increase in net investment income, improvements in current accident year results, a decrease in the bad debt provision for reinsurance receivables and increased earned premiums. These increases to operating income were partially offset by reduced favorable net prior year development and increased catastrophe impacts in 2005. Catastrophe impacts were $14 million after-tax and $7 million after-tax for the three months ended September 30, 2005 and 2004.
Net income increased $47 million for the three months ended September 30, 2005 as compared with the same period in 2004 due to increased net operating income and improved net realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.
The combined ratio improved 4.5 points for the three months ended September 30, 2005 as compared with the same period in 2004. The loss ratio decreased 4.4 points due to a decrease in the bad debt provision for reinsurance receivables and improvements in the current accident year results, primarily in the warranty line of business. The improvement in the warranty current accident year results was offset by a corresponding increase in profit commissions as discussed in the expense ratio paragraph below. These favorable impacts to the loss ratio were partially offset by increased catastrophe losses. The 2005 catastrophes had an adverse impact of 3.1 points on the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
loss ratio for the three months ended September 30, 2005. The 2004 catastrophes had an adverse impact of 1.7 points on the loss ratio for the three months ended September 30, 2004.
Favorable net prior year development of $1 million was recorded for the three months ended September 30, 2005, including $7 million of favorable claim and allocated claim adjustment expense reserve development and $6 million of unfavorable premium development. Favorable net prior year development of $21 million, including $9 million of favorable claim and allocated claim adjustment expense reserve development and $12 million of favorable premium development, was recorded for the three months ended September 30, 2004.
The expense ratio increased 0.1 points and was impacted by a change in estimate related to profit commissions in the warranty line of business. This was partially offset by decreased net commission rates in certain specialty lines and an increased earned premium base.
Nine Month Comparison
Net written premiums for Specialty Lines increased $66 million for the nine months ended September 30, 2005 as compared with the same period in 2004. Net earned premiums increased $159 million for the nine months ended September 30, 2005 as compared with the same period in 2004. These increases were primarily attributable to the increased premium writing trend discussed above. Additionally, net earned premiums were adversely impacted by the premium development discussed below.
Specialty Lines averaged rate increases of 2% and 10% for the nine months ended September 30, 2005 and 2004 for the contracts that renewed during the period. Retention rates of 86% and 82% were achieved for those contracts that were up for renewal.
Net operating income increased $32 million compared to the prior year period. These results were favorably impacted by increased earned premium, improved current accident year results and an increase in net investment income. These results were unfavorably impacted by the absence of a net reduction of the allowance for uncollectible reinsurance receivables recorded in 2004 and increased catastrophe impacts. Catastrophe impacts were $14 million after-tax and $9 million after-tax for the nine months ended September 30, 2005 and 2004.
Net income increased $28 million for the nine months ended September 30, 2005 as compared with the same period in 2004 due primarily to increased net operating income. See the Investments section of this MD&A for discussion on net investment income and net realized investment results.
The combined ratio improved 0.3 points for the nine months ended September 30, 2005 as compared with the same period in 2004. The loss ratio decreased 0.1 points and was impacted by an improvement in the current accident year results, primarily due to the warranty line of business as discussed above and decreased unfavorable net prior year claim and claim adjustment expense reserve development. These improvements were partially offset by an increase in the bad debt provision recorded for reinsurance receivables as compared to the prior year period and increased catastrophe losses. The 2005 catastrophes had an adverse impact of 1.1 points on the loss ratio for the nine months ended September 30, 2005. The 2004 catastrophes had an adverse impact of 0.8 points on the loss ratio for the nine months ended September 30, 2004.
Unfavorable net prior year development was $41 million, including $31 million of unfavorable claim and allocated claim adjustment expense and $10 million of unfavorable premium development for the nine months ended September 30, 2005. Unfavorable net prior year development of $39 million, including $65 million of unfavorable claim and allocated claim adjustment expense development and $26 million of favorable premium development, was recorded for the same period in 2004.
2005 Net Prior Year Development
Approximately $60 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business,

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
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
Approximately $17 million of favorable net prior year claim and allocated claim adjustment expense development was recorded due to lower severity in the dental program.
Approximately $24 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. The remainder of the favorable net prior year claim and allocated claim adjustment expense development was primarily attributed to favorable experience in the warranty line of business, partially offset by unfavorable net prior year claim and allocated claim adjustment expense development attributed to other large D&O claims.
Additionally, there was approximately $25 million of favorable net prior year claim and allocated claim adjustment expense development and $19 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in 2005.
2004 Net Prior Year Development
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
The following table summarizes the gross and net carried reserves as of September 30, 2005 and December 31, 2004 for Specialty Lines.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	September 30, 2005	December 31, 2004
(In millions)

Gross Case Reserves	$1,820	$1,659
Gross IBNR Reserves	3,287	3,201

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,107	$4,860

Net Case Reserves	$1,214	$1,191
Net IBNR Reserves	2,339	2,042

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,553	$3,233

The expense ratio decreased 0.1 points primarily due to the reasons discussed in the three month comparison and lower state premium taxes and guaranty fund assessments in 2005 as compared to 2004 due to a change in estimate which reduced prior accruals.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
LIFE AND GROUP NON-CORE
The following table summarizes the results of operations for Life and Group Non-Core.
Results of Operations

	Three Months		Nine Months
Period ended September 30	2005	2004	2005	2004
(In millions)

Net earned premiums	$169	$182	$539	$710
Net investment income	179	109	431	457
Net operating loss	(35)	(13)	(29)	(20)
Net realized investment gains (losses)	(1)	2	(5)	(385)
Net loss	(36)	(11)	(34)	(405)
Three Month Comparison
The earned premiums for the Life and Group Non-Core segment consist primarily of premiums from the group and individual long term care businesses. Net earned premiums of $161 million in the third quarter of 2005 and $165 million in the third quarter of 2004 relate to these businesses. The specialty medical business was sold on January 6, 2005. There was $42 million of net earned premiums from the sold specialty medical business in the three months ended September 30, 2004.
Net results declined $25 million in the third quarter of 2005 as compared with the same period in 2004. The decline in net results was due primarily to a $17 million after-tax provision for estimated indemnification liabilities related to the sold individual life business and unfavorable reserve development of $14 million after-tax related to an accident and health reinsurance program. Partially offsetting these unfavorable impacts was increased net investment income, which included approximately $61 million from the trading portfolio which was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio. See the Investments section of this MD&A for additional information on net investment income and net realized investment results.
Nine Month Comparison
Net earned premiums for Life and Group Non-Core decreased $171 million for the nine months ended September 30, 2005 as compared with the same period in 2004. The decrease in net earned premiums was due primarily to decreased premiums from the sold individual life and specialty medical businesses.
Net results improved $371 million for the nine months ended September 30, 2005 as compared with the same period in 2004. The improvement in net results related primarily to a $389 million after-tax realized loss from the sale of the individual life business in 2004. Additionally contributing to the improvement in net results are the absence of a $22 million after-tax increase in insurance reserves and allowance for uncollectible reinsurance recorded in 2004 related to assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health exposures (IGI Program) and the absence of a charge recorded in 2004 related to individual long term care reserve strengthening. Also impacting the 2005 results are the unfavorable impacts discussed in the three month comparison and the absence of favorable results from the individual life and specialty medical businesses.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
CORPORATE AND OTHER NON-CORE
The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including APMT and intrasegment eliminations.
Results of Operations

	Three Months		Nine Months
Period ended September 30	2005	2004	2005	2004
(In millions)

Net investment income	$61	$65	$177	$195
Revenues	59	46	249	301
Net operating income	32	22	129	45
Net realized investment gains (losses)	(1)	(13)	(12)	40
Net income	31	9	117	85
Three Month Comparison
Revenues increased $13 million for the three months ended September 30, 2005 as compared with the same period in 2004. The increase in revenues was due primarily to reduced net realized investment losses. Partially offsetting this increase was decreased net investment income due to the segment’s declining reserve base. See the Investments section of this MD&A for additional information on net realized investment results.
Net income increased $22 million for the three months ended September 30, 2005 as compared with the same period in 2004. The increase in net income was due primarily to the increased revenues as discussed above and decreased unfavorable net prior year development.
Unfavorable net prior year development of $1 million was recorded for the three months ended September 30, 2005. There was no net prior year claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development. Unfavorable net prior year development of $11 million was recorded for the three months ended September 30, 2004, including $9 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $2 million of unfavorable premium development.
Nine Month Comparison
Revenues decreased $52 million for the nine months ended September 30, 2005 as compared with the same period in 2004. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re of $124 million due to the exit from the assumed reinsurance business in 2003, decreased net realized investment results and decreased net investment income as discussed above. Partially offsetting these decreases was $121 million ($79 million after-tax) of interest related to a Federal income tax settlement. See Note F of the Notes to the Condensed Consolidated Financial Statements for further discussion. See the Investments section of this MD&A for additional information on net realized investment results.
As previously disclosed, CNA sold its personal insurance business to Allstate Corporation (Allstate) in 1999. Under the revised terms of this transaction, Allstate purchased an option exercisable during 2005 to purchase 100% of the common stock of five CNA subsidiaries at the fair market value as of the exercise date. Royalty fees earned for the nine months ended September 30, 2005 and 2004 for personal insurance policies 100% reinsured with Allstate were approximately $24 million and $20 million. The royalty fee arrangement terminated on September 30, 2005.
Net income increased $32 million for the nine months ended September 30, 2005 as compared with the same period in 2004. The second quarter of 2005 Federal income tax settlement and a release of Federal income tax reserves increased net income by $115 million. This increase was partially offset by decreased net realized investment results, decreased operating results from CNA Re, decreased net investment income and increased unfavorable net prior year development. Net realized investment results for the nine months ended September 30, 2005 include a

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
$22 million after-tax impairment related to a national contractor. See the Critical Accounting Estimates section of this MD&A for additional information regarding the national contractor.
Unfavorable net prior year development was $89 million, including $74 million of unfavorable net prior year claim and allocated claim adjustment expense and $15 million of unfavorable premium development, for the nine months ended September 30, 2005. Unfavorable net prior year development of $71 million, including $58 million of unfavorable claim and allocated claim adjustment expense development and $13 million of unfavorable premium development, was recorded in the same period in 2004.
2005 Net Prior Year Development
Approximately $56 million of unfavorable claim and allocated claim adjustment expense development recorded in 2005 was a result of a second quarter commutation of a finite reinsurance contract put in place in 1992. CNA recaptured $400 million of losses and received $344 million of cash. The commutation was economically attractive because of the reinsurance agreement’s contractual interest rate and maintenance charges. Approximately $6 million of unfavorable claim and allocated claim adjustment expense development was related to the corporate aggregate reinsurance treaties. The unfavorable premium development was driven by $10 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $4 million of additional premium ceded to the corporate aggregate reinsurance treaties.
2004 Net Prior Year Development
The net prior year development recorded for the nine months ended September 30, 2004 relates to commutation agreements with several members of the Trenwick Group which resulted in unfavorable net prior year development which was partially offset by a release of a previously established allowance for uncollectible reinsurance.
The following table summarizes the gross and net carried reserves as of September 30, 2005 and December 31, 2004 for Corporate and Other Non-Core.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

	September 30, 2005	December 31, 2004
(In millions)

Gross Case Reserves	$3,477	$3,806
Gross IBNR Reserves	4,568	4,875

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,045	$8,681

Net Case Reserves	$1,483	$1,588
Net IBNR Reserves	1,684	1,691

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,167	$3,279

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
The Company’s ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by the Company. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.
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
Asbestos and Environmental Pollution and Mass Tort Reserves

	September 30, 2005		December 31, 2004
		Environmental		Environmental
		Pollution and		Pollution and
(In millions)	Asbestos	Mass Tort	Asbestos	Mass Tort

Gross reserves	$3,072	$634	$3,218	$755
Ceded reserves	(1,493)	(232)	(1,532)	(258)

Net reserves	$1,579	$402	$1,686	$497

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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
As of September 30, 2005 and December 31, 2004, CNA carried approximately $1,579 million and $1,686 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $8 million and $44 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2005 and 2004. The unfavorable net prior year development for the nine months ended September 30, 2004 was primarily related to a commutation. The Company paid asbestos-related claims, net of reinsurance recoveries, of $115 million and $104 million for the nine months ended September 30, 2005 and 2004.
The Company has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At September 30, 2005, CNA had 13 structured settlement agreements with a reserve, net of reinsurance, of $158 million. At December 31, 2004, CNA had 11 structured settlement agreements with a reserve, net of reinsurance, of $175 million. As to the 13 structured settlement agreements existing at September 30, 2005, payment obligations under those settlement agreements are projected to terminate by 2016.
In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At September 30, 2005, CNA had obligations for four accounts. With respect to these four remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a recorded reserve of $16 million, net of reinsurance. At December 31, 2004, CNA had fulfilled its Wellington Agreement obligations as to all but four accounts and had a recorded reserve of $17 million, net of reinsurance.
CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities. As of September 30, 2005, CNA had negotiated 34 coverage in place agreements. The Company has evaluated these commitments and the expected reinsurance recoveries under these agreements and has recorded a reserve of $70 million, net of reinsurance as of September 30, 2005. As of December 31, 2004, CNA had negotiated 33 coverage in place agreements. The Company had evaluated these commitments and the expected reinsurance recoveries under these agreements and had recorded a reserve of $76 million, net of reinsurance, as of December 31, 2004.
The Company categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. The Company has made closing large accounts a significant management priority. At September 30, 2005, CNA had 201 large accounts with reserves of $339 million, net of reinsurance. At December 31, 2004, the Company had 180 large accounts and had established reserves of $368 million, net of reinsurance. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At September 30, 2005, CNA had 1,082 small accounts, approximately 81% of its total active asbestos accounts, with reserves of $113 million, net of reinsurance. At December 31, 2004, the Company had 1,109 small accounts, approximately 83% of its total active asbestos accounts, with reserves of $141 million, net of reinsurance. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs’ attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and nevertheless must be defended by CNA under its policies. Bankruptcy filings and increased claims filings in the last few years could potentially increase costs incurred in defending small accounts.
The Company also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At September 30, 2005 and December 31, 2004, CNA had $145 million and $148 million of reserves, net of reinsurance, related to these asbestos liabilities arising from the Company’s assumed

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
reinsurance obligations and CNA’s participation in pools, including Excess & Casualty Reinsurance Association (ECRA).
At September 30, 2005 and December 31, 2004, the unassigned IBNR reserve was $684 million and $707 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.
The tables below depict CNA’s overall pending asbestos accounts and associated reserves at September 30, 2005 and December 31, 2004.
Pending Asbestos Accounts and Associated Reserves

September 30, 2005

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2005	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	13	$29	$158	10%
Wellington	4	2	16	1
Coverage in place	34	7	70	5
Fibreboard	1	—	54	3

Total with settlement agreements	52	38	298	19

Other policyholders with active accounts
Large asbestos accounts	201	52	339	22
Small asbestos accounts	1,082	21	113	7

Total other policyholders	1,283	73	452	29

Assumed reinsurance and pools	—	4	145	9
Unassigned IBNR	—	—	684	43

Total	1,335	$115	$1,579	100%

December 31, 2004

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2004	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	11	$39	$175	10%
Wellington	4	4	17	1
Coverage in place	33	14	76	5
Fibreboard	1	—	54	3

Total with settlement agreements	49	57	322	19

Other policyholders with active accounts
Large asbestos accounts	180	47	368	22
Small asbestos accounts	1,109	23	141	8

Total other policyholders	1,289	70	509	30

Assumed reinsurance and pools	—	8	148	9
Unassigned IBNR	—	—	707	42

Total	1,338	$135	$1,686	100%

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
CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (Keasbey) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling was affirmed on March 31, 2005 by Appellate Division, First Department. The trial in the Keasbey coverage action continues. It is unclear when the Company will have a decision from the trial court. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether the Company’s responsibilities extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; and (h) the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. (Burns & Roe). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The parties in the litigation are seeking a declaration of the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. The litigation has been stayed since May 14, 2003 pending resolution of the bankruptcy proceedings. A confirmation hearing in the bankruptcy proceeding has been scheduled for April, 2006. With respect to the Burns & Roe litigation and the pending bankruptcy proceeding, numerous unresolved factual and legal issues will impact the ultimate exposure to the Company. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 77,708 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by the Company. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by the Company contain aggregate limits of liability; (b) whether the Company’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of the Company’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Company for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Suits have also been initiated directly against two CNA companies and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 75 Ohio actions, plaintiffs allege that the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs. (E.g., Varner v. Ford Motor Co., (Ohio Ct. Common Pl., filed June 12, 2003); Peplowski v. ACE American Ins. Co. (N.D. Ohio, filed April 1, 2004), and Cross v. Garlock, Inc., (Ohio Ct. Common Pl., filed September 1, 2004)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no basis for spoliation, conspiracy and concert of action claims. That ruling was recently affirmed on appeal. Budd v. Am. Std., Inc., No. 84829 (Ohio Ct. App. May 26, 2005). The Cuyahoga County court has continued to dismiss substantially similar types of complaints and plaintiffs have either failed to appeal the dismissals or have voluntarily dismissed their appeals. Nonetheless, plaintiffs continue to file additional similar suits. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Similar lawsuits were filed in Texas beginning in 2002 against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (E.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and the Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. Recently, a different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 28, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against five specifically named asbestos defendants. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflected two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005 and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint greatly expands the scope of the action against the insurers, including CCC. Under the Amended Complaint, the defendant insurers, including CCC have now been sued for alleged violations of the UTPA in connection with

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
handling and resolving asbestos personal injury or wrongful death claims in the West Virginia courts against all their insureds if those claims were resolved before June 30, 2001. CCC, along with other insurer defendants, removed the Adams case to Federal court, Adams v. Ins. Co. of North America (INA), et al. (S.D. W. Va. No. 2:05-CV-0527). A motion by plaintiffs to remand the case to state court is pending. Numerous factual and legal issues remain to be resolved that are critical to the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/ or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various statutes of limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to the Company’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; (g) the appropriateness of the case for class action treatment; and (h) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
As of September 30, 2005 and December 31, 2004, CNA carried approximately $402 million and $497 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $3 million of environmental pollution and mass tort net

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
claim and claim adjustment expense reserve development recorded for the nine months ended September 30, 2005. No development was recorded for the nine months ended September 30, 2004. The Company recorded $15 million and $10 million of current accident year losses related to mass tort for the nine months ended September 30, 2005 and 2004. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $113 million and $79 million for the nine months ended September 30, 2005 and 2004.
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
In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and that continued at a far lesser rate in 2004 and 2005. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede the Company’s ability to estimate its ultimate liability for such claims.
The Company classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At September 30, 2005, CNA had five structured settlement agreements with its policyholders for which it had future payment obligations with a recorded reserve of $7 million, net of reinsurance. At December 31, 2004, CNA had two structured settlement agreements and has established reserves of $5 million, net of reinsurance, to fund future payment obligations under the agreements.
CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At September 30, 2005, CNA had 18 such agreements with a recorded reserve of $17 million, net of reinsurance. At December 31, 2004, CNA had negotiated 15 coverage in place agreements and had established a reserve of $16 million, net of reinsurance.
The Company categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. At September 30, 2005, CNA had 124 large accounts with a collective reserve of $66 million, net of reinsurance. At December 31, 2004, the Company had 134 large accounts with a collective reserve of $75 million, net of reinsurance. The Company has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At September 30, 2005, CNA had 372 small accounts with a collective reserve of $43 million, net of reinsurance. At December 31, 2004, CNA had 405 small accounts with a collective reserve of $47 million, net of reinsurance.
The Company also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA. CNA had reserves of $34 million and $36 million related to these liabilities as of September 30, 2005 and December 31, 2004.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
As of September 30, 2005 and December 31, 2004, CNA carried unassigned IBNR reserves for environmental pollution of $122 million, net of reinsurance and $163 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.
The charts below depict CNA’s overall pending environmental pollution accounts and associated reserves at September 30, 2005 and December 31, 2004.
At September 30, 2005

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2005	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	5	$5	$7	2%
Coverage in place	18	9	17	6

Total with Settlement Agreements	23	14	24	8

Other Policyholders with Active Accounts
Large pollution accounts	124	22	66	23
Small pollution accounts	372	15	43	15

Total Other Policyholders	496	37	109	38

Assumed Reinsurance & Pools	—	2	34	12
Unassigned IBNR	—	—	122	42

Total	519	$53	$289	100%

At December 31, 2004

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2004	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	2	$14	$5	1%
Coverage in place	15	5	16	5

Total with Settlement Agreements	17	19	21	6

Other Policyholders with Active Accounts
Large pollution accounts	134	18	75	22
Small pollution accounts	405	14	47	14

Total Other Policyholders	539	32	122	36

Assumed Reinsurance & Pools	—	2	36	10
Unassigned IBNR	—	—	163	48

Total	556	$53	$342	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

	Three Months		Nine Months
Period ended September 30	2005	2004	2005	2004
(In millions)

Fixed maturity securities	$393	$396	$1,167	$1,189
Short term investments	42	14	103	39
Limited partnerships	72	26	189	131
Equity securities	6	3	18	11
Income (loss) from trading portfolio (a)	41	(21)	25	13
Interest on funds withheld and other deposits	(50)	(54)	(139)	(157)
Other	5	4	16	15

Gross investment income	509	368	1,379	1,241
Investment expense	(9)	(8)	(34)	(25)

Net investment income	$500	$360	$1,345	$1,216

(a) The change in net unrealized gains (losses) on trading securities, included in net investment income, was $3 million and $(4) million for the three and nine months ended September 30, 2005 and $(4) million and $(2) million for the three and nine months ended September 30, 2004.
Net investment income increased by $140 million for the three months ended September 30, 2005 compared with the same period of 2004. This increase was due primarily to improved investment income from the trading portfolio, limited partnerships and short term investments which reflects the improved period over period returns within the sector. The improved income from the trading portfolio was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio.
The Company earned higher net investment income for the nine months ended September 30, 2005 compared with the same period of 2004. This increase was due primarily to improved short term and limited partnership results in addition to reduced interest expense on funds withheld and other deposits. See the Reinsurance section of the MD&A regarding additional information about interest costs on funds withheld and other deposits.
The bond segment of the investment portfolio yielded 4.8% and 4.7% for the nine months ended September 30, 2005 and 2004.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Net Realized Investment Gains (Losses)
The components of net realized investment results for available-for-sale securities are presented in the following table.
Net Realized Investment Gains (Losses)

	Three Months		Nine Months
Period ended September 30	2005	2004	2005	2004
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$2	$4	$(10)	$13
Corporate and other taxable bonds	9	(35)	(36)	(2)
Tax-exempt bonds	4	42	38	23
Asset-backed bonds	7	9	18	44
Redeemable preferred stock	—	6	10	11

Total fixed maturity securities	22	26	20	89
Equity securities	6	10	45	187
Derivative securities	53	(105)	34	(88)
Short term investments	1	—	1	—
Other, including disposition of businesses net of participating policyholders’ interest	(15)	10	(28)	(594)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	67	(59)	72	(406)
Allocated to participating policyholders’ and minority interest	—	(3)	2	(9)

Income tax (expense) benefit	(25)	20	(30)	158

Net realized investment gains (losses), net of participating policyholders’ and minority interests	$42	$(42)	$44	$(257)

Net realized investment gains were $42 million for the three months ended September 30, 2005 as compared to net realized investment losses of $42 million for the three months ended September 30, 2004. The increase in net realized gains was primarily driven by favorable results in derivative securities and improved results in corporate and other taxable bonds, partially offset by less favorable results from tax-exempt bonds. Impairment losses of $11 million after-tax and $12 million after-tax were recorded for the three months ended September 30, 2005 and September 30, 2004.
Net realized investment gains were $44 million for the nine months ended September 30, 2005 as compared to net realized investment losses of $257 million for the nine months ended September 30, 2004. The improvement in the net realized investment results was due primarily to a $389 million after-tax loss on the sale of the individual life insurance business in 2004. This improvement was partially offset by reduced gains for equities securities, which was largely attributable to the 2004 gain of $105 million after-tax on the disposition of Canary Wharf. Impairment losses of $46 million after-tax were recorded for the nine months ended September 30, 2005 across various sectors, including an impairment loss of $22 million after-tax related to loans made under a credit facility to a national contractor. See Note P for further details. Impairment losses were $13 million after-tax for other-than-temporary declines in fair value for fixed maturity and equity securities for the nine months ended September 30, 2004.
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
Realized Gains and Losses

	Three Months		Nine Months
Period ended September 30	2005	2004	2005	2004
(In millions)

Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$65	$130	$330	$443
Gross realized losses	(43)	(104)	(310)	(354)

Net realized gains on fixed maturity securities	22	26	20	89

Equity securities:
Gross realized gains	16	16	70	198
Gross realized losses	(10)	(6)	(25)	(11)

Net realized gains on equity securities	6	10	45	187

Net realized gains on fixed maturity and equity securities	$28	$36	$65	$276

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
Largest Realized Losses from Securities Sold at a Loss

	Nine Months Ended September 30, 2005
	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury. Volatility of interest rates prompted movement to other asset classes.	$12,661	$59	0-12+

Manufactures and sells vehicles worldwide under various brand names. The company also has financing and insurance operations. The company is experiencing inventory capacity issues. Losses relate to trades that took place to reduce issuer exposure.	357	45	0-12+

Large media company that was downgraded to below investment grade. Losses relate to trades that took place to reduce issuer exposure.	76	5	0-12+

Large domestic passenger and freight airline that filed for bankruptcy during third quarter 2005. Losses relate to trades that took place to reduce issuer exposure.	12	5	0-6

Issuer of high grade state general obligation bonds. Loss was incurred as a result of unfavorable interest rate change.	227	5	0-12

Total	$13,333	$119

(a) Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Valuation and Impairment of Investments
The following table details the carrying value of CNA’s general account investment portfolios.
Carrying Value of Investments

	September 30,		December 31,
	2005	%	2004	%
(In millions)

General account investments:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$3,287	8%	$4,346	11%
Asset-backed securities	10,542	25	7,788	20
States, municipalities and political subdivisions — tax-exempt	9,075	22	8,857	22
Corporate securities	5,964	14	6,513	17
Other debt securities	2,936	7	3,053	8
Redeemable preferred stock	214	1	146	—
Options embedded in convertible debt securities	1	—	234	1

Total fixed maturity securities available-for-sale	32,019	77	30,937	79

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	67	—	27	—
Asset-backed securities	109	—	125	—
Corporate securities	196	1	199	1
Other debt securities	33	—	35	—
Redeemable preferred stock	5	—	4	—

Total fixed maturity securities trading	410	1	390	1

Equity securities available-for-sale:
Common stock	281	1	260	1
Non-redeemable preferred stock	226	—	150	—

Total equity securities available-for-sale	507	1	410	1

Total equity securities trading	42	—	46	—

Short term investments available-for-sale	6,772	16	5,404	14
Short term investments trading	381	1	459	1
Limited partnerships	1,618	4	1,549	4
Other investments	34	—	36	—

Total general account investments	$41,783	100%	$39,231	100%

The Company’s general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, short-term investments, municipal bonds and corporate bonds.
Investments in the general account had a total net unrealized gain of $769 million at September 30, 2005 compared with $1,197 million at December 31, 2004. The unrealized position at September 30, 2005 was comprised of a net unrealized gain of $644 million for fixed maturities, a net unrealized gain of $126 million for equity securities and a $1 million unrealized loss for short-term securities. The unrealized position at December 31, 2004 was comprised of a net unrealized gain of $1,061 million for fixed maturities and a net unrealized gain of $136 million for equity securities.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
September 30, 2005	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$3,182	$124	$18	$1	$105
Asset-backed securities	10,616	42	102	14	(74)
States, municipalities and political subdivisions — tax-exempt	8,945	181	44	7	130
Corporate securities	5,722	326	70	14	242
Other debt securities	2,697	255	14	2	239
Redeemable preferred stock	212	4	2	—	2
Options embedded in convertible debt securities	1	—	—	—	—

Total fixed maturity securities available-for-sale	31,375	932	250	38	644

Total fixed maturity securities trading	410	—	—	—	—

Equity securities available-for-sale:
Common stock	171	112	2	—	110
Non-redeemable preferred stock	210	16	—	—	16

Total equity securities available-for-sale	381	128	2	—	126

Total equity securities trading	42	—	—	—	—

Total fixed maturity and equity securities	$32,208	$1,060	$252	$38	$770

	Cost or	Gross	Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized
December 31, 2004	Cost	Gains	12 Months	12 Months	Gain
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$4,233	$126	$13	$—	$113
Asset-backed securities	7,706	105	19	4	82
States, municipalities and political subdivisions — tax-exempt	8,699	189	28	3	158
Corporate securities	6,093	477	52	5	420
Other debt securities	2,769	295	11	—	284
Redeemable preferred stock	142	6	—	2	4
Options embedded in convertible debt securities	234	—	—	—	—

Total fixed maturity securities available-for-sale	29,876	1,198	123	14	1,061

Total fixed maturity securities trading	390	—	—	—	—

Equity securities available-for-sale:
Common stock	148	112	—	—	112
Non-redeemable preferred stock	126	24	—	—	24

Total equity securities available-for-sale	274	136	—	—	136

Total equity securities trading	46	—	—	—	—

Total fixed maturity and equity securities	$30,586	$1,334	$123	$14	$1,197

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
At September 30, 2005, the carrying value of the general account fixed maturities was $32,429 million, representing 78% of the total investment portfolio. The net unrealized position associated with the fixed maturity portfolio included $288 million in gross unrealized losses consisting of municipal securities which represented 17%, corporate bonds which represented 29%, asset-backed securities which represented 40%, and all other fixed maturity securities which represented 14%. Within corporate bonds, the largest industry sectors were consumer cyclical and financial, which represented 31% and 21% of the gross unrealized losses. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.
The following table provides the composition of fixed maturity securities with an unrealized loss at September 30, 2005 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.
Contractual Maturity

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	3%	—%
Due after one year through five years	11	5
Due after five years through ten years	7	13
Due after ten years	71	76
Asset-backed securities	8	6

Total	100%	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The following table summarizes, for fixed maturity and equity securities in an unrealized loss position at September 30, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.
Unrealized Loss Aging

	September 30, 2005		December 31, 2004
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$13,637	$160	$7,742	$53
7-12 months	2,160	45	2,448	59
13-24 months	965	25	368	12
Greater than 24 months	136	5	2	—

Total investment grade	16,898	235	10,560	124

Non-investment grade:
0-6 months	656	25	188	7
7-12 months	157	20	69	4
13-24 months	106	8	20	2
Greater than 24 months	2	—	—	—

Total non-investment grade	921	53	277	13

Total fixed maturity securities	17,819	288	10,837	137

Equity securities:
0-6 months	90	2	4	—
7-12 months	3	—	1	—
13-24 months	—	—	1	—
Greater than 24 months	4	—	3	—

Total equity securities	97	2	9	—

Total fixed maturity and equity securities	$17,916	$290	$10,846	$137

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
The Company’s non-investment grade fixed maturity securities available-for-sale as of September 30, 2005 that were in a gross unrealized loss position had a fair value of $921 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. The Company’s Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of September 30, 2005 and December 31, 2004.
Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
September 30, 2005	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$656	$19	$4	$2	$—	$25
7-12 months	157	5	11	4	—	20
13-24 months	106	4	4	—	—	8
Greater than 24 months	2	—	—	—	—	—

Total non-investment grade	$921	$28	$19	$6	$—	$53

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
December 31, 2004	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$188	$6	$1	$—	$—	$7
7-12 months	69	3	1	—	—	4
13-24 months	20	1	1	—	—	2

Total non-investment grade	$277	$10	$3	$—	$—	$13

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at September 30, 2005. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, the Company’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, the Company has the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. The Company maintains sufficient levels of liquidity so as to not impact the asset/liability management process.
The Company’s equity securities available for sale as of September 30, 2005 that were in an unrealized loss position had a fair value of $97 million. The Company’s Impairment Committee, under the same process as followed for

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
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
The general account portfolio consists primarily of high quality bonds, 91% and 93% of which were rated as investment grade (rated BBB or higher) at September 30, 2005 and December 31, 2004. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.
General Account Bond Ratings

	September 30,		December 31,
	2005	%	2004	%
(In millions)

U.S. Government and affiliated agency securities	$3,550	11%	$4,640	15%
Other AAA rated	16,439	51	14,628	47
AA and A rated	5,371	17	5,597	18
BBB rated	4,023	12	4,072	13
Below investment-grade	2,826	9	2,240	7

Total	$32,209	100%	$31,177	100%

At September 30, 2005 and at December 31, 2004, approximately 96% and 99% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or Company management.
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
The carrying value of non-traded securities at September 30, 2005 was $109 million which represents 0.3% of the Company’s total investment portfolio. These securities were in a net unrealized gain position of $72 million at September 30, 2005. Of the non-traded securities, 53% are priced by unrelated third party sources.
Included in CNA’s general account fixed maturity securities at September 30, 2005 were $10,651 million of asset-backed securities, at fair value, consisting of approximately 59% in collateralized mortgage obligations (CMOs), 20% in corporate asset-backed obligations, 18% in corporate mortgage-backed pass-through certificates, and 3% in U.S. Government agency issued pass-through certificates. The CMOs held are actively traded in liquid markets and are priced by broker-dealers.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The carrying value of the components of the general account short-term investment portfolio is presented in the following table.
Short-term Investments

	September 30,	December 31,
	2005	2004
(In millions)

Short-term investments available-for-sale:
Commercial paper	$1,778	$1,655
U.S. Treasury securities	1,851	2,382
Money market funds	453	174
Other	2,690	1,193

Total short-term investments available-for-sale	6,772	5,404

Short-term investments trading:
Commercial paper	91	46
U.S. Treasury securities	62	300
Money market funds	228	99
Other	—	14

Total short-term investments trading	381	459

Total short-term investments	$7,153	$5,863

The fair value of collateral held related to securities lending, included in other short-term investments, was $2,006 million and $918 million at September 31, 2005 and December 31, 2004.
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
For the nine months ended September 30, 2005, net cash provided by operating activities was $1,034 million as compared with $1,259 million provided for the same period in 2004. The decrease in cash provided by operating activities related primarily to decreased net premium collections, partially offset by a reduction in claims and expense payments in 2005 as compared with 2004. The decrease in net premium collections is primarily due to the sale of the individual life business. Also impacting operating cash flows were net tax payments of $289 million in 2005 as compared with net tax refunds of $534 million in 2004. In addition, the Company received cash of $344 million in 2005 related to a commutation and received cash of $121 million related to net refund interest as discussed further in Note F of the Notes to the Condensed Consolidated Financial Statements.
Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.
For the nine months ended September 30, 2005, net cash used by investing activities was $540 million as compared with $1,149 million used for the same period in 2004. Cash flows used for investing activities related principally to purchases of fixed maturity securities.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.
For the nine months ended September 30, 2005, net cash used by financing activities was $503 million as compared with $178 million used for the same period in 2004. Cash flows used for financing activities were related principally to the repayment of debt.
The Company believes it has adequate liquidity to meet its catastrophe loss obligations.
The company has a shelf registration statement under which it may issue an aggregate of $1,500 million of debt or equity securities. This registration statement was declared effective by the Securities and Exchange Commission (SEC) on September 14, 2005.
Debt and Other Commitments
See Note J of the Notes to the Condensed Consolidated Financial Statements for a detailed discussion of the Company’s debt.
See Note P of the Notes to the Condensed Consolidated Financial Statements for information related to CNA Surety’s and a large national contractor’s related party transactions with CNAF. The impact of these transactions should be considered when evaluating the Company’s liquidity and capital resources.
See Note L of the Notes to the Condensed Consolidated Financial Statements for information related to the Company’s commitments and contingencies. The impact of these commitments and contingencies should be considered when evaluating the Company’s liquidity and capital resources.
A summary of the Company’s commitments as of September 30, 2005 is presented in the following table.
Commitments

						2010 and
September 30, 2005	2005	2006	2007	2008	2009	Beyond	Total
(In millions)

Debt (a)	$43	$409	$106	$472	$73	$1,629	2,732
Lease obligations	17	52	44	36	29	77	255
Claim and claim expense reserves (b)	2,441	7,173	5,111	3,658	2,612	12,349	33,344
Future policy benefits reserves (c)	68	178	173	174	170	8,866	9,629
Policyholder funds reserves (c)	258	952	155	35	9	156	1,565
Guaranteed payment contracts (d)	8	15	7	—	—	—	30

Total	$2,835	$8,779	$5,596	$4,375	$2,893	$23,077	$47,555

(a)	Includes estimated future interest payments, but does not include original issue discount.

(b)	Claim and claim adjustment expense reserves are not discounted and represent the Company’s estimate of the amount and timing of the ultimate settlement and administration of claims based on its assessment of facts and circumstances known as of September 30, 2005. See the Reserves – Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $12 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)	Future policy benefits and policyholder funds reserves are not discounted and represent the Company’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of September 30, 2005. Future policy benefit reserves of $979 million and policyholder fund reserves of $54 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(d)	Primarily relating to telecommunications and software services.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Regulatory Matters
The Company has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan has been completed. This phase served to consolidate the Company’s U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, the Company implemented a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of CIC and its 14 affiliated insurance companies (CIC Group) to CCC. Additionally, the ownership of the CIC Group was transferred to CCC in order to align the insurance risks with the supporting capital. In subsequent phases of this plan, the Company will continue its efforts to reduce both the number of U.S. property and casualty insurance entities it maintains and the number of states in which such entities are domiciled. In order to facilitate the execution of this plan, the Company, CCC and CIC have agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners.
In connection with the approval process for aspects of the reorganization and legal entity streamlining plan, the Company agreed to undergo a state regulatory financial examination of CCC and CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. Such review also includes examination of certain of the finite reinsurance contracts entered into by the Company and whether such contracts possess sufficient risk transfer characteristics necessary to qualify for accounting treatment as reinsurance. Several examination reports were issued by state regulatory authorities in the second and third quarters of 2005, and two examination reports are outstanding.
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
Along with other companies in the industry, the Company has received subpoenas, interrogatories and inquiries from: (i) California, Connecticut, Delaware, Florida, Hawaii, Illinois, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) the Securities and Exchange Commission (SEC), the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning finite insurance products purchased and sold by the Company; (iii) the Massachusetts Attorney General and the Connecticut Attorney General concerning investigations into anti-competitive practices; and (iv) the New York State Attorney General concerning declinations of attorney malpractice insurance. Subsequent to issuance of its subpoena as indicated above, the SEC requested that Company produce documents and provide additional information relating to its previously referenced restatement, including its relationship with and accounting for Accord Re. The Company continues to respond to these subpoenas, interrogatories and inquiries.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation — Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2005, CCC is in a positive earned surplus position, thereby enabling CCC to pay approximately $330 million in dividends for the remainder of 2005 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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
Loews
The Series H Cumulative Preferred Issue (Series H Issue) is held by Loews and accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of September 30, 2005, the Company has $179 million of undeclared but accumulated dividends. The Series H Issue dividend amounts for the three and nine months ended September 30, 2005 and 2004 have been subtracted from Net Income (Loss) to determine income (loss) available to common stockholders.
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
The table below reflects the various group ratings issued by A.M. Best, Fitch, Moody’s and S&P as of -October 11, 2005 for the Property and Casualty and Life companies. The table also includes the ratings for CNAF’s senior debt and Continental senior debt.

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
On August 16 and 25, 2005, Standard & Poor’s and A.M Best Company assigned the current debt ratings (bbb and BBB-, respectively) to CNA’s $1.5 billion shelf offering.
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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Accounting Pronouncements
In December of 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123R), that amends Statement of Financial Accounting Standard No. 123 (SFAS 123), as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). After the effective date of this standard, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply this standard using either the modified prospective method or the modified retrospective method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants, modifies, repurchases or cancels after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either (a) all prior years for which SFAS 123 was effective (i.e. for all fiscal years beginning after December 15, 1994) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS 123R does not coincide with the beginning of the fiscal year. On March 29, 2005, the SEC staff issued Staff Accounting Bulletin 107 (SAB 107) providing additional guidance on implementing SFAS 123R. Further, SAB 107 recommends additional discussion in the MD&A on items that could affect comparability of financial statements from period to period. The Company plans to provide additional details in the MD&A on Form 10-K for 2005. SFAS 123R is effective for the Company beginning after January 1, 2006. Adoption of this standard is not expected to have a material impact on the Company’s results of operations and/or equity.
In May of 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Correction. This standard is a replacement of Accounting Policy Board Opinion No. 20 and FASB Standard No. 3. Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred. In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines. This new standard is effective for fiscal years beginning after December 14, 2005.
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
The sensitivity analysis estimates the decline in the fair value of the Company’s interest sensitive assets and liabilities that were held on September 30, 2005 and December 31, 2004 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points. The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at September 30, 2005 and December 31, 2004, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at September 30, 2005 and December 31, 2004, with all other variables held constant. The Company’s equity holdings were assumed to be highly and positively correlated with the Index. At September 30, 2005, a 10% and 25% decrease in the Index would result in a $212 million and $531 million decrease compared to a $214 million and $534 million decrease at December 31, 2004, in the market value of the Company’s equity investments.
Of these amounts, under the 10% and 25% scenarios, $4 million and $11 million at September 30, 2005 and $5 million and $14 million at December 31, 2004 pertained to decreases in the fair value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the fair value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.
The following tables present the estimated effects on the fair value of the Company’s financial instruments at September 30, 2005 and December 31, 2004, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued
Market Risk Scenario 1

		Increase (Decrease)
	Market	Interest	Currency	Equity
September 30, 2005	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$32,019	$(1,884)	$(81)	$(21)
Fixed maturity securities trading	410	(4)	—	(2)
Equity securities available-for-sale	507	—	(6)	(51)
Equity securities trading	42	—	—	(4)
Short term investments available-for-sale	6,772	(11)	(40)	—
Short term investments trading	381	—	—	—
Limited partnerships	1,618	7	—	(20)
Other invested assets	31	—	—	—
Interest rate swaps	—	104	—	—
Equity indexed futures for trading securities	—	2	—	(110)
Other derivative securities	3	6	—	—

Total general account	41,783	(1,780)	(127)	(208)

Separate accounts:
Fixed maturity securities	476	(22)	—	—
Equity securities	45	—	—	(4)
Short term investments	26	—	—	—

Total separate accounts	547	(22)	—	(4)

Total securities	$42,330	$(1,802)	$(127)	$(212)

Debt (carrying value)	$1,751	$(94)	$—	$—

Market Risk Scenario 1

		Increase (Decrease)
	Fair	Interest	Currency	Equity
December 31, 2004	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$30,937	$(1,824)	$(88)	$(26)
Fixed maturity securities trading	390	(4)	(1)	(3)
Equity securities available-for-sale	410	—	(9)	(41)
Equity securities trading	46	—	—	(5)
Short term investments available-for-sale	5,404	(7)	(10)	—
Short term investments trading	459	—	—	—
Limited partnerships	1,549	6	—	(18)
Other invested assets	42	—	—	—
Interest rate swaps	(8)	8	—	—
Equity index futures for trading	—	2	—	(116)
Other derivative securities	2	7	(21)	—

Total general account	39,231	(1,812)	(129)	(209)

Separate accounts:
Fixed maturity securities	486	(24)	—	—
Equity securities	55	—	—	(5)
Short term investments	20	—	—	—

Total separate accounts	561	(24)	—	(5)

Total securities	$39,792	$(1,836)	$(129)	$(214)

Debt (carrying value)	$2,257	$(97)	$—	$—

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued
The following tables present the estimated effects on the fair value of the Company’s financial instruments at September 30, 2005 and December 31, 2004, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.
Market Risk Scenario 2

		Increase (Decrease)
	Market	Interest	Currency	Equity
September 30, 2005	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$32,019	$(2,799)	$(163)	$(54)
Fixed maturity securities trading	410	(6)	—	(5)
Equity securities available-for-sale	507	—	(12)	(127)
Equity securities trading	42	—	—	(10)
Short term investments available-for-sale	6,772	(17)	(79)	—
Short term securities trading	381	—	—	—
Limited partnerships	1,618	10	—	(49)
Other invested assets	31	—	—	—
Interest rate swaps	—	152	—	—
Equity indexed futures for trading	—	3	(1)	(274)
Other derivative securities	3	9	4	(1)

Total general account	41,783	(2,648)	(251)	(520)

Separate accounts:
Fixed maturity securities	476	(34)	—	—
Equity securities	45	—	—	(11)
Short term investments	26	—	—	—

Total separate accounts	547	(34)	—	(11)

Total securities	$42,330	$(2,682)	$(251)	$(531)

Debt (carrying value)	$1,751	$(138)	$—	$—

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
There were no significant changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information on CNA’s legal proceedings is set forth in Notes G and H of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 5. Other Information
(a)	CCC and James R. Lewis entered into an Employment Agreement as of October 26, 2005 pursuant to which Mr. Lewis will continue to serve as Executive Vice President and Chief Executive Officer of the Company’s Property and Casualty Operations from January 1, 2006 to December 31, 2008. A copy of said Employment Agreement is filed with this Report as Exhibit 10.21.

(b)	CNAF and Stephen W. Lilienthal entered into an Employment Agreement as of October 26, 2005 pursuant to which Mr. Lilienthal will continue to serve as Chief Executive Officer of CNAF and as Chairman and Chief Executive Officer of CNAF’s wholly-owned insurance subsidiaries from January 1, 2006 to December 31, 2008. A copy of said Employment Agreement is filed with this Report as Exhibit 10.22.
Item 6. Exhibits
(a) Exhibits

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1*

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2*
*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation
Dated: October 28, 2005	By	/s/ D. Craig Mense
D. Craig Mense
Chief Financial Officer