Form 10-K
period 2005-12-31
CNA FINANCIAL CORP
filed 2006-03-08
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

     Yes...          No✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

     Yes...          No✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ✓          No...

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (check one):
     Large Accelerated Filer  ...     Accelerated Filer  ✓    Non-Accelerated Filer  ...
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     Yes...          No✓

As of February 28, 2006, 256,001,968 shares of common stock were outstanding. The aggregate market value of the common stock of CNA Financial Corporation held by non–affiliates of the registrant as of June 30, 2005 was approximately $635 million based on the closing price of $28.42 per share of the common stock on the New York Stock Exchange on June 30, 2005.
DOCUMENTS INCORPORATED
BY REFERENCE:
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2006 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNA and its subsidiaries. Our property and casualty insurance operations are conducted by Continental Casualty Company (CCC), incorporated in 1897, and its affiliates, and The Continental Insurance Company (CIC), organized in 1853, and its affiliates. CIC became an affiliate of ours in 1995 as a result of the acquisition of The Continental Corporation (Continental). Life and group insurance operations were either sold or are primarily being managed as a run-off operation. These operations are primarily conducted within CCC and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 91% of our outstanding common stock and 100% of our Series H preferred stock as of December 31, 2005.
We serve a wide variety of customers, including small, medium and large businesses, associations, professionals, and groups and individuals with a broad range of insurance and risk management products and services.
Insurance products primarily include property and casualty coverages. Our services include risk management, information services, warranty and claims administration. Our products and services are marketed through independent agents, brokers, managing general agents and direct sales.
In 2005, we conducted our operations through four operating segments: Standard Lines, Specialty Lines, Life and Group Non-Core and Corporate and Other Non-Core. These segments are managed separately because of differences in their product lines and markets. Discussions of each segment including the products offered, the customers served, the distribution channels used and competition are set forth in the Management’s Discussion and Analysis (MD&A) included under Item 7 and in Note N of the Consolidated Financial Statements included under Item 8.
Competition
The property and casualty insurance industry is highly competitive both as to rate and service. Our consolidated property and casualty subsidiaries compete not only with other stock insurance companies, but also with mutual insurance companies, reinsurance companies and other entities for both producers and customers. We must continuously allocate resources to refine and improve our insurance products and services.
Rates among insurers vary according to the types of insurers and methods of operation. We compete for business not only on the basis of rate, but also on the basis of availability of coverage desired by customers, ratings and quality of service, including claim adjustment services.
There are approximately 2,400 individual companies that sell property and casualty insurance in the United States. Our consolidated property and casualty subsidiaries ranked as the fourteenth largest property and casualty insurance organization and we are the seventh largest commercial insurance writer in the United States based upon 2004 statutory net written premiums.
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
Insurers are also required by the states to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. Our share of these involuntary risks is mandatory and generally a function of our respective share of the voluntary market by line of insurance in each state.

Insurance companies are subject to state guaranty fund and other insurance-related assessments. Guaranty fund and other insurance-related assessments are levied by the state departments of insurance to cover claims of insolvent insurers.
Reform of the U.S. tort liability system is another issue facing the insurance industry. Over the last decade, many states have passed some type of reform. In recent years, for example, significant state general tort reforms have been enacted in Georgia, Ohio, Mississippi and South Carolina. Specific state legislation addressing state asbestos reform has been passed in Ohio, Georgia, Florida, and Texas. Several more states will be considering such legislation in the coming year. Although these states’ legislatures have begun to address their litigious environments, some reforms are being challenged in the courts and it will take some time before they are finalized. Even though there has been some tort reform success, new causes of action and theories of damages continue to be proposed in state court actions or by legislatures. Continued unpredictability in the law means that insurance underwriting and rating is expected to continue to be difficult in commercial lines, professional liability and some specialty coverages.
Although the Federal Government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry in a variety of ways. These initiatives and legislation include tort reform proposals; proposals to establish a privately financed trust to process asbestos bodily injury claims; proposals to overhaul the Superfund hazardous waste removal and liability statutes; proposals to address terrorism risk and various tax proposals affecting insurance companies. In 1999, Congress passed the Financial Services Modernization or “Gramm-Leach-Bliley” Act (GLB Act), which repealed portions of the Glass-Steagall Act and enabled closer relationships between banks and insurers. Although “functional regulation” was preserved by the GLB Act for state oversight of insurance, additional financial services modernization legislation could include provisions for an alternate federal system of regulation for insurance companies.
Our domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners (NAIC) to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the risk-based capital requirements specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital requirements, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which determines a specified level of regulatory attention applicable to a company. As of December 31, 2005 and 2004, all of our domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.
Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. We have operations in the United Kingdom, Canada and other countries.
Employee Relations
As of December 31, 2005, we had approximately 10,100 employees and have experienced satisfactory labor relations. We have never had work stoppages due to labor disputes.
We have comprehensive benefit plans for substantially all of our employees, including retirement plans, savings plans, disability programs, group life programs and group healthcare programs. See Note J of the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans.

Supplementary Insurance Data
The following table sets forth supplementary insurance data:
Supplementary Insurance Data

Years ended December 31	2005	2004	2003
(In millions, except ratio information)
Trade Ratios – GAAP basis (a)
Loss and loss adjustment expense ratio	89.4%	74.6%	111.8%
Expense ratio	31.2	31.5	37.3
Dividend ratio	0.3	0.2	1.4

Combined ratio	120.9%	106.3%	150.5%

Trade Ratios – Statutory basis (a)
Loss and loss adjustment expense ratio	92.2%	78.1%	118.1%
Expense ratio	31.0	27.2	34.6
Dividend ratio	0.5	0.6	1.2

Combined Ratio	123.7%	105.9%	153.9%

Individual Life and Group Life Insurance Inforce (b)
Individual life	$10,711	$11,566	$330,805
Group life	9,838	45,079	58,163

Total	$20,549	$56,645	$388,968

Other Data – Statutory basis (c)
Property and casualty companies’ capital and surplus (d)	$6,940	$6,998	$6,170
Life and group company(ies)’ capital and surplus	627	1,177	707
Property and casualty companies’ written premiums to surplus ratio	1.0	1.0	1.1
Life companies’ capital and surplus-percent to total liabilities	33.1%	56.0%	13.0%
Participating policyholders-percent of gross life insurance inforce	3.5%	1.4%	0.5%

(a)	Trade ratios reflect the results of our property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss and loss adjustment expense ratio is the percentage of net incurred claim and claim adjustment expenses and the expenses incurred related to uncollectible reinsurance receivables to net earned premiums. The primary difference in this ratio between accounting principles generally accepted in the United States of America (GAAP) and statutory accounting practices (SAP) is related to the treatment of active life reserves (ALR) related to long term care insurance products written in property and casualty insurance subsidiaries. For GAAP, ALR is classified as claim and claim adjustment expense reserves whereas for SAP, ALR is classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting and acquisition expenses (including the amortization of deferred acquisition expenses) to net earned premiums. The expense ratio, using amounts determined in accordance with SAP, is the percentage of acquisition and underwriting expenses (with no deferral of acquisition expenses) to net written premiums. The dividend ratio, using amounts determined in accordance with GAAP, is the ratio of dividends incurred to net earned premiums. The dividend ratio, using amounts determined in accordance with SAP, is the ratio of dividends paid to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.

(b)	The decline in gross inforce is attributable to the sales of the group benefits and the individual life businesses. See Note H of the Consolidated Financial Statements included under Item 8 for additional inforce information.

(c)	Other data is determined in accordance with SAP. Life and group statutory capital and surplus as a percent of total liabilities is determined after excluding separate account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

(d)	Surplus includes the property and casualty companies’ equity ownership of the life and group company(ies)’ capital and surplus.

The following table displays the distribution of gross written premiums for our operations by geographic concentration.
Gross Written Premiums

	Percent of Total
Years ended December 31	2005	2004	2003
California	9.0%	9.3%	8.5%
New York	7.9	7.9	7.3
Florida	7.1	7.1	7.6
Texas	5.7	5.4	5.7
Illinois	4.2	5.1	9.3
Pennsylvania	4.2	4.7	4.2
New Jersey	3.8	5.3	4.5
Massachusetts	3.3	3.2	3.1
All other states, countries or political subdivisions (a)	54.8	52.0	49.8

Total	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of gross written premiums.
Approximately 6.1%, 5.0% and 3.2% of our gross written premiums were derived from outside of the United States for the years ended December 31, 2005, 2004 and 2003. Gross written premiums from the United Kingdom were approximately 2.8%, 2.3%, and 1.8% of our premiums for the years ended December 31, 2005, 2004 and 2003. Premiums from any individual foreign country excluding the United Kingdom were not significant.
Property and Casualty Claim and Claim Adjustment Expenses
The following loss reserve development table illustrates the change over time of reserves established for property and casualty claim and claim adjustment expenses at the end of the preceding ten calendar years for our property and casualty insurance operations. The table excludes our life subsidiary(ies), and as such, the carried reserves will not agree to the Consolidated Financial Statements included under Item 8. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of our property and casualty insurance subsidiaries’ expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims.
The loss reserve development table for property and casualty companies is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. Additionally, the development amounts in the table below are the amounts prior to consideration of any related reinsurance bad debt allowance impacts.

Schedule of Loss Reserve Development

Calendar Year Ended	1995 (a)	1996	1997	1998	1999 (b)	2000	2001 (c)	2002 (d)	2003	2004	2005
(In millions)
Originally reported gross reserves for unpaid claim and claim adjustment expenses	$31,296	$29,559	$28,731	$28,506	$26,850	$26,510	$29,649	$25,719	$31,284	$31,204	$30,694
Originally reported ceded recoverable	5,784	5,385	5,056	5,182	6,091	7,333	11,703	10,490	13,847	13,682	10,438

Originally reported net reserves for unpaid claim and claim adjustment expenses	$25,512	$24,174	$23,675	$23,324	$20,759	$19,177	$17,946	$15,229	$17,437	$17,522	$20,256

Cumulative net paid as of:
One year later	$6,594	$5,851	$5,954	$7,321	$6,547	$7,686	$5,981	$5,373	$4,382	$2,651	$–
Two years later	10,635	9,796	11,394	12,241	11,937	11,992	10,355	8,768	6,104	–	–
Three years later	13,516	13,602	14,423	16,020	15,256	15,291	12,954	9,747	–	–	–
Four years later	16,454	15,793	17,042	18,271	18,151	17,333	13,244	–	–	–	–
Five years later	18,179	17,736	18,568	20,779	19,686	17,775	–	–	–	–	–
Six years later	19,697	18,878	20,723	21,970	20,206	–	–	–	–	–	–
Seven years later	20,642	20,828	21,649	22,564	–	–	–	–	–	–	–
Eight years later	22,469	21,609	22,077	–	–	–	–	–	–	–	–
Nine years later	23,156	21,986	–	–	–	–	–	–	–	–	–
Ten years later	23,459	–	–	–	–	–	–	–	–	–	–

Net reserves re-estimated as of:
End of initial year	$25,512	$24,174	$23,675	$23,324	$20,759	$19,177	$17,946	$15,229	$17,437	$17,522	$20,256
One year later	25,388	23,970	23,904	24,306	21,163	21,502	17,980	17,650	17,671	18,513	–
Two years later	24,859	23,610	24,106	24,134	23,217	21,555	20,533	18,248	19,120	–	–
Three years later	24,363	23,735	23,776	26,038	23,081	24,058	21,109	19,814	–	–	–
Four years later	24,597	23,417	25,067	25,711	25,590	24,587	22,547	–	–	–	–
Five years later	24,344	24,499	24,636	27,754	26,000	25,594	–	–	–	–	–
Six years later	25,345	24,120	26,338	28,078	26,625	–	–	–	–	–	–
Seven years later	25,086	25,629	26,537	28,437	–	–	–	–	–	–	–
Eight years later	26,475	25,813	26,770	–	–	–	–	–	–	–	–
Nine years later	26,618	26,072	–	–	–	–	–	–	–	–	–
Ten years later	26,848	–	–	–	–	–	–	–	–	–	–

Total net (deficiency) redundancy	$(1,336)	$(1,898)	$(3,095)	$(5,113)	$(5,866)	$(6,417)	$(4,601)	$(4,585)	$(1,683)	$(991)	$–

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$26,848	$26,072	$26,770	$28,437	$26,625	$25,594	$22,547	$19,814	$19,120	$18,513	$–
Re-estimated ceded recoverable	8,459	7,626	6,967	7,440	9,671	10,447	16,043	15,451	13,908	12,840	–

Total gross re-estimated reserves	$35,307	$33,698	$33,737	$35,877	$36,296	$36,041	$38,590	$35,265	$33,028	$31,353	$–

Net (deficiency) redundancy related to:
Asbestos claims	$(2,361)	$(2,463)	$(2,362)	$(2,120)	$(1,543)	$(1,478)	$(706)	$(705)	$(64)	$(10)	$–
Environmental and mass tort claims	(802)	(749)	(776)	(561)	(663)	(654)	(193)	(200)	(52)	(53)	–

Total asbestos, environmental and mass tort	(3,163)	(3,212)	(3,138)	(2,681)	(2,206)	(2,132)	(899)	(905)	(116)	(63)	–
Other claims	1,827	1,314	43	(2,432)	(3,660)	(4,285)	(3,702)	(3,680)	(1,567)	(928)	–

Total net (deficiency) redundancy	$(1,336)	$(1,898)	$(3,095)	$(5,113)	$(5,866)	$(6,417)	$(4,601)	$(4,585)	$(1,683)	$(991)	$–

(a)	Includes gross reserves of $9,713 million and net reserves of $6,063 million for CIC and its insurance affiliates, which were acquired on May 10, 1995 (the Acquisition Date) and subsequent development thereon.

(b)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 million as of December 31, 1999.

(c)	Effective January 1, 2001, we established a new life insurance company, CNA Group Life Assurance Company (CNAGLA). Further, on January 1, 2001 approximately $1,055 million of reserves were transferred from CCC to CNAGLA.

(d)	Effective October 31, 2002, we sold CNA Reinsurance Company Limited (CNA Re U.K.). As a result of the sale, net reserves were reduced by approximately $1,316 million.
The Company recorded loss reserve development of $991 million in 2005. Included in this amount is $433 million related to commutations of significant finite reinsurance treaties. Loss reserve development was also recorded related to the Company’s assumed reinsurance operations which are in run-off, workers compensation and excess workers compensation lines, primarily in accident years 2003 and prior, the architects and engineers book of business, pollution exposures and large directors and officers claims.
Additional information regarding our property and casualty claim and claim adjustment expense reserves and reserve development is set forth in the MD&A included under Item 7 and in Notes A and F of the Consolidated Financial Statements included under Item 8.
Investments
Information on our investments is set forth in the MD&A included under Item 7 and in Notes A, B, C and D of the Consolidated Financial Statements included under Item 8.
Available Information
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including CNA, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.
We also make available free of charge on or through our internet website (http://www.cna.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of these reports may also be obtained, free of charge, upon written request to: CNA Financial Corporation, CNA Center, 43 South, Chicago, IL 60685, Attn. Jonathan D. Kantor, Executive Vice President, General Counsel and Secretary.

ITEM 1A. RISK FACTORS
Our business faces many risks. We have described below some of the more significant risks which we face. There may be additional risks that we do not yet know of or that we do not currently perceive to be significant that may also impact our business. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on our business, results of operations, financial condition or equity. You should carefully consider and evaluate all of the information included in this Report and any subsequent reports we may file with the Securities and Exchange Commission or make available to the public before investing in any securities we issue.
If we determine that loss reserves are insufficient to cover our estimated ultimate unpaid liability for claims, we may need to increase our loss reserves.
We maintain loss reserves to cover our estimated ultimate unpaid liability for claims and claim adjustment expenses for reported and unreported claims and for future policy benefits. Reserves represent our best estimate at a given point in time. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by us, generally utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Many of these uncertainties are not precisely quantifiable and require significant judgment on our part. As trends in underlying claims develop, particularly in so-called “long tail” or long duration coverages, we are sometimes required to add to our reserves. This is called unfavorable development and results in a charge to our earnings in the amount of the added reserves, recorded in the period the change in estimate is made. These charges can be substantial and can have a material adverse effect on our results of operations and equity. Additional information on our reserves is included in Management’s Discussion and Analysis (MD&A) under Item 7 and Note F to the Consolidated Financial Statements included under Item 8.
As industry practices and legal, judicial, social, and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues have had and may continue to have a negative effect on our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims, resulting in further increases in our reserves which can have a material adverse effect on our results of operations and equity. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Recent examples of emerging claims and coverage issues include the following:
•	increases in the number and size of claims relating to injuries from medical products and exposure to lead;

•	the effects of accounting and financial reporting scandals and other major corporate governance failures which have resulted in an increase in the number and size of claims, including director and officer and errors and omissions insurance claims;

•	increases in the volume of class action litigation challenging a range of industry practices including claims handling;

•	increases in the number of construction defect claims, including claims for a broad range of additional insured endorsements on policies; and

•	increases in the number of claims alleging abuse by members of the clergy, including passage of legislation to reopen or extend various statutes of limitations.
In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review and change our reserve estimates in a regular and ongoing process as experience develops and further claims are reported and settled. In addition, we periodically undergo state regulatory financial examinations, including review and analysis of our reserves. If estimated reserves are insufficient for any reason, the required increase in reserves would be recorded as a charge against our earnings for the period in which reserves are determined to be insufficient. These charges can be substantial and can materially adversely affect our results of operations and equity.
Loss reserves for asbestos, environmental pollution and mass torts are especially difficult to estimate and may result in more frequent and larger additions to these reserves.

Our experience has been that establishing reserves for casualty coverages relating to asbestos, environmental pollution and mass tort (which we refer to as APMT) claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported asbestos, environmental pollution and mass tort claims is subject to a higher degree of variability due to a number of additional factors including, among others, the following:
•	coverage issues including whether certain costs are covered under the policies and whether policy limits apply;

•	inconsistent court decisions and developing legal theories;

•	increasingly aggressive tactics of plaintiffs’ lawyers;

•	the risks and lack of predictability inherent in major litigation;

•	changes in the volume of asbestos, environmental pollution and mass tort claims which cannot now be anticipated;

•	continued increases in mass tort claims relating to silica and silica-containing products;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies we have issued;

•	the number and outcome of direct actions against us;

•	our ability to recover reinsurance for these claims; and

•	changes in the legal and legislative environment in which we operate.
As a result of this higher degree of variability, we have necessarily supplemented traditional actuarial methods and techniques with additional estimating techniques and methodologies, many of which involve significant judgment on our part. Consequently, we may periodically need to record changes in our claim and claim adjustment expense reserves in the future in these areas in amounts that may be material. Additional information on APMT is included in MD&A under Item 7 and Note F to the Consolidated Financial Statements included under Item 8.
     Environmental pollution claims. The estimation of reserves for environmental pollution claims is complicated by the assertion by many policyholders of claims for defense costs and indemnification. We and others in the insurance industry are disputing coverage for many such claims. Key coverage issues in these claims include the following:
•	whether cleanup costs are considered damages under the policies (and accordingly whether we would be liable for these costs);

•	the trigger of coverage and the allocation of liability among triggered policies;

•	the applicability of pollution exclusions and owned property exclusions;

•	the potential for joint and several liability; and

•	the definition of an occurrence.
To date, courts have been inconsistent in their rulings on these issues, thus adding to the uncertainty of the outcome of many of these claims.
Further, the scope of federal and state statutes and regulations determining liability and insurance coverage for environmental pollution liabilities have been the subject of extensive litigation. In many cases, courts have expanded the scope of coverage and liability for cleanup costs beyond the original intent of our insurance policies. Additionally, the standards for cleanup in environmental pollution matters are unclear, the number of sites potentially subject to cleanup under applicable laws is unknown, and the impact of various proposals to reform existing statutes and regulations is difficult to predict.
     Asbestos claims. The estimation of reserves for asbestos claims is particularly difficult for many of the same reasons discussed above for environmental pollution claims, as well as the following:

•	inconsistency of court decisions and jury attitudes, as well as future court decisions;

•	specific policy provisions;

•	allocation of liability among insurers and insureds;

•	missing policies and proof of coverage;

•	the proliferation of bankruptcy proceedings and attendant uncertainties;

•	novel theories asserted by policyholders and their legal counsel;

•	the targeting of a broader range of businesses and entities as defendants;

•	uncertainties in predicting the number of future claims and which other insureds may be targeted in the future;

•	volatility in claim numbers and settlement demands;

•	increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims;

•	the efforts by insureds to obtain coverage that is not subject to aggregate limits;

•	the long latency period between asbestos exposure and disease manifestation, as well as the resulting potential for involvement of multiple policy periods for individual claims;

•	medical inflation trends;

•	the mix of asbestos-related diseases presented; and

•	the ability to recover reinsurance.
In addition, a number of our insureds have asserted that their claims for insurance are not subject to aggregate limits on coverage. If these insureds are successful in this regard, our potential liability for their claims would be unlimited. Some of these insureds contend that their asbestos claims fall within the so-called “non-products” liability coverage within their policies, rather than the products liability coverage, and that this “non-products” liability coverage is not subject to any aggregate limit. It is difficult to predict the extent to which these claims will succeed and, as a result, the ultimate size of these claims.
Catastrophe losses are unpredictable.
Catastrophe losses are an inevitable part of our business. Various events can cause catastrophe losses, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather and fires, and their frequency and severity are inherently unpredictable. For example, in 2005, we experienced substantial losses from Hurricanes Katrina, Rita and Wilma and in 2004, we experienced substantial losses from Hurricanes Charley, Frances, Ivan and Jeanne. These catastrophes are unprecedented in modern times. The extent of losses from catastrophes is a function of both the total amount of insured exposures in the affected areas and the severity of the events themselves. In addition, as in the case of catastrophe losses generally, it can take a long time for the ultimate cost to us to be finally determined. As our claim experience develops on a particular catastrophe, we may be required to adjust our reserves, or take additional unfavorable development, to reflect our revised estimates of the total cost of claims. We believe we could incur significant catastrophe losses in the future. Additional information on catastrophe losses is included in the MD&A under Item 7 and Note F to the Consolidated Financial Statements included under Item 8.
Our key assumptions used to determine reserves and deferred acquisition costs for our long-term care product offerings could vary significantly.
Our reserves and deferred acquisition costs for our long-term care product offerings are based on certain key assumptions including morbidity, which is the frequency of illness, sickness and diseases contracted, policy persistency, which is the percentage of policies remaining in force, interest rates, future premium increases and future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition costs may not be fully recovered and the reserves may not be adequate, requiring us to add to reserves, or take unfavorable development. Therefore, our financial results could be adversely impacted.

We continue to face exposure to losses arising from terrorist acts, despite the passage of the Terrorism Risk Insurance Extension Act of 2005.
We may bear substantial losses from future acts of terrorism. The Terrorism Risk Insurance Extension Act of 2005 (TRIEA) extended, until December 31, 2007, the program established by the Terrorism Risk Insurance Act of 2002. Under this program, insurers are required to offer terrorism insurance and the federal government will share the risk of loss by commercial property and casualty insurers arising from future terrorist attacks. TRIEA does not provide complete protection for future losses derived from acts of terrorism. Additional information on TRIEA is included in the MD&A under Item 7.
High levels of retained overhead expenses associated with business lines in run-off negatively impact our operating results.
During the past few years, we ceased offering certain insurance products relating principally to our life, group and reinsurance segments. Many of these business lines were sold, others have been placed in run-off and revenue will progressively decrease. Our results of operations have been materially, adversely affected by the high levels of retained overhead expenses associated with these run-off operations, and will continue to be so affected if we are not successful in eliminating or reducing these costs.
Our premium writings and profitability are affected by the availability and cost of reinsurance.
We purchase reinsurance to help manage our exposure to risk. Under our reinsurance arrangements, another insurer assumes a specified portion of our claim and claim adjustment expenses in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection we purchase, which affects the level of our business and profitability, as well as the level and types of risk we retain. If we are unable to obtain sufficient reinsurance at a cost we deem acceptable, we may be unwilling to bear the increased risk and would reduce the level of our underwriting commitments. Additional information on Reinsurance is included in the MD&A under Item 7 and Note H to the Consolidated Financial Statements included Item 8.
We may not be able to collect amounts owed to us by reinsurers.
We have significant amounts recoverable from reinsurers which are reported as receivables in our balance sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge our primary liability for claims. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. Certain of our reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies. In addition, reinsurers could dispute amounts which we believe are due to us. If we are not able to collect the amounts due to us from reinsurers, our claims expenses will be higher which could materially adversely affect our results of operations or equity. Additional information on Reinsurance is included in the MD&A under Item 7 and Note H to the Consolidated Financial Statements included under Item 8.
We incur significant interest expense related to funds withheld from reinsurance arrangements.
We have entered into several property and casualty reinsurance agreements where we retain the ceded premium as collateral to secure the reinsurers’ obligations to pay for ceded losses. We are required to credit interest on these “funds withheld” balances at specified rates for all periods in which the funds withheld liability exists. In addition, certain of these reinsurance contracts require us to pay interest on additional ceded premiums arising from ceded losses as if those premiums were payable at the inception of the underlying contract. The amount subject to interest crediting on these funds withheld contracts varies over time based on a number of factors including the timing of loss payments and the ultimate gross losses incurred. We expect to incur significant interest costs on these contracts for several years to come. In an effort to reduce future interest charges, resolve a dispute or unwind an arrangement with a reinsurer that is experiencing financial difficulties, from time to time, we commute or “buy out” reinsurance arrangements from certain reinsurance carriers. Commutations can result in our incurring a significant charge in our results of operations for the period in which the commutation takes place. Additional information on reinsurance is included in the MD&A under Item 7 and Note H to the Consolidate Financial Statements included under Item 8.
Rating agencies may downgrade their ratings of us and thereby adversely affect our ability to write insurance at competitive rates or at all.
Ratings are an increasingly important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries, as well as our public debt, are rated by four major rating agencies, namely, A.M.

Best Company, Inc., Standard & Poor’s Rating Services, Moody’s Investors Service, Inc. and Fitch, Inc. Ratings reflect the rating agency’s opinions of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and debtholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.
In the past several years, the major rating agencies have lowered our financial strength and debt ratings and due to the intense competitive environment in which we operate, the uncertainty in determining reserves and the potential for us to take material unfavorable development in the future, and possible changes in the methodology or criteria applied by the rating agencies, the rating agencies may take action to lower our ratings in the future. If our property and casualty insurance financial strength ratings are downgraded below current levels, our business and results of operations could be materially adversely affected. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of our insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.
In addition, we believe that a lowering of the debt ratings of Loews Corporation by certain of the rating agencies could result in an adverse impact on our ratings, independent of any change in circumstances at CNA. Each of the major rating agencies that rates Loews currently maintains a negative outlook. Additional information on our ratings is included in the MD&A under Item 7.
We are subject to extensive federal, state and local governmental regulations that restrict our ability to do business and generate revenues.
The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Most insurance regulations are designed to protect the interests of our policyholders rather than our investors. Each state in which we do business has established supervisory agencies that regulate the manner in which we do business. Their regulations relate to, among other things, the following:
•	standards of solvency including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on our ability to withdraw from unprofitable lines of insurance;

•	the required use of certain methods of accounting and reporting;

•	the establishment of reserves for unearned premiums, losses and other purposes;

•	potential assessments for funds necessary to settle covered claims against impaired, insolvent or failed insurance companies;

•	licensing of insurers and agents;

•	approval of policy forms; and

•	limitations on the ability of our insurance subsidiaries to pay dividends to us.
Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. The states in which we do business also require us to provide coverage to persons whom we would not otherwise consider eligible. Each state dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. Our share of these involuntary risks is mandatory and generally a function of our respective share of the voluntary market by line of insurance in each state.
We are subject to capital adequacy requirements and, if we do not meet these requirements, regulatory agencies may restrict or prohibit us from operating our business.
Insurance companies such as us are subject to risk-based capital standards set by state regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of our statutory capital and surplus reported in our statutory basis of accounting financial statements. Current rules require companies to maintain statutory capital and surplus at a specified minimum level determined using the risk-based capital formula. If we do not meet these minimum requirements, state regulators may restrict or prohibit us from operating our business. If we are required to record a charge against earnings in connection with a change in estimates or circumstances, such as increasing our reserves in the future as a result of unexpectedly poor claims experience or recording realized losses due to impairment of our investments, we may violate these minimum capital adequacy requirements unless we are able to raise sufficient additional capital.
Our insurance subsidiaries, upon whom we depend for dividends and advances in order to fund our working capital needs, are limited by state regulators in their ability to pay dividends.
We are a holding company and are dependent upon dividends, advances, loans and other sources of cash from our subsidiaries in order to meet our obligations. Dividend payments, however, must be approved by the subsidiaries’ domiciliary state departments of insurance and are generally limited to amounts determined by formula which varies by state. The formula for the majority of the states is the greater of 10% of the prior year statutory surplus or the prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment. Some states, however, have an additional stipulation that dividends cannot exceed the prior year’s earned surplus. If we are restricted, by regulatory rule or otherwise, from paying or receiving inter-company dividends, we may not be able to fund our working capital needs and debt service requirements from available cash. As a result, we would need to look to other sources of capital which may be more expensive or may not be available at all.
We are responding to subpoenas, interrogatories and inquiries relating to insurance brokers and agents, contingent commissions and bidding practices, and certain finite-risk insurance products.
Along with other companies in the industry, we have received subpoenas, interrogatories and inquiries from: (i) California, Connecticut, Delaware, Florida, Hawaii, Illinois, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) the Securities and Exchange Commission (SEC), the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning reinsurance products and finite insurance products purchased and sold by us; (iii) the Massachusetts Attorney General and the Connecticut Attorney General concerning investigations into anti-competitive practices; and (iv) the New York State Attorney General concerning declinations of attorney malpractice insurance. We continue to respond to these subpoenas, interrogatories and inquiries.
Subsequent to receipt of the SEC subpoena, we have been producing documents and providing additional information at the SEC’s request. In addition, the SEC and representatives of the United States Attorney’s Office for the Southern District of New York have been conducting interviews with several of our current and former executives relating to the restatement of our financial results for 2004, including our relationship with and accounting for transactions with an affiliate that were the basis for the restatement. The SEC has also recently requested information relating to our current restatement. It is possible that our analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities. As a result, further restatements of our financial results are possible.
We have restated our financial results for prior years and identified material weaknesses in our internal control over financial reporting.
In February of 2006 we determined that we would restate our annual financial statements for the years 2001 through 2004, as well as our interim financial statements through September 30, 2005, to correct the accounting for discontinued operations acquired in our merger with The Continental Corporation in 1995. Additionally, in March of 2006, we determined to restate our financial results for prior years to correct classification errors within our Consolidated Statements of Cash Flows. In May of 2005 we determined to restate our financial results for prior years to correct our accounting for several reinsurance contracts, primarily with a former affiliate, and to correct our equity accounting for that affiliate.
As a result of the foregoing restatements, we identified material weaknesses in our internal control over financial reporting as of December 31, 2005 and 2004, respectively, and determined that our prior year financial statements could not be relied upon. We also determined that our internal control over financial reporting as of such dates was not effective. Our system of internal control over financial reporting is a process designed to provide reasonable assurance to our management, Audit Committee and Board of Directors regarding the reliability of our financial reporting and the preparation and fair presentation of our published financial statements.

If we fail to maintain effective internal control over financial reporting, we could be scrutinized by regulators in a manner that extends beyond the SEC’s requests for information relating to the restatements (as further described in the prior risk factor). We could also be scrutinized by securities analysts and investors. As a result of this scrutiny, we could suffer a loss of public confidence in our financial reporting capabilities and thereby face adverse effects on our business and the market price of our securities.
Our investment portfolio, which is a key component of our overall profitability, may suffer reduced returns or losses, especially with respect to our equity investments in limited partnerships which are often subject to greater leverage and volatility.
Investment returns are an important part of our overall profitability. General economic conditions, stock market conditions, fluctuations in interest rates, and many other factors beyond our control can adversely affect the returns and the overall value of our equity investments and our ability to control the timing of the realization of investment income. In addition, any defaults in the payments due to us for our investments, especially with respect to liquid corporate and municipal bonds, could reduce our investment income and realized investment gains or could cause us to incur investment losses. Further, we invest a portion of our assets in equity investments, primarily through limited partnerships, which are subject to greater volatility than our fixed income investments. In some cases, these limited partnerships use leverage and are thereby subject to even greater volatility. Although limited partnership investments generally provide higher expected return, they present greater risk and are more illiquid than our fixed income investments. As a result of these factors, we may not realize an adequate return on our investments, may incur losses on sales of our investments and may be required to write down the value of our investments.
We may be adversely affected by the cyclical nature of the property and casualty business.
The property and casualty market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates.
We face intense competition in our industry.
All aspects of the insurance industry are highly competitive and we must continuously allocate resources to refine and improve our insurance products and services. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. We may lose business to competitors offering competitive insurance products at lower prices. We compete with a large number of stock and mutual insurance companies and other entities for both distributors and customers. In addition, the Graham-Leach-Bliley Act of 1999 has encouraged growth in the number, size and financial strength of our potential competitors by removing barriers that previously prohibited holding companies from simultaneously owning commercial banks, insurers and securities firms.
We may suffer losses from non-routine litigation and arbitration matters which may exceed the reserves we have established.
We face substantial risks of litigation and arbitration beyond ordinary course claims and APMT matters, which may contain assertions in excess of amounts covered by reserves that we have established. These matters may be difficult to assess or quantify and may seek recovery of very large or indeterminate amounts that include punitive or treble damages. Accordingly, unfavorable results in these proceedings could have a material adverse impact on our results of operations.

Additional information on litigation is included in the MD&A under Item 7 and Note G to the Consolidated Financial Statements included under Item 8.
We are dependent on a small number of key executives and other key personnel to operate our business successfully.
Our success substantially depends upon our ability to attract and retain high quality key executives and other employees. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of our executive officers to implement our business strategy. The loss of the services of any members of our management team or the inability to attract and retain other talented personnel could impede the implementation of our business strategies. We do not maintain key man life insurance policies with respect to any of our employees.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
CNA Center, owned by CAC, a wholly owned subsidiary of CCC, serves as our home office. Our subsidiaries own or lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to our principal office locations:

	Amount (Square Feet) of Building
	Owned and Occupied or Leased
Location	and Occupied by CNA	Principal Usage
CNA Center, 333 S. Wabash, Chicago, Illinois	904,990	Principal executive offices of CNAF
401 Penn Street, Reading, Pennsylvania	171,406	Property and casualty insurance offices
2405 Lucien Way, Maitland, Florida	150,825	Property and casualty insurance offices
40 Wall Street, New York, New York	124,482	Property and casualty insurance offices
1111 E. Broad Street, Columbus, Ohio	97,276	Property and casualty insurance offices
675 Placentia Avenue, Brea, California	78,655	Property and casualty insurance offices
600 N. Pearl Street, Dallas, Texas	76,666	Property and casualty insurance offices
405 Howard Street, San Francisco, California	47,667	Property and casualty insurance offices
1100 Cornwall Road, Monmouth Junction, New Jersey	41,767	Property and casualty insurance offices
100 CNA Drive, Nashville, Tennessee	35,653	Property and casualty insurance offices
We lease our office space described above except for the CNA Center, the Reading, Pennsylvania building and the Columbus, Ohio building, which are owned. We consider that our properties are generally in good condition, are well maintained and are suitable and adequate to carry on our business.
ITEM 3. LEGAL PROCEEDINGS
Information on our legal proceedings is set forth in Notes F and G of the Consolidated Financial Statements included under Item 8.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange, and is traded on the Philadelphia Stock Exchange, under the symbol CNA.
As of February 28, 2006, we had 256,001,968 shares of common stock outstanding. Approximately 91% of our outstanding common stock is owned by Loews. We had 2,183 stockholders of record as of February 28, 2006 according to the records maintained by our transfer agent.
The table below shows the high and low closing sales prices for our common stock based on the New York Stock Exchange Composite Transactions.
Common Stock Information

	2005		2004
	High	Low	High	Low
Quarter:
Fourth	$34.91	$28.52	$27.06	$22.17
Third	30.46	28.40	29.54	23.98
Second	28.90	26.21	30.49	26.32
First	29.79	25.84	28.65	24.52
No dividends have been paid on our common stock in 2005 or 2004. Our ability to pay dividends is limited by regulatory dividend restrictions on our principal operating insurance subsidiaries. In addition, the provisions of our Series H Cumulative Preferred Issue (Series H Issue) prohibit the payment of dividends on our common stock while accrued and unpaid dividends remain outstanding on the Series H Issue. See the Liquidity and Capital Resources section under Item 7 of this MD&A and Note L to the Consolidated Financial Statements included under Item 8 for additional information.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial data.
Selected Financial Data

As of and for the Years Ended December 31	2005	2004	2003	2002	2001
(In millions, except per share data and ratios)		Restated (a)	Restated (a)	Restated (a)	Restated (a)
Results of Operations:
Revenues	$9,862	$9,924	$11,715	$12,293	$13,097

Income (loss) from continuing operations	$243	$446	$(1,419)	$263	$(1,550)
Income (loss) from discontinued operations, net of tax	21	(21)	2	(43)	6
Cumulative effects of changes in accounting principles, net of tax	—	—	—	(57)	(61)

Net income (loss)	$264	$425	$(1,417)	$163	$(1,605)

Earnings (loss) per Share:
Income (loss) from continuing operations	$0.68	$1.49	$(6.52)	$1.18	$(7.99)
Income (loss) from discontinued operations, net of tax	0.08	(0.09)	0.01	(0.20)	0.04
Cumulative effects of changes in accounting principles, net of tax	—	—	—	(0.26)	(0.32)

Earnings (loss) per share available to common stockholders	$0.76	$1.40	$(6.51)	$0.72	$(8.27)

Financial Condition:
Total investments	$39,695	$39,231	$38,100	$35,293	$35,826
Total assets	58,786	62,496	68,296	61,426	65,425
Insurance reserves	42,436	43,653	45,494	40,250	43,721
Long and short term debt	1,690	2,257	1,904	2,292	2,567
Stockholders’ equity	8,950	8,974	8,735	9,139	7,839
Book value per share	$31.26	$31.63	$30.95	$37.51	$35.06
Statutory Surplus:
Property and casualty companies (b)	$6,940	$6,998	$6,170	$6,836	$6,241
Life and group insurance company(ies)	627	1,177	707	1,645	1,752

(a)	See Note T of the Consolidated Financial Statements included under Item 8 for further discussion.

(b)	Surplus includes the property and casualty companies’ equity ownership of the life and group company(ies)’ capital and surplus.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read in conjunction with Item 1A. Risk Factors, Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data of this Form 10-K.
We have restated our previously reported financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 and all related disclosures, as well as our financial data for the first three interim periods of 2005 and all interim periods of 2004. The restatement is to correct the accounting for discontinued operations acquired in our merger with The Continental Corporation in 1995 and to correct classification errors within our Consolidated Statements of Cash Flows. A current review of discontinued operations identified an overstatement of the net assets of these discontinued operations and errors in accounting for the periodic results of these operations. This MD&A gives effect to the restatement of the Consolidated Financial Statements. See Note T of the Consolidated Financial Statements included under Item 8 for further discussion.

Index to this MD&A
Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.
Consolidated Operations

Years ended December 31 (In millions, except per share data)	2005	2004	2003
Revenues:
Net earned premiums	$7,569	$8,209	$9,216
Net investment income	1,892	1,680	1,656
Other revenues	411	283	383

Total operating revenues	9,872	10,172	11,255

Claims, Benefits and Expenses:
Net incurred claims and benefits	6,975	6,434	10,163
Policyholders’ dividends	24	11	114
Amortization of deferred acquisition costs	1,543	1,680	1,965
Other insurance related expenses	829	969	1,411
Other expenses	329	326	393

Total claims, benefits and expenses	9,700	9,420	14,046

Operating income (loss) before income tax and minority interest	172	752	(2,791)
Income tax (expense) benefit on operating income (loss)	105	(126)	1,081
Minority interest	(24)	(27)	6

Net operating income (loss)	253	599	(1,704)

Realized investment gains (losses), net of participating policyholders’ and minority interests	(10)	(248)	460
Income tax (expense) benefit on realized investment gains (losses)	–	95	(175)

Income (loss) from continuing operations	243	446	(1,419)

Income (loss) from discontinued operations, net of tax of $(2), $(1) and $(11)	21	(21)	2

Net income (loss)	$264	$425	$(1,417)

Basic and Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.68	$1.49	$(6.52)
Income (loss) from discontinued operations, net of tax	0.08	(0.09)	0.01

Basic and diluted earnings (loss) per share available to common stockholders	$0.76	$1.40	$(6.51)

Weighted Average Outstanding Common Stock and Common Stock Equivalents	256.0	256.0	227.0

2005 Compared with 2004
Net income decreased $161 million in 2005 as compared with 2004, due to decreased net operating income partially offset by improved net investment results.
Net operating income decreased $346 million in 2005 as compared with 2004. This decrease in net operating income was primarily driven by increased unfavorable net prior year development of $437 million after-tax which includes the impact of significant commutations in 2005 and 2004, decreased earned premiums, and increased catastrophe impacts in 2005. Partially offsetting these impacts were increased net investment income, a $115 million after-tax benefit related to a federal income tax settlement and release of federal income tax reserves, and lower insurance acquisition and operating expenses. The Standard Lines and Specialty Lines segments produced a combined ratio of 110.0% and 100.5% for the years ended December 31, 2005 and 2004, which included an 11.6% and 3.6% impact from significant commutations and catastrophes.
Unfavorable net prior year development of $807 million, including $945 million of unfavorable claim and allocated claim adjustment expense reserve development and $138 million of favorable premium development, was recorded in 2005. Unfavorable net prior year development of $134 million, including $250 million of unfavorable claim and allocated claim adjustment expense reserve development and $116 million of favorable premium development, was recorded in 2004.
During 2005 and 2004, we commuted several significant reinsurance contracts that resulted in unfavorable development of $433 million and $76 million, which is included in the development above, and which were partially offset by the release of previously established allowance for uncollectible reinsurance. These commutations resulted in an unfavorable impact of $259 million after-tax and favorable impact of $18 million after-tax in 2005 and 2004. These contracts contained interest crediting provisions and maintenance charges. Interest charges associated with the reinsurance contracts commuted were $47 million after-tax and $86 million after-tax in 2005 and 2004. There will be no further interest crediting charges or other charges related to these commuted contracts in future periods.
Unfavorable net prior year development was also recorded related to the Company’s assumed reinsurance operations which are in run-off, workers compensation and excess workers compensation lines, primarily in accident years 2003 and prior, the architects and engineers book of business, pollution exposures and large directors and officers claims.
The impact of catastrophes was $334 million after-tax and $196 million after-tax in 2005 and 2004. This increase was primarily due to 2005 catastrophe impacts resulting from Hurricanes Katrina, Wilma, Rita, Dennis and Ophelia and 2004 catastrophe impacts primarily resulting from Hurricanes Charley, Frances, Ivan and Jeanne. These impacts are net of anticipated reinsurance recoveries, and include the effect of reinstatement premiums and estimated insurance assessments.
Net realized investment results, after-tax, improved $143 million in 2005 as compared with 2004. Net results in 2004 included a loss on the sale of the individual life insurance business of $389 million after-tax, which was partly offset by the 2004 gain of $105 million after-tax on the sale of our investment in Canary Wharf Group PLC (Canary Wharf), a London-based real estate company.
Net earned premiums decreased $640 million in 2005 as compared with 2004. Net earned premiums from the core property and casualty operations decreased by $309 million, as discussed in more detail in the segment discussions below. The remainder of the decrease in earned premiums was primarily due to the sale of the individual life business on April 30, 2004, as well as decreased premiums from CNA Re which exited the reinsurance market in 2003.
Income from discontinued operations increased $42 million in 2005 as compared to 2004, primarily due to a decrease in unfavorable net prior year development, including the effects of commutations of assumed and ceded reinsurance, increased foreign exchange gains and improved investment results primarily related to realized investment gains.
2004 Compared with 2003
Net results increased $1,842 million in 2004 as compared to 2003, due to increased net operating income partially offset by decreased net realized investment results. Net operating results increased $2,303 million in 2004 as compared with 2003. This improvement was due principally to decreased net unfavorable prior year development of $1,757 million after-tax, $356 million after-tax decrease in the bad debt provisions for insurance and reinsurance receivables, $66 million after-tax decrease in interest expense related to additional cessions to corporate aggregate reinsurance treaties and $59 million after-tax decrease in certain insurance related assessments. These favorable impacts to net income in 2004 were partially offset by increased catastrophe losses and decreased net realized investment results. The impact of catastrophes was $196 million after-tax and $93 million after-tax in 2004 and 2003. This increase was primarily due to catastrophe impacts resulting from Hurricanes Charley, Frances, Ivan and Jeanne in 2004. These impacts are net of anticipated reinsurance recoveries, and include the effect of reinstatement premiums and estimated insurance assessments. The Standard Lines and Specialty Lines segments produced a combined ratio of 100.5% and 150.5% for the years ended December 31, 2004 and 2003.
Unfavorable net prior year development of $134 million, including $250 million of unfavorable claim and allocated claim adjustment expense reserve development and $116 million of favorable premium development, was recorded in 2004. Unfavorable net prior year development of $2,837 million, including $2,296 million of unfavorable claim and allocated claim adjustment expense reserve development and $541 million of unfavorable premium development, was recorded in 2003.
Net realized investment results decreased $438 million after-tax in 2004 as compared with 2003. This decrease in investment results was primarily due to the loss on the sale of the individual life insurance business of $389 million after-tax and losses on derivatives of $55 million after-tax. These decreases were partly offset by a $105 million after-tax gain on the sale of our investment in Canary Wharf, and a reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities. Impairment losses of $60 million after-tax were recorded in 2004 across various sectors, including an after-tax impairment loss of $36 million related to loans made under a credit facility to a national contractor, while in 2003 impairment losses of $209 million after-tax were recorded across various sectors including the airline, healthcare and energy industries.
Net earned premiums decreased $1,007 million in 2004 as compared with 2003. The decrease in net earned premiums was due primarily to reduced premiums from the individual life and group benefits businesses, as well as CNA Re. Partially offsetting these unfavorable impacts was a $357 million decrease in premiums ceded to corporate aggregate and other reinsurance treaties in 2004 as compared to 2003. The 2003 cessions were principally due to the unfavorable net prior year development recorded in 2003.
Income from discontinued operations decreased $23 million in 2004 as compared to 2003, primarily due to an increase in unfavorable net prior year development, including the effects of commutations of assumed and ceded reinsurance and decreased investment results primarily related to realized investment losses, partially offset by a reduction in expenses and foreign exchange losses.
Net Prior Year Development
The results of operations for the years ended December 31, 2005, 2004 and 2003 were impacted by net prior year development recorded for the property and casualty and the Corporate and Other Non-Core segments. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals for prior accident years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. The development discussed below excludes the impact of the provision for uncollectible reinsurance, but includes the impact of commutations. See Note H to the Consolidated Financial Statements included under Item 8.
We record favorable or unfavorable premium and claim and allocated claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties was fully utilized in 2003, the ceded premiums and losses for an individual segment may change in subsequent years because of the re-estimation of the subject losses or commutations of the underlying contracts. In 2005, we commuted a corporate aggregate reinsurance treaty. See Note H of the Consolidated Financial Statements for further discussion of the corporate aggregate reinsurance treaties.

The following tables summarize net prior year development by segment for the property and casualty segments and the Corporate and Other Non-Core segment for the years ended December 31, 2005, 2004 and 2003. For the Life and Group Non-Core segment $5 million and $7 million of favorable development was recorded in 2005 and 2004, and $62 million of unfavorable development was recorded in 2003.
2005 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Core (Non-APMT)	$376	$42	$171	$589
APMT	–	–	63	63

Total	376	42	234	652
Ceded losses related to corporate aggregate reinsurance treaties	183	5	57	245

Pretax unfavorable net prior year development before impact of premium development	559	47	291	897

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(101)	(12)	11	(102)
Ceded premiums related to corporate aggregate reinsurance treaties	(6)	19	4	17

Total premium development	(107)	7	15	(85)

Total 2005 unfavorable net prior year development (pretax)	$452	$54	$306	$812

Total 2005 unfavorable net prior year development (after-tax)	$294	$35	$199	$528

2004 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
(In millions)	Lines	Lines	Non-Core	Total
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Core (Non-APMT)	$107	$75	$20	$202
APMT	–	–	55	55

Total	107	75	75	257
Ceded losses related to corporate aggregate reinsurance treaties	8	(17)	9	–

Pretax unfavorable net prior year development before impact of premium development	115	58	84	257

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(96)	(33)	12	(117)
Ceded premiums related to corporate aggregate reinsurance treaties	(1)	5	(3)	1

Total premium development	(97)	(28)	9	(116)

Total 2004 unfavorable net prior year development (pretax)	$18	$30	$93	$141

Total 2004 unfavorable net prior year development (after-tax)	$12	$20	$60	$92

2003 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Core (Non-APMT)	$1,423	$313	$346	$2,082
APMT	–	–	795	795

Total	1,423	313	1,141	2,877
Ceded losses related to corporate aggregate reinsurance treaties	(485)	(56)	(102)	(643)

Pretax unfavorable net prior year development before impact of premium development	938	257	1,039	2,234

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	209	6	(32)	183
Ceded premiums related to corporate aggregate reinsurance treaties	269	31	58	358

Total premium development	478	37	26	541

Total 2003 unfavorable net prior year development (pretax)	$1,416	$294	$1,065	$2,775

Total 2003 unfavorable net prior year development (after-tax)	$920	$191	$692	$1,803

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
Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.
The accounting estimates discussed below are considered by us to be critical to an understanding of our Consolidated Financial Statements as their application places the most significant demands on our judgment. Note A of the Consolidated Financial Statements included under Item 8 should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity.
Insurance Reserves
Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity, as well as assumptions about expected investment returns. Workers compensation lifetime claim reserves and accident and health claim reserves are calculated using mortality and morbidity assumptions based on our own and industry experience, and are discounted at interest rates that range from 3.5% to 6.5% at December 31, 2005 and 2004. The reserve for unearned premiums on property and casualty and accident and health contracts represents the portion of premiums written related to the unexpired terms of coverage. The inherent risks associated with the reserving process are discussed in the Reserves – Estimates and Uncertainties section below.
Reinsurance
Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Balance Sheets. The ceding of insurance does not discharge us of our primary liability under insurance contracts written by us. An exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under reinsurance agreements. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, our past experience and current economic conditions.
Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. Considerable judgment by management may be necessary to determine if risk transfer requirements are met. We believe we have appropriately applied reinsurance accounting principles in our evaluation of risk transfer. However, our evaluation of risk transfer and the resulting accounting could be challenged in connection with regulatory reviews or possible changes in accounting and/or financial reporting rules related to reinsurance, which could materially adversely affect our results of operations and/or equity. Further information on our reinsurance program is included in the Reinsurance section below and Note H of the Consolidated Financial Statements included under Item 8.

Valuation of Investments and Impairment of Securities
Invested assets are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term could have an adverse material impact on our results of operations or equity.
Our investment portfolio is subject to market declines below book value that may be other-than-temporary. We have an Impairment Committee, which reviews the investment portfolio on a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the results of operations in the period in which the determination occurred. Further information on our process for evaluating impairments is included in Note B of the Consolidated Financial Statements included under Item 8.
Long Term Care Products
Reserves and deferred acquisition costs for our long term care products are based on certain assumptions including morbidity, policy persistency and interest rates. Actual experience may differ from our assumptions. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors including potential future premium increases and future health care cost trends. Our results of operations and/or equity may be materially, adversely affected if actual experience varies significantly from our assumptions.
Pension and Postretirement Benefit Obligations
We make a significant number of assumptions in estimating the liabilities and costs related to our pension and postretirement benefit obligations to employees under our benefit plans. The assumptions that most impact these costs are the discount rate, the expected return on plan assets and the rate of compensation increases. These assumptions are evaluated relative to current market factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense.
In determining the discount rate assumption, we utilized current market information provided by our plan actuaries, including a discounted cash flow analysis of our pension and postretirement obligations and general movements in the current market environment. In particular, the basis for our discount rate selection was fixed income debt securities that receive one of the two highest ratings given by a recognized ratings agency. In 2005 and historically, the Moody’s Aa Corporate Bond Index was the benchmark for discount rate selection. The index is used as the basis for the change in discount rate from the last measurement date. Additionally in 2005, we supplemented our discount rate decision with a yield curve analysis. The yield curve was applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curve was developed by the plans’ actuaries and is a hypothetical double A yield curve represented by a series of annualized discount rates reflecting bond issues having a rating of Aa or better by Moody’s Investors Service, Inc. or a rating of AA or better by Standard & Poor’s. Based on all available information, it was determined that 5.625% and 5.50% were the appropriate discount rates as of December 31, 2005 to calculate our accrued pension and postretirement liabilities, respectively. Accordingly, the 5.625% and 5.50% rates will also be used to determine our 2006 pension and postretirement expense. At December 31, 2004 the discount rate was 5.875% for both pension and postretirement liabilities.
Further information on our pension and postretirement benefit obligations is included in Note J of the Consolidated Financial Statements included under Item 8.
Legal Proceedings
We are involved in various legal proceedings that have arisen during the ordinary course of business. We evaluate the facts and circumstances of each situation, and when we determine it is necessary, a liability is estimated and recorded. Further information on our legal proceedings and related contingent liabilities is provided in Notes F and G of the Consolidated Financial Statements included under Item 8.

Reserves – Estimates and Uncertainties
We maintain reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (case reserves) and claims that have been incurred but not reported (IBNR). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves are provided in the Segment Results section of this MD&A and in Note F of the Consolidated Financial Statements included under Item 8.
The level of reserves we maintain represents our best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that we derive, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain.
Among the many uncertain future events about which we make assumptions and estimates, many of which have become increasingly unpredictable, are claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling and case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time it is ultimately settled, referred to in the insurance industry as the “tail.” These factors must be individually considered in relation to our evaluation of each type of business. Many of these uncertainties are not precisely quantifiable, particularly on a prospective basis, and require significant judgment on our part.
Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, we regularly review the adequacy of our reserves and reassess our reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods.
In addition, we are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include:
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
The impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of our claim and claim adjustment expense reserves and could lead to future reserve additions. See the Segment Results sections of this MD&A and Note F of the Consolidated Financial Statements included under Item 8 for a discussion of changes in reserve estimates and the impact on our results of operations.
Our experience has been that establishing reserves for casualty coverages relating to asbestos, environmental pollution and mass tort (APMT) claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others:
•	coverage issues, including whether certain costs are covered under the policies and whether policy limits apply;

•	inconsistent court decisions and developing legal theories;

•	increasingly aggressive tactics of plaintiffs’ lawyers;

•	the risks and lack of predictability inherent in major litigation;

•	changes in the volume of asbestos and environmental pollution and mass tort claims which cannot now be anticipated;

•	continued increase in mass tort claims relating to silica and silica-containing products;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies we have issued;

•	the number and outcome of direct actions against us; and

•	our ability to recover reinsurance for asbestos and environmental pollution and mass tort claims.
It is also not possible to predict changes in the legal and legislative environment and the impact on the future development of APMT claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. A further uncertainty exists as to whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established and approved through federal legislation, and, if established and approved, whether it will contain funding requirements in excess of our carried loss reserves.
Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimation techniques and methodologies, many of which involve significant judgments that are required of management. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, we may be required to record material changes in our claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the Asbestos and Environmental Pollution and Mass Tort Reserves section of this MD&A and Note F of the Consolidated Financial Statements included under Item 8 for additional information relating to APMT claims and reserves.
Our recorded reserves, including APMT reserves, reflect our best estimate as of a particular point in time based upon known facts, current law and our judgment. The reserve analyses performed by our actuaries result in point estimates. We use these point estimates as the primary factor in determining the carried reserve. The carried reserve may differ from the actuarial point estimate as the result of our consideration of the factors noted above including, but not limited to, the potential volatility of the projections associated with the specific product being analyzed and the effects of changes in claims handling, underwriting and other factors impacting claims costs that may not be quantifiable through actuarial analysis. For APMT reserves, the reserve analysis performed by our actuaries results in both a point estimate and a range. We use the point estimate as the primary factor in determining the carried reserve but also consider the range given the volatility of APMT exposures, as noted above.
For Standard Lines, the December 31, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. For Specialty Lines, the December 31, 2005 carried net claim and claim adjustment expense reserve is also slightly higher than the actuarial point estimate. For both Standard Lines and Specialty Lines, the difference is primarily due to the 2005 accident year. The data from the current accident year is very immature from a claim and claim adjustment expense point of view so it is prudent to wait until experience confirms that the loss ratios should be adjusted. For Corporate and Other Non-Core, the December 31, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. While the actuarial estimates for APMT exposures reflect current knowledge, we feel it is prudent, based on the history of developments in this area, to reflect some volatility in the carried reserve until the ultimate outcome of the issues associated with these exposures is clearer.
In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis and make adjustments in the period that the need for such adjustments is determined (see Net Prior Year Development above). These reviews have resulted in our identification of information and trends that have caused us to increase our reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect our results of operations, equity, business and insurer financial strength and debt ratings (see the Ratings section of this MD&A).
The following table presents estimated volatility in carried claim and claim adjustment expense reserves for the Standard Lines, Specialty Lines and Corporate and Other Non-Core segments. In addition to the gross carried loss reserves presented below, Claim and Claim Adjustment Expenses as reflected on the Consolidated Balance Sheet include $3,277 million at December 31, 2005, related to the Life and Group Non-Core segment.
Estimated Volatility in Gross Carried Loss Reserves by Segment

	Gross
	Carried	Estimated
	Loss	Volatility in
December 31, 2005 (In millions)	Reserves	Reserves
Standard Lines	$15,084	+/- 7%
Specialty Lines	5,205	+/- 7%
Corporate and Other Non-Core	7,372	+/- 25%
The estimated volatility noted above does not represent an actuarial range around our gross loss reserves, and it does not represent the range of all possible outcomes. The volatility represents an estimate of the inherent volatility associated with estimating loss reserves for the specific type of business written by each segment, and along with the associated reserve balances, allows for the quantification of potential earnings impacts in future reporting periods. The primary characteristics influencing the estimated level of volatility are the length of the claim settlement period, the potential for changes in medical and other claim costs, changes in the level of litigation or other dispute resolution processes, changes in the legal environment and the potential for different types of injuries emerging. Ceded reinsurance arrangements may reduce the volatility. Since ceded reinsurance arrangements vary by year, volatility in gross reserves may not result in comparable impacts to net income or stockholders’ equity.
Reinsurance
We cede insurance to reinsurers to limit our maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge our primary liabilities. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and our retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property, workers compensation and professional liability. Corporate catastrophe reinsurance is also purchased for property and workers compensation exposure. Most reinsurance contracts are purchased on an excess of loss basis. We also utilize facultative reinsurance in certain lines. In addition, we assume reinsurance as members of various reinsurance pools and associations.

The following table summarizes the amounts receivable from reinsurers at December 31, 2005 and 2004.

Components of reinsurance receivables (In millions)	December 31, 2005	December 31, 2004
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$10,605	$13,879
Ceded future policy benefits	1,193	1,260
Ceded policyholders’ funds	56	65
Billed reinsurance receivables	582	684

Reinsurance receivables	12,436	15,888
Allowance for uncollectible reinsurance	(519)	(546)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$11,917	$15,342

We attempt to mitigate our credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $4,277 million and $6,231 million at December 31, 2005 and 2004. Additionally, we may enter into reinsurance agreements with reinsurers that are not rated.
During 2005, we sustained catastrophe losses related to Hurricanes Katrina, Rita and Wilma. We ceded $429 million of these losses to our corporate catastrophe programs. This reinsurance protection cost us premiums of approximately $64 million, which included reinstatement premiums of approximately $27 million. The cost of our 2006 corporate catastrophe reinsurance programs will be approximately $82 million before the impacts of any reinstatement premiums.
The terms of our 2006 programs are different than those of our 2005 programs. The Corporate Property Catastrophe treaty provides coverage for the accumulation of losses between $200 million and $700 million arising out of a single catastrophe occurrence in the United States, its territories and possessions, and Canada. Our co-participation is 25% of the first $125 million layer and 10% in all remaining layers. Our Marine treaty provides $65 million of protection above a $20 million retention on the accumulation of losses arising out of a single catastrophe occurrence.
In addition to these reinsurance treaties, our exposure to aggregation of certain catastrophe events is further mitigated by an Aggregate Property Catastrophe treaty. The Aggregate Property Catastrophe treaty covers 95% of $150 million of losses above a retention of $125 million from named earthquake or wind storm catastrophes in the United States, its territories and possessions, and Canada, which exceed $35 million. For any single event, the maximum that can be applied to our retention or recovered under the treaty is $75 million.
Our overall ceded reinsurance program includes certain finite property and casualty contracts that are entered into and accounted for on a funds withheld basis. Under the funds withheld basis, we record the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. We are required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by us in excess of our retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The significant commuted contracts resulted in an unfavorable impact of $259 million after-tax in 2005, a favorable impact of $18 million after-tax in 2004 and an unfavorable impact of $71 million after-tax in 2003. During 2005, we commuted several of these contracts and as a result, there will be no further interest crediting on these contracts in future periods. The after-tax interest crediting charges related to these significant commuted contracts was $47 million, $86 million and $152 million in 2005, 2004 and 2003, and was reflected as a component of net investment income in our consolidated statements of operations.
In certain circumstances, including significant deterioration of a reinsurer’s financial strength ratings, we may engage in commutation discussions with individual reinsurers. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations could have an adverse material impact on our results of operations or equity.

Further information on our reinsurance program is included in Note H of the Consolidated Financial Statements included under Item 8.
Terrorism Insurance
CNA and the insurance industry incurred substantial losses related to the 2001 World Trade Center event. For the most part, the industry was able to absorb the loss of capital from this event, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.
The Terrorism Risk Insurance Act of 2002 (TRIA) established a program within the Department of the Treasury under which insurers are required to offer terrorism insurance and the federal government will share the risk of loss by commercial property and casualty insurers arising from future terrorist attacks. Although TRIA expired on December 31, 2005, the Terrorism Risk Insurance Extension Act of 2005 (TRIEA) extended this program through December 31, 2007. Each participating insurance company must pay a deductible, ranging from 17.5% of direct earned premiums from covered commercial insurance lines in 2006 to 20% in 2007, before federal government assistance becomes available. For losses in excess of a company’s deductible, the federal government will cover 90% of the excess losses in 2006 and 85% of the excess covered losses in 2007, while companies will retain the remaining 10% in 2006 and the remaining 15% in 2007. Federal reimbursement is available for a certified act of terrorism after March 31, 2006 only if the aggregate industry insured losses resulting from such act exceed $50 million in 2006 or $100 million in 2007. Losses covered by the program will be capped annually at $100 billion; above this amount, insurers are not liable for covered losses and Congress is to determine the procedures for and the source of any payments. Amounts paid by the federal government under the program over certain phased limits are to be recouped by the Department of the Treasury through policy surcharges which cannot exceed 3% of annual premium.
The program does not cover life or health insurance products or certain lines of property and casualty insurance such as commercial automobile, surety and professional liability (other than directors and officers liability insurance). The program also does not generally affect state law limitations applying to premiums and policies for terrorism coverage.
While TRIEA provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event through 2007, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, our results of operations or equity could nevertheless be materially adversely impacted by them. We are attempting to mitigate this exposure through our underwriting practices, as well as policy terms and conditions (where applicable). Under the laws of certain states, we are generally prohibited from excluding terrorism exposure from our primary workers compensation policies. Further, in those states that mandate property insurance coverage of damage from fire following a loss, we are prohibited from excluding terrorism exposure.
Terrorism-related reinsurance losses are also not covered by TRIEA. As a result, our assumed reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.
Over the past several years, we have been underwriting our business to manage our terrorism exposure through strict underwriting standards, risk avoidance measures and conditional terrorism exclusions where permitted by law. There is substantial uncertainty as to our ability to effectively contain our terrorism exposure since, notwithstanding our efforts described above, we continue to issue forms of coverage, in particular, workers’ compensation, that are exposed to risk of loss from a terrorism event.
Restructuring
In 2001, we finalized and approved a plan to restructure the property and casualty segments and Life and Group Non-Core segment, discontinue the variable life and annuity business and consolidate certain real estate locations. The remaining accrual related to this plan was $13 million at December 31, 2005. Approximately $2 million of the remaining accrual, primarily related to lease termination costs, is expected to be paid in 2006.
Further information on the restructuring plan is included in Note O of the Consolidated Financial Statements included under Item 8.

Segment Results
The following discusses the results of operations for our operating segments. Management utilizes the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) gains or losses from discontinued operations and 3) cumulative effects of changes in accounting principles. See further discussion regarding how we manage our business in Note N of the Consolidated Financial Statements included under Item 8. In evaluating the results of the Standard Lines and Specialty Lines, we utilize the combined ratio, the loss ratio, the expense ratio and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
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
Excess & Surplus (E&S) is included in Casualty. E&S provides specialized insurance and other financial products for selected commercial risks on both an individual customer and program basis. Customers insured by E&S are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. E&S’s products are distributed throughout the United States through specialist producers, program agents and Property and Casualty’s agents and brokers. E&S has specialized underwriting and claim resources in Chicago, Denver and Columbus.
Property and Casualty’s (P&C) field structure consists of 34 branch locations across the country organized into 4 regions. Each branch provides the marketing, underwriting and risk control expertise on the entire portfolio of products. The Centralized Processing Operation for small and middle-market customers, located in Maitland, Florida, handles policy processing and accounting, and also acts as a call center to optimize customer service. The claims field structure consists of 23 locations organized into two zones, East and West. Also, Standard Lines, primarily through a wholly owned subsidiary, ClaimsPlus, Inc., a third party administrator, provides total risk management services relating to claim and information services to the large commercial insurance marketplace.
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

Global Standard Lines is responsible for coordinating and managing the direct business of our overseas property and casualty operations. This business identifies and capitalizes on strategic indigenous opportunities and currently has operations in Hawaii, Europe, Latin America and Canada.
The following table details results of operations for Standard Lines.
Results of Operations

Years ended December 31 (In millions)	2005	2004	2003
Net written premiums	$4,382	$4,582	$4,563
Net earned premiums	4,410	4,917	4,532
Net investment income	767	496	408
Net operating income (loss)	(41)	220	(948)
Net realized investment gains	9	139	234
Net income (loss)	(32)	359	(714)

Ratios
Loss and loss adjustment expense	87.5%	70.8%	98.0%
Expense	32.4	34.6	42.7
Dividend	0.4	0.2	2.2

Combined	120.3%	105.6%	142.9%

2005 Compared with 2004
Net written premiums for Standard Lines decreased $200 million in 2005 as compared with 2004. This decrease was primarily driven by decreased premium writings in our casualty lines of business, increased reinstatement premium in 2005 related to catastrophe losses and decreased rates as discussed further below. Net earned premiums decreased $507 million in 2005 as compared with 2004. This decrease was primarily driven by the decline in premiums written. The lower premium is consistent with our strategy of portfolio optimization. Our priority is a diversified portfolio in profitable classes of business.
Standard Lines averaged a rate decrease of 1% for 2005 and a rate increase of 4% for 2004 for the contracts that renewed during those periods. Retention rates of 77% and 70% were achieved for those contracts that were up for renewal.
Net results decreased $391 million in 2005 as compared with 2004. This decrease was attributable to declines in both net operating results and net realized investment gains. See the Investments section of the MD&A for further discussion on net realized investment gains.
Net operating results decreased $261 million in 2005 as compared with 2004. This decrease was due primarily to increased unfavorable net prior year development of $282 million after-tax including $185 million after-tax related to significant commutations in 2005, a $135 million after-tax increase in catastrophe losses, the decreased earned premium as discussed above and decreased current accident year results. These unfavorable items were partially offset by a $271 million increase in net investment income and a decrease in the provision for insurance bad debt. See the Investments section of the MD&A for further discussion on net investment income.
Unfavorable net prior year development of $452 million was recorded in 2005, including $559 million of unfavorable claim and allocated claim adjustment expense reserve development and $107 million of favorable premium development. Unfavorable net prior year development of $18 million, including $115 million of unfavorable claim and allocated claim adjustment expense reserve development and $97 million of favorable premium development, was recorded in 2004. Further information on Standard Lines Net Prior Year Development for 2005 and 2004 is included in Note F of the Consolidated Financial Statements included under Item 8.
During 2005 and 2004, we commuted several significant reinsurance contracts that resulted in unfavorable development of $285 million and $5 million, which is included in the development above, and which were partially offset by the release of previously established allowance for uncollectible reinsurance. These commutations resulted in an unfavorable impact of $173 million after-tax and favorable impact of $4 million after-tax in 2005 and 2004. These contracts contained interest crediting provisions. The interest charges associated with the reinsurance contracts commuted was $42 million after-tax and $110 million after-tax in 2005 and 2004. There will be no further interest crediting charges related to these commuted contracts in future periods.
The impact of catastrophes was $318 million after-tax and $183 million after-tax for 2005 and 2004. These catastrophe impacts are net of anticipated reinsurance recoveries, and include the effect of reinstatement premiums and estimated insurance assessments.
The combined ratio increased 14.7 points in 2005 as compared with 2004. The loss ratio increased 16.7 points in 2005 as compared with 2004. These increases were primarily due to increased net prior year development, increased catastrophe losses and decreased current accident year results. Catastrophe losses of $470 million and $260 million were recorded in 2005 and 2004.
The following table summarizes the gross and net carried reserves as of December 31, 2005 and 2004 for Standard Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31, (In millions)	2005	2004
Gross Case Reserves	$7,033	$6,904
Gross IBNR Reserves	8,051	7,398

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$15,084	$14,302

Net Case Reserves	$5,165	$4,761
Net IBNR Reserves	6,081	4,547

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,246	$9,308

The expense ratio decreased 2.2 points in 2005 as compared with 2004. This decrease in 2005 was primarily due to a decrease in the provision for insurance bad debt.
The dividend ratio increased 0.2 points in 2005 as compared with 2004. The 2004 ratio was impacted by favorable dividend development, partially offset by decreased participation in dividend plans and lower dividend amounts related to the current accident year.
2004 Compared with 2003
Net written premiums for Standard Lines increased $19 million in 2004 as compared with 2003. This increase was primarily driven by decreased ceded premiums of $270 million to corporate aggregate and other reinsurance treaties in 2004 as compared with 2003. The 2003 cessions were principally due to the unfavorable net prior year development recorded in 2003. This favorable impact was partially offset by lower new business due to increased competition, as well as intentional underwriting actions in business classified as high hazard. Specifically impacting retention was the impact of intentional underwriting actions, including reductions in certain silica-related risks and workers compensation policies classified as high hazard.
Standard Lines averaged rate increases of 4% and 16% for 2004 and 2003 for the contracts that renewed during those periods. Retention rates of 70% and 72% were achieved for those contracts that were up for renewal.
Net earned premiums increased $385 million in 2004 as compared with 2003. This increase was primarily driven by decreased ceded premiums of $270 million related to corporate aggregate and other reinsurance treaties.
Net results increased $1,073 million in 2004 as compared with 2003. This increase was attributable to an increase in net operating income, partially offset by a decrease in net realized investment gains. See the Investments section of the MD&A for further discussion on net realized investment gains.

Net operating results increased $1,168 million in 2004 as compared with 2003. This improvement was due primarily to decreased unfavorable net prior year development of $908 million after-tax, a decrease in the bad debt provision recorded for insurance receivables of $57 million after-tax, a decrease in the bad debt provision for reinsurance receivables of $48 million after-tax, decreased dividend development of $45 million after-tax, a decrease in certain insurance related assessments of $35 million after-tax and increased net investment income of $57 million after-tax. The increased net investment income was primarily due to reduced interest charges of $63 million after-tax related to the corporate aggregate and other reinsurance treaties. These favorable items were partially offset by increased catastrophe impacts. The impact of catastrophes was $183 million after-tax and $71 million after-tax for 2004 and 2003, as discussed below. These catastrophe impacts are net of anticipated reinsurance recoveries, and include the effect of reinstatement premiums and estimated insurance assessments. See the Investments section of the MD&A for further discussion on net investment income.
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
Unfavorable net prior year development of $18 million was recorded in 2004, including $115 million of unfavorable claim and allocated claim adjustment expense reserve development and $97 million of favorable premium development. Unfavorable net prior year development of $1,416 million, including $938 million of unfavorable claim and allocated claim adjustment expense reserve development and $478 million of unfavorable premium development, was recorded in 2003. Further information on Standard Lines Net Prior Year Development for 2004 and 2003 is included in Note F of the Consolidated Financial Statements included under Item 8.
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
During 2004, additional bad debt provisions for insurance receivables of $150 million were recorded as compared to $242 million recorded in 2003. The substantial bad debt provisions for insurance receivables in 2004 and 2003 were primarily related to Professional Employer Organization (PEO) accounts. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003. In the third quarter of 2003, we performed a review of PEO accounts to estimate ultimate losses and the indicated recoveries under retrospective premium or high-deductible provisions of the insurance contracts. Based on the 2003 analysis of the credit standing of the individual PEO accounts and the amount of collateral held, we recorded an increase in the bad debt provision. In the third quarter of 2004, the review of PEO accounts was updated and the population of accounts reviewed was expanded to include Temporary Help accounts as well. Payroll audits performed since the last study identified that the exposure base for many accounts was higher than expected. In addition, recovery estimates were updated based on current credit information on the insured. Based on the updated study, we recorded an estimated bad debt provision of $95 million in the third quarter of 2004 for these accounts.
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
Specialty Lines includes the following business groups: Professional Liability Insurance, Surety and Warranty.
Professional Liability Insurance (CNA Pro) provides management and professional liability insurance and risk management services, primarily in the United States. This unit provides professional liability coverages to various professional firms, including architects and engineers, realtors, non-Big Four accounting firms, law firms and technology firms. CNA Pro also has market positions in directors and officers (D&O), errors and omissions, employment practices, fiduciary and fidelity coverages. Specific areas of focus include larger firms as well as privately held firms and not-for-profit organizations where we offer tailored products for this client segment. Products within CNA Pro are distributed through brokers, agents and managing general underwriters.
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
Surety consists primarily of CNA Surety and its insurance subsidiaries and offers small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of independent agencies. CNA owns approximately 63% of CNA Surety.
Warranty provides vehicle warranty service contracts that protect individuals and businesses from the financial burden associated with breakdown, under-performance or maintenance of a product.

The following table details results of operations for Specialty Lines.
Results of Operations

Years ended December 31 (In millions)	2005	2004	2003
Net written premiums	$2,463	$2,391	$2,038
Net earned premiums	2,475	2,277	1,840
Net investment income	281	246	201
Net operating income (loss)	336	324	(34)
Net realized investment gains	12	54	74
Net income	348	378	40

Ratios
Loss and loss adjustment expense	65.3%	63.3%	89.6%
Expense	26.1	26.1	27.6
Dividend	0.2	0.2	0.2

Combined	91.6%	89.6%	117.4%

2005 Compared with 2004
Net written premiums for Specialty Lines increased $72 million in 2005 as compared with 2004. This increase was primarily due to improved production, primarily driven by improved retention across most professional liability insurance lines of business. These favorable impacts were partially offset by increased ceded premiums for certain professional liability lines of business and decreased premiums for the warranty business. Due to a change in the warranty product offering, fees related to the new warranty product are included within other revenues. Written premiums for the warranty line of business decreased $70 million in 2005 as compared to 2004. Net earned premiums increased $198 million in 2005 as compared with 2004, which reflects the increased premium written trend over the past several quarters in Specialty Lines.
Specialty Lines averaged rate increases of 1% and 9% in 2005 and 2004 for the contracts that renewed during those periods. Retention rates of 86% and 83% were achieved for those contracts that were up for renewal.
Net income decreased $30 million in 2005 as compared with 2004. This decrease was due primarily to a $42 million decrease in net realized investment gains partially offset by increased net operating income. See the Investments section of this MD&A for further discussion on net investment income and net realized investment gains.
Net operating income increased $12 million in 2005 as compared with 2004. This increase was primarily driven by an increase in net investment income and increased earned premiums. These increases to operating income were partially offset by decreased current accident year results. Additionally, 2004 results were favorably impacted by the release of a previously established reinsurance bad debt allowance as the result of a significant commutation. Catastrophe impacts were $16 million after-tax and $11 million after-tax for the years ended December 31, 2005 and 2004.
The combined ratio increased 2.0 points in 2005 as compared with 2004. The loss ratio increased 2.0 points. The 2004 loss ratio was favorably impacted by the release of reinsurance bad debt reserve as discussed above. Additionally, the 2005 loss ratio was unfavorably impacted by increased current year accident losses. This was driven by increased surety losses of $110 million related to a national contractor, before the impacts of minority interest, as discussed in further detail in Note S of the Consolidated Financial Statements included under Item 8, partially offset by improved current accident year loss ratios in several professional liability lines of business.
Unfavorable net prior year development was $54 million, including $47 million of unfavorable claim and allocated claim adjustment expense and $7 million of unfavorable premium development, in 2005. Unfavorable net prior year development of $30 million, including $58 million of unfavorable claim and allocated claim adjustment expense development and $28 million of favorable premium development, was recorded for the same period in 2004. Further information on Specialty Lines Net Prior Year Development for 2005 and 2004 is included in Note F of the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves as of December 31, 2005 and 2004 for Specialty Lines.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31, (In millions)	2005	2004
Gross Case Reserves	$1,907	$1,659
Gross IBNR Reserves	3,298	3,201

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,205	$4,860

Net Case Reserves	$1,442	$1,191
Net IBNR Reserves	2,352	2,042

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,794	$3,233

The expense ratio was the same in 2005 as compared with 2004. The 2005 ratio was impacted by a change in estimate related to profit commissions in the warranty line of business, which was offset by the impact of the increased earned premium base.
2004 Compared with 2003
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
Specialty Lines averaged rate increases of 9% and 29% in 2004 and 2003 for the contracts that renewed during those periods. Retention rates of 83% and 81% were achieved for those contracts that were up for renewal.
Net income increased $338 million in 2004 as compared with 2003. This increase was due primarily to increased net operating income, partially offset by a decrease in realized investment gains. See the Investments section of this MD&A for further discussion on net realized investment gains.
Net operating results improved $358 million in 2004 as compared with 2003. This improvement was due primarily to decreased unfavorable net prior year development of $171 million after-tax, a decrease in the bad debt provision for reinsurance receivables of $78 million after-tax, a decrease in certain insurance related assessments of $8 million after-tax and increased net investment income. These improvements were partially offset by increased catastrophe losses in 2004. The impact of catastrophes was $11 million after-tax and $3 million after-tax in 2004 and 2003, as discussed below. See the Investments section of this MD&A for further discussion on net investment income.
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

Further information on Specialty Lines Net Prior Year Development for 2004 and 2003 is included in Note F of the Consolidated Financial Statements included under Item 8.
The expense ratio decreased 1.5 points primarily due to the increased earned premium base and a decrease of $12 million in certain insurance related assessments recorded in 2003. Additionally, the expense ratio was favorably impacted by decreased underwriting expenses due to our expense initiatives.
LIFE AND GROUP NON-CORE
Business Overview
The Life and Group Non-Core segment primarily includes the results of the life and group lines of business that have either been sold or placed in run-off. We sold our group benefits business on December 31, 2003, our individual life business on April 30, 2004, our CNA Trust business on August 1, 2004 and our specialty medical business on January 6, 2005. The segment includes operating results for these businesses in periods prior to the sales, the realized gain/loss from the sales and the effects of the shared corporate overhead expenses which continue to be allocated to the sold businesses. We continue to service our existing individual long term care commitments, our payout annuity business and our pension deposit business. We also manage a block of group reinsurance and life settlement contracts. These businesses are being managed as a run-off operation. Our group long term care and Index 500 products, while considered non-core, continue to be actively marketed.
The following table summarizes the results of operations for Life and Group Non-Core.
Results of Operations

Years ended December 31	2005	2004	2003
(In millions)
Net earned premiums	$704	$921	$2,376
Net investment income	593	692	821
Net operating income (loss)	(51)	(29)	113
Net realized investment losses	(19)	(385)	(108)
Net income (loss)	(70)	(414)	5
2005 Compared with 2004
Net earned premiums for Life and Group Non-Core decreased $217 million in 2005 as compared with 2004. The premiums in 2004 include $115 million from the individual life business and $165 million from the specialty medical business. The 2005 net earned premiums are primarily from the group and individual long term care business.
Net results improved by $344 million in 2005 as compared with 2004. The improvement in net results related primarily to a $389 million after-tax realized loss on the sale of the individual life business in 2004. Also contributing to the improvement in net results is the reduction in 2005 of significant 2004 items related to the IGI Program as discussed below. Additionally, 2005 results included $13 million after-tax income related to a service agreement with a purchaser for sold businesses. These agreements have expired. These results were partially offset by a decline in net investment income of $99 million. This included a decrease of approximately $64 million from the trading portfolio which was largely net income neutral due to a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. In addition, it included the absence of favorable results from the sold insurance operations as discussed below. Also unfavorably impacting the 2005 results was a $17 million after-tax provision increase for estimated indemnification liabilities related to the sold individual life business and unfavorable results related to the long term care business. See the Investments section of this MD&A for additional information on net investment income and net realized investment results.
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
Net results decreased by $419 million in 2004 as compared with 2003. The decrease in net results related primarily to net realized investment losses, including the realized loss of approximately $389 million after-tax from the sale of the individual life business and reduced results from the group benefits and individual life businesses. Net realized investment losses in 2003 include a loss recorded on the sale of the Group Benefits business of $130 million after-tax. Net results for the sold life and group businesses were losses of $427 million and $36 million, including the loss on sales and the effects of shared corporate overhead expenses, in 2004 and 2003. In addition, results for life settlement contracts declined in 2004. These items were partially offset by reduced increases in individual long term care reserves of $21 million after-tax in 2004 as compared with 2003. Also included in the net results of 2004 and 2003 were the adverse impacts of $26 million after-tax and $33 million after-tax related to certain accident and health exposures (IGI Program) and our past participation in accident and health reinsurance programs.
CORPORATE AND OTHER NON-CORE
Overview
Corporate and Other Non-Core includes the results of certain property and casualty lines of business placed in run-off. CNA Re, formerly a separate property and casualty operating segment, is currently in run-off and is included in the Corporate and Other Non-Core segment. This segment also includes the results related to the centralized adjusting and settlement of APMT claims, as well as the results of our participation in voluntary insurance pools and various other non-insurance operations. Other operations also include interest expense on corporate borrowings and intercompany eliminations.
The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including APMT and intrasegment eliminations.
Results of Operations

Years ended December 31	2005	2004	2003
(In millions)
Net investment income	$251	$246	$226
Revenues	311	358	737
Net operating income (loss)	9	84	(835)
Net realized investment gains (losses)	(12)	39	85
Net income (loss)	(3)	123	(750)
2005 Compared with 2004
Revenues decreased $47 million in 2005 as compared with 2004. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re of $134 million due to the exit from the assumed reinsurance business in 2003 and decreased net realized investment results. Partially offsetting these decreases was $121 million of interest related to a federal income tax settlement. See Note E to the Consolidated Financial Statements included under Item 8 for further information.
As previously disclosed, we sold our personal insurance business to The Allstate Corporation (Allstate) in 1999. Under the revised terms of this transaction, Allstate purchased an option exercisable during 2005 to purchase 100% of the common stock of five of our insurance subsidiaries at the fair market value as of the exercise date. Royalty fees earned for the years ended December 31, 2005 and 2004 for personal insurance policies 100% reinsured with Allstate were approximately $22 million and $29 million. The royalty fee arrangement terminated on September 30, 2005. Additionally, Allstate exercised its option and purchased the five subsidiaries during the fourth quarter of 2005. This transaction resulted in a realized gain of $8 million. See Note P of the Consolidated Financial Statements included under Item 8 for further information regarding this transaction.

Net results decreased $126 million in 2005 as compared with 2004. The decrease in net results was due primarily to a $139 million after-tax increase in unfavorable net prior year development related primarily to commutations and reserve strengthening, a $51 million decrease in net realized investment results and a decrease in the provision recorded for uncollectible reinsurance. Net realized investment results for the year ended December 31, 2005 and 2004 included a $22 million after-tax and $36 million after-tax impairment related to a national contractor. See Note S to the Consolidated Financial Statements included under Item 8 for additional information regarding the national contractor. Partially offsetting these decreases was a $115 million after-tax increase in net income related to a federal income tax settlement and release of federal income tax reserves.
Unfavorable net prior year development of $306 million was recorded during 2005, including $291 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $15 million of unfavorable premium development. Unfavorable net prior year development of $93 million was recorded in 2004, including $84 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $9 million of unfavorable premium development. Further information on Corporate and Other Non-Core’s Net Prior Year Development for 2005 and 2004 is included in Note F of the Consolidated Financial Statements included under Item 8.
During 2005 and 2004, we commuted several significant reinsurance contracts that resulted in unfavorable development of $118 million and $39 million, which is included in the development above, and which was partially offset by the release in 2004 of a previously established allowance for uncollectible reinsurance. These commutations resulted in unfavorable impacts of $71 million after-tax and $5 million after-tax in 2005 and 2004. These contracts contained interest crediting provisions and maintenance charges. Interest charges associated with the reinsurance contracts commuted were $13 million after-tax and $11 million after-tax in 2005 and 2004. There will be no further interest crediting charges or other charges related to these commuted contracts in future periods.
The following table summarizes the gross and net carried reserves as of December 31, 2005 and 2004 for Corporate and Other Non-Core.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31,	2005	2004
(In millions)
Gross Case Reserves	$3,297	$3,806
Gross IBNR Reserves	4,075	4,875

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$7,372	$8,681

Net Case Reserves	$1,554	$1,588
Net IBNR Reserves	1,902	1,691

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,456	$3,279

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
Net income increased $873 million in 2004 as compared with 2003. The increase in net income was due primarily to a $632 million after-tax decrease in unfavorable net prior year development, a $168 million after-tax decrease in the provision for uncollectible reinsurance receivables, the absence in 2004 of a $44 million after-tax increase in unallocated loss adjustment expense (ULAE) reserves recorded in 2003 and a $16 million after-tax decrease in certain insurance related assessments. Additionally, the net results were favorably impacted by $14 million after-tax of non-recurring income related to a release of purchase accounting reserves related to real estate leases assumed in connection with the 1995 acquisition of Continental.
Unfavorable net prior year development of $93 million was recorded during 2004, including $84 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $9 million of unfavorable premium development. Unfavorable net prior year development of $1,065 million was recorded in 2003, including $1,039 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $26 million of unfavorable premium development. Further information on Corporate and Other Non-Core’s Net Prior Year Development for 2004 and 2003 is included in Note F of the Consolidated Financial Statements included under Item 8.
Many ceding companies have sought provisions for the collateralization of assumed reserves in the event of a financial strength ratings downgrade or other triggers. Before exiting the reinsurance market, CNA Re had been impacted by this trend and had entered into several contracts with rating or other triggers. See the Ratings section of this MD&A for more information.
APMT Reserves
Our property and casualty insurance subsidiaries have actual and potential exposures related to asbestos, environmental pollution and mass tort (APMT) claims.
Establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial, and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of management. Accordingly, a high degree of uncertainty remains for our ultimate liability for APMT claim and claim adjustment expenses.
In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against us; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states; enactment of national federal legislation to address asbestos claims; a further increase in asbestos and environmental pollution claims which cannot now be anticipated; liability against our policyholders in environmental matters; broadened scope of clean-up resulting in increased liability to our policyholders; increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to our ability to recover reinsurance for asbestos, pollution and mass tort claims.
Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for APMT and due to the significant uncertainties described related to APMT claims, our ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to our business, results of operations, equity, insurer financial strength and debt ratings. Due to, among other things, the factors described above, it may be necessary for us to record material changes in our APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.
We have regularly performed ground up reviews of all open APMT claims to evaluate the adequacy of our APMT reserves. In performing our comprehensive ground up analysis, we consider input from our professionals with direct responsibility for the claims, inside and outside counsel with responsibility for our representation, and our actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies we issued, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.
The following table provides data related to our APMT claim and claim adjustment expense reserves.
APMT Reserves

	December 31, 2005		December 31, 2004

		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)
Gross reserves	$2,992	$680	$3,218	$755
Ceded reserves	(1,438)	(257)	(1,532)	(258)

Net reserves	$1,554	$423	$1,686	$497

Asbestos
In the past several years, we have experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. During 2004 and 2005, the rate of new filings appears to have decreased from the filing rates seen in the past several years. Various challenges to mass screening claimants have been mounted. Nevertheless, we continue to experience an overall increase in total asbestos claim counts. The majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66% and up to 90%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment. Some plaintiffs classified as “unimpaired” have challenged those orders. Therefore, the ultimate impact of the orders on future asbestos claims remains uncertain.
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
As a result of bankruptcies and insolvencies, management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims also increased substantially in 2003, but the rate of increase has moderated in 2004 and 2005.
We have resolved a number of our large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. Payment obligations under those settlement agreements are projected to terminate by 2016.
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
We have also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between us and our policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities.
We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100,000 of cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 81% and 83% of our total active asbestos accounts are classified as small accounts at December 31, 2005 and December 31, 2004. Small accounts are typically representative of policyholders with limited connection to asbestos.
We also evaluate our asbestos liabilities arising from our assumed reinsurance business and our participation in various pools, including Excess & Casualty Reinsurance Association (ECRA).
IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict our overall pending asbestos accounts and associated reserves at December 31, 2005 and December 31, 2004.
Pending Asbestos Accounts and Associated Reserves
December 31, 2005

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2005	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	13	$30	$167	11%
Wellington	4	2	15	1
Coverage in place	34	13	58	4
Fibreboard	1	–	54	3

Total with settlement agreements	52	45	294	19

Other policyholders with active accounts
Large asbestos accounts	199	68	273	17
Small asbestos accounts	1,073	23	135	9

Total other policyholders	1,272	91	408	26

Assumed reinsurance and pools	–	6	143	9
Unassigned IBNR	–	–	709	46

Total	1,324	$142	$1,554	100%

Pending Asbestos Accounts and Associated Reserves
December 31, 2004

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2004	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	11	$39	$175	10%
Wellington	4	4	17	1
Coverage in place	33	14	76	5
Fibreboard	1	–	54	3

Total with settlement agreements	49	57	322	19

Other policyholders with active accounts
Large asbestos accounts	180	47	368	22
Small asbestos accounts	1,109	23	141	8

Total other policyholders	1,289	70	509	30

Assumed reinsurance and pools	–	8	148	9
Unassigned IBNR	–	–	707	42

Total	1,338	$135	$1,686	100%

Some asbestos-related defendants have asserted that their insurance policies are not subject to aggregate limits on coverage. We have such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. Our policies also contain other limits applicable to these claims, and we have additional coverage defenses to certain claims. We have attempted to manage our asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to us. Where we cannot settle a claim on acceptable terms, we aggressively litigate the claim. A recent court ruling by the United States Court of Appeals for the Fourth Circuit has supported certain of our positions with respect to coverage for “non-products” claims. However, adverse developments with respect to such matters could have a material adverse effect on our results of operations and/or equity.
As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, we evaluate the exposure presented by each insured. As part of this evaluation, we consider the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any of our excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of management and consideration of many complex factors, including: inconsistency of court decisions, jury attitudes and future court decisions; specific policy provisions; allocation of liability among insurers and insureds; missing policies and proof of coverage; the proliferation of bankruptcy proceedings and attendant uncertainties; novel theories asserted by policyholders and their counsel; the targeting of a broader range of businesses and entities as defendants; the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims; volatility in claim numbers and settlement demands; increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims; the efforts by insureds to obtain coverage not subject to aggregate limits; long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; medical inflation trends; the mix of asbestos-related diseases presented and the ability to recover reinsurance.
We are also monitoring possible legislative reforms on the state and national level, including possible federal legislation to create a national privately financed trust financed by contributions from insurers such as us, industrial companies and others, which if established, could replace litigation of asbestos claims with payments to claimants from the trust. It is uncertain at the present time whether such legislation will be enacted or, if it is, its impact on us.
We are involved in significant asbestos-related claim litigation, which is described in Note F of the Consolidated Financial Statements included under Item 8.
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
A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2005, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon our results of operations or equity.
Many policyholders have made claims against us for defense costs and indemnification in connection with environmental pollution matters. The vast majority of these claims relate to accident years 1989 and prior, which coincides with our adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as absolute pollution exclusion. We and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues. We noted adverse development in various pollution accounts in our most recent ground up review. In the course of our review, we did not observe a negative trend or deterioration in the underlying pollution claims environment. Rather, individual account estimates changed due to changes in liability and/or coverage circumstances particular to those accounts. As a result, we increased pollution reserves by $50 million in 2005. We have made resolution of large environmental pollution exposures a management priority. We have resolved a number of our large environmental accounts by negotiating settlement agreements. In our settlements, we sought to resolve those exposures and obtain the broadest release language to avoid future claims from the same policyholders seeking coverage for sites or claims that had not emerged at the time we settled with our policyholder. While the terms of each settlement agreement vary, we sought to obtain broad environmental releases that include known and unknown sites, claims and policies. The broad scope of the release provisions contained in those settlement agreements should, in many cases, prevent future exposure from settled policyholders. It remains uncertain, however, whether a court interpreting the language of the settlement agreements will adhere to the intent of the parties and uphold the broad scope of language of the agreements.
We classify our environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement.
We have also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between us and our policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps.
We categorize active accounts as large or small accounts in the pollution area. We define a large account as an active account with more than $100,000 cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses.
We also evaluate our environmental pollution exposures arising from our assumed reinsurance and our participation in various pools, including ECRA.
We carry unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.
The charts below depict our overall pending environmental pollution accounts and associated reserves at December 31, 2005 and 2004.
At December 31, 2005

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2005	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	6	$10	$17	5%
Coverage in place	16	10	23	7

Total with Settlement Agreements	22	20	40	12

Other Policyholders with Active Accounts
Large pollution accounts	120	18	63	19
Small pollution accounts	362	15	50	15

Total Other Policyholders	482	33	113	34

Assumed Reinsurance & Pools	–	3	33	10
Unassigned IBNR	–	–	150	44

Total	504	$56	$336	100%

At December 31, 2004

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2004	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	2	$14	$5	1%
Coverage in place	15	5	16	5

Total with Settlement Agreements	17	19	21	6

Other Policyholders with Active Accounts
Large pollution accounts	134	18	75	22
Small pollution accounts	405	14	47	14

Total Other Policyholders	539	32	122	36

Assumed Reinsurance & Pools	–	2	36	10
Unassigned IBNR	–	–	163	48

Total	556	$53	$342	100%

In 2003, we observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. Since 2003, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and that continued at a far lesser rate in 2004 and 2005. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede our ability to estimate the ultimate liability for such claims.
INVESTMENTS
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31	2005	2004	2003
(In millions)
Fixed maturity securities	$1,608	$1,571	$1,651
Short term investments	147	56	63
Limited partnerships	254	212	221
Equity securities	25	14	19
Income from trading portfolio (a)	47	110	–
Interest on funds withheld and other deposits	(166)	(261)	(335)
Other	20	18	85

Gross investment income	1,935	1,720	1,704
Investment expense	(43)	(40)	(48)

Net investment income	$1,892	$1,680	$1,656

(a) The change in net unrealized gains (losses) on trading securities, included in net investment income, was $(7) million and $2 million for the years ended December 31, 2005 and 2004.
Net investment income increased in 2005 as compared with 2004. This increase was due to the reduced interest expense on funds withheld and other deposits and improved results across all other available-for-sale asset classes, especially short-term investments which reflect the improved period over period yields. This improvement was partly offset by decreases in investment income from the trading portfolio. During 2005, we commuted several significant reinsurance contracts which contained interest crediting provisions and as a result, there will be no further interest expense on funds withheld on the commuted contracts in future periods. The pre-tax interest expense on funds withheld related to these significant commuted contracts was $72 million, $132 million and $235 million in 2005, 2004, and 2003, and was reflected as a component of net investment income in our consolidated statements of operations. See Note H of the Consolidated Financial Statements included under Item 8 for additional information for interest costs on funds withheld and other deposits.
Net investment income was slightly higher in 2004 as compared with 2003. This increase was due primarily to the reduced interest expense on funds withheld and other deposits. The interest costs on funds withheld and other deposits increased in 2003 as a result of additional cessions to the corporate aggregate reinsurance and other treaties due to adverse net prior year development. This improvement in 2004 was partly offset by decreases in investment income across all other available-for-sale asset classes which is largely the result of the impacts of the group benefits and individual life sale transactions that are described in Note P of the Consolidated Financial Statements included under Item 8. Also, the net investment income of the trading portfolio positively impacted results for 2004.
The bond segment of the investment portfolio yielded 4.9% in 2005, 4.6% in 2004 and 5.1% in 2003.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31	2005	2004	2003
(In millions)
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$(33)	$10	$(70)
Corporate and other taxable bonds	(86)	123	380
Tax-exempt bonds	12	42	97
Asset-backed bonds	14	53	42
Redeemable preferred stock	3	19	(12)

Total fixed maturity securities	(90)	247	437
Equity securities	38	202	114
Derivative securities	49	(84)	78
Short-term investments	–	(3)	3
Other, including dispositions of businesses, net of participating policyholders’ interest	(10)	(601)	(168)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(13)	(239)	464
Allocated to participating policyholders’ and minority interests	3	(9)	(4)

Income tax (expense) benefit	—	95	(175)

Net realized investment gains (losses), net of participating policyholders’ and minority interests	$(10)	$(153)	$285

Net realized investment results improved $143 million after-tax in 2005 as compared with 2004. This improvement is primarily the result of a 2004 loss of $389 million after-tax for the sale of the individual life insurance business, partly offset by reduced gains for equities securities. Equity results in 2004 included a gain of $105 million after-tax related to our investment in Canary Wharf Group PLC (Canary Wharf), a London-based real estate company. Also impacting results for 2005 versus 2004 were decreased results in the overall fixed maturity asset class partly offset by improved results for the derivatives asset class. Impairment losses of $70 million after-tax were recorded in 2005 across various sectors, including an after-tax impairment loss of $22 million related to loans made under a credit facility to a national contractor, that are classified as fixed maturities. Impairment losses of $60 million after-tax were recorded in 2004 across various sectors, including an after-tax impairment loss of $36 million related to loans to the national contractor. For additional information on loans to the national contractor, see Note S of the Consolidated Financial Statements included under Item 8.
Net realized investment results decreased $438 million after-tax in 2004 as compared with 2003. This decrease in net realized investment results was primarily due to the loss on the sale of the individual life insurance business of $389 million after-tax, losses on derivatives of $55 million after-tax and reduced fixed maturity gains. The derivative securities losses recorded in 2004 were primarily due to derivative securities held to mitigate the effect of changes in long term interest rates on the value of the fixed maturity portfolio. These decreases were partly offset by a $105 million after-tax gain related to our investment in Canary Wharf, and a reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities. In 2003, impairment losses of $209 million after-tax were recorded across various sectors including the airline, healthcare and energy industries.
A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. Our views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that may enter into a decision to move between asset classes. Based on our consideration of these factors, in the course of normal investment activity we may, in pursuit of the total return objective, be willing to sell securities that, in our analysis, are overvalued on a risk adjusted basis relative to other opportunities that are available at the time in the market; in turn we may purchase other securities that, according to our analysis, are undervalued in relation to other securities in the market. In making these value decisions, securities may be bought and sold that shift the investment portfolio between asset classes. We also continually monitor exposure to issuers of securities held and broader industry sector exposures and may from time to time reduce such exposures based on our views of a specific issuer or industry sector. These activities will produce realized gains or losses.
The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in Item 7A – Quantitative and Qualitative Disclosures about Market Risks included herein. Under certain economic conditions, including but not limited to a changing interest rate environment, we may hedge the value of the investment portfolio by utilizing derivative strategies, as discussed further in Notes A and C of the Consolidated Financial Statements.
We invest in certain derivative financial instruments primarily to reduce our exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. We also use derivatives to mitigate market risk by purchasing S&P 500® index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. We provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $64 million as of December 31, 2005. For over-the-counter derivative transactions we utilize International Swaps and Derivatives Association (ISDA) Master Agreements that specify certain limits over which collateral is exchanged. As of December 31, 2005, we provided $2 million of cash as collateral for over-the-counter derivative instruments.
A further consideration in the management of the investment portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and long term in nature, we segregate assets for asset liability management purposes.
We classify our fixed maturity securities (bonds and redeemable preferred stocks) and our equity securities as either available-for-sale or trading, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of other comprehensive income. Changes in fair value of trading securities are reported within net investment income.
The following table provides further detail of gross realized gains and gross realized losses on available-for-sale fixed maturity securities and equity securities.
Realized Gains and Losses

Years ended December 31	2005	2004	2003
(In millions)
Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$361	$704	$1,244
Gross realized losses	(451)	(457)	(807)

Net realized gains (losses) on fixed maturity securities	(90)	247	437

Equity securities:
Gross realized gains	73	225	143
Gross realized losses	(35)	(23)	(29)

Net realized gains on equity securities	38	202	114

Net realized gains (losses) on fixed maturity and equity securities	$(52)	$449	$551

The following table provides details of the largest realized losses from sales of securities aggregated by issuer including: the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.
Largest Realized Losses from Securities Sold at a Loss

	Fair		Months in
Year ended December 31, 2005	Value		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)

(In millions)
Various notes and bonds issued by the United States Treasury. Volatility of interest rates prompted movement to other asset classes.	$16,716	$92	0-12+
Manufactures and sells vehicles worldwide under various brand names. The company also has financing and insurance operations. The company is experiencing inventory capacity issues. Losses relate to trades that took place to reduce issuer exposure.	356	45	0-12+
Agency issued security that is secured by a pool of federally insured and conventional mortgages. Specific pools were sold and replaced with non-agency pools to enhance yield.	1,326	9	0-12
Issuer of high grade state revenue bonds. Loss was incurred as a result of unfavorable interest rate change.	242	6	0-12+
Large retail food-drug chain. Company was soliciting bidders, but failed to be acquired. Sold securities to reduce issuer exposure.	40	6	0-6
Manufactures and sells vehicles worldwide under various brand names. The company also has financing operations. The company has been downgraded. Losses relate to trades that took place to reduce issuer exposure.	27	6	0-12
Large media company that was downgraded to below investment grade. Losses relate to trades that took place to reduce issuer exposure.	74	5	0-12+
Issuer of municipal general obligation bonds. Loss was incurred as a result of unfavorable interest rate change.	418	5	0-6
Issuer of high grade state general obligation bonds. Loss was incurred as a result of unfavorable interest rate change.	244	5	0-12
Large domestic passenger and freight airline that filed for bankruptcy during third quarter 2005. Losses relate to trades that took place to reduce issuer exposure.	12	5	0-6

	$19,455	$184

(a)	Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

Valuation and Impairment of Investments
The following table details the carrying value of our general account investment portfolios.
Carrying Value of Investments

	December 31,		December 31,
	2005	%	2004	%
(In millions)
General account investments:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,469	4%	$4,346	11%
Asset-backed securities	12,859	32	7,788	20
States, municipalities and political subdivisions – tax-exempt	9,209	23	8,857	22
Corporate securities	6,165	15	6,513	17
Other debt securities	3,044	8	3,053	8
Redeemable preferred stock	216	1	146	–
Options embedded in convertible debt securities	1	–	234	1

Total fixed maturity securities available-for-sale	32,963	83	30,937	79

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	4	–	27	–
Asset-backed securities	87	–	125	–
Corporate securities	154	1	199	1
Other debt securities	26	–	35	–
Redeemable preferred stock	–	–	4	–

Total fixed maturity securities trading	271	1	390	1

Equity securities available-for-sale:
Common stock	289	1	260	1
Preferred stock	343	1	150	–

Total equity securities available-for-sale	632	2	410	1

Total equity securities trading	49	–	46	–

Short term investments available-for-sale	3,870	9	5,404	14
Short term investments trading	368	1	459	1
Limited partnerships	1,509	4	1,549	4
Other investments	33	–	36	–

Total general account investments	$39,695	100%	$39,231	100%

Our general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, short-term investments, municipal bonds and corporate bonds.
A significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. We analyze securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value for those securities in an unrealized loss position. Information on our impairment process and impairments recorded in 2005, 2004 and 2003 is set forth in Note B of the Consolidated Financial Statements included under Item 8.
Investments in the general account had a total net unrealized gain of $787 million at December 31, 2005 compared with $1,197 million at December 31, 2004. The unrealized position at December 31, 2005 was comprised of a net unrealized gain of $618 million for fixed maturities, a net unrealized gain of $170 million for equity securities, and a net unrealized loss of $1 million for short-term securities. The unrealized position at December 31, 2004 was comprised of a net unrealized gain of $1,061 million for fixed maturities and a net unrealized gain of $136 million for equity securities. See Note B of the Consolidated Financial Statements included under Item 8 for further detail of the unrealized position of our general account investment portfolio.

Our investment policies for both the general account and separate account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.
The following table provides the composition of fixed maturity securities with an unrealized loss at December 31, 2005 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.
Contractual Maturity

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	4%	1%
Due after one year through five years	6	5
Due after five years through ten years	7	14
Due after ten years	22	23
Asset-backed securities	61	57

Total	100%	100%

Our non-investment grade fixed maturity securities available-for-sale as of December 31, 2005 that were in a gross unrealized loss position had a fair value of $874 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of December 31, 2005 and 2004.
Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value

	Estimated					Gross Unrealized
December 31, 2005	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$632	$20	$8	$1	$–	$29
7-12 months	118	4	6	–	–	10
13-24 months	122	3	–	–	–	3
Greater than 24 months	2	–	–	–	–	–

Total non-investment grade	$874	$27	$14	$1	$–	$42

Unrealized Loss Aging for Non-investment Grade Securities

			Fair Value as a Percentage of Book Value

	Estimated					Gross Unrealized
December 31, 2004	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$188	$6	$1	$–	$–	$7
7-12 months	69	3	1	–	–	4
13-24 months	20	1	1	–	–	2
Greater than 24 months	–	–	–	–	–	–

Total non-investment grade	$277	$10	$3	$–	$–	$13

As part of the ongoing impairment monitoring process, we evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at December 31, 2005. This determination was based on a number of factors that we regularly consider including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, our assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the book value of our investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, we continually assess our ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. We believe we have sufficient levels of liquidity so as to not impact the asset/liability management process.
Our equity securities available-for-sale as of December 31, 2005 that were in an unrealized loss position had a fair value of $53 million. Under the same process as followed for fixed maturity securities, we monitor the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, we expect to recover the book value of our investment through a recovery in the fair value of the security.
See Note B of the Consolidated Financial Statements included under Item 8 for further discussion.
Invested assets are exposed to various risks, such as interest rate, market and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in these risks in the near term, including increases in interest rates, could have an adverse material impact on our results of operations or equity.
The general account portfolio consists primarily of high quality bonds, 92% and 93% of which were rated as investment grade (rated BBB or higher) at December 31, 2005 and 2004. The following table summarizes the ratings of our general account bond portfolio at carrying value.
General Account Bond Ratings

December 31	2005	%	2004	%
(In millions)
U.S. Government and affiliated agency securities	$1,628	5%	$4,640	15%
Other AAA rated	18,233	55	14,628	47
AA and A rated	6,046	18	5,597	18
BBB rated	4,499	14	4,072	13
Non investment-grade	2,612	8	2,240	7

Total	$33,018	100%	$31,177	100%

At December 31, 2005 and 2004, approximately 95% and 99% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or Company management.
The following table summarizes the bond ratings of the investments supporting separate account products which guarantee principal and a specified rate of interest.
Separate Account Bond Ratings

December 31	2005	%	2004	%
(In millions)
U.S. Government and affiliated agency securities	$–	–%	$–	–%
Other AAA rated	120	26	156	32
AA and A rated	193	41	184	38
BBB rated	142	31	117	24
Non investment-grade	11	2	29	6

Total	$466	100%	$486	100%

At December 31, 2005 and 2004, 98% and 100% of the separate account portfolio was issued by U.S. Government agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or Company management.
Non investment-grade bonds, as presented in the tables above, are high-yield securities rated below BBB by bond rating agencies, as well as other unrated securities that, in the opinion of management, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns are anticipated to compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.
The carrying value of non-traded securities at December 31, 2005 was $141 million which represents 0.4% of our total investment portfolio. These securities were in a net unrealized gain position of $115 million at December 31, 2005. Of the non-traded securities, 67% are priced by unrelated third party sources.
Included in our general account fixed maturity securities at December 31, 2005 are $12,946 million of asset-backed securities, at fair value, consisting of approximately 64% in collateralized mortgage obligations (CMOs), 21% in corporate asset-backed obligations, 13% in corporate mortgage-backed pass-through certificates and 2% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are primarily priced by a third party pricing service.
The carrying value of the components of the general account short-term investment portfolio is presented in the following table.
Short-term Investments

	December 31,	December 31,
	2005	2004
(In millions)
Short-term investments available-for-sale:
Commercial paper	$1,906	$1,655
U.S. Treasury securities	251	2,382
Money market funds	294	174
Other	1,419	1,193

Total short-term investments available-for-sale	3,870	5,404

Short-term investments trading:
Commercial paper	94	46
U.S. Treasury securities	64	300
Money market funds	200	99
Other	10	14

Total short-term investments trading	368	459

Total short-term investments	$4,238	$5,863

The fair value of collateral held related to securities lending, included in other short-term investments, was $767 million and $918 million at December 31, 2005 and 2004.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For 2005, net cash provided by operating activities was $2,169 million as compared to $1,968 million in 2004. The increase in cash provided by operations was primarily driven by a reduction in claims and expense payments, including the impact of $446 million related to commutations. Also impacting operating cash flows were net tax payments of $164 million in 2005 as compared with net tax refunds of $627 million in 2004. In addition, we received cash of $121 million related to interest on a federal income tax settlement in 2005.
For 2004, net cash provided by operating activities was $1,968 million as compared to $2,038 million in 2003. The decrease in cash provided by operating activities was primarily driven by a decrease in premium collections related to the dispositions of the life and group businesses and CNA Re. Partially offsetting the decrease in premium collections were decreased paid claims and a federal tax refund received in 2004.
Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale. The change in cash collateral exchanged as part of the securities lending activity is included as a cash flow from investing activities.
Net cash used for investing activities was $1,316 million, $2,084 million, and $2,392 million for 2005, 2004, and 2003. Cash flows used by investing activities were related principally to purchases of fixed maturity securities.
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
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For 2005, net cash used for financing activities was $837 million as compared with net cash provided from financing activities of $61 million in 2004. For the 2003, net cash provided from financing activities was $322 million.
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our working capital needs. In addition, we believe we have adequate liquidity to meet our catastrophe loss obligations.
We have a shelf registration statement under which we may issue an aggregate of $1,500 million of debt or equity securities. This registration statement was declared effective by the Securities and Exchange Commission (SEC) on September 14, 2005.
Commitments, Contingencies, and Guarantees
We have various commitments, contingencies and guarantees which we become involved with during the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating our liquidity and capital resources.

A summary of our commitments as of December 31, 2005 is presented in the following table. In 2006, we expect to make principal and interest payments of approximately $357 million on our debt.
Contractual Commitments

December 31, 2005	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)
Debt (a)	$2,636	$357	$570	$143	$1,566
Lease obligations	261	53	82	56	70
Claim and claim expense reserves (b)	32,861	7,522	9,610	4,969	10,760
Future policy benefits reserves (c)	10,010	200	362	349	9,099
Policyholder funds reserves (c)	1,489	960	285	95	149
Guaranteed payment contracts (d)	22	15	7	–	–

Total	$47,279	$9,107	$10,916	$5,612	$21,644

(a)	Includes estimated future interest payments, but does not include original issue discount.

(b)	Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of claims based on our assessment of facts and circumstances known as of December 31, 2005. See the Reserves – Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $15 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)	Future policy benefits and policyholder funds reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of December 31, 2005. Future policy benefit reserves of $968 million and policyholder fund reserves of $51 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included. Additional information on future policy benefits and policyholder funds reserves is included in Note A of the Consolidated Financial Statements included under Item 8.

(d)	Primarily relating to telecommunications and software services.
Further information on our commitments, contingencies and guarantees is provided in Notes B, F, G, I and K of the Consolidated Financial Statements included under Item 8.
Regulatory Matters
We have established a plan to reorganize and streamline our U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan has been completed. This phase served to consolidate our U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, we implemented a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of CIC and its 14 affiliated insurance companies (CIC Group) to CCC. Additionally, the ownership of the CIC Group was transferred to CCC in order to align the insurance risks with the supporting capital. In subsequent phases of this plan, we will continue our efforts to reduce both the number of U.S. property and casualty insurance entities we maintain and the number of states in which these entities are domiciled. In order to facilitate the execution of this plan, we have agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners. Pursuant to our participation in this working group, we have agreed to certain time frames and informational provisions in relation to the reorganization plan.
In connection with the approval process for aspects of the reorganization and legal entity streamlining plan, we agreed to undergo zone regulatory financial examinations of CCC and CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. A zone examination is a vehicle developed by the National Association of Insurance Commissioners for conducting financial examinations of multi-state licensed insurers. It allows a representative number of state insurance departments to devote resources to the examination process while providing an independent and diverse perspective on all areas being reviewed. The CCC examination specifically included a review of certain finite reinsurance contracts entered into by us and determined that such contracts possess sufficient risk transfer characteristics necessary to qualify for accounting treatment as reinsurance on a statutory basis. These zone regulatory examinations were concluded in 2005 and final examination reports have been issued.

Along with other companies in the industry, we have received subpoenas, interrogatories and inquiries from: (i) California, Connecticut, Delaware, Florida, Hawaii, Illinois, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) the Securities and Exchange Commission (SEC), the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning reinsurance products and finite insurance products purchased and sold by the Company; (iii) the Massachusetts Attorney General and the Connecticut Attorney General concerning investigations into anti-competitive practices; and (iv) the New York State Attorney General concerning declinations of attorney malpractice insurance. We continue to respond to these subpoenas, interrogatories and inquiries.
Subsequent to receipt of the SEC subpoena, we have been producing documents and providing additional information at the SEC’s request. In addition, the SEC and representatives of the United States Attorney’s Office for the Southern District of New York have been conducting interviews with several of our current and former executives relating to the restatement of our financial results for 2004, including our relationship with and accounting for transactions with an affiliate that were the basis for the restatement. The SEC has also recently requested information relating to our current restatement. It is possible that our analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities. As a result, further restatements of our financial results are possible.
Ratings
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries are rated by major rating agencies, and these ratings reflect the rating agency’s opinion of the insurance company’s financial strength, operating performance, strategic position and ability to meet our obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating. One or more of these agencies could take action in the future to change the ratings of our insurance subsidiaries.
“On Review,” “Credit Watch” and “Rating Watch” are modifiers used by the ratings agencies to alert those parties relying on our ratings of the possibility of a rating change within 90 days. Modifiers are utilized when the agencies are uncertain as to the impact of a company action or initiative, which could prove to be material to the current rating level. “Outlooks” accompanied with ratings are additional modifiers used by the rating agencies of the possibility of a rating change in the longer term.

The table below reflects the various group ratings issued by A.M. Best, Fitch, Moody’s and S&P as of February 26, 2006 for the Property and Casualty and Life companies. The table also includes the ratings for CNAF’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings			Debt Ratings

	Property & Casualty (a)		Life (b)	CNAF	Continental

	CCC	CIC		Senior	Senior
	Group	Group	CAC	Debt	Debt

A.M. Best	A	A	A-	bbb	Not rated
Fitch	A-	A-	A-	BBB-	BBB-
Moody’s	A3	A3	Baa1	Baa3	Baa3
S&P	A-	A-	BBB+	BBB-	BBB-
(a)	Fitch and Moody’s outlook for the Property & Casualty companies’ financial strength and holding company debt ratings are stable. All others are negative.

(b)	A.M. Best, Fitch and Moody’s have a stable outlook while S&P has a negative outlook on the CAC rating.
On November 3, 2005 and February 17, 2006, Moody’s Investors Service and Fitch Ratings concluded their annual reviews and affirmed CNA’s current debt and financial strength ratings. The Moody’s rating outlook was changed to stable from negative and Fitch’s current stable outlook was unchanged.
If our property and casualty insurance financial strength ratings were downgraded below current levels, our business and results of operations could be materially adversely affected. The severity of the impact on our business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of our insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.
In addition, we believe that a lowering of the debt ratings of Loews by certain of these agencies could result in an adverse impact on our ratings, independent of any change in circumstances at CNA. Each of the major rating agencies which rates Loews currently maintains a negative outlook, but none currently has Loews on negative Credit Watch.
We have entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if our ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below our current ratings.
Dividends from Subsidiaries
Our ability to pay dividends and other credit obligations is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation – Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2005, CCC is in a positive earned surplus position, enabling CCC to pay approximately $48 million of dividend payments during 2006 that would not be subject to the Department’s prior approval. In February of 2006, the Department approved extraordinary dividends in the amount of $344 million to be used to fund CNAF’s 2006 debt service and principal repayment requirements.
CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2005 and 2004, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.
Loews
Loews has provided the following capital support to us during the past five years:
•	In September of 2001, Loews purchased 38.3 million of our common shares for $957 million in a rights offering;

•	In December of 2002, Loews purchased shares of our newly issued Series H Cumulative Preferred Issue (Series H Issue) for $750 million, which shares remain outstanding;

•	In November of 2003, Loews purchased shares of our newly issued participating convertible preferred stock for $750 million, which shares converted into 32,327,015 shares of our common stock in April 2004 in accordance with their terms; and

•	In February of 2004, Loews purchased $346 million of surplus notes of our subsidiary, CCC, in connection with the sales of CCC’s individual life and group benefits businesses, which notes were repaid during 2004.
The Series H Issue is held by Loews and accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of December 31, 2005, we have $197 million of undeclared but accumulated dividends. The Series H Issue dividend amounts for the years ended December 31, 2005 and 2004 have been subtracted from Net Income (Loss) to determine income (loss) available to common stockholders.
Series H Issue is senior to our common stock as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up. No dividends may be declared on our common stock until all cumulative dividends on the Series H Issue have been paid. We may not issue any equity securities ranking senior to or on par with the Series H Issue without the consent of a majority of its stockholders. The Series H Issue is non-voting and is not convertible into any other securities. It may be redeemed only upon the mutual agreement of CNAF and a majority of the stockholders of the preferred stock.
Accounting Pronouncements
In January 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 will improve financial reporting by eliminating the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS 155 will also improve financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption of this standard is not expected to have a material impact on our results of operations and/or equity.
In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 05-01, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-01). SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standard No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-01 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adopting SOP 05-01 will have on our operations and financial condition.
In May of 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Correction. This standard is a replacement of Accounting Policy Board Opinion No. 20 and FASB Standard No. 3. Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred. In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines. This new standard is effective for fiscal years beginning after December 15, 2005.
In November of 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP nullifies certain requirements of The Emerging Issues Task Force Issue No. 03-1 (EITF 03-01), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, guidance on determining whether an impairment is other-than-temporary. This FSP will replace guidance set forth in EITF 03-01 with references to existing other-than-temporary impairment guidance and will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The FSP carries forward the requirements in Issue No. 03-01 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that the impairment is other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, the discount or reduced premium would be amortized over the remaining life of the security based on future estimated cash flows. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after December 15, 2005. Adoption of this standard is not expected to have a material impact on our results of operations and/or equity.
FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves for asbestos, environmental pollution and mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews we are conducting; our expectations concerning our revenues, earnings, expenses and investment activities; expected cost savings and other results from our expense reduction and restructuring activities; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. We cannot control many of these risks and uncertainties. Some examples of these risks and uncertainties are:
•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;
•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on capital markets, and on the markets for directors and officers and errors and omissions coverages;
•	changes in foreign or domestic political, social and economic conditions;
•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving us, and rulings and changes in tax laws and regulations;
•	effects upon insurance markets and upon industry business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;
•	legal and regulatory activities with respect to certain non-traditional and finite-risk insurance products, and possible resulting changes in accounting and financial reporting in relation to such products, including our restatement of financial results in May of 2005 and our relationship with an affiliate, Accord Re Ltd., as disclosed in connection with that restatement;
•	regulatory limitations, impositions and restrictions upon us, including the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;
•	the impact of competitive products, policies and pricing and the competitive environment in which we operate, including changes in our book of business;
•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew under priced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;
•	development of claims and the impact on loss reserves, including changes in claim settlement policies;
•	the effectiveness of current initiatives by claims management to reduce loss and expense ratios through more efficacious claims handling techniques;
•	the performance of reinsurance companies under reinsurance contracts with us;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in our composition of operating segments;
•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes;
•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;
•	the unpredictability of the nature, targets, severity or frequency of potential terrorist events, as well as the uncertainty as to our ability to contain our terrorism exposure effectively, notwithstanding the extension until 2007 of the Terrorism Risk Insurance Act of 2002;
•	the occurrence of epidemics;
•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, mass tort, and construction defect claims;
•	whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established or approved through federal legislation, or, if established and approved, whether it will contain funding requirements in excess of our established loss reserves or carried loss reserves;
•	the sufficiency of our loss reserves and the possibility of future increases in reserves;
•	regulatory limitations and restrictions, including limitations upon our ability to receive dividends from our insurance subsidiaries imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;
•	the risks and uncertainties associated with our loss reserves as outlined in the Reserves – Estimates and Uncertainties section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

•	the possibility of further changes in our ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and
•	the actual closing of contemplated transactions and agreements.
Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date of the statement, even if our expectations or any related events or circumstances change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is a broad term related to changes in the fair value of a financial instrument. Discussions herein regarding market risk focus on only one element of market risk, that is price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index or price underlying the financial instrument. Our primary market risk exposures are due to changes in interest rates, although we have certain exposures to changes in equity prices and foreign currency exchange rates. The fair value of the financial instrument is adversely affected when interest rates rise, equity markets decline and the dollar strengthens against foreign currency.
Active management of market risk is integral to our operations. We may use the following tools to manage our exposure to market risk within defined tolerance ranges: (1) change the character of future investments purchased or sold, (2) use derivatives to offset the market behavior of existing assets and liabilities or assets expected to be purchased and liabilities to be incurred, or (3) rebalance our existing asset and liability portfolios.
Sensitivity Analysis
We monitor our sensitivity to interest rate risk by evaluating the change in the value of financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on our fair value at risk and the resulting effect on stockholders’ equity. The analysis presents the sensitivity of the fair value of our financial instruments to selected changes in market rates and prices. The range of change chosen reflects our view of changes that are reasonably possible over a one-year period. The selection of the range of values chosen to represent changes in interest rates should not be construed as our prediction of future market events, but rather an illustration of the impact of such events.
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2005 and December 31, 2004 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at December 31, 2005 and December 31, 2004, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at December 31, 2005 and December 31, 2004, with all other variables held constant. Our equity holdings were assumed to be highly and positively correlated with the Index. At December 31, 2005, a 10% and 25% decrease in the Index would result in a $227 million and $567 million decrease compared to a $214 million and $534 million decrease at December 31, 2004, in the market value of our equity investments.
Of these amounts, under the 10% and 25% scenarios, $4 million and $11 million at December 31, 2005 and $5 million and $14 million at December 31, 2004 pertained to decreases in the fair value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the fair value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2005 and December 31, 2004, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.
Market Risk Scenario 1

			Increase (Decrease)

	Market	Interest	Currency	Equity
December 31, 2005	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$32,963	$(1,897)	$(89)	$(22)
Fixed maturity securities trading	271	(2)	(1)	(2)
Equity securities available-for-sale	632	–	(6)	(63)
Equity securities trading	49	–	–	(5)
Short term investments available-for-sale	3,870	(4)	(37)	–
Short term investments trading	368	–	–	–
Limited partnerships	1,509	1	–	(29)
Other invested assets	30	–	–	–
Interest rate swaps	–	66	–	–
Equity index futures for trading securities	–	2	–	(102)
Other derivative securities	3	3	10	–

Total general account	39,695	(1,831)	(123)	(223)

Separate accounts:
Fixed maturity securities	466	(23)	–	–
Equity securities	44	–	–	(4)
Short term investments	36	–	–	–

Total separate accounts	546	(23)	–	(4)

Total securities	$40,241	$(1,854)	$(123)	$(227)

Debt (carrying value)	$1,690	$(92)	$–	$–

Market Risk Scenario 1

			Increase (Decrease)

	Market	Interest	Currency	Equity
December 31, 2004	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$30,937	$(1,824)	$(88)	$(26)
Fixed maturity securities trading	390	(4)	(1)	(3)
Equity securities available-for-sale	410	–	(9)	(41)
Equity securities trading	46	–	–	(5)
Short term investments available-for-sale	5,404	(7)	(10)	–
Short term investments trading	459	–	–	–
Limited partnerships	1,549	6	–	(18)
Other invested assets	42	–	–	–
Interest rate swaps	(8)	8	–	–
Equity index futures for trading securities	–	2	–	(116)
Other derivative securities	2	7	(21)	–

Total general account	39,231	(1,812)	(129)	(209)

Separate accounts:
Fixed maturity securities	486	(24)	–	–
Equity securities	55	–	–	(5)
Short term investments	20	–	–	–

Total separate accounts	561	(24)	–	(5)

Total securities	$39,792	$(1,836)	$(129)	$(214)

Debt (carrying value)	$2,257	$(97)	$–	$–

The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2005 and December 31, 2004, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.
Market Risk Scenario 2

			Increase (Decrease)

	Market	Interest	Currency	Equity
December 31, 2005	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$32,963	$(2,827)	$(178)	$(54)
Fixed maturity securities trading	271	(4)	(1)	(4)
Equity securities available-for-sale	632	–	(11)	(158)
Equity securities trading	49	–	–	(12)
Short term investments available-for-sale	3,870	(6)	(74)	–
Short term investments trading	368	–	–	–
Limited partnerships	1,509	1	–	(72)
Other invested assets	30	–	–	–
Interest rate swaps	–	95	–	–
Equity index futures for trading	–	3	(1)	(255)
Other derivative securities	3	5	20	(1)

Total general account	39,695	(2,733)	(245)	(556)

Separate accounts:
Fixed maturity securities	466	(34)	–	–
Equity securities	44	–	–	(11)
Short term investments	36	–	–	–

Total separate accounts	546	(34)	–	(11)

Total securities	$40,241	$(2,767)	$(245)	$(567)

Debt (carrying value)	$1,690	$(135)	$–	$–

Market Risk Scenario 2

		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2004 (In millions)	Value	Rate Risk	Risk	Risk
General account:
Fixed maturity securities available-for-sale	$30,937	$(2,703)	$(177)	$(63)
Fixed maturity securities trading	390	(6)	(1)	(8)
Equity securities available-for-sale	410	–	(18)	(103)
Equity securities trading	46	–	–	(11)
Short term investments available-for-sale	5,404	(11)	(20)	–
Short term investments trading	459	–	–	–
Limited partnerships	1,549	9	–	(46)
Other invested assets	42	–	–	–
Interest rate swaps	(8)	12	–	–
Equity index futures for trading	–	3	–	(289)
Other derivative securities	2	10	(38)	–

Total general account	39,231	(2,686)	(254)	(520)

Separate accounts:
Fixed maturity securities	486	(35)	–	–
Equity securities	55	–	–	(14)
Short term investments	20	–	–	–
Total separate accounts	561	(35)	–	(14)

Total securities	$39,792	$(2,721)	$(254)	$(534)

Debt (carrying value)	$2,257	$(141)	$–	$–

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

	2005	2004	2003
Years ended December 31 (In millions, except per share data)		Restated See Note T	Restated See Note T
Revenues:
Net earned premiums	$7,569	$8,209	$9,216
Net investment income	1,892	1,680	1,656
Realized investment gains (losses), net of participating policyholders’ and minority interests	(10)	(248)	460
Other revenues	411	283	383

Total revenues	9,862	9,924	11,715

Claims, Benefits and Expenses:
Insurance claims and policyholders’ benefits	6,999	6,445	10,277
Amortization of deferred acquisition costs	1,543	1,680	1,965
Other operating expenses	1,034	1,171	1,674
Interest	124	124	130

Total claims, benefits and expenses	9,700	9,420	14,046

Income (loss) before income tax and minority interest	162	504	(2,331)
Income tax (expense) benefit	105	(31)	906
Minority interest	(24)	(27)	6

Income (loss) from continuing operations	243	446	(1,419)

Income (loss) from discontinued operations, net of tax of $(2), $(1) and $(11)	21	(21)	2

Net income (loss)	$264	$425	$(1,417)

Basic and diluted earnings (loss) per share:

Income (loss) from continuing operations	$0.68	$1.49	$(6.52)
Income (loss) from discontinued operations	0.08	(0.09)	0.01

Basic and diluted earnings (loss) per share available to common stockholders	$0.76	$1.40	$(6.51)

Weighted average outstanding common stock and common stock equivalents	256.0	256.0	227.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

	2005	2004
December 31		Restated
(In millions, except share data)		See Note T
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $32,616 and $30,266)	$33,234	$31,327
Equity securities at fair value (cost of $511 and $320)	681	456
Limited partnership investments	1,509	1,549
Other invested assets	33	36
Short-term investments at cost, which approximates fair value	4,238	5,863

Total investments	39,695	39,231

Cash	96	95
Reinsurance receivables (less allowance for uncollectible receivables of $519 and $546)	11,917	15,342
Insurance receivables (less allowance for doubtful accounts of $445 and $502)	1,866	2,202
Accrued investment income	312	297
Receivables for securities sold	565	496
Deferred acquisition costs	1,197	1,268
Prepaid reinsurance premiums	340	1,128
Federal income taxes recoverable (includes $68 and $6 due from Loews Corporation)	62	—
Deferred income taxes	1,105	712
Property and equipment at cost (less accumulated depreciation of $546 and $524)	197	235
Goodwill and other intangible assets	146	162
Other assets	737	760
Separate account business	551	568

Total assets	$58,786	$62,496

The accompanying Notes are an integral part of these Consolidated Financial Statements.

	2005	2004
		Restated
		See Note T
Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$30,938	$31,523
Unearned premiums	3,706	4,522
Future policy benefits	6,297	5,883
Policyholders’ funds	1,495	1,725
Collateral on loaned securities	767	918
Payables for securities purchased	129	288
Participating policyholders’ funds	53	63
Short term debt	252	531
Long term debt	1,438	1,726
Reinsurance balances payable	1,636	2,980
Other liabilities	2,283	2,520
Separate account business	551	568

Total liabilities	49,545	53,247

Commitments and contingencies (Notes F, G, I and K)
Minority interest	291	275

Stockholders’ equity:
Preferred stock (12,500,000 shares authorized)
Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)	750	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 258,177,285 shares issued; and 256,001,968 and 255,953,958 shares outstanding)	645	645
Additional paid-in capital	1,701	1,701
Retained earnings	5,621	5,357
Accumulated other comprehensive income	359	661
Treasury stock (2,175,317 and 2,223,327 shares), at cost	(67)	(69)

	9,009	9,045
Notes receivable for the issuance of common stock	(59)	(71)

Total stockholders’ equity	8,950	8,974

Total liabilities and stockholders’ equity	$58,786	$62,496

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

	2005	2004	2003
Years ended December 31		Restated	Restated
(In millions)		See Note T	See Note T
Cash Flows from Operating Activities:
Net income (loss)	$264	$425	$(1,417)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
(Income) loss from discontinued operations	(21)	21	(2)
Bad debt provision for insurance and reinsurance receivables	50	87	602
Loss (gain) on disposal of property and equipment	(1)	36	22
Minority interest	24	27	(6)
Deferred income tax provision	(220)	37	74
Trading securities	164	(93)	–
Realized investment (gains) losses, net of participating policyholders’ and minority interests	10	248	(460)
Undistributed earnings of equity method investees	(45)	(67)	(61)
Amortization of bond (discount) premium	(153)	9	(79)
Depreciation	54	75	86
Changes in:
Receivables, net	3,711	(632)	(3,478)
Deferred acquisition costs	71	194	(62)
Accrued investment income	(15)	(12)	(49)
Federal income taxes recoverable/payable	(62)	596	(642)
Prepaid reinsurance premiums	788	233	(15)
Reinsurance balances payable	(1,344)	(318)	661
Insurance reserves	(943)	1,075	6,813
Other, net	(116)	43	79

Total adjustments	1,952	1,559	3,483

Net cash flows provided by operating activities-continuing operations	$2,216	$1,984	$2,066

Net cash flows used by operating activities-discontinued operations	$(47)	$(16)	$(28)

Net cash flows provided by operating activities-total	$2,169	$1,968	$2,038

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(62,990)	$(58,379)	$(61,456)
Proceeds from fixed maturity securities:
Sales	55,611	48,427	52,790
Maturities, calls and redemptions	4,579	4,800	6,435
Purchases of equity securities	(482)	(351)	(282)
Proceeds from sales of equity securities	316	522	589
Purchases of mortgage loans and real estate	–	(27)	–
Change in short-term investments	1,627	2,021	(842)
Change in collateral on loaned securities and derivatives	(151)	476	(111)
Change in other investments	86	(30)	133
Purchases of property and equipment	(45)	(41)	(65)
Dispositions	57	647	418
Other, net	56	(167)	3

Net cash flows used by investing activities-continuing operations	$(1,336)	$(2,102)	$(2,388)

Net cash flows provided (used) by investing activities-discontinued operations	$20	$18	$(4)

Net cash flows used by investing activities-total	$(1,316)	$(2,084)	$(2,392)

	2005	2004	2003
		Restated	Restated
		See Note T	See Note T
Cash Flows from Financing Activities:
Issuance of preferred stock	$–	$–	$750
Principal payments on debt	(568)	(618)	(387)
Proceeds from issuance of debt	–	972	–
Return of investment contract account balances	(281)	(479)	(288)
Receipts of investment contract account balances	7	181	250
Other, net	5	5	(3)

Net cash flows provided (used) by financing activities-continuing operations	$(837)	$61	$322

Net cash flows provided by financing activities-discontinued operations	$–	$–	$–

Net cash flows provided (used) by financing activities-total	$(837)	$61	$322

Net change in cash	16	(55)	(32)
Net cash transactions from continuing operations to discontinued operations	(42)	13	13
Net cash transactions from discontinued operations to continuing operations	42	(13)	(13)
Cash, beginning of year	109	164	196

Cash, end of year	$125	$109	$164

Cash-continuing operations	$96	$95	$139
Cash-discontinued operations	29	14	25
Cash-total	125	109	164
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders’ Equity

					Accumulated		Notes
			Additional		Other		Receivable	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Related to	Stockholders’
(In millions)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Common Stock	Equity
Balance, January 1, 2003 (As previously reported)	$750	$565	$1,031	$6,545	$604	$(70)	$(72)	$9,353
Prior period adjustment (See Note T)	–	–	–	(196)	(18)	–	–	(214)

Balance, January 1, 2003 (Restated See Note T)	$750	$565	$1,031	$6,349	$586	$(70)	$(72)	$9,139

Comprehensive income:
Net loss (Restated See Note T)	–	–	–	(1,417)	–	–	–	(1,417)
Other comprehensive income (Restated See Note T)	–	–	–	–	266	–	–	266

Total comprehensive loss (Restated See Note T)								(1,151)
Issuance of Series I preferred stock	750	–	–	–	–	–	–	750
Stock options exercised	–	–	–	–	–	1		1
Increase in notes receivable related to common stock	–	–	–	–	–	–	(4)	(4)

Balance, December 31, 2003 (Restated See Note T)	1,500	565	1,031	4,932	852	(69)	(76)	8,735
Comprehensive income:
Net income (Restated See Note T)	–	–	–	425	–	–	–	425
Other comprehensive loss	–	–	–	–	(191)	–	–	(191)

Total comprehensive income (Restated See Note T)								234
Conversion of Series I preferred stock to common stock	(750)	80	670	–	–	–	–	–
Decrease in notes receivable related to common stock	–	–	–	–	–	–	5	5

Balance, December 31, 2004 (Restated See Note T)	750	645	1,701	5,357	661	(69)	(71)	8,974
Comprehensive income:
Net income	–	–	–	264	–	–	–	264
Other comprehensive loss	–	–	–	–	(302)	–	–	(302)

Total comprehensive loss								(38)
Stock options exercised	–	–	–	–	–	2	–	2
Decrease in notes receivable related to common stock	–	–	–	–	–	–	12	12

Balance, December 31, 2005	$750	$645	$1,701	$5,621	$359	$(67)	$(59)	$8,950

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNAF as of December 31, 2005.
The Company’s individual life insurance business, including its previously wholly owned subsidiary Valley Forge Life Insurance Company (VFL), was sold on April 30, 2004 to Swiss Re Life & Health America Inc. (Swiss Re). The results of the individual life insurance business sold through the date of sale are included in the Consolidated Statement of Operations for the years ended December 31, 2004 and 2003. See Note P for further information.
CNA Group Life Assurance Company (CNAGLA) was sold to Hartford Financial Services Group, Inc. on December 31, 2003. The results of the group benefits business sold are included in the Consolidated Statement of Operations for the year ended December 31, 2003. See Note P for further information.
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany amounts have been eliminated. Certain amounts applicable to prior years have been reclassified to conform to the current year presentation, including an adjustment to other revenue and other expenses. These amounts were previously netted within other revenue. The amounts have been reclassified to conform to the 2005 presentation. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
Business
CNA’s core property and casualty insurance operations are reported in two business segments: Standard Lines and Specialty Lines. CNA’s non-core operations are managed in two segments: Life and Group Non-Core and Corporate and Other Non-Core.
CNA serves a wide variety of customers, including small, medium and large businesses; insurance companies; associations; professionals; and groups and individuals with a broad range of insurance and risk management products and services.
Core insurance products include property and casualty coverages. Non-core insurance products, which primarily have been sold or placed in run-off, include life and accident and health insurance; retirement products and annuities; and property and casualty reinsurance. CNA services include risk management, information services, healthcare claims management, and claims administration. CNA’s products and services are marketed through independent agents, brokers, managing general agents and direct sales.
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
Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution and mass tort (APMT), workers compensation lifetime claims, accident and health claims and certain claims associated with discontinued operations, are not discounted and are based on 1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries and 6) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of reinsurance receivables in the Consolidated Balance Sheets. See Note Q for further information on claim and claim adjustment expense reserves for discontinued operations.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CAC for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.6% to 7.5% at December 31, 2005 and 2004. At December 31, 2005 and 2004, the discounted reserves for unfunded structured settlements were $843 million and $872 million, net of discount of $1,309 million and $1,367 million.
Workers compensation lifetime claim reserves and accident and health claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience, and are discounted at interest rates that range from 3.5% to 6.5% at December 31, 2005 and 2004. At December 31, 2005 and 2004, such discounted reserves totaled $1,238 million and $1,893 million, net of discount of $430 million and $460 million.
Future policy benefits reserves: Reserves for long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 6.0% to 8.6% at December 31, 2005 and 2004, and mortality, morbidity and withdrawal assumptions are based on Company and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. The net reserves for traditional life insurance products (whole and term life products) including interest-sensitive contracts were ceded on a 100% indemnity reinsurance basis to Swiss Re in connection with the sale of the individual life insurance business. See Note P for further information.
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
Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2005 and 2004, the liability balance was $67 million. As of December 31, 2005 and 2004, included in other assets were $10 million and $9 million of related assets for premium tax offsets. The related asset is limited to the amount that is able to be assessed on future premium collections or policy surcharges from business written or committed to be written.
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
Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by the Company are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. The Company primarily records these deposits as either reinsurance receivables or other assets for ceded recoverables and reinsurance balances payable or other liabilities for assumed liabilities. At December 31, 2005 and 2004, the Company had approximately $20 million and $117 million recorded as deposit assets and $57 million and $156 million recorded as deposit liabilities.
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
Investments in life settlement contracts and related revenue recognition: The Company has purchased investments in life settlement contracts. Under a life settlement contract, CNA obtains the rights of being the owner and beneficiary to an underlying life insurance policy. The carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the policy in accordance with Financial Accounting Standards Board (FASB) Technical Bulletin 85-4, Accounting for Purchases of Life Insurance (FTB 85-4). Amounts paid to purchase these contracts that are in excess of the cash surrender value, at the date of purchase, were expensed immediately. Periodic maintenance costs, such as premiums, necessary to keep the underlying policy inforce are expensed as incurred and are included in other operating expenses. Revenue is recognized and included in other revenue in the Consolidated Statements of Operations when the life insurance policy underlying the life settlement contract matures.
Separate Account Business
Separate account assets and liabilities represent contract holder funds related to investment and annuity products, which are segregated into accounts with specific underlying investment objectives. In 2003, separate account balances included funds with balances accruing directly to the contract holders and also funds with performance measures guaranteed by the Company. Net income accruing to the Company related to the separate accounts, consisting of fee revenue and investment results in excess of guaranteed returns, were primarily included within other revenue in the Consolidated Statements of Operations.
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
Other invested assets include certain derivative securities, mortgage loans, real estate and policy loans. Investments in derivative securities are carried at fair value with changes in fair value reported as a component of realized gains or losses or other comprehensive income, depending on their hedge designation. Changes in the fair value of derivative securities which are not designated as hedges, are reported as a component of realized gains or losses. Mortgage loans are carried at unpaid principal balances, including unamortized premium or discount. Real estate is carried at depreciated cost. Policy loans are carried at unpaid balances. Short term investments are generally carried at fair value, which approximates amortized cost. Accumulated depreciation for mortgage loans and real estate was $1 million and $12 million at December 31, 2005 and 2004.
Realized investment gains and losses: All securities sold resulting in investment gains and losses are recorded on the trade date. Realized investment gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.
Equity in unconsolidated affiliates: CNA uses the equity method of accounting for investments in companies in which its ownership interest of the voting shares of an investee company enables CNA to influence the operating or financial decisions of the investee company, but CNA’s interest in the investee does not require consolidation under Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) or FIN 46R. CNA’s proportionate share of equity in net income of these unconsolidated affiliates is reported in other revenues.
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
Cash collateral received on these transactions is invested in short term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities or letters of credit, received by the Company are not reflected as assets of the Company as there exists no right to sell or repledge the collateral. The fair value of collateral held and included in short term investments was $767 million and $918 million at December 31, 2005 and 2004. The fair value of non-cash collateral was $138 million and $3,783 million at December 31, 2005 and 2004.
Derivative Financial Instruments
All investments in derivatives are recorded at fair value. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. Derivatives include, but are not limited to, the following types of financial instruments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards, commitments to purchase forward settlement securities, credit default swaps and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be separated from the host instrument when the embedded derivative is not clearly and closely related to the host instrument. Collateralized debt obligations (CDO) represent a credit enhancement product that is typically structured in the form of a swap. The Company has determined that this product is a derivative under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Changes in the estimated fair value of CDOs, like other derivative financial instruments with no hedge designation, are recorded in realized gains or losses as appropriate. The Company has no CDOs in force as of December 31, 2005 and there was no related realized gain or loss in 2005. The net impact from CDOs was a realized gain of $5 million and a realized loss of $1 million for the years ended December 31, 2004 and 2003. The Company no longer issues this product.
The Company’s derivatives are reported as other invested assets or other liabilities. Embedded derivative instruments subject to bifurcation are reported together with the host contract, at fair value. If certain criteria are met, a derivative may be specifically designated as a hedge of exposures to changes in fair value, cash flows or foreign currency exchange rates. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative, the nature of any hedge designation thereon and whether the derivative was transacted in a designated trading portfolio.

The Company’s accounting for changes in the fair value of general account derivatives is as follows:

Nature of Hedge Designation	Derivative’s Change in Fair Value Reflected In:
No hedge designation	Realized investment gains or losses
Fair value designation	Realized investment gains or losses, along with the change in fair value of the hedged asset or liability that are attributable to the hedged risk
Cash flow designation	Other comprehensive income, with subsequent reclassification to earnings when the hedged transaction, asset or liability impacts earnings
Foreign currency designation	Consistent with fair value or cash flow above, depending on the nature of the hedging relationship
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedging transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative for which hedge accounting has been designated is not (or ceases to be) highly effective, the Company discontinues hedge accounting prospectively.
Separate account investments held in designated trading portfolios are carried at fair value with changes therein reflected in investment income. Hedge accounting on derivatives in these separate accounts is generally not applicable.
The Company uses derivatives in the normal course of business, primarily to attempt to reduce its exposure to market risk (principally interest rate risk, equity stock price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). The Company’s principal objective under such risk strategies is to achieve the desired reduction in economic risk, even if the position will not receive hedge accounting treatment.
The Company’s use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which it is subject, and by its own derivative policy. The derivative policy limits the authorization to initiate derivative transactions to certain personnel. The policy generally prohibits the use of non-hedging derivatives with a maturity greater than 18 months. Derivatives entered into for hedging, regardless of the choice to designate hedge accounting, shall have a maturity that effectively correlates to the underlying hedged asset or liability. The policy prohibits the use of derivatives containing greater than one-to-one leverage with respect to changes in the underlying price, rate or index. The policy also prohibits the use of borrowed funds, including funds obtained through securities lending, to engage in derivative transactions.
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized in the Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (ISDA) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.
The Company has exposure to economic losses due to interest rate risk arising from changes in the level of, or volatility of, interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management, which includes rebalancing its existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards and commitments to purchase securities. These instruments are generally used to lock interest rates or market values, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments, variable rate debt and life insurance liabilities. The Company has used these types of instruments as designated hedges against specific assets or liabilities on an infrequent basis.
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
Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the fair value of financial instruments denominated in a foreign currency. The Company’s foreign transactions are primarily denominated in Canadian dollars, British pounds and euros. The Company typically manages this risk via asset/liability currency matching and through the use of foreign currency forwards. The Company has infrequently designated these types of instruments as hedges against specific assets or liabilities.
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
The Company is required to provide collateral for all exchange-traded futures and options contracts. These margin requirements are determined by the individual exchanges based on the fair value of the open positions and are in the custody of the exchange. Collateral may also be required for over-the-counter contracts such as interest rate swaps, credit default swaps and currency forwards per the ISDA agreements in place. The Company has access to this collateral pledged subject to replacement and therefore it remains recorded as an asset on the Consolidated Balance Sheets. The fair value of collateral provided was $66 million and $70 million at December 31, 2005 and 2004 and consisted primarily of U.S. Treasury Bills.
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
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Furniture and fixtures are depreciated over seven years. Office equipment is depreciated over five years. The estimated lives for data processing equipment and software range from three to five years. Leasehold improvements are depreciated over the corresponding lease terms.

Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets of $146 million and $162 million as of December 31, 2005 and 2004 primarily represents the excess of purchase price over the fair value of the net assets of acquired entities and businesses. The balance at December 31, 2005 and 2004 primarily related to Specialty Lines. During 2005, the Company sold a subsidiary within Specialty Lines which reduced the balance by $17 million. See Note P for further information on this transaction. In addition, Standard Lines acquired renewal rights for a block of insurance business, increasing the balance by $1 million. Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests.
Earnings (Loss) per Share Data
Earnings (loss) per share available to common stockholders is based on weighted-average outstanding shares. Basic and diluted earnings (loss) per share are computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding for the period of common stock or common stock equivalents assuming conversion. The weighted average number of shares outstanding for computing basic and diluted earnings per share was 256.0 million for the years ended December 31, 2005 and 2004 and 227.0 million for the year ended December 31, 2003. Included in the weighted-average outstanding shares in 2004 and 2003 is the effect of 32.3 million shares of CNAF common stock issued on April 20, 2004 in conjunction with the conversion of the $750 million Series I convertible preferred stock issued in 2003. The effect of the preferred shares has been included in the weighted average shares since issuance.
The Series H Cumulative Preferred Stock Issue (Series H Issue) is held by Loews and accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of December 31, 2005, the Company had $197 million of undeclared but accumulated dividends. The Series H Issue dividend amounts for the years ended December 31, 2005, 2004 and 2003 have been subtracted from Net Income (Loss) to determine net income (loss) available to common stockholders.
Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2005, 2004 and 2003, approximately one million shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the exercise price of these options was greater than the average market price of CNA common stock.

The computation of earnings (loss) per share is as follows:
Earnings (Loss) per Share

Years ended December 31 (In millions, except per share amounts)	2005	2004	2003
Income (loss) from continuing operations	$243	$446	$(1,419)
Less: undeclared preferred stock dividend	(70)	(65)	(60)

Income (loss) from continuing operations available to common stockholders	$173	$381	$(1,479)

Weighted average outstanding common stock and common stock equivalents	256.0	256.0	227.0
Effect of dilutive securities, employee stock options	–	–	–

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	256.0	256.0	227.0

Basic and diluted earnings (loss) per share from continuing operations available to common stockholders	$0.68	$1.49	$(6.52)

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
Pro Forma Effect of SFAS 123 on Results

Years ended December 31 (In millions, except per share amounts)	2005	2004	2003
Income (loss) from continuing operations	$243	$446	$(1,419)
Less: undeclared preferred stock dividend	(70)	(65)	(60)

Income (loss) from continuing operations available to common stockholders	173	381	(1,479)

Income (loss) from discontinued operations, net of tax	21	(21)	2

Net income (loss) available to common stockholders	194	360	(1,477)
Less: Total stock-based compensation cost determined under the fair value method, net of tax	(2)	(2)	(2)

Pro forma net income (loss) available to common stockholders	$192	$358	$(1,479)

Basic and diluted earnings (loss) per share, as reported	$0.76	$1.40	$(6.51)

Basic and diluted earnings (loss) per share, pro forma	$0.75	$1.39	$(6.52)

In December of 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123R), that amends Statement of Financial Accounting Standard No. 123 (SFAS 123), as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). After the effective date of this standard, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply this standard using either the modified prospective method or the modified retrospective method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants, modifies, repurchases or cancels after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either (a) all prior years for which SFAS 123 was effective (i.e. for all fiscal years beginning after December 15, 1994) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS 123R does not coincide with the beginning of the fiscal year. SFAS 123R was effective for the Company January 1, 2006. The Company applied the modified prospective transition method. The above pro forma disclosure of the effect of SFAS 123 on results reflects the approximate impact of adoption on the Company, which is not expected to have a material impact on the results of operations and/or equity of the Company.
Supplementary Cash Flow Information
Cash payments made for interest amounted to approximately $139 million, $123 million and $134 million for the years ended December 31, 2005, 2004 and 2003. The amount of interest paid included in the supplemental disclosure of cash flow information for the year ended December 31, 2004 was corrected from $216 million to $123 million. Cash payments made for federal income taxes amounted to approximately $164 million for the year ended December 31, 2005. Cash refunds received for federal income taxes amounted to approximately $627 million and $369 million for the years ended December 31, 2004 and 2003. The non-cash transactions related to notes receivable for the issuance of common stock amounted to approximately $8 million and $4 million for the years ended December 31, 2005 and 2003. There were no non-cash transactions related to notes receivable for the issuance of common stock for the year ended December 31, 2004.
Accounting Pronouncements
In December of 2004, the FASB issued SFAS 153, Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29. SFAS 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. Adoption of this standard did not have a significant impact on the results of operations or equity of the Company.

Note B. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31 (In millions)	2005	2004	2003
Fixed maturity securities	$1,608	$1,571	$1,651
Short term investments	147	56	63
Limited partnerships	254	212	221
Equity securities	25	14	19
Income from trading portfolio (a)	47	110	—
Interest on funds withheld and other deposits	(166)	(261)	(335)
Other	20	18	85

Gross investment income	1,935	1,720	1,704
Investment expenses	(43)	(40)	(48)

Net investment income	$1,892	$1,680	$1,656

(a)	The change in net unrealized gains (losses) on trading securities included in net investment income was $(7) million and $2 million for the years ended December 31, 2005 and 2004.

Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) in investments were as follows:
Net Investment Appreciation

Years ended December 31 (In millions)	2005	2004	2003
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$361	$704	$1,244
Gross realized losses	(451)	(457)	(807)

Net realized gains (losses) on fixed maturity securities	(90)	247	437

Equity securities:
Gross realized gains	73	225	143
Gross realized losses	(35)	(23)	(29)

Net realized gains on equity securities	38	202	114

Other, including disposition of businesses, net of participating policyholders’ interest	39	(688)	(87)

Net realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(13)	(239)	464
Allocation to participating policyholders’ and minority interests	3	(9)	(4)

Net realized investment gains (losses)	(10)	(248)	460

Net change in unrealized appreciation (depreciation) in general account investments:
Fixed maturity securities	(443)	(53)	372
Equity securities	34	(98)	87
Other	(1)	–	2

Total net change in unrealized appreciation (depreciation) in general account investments	(410)	(151)	461
Net change in unrealized appreciation (depreciation) on other	(12)	(70)	6
Allocation to participating policyholders’ and minority interests	18	19	(7)
Deferred income tax (expense) benefit	158	55	(159)

Net change in unrealized appreciation (depreciation) in investments	(246)	(147)	301

Net realized gains (losses) and change in unrealized appreciation (depreciation) in investments	$(256)	$(395)	$761

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
The Impairment Committee’s decision to impair a security is primarily based on whether the security’s fair value is likely to remain below its book value in light of all of the factors considered. For securities that are impaired, the security is adjusted to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Statements of Operations.
Realized investment losses included $107 million, $93 million and $321 million of pretax impairment losses for the years ended December 31, 2005, 2004 and 2003. The 2005 impairment losses were recorded across various sectors. The 2005 and 2004 impairment losses recorded related to a $34 million and $56 million pretax impairment loss related to loans made under a credit facility to a national contractor, that are classified as fixed maturity securities. See Note S for additional information on loans to the national contractor. The 2003 impairment was primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets and the effects on such markets due to the overall slowing of the economy.
Other realized investment gains (losses) for the years ended December 31, 2005, 2004 and 2003 include gains and losses related to sales of certain operations or affiliates that are described in Note P.

The following tables provide a summary of fixed maturity and equity securities investments.
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2005 (In millions)	Cost	Gains	12 Months	12 Months	Value
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,355	$119	$4	$1	$1,469
Asset-backed securities	12,986	43	137	33	12,859
States, municipalities and political subdivisions – tax-exempt	9,054	193	31	7	9,209
Corporate securities	5,906	322	52	11	6,165
Other debt securities	2,830	234	18	2	3,044
Redeemable preferred stock	213	4	–	1	216
Options embedded in convertible debt securities	1	–	–	–	1

Total fixed maturity securities available-for-sale	32,345	915	242	55	32,963

Total fixed maturity securities trading	271	–	–	–	271

Equity securities available-for-sale:
Common stock	140	150	1	–	289
Preferred stock	322	22	1	–	343

Total equity securities available-for-sale	462	172	2	–	632

Total equity securities trading	49	–	–	–	49

Total	$33,127	$1,087	$244	$55	$33,915

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2004 (In millions)	Cost	Gains	12 Months	12 Months	Value
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$4,233	$126	$13	$–	$4,346
Asset-backed securities	7,706	105	19	4	7,788
States, municipalities and political subdivisions – tax-exempt	8,699	189	28	3	8,857
Corporate securities	6,093	477	52	5	6,513
Other debt securities	2,769	295	11	–	3,053
Redeemable preferred stock	142	6	–	2	146
Options embedded in convertible debt securities	234	–	–	–	234

Total fixed maturity securities available-for-sale	29,876	1,198	123	14	30,937

Total fixed maturity securities trading	390	–	–	–	390

Equity securities available-for-sale:
Common stock	148	112	–	–	260
Preferred stock	126	24	–	–	150

Total equity securities available-for-sale	274	136	–	–	410

Total equity securities trading	46	–	–	–	46

Total	$30,586	$1,334	$123	$14	$31,783

At December 31, 2005, the carrying value of the general account fixed maturities was $33,234 million, representing 84% of the total investment portfolio. The net unrealized position associated with the fixed maturity portfolio included $297 million in gross unrealized losses consisting of municipal securities which represented 13%, corporate bonds which represented 21%, asset-backed securities which represented 57%, and all other fixed maturity securities which represented 9%. Within corporate bonds, the largest industry sectors were financial, communications and consumer cyclical, which as a percentage of total gross unrealized losses were 32%, 19% and 18%. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.
The following tables summarize fixed maturity and equity securities in an unrealized loss position at December 31, 2005 and 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.
Unrealized Loss Aging

	December 31, 2005		December 31, 2004
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In millions)	Fair Value	Loss	Fair Value	Loss
Fixed maturity securities:
Investment grade:
0-6 months	$9,976	$142	$7,742	$53
7-12 months	2,739	61	2,448	59
13-24 months	1,400	45	368	12
Greater than 24 months	219	7	2	–

Total investment grade	14,334	255	10,560	124

Non-investment grade:
0-6 months	632	29	188	7
7-12 months	118	10	69	4
13-24 months	122	3	20	2
Greater than 24 months	2	–	–	–

Total non-investment grade	874	42	277	13

Total fixed maturity securities	15,208	297	10,837	137

Equity securities:
0-6 months	49	2	4	–
7-12 months	1	–	1	–
13-24 months	–	–	1	–
Greater than 24 months	3	–	3	–

Total equity securities	53	2	9	–

Total fixed maturity and equity securities	$15,261	$299	$10,846	$137

The following tables summarize available-for-sale fixed maturity securities by contract maturity at December 31, 2005 and 2004. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.
Contractual Maturity

	December 31, 2005		December 31, 2004
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value
Due in one year or less	$804	$806	$1,048	$1,054
Due after one year through five years	2,166	2,202	4,433	4,480
Due after five years through ten years	3,417	3,523	9,238	9,577
Due after ten years	12,972	13,573	7,451	8,038
Asset-backed securities	12,986	12,859	7,706	7,788

Total	$32,345	$32,963	$29,876	$30,937

The carrying value of fixed maturity investments that did not produce income during 2005 was less than $1 million. The carrying value of fixed maturity investments that did not produce income during 2004 was $3 million. At December 31, 2005 and 2004, no investments, other than investments in U.S. government agency securities, exceeded 10% of stockholders’ equity.
As of December 31, 2005 and 2004, the Company had committed approximately $191 million and $104 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2005 and December 31, 2004, the Company had commitments to purchase $82 million and $41 million and sell $12 million and $2 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of December 31, 2005 and December 31, 2004, the Company had obligations on unfunded bank loan participations in the amount of $21 million and $3 million.
Investments on Deposit
The Company may from time to time invest in securities that may be restricted in whole or in part. As of December 31, 2005 and 2004, the Company did not hold any significant positions in investments whose sale was restricted.
Cash and securities with carrying values of approximately $2.4 billion and $2.6 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2005 and 2004.
The Company’s investments in limited partnerships contain withdrawal provisions that typically require advanced written notice of up to 90 days for withdrawals. The carrying value of these investments, reported as a separate line item in the Consolidated Balance Sheets, is $1,509 million and $1,549 million as of December 31, 2005 and 2004.
Cash and securities with carrying values of approximately $13 million and $18 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2005 and 2004. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance obligations with various third parties. The carrying values of these deposits were approximately $356 million and $333 million as of December 31, 2005 and 2004.

Note C. Derivative Financial Instruments
A summary of the aggregate contractual or notional amounts, estimated fair values and recognized gains (losses) related to derivative financial instruments follows.
Derivative Instruments

	Contractual/	Estimated	Estimated	Recognized
	Notional	Fair Value	Fair Value	Gains
As of and for the year ended December 31, 2005	Amount	Asset	(Liability)	(Losses)
(In millions)
General account
With hedge designation
Swaps	$265	$–	$(1)	$(1)
Without hedge designation
Swaps	756	–	(8)	46
Futures sold, not yet purchased	–	–	–	2
Currency forwards	15	–	–	2
Equity warrants	6	2	–	–
Options embedded in convertible debt securities	12	1	–	(33)

Trading activities
Futures purchased	1,058	–	(4)	18
Futures sold, not yet purchased	166	–	–	2
Currency forwards	59	–	(1)	(1)
Commitments to purchase mortgage backed securities	21	–	–	–
Options purchased	20	–	–	(2)
Options written	21	–	–	2

Total general account	$2,399	$3	$(14)	$35

Separate accounts
Options written	$7	$–	$–	$–

Total	$7	$–	$–	$–

	Contractual/	Estimated	Estimated	Recognized
	Notional	Fair Value	Fair Value	Gains
As of and for the year ended December 31, 2004 (In millions)	Amount	Asset	(Liability)	(Losses)
General account
Without hedge designation
Swaps	$489	$–	$(8)	$23
Futures sold, not yet purchased	12	–	–	(113)
Currency forwards	95	–	–	10
Commitments to purchase mortgage backed securities	–	–	–	(12)
Equity warrants	11	1	–	–
Options purchased	2	–	–	–
Options written	–	–	–	3
Collateralized debt obligation liabilities	–	–	–	5
Options embedded in convertible debt securities	701	234	–	24

Trading activities
Futures purchased	1,230	–	(1)	96
Futures sold, not yet purchased	112	–	–	–
Currency forwards	53	1	–	–
Commitments to purchase mortgage backed securities	25	–	–	–
Options purchased	101	1	–	(1)
Options written	102	–	–	1

Total general account	$2,933	$237	$(9)	$36

Separate accounts
Options written	$9	$–	$–	$1

Total	$9	$–	$–	$1

Fair Value Hedges
The Company’s hedging activities that are designated as a fair value hedge for accounting purposes primarily involve hedging interest rate and foreign currency risks on various assets and liabilities. The Company periodically enters into interest rate swaps to modify the interest rate exposures of designated invested assets. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the changes in the fair value of the hedged asset that are attributable to the hedged risk, are recorded as realized gains or losses in the Consolidated Statements of Operations. For the year ended December 31, 2005, the Company recognized a net gain of $0.3 million, which represents the ineffective portion of all fair-value hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There was no gain or loss on the ineffective portion of fair value hedges for the years ended December 31, 2004 and 2003, because the Company did not designate any derivatives as fair value hedges in those years.
Cash Flow Hedges
The Company entered into one transaction that was designated as a cash flow hedge for accounting purposes, hedging interest rate risk on the forecasted payment of interest resulting from the issuance of fixed rate debt obligations during 2004. Ineffectiveness resulting from this hedge was recorded in realized gains or losses and was insignificant for the year ended December 31, 2004. For cash flow hedges of this type, gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included as part of the interest cost over the forecasted life of the debt. The cash flow hedge resulted in a loss of $4 million which is recorded in accumulated other comprehensive income at December 31, 2004. The Company reclassified $0.3 million of the deferred net loss recorded in accumulated other comprehensive income into earnings during 2005. The Company expects that $0.3 million of the deferred net loss recorded in accumulated other comprehensive income will be reclassified into earnings during 2006.

The Company did not enter into any transaction that was designated as a cash flow hedge during 2005 or 2003.
Derivative activity without hedge designations
The Company’s derivative activities that are not designated as a hedge for accounting purposes primarily involve hedging interest rate, foreign currency and credit rate risks on various assets as part of its overall portfolio management strategy. This activity may include entering into interest rate swaps, credit default swaps, currency forwards and commitments to buy or sell “to be announced” mortgage backed securities (TBAs). It may also include buying or selling interest rate futures and options and purchasing warrants. These products are entered into as part of a macro hedging strategy and while they may be linked to specific assets or a pool of assets, the Company does not seek hedge accounting treatment on them.
Trading Activities
The Company’s derivative trading activities are associated with one of its consolidated separate accounts in which all investments are held for trading purposes. The derivatives segregated in this separate account are carried at market value with the gains and losses included within net investment income. The Company is exposed to equity price risk in this separate account associated with its indexed group annuity contracts. The Company purchases Standard and Poor’s 500® (S&P500®) index futures contracts in a notional amount equal to the contract holders liability. Other derivatives held in the separate account may include currency forwards, interest rate futures, options written and purchased and forward purchase commitments, among others.
Separate Accounts
The results of the Company’s Separate Account derivative trading activity is included within Other Revenues in the Consolidated Statements of Operations. The Company is primarily exposed to equity price risk in this separate account and utilizes written options to mitigate this risk.
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

The fair value for mortgage loans was estimated using discounted cash flows utilizing interest rates currently offered for similar loans to borrowers of comparable credit quality. Loans with similar characteristics were aggregated for purposes of these calculations.
The carrying value for policy loans approximates fair value because of the short term nature.
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
Financial Assets and Liabilities

	2005		2004
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
December 31 (In millions)	Amount	Value	Amount	Value
Financial assets
Investments:
Fixed maturity securities	$33,234	$33,234	$31,327	$31,327
Equity securities	681	681	456	456
Mortgage loans	–	–	–	1
Policy loans	–	–	1	1
Limited partnership investments	1,509	1,509	1,549	1,549
Other invested assets	3	3	(4)	(4)
Separate account business:
Fixed maturity securities	466	466	486	486
Equity securities	44	44	55	55
Notes receivable for the issuance of common stock	59	59	71	76
Financial liabilities
Premium deposits and annuity contracts	$1,363	$1,359	$1,563	$1,565
Long term debt	1,438	1,507	1,726	1,820
Short-term debt	252	252	531	531
Financial guarantee contracts	7	7	45	45
Separate account business:
Variable separate accounts	53	53	64	64
Other	491	491	499	499
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
For the year ended December 31, 2005, CNA paid Loews $146 million while CNA received $631 million from Loews for the year ended December 31, 2004, related to federal income taxes. CNA’s consolidated federal income taxes recoverable at December 31, 2005 includes a $68 million recoverable from Loews and a $6 million payable related to affiliates less than 80% owned which settled their income taxes directly with the Internal Revenue Service (IRS). At December 31, 2004, the comparable federal income taxes recoverable from Loews was $6 million and the income taxes payable for affiliates less than 80% owned was $6 million.
The Loews consolidated federal income tax returns have been settled with the IRS through 2001 as the tax returns for 1998 through 2001, including related carryback claims and prior claims for refund, were approved by the Joint Committee on Taxation in the second quarter of 2005. As a result, the Company recorded a federal income tax benefit of $36 million and net refund interest of $79 million, net of tax, in the second quarter of 2005. The tax benefit related primarily to the release of federal income tax reserves.
In 2005, the Company paid Loews $37 million related to the net tax deficiency for the 1998 through 2001 tax returns and received from Loews $121 million related to net refund interest. The net refund interest is included in Other Revenues on the Consolidated Statements of Operations and is reflected in the Corporate and Other Non-Core segment.

The federal income tax returns for 2002 through 2004 are currently under examination by the IRS. The Company believes the outcome of this examination will not have a material effect on the financial condition or results of operations of the Company.
A reconciliation between CNA’s federal income tax (expense) benefit at statutory rates and the recorded income tax (expense) benefit, after giving effect to minority interest, but before giving effect to discontinued operations, is as follows:
Tax Reconciliation

Years ended December 31 (In millions)	2005	2004	2003
Income tax (expense) benefit at statutory rates	$(57)	$(176)	$816
Tax benefit from tax exempt income	116	111	101
Other (expense) benefit, including IRS settlements	46	34	(11)

Effective income tax (expense) benefit	$105	$(31)	$906

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free. At December 31, 2005, the Company has not provided deferred taxes of $88 million, if sold through a taxable sale, on $250 million of undistributed earnings related to a domestic affiliate. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings of foreign subsidiaries is not practicable.
The current and deferred components of CNA’s income tax (expense) benefit, excluding taxes on discontinued operations, are as follows:
Current and Deferred Taxes

Years ended December 31 (In millions)	2005	2004	2003
Current tax (expense) benefit	$(115)	$6	$980
Deferred tax (expense) benefit	220	(37)	(74)

Total income tax (expense) benefit	$105	$(31)	$906

The deferred tax effects of the significant components of CNA’s deferred tax assets and liabilities are set forth in the table below:
Components of Net Deferred Tax Asset

December 31	2005	2004
(In millions)
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$807	$718
Unearned premium reserves	232	233
Life reserves	187	192
Other insurance reserves	24	28
Receivables	292	309
Employee benefits	214	218
Life settlement contracts	102	100
Investment valuation differences	130	149
Net operating loss carried forward	38	41
Other assets	194	218

Gross deferred tax assets	2,220	2,206
Valuation allowance	(30)	(33)

Deferred tax assets after valuation allowance	2,190	2,173

Deferred Tax Liabilities:
Deferred acquisition costs	(651)	(691)
Net unrealized gains	(274)	(429)
Foreign and other affiliate(s)	(15)	(207)
Other liabilities	(145)	(134)

Gross deferred tax liabilities	(1,085)	(1,461)

Net deferred tax asset	$1,105	$712

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through future earnings, including but not limited to future income from continuing operations, reversal of existing temporary differences, and available tax planning strategies. A valuation allowance of $30 million, associated with a $38 million gross deferred tax asset on $129 million of net foreign losses (with no expiration date) incurred by certain of the Company’s foreign subsidiaries, for a net deferred tax asset of $8 million remains outstanding at December 31, 2005 due to the uncertainty in the ability of the foreign subsidiaries to generate sufficient future income.
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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company. Catastrophe losses, net of reinsurance, were $493 million, $278 million and $143 million for the years ended December 31, 2005, 2004 and 2003. The catastrophe losses in 2005 related primarily to Hurricanes Katrina, Dennis, Ophelia, Rita and Wilma. The 2005 loss estimate was developed after consideration of reported claims, the insured values of properties in the affected areas, modeled losses, industry loss estimates and the Company’s reinsurance coverage. Because of the nature of the five hurricanes, the estimate involves significant judgment due in part to the legal and regulatory uncertainties, the complexity of factors contributing to the losses and the preliminary nature of the information available. Accordingly, there can be no assurance that CNA’s ultimate cost for these catastrophes will not exceed this estimate. The catastrophe losses in 2004 related primarily to Hurricanes Charley, Frances, Ivan and Jeanne. The catastrophe losses in 2003 related primarily to Hurricane Claudette, Hurricane Isabel, Texas tornadoes and Midwest rain storms.
Commercial catastrophe losses, gross of reinsurance, were $976 million, $308 million and $156 million for the years ended December 31, 2005, 2004 and 2003. See the Reinsurance section of the MD&A included in Item 7 for further discussion of the Company’s catastrophe reinsurance program.
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
Reconciliation of Claim and Claim Adjustment Expense Reserves

As of and for the years ended December 31	2005	2004	2003
(In millions)
Reserves, beginning of year:
Gross	$31,523	$31,732	$27,441
Ceded	13,879	14,066	10,634

Net reserves, beginning of year	17,644	17,666	16,807

Reduction of net reserves (a)	—	—	(1,309)
Reduction of net reserves (b)	—	(42)	—

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,516	6,062	6,745
Increase in provision for insured events of prior years	1,100	240	2,398
Amortization of discount	115	135	115

Total net incurred (c)	6,731	6,437	9,258

Net payments attributable to:
Current year events (d)	1,341	1,936	2,192
Prior year events	2,711	4,522	4,937
Reinsurance recoverable against net reserve transferred under retroactive reinsurance agreements	(10)	(41)	(39)

Total net payments	4,042	6,417	7,090

Net reserves, end of year	20,333	17,644	17,666
Ceded reserves, end of year	10,605	13,879	14,066

Gross reserves, end of year	$30,938	$31,523	$31,732

(a)	In 2003, the net reserves were reduced by $1,309 million as a result of the sale of CNAGLA. See Note P for further discussion of this sale.

(b)	In 2004, the net reserves were reduced by $42 million as a result of the sale of the individual life insurance business. See Note P for further discussion of this sale.

(c)	Total net incurred above does not agree to insurance claims and policyholders’ benefit as reflected in the Consolidated Statements of Operations due to expenses incurred related to uncollectible reinsurance receivables and benefit expenses related to future policy benefits and policyholders’ funds which are not reflected in the table above.

(d)	In 2005, net payments were decreased by $1,581 million due to the impact of three significant commutations. See Note H for further discussion related to commutations.
The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows:
Reserve Development

Years ended December 31	2005	2004	2003
(In millions)
Environmental pollution and mass tort	$53	$1	$153
Asbestos	10	54	642
Other	1,037	185	1,603

Total	$1,100	$240	$2,398

The following tables summarize the gross and net carried reserves as of December 31, 2005 and 2004.
December 31, 2005
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

			Life and	Corporate
	Standard	Specialty	Group	and Other
	Lines	Lines	Non-Core	Non-Core	Total
(In millions)
Gross Case Reserves	$7,033	$1,907	$2,542	$3,297	$14,779
Gross IBNR Reserves	8,051	3,298	735	4,075	16,159

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$15,084	$5,205	$3,277	$7,372	$30,938

Net Case Reserves	$5,165	$1,442	$1,456	$1,554	$9,617
Net IBNR Reserves	6,081	2,352	381	1,902	10,716

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,246	$3,794	$1,837	$3,456	$20,333

December 31, 2004
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

			Life and	Corporate
	Standard	Specialty	Group	and Other
	Lines	Lines	Non-Core	Non-Core	Total
(In millions)
Gross Case Reserves	$6,904	$1,659	$2,800	$3,806	$15,169
Gross IBNR Reserves	7,398	3,201	880	4,875	16,354

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,302	$4,860	$3,680	$8,681	$31,523

Net Case Reserves	$4,761	$1,191	$1,394	$1,588	$8,934
Net IBNR Reserves	4,547	2,042	430	1,691	8,710

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,308	$3,233	$1,824	$3,279	$17,644

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
In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states; enactment of national federal legislation to address asbestos claims; a further increase in asbestos and environmental pollution claims which cannot now be anticipated; liability against our policyholders in environmental matters; broadened scope of clean-up resulting in increased liability to our policyholders; increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payments that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos, pollution and mass tort claims.
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
The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.
Asbestos and Environmental Pollution and Mass Tort Reserves

	December 31, 2005		December 31, 2004

		Environmental		Environmental
		Pollution and		Pollution and
(In millions)	Asbestos	Mass Tort	Asbestos	Mass Tort

Gross reserves	$2,992	$680	$3,218	$755
Ceded reserves	(1,438)	(257)	(1,532)	(258)

Net reserves	$1,554	$423	$1,686	$497

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
As of December 31, 2005 and 2004, CNA carried approximately $1,554 million and $1,686 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $10 million, $54 million and $642 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2005, 2004 and 2003. The 2004 unfavorable net prior year development was primarily related to a loss from the commutation of reinsurance treaties with The Trenwick Group (Trenwick). The Company paid asbestos-related claims, net of reinsurance recoveries, of $142 million, $135 million and $121 million for the years ended December 31, 2005, 2004 and 2003.
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
Certain asbestos claim litigation in which CNA is currently engaged is described below:
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
On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow – Liptak Corporation. Under the agreement, CNA is required to pay $74 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow – Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003 and in April 2006 the court is scheduled to consider confirmation of a bankruptcy plan containing an injunction to protect CNA from any future claims.
CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (Keasbey) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling was affirmed on March 31, 2005 by Appellate Division, First Department. The trial in the Keasbey coverage action commenced on July 13, 2005; closing arguments concluded on October 28, 2005. It is unclear when the Company will have a decision from the trial court. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether the Company’s responsibilities extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; and (h) the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. (Burns & Roe). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-

specific policies from 1964-1970. The parties in the litigation are seeking a declaration of the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. The litigation has been stayed since May 14, 2003 pending resolution of the bankruptcy proceedings. On December 5, 2005, Burns & Roe filed its Third Amended Plan of Reorganization (Plan). A confirmation hearing in the bankruptcy proceeding, previously scheduled for April 2006, has been suspended pending hearings related to the new Plan. With respect to the Burns & Roe litigation and the pending bankruptcy proceeding, numerous unresolved factual and legal issues will impact the ultimate exposure to the Company. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CIC issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 78,024 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by the Company. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by the Company contain aggregate limits of liability; (b) whether the Company’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of the Company’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; and (h) the extent that any liability of Bendix would be shared with other responsible parties. Other issues to be resolved in the litigation include whether Bendix is responsible for reimbursement of funds advanced by the Company for defense and indemnity in the past. The extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Suits have also been initiated directly against two CNA companies and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 83 Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs. (E.g. Varner v. Ford Motor Co., (Ohio Ct. Common Pl., filed June 12, 2003); Peplowski v. ACE American Ins. Co., (N.D. Ohio, filed April 1, 2004) and Cross v. Garlock, Inc. (Ohio Ct. Common Pl., filed September 1, 2004)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no basis for spoliation, conspiracy and concert of action claims. That ruling was affirmed on appeal. Bugg v. Am. Std., Inc., No. 84829 (Ohio Ct. App. May 26, 2005). The Cuyahoga County court has continued to dismiss substantially similar types of complaints and plaintiffs have either failed to appeal the dismissals or have voluntarily dismissed their appeals. Nonetheless, plaintiffs continue to file additional similar suits. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Similar lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (E.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and the Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. Recently, a different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. After that court denied a related challenge to jurisdiction, the insurers transferred those cases to a state multi-district litigation court in Harris County charged with handling asbestos cases, and the cases remain in that court. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 28, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against five specifically named asbestos defendants. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflected two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005 and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint greatly expands the scope of the action against the insurers, including CCC. Under the Amended Complaint, the defendant insurers, including CCC, have now been sued for alleged violations of the UTPA in connection with handling and resolving asbestos personal injury and wrongful death claims in West Virginia courts against all their insureds if those claims were resolved before June 30, 2001. CCC, along with other insurer defendants removed the Adams case to Federal court, Adams v. Ins. Co. of North America (INA) et al. (S.D. W. Va. No. 2:05-CV-0527). A motion by plaintiffs to remand the case to state courts is pending. Numerous factual and legal issues remain to be resolved that are critical to the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency and factual validity of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to the Company’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; (g) the appropriateness of the case for class action treatment; and (h) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. With respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
Environmental Pollution and Mass Tort
As of December 31, 2005 and 2004, CNA carried approximately $423 million and $497 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $53 million, $1 million and $153 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the years ended December 31, 2005, 2004 and 2003. The Company recorded $20 million and $15 million of current accident year losses related to mass tort for the years ended December 31, 2005 and 2004. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $147 million, $96 million and $93 million for the years ended December 31, 2005, 2004 and 2003.
The Company noted adverse development in various pollution accounts in its most recent ground up review. In the course of its review, the Company did not observe a negative trend or deterioration in the underlying pollution claims environment. Rather, individual account estimates changed due to changes in liability and/or coverage circumstances particular to those accounts. As a result, the Company increased pollution reserves by $50 million in 2005.
Net Prior Year Development
Unfavorable net prior year development of $807 million, including $945 million of unfavorable claim and allocated claim adjustment expense reserve development and $138 million of favorable premium development, was recorded in 2005. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below excludes the impact of the provision for uncollectible reinsurance, but includes the impact of commutations. See Note H of the Consolidated Financial Statements for further discussion of the provision for uncollectible reinsurance.
The Company records favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties was fully utilized in 2003, the ceded premiums and losses for an individual segment may change in subsequent years because of the re-estimation of the subject losses or commutations of the underlying contracts. In 2005, the Company commuted a corporate aggregate reinsurance treaty. See Note H of the Consolidated Financial Statements for further discussion of the corporate aggregate reinsurance treaties.
The following tables summarize pretax net prior year development by segment for the property and casualty segments and the Corporate and Other Non-Core segment for the years ended December 31, 2005, 2004 and 2003. For the Life and Group Non-Core segment $5 million and $7 million of favorable development was recorded in 2005 and 2004, and $62 million of unfavorable development was recorded in 2003.
The following table summarizes pretax net prior year development for the Standard Lines, Specialty Lines and Corporate and Other Non-Core segments for the years ended December 31, 2005, 2004 and 2003.
2005 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Core (Non-APMT)	$376	$42	$171	$589
APMT	–	–	63	63

Total	376	42	234	652
Ceded losses related to corporate aggregate reinsurance treaties	183	5	57	245

Pretax unfavorable net prior year development before impact of premium development	559	47	291	897

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(101)	(12)	11	(102)
Ceded premiums related to corporate aggregate reinsurance treaties	(6)	19	4	17

Total premium development	(107)	7	15	(85)

Total 2005 unfavorable net prior year development (pretax)	$452	$54	$306	$812

2004 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:

Core (Non-APMT)	$107	$75	$20	$202
APMT	–	–	55	55

Total	107	75	75	257
Ceded losses related to corporate aggregate reinsurance treaties	8	(17)	9	–

Pretax unfavorable net prior year development before impact of premium development	115	58	84	257

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(96)	(33)	12	(117)
Ceded premiums related to corporate aggregate reinsurance treaties	(1)	5	(3)	1

Total premium development	(97)	(28)	9	(116)

Total 2004 unfavorable net prior year development (pretax)	$18	$30	$93	$141

2003 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:

Core (Non-APMT)	$1,423	$313	$346	$2,082
APMT	–	–	795	795

Total	1,423	313	1,141	2,877
Ceded losses related to corporate aggregate reinsurance treaties	(485)	(56)	(102)	(643)

Pretax unfavorable net prior year development before impact of premium development	938	257	1,039	2,234

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	209	6	(32)	183
Ceded premiums related to corporate aggregate reinsurance treaties	269	31	58	358

Pretax unfavorable premium development	478	37	26	541

Total 2003 unfavorable net prior year development (pretax)	$1,416	$294	$1,065	$2,775

2005 Net Prior Year Development
Standard Lines
During the fourth quarter of 2005, the Company executed commutation agreements with certain reinsurers, including the commutation of a corporate aggregate reinsurance agreement. These agreements resulted in approximately $285 million of unfavorable claim and allocated claim adjustment expense reserve development. This unfavorable claim and allocated claim adjustment expense reserve development was partially offset by a release of a previously established allowance for uncollectible reinsurance.
Also, in the fourth quarter of 2005, reserve reviews of certain products were conducted and changes in reserve estimates were recorded. Approximately $102 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to excess workers compensation, particularly in accident years 2003 and prior. In addition, approximately $4 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased severity on known claims on package policies provided to small businesses in accident years 2002 and 2003. Approximately $10 million of favorable claim and allocated claim adjustment expense reserve development was due to lower severities in the excess and surplus lines runoff business in accident years 2001 and prior. Approximately $23 million of favorable claim and allocated claim adjustment expense reserve development was related to favorable loss trends on accidents years 2002 and subsequent in the Company’s international business, specifically Europe and Canada, primarily in property, cargo and marine coverages. Approximately $4 million of favorable net prior year claim and allocated claim adjustment expense development was due to less than expected losses in involuntary business.
Approximately $140 million of favorable net prior year claim and allocated claim adjustment expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004.
Approximately $126 million of unfavorable net prior year claim and allocated claim adjustment expense development resulted from increased severity trends for workers compensation, primarily in accident year 2002 and prior. Approximately $15 million of unfavorable premium development was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense development which resulted from additional ceded reinsurance premium on agreements where the ceded premium is impacted by the level of ceded losses.
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
Approximately $53 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. The remainder of the favorable net prior year claim and allocated claim adjustment expense development was primarily a result of improved experience on several coverages on middle market business, mainly in accident year 2004.
Favorable net prior year premium development was recorded primarily as a result of additional premium resulting from audits on recent policies, primarily workers compensation.
Additionally, there was $19 million of unfavorable net prior year claim and allocated claim adjustment expense development and $6 million of favorable premium development related to the corporate aggregate reinsurance treaties, excluding the impact of a corporate aggregate reinsurance commutation as discussed above.
Specialty Lines
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
Approximately $45 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to large directors and officers (D&O) claims assumed from a London syndicate, primarily in accident years 2001 and prior. Approximately $43 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded due to large claims under excess coverages provided to health care facilities.
Approximately $32 million of favorable claim and allocated claim adjustment expense reserve development related to surety business was due to a favorable outcome on several specific large claims and lower than expected emergence of additional large claims related to accident years 1999 through 2003.
Approximately $30 million of unfavorable claim and allocated claim adjustment expense reserve development was related to a commutation agreement executed in the fourth quarter of 2005 of a corporate aggregate reinsurance agreement. This unfavorable claim and allocated claim adjustment expense reserve development was partially offset by a release of a previously established allowance for uncollectible reinsurance.
Approximately $24 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses.
Approximately $14 million of favorable net prior year claim and allocated claim adjustment expense development was recorded due to lower severity in the dental program.
The remainder of the favorable net prior year claim and allocated claim adjustment expense development was primarily attributed to favorable experience in the warranty line of business, partially offset by unfavorable net prior year claim and allocated claim adjustment expense development attributed to other large D&O claims.
Additionally, there was approximately $25 million of favorable net prior year claim and allocated claim adjustment expense development and $19 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in 2005, excluding the impact of a corporate aggregate reinsurance commutation as discussed above.
Corporate and Other Non-Core
Approximately $157 million of unfavorable claim and allocated claim adjustment expense reserve development was attributable to the Company’s assumed reinsurance operations, driven by a significant increase in large claim activity during 2005 across multiple accident years. This development was concentrated in the proportional liability, excess of loss liability, and professional liability businesses, which impact underlying coverages that include general liability, umbrella, E&O and D&O. The Company’s assumed reinsurance operations were put in run-off in 2003.
During the fourth quarter of 2005, the Company executed significant commutation agreements with certain reinsurers, including the commutation of a corporate aggregate reinsurance agreement. These agreements resulted in approximately $62 million of unfavorable claim and allocated claim adjustment expense reserve development.
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
Approximately $6 million of unfavorable claim and allocated claim adjustment expense development was related to the corporate aggregate reinsurance treaties, excluding the impact of a corporate aggregate reinsurance commutation as discussed above. The unfavorable premium development was driven by $10 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $4 million of additional premium ceded to the corporate aggregate reinsurance treaties.
The Company noted adverse development in various pollution accounts in its most recent ground up review. In the course of its review, the Company did not observe a negative trend or deterioration in the underlying pollution claims environment. Rather, individual account estimates changed due to changes in liability and/or coverage circumstances particular to those accounts. As a result, the Company increased pollution reserves by $50 million in 2005.
The overall unfavorable claim and allocated claim adjustment expense reserve development was partially decreased by favorable claim and allocated claim adjustment expense reserve development in various other programs in runoff, including Financial Guarantee, Guarantee and Credit, and Mortgage Guarantee. These programs have recently exhibited favorable trends due to offsetting recoveries and commutations, leading to reductions in the estimated liabilities.
2004 Net Prior Year Development
Standard Lines
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
Approximately $60 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded in involuntary pools in which the Company’s participation is mandatory and primarily based on premium writings. Approximately $15 million of this unfavorable net prior year claim and allocated claim adjustment expense development was related to the Company’s share of the National Workers Compensation Reinsurance Pool (NWCRP). During 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement is a higher allocation to the remaining pool members, including the Company. The remainder of this unfavorable net prior year claim and allocated claim adjustment expense development was primarily due to increased severity trends for workers compensation exposures in older years.
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
Standard Lines
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
Approximately $84 million of losses was recorded during 2003 as the result of a commutation of ceded reinsurance treaties with Gerling covering CNA Health Pro, relating to accident years 1999 through 2002.
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
Corporate and Other Non-Core
The development recorded in Corporate and Other Non-Core was primarily driven by $795 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development related to APMT.
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
The CNA Re unfavorable net prior year development for 2003 was also due to a general change in the pattern of how losses emerged over time as reported by the companies that purchased reinsurance from CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and had a similar effect on several lines of business. Approximately $67 million unfavorable net prior year development recorded in 2003 was related to proportional liability exposures, primarily from multi-line and umbrella contracts in accident years 1997 through 2001. Approximately $32 million of unfavorable net prior year development recorded in 2003 was related to assumed financial reinsurance for accident years 2001 and prior and approximately $24 million of unfavorable net prior year development was related to professional liability exposures in accident years 2001 and prior.
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
Offsetting this unfavorable net prior year development was approximately $55 million of favorable net prior year development related to the WTC event as well as a $45 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in 2003. The benefit from cessions to the corporate aggregate reinsurance treaties was comprised of $102 million of ceded losses and $58 million of ceded premiums for accident years 2000 and 2001.
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
Note G. Legal Proceedings and Related Contingent Liabilities
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
A portion of the premiums assumed under the IGI Program related to United States workers compensation “carve-out” business. Some of these premiums were received from John Hancock Mutual Life Insurance Company (John Hancock) under four excess of loss reinsurance treaties (the Treaties) issued by CNA Re Ltd. While John Hancock has indicated that it is not able to accurately quantify its potential exposure to its cedents on business which is retroceded to CNA, John Hancock has reported in excess of $200 million of paid and unpaid losses under these Treaties. John Hancock is disputing portions of its assumed obligations resulting in these reported losses, and has advised CNA that it is, or has been, involved in multiple arbitrations with its own cedents, in which proceedings John Hancock is seeking to avoid and/or reduce risks that would otherwise arguably be ceded to CNA through the Treaties. John Hancock has further informed CNA that it has settled several of these disputes, but has not provided CNA with details of the settlements. To the extent that John Hancock is successful in reducing its liabilities in these disputes, that development may have an impact on the recoveries it is seeking under the Treaties from CNA.
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
In addition, CNA has instituted arbitration proceedings against John Hancock in which CNA is seeking rescission of the Treaties as well as access to and the right to inspect the books and records relating to the Treaties. Discovery is ongoing in that arbitration proceeding and a hearing is currently scheduled for April 2007. Based on information known at this time, CNA believes it has strong grounds to successfully challenge its alleged exposure derived from John Hancock through the ongoing arbitration proceedings. CNA has also undertaken legal action seeking to avoid portions of the remaining exposure arising out of the IGI Program.
CNA has established reserves for its estimated exposure under the IGI Program, other than that derived from John Hancock, and an estimate for recoverables from retrocessionaires. CNA has not established any reserve for any exposure derived from John Hancock because, as indicated, CNA believes the contract will be rescinded. Although the results of the Company’s various loss mitigation strategies with respect to the entire IGI Program to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty due to the complexities described above, and the Company’s inability to guarantee any outcome in the arbitration proceedings. As a result of these uncertainties, the results of operations in future periods may be adversely affected by potentially significant reserve additions. However, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. Management does not believe that any such reserve additions would be material to the equity of the Company, although results of operations may be adversely affected. The Company’s position in relation to the IGI Program was unaffected by the sale of CNA Re Ltd. in 2002.
California Wage and Hour Litigation
Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. Plaintiffs seek “overtime compensation,” “penalty wages,” and “other statutory penalties” without specifying any particular amounts. The Company has denied the material allegations of the amended complaint and, based on facts and circumstances presently known, in the opinion of management, the resolution of the litigation will not materially adversely affect the equity of the Company, although results of operations may be adversely affected.
New Jersey Wage and Hour Litigation
W. Curtis Himmelman, individually and on behalf of all others similarly situated v. Continental Casualty Company, Civil Action: 06-166, District Court of New Jersey (Trenton Division) is a purported class action and representative action brought on behalf of present and former CNA environmental claims analysts and workers’ compensation claims analysts asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage. The Complaint was filed on January 12, 2006. The claims are brought under both federal and New Jersey state wage and hour laws on the basis that the relevant jobs are not exempt from overtime pay because the duties performed are not exempt duties. Under federal law and New Jersey state law, Plaintiff seeks to represent others similarly situated who opt in to the action and who also allege they are owed overtime pay for hours worked over eight hours per day and/or forty hours per workweek for the period January 5, 2003 to the entry of judgment. Plaintiff seeks “overtime compensation,” “compensatory, punitive and statutory damages, interest, costs and disbursements and attorneys’ fees” without specifying any particular amounts (as well as an injunction). Under New Jersey law, Plaintiff seeks to represent an “opt out” class of employees and former employees holding the analysts jobs described above (a class alleged to be at least 300 individuals). The Company denies the material allegations of the Complaint and intends to vigorously contest the claims on numerous substantive and procedural grounds.
Voluntary Market Premium Litigation
CNA, along with dozens of other insurance companies, is currently a defendant in nine cases, including eight purported class actions, brought by large policyholders. The complaints differ in some respects, but generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment. The Company has denied the material allegations made in these cases and, based on facts and circumstances presently known, in the opinion of management the resolution of the cases will not materially affect the equity of the Company, although results of operations may be adversely affected.
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
Note H. Reinsurance
CNA cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet their obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property, workers compensation and professional liability. Corporate catastrophe reinsurance is also purchased for property and workers compensation exposure. Most reinsurance contracts are purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines. In addition CNA assumes reinsurance as member of various reinsurance pools and associations.
The following table summarizes the amounts receivable from reinsurers at December 31, 2005 and 2004.
Components of reinsurance receivables

	December 31, 2005	December 31, 2004
(In millions)
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$10,605	$13,879
Ceded future policy benefits	1,193	1,260
Ceded policyholders’ funds	56	65
Billed reinsurance receivables	582	684

Reinsurance receivables	12,436	15,888
Allowance for uncollectible reinsurance	(519)	(546)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$11,917	$15,342

Ceded claim and claim adjustment expense related reinsurance receivables were reduced by approximately $2,000 million in 2005 due to the impact of three significant commutations. See further discussion related to commutations below.
The Company has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $519 million and $546 million at December 31, 2005 and 2004. The net decrease in the allowance was primarily due to a release of a previously established allowance due to the execution of several commutation agreements, as discussed further below. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” in the Consolidated Statements of Operations.
Prior to the April 2004 sale of its individual life and annuity business to Swiss Re, CNA had reinsured a portion of this business through coinsurance, yearly renewable term and facultative programs to various reinsurers. As a result of the sale of the individual life and annuity business, 100% of the net reserves were reinsured to Swiss Re. Subject to certain exceptions, Swiss Re assumed the credit risk of the business that was previously reinsured to other carriers. As of December 31, 2005 and December 31, 2004, CNA ceded $968 million and $1,012 million of future policy benefits to Swiss Re.
On December 31, 2003, the Company completed the sale of the majority of its Group Benefits business through the sale of CNAGLA to Hartford Financial Services Group, Inc. (Hartford). In connection with the sale of the group benefits business, CNA ceded insurance reserves to Hartford. As of December 31, 2005 and 2004, these ceded reserves were $1,347 million and $1,726 million.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $4,277 million and $6,231 million at December 31, 2005 and 2004. Additionally, on a more limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated.
In 2005, CNA entered into several significant commutation agreements, including the Aggregate Cover as discussed further below. These commutations resulted in an unfavorable impact of $399 million and CNA received $446 million of cash in connection with these significant commutations.
In 2004, the Company executed commutation agreements with several members of The Trenwick Group. These commutations resulted in an unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of previously established allowance of uncollectible reinsurance. These commutations resulted in a favorable impact of $28 million and CNA received $69 million of cash in connection with these significant commutations.
In 2003, the Company commuted all remaining ceded and assumed reinsurance contracts with four Gerling entities. The commutations resulted in an unfavorable impact of $109 million, which was net of a previously established allowance for doubtful accounts of $47 million, and CNA received $324 million of cash in connection with these significant commutations. The Company has no further exposure to the Gerling companies that are in run-off.
CNA’s largest recoverables from a single reinsurer at December 31, 2005, including prepaid reinsurance premiums, were approximately $2,215 million from subsidiaries of Swiss Reinsurance Group, $1,364 million from subsidiaries of Hartford Life Group Insurance Company, $971 million from subsidiaries of Munich American Holding, $871 million from The Allstate Corporation (Allstate), and $516 million from syndicates of Lloyd’s of London.
Insurance claims and policyholders’ benefits reported in the Consolidated Statements of Operations are net of reinsurance recoveries of $1,459 million, $5,792 million and $6,265 million for 2005, 2004 and 2003.

The effects of reinsurance on earned premiums and written premiums for the years ended December 31, 2005, 2004 and 2003 are shown in the following tables.
Components of Earned Premiums

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)
2005 Earned Premiums
Property and casualty	$10,354	$186	$3,675	$6,865	2.7%
Accident and health	1,040	60	400	700	8.6
Life	140	–	136	4	–

Total earned premiums	$11,534	$246	$4,211	$7,569	3.3%

2004 Earned Premiums
Property and casualty	$10,739	$199	$3,634	$7,304	2.7%
Accident and health	1,228	63	507	784	8.0
Life	419	–	298	121	–

Total earned premiums	$12,386	$262	$4,439	$8,209	3.2%

2003 Earned Premiums
Property and casualty	$10,661	$726	$4,450	$6,937	10.5%
Accident and health	1,602	92	59	1,635	5.6
Life	1,102	7	465	644	1.0

Total earned premiums	$13,365	$825	$4,974	$9,216	9.0%

Included in the direct and ceded earned premiums for the years ended December 31, 2005, 2004 and 2003 are $3,306 million, $3,293 million and $2,652 million related to business that is 100% reinsured as a result of business dispositions and a significant captive program.

Components of Written Premiums

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)
2005 Written Premiums
Property and casualty	$9,546	$203	$2,934	$6,815	3.0%
Accident and health	1,037	58	395	700	8.3
Life	136	–	132	4	–

Total written premiums	$10,719	$261	$3,461	$7,519	3.5%

2004 Written Premiums
Property and casualty	$10,289	$48	$3,375	$6,962	0.7%
Accident and health	1,241	62	508	795	7.8
Life	427	–	305	122	–

Total written premiums	$11,957	$110	$4,188	$7,879	1.4%

2003 Written Premiums
Property and casualty	$10,880	$649	$4,448	$7,081	9.2%
Accident and health	1,601	92	59	1,634	5.6
Life	1,098	6	465	639	1.0

Total written premiums	$13,579	$747	$4,972	$9,354	8.0%

The impact of reinsurance on life insurance inforce at December 31, 2005, 2004 and 2003 is shown in the following table.
Components of Life Insurance Inforce

	Direct	Assumed	Ceded	Net
(In millions)
2005	$20,548	$1	$20,528	$21
2004(a)	56,610	35	54,486	2,159
2003	388,380	588	295,659	93,309
(a)	The decline in gross inforce is attributable to the sales of the group benefits and the individual life businesses.
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
Funds Withheld Reinsurance Arrangements
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
Interest cost on funds withheld and other deposits is credited during all periods in which a funds withheld liability exists. Pretax interest cost, which is included in net investment income, was $166 million, $261 million and $335 million in 2005, 2004 and 2003. The amount subject to interest crediting rates on such contracts was $1,050 million and $2,564 million at December 31, 2005 and 2004. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. Additionally, on the corporate aggregate reinsurance treaties discussed below, if the Company exceeds certain aggregate loss ratio thresholds, the rate on which interest charges are accrued would increase and be retroactively applied to the inception of the contract or to a specified date. Any such retroactive interest is accrued in the period the additional premiums arise or the loss ratio thresholds are met. The amount of retroactive interest was $4 million, $45 million and $147 million in 2005, 2004 and 2003.
The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur significant interest costs on these contracts for several years.

The following table summarizes the pretax impact of these contracts, including the corporate aggregate reinsurance treaties discussed in further detail below. In 2003, the Company discontinued purchases of such contracts. As discussed above, effective October 1, 2005, the Aggregate Cover was commuted.

Years ended December 31	Aggregate Cover	CCC Cover	All Other	Total
(In millions)
2005
Ceded earned premium	$(17)	$–	$48	$31
Ceded claim and claim adjustment expense	(244)	–	(154)	(398)
Ceding commissions	–	–	(27)	(27)
Interest charges	(57)	(66)	(34)	(157)

Pretax expense	$(318)	$(66)	$(167)	$(551)

2004
Ceded earned premium	$(1)	$–	$(19)	$(20)
Ceded claim and claim adjustment expense	–	–	15	15
Ceding commissions	–	–	2	2
Interest charges	(82)	(91)	(72)	(245)

Pretax expense	$(83)	$(91)	$(74)	$(248)

2003
Ceded earned premium	$(258)	$(100)	$(172)	$(530)
Ceded claim and claim adjustment expense	500	143	222	865
Ceding commissions	–	–	18	18
Interest charges	(147)	(59)	(127)	(333)

Pretax benefit (expense)	$95	$(16)	$(59)	$20

Included in “All Other” above for the year ended December 31, 2005 is approximately $24 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact from the arbitration ruling of $10 million pretax expense for the year ended December 31, 2005.
The pretax impact by operating segment of the Company’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties, was as follows:

Period ended December 31	2005	2004	2003
(In millions)
Standard Lines	$(399)	$(185)	$10
Specialty Lines	(41)	(1)	6
Corporate and Other	(111)	(62)	4

Pretax benefit (expense)	$(551)	$(248)	$20

Corporate Aggregate Reinsurance Treaties
The Company had an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covered substantially all of the Company’s property and casualty lines of business (the Aggregate Cover). The aggregate limits under both sections of the Aggregate Cover have been fully utilized and in 2005 the Aggregate Cover was commuted, as discussed in more detail previously in this note. The Aggregate Cover provided for two sections of coverage. These coverages attached at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which was available for all accident years covered by the treaty, had a $500 million limit per accident year of ceded losses and an aggregate limit of $1 billion of ceded losses for the three accident years. The ceded premiums associated with the first section were a percentage of ceded losses and for each $500 million of limit the ceded premium was $230 million. The second section of the Aggregate Cover, which only related to accident year 2001, provided additional coverage of up to $510 million of ceded losses for a maximum ceded premium of $310 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. The aggregate loss ratio for the three-year period exceeded certain thresholds which required additional premiums to be paid and an increase in the rate at which interest charges were accrued.
In 2001, as a result of reserve additions including those related to accident year 1999, the remaining $500 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510 million were ceded under the second section as a result of losses related to the World Trade Center event. During 2003, as a result of the unfavorable net prior year development recorded related to accident years 2000 and 2001, the $500 million limit related to the 2000 and 2001 accident years under the first section was fully utilized and losses of $500 million were ceded under the first section of the Aggregate Cover.
In 2001, the Company entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The CCC Cover was fully utilized in 2003. The loss protection provided by the CCC Cover has an aggregate limit of approximately $761 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761 million of limit is $456 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld are accrued at 8% per annum. The interest rate increases to 10% per annum if the aggregate loss ratio exceeds certain thresholds. The aggregate loss ratio exceeded that threshold in 2004 which required retroactive interest charges on funds withheld.
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

Note I. Debt
Debt is composed of the following obligations.
Debt

December 31	2005	2004
(In millions)
Variable rate debt:
Credit facility – CNA Surety, due June 30, 2008	$20	$–
Debenture – CNA Surety, face amount of $31, due April 29, 2034	31	30
Credit facility – CNA Surety, due September 30, 2005	–	25
Term loan – CNA Surety, due through September 30, 2005	–	10

Senior notes:
6.500%, face amount of $493, due April 15, 2005	–	493
6.750%, face amount of $250, due November 15, 2006	250	249
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
8.375%, face amount of $70, due August 15, 2012	69	69
5.850%, face amount of $549, due December 15, 2014	546	546
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Other debt, 1.000%-11.500%, due through 2019	36	47

Surplus notes:
Encompass Insurance Company of America (EICA) surplus note, face amount of $50, due March 31, 2006	–	50

Total debt	$1,690	$2,257

Short term debt	$252	$531
Long term debt	1,438	1,726

Total debt	$1,690	$2,257

In July of 2005, CNA Surety, a 63% owned and consolidated subsidiary of CNA, refinanced the $30 million of outstanding borrowings under its $50 million credit agreement with a new credit facility (the “2005 Credit Facility”). The 2005 Credit Facility provides a $50 million revolving credit facility that matures on June 30, 2008. In November of 2005, CNA Surety repaid $10 million of outstanding borrowings. The terms of the borrowings under the 2005 Credit Facility may be fixed, at CNA Surety’s option, for a period of one, two, three, or six months. The interest rate was based on, among other rates, LIBOR plus the applicable margin. The margin, including a facility fee and utilization fee, can vary based on CNA Surety’s leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin was 1.25% at December 31, 2005. As of December 31, 2005, the weighted average interest rate on the 2005 Credit Facility was 5.69% on the $20 million of outstanding borrowings.
The 2005 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least “A-” by A.M. Best Co. for each of CNA Surety’s insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375 million and c) minimum fixed charge coverage ratio of 2.5 times. CNA Surety was in compliance with all covenants as of December 31, 2005.
In May of 2004, CNA Surety issued privately through a wholly-owned trust $30 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a thirty-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (Issuer Trust). The sole asset of the Issuer Trust consists of a $31 million junior subordinated debenture issued by CNA Surety to the Issuer Trust. The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of December 31, 2005, the interest rate on the junior subordinated debenture was 7.71%.

The Company retired its $493 million 6.5% senior notes on April 15, 2005.
During 2004, Encompass Insurance Company of America (EICA), a wholly-owned subsidiary of CNAF, sold a $50 million surplus note to Allstate Insurance Company. EICA was sold in 2005. See Note P for additional information regarding the sale.
The combined aggregate maturities for debt at December 31, 2005 are presented in the following table.
Maturity of Debt

(In millions)
2006	$253
2007	11
2008	373
2009	3
2010	4
Thereafter	1,055
Less original issue discount	(9)

Total	$1,690

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
CNA’s funding policy is to make contributions in accordance with applicable governmental regulatory requirements. The assets of the pension plans are invested primarily in U.S. government and mortgage-backed securities with the balance in short-term investments, equity securities and limited partnerships.
CNA provides certain healthcare and life insurance benefits to eligible retired employees, their covered dependents and their beneficiaries. The funding for these plans is generally to pay covered expenses as they are incurred.
In September of 2004, the Company announced significant changes to the CNA Retiree Health and Group Benefits plan affecting current and future retirees. Benefit changes were effective January 1, 2005 and included: elimination of dental plan subsidy, elimination of Medicare Part B premium reimbursement, reduction of retiree life insurance to a maximum of $10,000 per retiree and elimination of various medical plan options. The effects of these changes were reflected in the 2004 actuarial valuation beginning October 1, 2004, resulting in a reduction to the accumulated postretirement benefit obligation of $137 million at December 31, 2004 and a reduction in the net periodic benefit cost of $5 million for the year ended December 31, 2004.

The following table provides a reconciliation of benefit obligations.
Benefit Obligations and Accrued Benefit Costs

	Pension Benefits		Postretirement Benefits

	2005	2004	2005	2004
(In millions)
Benefit obligation at January 1	$2,527	$2,403	$180	$345

Changes in benefit obligation:
Service cost	27	31	3	4
Interest cost	145	145	10	17
Participants’ contributions	–	–	8	9
Plan amendments	1	–	–	(138)
Actuarial loss (gain)	87	104	21	(26)
Curtailment/settlement	–	2	–	–

Benefits paid	(146)	(164)	(12)	(31)
Foreign currency translation	(5)	6	–	–

Benefit obligations at December 31	2,636	2,527	210	180

Fair value of plan assets at January 1	2,029	1,988	–	–
Change in plan assets:
Actual return on plan assets	161	164	–	–
Company contributions	67	37	4	22
Participants’ contributions	–	–	8	9
Curtailment/settlement	–	(1)	–	–
Benefits paid	(146)	(164)	(12)	(31)
Foreign currency translation	(4)	5	–	–

Fair value of plan assets at December 31	2,107	2,029	–	–

Funded status	(529)	(498)	(210)	(180)
Unrecognized net actuarial loss	528	468	94	77
Unrecognized net transition (asset) obligation	(1)	–	–	–
Unrecognized prior service cost (benefit)	9	9	(174)	(202)

Prepaid (accrued) benefit cost	$7	$(21)	$(290)	$(305)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$20	$21	$–	$–
Accrued benefit liability	(372)	(352)	(290)	(305)
Intangible assets	9	11	–	–
Accumulated other comprehensive income	350	299	–	–

Net amount recognized	$7	$(21)	$(290)	$(305)

The accumulated benefit obligation for all defined benefit pension plans was $2,468 million and $2,373 million at December 31, 2005 and 2004. Included in these amounts were benefit obligations related to an overfunded plan that was less than $1 million at December 31, 2005 and 2004. The fair value of plan assets related to the overfunded plan was $10 million at December 31, 2005 and 2004.

The components of net periodic benefit costs are presented in the following table.

Years ended December 31 (In millions)	2005	2004	2003
Pension benefits
Service cost	$27	$31	$33
Interest cost on projected benefit obligation	145	145	146
Expected return on plan assets	(156)	(152)	(146)
Prior service cost amortization	2	2	3
Actuarial loss	21	13	8
Settlement loss	—	5	8

Net periodic pension cost	$39	$44	$52

Postretirement benefits
Service cost	$3	$4	$6
Interest cost on projected benefit obligation	10	17	22
Prior service cost amortization	(28)	(20)	(16)
Actuarial loss	4	3	4

Net periodic postretirement (benefit) cost	$(11)	$4	$16

Pension benefits
Increase in minimum liability included in other comprehensive income	$51	$101	$176
Weighted-average actuarial assumptions used at December 31, 2005, 2004 and 2003 to determine benefit obligations are set forth in the following table.
Weighted-Average Actuarial Assumptions for Benefit Obligations

December 31	2005	2004	2003
Pension benefits
Discount rate	5.625%	5.875%	6.25%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increases	5.83	5.83	5.83
Postretirement benefits
Discount rate	5.5%	5.875%	6.25%
Weighted-average actuarial assumptions used to determine net cost for the years ended December 31, 2005, 2004 and 2003 are set forth in the following table.
Weighted-Average Actuarial Assumptions for Net Cost

December 31	2005	2004	2003
Pension benefits
Discount rate	5.875%	6.22%	6.75%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increases	5.83	5.83	5.83
Postretirement benefits
Discount rate	5.875%	6.19%	6.75%

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
The Company has limited its share of the health care trend rate to a cost-of-living adjustment not to exceed 4% per year. The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 4% per year in 2005, 2004 and 2003. The healthcare cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase in the assumed healthcare cost trend rate of 1% in each year would have no impact on the accumulated postretirement benefit obligation or the aggregate net periodic postretirement benefit cost for 2005 as the cost-of-living adjustment is estimated to be 4% which is the maximum contractual benefit. A decrease in the assumed healthcare cost trend rate of 1% in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2005 by $12 million and the aggregate net periodic postretirement benefit cost for 2005 by $1 million.
The Company’s pension plans weighted-average asset allocation at December 31, 2005 and 2004, by asset category, is as follows:
Pension Plan Assets

	Percentage of Plan Assets
	December 31,
	2005	2004
Asset Category
Fixed maturity securities	24%	47%
Equity securities	25	17
Limited Partnerships	15	15
Short term investments	33	21
Other	3	–

Total	100%	100%

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

The table below presents the estimated future minimum benefit payments to participants at December 31, 2005.
Estimated Future Benefit Payments to Participants

	Pension	Postretirement
(In millions)	Benefits	Benefits
2006	$138	$15
2007	140	15
2008	142	16
2009	146	16
2010	149	17
Thereafter	811	88

Total	$1,526	$167

In 2006, CNA expects to contribute $7 million to its pension plans and $14 million to its postretirement healthcare and life insurance benefit plans.
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
As noted above, during 2000, CCC employees were required to make a choice regarding their continued participation in CNAF’s defined benefit pension plan. Employees who elected to forego earning additional benefits in the defined benefit pension plan and all employees hired by CCC on or after January 1, 2000 receive a Company contribution of 3% or 5% of their eligible compensation, depending on their age.
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
Benefit expense for the Company’s savings plans was $24 million, $49 million and $57 million in 2005, 2004 and 2003.
Stock Options
The Board of Directors approved the CNA Long Term Incentive Plan (the LTI Plan) during 1999 and subsequently merged it with the CNA Financial Corporation Incentive Compensation Plan in February 2000. The LTI Plan authorizes the grant of options to certain management personnel for up to 2.0 million shares of the Company’s common stock. All options granted have ten-year terms and vest ratably over the four-year period following the date of grant. The number of shares available for the granting of options under the LTI Plan as of December 31, 2005, was approximately 2 million.

The following table presents activity under the LTI Plan during 2005, 2004 and 2003.
Option Plan Activity

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Option		Option		Option
	Number	Price per	Number	Price per	Number	Price per
	Of Shares	Share	Of Shares	Share	Of Shares	Share
Balance at January 1	1,474,000	$29.17	1,434,800	$29.97	1,146,850	$31.80
Options granted	328,800	27.27	350,400	26.30	384,000	24.61
Options exercised	(42,050)	28.60	(2,900)	26.28	–	–
Options forfeited	(132,150)	30.38	(308,300)	29.63	(96,050)	30.51

Balance at December 31	1,628,600	$28.71	1,474,000	$29.17	1,434,800	$29.97

Options exercisable at December 31	963,650	$30.17	827,450	$31.16	551,575	$32.73

Weighted-average fair value per share of options granted		$7.48		$7.74		$5.43

The weighted-average remaining contractual life of options outstanding as of December 31, 2005, was seven years, and the range of exercise prices on those options was $21.77 to $37.45.
The fair value of granted options was estimated at the grant date using the Black-Scholes option-pricing model. The weighted-average fair value of options granted during each of the three years ended December 31, 2005, 2004 and 2003 was $2 million, $3 million and $2 million. The following weighted-average assumptions were used for the years ended December 31, 2005, 2004 and 2003: risk free interest rate of 3.7%, 3.7%, and 2.7%; expected dividend yield of 0%; and expected option life of five years. The weighted-average assumption for the expected stock price volatility was 22.3%, 24.8% and 25.0% for the years ended December 31, 2005, 2004 and 2003.
CNA Surety has reserved shares of its common stock for issuance to directors, officers and employees of CNA Surety through incentive stock options, non-qualified stock options and stock appreciation rights under separate plans (CNA Surety Plans). The CNA Surety Plans have an aggregate number of 0.5 million shares available for which options may be granted. At December 31, 2005, approximately 1.6 million options were outstanding under these plans.
Note K. Operating Leases, Other Commitments and Contingencies, and Guarantees
Operating Leases
CNA occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates through 2010. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expense for the years ended December 31, 2005, 2004 and 2003 was $71 million, $70 million and $66 million. Lease and sublease revenues for the years ended December 31, 2005, 2004 and 2003 were $5 million, $7 million and $6 million. CCC and CAC remain contingently liable under two ground leases covering a portion of an office building property sold in 2003. Although the two leases expire in 2058, CCC and CAC have certain collateral, as well as certain contractual rights and remedies, in place to minimize any exposure that may arise from the new owner’s failure to comply with its obligations under the ground leases.

The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with future minimum sublease receipts to be received on owned and leased properties at December 31, 2005.
Future Minimum Lease Payments and Sublease Receipts

	Future	Future
	Minimum	Minimum
	Lease	Sublease
(In millions)	Payments	Receipts
2006	$53	$3
2007	44	2
2008	38	1
2009	30	1
2010	26	1
Thereafter	70	4

Total	$261	$12

CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees is approximately $6 million at December 31, 2005.
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2005 that the Company could be required to pay under this guarantee are approximately $236 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.
Other Commitments and Contingencies
In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2005 and 2004, there were approximately $30 million and $35 million of outstanding letters of credit.
The Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $22 million at December 31, 2005. Estimated future minimum payments under these contracts are as follows: $15 million in 2006 and $7 million in 2007.
The Company currently has an agreement in place for services to be rendered in relation to employee benefits, administration and consulting. If the Company terminates this agreement without cause, or the agreement is terminated due to the Company’s default, prior to the end of any renewal term, the Company shall pay the greater of fifteen percent of the average monthly fees related to such services for the remainder of the term, or the specified minimum termination fee for the year. The minimum termination fee for the year ended December 31, 2006 is $8 million.

CNAF’s $750 million Series H Issue Preferred stock accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of December 31, 2005, the Company had $197 million of undeclared but accumulated dividends. Loews owns 100% of the Series H Issue preferred stock.
Guarantees
CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $6 million at December 31, 2005.
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2005, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $938 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2005, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2005, the Company has recorded approximately $65 million of liabilities related to these indemnification agreements.
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

Note L. Stockholders’ Equity and Statutory Financial Information
Capital stock (in whole numbers) is composed of the following:
Summary of Capital Stock

December 31	2005	2004
Preferred stock, without par value, non-voting
Authorized	12,500,000	12,500,000
Issued and outstanding:
Series H (stated value $100,000 per share, held by Loews)	7,500	7,500
Common stock, par value $2.50
Authorized	500,000,000	500,000,000
Issued	258,177,285	258,177,285
Outstanding	256,001,968	255,953,958
Treasury stock	2,175,317	2,223,327
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
The Series H Cumulative Preferred Stock Issue (Series H Issue) is held by Loews and accrues cumulative dividends at an initial rate of 8% per year, compounded annually. It will be adjusted quarterly to a rate equal to 400 basis points above the ten-year U.S. Treasury rate beginning with the quarterly dividend after the first triggering event to occur of either (i) an increase by two intermediate rating levels of the financial strength rating of CCC from its rating at the time of issuance by any of A.M. Best Company, Standard & Poor’s or Moody’s or (ii) one year following an increase by one intermediate rating level of the financial strength rating of CCC by any one of those rating agencies. The intermediate rating level of CCC has not changed since the issuance of the Series H Issue.
Accrued but unpaid cumulative dividends cannot be paid on the Series H Issue unless and until one of the two triggering events described above has occurred. Beginning with the quarter following an increase of one intermediate rating level in CCC’s financial strength rating, however, current (but not accrued cumulative) quarterly dividends can be paid. As of December 31, 2005, the Company has $197 million of undeclared (and therefore unrecorded) but accumulated dividends.
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
CNA’s Board of Directors has approved a Share Repurchase Program to purchase, in the open market or through privately negotiated transactions, its outstanding common stock, as Company management deems appropriate. No shares of common stock were purchased during 2005 or 2004.
Statutory Accounting Practices (Unaudited)
CNA’s domestic and foreign insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net realized holding gains or losses in shareholders’ equity relating to fixed maturity securities. The National Association of Insurance Commissioners (NAIC) has codified statutory accounting principles to foster more consistency among the states for accounting guidelines and reporting.

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
CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus in 2005 or 2004.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation – Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2005, CCC is in a positive earned surplus position, enabling CCC to pay approximately $48 million of dividend payments during 2006 that would not be subject to the Department’s prior approval. In February of 2006, the Department approved extraordinary dividends in the amount of $344 million to be used to fund CNAF’s 2006 debt service and principal repayment requirements.
CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2005 and 2004, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life and group insurance subsidiaries, were as follows.
Preliminary Statutory Information

	Statutory Capital and Surplus		Statutory Net (Loss) Income
	December 31 (a)		Years Ended December 31
(In millions)	2005	2004	2005	2004	2003
Property and casualty companies	$6,940	$6,998	$550	$694	$(1,484)
Life and group insurance companies	627	1,177	65	334	115
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
Comprehensive Income (Loss)

Years ended December 31 (In millions)	2005	2004	2003
Net income (loss)	$264	$425	$(1,417)

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains/losses arising during the period, net of tax benefit (expense) of $72, $(170) and $(91)	(136)	316	171
Net unrealized gains/losses at beginning of period included in realized gains/losses during the period, net of tax benefit (expense) of $71, $223 and $(70)	(131)	(414)	129

Net change in unrealized gains/losses on general account investments, net of tax benefit (expense) of $143, $53 and $(161)	(267)	(98)	300
Net change in unrealized gains/losses on discontinued operations, separate accounts and other, net of tax benefit of $16, $0 and $3	4	(68)	8
Foreign currency translation adjustment	(24)	24	80
Net change in derivative instruments designated as cash flow hedge, net of tax benefit of $0, $1 and $0	–	(3)	–
Net change in minimum pension liability, net of tax benefit of $18, $36 and $61	(33)	(65)	(115)
Allocation to participating policyholders’ and minority interests	18	19	(7)

Other comprehensive income (loss), net of tax (expense) benefit of $177, $90 and $(97)	(302)	(191)	266

Total comprehensive income (loss)	$(38)	$234	$(1,151)

The following table displays the components of accumulated other comprehensive income included in the Consolidated Balance Sheets.
Accumulated Other Comprehensive Income

December 31 (In millions)	2005	2004
Cumulative foreign currency translation adjustment	$51	$75
Minimum pension liability, net of tax of $123 and $105	(227)	(194)
Net unrealized gains on investments and other, net of tax of $271 and $430	535	780

Accumulated other comprehensive income	$359	$661

Note N. Business Segments
CNA’s core property and casualty insurance operations are reported in two business segments: Standard Lines and Specialty Lines. CNA’s non-core operations are managed in two segments: Life and Group Non-Core and Corporate and Other Non-Core. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S. as well as globally. Specialty Lines provides a broad array of professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business that have either been sold or placed in run-off. Corporate and Other Non-Core primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of APMT claims as well as the results of CNA’s participation in voluntary insurance pools, which are primarily in run-off, and various other non-insurance operations.
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
All significant intrasegment income and expense has been eliminated. Standard Lines’ other revenues and expenses include revenues for services provided by CNA ClaimsPlus to other units within the Standard Lines segment that are eliminated at the consolidated level. Intrasegment revenues and expenses eliminated at the consolidated level were approximately $65 million, $93 million and $116 million for the years ended December 31, 2005, 2004 and 2003.
Income taxes have been allocated on the basis of the taxable income of the segments.
Approximately 6.1%, 5.0% and 3.2% of CNA’s gross written premiums were derived from outside the United States, primarily the United Kingdom, for the years ended December 31, 2005, 2004 and 2003. Gross written premiums from the United Kingdom were approximately 2.8%, 2.3% and 1.8% of CNA’s premiums for the years ended December 31, 2005, 2004 and 2003. Gross written premiums from any individual foreign country, other than the United Kingdom, were not significant.
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
The significant components of the Company’s continuing operations and selected balance sheet items are presented in the following tables.

				Corporate
	Standard	Specialty	Life and Group	and Other
Year ended December 31, 2005	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
(In millions)
Net earned premiums	$4,410	$2,475	$704	$(8)	$(12)	$7,569
Net investment income	767	281	593	251	–	1,892
Other revenues	98	124	95	159	(65)	411

Total operating revenues	5,275	2,880	1,392	402	(77)	9,872

Claims, benefits and expenses:
Net incurred claims and benefits	3,857	1,617	1,160	343	(2)	6,975
Policyholders’ dividends	19	4	1	–	–	24
Amortization of deferred acquisition costs	986	532	22	3	–	1,543
Other insurance related expenses	444	115	257	23	(10)	829
Other expenses	110	108	61	115	(65)	329

Total claims, benefits and expenses	5,416	2,376	1,501	484	(77)	9,700

Operating income (loss) from continuing operations before income tax and minority interest	(141)	504	(109)	(82)	–	172
Income tax (expense) benefit on operating income (loss)	110	(154)	58	91	–	105
Minority interest	(10)	(14)	–	–	–	(24)

Net operating income (loss) from continuing operations	(41)	336	(51)	9	–	253

Realized investment gains (losses), net of participating policyholders’ and minority interests	20	14	(30)	(14)	–	(10)
Income tax (expense) benefit on realized investment gains (losses)	(11)	(2)	11	2	–	–

Net income (loss) from continuing operations	$(32)	$348	$(70)	$(3)	$–	$243

Reinsurance receivables	$3,968	$1,493	$2,707	$4,268	$–	$12,436

Insurance receivables	$1,826	$375	$105	$5	$–	$2,311

Insurance reserves:
Claim and claim adjustment expense	$15,084	$5,205	$3,277	$7,372	$–	$30,938
Unearned premiums	1,952	1,577	168	9	–	3,706
Future policy benefits	–	–	6,297	–	–	6,297
Policyholders’ funds	30	–	1,465	–	–	1,495

Deferred acquisition costs	$408	$274	$515	$–	$–	$1,197

				Corporate
	Standard	Specialty	Life and Group	and Other
Year ended December 31, 2004	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
(In millions)
Net earned premiums	$4,917	$2,277	$921	$128	$(34)	$8,209
Net investment income	496	246	692	246	–	1,680
Other revenues	129	109	91	40	(86)	283

Total operating revenues	5,542	2,632	1,704	414	(120)	10,172

Claims, benefits and expenses:
Net incurred claims and benefits	3,480	1,441	1,372	162	(21)	6,434
Policyholders’ dividends	9	5	(3)	–	–	11
Amortization of deferred acquisition costs	1,109	506	36	29	–	1,680
Other insurance related expenses	593	88	291	10	(13)	969
Other expenses	94	101	76	141	(86)	326

Total claims, benefits and expenses	5,285	2,141	1,772	342	(120)	9,420

Operating income (loss) from continuing operations before income tax and minority interest	257	491	(68)	72	–	752
Income tax (expense) benefit on operating income (loss)	(27)	(150)	39	12	–	(126)
Minority interest	(10)	(17)	–	–	–	(27)

Net operating income (loss) from continuing operations	220	324	(29)	84	–	599

Realized investment gains (losses), net of participating policyholders’ and minority interests	219	84	(615)	64	–	(248)
Income tax (expense) benefit on realized investment gains (losses)	(80)	(30)	230	(25)	–	95

Net income (loss) from continuing operations	$359	$378	$(414)	$123	$–	$446

Reinsurance receivables	$5,129	$1,682	$3,284	$5,793	$–	$15,888

Insurance receivables	$2,150	$340	$153	$61	$–	$2,704

Insurance reserves:
Claim and claim adjustment expense	$14,302	$4,860	$3,680	$8,681	$–	$31,523
Unearned premiums	1,978	1,546	164	834	–	4,522
Future policy benefits	–	–	5,883	–	–	5,883
Policyholders’ funds	43	–	1,682	–	–	1,725

Deferred acquisition costs	$444	$285	$537	$2	$–	$1,268

				Corporate
	Standard	Specialty	Life and Group	and Other	Elimi-
Year ended December 31, 2003	Lines	Lines	Non-Core	Non-Core	nations	Total
(In millions)
Net earned premiums	$4,532	$1,840	$2,376	$582	$(114)	$9,216
Net investment income	408	201	821	226	–	1,656
Other revenues	199	104	163	36	(119)	383

Total operating revenues	5,139	2,145	3,360	844	(233)	11,255

Claims, benefits and expenses:
Net incurred claims and benefits	4,440	1,648	2,384	1,806	(115)	10,163
Policyholders’ dividends	100	3	10	1	–	114
Amortization of deferred acquisition costs	1,195	408	224	138	–	1,965
Other insurance related expenses	741	100	530	40	–	1,411
Other expenses	197	89	66	159	(118)	393

Total claims, benefits and expenses	6,673	2,248	3,214	2,144	(233)	14,046

Operating income (loss) from continuing operations before income tax and minority interest	(1,534)	(103)	146	(1,300)	–	(2,791)
Income tax (expense) benefit on operating income (loss)	590	59	(33)	465	–	1,081
Minority interest	(4)	10	–	–	–	6

Net operating income (loss) from continuing operations	(948)	(34)	113	(835)	–	(1,704)

Realized investment gains (losses), net of participating policyholders’ and minority interests	361	114	(141)	126	–	460
Income tax (expense) benefit on realized investment gains (losses)	(127)	(40)	33	(41)	–	(175)

Net income (loss) from continuing operations	$(714)	$40	$5	$(750)	$–	$(1,419)

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ and minority interests.
Revenue by Line of Business

Years ended December 31	2005	2004	2003
(In millions)
Standard Lines
Property	$622	$664	$668
Casualty	3,780	4,196	3,947
CNA Global	893	901	885

Standard Lines revenue	5,295	5,761	5,500

Specialty Lines
Professional Liability Insurance (CNA Pro)	2,205	2,053	1,612
Surety	393	361	346
Warranty	296	302	301

Specialty Lines revenue	2,894	2,716	2,259

Life and Group Non-Core
Life & Annuity	326	(45)	1,030
Health	903	1,053	2,026
Other	133	81	163

Life and Group Non-Core revenue	1,362	1,089	3,219

Corporate and Other Non-Core revenue
CNA Re	71	225	696
Other	317	253	274

Corporate and Other Non-Core revenue	388	478	970

Eliminations	(77)	(120)	(233)

Total revenue	$9,862	$9,924	$11,715

Note O. Restructuring and Other Related Charges
In 2001, the Company finalized and approved two separate restructuring plans. The first plan related to the Company’s Information Technology operations (the IT Plan). The initial restructuring and other related charges amounted to $62 million in 2001. The remaining accrual related to this restructuring charge of $3 million was released in 2004.
The second plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations. During 2005, 2004 and 2003, approximately $1 million, $5 million and $17 million of costs were paid. In addition, a remaining accrual of $1 million related to impaired assets was released in 2005. At December 31, 2005, the remaining accrual was $13 million. The initial restructuring and other related charges amounted to $189 million in 2001.
Note P. Significant Transactions
Personal Insurance Transaction
As part of the sale of CNA’s personal insurance business to The Allstate Corporation (Allstate) on October 1, 1999, Allstate paid CNA $20 million for an option to purchase 100% of the common stock of five CNA insurance subsidiaries. Subsequent to the sale, Allstate and CNA agreed to substitute other CNA subsidiaries for the originally named subsidiaries, and to extend the purchase option period for the substituted subsidiaries through 2005. CNA compensated Allstate for the postponement of its right to exercise the option and the reduced number of licenses in the substitute companies.
On October 1, 2005, Allstate exercised its option to purchase the five substitute companies. The consideration received by CNA, which totaled $60 million, was equal to the fair value of investments and cash, less the balance of surplus note liabilities of the substitute companies, which approximated the GAAP carrying value of the five substitute companies. CNA recognized a gain of $8 million which was the remaining deferred balance of the option consideration. Net loss of the business sold was $1 million for the year ended December 31, 2005. Net income was $1 million and $2 million for the years ended December 31, 2004 and 2003.
Managed Care Holdings Corporation
On March 31, 2005, the Company completed the sale of Managed Care Holdings Corporation, and its subsidiary, Caronia Corporation, to Octagon Risk Services, Incorporated, for approximately $16 million. As a result of the sale, CNA recorded a realized gain of approximately $1 million after-tax. The revenues of the business sold were $4 million, $16 million and $13 million for the years ended December 31, 2005, 2004 and 2003. Net income was $0.2 million, $0.2 million and $2 million for the years ended December 31, 2005, 2004 and 2003. Additionally, the Company’s goodwill decreased $17 million as a result of the sale.
Specialty Medical Business
On January 6, 2005, the Company completed the sale of its specialty medical business to Aetna Inc. As a result of the sale, CNA recorded a realized gain of approximately $9 million. The revenues of the business sold were $17 million, $166 million and $102 million for the years ended December 31, 2005, 2004 and 2003. Net income related to this business was $18 million, $16 million and $8 million for the years ended December 31, 2005, 2004 and 2003.
CNA Trust
On August 1, 2004, the Company completed the sale of the retirement plan trust and recordkeeping business portfolio of CNA Trust to Union Bank of California, N.A. (Union Bank) for approximately $12 million. As a result of the sale, CNA recorded a realized investment gain of approximately $9 million pretax ($5 million after-tax) for the year ended December 31, 2004.
Union Bank assumed assets and liabilities of $172 million and $172 million at August 1, 2004. The revenues of the business sold through the sale date were $11 million and $27 million for the years ended December 31, 2004 and 2003. Net results of operations of this business through the sale date were a net loss of $2 million and net income of $0 million for the years ended December 31, 2004 and 2003.
On November 19, 2004, the charter of CNA Trust was sold to Nevada Security Bank for a nominal fee. As part of the sale, CNA Trust was merged into Nevada Security Bank, and is no longer a subsidiary of CNA.
Individual Life Sale
On April 30, 2004, the Company completed the sale of its individual life insurance business to Swiss Re. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses were excluded from the sale. Swiss Re acquired VFL, a wholly owned subsidiary of CAC, and CNA’s Nashville, Tennessee insurance servicing and administration building as part of the sale. In connection with the sale, CNA entered into a reinsurance agreement in which CAC ceded its individual life insurance business to Swiss Re on a 100% indemnity reinsurance basis. Subject to certain exceptions, Swiss Re assumed the credit risk of the business that was previously reinsured to other carriers. As a result of this reinsurance agreement with Swiss Re, approximately $1 billion of future policy benefit reserves were ceded to Swiss Re. CNA received consideration of approximately $700 million and recorded a realized investment loss of $622 million pretax ($389 million after-tax).
Swiss Re assumed assets and liabilities of $6.6 billion and $5.2 billion at April 30, 2004. The revenues of the individual life business through the sale date were $151 million and $625 million for the years ended

December 31, 2004 and 2003. The net results for this business through the sale date were a net loss of $6 million, and net income of $43 million for the years ended December 31, 2004 and 2003.
Group Benefits Sale
On December 31, 2003, the Company completed the sale of the majority of its Group Benefits business through the sale of CNAGLA to Hartford Financial Services Group, Inc. The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. In connection with the sale, CNA received consideration of approximately $530 million and recorded a realized investment loss on the sale of $163 million pretax ($122 million after-tax).
As a result of this agreement, Hartford assumed assets and liabilities of $2.4 billion and $1.6 billion at December 31, 2003. The revenues of the Group Benefits business were $1,204 million for the year ended December 31, 2003. Net income was $52 million for the year ended December 31, 2003.
Assumed Reinsurance Renewal Rights Sale
In October of 2003, the Company sold the renewal rights for most of the treaty business of CNA Re to Folksamerica Reinsurance Company (Folksamerica). Under the terms of the transaction, Folksamerica compensated CNA based upon the amount of premiums renewed by Folksamerica over the next two contract renewals. The renewal rights transaction did not have a material effect on results of operations. Concurrent with the sale, CNA withdrew from the assumed reinsurance business and is managing the run-off of its retained liabilities.
CNA Re U.K. and Other Dispositions of Certain Businesses
On October 31, 2002, the Company completed the sale of CNA Re Management Company Limited (CNA Re U.K.) to Tawa UK Limited (Tawa), a subsidiary of Artemis Group, a diversified French-based holding company.
Under the terms of the purchase agreement there was a purchase price adjustment that entitled CCC to receive $5 million from Tawa after Tawa was able to legally withdraw funds from the former CNA Re U.K. entities; at December 31, 2004, CCC had received all amounts owed to it, totaling approximately $5 million. CNA has also committed to contribute up to $5 million to the former CNA Re U.K. entities over a four-year period beginning in 2009 should the Financial Services Authority (FSA) deem those entities to be undercapitalized. In February 2005, CCC repaid Tawa the $5 million received as the purchase price adjustment in settlement of certain claims made by Tawa against CCC. As a result of this settlement, CNA’s contingent liability to contribute to the former CNA Re U.K. has been reduced to zero.
Note Q. Discontinued Operations
CNA has discontinued operations which consist of run-off insurance operations acquired in its merger with The Continental Corporation in 1995. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty, the London Market and marine liabilities. The run-off operations are concentrated in the United Kingdom and Bermuda subsidiaries also acquired in the merger.

Operating results of the discontinued operations were as follows:
Discontinued Operations

Year ended December 31	2005	2004	2003
(In millions)
Revenues:
Net investment income	$15	$17	$20
Other	7	(7)	4

Total revenues	22	10	24
Insurance related (expenses) benefits	1	(30)	(11)

Income (loss) before income taxes	23	(20)	13
Income tax (expense) benefit	(2)	(1)	(11)

Net income (loss) from discontinued operations	$21	$(21)	$2

Net assets of discontinued operations are included in Other Assets in the Consolidated Balance Sheet and were as follows:
Discontinued Operations

December 31	2005	2004
(In millions)
Assets:
Investments	$358	$370
Reinsurance receivables	78	91
Cash	29	14
Other assets	5	26

Total assets	470	501

Liabilities:
Insurance reserves	(338)	(401)
Other liabilities	(19)	(27)

Total liabilities	(357)	(428)

Net assets of discontinued operations	$113	$73

The Accumulated Other Comprehensive Income reported in the Consolidated Balance Sheets includes $11 million and $23 million related to unrealized gains and $6 million and $17 million related to the cumulative foreign currency translation adjustment for discontinued operations as of December 31, 2005 and 2004.
CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). At December 31, 2005 and 2004, the insurance reserves are net of discount of $105 million and $112 million. The income (loss) reported above primarily represents the net investment income, realized investment gains and losses and foreign currency gains and losses reduced by the effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations. See Note T for information on the restatement for discontinued operations.

Note R. Quarterly Financial Data (Unaudited)
The following tables set forth unaudited quarterly financial data for the years ended December 31, 2005 and 2004.
Quarterly Financial Data

					Full
	First	Second	Third	Fourth	Year

(In millions, except per share data)	Restated (a)	Restated (a)	Restated (a)
2005
Revenues	$2,364	$2,570	$2,520	$2,408	$9,862

Income (loss) from continuing operations before income tax	$234	$336	$(48)	$(384)	$138
Income tax (expense) benefit	(56)	(48)	51	158	105

Income (loss) from continuing operations	178	288	3	(226)	243
Income from discontinued operations, net of tax	7	2	3	9	21

Net income (loss)	$185	$290	$6	$(217)	$264

Income (loss) from continuing operations	$0.63	$1.06	$(0.06)	$(0.95)	$0.68
Income from discontinued operations	0.03	–	0.02	0.03	0.08

Basic and diluted earnings (loss) per share available to common stockholders	$0.66	$1.06	$(0.04)	$(0.92)	$0.76

Quarterly Financial Data

					Full
	First	Second	Third	Fourth	Year

(In millions, except per share data)	Restated (a)	Restated (a)	Restated (a)	Restated (a)	Restated (a)
2004
Revenues	$2,266	$2,659	$2,313	$2,686	$9,924

Income (loss) from continuing operations before income tax	$(177)	$324	$(79)	$409	$477
Income tax (expense) benefit	53	(31)	52	(105)	(31)

Income (loss) from continuing operations	(124)	293	(27)	304	446
Loss from discontinued operations	(6)	(3)	(11)	(1)	(21)

Net income (loss)	$(130)	$290	$(38)	$303	$425

Income (loss) from continuing operations	$(0.55)	$1.08	$(0.16)	$1.12	$1.49
Loss from discontinued operations	(0.02)	(0.01)	(0.05)	(0.01)	(0.09)

Basic and diluted earnings (loss) per share available to common stockholders	$(0.57)	$1.07	$(0.21)	$1.11	$1.40

(a)	As restated, see Note T.
During the fourth quarter of 2005, the Company recorded unfavorable net prior year development of $591 million, which included $377 million from significant commutations and established surety losses related to a national contractor of $70 million.

The following table sets forth unaudited quarterly financial data for the first three interim periods of 2005 and all interim periods of 2004 as previously reported before a restatement to reflect a change in the Company’s discontinued operations accounting. See Note T for further discussion.
Quarterly Financial Data

(as previously reported)	First	Second	Third
(In millions, except per share data)
2005
Revenues	$2,364	$2,570	$2,520

Income (loss) from continuing operations before income tax	$234	$336	$(48)
Income tax (expense) benefit	(56)	(48)	51

Net income (loss)	$178	$288	$3

Basic and diluted earnings (loss) per share available to common stockholders	$0.63	$1.06	$(0.06)

Quarterly Financial Data

					Full
(as previously reported)	First	Second	Third	Fourth	Year
(In millions, except per share data)
2004
Revenues	$2,267	$2,664	$2,318	$2,687	$9,936

Income (loss) from continuing operations before income tax	$(177)	$324	$(79)	$409	$477
Income tax (expense) benefit	53	(31)	52	(105)	(31)

Net income (loss)	$(124)	$293	$(27)	$304	$446

Basic and diluted earnings (loss) per share available to common stockholders	$(0.55)	$1.08	$(0.16)	$1.12	$1.49

Note S. Related Party Transactions
CNA reimburses Loews, or pays directly, for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA. The amounts reimbursed or paid by CNA were approximately $23 million, $21 million and $21 million for the years ended December 31, 2005, 2004 and 2003. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. See Note E for a detailed description of the income tax agreement with Loews. Also, CNA writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The total premiums from Loews for the years ended December 31, 2005 and 2004 were less than $1 million. The total premium from Loews and its affiliates was $4 million for the year ended December 31, 2003.
CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten-year term maturing between October of 2008 and May of 2010, and are secured by the stock purchased. The carrying value of the loans as of December 31, 2005 exceeds the fair value of the related common stock collateral by $15 million.

CNA Surety Corporation
Loans to National Contractor
CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF provided loans to the contractor through a credit facility, up to an amended aggregate maximum of $126 million. The credit facility expires in March 2009 and the current interest rate is 5% per annum. As of December 31, 2005 and December 31, 2004, there was $124 million and $95 million of loans outstanding under the credit facility, and $8 million and $4 million of deferred or accrued and unpaid interest. Loews, through a participation agreement with CNAF, has funded and owns a participation of $40 million and $29 million of the outstanding advances as of December 31, 2005 and December 31, 2004.
Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of December 31, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $13 million.
In 2004 the contractor implemented a restructuring plan intended to reduce costs and improve cash flow, resulting in the contractor substantially reducing the scope of its original business and concentrating on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, have been reduced below previous levels. In light of these developments, CNA recorded a pretax impairment charge of $56 million in the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the facility, and an additional pretax impairment charge of $13 million during the first quarter of 2005. In June 2005, ongoing monitoring of the status of the contractor’s restructuring plan revealed deterioration in operations and cash flow. As a result, the Company determined that the contractor would likely be unable to meet its obligations under the surety bonds. Accordingly, in the second quarter of 2005, CNA Surety established $40 million of initial surety loss reserves in anticipation of future loss payments and the Company determined not to provide additional liquidity to the contractor. Accordingly, during the second quarter of 2005 the Company took a pretax impairment charge of $21 million to write-off the remaining balance of the loan.
CNA Surety completed its evaluation of the contractor’s restructuring efforts and in the fourth quarter of 2005 established additional loss reserves of $70 million, $50 million of which was ceded to CCC under the reinsurance agreements discussed below. This increased the Company’s estimate of the ultimate surety loss to $110 million. Possible changes to the restructuring strategy could result in higher loss estimates and trigger additional reserve actions. If any such reserve additions were taken, CCC would have all further surety bond exposure through the reinsurance arrangements discussed below. As of December 31, 2005, CNA Surety has paid approximately $26 million to settle outstanding bonded obligations of the contractor.
CNA Surety intends to continue to provide surety bonds on a limited basis on behalf of the contractor to support its revised restructuring plan, subject to the contractor’s compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure in relation to the contractor. All surety bonds written for the contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds written on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries.
During the second quarter of 2005, CCC and CNA Surety executed amendments to existing treaties that provide reinsurance protection to CNA Surety for losses associated with the contractor. Coverage for all such losses in excess of an aggregate $60 million is now provided under one treaty. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty, which runs from January 1, 2005 to December 31, 2005. CCC and CNA Surety agreed by addendum to extend this contract for twelve months, expiring on December 31, 2006.
CCC and CNA Surety continue to engage in periodic discussions with insurance regulatory authorities regarding the level of surety bonds provided for this contractor and will continue to apprise those authorities of the status of their ongoing exposure to this account.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While the Company believes that the contractor’s continuing restructuring efforts may be successful, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the credit facility or under the Company’s surety bonds could have a material adverse effect on the Company’s results of operations and/or equity. If such failures occur, the Company estimates the additional surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $90 million pretax.
Reinsurance
CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the stop loss contract). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of December 31, 2005.
Note T. Restatements
The Company has restated its previously reported financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 and all related disclosures, as well as its financial data for the first three interim periods of 2005 and all interim periods of 2004. The restatement is to correct the accounting for discontinued operations acquired in the Company’s merger with The Continental Corporation in 1995 and to correct classification errors within our Consolidated Statements of Cash Flows.
Discontinued Operations
A current review of discontinued operations identified an overstatement of the net assets of these discontinued operations and errors in accounting for the periodic results of these operations. The Company did not have an effectively designed control process in place to ensure adequate oversight, analysis, reconciliation, documentation and periodic evaluation of the results and balances that comprise the net assets of businesses reported as discontinued operations. There was also a lack of understanding of subsidiary ledger detail which contributed to the Company’s failure to eliminate intercompany activity within discontinued operations and between continuing and discontinued operations. As a result, the balances related to discontinued operations were incorrectly established in the Company’s current general ledger system in 1997 in connection with a general ledger conversion, creating an overstatement of the reported net assets of discontinued operations. In addition, the Company’s evaluation of the periodic results of discontinued operations was ineffective.

The effect of the restatement on the Consolidated Financial Statements is included in the table below.

	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
(In millions, except per share data)	2004	2004
As of December 31
Consolidated balance sheet:
Deferred income taxes	$709	$712
Other assets (a)	815	608
Retained earnings	5,572	5,357
Accumulated other comprehensive income	650	661

	2004	2004	2003	2003
For the year ended December 31
Consolidated statements of operations:
Income (loss) from discontinued operations, net of tax expense of $1 and $11	$–	$(21)	$–	$2
Net income (loss)	446	425	(1,419)	(1,417)

Earnings (loss) per share:
Income (loss) from discontinued operations, net of tax	$–	$(0.09)	$–	$0.01
Basic and diluted earnings (loss) per share available to common stockholders	1.49	1.40	(6.52)	(6.51)

(a)	The As Restated amount excludes a reclassification which increased other assets by $152 million.
Consolidated Statements of Cash Flows
The Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 have been restated to reflect the following:
•	Net purchases and sales of trading securities and changes in the net receivable/payable from unsettled investment purchases and sales related to trading securities, previously classified within investing activities, have been reclassified to cash flows from operating activities.

•	Cash flows from equity method investees were reclassified to distinguish between return on investments, which are reflected within operating cash flows, and return of investments, which are reflected within investing cash flows. Previously, all amounts were reflected within investing cash flows.

•	Deposits and withdrawals related to investment contract products issued by the Company have been reflected within financing cash flows. Previously, amounts related to certain investment contracts were reflected within operating cash flows.

•	The impact of cumulative translation adjustment, previously reflected within investing activities, is now classified within operating activities.

As a result of the restatements, previously reported cash flows provided by operating activities-continuing operations, cash flows used by investing activities-continuing operations and cash flows provided by financing activities-continuing operations were increased or decreased for the years ended December 31, 2004 and 2003 as follows:

Years ended December 31 (In millions)	2004	2003
Cash flows provided by operating activities-continuing operations
As originally reported	$1,607	$1,760
Impact of restatements	377	306

Revised for restatements	$1,984	$2,066

Cash flows used by investing activities-continuing operations
As originally reported	$(2,019)	$(2,133)
Impact of restatements	(83)	(255)

Revised for restatements	$(2,102)	$(2,388)

Cash flows provided by financing activities-continuing operations
As originally reported	$368	$386
Impact of restatements	(307)	(64)

Revised for restatements	$61	$322

The restatements related to cash flows had no impact on the total change in cash from continuing operations within the Consolidated Statements of Cash Flows.
Additionally, we have revised our 2004 and 2003 Consolidated Statements of Cash Flows to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, as well as to include the cash balance related to discontinued operations in the Consolidated Statements of Cash Flows.
Additionally, the amount of interest paid included in the supplemental disclosure of cash flow information for the year ended December 31, 2004 was corrected from $216 million to $123 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”), as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CNA Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note T, the 2004 and 2003 financial statements have been restated.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 8, 2006

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
CNAF management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting was not effective because of the material weaknesses discussed below.
The Company did not have an effectively designed control process in place to ensure adequate oversight, analysis, reconciliation, documentation and periodic evaluation of the results and balances that comprise the net assets of businesses reported as discontinued operations (discontinued operations). There was also a lack of understanding of subsidiary ledger detail, and the Company failed to eliminate intercompany activity within its discontinued operations and between discontinued and continuing operations. As a result, the balances related to discontinued operations were incorrectly established in the Company’s current general ledger system in 1997 in connection with a general ledger conversion, resulting in an overstatement of the reported net assets of discontinued operations. In addition, the Company’s evaluation of periodic results of the businesses accounted for as discontinued operations was ineffective, therefore the income or loss from discontinued operations was misstated.
The Company did not have an effectively designed control process to ensure correct classification of cash flow activity in the Consolidated Statements of Cash Flows. The classification errors in prior financial statements involved the presentation of certain cash flow components related to trading securities, equity method investees, investment contracts and cumulative translation adjustments.
As a result, net cash flows provided by operating activities-continuing operations, cash flows used by investing activities-continuing operations and cash flows provided by financing activities-continuing operations were increased or decreased for the years ended December 31, 2004 and 2003. This deficiency had no impact on the total change in cash from continuing operations within the Consolidated Statements of Cash Flows.
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Due to the circumstances described above which resulted in a restatement of the Company’s financial statements for the years ended December 31, 2004 and 2003, the management of CNAF has concluded that two material weaknesses existed in the Company’s internal control over financial reporting as of December 31, 2005 as defined under standards established by the Public Company Accounting Oversight Board.
Since the time the Company identified the above described control deficiencies, remediation efforts were undertaken. The Company has completed an analysis of the activity historically recorded related to discontinued operations as well as a complete analysis of the components of the Consolidated Statements of Cash Flows. The control processes surrounding its oversight of discontinued operations as well as the preparation of the Consolidated Statements of Cash Flows have been redesigned and strengthened. The control deficiencies will be fully remediated when, in the opinion of CNAF management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.

CNAF’s independent registered public accountant, Deloitte & Touche LLP, has issued an audit report covering our assessment of the Company’s internal control over financial reporting. This report appears on page 156.
CNA Financial Corporation
Chicago, Illinois
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: (1) The Company did not have an effectively designed control process to adequately monitor and evaluate the accounting for businesses reported as discontinued operations (discontinued operations). There was also a lack of understanding of subsidiary ledger detail, and the Company failed to eliminate intercompany activity within its discontinued operations and between discontinued and continuing operations. As a result, the balances related to discontinued operations were incorrectly established in the Company’s current general ledger system in 1997 in connection with a general ledger conversion, resulting in an overstatement of the reported net assets of discontinued operations. In addition, the Company’s evaluation of periodic results of the businesses accounted for as discontinued operations was ineffective, therefore the income or loss from discontinued operations was misstated. (2) The Company did not have an effectively designed control process to ensure correct classification of cash flow activity in the Consolidated Statements of Cash Flows. The classification errors in prior financial statements involved the presentation of certain cash flow components related to trading securities, equity method investees, investment contracts and cumulative translation adjustments. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We do not express an opinion or any other form of assurance on management’s statements regarding the remediation of the material weaknesses included in paragraph eight of Management’s Report on Internal Control over Financial Reporting.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005, of the Company and our report dated March 8, 2006, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph relating to the restatements discussed in Note T to the financial statements.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 8, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2005, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As a result of the two material weaknesses of internal control over financial reporting described below, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed concurrently with this periodic report. The independent registered public accounting firm of the Company also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
The Company has restated its financial results for the years 2001 through 2004, as well as its interim financial statements through September 30, 2005, to correct the accounting for discontinued operations acquired in the Company’s merger with The Continental Corporation in 1995. A current review of discontinued operations identified an overstatement of the net assets of these discontinued operations and errors in accounting for the periodic results of these operations. Based on this review, the Company has determined that it did not have an effectively designed control process in place to ensure adequate oversight, analysis, reconciliation, documentation and periodic evaluation of the results and balances that comprise the net assets of business reported as discontinued operations. There was also a lack of understanding of subsidiary ledger detail which contributed to the Company’s failure to eliminate intercompany activity within discontinued operations and between continuing and discontinued operations. As a result, the balances related to discontinued operations were incorrectly established in the Company’s current general ledger system in 1997 in connection with a general ledger conversion, creating an overstatement of the reported net assets of discontinued operations. In addition, the Company’s evaluation of the periodic results of discontinued operations was ineffective.
In addition, the Company has determined that it did not have an effectively designed control process in place to ensure correct classification of all elements of cash flow activity in the Consolidated Statements of Cash Flows. The classification errors involved the treatment of certain components of trading securities, equity method investees, investment contracts and cumulative translation adjustments. As a result, net cash flows provided by operating activities-continuing operations, cash flows used by investing activities-continuing operations and cash flows provided by financing activities-continuing operations were increased or decreased. This deficiency had no impact on the total change in cash from continuing operations within the Consolidated Statements of Cash Flows.
Since the Company identified the two material weaknesses of internal control over financial reporting described above, it has engaged in a number of remediation efforts. The Company has completed a comprehensive analysis of the activity historically recorded related to discontinued operations as well as a complete analysis of the components of the Consolidated Statements of Cash Flows, which resulted in the above described restatement. The control processes surrounding its oversight of discontinued operations as well as the preparation of the Consolidated Statements of Cash Flows have been redesigned and strengthened. The control deficiencies will be fully remediated when, in the opinion of the Company’s management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.
This matter and its resolution have been discussed with the Audit Committee of the Company’s Board of Directors.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2005, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE OFFICERS OF THE REGISTRANT

			FIRST BECAME
	POSITION AND OFFICES		EXECUTIVE OFFICER
NAME	HELD WITH REGISTRANT	AGE	OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Stephen W. Lilienthal	Chief Executive Officer, CNA Financial Corporation	55	2001	Chief Executive Officer of CNA Financial Corporation and subsidiaries since August, 2002. Prior to that, President and Chief Executive Officer, Property and Casualty Operations of the CNA insurance companies since July 2001. From June 1993 to June 1998, senior officer of USF&G Corporation (USF&G). In April 1998, USF&G was acquired by the St. Paul Companies. Mr. Lilienthal was Executive Vice President of the St. Paul Companies until July 2001.

Michael Fusco	Executive Vice President, Chief Actuary, CNA insurance companies	57	2004	Executive Vice President, Chief Actuary of the CNA insurance companies since March, 2002. Prior to that time, he was Senior Vice President of the CNA insurance companies since November, 2000. From 1988 until November of 2000, Mr. Fusco held various positions at Insurance Services Offices, including Executive Vice President.

Jonathan D. Kantor	Executive Vice President, General Counsel and Secretary	50	1997	Executive Vice President, General Counsel and Secretary of CNA Financial Corporation since March, 1998. Executive Vice President, General Counsel and Secretary of the CNA insurance companies since April, 1997 to current date.

James R. Lewis	President and Chief Executive Officer, Property and Casualty Operations, CNA insurance companies	56	2002	President and Chief Executive Officer, Property and Casualty Operations of the CNA insurance companies since August, 2002. From August 2001 to August 2002, Executive Vice President, U.S. Insurance Operations, Property and Casualty Operations of the CNA insurance companies. From November 1992 to August 2001, Senior Vice President of USF&G Corporation.

D. Craig Mense	Executive Vice President & Chief Financial Officer	54	2004	Executive Vice President and Chief Financial Officer since November, 2004. Prior to that, he served as President and Chief Executive Officer of Global Run-Off Operations at St. Paul Travelers. From May, 2003 to May, 2004, he was Chief Operating Officer of the Gulf Insurance Group at Travelers Property Casualty Corp. Previously, at Travelers Property Casualty Corp., Mr. Mense was Senior Vice President and Chief Financial Officer (Bond) from April, 1996 to July, 2002, and Chief Financial and Administrative Officer (Personal Lines) from July, 2002 to March, 2003.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below provides the securities authorized for issuance under equity compensation plans.
Executive Compensation Information

Number of securities
	Number of securities to		remaining available for
	be issued upon	Weighted-average exercise	future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans
	options, warrants and	options, warrants and	(excluding securities
	rights	rights	reflected in column (a))
December 31, 2005	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders	1,628,600	$28.71	2,314,525
Equity compensation plans not approved by security holders	–	–	–

Total	1,628,600	$28.71	2,314,525

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Exhibit
	Description of Exhibit	Number
(3)	Articles of incorporation and by-laws:
	Certificate of Incorporation of CNA Financial Corporation, as amended May 20, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference.)	3.1
	By-Laws of CNA Financial Corporation, as amended April 28, 2004 (Exhibit 3.2 to 2004 Form 10-K incorporated herein by reference)	3.2
(4)	Instruments defining the rights of security holders, including indentures:
	CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b) (4) (iii) of Regulation S-K	4.1
(10)	Material contracts:
	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference.)	10.1
	CNA Supplemental Executive Retirement Benefit Plan, as amended through January 1, 2003 (Exhibit 99.2 to Form 8-K filed January 6, 2005 incorporated herein by reference.)	10.2

Exhibit
Description of Exhibit	Number
First Amendment to the CNA Supplemental Executive Retirement Plan, dated February 27, 2004 (Exhibit 99.3 to Form 8-K filed January 6, 2005 incorporated herein by reference.)	10.3
Second Amendment to the CNA Supplemental Retirement Plan, dated March 23, 2004 (Exhibit 99.4 to Form 8-K filed January 6, 2005 incorporated herein by reference.)	10.4
Third Amendment to the CNA Supplemental Retirement Plan, dated December 31, 2004 (Exhibit 99.1 to Form 8-K filed January 6, 2005 incorporated herein by reference.)	10.5
Continental Casualty Company “CNA” Annual Incentive Bonus Plan Provisions (Exhibit 10.1 to 1994 Form 10-K incorporated herein by reference.)	10.6
CNA Financial Corporation 2000 Long Term Incentive Plan, dated August 4, 1999 (Exhibit 4.1 to 1999 Form S-8 filed August 4, 1999, incorporated herein by reference.)	10.7
Share Purchase Agreement between CNA and TAWA UK Limited, dated July 15, 2002 for the entire issued share capital of CNA Re Management Company Limited (Exhibit 2.1 to September 30, 2002 Form 10-Q incorporated herein by reference.).	10.8
Employment Agreement between CNA Financial Corporation and Stephen W. Lilienthal, dated October 26, 2005 (Exhibit 10.22 to October 28, 2005 Form 10-Q incorporated herein by reference)	10.9
Employment Agreement between Continental Casualty Company and James R. Lewis, dated October 26, 2005 (Exhibit 10.21 to October 28, 2005 Form 10-Q incorporated herein by reference)	10.10
Employment Agreement between Continental Casualty Company and Jonathan D. Kantor, dated March 16, 2005 (Exhibit 99.1 to June 13, 2005 Form 8-K incorporated herein by reference)	10.11
Capital Support Agreement among CNA Financial Corporation, Loews Corporation and Continental Casualty Company, dated November 12, 2003 (Exhibit 10.15 to 2003 Form 10-K incorporated herein by reference)	10.12
Employment Agreement between Continental Casualty Company and D. Craig Mense, dated December 2, 2004 (Exhibit 99.1 to December 8, 2004 Form 8-K incorporated herein by reference)	10.13
Addendum to Employment Agreement between Continental Casualty Company and D. Craig Mense, dated December 2, 2004 (Exhibit 99.2 to December 8, 2004 Form 8-K incorporated herein by reference)	10.14
Employment Agreement between Continental Casualty Company and Michael Fusco, dated April 1, 2004 (Exhibit 10.16 to 2004 Form 10-K incorporated herein by reference)	10.15

			Exhibit
		Description of Exhibit	Number
		CNA Supplemental Executive Savings and Capital Accumulation Plan, dated July 1, 2003 (Exhibit 10.17 to 2004 Form 10-K incorporated herein by reference)	10.16
		First Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated March 23, 2004 (Exhibit 10.18 to 2004 Form 10-K incorporated herein by reference)	10.17
		Second Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated March 23, 2004 (Exhibit 10.19 to 2004 Form 10-K incorporated herein by reference)	10.18
		CNA Financial Board of Directors Term Sheet — Director and Committee Member Fee Schedule — 2004 Annual Retainers (Exhibit 10.20 to 2004 Form 10-K incorporated herein by reference)	10.19
	(21)	Primary Subsidiaries of CNAF (Exhibit 21.1 to 2004 Form 10-K incorporated herein by reference)	21.1
	(23)	Consent of Independent Registered Public Accounting Firm	23.1
(c)		Exhibits:
		None.
(d)		Condensed Financial Information of Unconsolidated Subsidiaries:
		None.
Except for exhibit 23.1, the above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission.

SCHEDULE I. SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2005
	Cost or	Estimated
	Amortized	Fair	Carrying
(In millions)	Cost	Value	Value
Fixed maturity securities available-for-sale:
Bonds:
United States Government and government agencies and authorities – taxable	$1,687	$1,798	$1,798
States, municipalities and political subdivisions – tax exempt	9,054	9,209	9,209
Foreign governments and political subdivisions	2,031	2,129	2,129
Public utilities	781	894	894
All other corporate bonds	18,579	18,717	18,717
Redeemable preferred stocks	213	216	216

Total fixed maturity securities available-for-sale	32,345	32,963	32,963

Fixed maturity securities trading:
Bonds:
United States Government and government agencies and authorities – taxable	4	4	4
Foreign governments and political subdivisions	26	26	26
All other corporate bonds	241	241	241

Total fixed maturity securities trading	271	271	271

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	3	5	5
Industrial and other	137	284	284
Non-redeemable preferred stocks	322	343	343

Total equity securities available-for-sale	462	632	632

Equity securities trading:
Common stocks:
Industrial and other	48	48	48
Non-redeemable preferred stocks	1	1	1

Total equity securities trading	49	$49	49

Limited partnership investments	1,509		1,509
Other invested assets	35		33
Short term investments available-for-sale	3,871		3,870
Short term investments trading	367		368

Total investments	$38,909		$39,695

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations

	2005	2004	2003
Years ended December 31		Restated	Restated
(In millions)		See Note J	See Note J
Revenues:
Net investment income	$18	$14	$16
Realized investment losses	(29)	(62)	(3)
Other income	—	5	12

Total revenues	(11)	(43)	25

Expenses:
Administrative and general	9	5	7
Interest	110	104	120

Total expenses	119	109	127

Loss from operations before income taxes and equity in net income (loss) of subsidiaries	(130)	(152)	(102)
Income tax benefit	46	53	36

Loss before equity in net income (loss) of subsidiaries	(84)	(99)	(66)
Equity in net income (loss) of subsidiaries	348	524	(1,351)

Net income (loss)	$264	$425	$(1,417)

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Balance Sheets

	2005	2004

December 31		Restated
(In millions)		See Note J
Assets:
Investment in subsidiaries	$10,263	$10,213
Fixed maturity securities available-for-sale, at fair value, (amortized cost of $1 and $23)	1	23
Equity securities available-for-sale, at fair value, (cost of $1 and $1)	1	1
Other invested assets	–	(1)
Short term investments, at fair value which approximates cost	198	749
Receivables for securities sold	10	3
Amounts due from affiliates	44	70

Total assets	$10,517	$11,058

Liabilities and Stockholders’ Equity:
Liabilities:
Short term debt	250	493
Long term debt	1,287	1,536
Other	30	55

Total liabilities	1,567	2,084

Stockholders’ equity:
Preferred stock (12,500,000 shares authorized) Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)	750	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 258,177,285 shares issued; and 256,001,968 and 255,953,958 shares outstanding)	645	645
Additional paid-in capital	1,701	1,701
Retained earnings	5,621	5,357
Accumulated other comprehensive income	359	661
Treasury stock (2,175,317 and 2,223,327 shares), at cost	(67)	(69)

	9,009	9,045
Notes receivable for the issuance of common stock	(59)	(71)

Total stockholders’ equity	8,950	8,974

Total liabilities and stockholders’ equity	$10,517	$11,058

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Statements of Cash Flows

	2005	2004	2003

Years ended December 31		Restated	Restated
(In millions)		See Note J	See Note J
Cash flows from operating activities:
Net income (loss)	$264	$425	$(1,417)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
(Income) loss of subsidiaries	(348)	(524)	1,351
Dividends received from subsidiaries	127	307	93
Realized investment losses	29	62	3
Changes in:
Federal income taxes recoverable (amounts due to/from affiliates)	–	–	(1)
Other, net	(59)	233	107

Total adjustments	(251)	78	1,553

Net cash flows provided by operating activities	13	503	136

Cash flows from investing activities:
Sales of fixed maturity securities	8	85	235
Purchases of fixed maturity securities	–	(27)	(335)
Purchases of equity securities	–	–	2
Change in short term investments	563	(710)	349
Capital contributions to subsidiaries	(41)	(156)	(1,201)
Return of capital from subsidiaries	–	18	5
Change in notes receivable from affiliates	–	–	309
Other, net	(64)	(14)	(2)

Net cash flows provided (used) by investing activities	466	(804)	(638)

Cash flows from financing activities:
Proceeds from issuance of debt	–	546	–
Principal payments on debt	(493)	(250)	(245)
Issuance of cumulative Series H preferred stock	–	–	750
Purchase of treasury stock	–	–	1
Other, net	14	5	(4)

Net cash flows provided (used) by financing activities	(479)	301	502

Net change in cash	–	–	–
Cash, beginning of year	–	–	–

Cash, end of year	$–	$–	$–

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
C. Debt
Debt is composed of the following obligations.
Debt

December 31	2005	2004
(In millions)
Senior notes:
6.50%, face amount of $493, due April 15, 2005	$—	$493
6.75%, face amount of $250, due November 15, 2006	250	249
6.45%, face amount of $150, due January 15, 2008	149	149
6.60%, face amount of $200, due December 15, 2008	199	199
5.85%, face amount of $549, due December 15, 2014	546	546
6.95%, face amount of $150, due January 15, 2018	149	149
Debenture, 7.25%, face amount of $243, due November 15, 2023	241	241
Urban Development Action Grant, 1.00%, due May 7, 2019	3	3

Total	$1,537	$2,029

Short term debt	$250	$493
Long term debt	1,287	1,536

Total	$1,537	$2,029

On December 15, 2004 CNA Financial completed its sale of $549 million of 5.85% ten-year senior notes in a public offering.

D. Management and Administrative Expenses
Certain administrative expenses resulting principally from shareholder expenses, consulting fees and dues to states of incorporation of $9 million, $5 million and $7 million were paid directly by CNAF in 2005, 2004 and 2003.
E. Commitments and Contingencies
In the normal course of business, CNAF guarantees the indebtedness of certain of its subsidiaries to the debt maturity or payoff, which ever comes first. These guarantees arise in the normal course of business and are given to induce a lender to enter into an agreement with CNAF’s subsidiaries. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $19 million at December 31, 2005.
CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $6 million at December 31, 2005.
In the course of selling business entities and assets to third parties, CNAF has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2005, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $262 million.
In addition, CNAF has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2005, CNAF had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2005, the Company has recorded approximately $0.5 million of liabilities related to these indemnification agreements.
CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF provided loans to the contractor through a credit facility, up to an amended aggregate maximum of $126 million. The credit facility expires in March 2009 and the current interest rate is 5% per annum. As of December 31, 2005 and December 31, 2004, there was $124 million and $95 million of loans outstanding under the credit facility, and $8 million and $4 million of deferred or accrued and unpaid interest. Loews, through a participation agreement with CNAF, has funded and owns a participation of $40 million and $29 million of the outstanding advances as of December 31, 2005 and December 31, 2004.
Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of December 31, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $13 million.
In 2004 the contractor implemented a restructuring plan intended to reduce costs and improve cash flow, resulting in the contractor substantially reducing the scope of its original business and concentrating on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, have been reduced below previous levels. In light of these developments, CNAF recorded a pretax impairment charge of $56 million in the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the facility, and an additional pretax impairment charge of $13 million during the first quarter of 2005.

In June 2005, ongoing monitoring of the status of the contractor’s restructuring plan revealed deterioration in operations and cash flow. As a result, the Company determined that the contractor would likely be unable to meet its obligations under the surety bonds. Accordingly, in the second quarter of 2005, CNA Surety established $40 million of initial surety loss reserves in anticipation of future loss payments and the Company determined not to provide additional liquidity to the contractor. Accordingly, during the second quarter of 2005 the Company took a pretax impairment charge of $21 million to write-off the remaining balance of the loan.
CNA Surety completed its evaluation of the contractor’s restructuring efforts and in the fourth quarter of 2005 established additional loss reserves of $70 million, $50 million of which was ceded to CCC under the reinsurance agreements discussed below. This increased the Company’s estimate of the ultimate surety loss to $110 million. Possible changes to the restructuring strategy could result in higher loss estimates and trigger additional reserve actions. If any such reserve additions were taken, CCC would have all further surety bond exposure through the reinsurance arrangements discussed below. As of December 31, 2005, CNA Surety has paid approximately $26 million to settle outstanding bonded obligations of the contractor.
CNA Surety intends to continue to provide surety bonds on a limited basis on behalf of the contractor to support its revised restructing plan, subject to the contractor’s compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure in relation to the contractor. All surety bonds written for the contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds written on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries.
During the second quarter of 2005, CCC and CNA Surety executed amendments to existing treaties that provide reinsurance protection to CNA Surety for losses associated with the contractor. Coverage for all such losses in excess of an aggregate $60 million is now provided under one treaty. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty, which runs from January 1, 2005 to December 31, 2005. CCC and CNA Surety agreed by addendem to extend this contract for twelve months, expiring on December 31, 2006.
CCC and CNA Surety continue to engage in periodic discussions with insurance regulatory authorities regarding the level of surety bonds provided for this contractor and will continue to apprise those authorities of the status of their ongoing exposure to this account.
Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While the Company believes that the contractor’s continuing restructuring efforts may be successful, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the credit facility or under the Company’s surety bonds could have a material adverse effect on the Company’s results of operations and/ or equity. If such failures occur, the Company estimates the additional surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $90 million pretax.
CNAF has provided guarantees of the indebtedness of certain of its subsidiaries’ independent insurance producers, which expire in 2008. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, CNAF holds an interest in and to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees is approximately $6 million at December 31, 2005.
In the normal course of business, CNAF has provided guarantees to holders of structured settlement annuities (SSA) provided by certain of its subsidiaries, which expire through 2120. CNAF would be required to remit SSA payments due to claimants if the primary obligor failed to perform on these contracts. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $1,593 million at December 31, 2005.
F. Capital Transactions with Subsidiaries
In 2005, 2004 and 2003, CNAF contributed capital of approximately $41 million, $156 million and $1,201 million to its subsidiaries. In 2005, there were no returns of capital from subsidiaries. In 2004 and 2003, CNAF subsidiaries returned capital of approximately $18 million and $5 million.

G. Dividends from Subsidiaries and Affiliates
In 2005, 2004 and 2003, CNAF received approximately $127 million, $307 million and $93 million in dividends from subsidiaries.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department Financial and Professional Regulation – Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2005, CCC is in a positive earned surplus position, enabling CCC to pay approximately $48 million of dividend payments during 2006 that would not be subject to the Department’s prior approval. In February of 2006, the Department approved extraordinary dividends in the amount of $344 million to be used to fund CNAF’s 2006 debt service and principal repayment requirements.
CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners (NAIC) to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2005 and 2004, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.
H. Preferred Stock
The Series H Cumulative Preferred Stock Issue is held by Loews and accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of December 31, 2005, the Company has $197 million of undeclared but accumulated dividends.
I. Supplementary Cash Flow Information
Cash payments made for interest amounted to approximately $116 million, $102 million and $121 million for the years ended December 31, 2005, 2004 and 2003. The amount of interest paid included in the supplemental disclosure of cash flow information for the year ended December 31, 2003 was corrected from $123 million to $121 million. Cash payments made for federal income taxes amounted to approximately $164 million for the year ended December 31, 2005. Cash refunds received for federal income taxes amounted to approximately $627 million and $369 million for the years ended December 31, 2004 and 2003. The non-cash transactions related to notes receivable for the issuance of common stock amounted to approximately $8 million and $4 million for the years ended December 31, 2005 and 2003. There were no non-cash transactions related to notes receivable for the issuance of common stock for the year ended December 31, 2004.
J. Restatements
Discontinued Operations
In the fourth quarter of 2005, the Company corrected its accounting for discontinued operations acquired in the Company’s merger with The Continental Corporation in 1995. As a result, the financial statements as of December 31, 2004 and for the years ended December 31, 2004 and December 31, 2003 have been restated. See Note T of the Consolidated Financial Statements included under Item 8 for further information.

Statement of Cash Flows
The Statement of Cash Flows for the year ended December 31, 2004 has been restated. The impact of cumulative translation adjustment, previously reflected within investing activities, is now classified within operating activities.
As a result of the restatement, previously reported cash flows provided by operating and investing activities were increased or decreased for the year ended December 31, 2004 as follows:

Years ended December 31	2004
(In millions)
Cash flows provided by operating activities
As originally reported	$481
Impact of restatements	22

Revised for restatements	$503

Cash flows used by investing activities
As originally reported	$(782)
Impact of restatements	(22)

Revised for restatements	$(804)

The restatement related to cash flows had no impact on the total change in cash within the Statement of Cash Flows.
Additionally, the amount of interest paid included in the supplemental disclosure of cash flow information for the year ended December 31, 2003 was corrected from $123 million to $121 million.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

		Gross Insurance Reserves
								Insurance	Amortiz-
								Claims and	ation
	Deferred	Claim	Future		Policy-		Net	Policy-	of Deferred	Other	Net
	Acquisition	And Claim	Policy	Unearned	holders	Net Earned	Investment	holders’	Acquisition	Operating	Written Pre-
(In millions)	Costs	Expense	Benefits	Premium	Funds	Premiums	Income (a)	Benefits	Costs	Expenses	miums (b)
December 31, 2005
Standard Lines	$408	$15,084	$–	$1,952	$30	$4,410	$767	$3,876	$986	$554	$4,382
Specialty Lines	274	5,205	–	1,577	–	2,475	281	1,621	532	223	2,463
Life and Group Non-Core	515	3,277	6,297	168	1,465	704	593	1,161	22	318	694
Corporate and Other Non-Core	–	7,372	–	9	–	(8)	251	343	3	138	(19)
Eliminations	–	–	–	–	–	(12)	–	(2)	–	(75)	(12)

Consolidated Operations	$1,197	$30,938	$6,297	$3,706	$1,495	$7,569	$1,892	$6,999	$1,543	$1,158	$7,508

December 31, 2004
Standard Lines	$444	$14,302	$–	$1,978	$43	$4,917	$496	$3,489	$1,109	$687	$4,582
Specialty Lines	285	4,860	–	1,546	–	2,277	246	1,446	506	189	2,391
Life and Group Non-Core	537	3,680	5,883	164	1,682	921	692	1,369	36	367	633
Corporate and Other Non-Core	2	8,681	–	834	–	128	246	162	29	151	5
Eliminations	–	–	–	–	–	(34)	–	(21)	–	(99)	(17)

Consolidated Operations	$1,268	$31,523	$5,883	$4,522	$1,725	$8,209	$1,680	$6,445	$1,680	$1,295	$7,594

December 31, 2003
Standard Lines						$4,532	$408	$4,540	$1,195	$938	$4,563
Specialty Lines						1,840	201	1,651	408	189	2,038
Life and Group Non-Core						2,376	821	2,394	224	596	538
Corporate and Other Non-Core						582	226	1,807	138	199	496
Eliminations						(114)	–	(115)	–	(118)	(16)

Consolidated Operations						$9,216	$1,656	$10,277	$1,965	$1,804	$7,619

(a) Investment income is allocated based on each segment’s net carried insurance reserves as adjusted.
(b) Net written premiums relate to business in property and casualty companies only.

SCHEDULE IV. REINSURANCE
Incorporated herein by reference from Note H of the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
(In millions)	of Period	Expenses	Accounts (a)	Deductions	End of Period
Year ended December 31, 2005
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$1,048	$111	$3	$198	$964

Valuation allowance:
Deferred income taxes	$33	$(3)	$—	$—	$30

Year ended December 31, 2004
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$948	$312	$5	$217	$1,048

Valuation allowance:
Deferred income taxes	$—	$33	$—	$—	$33

(a) Amount includes effects of foreign currency translation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

	Consolidated Property and Casualty Operations
As of and for the years ended December 31 (In millions)	2005	2004	2003
Deferred acquisition costs	$1,197	$1,267
Reserves for unpaid claim and claim adjustment expenses	30,694	31,204
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 7.5%)	1,739	1,827
Unearned premiums	3,706	4,522
Net written premiums	7,509	7,594	$7,619
Net earned premiums	7,558	7,925	7,471
Net investment income	1,595	1,266	1,541
Incurred claim and claim adjustment expenses related to current year	5,054	5,118	4,747
Incurred claim and claim adjustment expenses related to prior years	1,107	234	2,421
Amortization of deferred acquisition costs	1,541	1,641	1,827
Paid claim and claim adjustment expenses	3,541	5,401	5,077

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: March 8, 2006	By	/s/ Stephen W. Lilienthal

Stephen W. Lilienthal
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ D. Craig Mense

D. Craig Mense
Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 8, 2006	By	/s/ Brenda J. Gaines

(Brenda J. Gaines, Director)

Dated: March 8, 2006	By	/s/ Stephen W. Lilienthal

(Stephen W. Lilienthal, Chief Executive Officer
and Director)

Dated: March 8, 2006	By	/s/ Paul J. Liska

(Paul J. Liska, Director)

Dated: March 8, 2006	By	/s/ Don M. Randel

(Don M. Randel, Director)

Dated: March 8, 2006	By	/s/ Joseph Rosenberg

(Joseph Rosenberg, Director)

Dated: March 8, 2006	By	/s/ Andrew Tisch

(Andrew Tisch, Director)

Dated: March 8, 2006	By	/s/ James S. Tisch

(James S. Tisch, Director)

Dated: March 8, 2006	By	/s/ Marvin Zonis

(Marvin Zonis, Director)