Form 10-Q
period 2006-03-31
CNA FINANCIAL CORP
filed 2006-05-02
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
     Yes ☑ No....
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer... Accelerated filer ☑ Non-accelerated filer....
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes.... No☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2006
Common Stock, Par value $2.50	256,007,095

CNA FINANCIAL CORPORATION
INDEX

CNA FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2006	2005
(In millions, except share data)

Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $29,751 and $32,616)	$29,971	$33,234
Equity securities at fair value (cost of $537 and $511)	720	681
Limited partnership investments	1,653	1,509
Other invested assets	37	33
Short term investments at cost, which approximates fair value	8,277	4,238

Total investments	40,658	39,695
Cash	96	96
Reinsurance receivables (less allowance for uncollectible receivables of $520 and $519)	11,643	11,917
Insurance receivables (less allowance for doubtful accounts of $443 and $445)	1,861	1,866
Accrued investment income	279	312
Receivables for securities sold	759	565
Deferred acquisition costs	1,198	1,197
Prepaid reinsurance premiums	440	340
Federal income taxes recoverable (includes $0 and $68 due from Loews Corporation)	—	62
Deferred income taxes	1,199	1,105
Property and equipment at cost (less accumulated depreciation of $551 and $546)	200	197
Goodwill and other intangible assets	147	146
Other assets	675	737
Separate account business	520	551

Total assets	$59,675	$58,786

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$30,541	$30,938
Unearned premiums	3,847	3,706
Future policy benefits	6,339	6,297
Policyholders’ funds	1,185	1,495
Collateral on loaned securities	1,789	767
Payables for securities purchased	566	129
Participating policyholders’ funds	47	53
Short term debt	252	252
Long term debt	1,438	1,438
Federal income taxes payable (includes $39 and $0 due to Loews Corporation)	54	—
Reinsurance balances payable	1,619	1,636
Other liabilities	2,240	2,283
Separate account business	520	551

Total liabilities	50,437	49,545

Commitments and contingencies (Notes D, F, G, and J)
Minority interest	298	291

Stockholders’ equity:
Preferred stock (12,500,000 shares authorized) Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)	750	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 258,177,285 shares issued; and 256,007,095 and 256,001,968 shares outstanding)	645	645
Additional paid-in capital	1,702	1,701
Retained earnings	5,850	5,621
Accumulated other comprehensive income	120	359
Treasury stock (2,170,190 and 2,175,317 shares), at cost	(67)	(67)

	9,000	9,009
Notes receivable for the issuance of common stock	(60)	(59)

Total stockholders’ equity	8,940	8,950

Total liabilities and stockholders’ equity	$59,675	$58,786

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ended March 31	2006	2005
(In millions, except per share data)		Restated
		See Note Q

Revenues
Net earned premiums	$1,869	$1,899
Net investment income	570	406
Realized investment gains (losses), net of participating policyholders’ and minority interests	9	(19)
Other revenues	53	78

Total revenues	2,501	2,364

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,492	1,434
Amortization of deferred acquisition costs	370	378
Other operating expenses	257	274
Interest	30	37

Total claims, benefits and expenses	2,149	2,123

Income before income tax and minority interest	352	241
Income tax expense	(108)	(56)
Minority interest	(9)	(7)

Income from continuing operations	235	178

Income (loss) from discontinued operations, net of tax of $0 and $0	(6)	7

Net income	$229	$185

Basic and Diluted Earnings Per Share

Income from continuing operations	$0.84	$0.63
Income (loss) from discontinued operations	(0.02)	0.03

Basic and diluted earnings per share available to common stockholders	$0.82	$0.66

Weighted average outstanding common stock and common stock equivalents	256.0	256.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31	2006	2005
(In millions)		Restated
		See Note Q

Cash Flows from Operating Activities:
Net income	$229	$185
Adjustments to reconcile net income to net cash flows provided by operating activities:
(Income) loss from discontinued operations	6	(7)
Loss on disposal of property and equipment	4	7
Minority interest	9	7
Deferred income tax provision	41	12
Trading securities	267	(18)
Realized investment (gains) losses, net of participating policyholders’ and minority interests	(9)	19
Undistributed earnings of equity method investees	(15)	(20)
Amortization of bond (discount) premium	(62)	(22)
Depreciation	12	14
Changes in:
Receivables, net	279	446
Deferred acquisition costs	(1)	14
Accrued investment income	33	(12)
Federal income taxes recoverable/payable	116	(23)
Prepaid reinsurance premiums	(100)	109
Reinsurance balances payable	(17)	(13)
Insurance reserves	(181)	(423)
Other, net	20	(105)

Total adjustments	402	(15)

Net cash flows provided by operating activities-continuing operations	$631	$170

Net cash flows used by operating activities-discontinued operations	$(5)	$(11)

Net cash flows provided by operating activities-total	$626	$159

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(9,951)	$(12,021)
Proceeds from fixed maturity securities:
Sales	11,697	12,360
Maturities, calls and redemptions	1,089	946
Purchases of equity securities	(596)	(24)
Proceeds from sales of equity securities	582	57
Change in short term investments	(4,014)	(1,662)
Change in collateral on loaned securities	1,022	193
Change in other investments	(86)	22
Purchases of property and equipment	(16)	(16)
Dispositions	(2)	12
Other, net	(29)	18

Net cash flows used by investing activities-continuing operations	$(304)	$(115)

Net cash flows provided (used) by investing activities-discontinued operations	$(3)	$5

Net cash flows used by investing activities-total	$(307)	$(110)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

	2006	2005
		Restated
		See Note Q

Cash Flows from Financing Activities:
Principal payments on debt	$—	$(14)
Return of investment contract account balances	(344)	(47)
Receipts of investment contract account balances	1	2
Stock options exercised by officers	1	—
Other, net	(1)	3

Net cash flows used by financing activities-continuing operations	$(343)	$(56)

Net cash flows provided by financing activities-discontinued operations	$—	$—

Net cash flows used by financing activities-total	$(343)	$(56)

Net change in cash	(24)	(7)
Net cash transactions from continuing operations to discontinued operations	16	(1)
Net cash transactions from discontinued operations to continuing operations	(16)	1

Cash, beginning of year	125	109

Cash, end of period	$101	$102

Cash-continuing operations	$96	$93
Cash-discontinued operations	5	9
Cash-total	101	102
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNAF as of March 31, 2006.
The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in CNAF’s Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2005. The preparation of Condensed Consolidated Financial Statements (Unaudited) in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
The interim financial data as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.
Note B. Accounting Pronouncements
In May of 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Correction. This standard is a replacement of Accounting Policy Board Opinion No. 20, Accounting Changes, and FASB Standard No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred. In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines. This standard was effective for fiscal years beginning after December 15, 2005 and was adopted by the Company as of January 1, 2006. Adoption of this standard did not have an impact on the results of operations or equity of the Company.
In November of 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP nullifies certain requirements of The Emerging Issues Task Force Issue No. 03-1 (EITF 03-01), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which provided guidance on determining whether an impairment is other-than-temporary. This FSP replaces guidance set forth in EITF 03-01 with references to existing other-than-temporary impairment guidance and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP carries forward the requirements in EITF 03-01 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
the impairment is not other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, the discount or reduced premium would be amortized over the remaining life of the security based on future estimated cash flows. This standard was effective for reporting periods beginning after December 15, 2005 and was adopted by the Company as of January 1, 2006. Adoption of this standard increased net income by less than $1 million. The Company has implemented the required additional disclosures in these financial statements.
In December of 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123R), that amends Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123), as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). After the effective date of this standard, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally are required to measure compensation expense using a fair-value based method. The Company applied the modified prospective transition method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants, modifies, repurchases or cancels after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R was effective for the Company January 1, 2006. The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Adoption of this standard decreased net income by less than $1 million.
Prior to 2006, the Company applied the intrinsic value method under APB 25, and related interpretations, in accounting for its stock-based compensation plan. Under the recognition and measurement principles of APB 25, no stock-based compensation cost was recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date.
Note C. Earnings Per Share
Earnings per share available to common stockholders is based on weighted average outstanding shares. Basic and diluted earnings per share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock or common stock equivalents outstanding for the period. The weighted average number of shares outstanding for computing basic and diluted earnings per share was 256.0 million for the three months ended March 31, 2006 and 2005.
The Series H Cumulative Preferred Stock Issue (Series H Issue) is held by Loews and accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of March 31, 2006, the Company had $216 million of undeclared but accumulated dividends. The Series H Issue dividend amounts for the three months ended March 31, 2006 and 2005 have been subtracted from Net Income (Loss) from Continuing Operations to determine net income (loss) from continuing operations available to common stockholders.
Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2006 and 2005, approximately one million shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the exercise price of these options was greater than the average market price of CNA common stock.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The computation of earnings per share for the three months ended March 31, 2006 and 2005 is as follows:
Earnings Per Share

For the three months ended March 31	2006	2005
(In millions, except per share amounts)

Income from continuing operations	$235	$178
Less: undeclared preferred stock dividend	(19)	(17)

Income from continuing operations available to common stockholders	$216	$161

Weighted average outstanding common stock and common stock equivalents	256.0	256.0
Effect of dilutive securities, employee stock options	—	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	256.0	256.0

Basic and diluted earnings per share from continuing operations available to common stockholders	$0.84	$0.63

The following table illustrates the effect on net income and earnings per share data if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation under the Company’s stock-based compensation plans for the three months ended March 31, 2005.
Pro Forma Effect of SFAS 123 on Results

For the three months ended March 31	2005
(In millions, except per share amounts)

Income from continuing operations	$178
Less: undeclared preferred stock dividend	(17)

Income from continuing operations available to common stockholders	161

Income from discontinued operations, net of tax	7

Net income available to common stockholders	168
Less: Total stock-based compensation cost determined under the fair value method, net of tax	(1)

Pro forma net income available to common stockholders	$167

Basic and diluted earnings per share, as reported	$0.66

Basic and diluted earnings per share, pro forma	$0.66

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note D. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Three months ended March 31	2006	2005
(In millions)

Fixed maturity securities	$415	$364
Short term investments	65	32
Limited partnerships	74	79
Equity securities	6	4
Income (loss) from trading portfolio (a)	42	(30)
Interest on funds withheld and other deposits	(25)	(39)
Other	3	7

Gross investment income	580	417
Investment expense	(10)	(11)

Net investment income	$570	$406

(a) The change in net unrealized gains (losses) on trading securities included in net investment income was $2 million and $(8) million for the three months ended March 31, 2006 and 2005.
The components of realized investment results for available-for-sale securities are presented in the following table.
Realized Investment Gains (Losses)

Three months ended March 31	2006	2005
(In millions)

Fixed maturity securities:
U.S. Government bonds	$4	$(26)
Corporate and other taxable bonds	(20)	(21)
Tax-exempt bonds	25	7
Asset-backed bonds	(9)	7
Redeemable preferred stock	—	10

Total fixed maturity securities	—	(23)
Equity securities	3	14
Derivative securities	7	4
Short term investments	(2)	—
Other, including disposition of businesses, net of participating policyholders’ interest	—	(17)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	8	(22)
Allocated to participating policyholders’ and minority interests	1	3

Realized investment gains (losses)	$9	$(19)

Realized investment gains were $9 million for the three months ended March 31, 2006 as compared to realized investment losses of $19 million for the three months ended March 31, 2005. The increase in realized results was primarily driven by improved results in the fixed maturity and “other” sectors partly offset by decreased results for equities. For the three months ended March 31, 2006, other-than-temporary impairment (OTTI) losses of $10 million were recorded primarily in the corporate and other taxable bonds sector. This compared to OTTI losses for the three months ended March 31, 2005 of $32 million recorded across various sectors, including an OTTI loss of $13 million related to loans to a national contractor. See Note N for additional information on loans to the national contractor.

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
The following tables provide a summary of fixed maturity and equity securities investments.
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
March 31, 2006	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,421	$86	$4	$3	$1,500
Asset-backed securities	13,827	21	211	66	13,571
States, municipalities and political subdivisions — tax-exempt	4,936	137	39	11	5,023
Corporate securities	6,092	242	66	14	6,254
Other debt securities	2,965	174	28	1	3,110
Redeemable preferred stock	307	7	3	1	310
Options embedded in convertible debt securities	1	—	—	—	1

Total fixed maturity securities available-for-sale	29,549	667	351	96	29,769

Total fixed maturity securities trading	202	—	—	—	202

Equity securities available-for-sale:
Common stock	102	167	1	—	268
Preferred stock	377	17	—	—	394

Total equity securities available-for-sale	479	184	1	—	662

Total equity securities trading	58	—	—	—	58

Total	$30,288	$851	$352	$96	$30,691

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2005	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,355	$119	$4	$1	$1,469
Asset-backed securities	12,986	43	137	33	12,859
States, municipalities and political subdivisions — tax-exempt	9,054	193	31	7	9,209
Corporate securities	5,906	322	52	11	6,165
Other debt securities	2,830	234	18	2	3,044
Redeemable preferred stock	213	4	—	1	216
Options embedded in convertible debt securities	1	—	—	—	1

Total fixed maturity securities available-for-sale	32,345	915	242	55	32,963

Total fixed maturity securities trading	271	—	—	—	271

Equity securities available-for-sale:
Common stock	140	150	1	—	289
Preferred stock	322	22	1	—	343

Total equity securities available-for-sale	462	172	2	—	632

Total equity securities trading	49	—	—	—	49

Total	$33,127	$1,087	$244	$55	$33,915

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table summarizes, for fixed maturity and equity securities in an unrealized loss position at March 31, 2006 and December 31, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.
Unrealized Loss Aging

	March 31, 2006		December 31, 2005
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$9,767	$132	$9,976	$142
7-12 months	6,325	201	2,739	61
13-24 months	2,013	74	1,400	45
Greater than 24 months	389	19	219	7

Total investment grade	18,494	426	14,334	255

Non-investment grade:
0-6 months	479	8	632	29
7-12 months	229	10	118	10
13-24 months	44	3	122	3
Greater than 24 months	15	—	2	—

Total non-investment grade	767	21	874	42

Total fixed maturity securities	19,261	447	15,208	297

Equity securities:
0-6 months	39	—	49	2
7-12 months	23	1	1	—
13-24 months	1	—	—	—
Greater than 24 months	3	—	3	—

Total equity securities	66	1	53	2

Total fixed maturity and equity securities	$19,327	$448	$15,261	$299

An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization, previous OTTI and hedging, otherwise defined as an unrealized loss. When an investment is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. The Company follows a consistent and systematic process for recording an OTTI. The Company has established a committee responsible for the OTTI process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by the Company’s Chief Financial Officer. The Impairment Committee is responsible for analyzing watch list securities on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of OTTI indicators including, but not limited to, a significant adverse change in the financial condition and near term prospects of the issuer or a significant adverse change in legal factors, the business climate or credit ratings.
When a security is placed on the watch list, it is monitored for further market value changes and additional information related to the issuer’s financial condition. The focus is on objective evidence that may influence the evaluation of OTTI factors.
The decision to record an OTTI incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.
The Impairment Committee’s decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to remain below its book value in light of all of the factors considered. For securities considered to be OTTI, the security is adjusted to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Operations.
Beyond the current specific facts and circumstances, the Impairment Committee also considers the Company’s broader portfolio management objectives such as asset liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed OTTI in the period that the sale decision was made and an OTTI loss will be recognized.
At March 31, 2006, the carrying value of the general account fixed maturities was $29,971 million, representing 74% of the total investment portfolio. The net unrealized position associated with the fixed maturity portfolio included $447 million in gross unrealized losses, consisting of asset-backed securities which represented 62%, corporate bonds which represented 18%, municipal securities which represented 11%, and all other fixed maturity securities which represented 9%. Gross unrealized loss in any single issuer was 0.1% of the carrying value of the total general account fixed maturity portfolio. The total fixed maturity gross unrealized losses of $447 million included 1,569 securities which were, in aggregate, 2% below amortized cost. The gross unrealized losses on equities are $1 million, including 95 securities which, in aggregate, are below cost by 2%.
Given the current facts and circumstances, the Impairment Committee has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at March 31, 2006 or December 31, 2005, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination is presented below by major security type. The Company does not consider the unrealized loss related to any single issuer to be significant.
Asset-Backed Securities
The unrealized losses on the Company’s investments in asset-backed securities were caused primarily by a change in interest rates. This category includes mortgage-backed pass-through securities guaranteed by an agency of the U.S. government. There were 360 agency mortgage-backed securities and 4 agency collateralized mortgage obligations (CMOs) in an unrealized loss position as of March 31, 2006. The aggregate severity of the unrealized loss on these securities was 4% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected principal payments of the underlying collateral.
The remainder of the holdings in this category are corporate mortgage-backed pass-through, collateralized mortgage obligations and corporate asset-backed structured securities. The holdings in these sectors include 429 securities in an unrealized loss position with over 92% of these unrealized losses related to securities rated AAA. The aggregate severity of the unrealized loss was 2% of amortized cost. The contractual cash flows on the asset-backed structured securities are pass-through but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. The Company purchased the majority of those investments at a discount relative to their face amount. Within this category, securities subject to EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), are monitored for adverse changes in cash flow projections. If there are adverse changes in cash flows the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. There was no adverse change in estimated cash flows noted for the EITF 99-20 securities, which have an aggregate unrealized loss of $13.5 million and an aggregate severity of the unrealized loss of 1% of amortized cost.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Because the decline in fair value was primarily attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2006.
States, Municipalities and Political Subdivisions — Tax-Exempt Securities
The unrealized losses on the Company’s investment in municipal securities were caused primarily by changes in interest rates. The Company invests in tax-exempt municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. Of the 338 securities in an unrealized loss position in the municipal portfolio, over 99% of these unrealized losses related to securities A rated or above where the cash flows are secured by the credit of the issuer. The aggregate unrealized loss severity in this category was 2% of amortized cost. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2006.
Corporate Securities
The Company’s portfolio management objective for corporate bonds focuses on sector and issuer exposures and value analysis within sectors. In order to maximize the total return objectives, corporate bonds are analyzed on a risk adjusted basis compared to other opportunities that are available in the market. Trading decisions may be made based on an issuer that may be overvalued in our portfolio compared to a like issuer that may be undervalued in the market. The Company also monitors issuer exposure and broader industry sector exposures and may reduce exposures based on its current view of a specific issuer or sector.
The unrealized losses on the Company’s investment in corporate bonds were caused primarily by a change in interest rates. Of the unrealized losses in this category, 78% relate to securities rated as investment grade (rated BBB or higher) and are diversified across 11 industry sectors and 300 securities. The aggregate severity of the unrealized loss was less than 3% of amortized cost. Within corporate bonds, the largest industry sectors were financial, communications and consumer cyclical, which as a percentage of total gross unrealized losses were 39%, 18% and 16% at March 31, 2006. The decline in market value is primarily attributable to changes in interest rates and macro conditions in certain sectors that the market views as temporarily out of favor. Because the decline is not related to specific credit quality issues, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2006.
Investment Commitments
As of March 31, 2006 and December 31, 2005, the Company had committed approximately $105 million and $191 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of March 31, 2006 and December 31, 2005, the Company had commitments to purchase $92 million and $82 million, and sell $39 million and $12 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Condensed Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of March 31, 2006 and December 31, 2005, the Company had obligations on unfunded bank loan participations in the amount of $34 million and $21 million.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note E. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments follows.
Derivative Financial Instruments Recognized Gains (Losses)

For the three months ended March 31	2006	2005
(In millions)

General account
Without hedge designation
Swaps	$6	$3
Futures sold, not yet purchased	2	—
Currency forwards	—	1
Commitments to purchase government and municipal securities (TBAs)	(1)	—
Options embedded in convertible bonds	—	(12)

Trading activities
Futures purchased	29	(33)
Currency forwards	1	—
Options written	—	1

Total general account	$37	$(40)

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments.
Derivative Financial Instruments

	Contractual/	Estimated	Estimated
As of March 31, 2006	Notional	Fair Value	Fair Value
(In millions)	Amount	Asset	(Liability)

General account
Without hedge designation
Swaps	$344	$—	$(5)
Currency forwards	37	—	—
Commitments to purchase government and municipal securities (TBAs)	200	—	(1)
Equity warrants	6	2	—
Options embedded in convertible debt securities	12	1	—

Trading activities
Futures purchased	778	—	(2)
Futures sold, not yet purchased	145	—	—
Currency forwards	41	1	—
Commitments to purchase government and municipal securities (TBAs)	16	—	—

Total general account	$1,579	$4	$(8)

Separate accounts
Options written	$7	$—	$—

Total	$7	$—	$—

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Derivative Financial Instruments

	Contractual/	Estimated	Estimated
As of December 31, 2005	Notional	Fair Value	Fair Value
(In millions)	Amount	Asset	(Liability)

General account
With hedge designation
Swaps	$265	$—	$(1)
Without hedge designation
Swaps	756	—	(8)
Currency forwards	15	—	—
Equity warrants	6	2	—
Options embedded in convertible debt securities	12	1	—

Trading activities
Futures purchased	1,058	—	(4)
Futures sold, not yet purchased	166	—	—
Currency forwards	59	—	(1)
Commitments to purchase mortgage-backed securities	21	—	—
Options purchased	20	—	—
Options written	21	—	—

Total general account	$2,399	$3	$(14)

Separate accounts
Options written	$7	$—	$—

Total	$7	$—	$—

Options embedded in convertible debt securities are classified as fixed maturity securities in the Condensed Consolidated Balance Sheets, consistent with the host instruments.
Note F. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
On August 1, 2005, CNAF and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs in this litigation allege improprieties in the payment of contingent commissions to brokers and bid rigging in connection with the sale of various lines of insurance. The plaintiffs further allege the existence of a conspiracy and assert claims for federal and state antitrust law violations, for violations of the federal Racketeer Influenced and Corrupt Organizations Act and for recovery under various state common law theories. The Company believes it has meritorious defenses to this action and intends to defend the case vigorously.
The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
California Wage and Hour Litigation
Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. Plaintiffs seek “overtime compensation,” “penalty wages,” and “other statutory penalties” without specifying any particular amounts. Although it has denied the material allegations of the amended complaint, the Company has entered into a settlement agreement with plaintiffs which has been preliminarily approved by the Court. A final approval hearing has been scheduled for July 2006. The Company previously recorded a liability in anticipation of this settlement, therefore resolution of this matter is not expected to have a material impact on results of operations.
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
The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.
Voluntary Market Premium Litigation
CNA, along with dozens of other insurance companies, is currently a defendant in nine cases, including eight purported class actions, brought by large policyholders. The complaints differ in some respects, but generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment. The Company has denied the material allegations made in these cases and, based on facts and circumstances presently known, in the opinion of management the resolution of these cases will not materially affect the equity of the Company, although the results of operations may be adversely affected.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company. Catastrophe losses of $12 million in the first quarter of 2006 related primarily to tornadoes, as compared to $1 million of catastrophes in the same period of 2005.
Claim and claim adjustment expense reserves are presented net of amounts due from insureds related to losses under high deductible policies. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts for insurance receivables.
The following tables summarize the gross and net carried reserves as of March 31, 2006 and December 31, 2005.
March 31, 2006

Gross and Net Carried			Life and	Corporate
Claim and Claim Adjustment Expense Reserves	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total

Gross Case Reserves	$7,216	$1,834	$2,523	$3,085	$14,658
Gross IBNR Reserves	7,689	3,482	708	4,004	15,883

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,905	$5,316	$3,231	$7,089	$30,541

Net Case Reserves	$5,028	$1,358	$1,463	$1,385	$9,234
Net IBNR Reserves	6,107	2,523	383	1,942	10,955

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,135	$3,881	$1,846	$3,327	$20,189

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
December 31, 2005

Gross and Net Carried			Life and	Corporate
Claim and Claim Adjustment Expense Reserves	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total

Gross Case Reserves	$7,033	$1,907	$2,542	$3,297	$14,779
Gross IBNR Reserves	8,051	3,298	735	4,075	16,159

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$15,084	$5,205	$3,277	$7,372	$30,938

Net Case Reserves	$5,165	$1,442	$1,456	$1,554	$9,617
Net IBNR Reserves	6,081	2,352	381	1,902	10,716

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,246	$3,794	$1,837	$3,456	$20,333

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.
APMT Reserves

	March 31, 2006		December 31, 2005
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$2,919	$626	$2,992	$680
Ceded reserves	(1,411)	(230)	(1,438)	(257)

Net reserves	$1,508	$396	$1,554	$423

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
As of March 31, 2006 and December 31, 2005, CNA carried approximately $1,508 million and $1,554 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $1 million and $2 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2006 and 2005. The Company paid asbestos-related claims, net of reinsurance recoveries, of $47 million and $53 million for the three months ended March 31, 2006 and 2005.
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
On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow — Liptak Corporation. Under the agreement, CNA is required to pay $74 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow — Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003 and in June 2006 the court is scheduled to consider confirmation of a bankruptcy plan containing an injunction to protect CNA from any future claims.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (Keasbey) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling was affirmed on March 31, 2005 by Appellate Division, First Department. The trial in the Keasbey coverage action commenced on July 13, 2005; closing arguments concluded on October 28, 2005. The Court reopened the record in January 2006 for additional evidentiary submissions and briefing, and additional closing arguments were held March 27, 2006. It is unclear when the Company will have a decision from the trial court. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether the Company’s responsibilities extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; and (h) the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (Burns & Roe). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The litigation involves disputes over the confirmation of the Plan of Reorganization in bankruptcy, the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. On December 5, 2005, Burns & Roe filed its Third Amended Plan of Reorganization (“Plan”). A confirmation hearing relating to that Plan is anticipated in 2007. Coverage issues will be determined in a later proceeding. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
CIC and affiliated entities issued certain primary and excess policies to Bendix Corporation (Bendix), now part of Honeywell International, Inc. (Honeywell). Honeywell faces approximately 79,320 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagreed about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserted that it owed no further material obligations to Bendix under any primary policy. Honeywell alleged that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. On May 15, 2000, CIC filed an action captioned Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) to resolve these and other issues. CNA and Honeywell have reached a settlement of their claims against one another. Under the settlement, CNA will make no payment and have no further obligations under its primary policies. CNA also will receive certain releases and credits against its excess insurance obligations and will pay its remaining excess obligations up to the stated policy limit as they accrue according to an agreed-upon schedule. The outcome of the settlement was contemplated in the Company’s asbestos loss reserves.
Suits have also been initiated directly against two CNA companies and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 70 Ohio actions filed to date, plaintiffs initially alleged that the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs. (E.g. Varner v. Ford Motor Co., (Ohio Ct. Common Pl., filed June 12, 2003); Peplowski v. ACE American Ins. Co., (N.D. Ohio, filed April 1, 2004) and Cross v. Garlock, Inc. (Ohio Ct. Common Pl., filed September 1, 2004)). In the most recent of these cases, plaintiffs have made only negligent undertaking claims against the insurers. (E.g., Ball v. Goodyear Tire & Rubber Co. (Ohio Ct. Common Pl., filed May 16, 2005)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no basis for spoliation, conspiracy and concert of action claims. That ruling was affirmed on appeal. Bugg v. Am. Std., Inc., No. 84829 (Ohio Ct. App. May 26, 2005). The Cuyahoga County court has continued to dismiss substantially similar types of complaints and plaintiffs have either failed to appeal the dismissals or have voluntarily dismissed their appeals. Nonetheless, plaintiffs continued to file additional similar suits, although at this point, all but one case in that court has been dismissed and that case makes no substantive claims against CNA named as a defendant. (Maynard v. The Louis Berkman Co., (Ohio Ct. Common Pl. filed Jan. 29, 2006)). The only other case that remains is Peplowski, which was transferred to the federal Multi-District Litigation court in October 2004 and has been dormant since then. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Similar lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (E.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and two Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. More recently, a different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. After that court denied a related challenge to jurisdiction, the insurers transferred those cases, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases, and the cases remain in that court. The insurers have petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the cases on jurisdictional and substantive grounds. With

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 28, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against five specifically named asbestos defendants. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflected two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005 and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint greatly expands the scope of the action against the insurers, including CCC. Under the Amended Complaint, the defendant insurers, including CCC, have now been sued for alleged violations of the UTPA in connection with handling and resolving asbestos personal injury and wrongful death claims in West Virginia courts against all their insureds if those claims were resolved before June 30, 2001. CCC, along with other insurer defendants removed the Adams case to Federal court, Adams v. Ins. Co. of North America (INA) et al. (S.D. W. Va. No. 2:05-CV-0527). A motion by plaintiffs to remand the case to state courts was granted on March 30, 2006. Numerous factual and legal issues remain to be resolved that are critical to the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency and factual validity of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to the Company’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; (g) the appropriateness of the case for class action treatment; and (h) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA’s business, insurer financial strength and debt ratings, results of operations and/or equity.
Environmental Pollution and Mass Tort
As of March 31, 2006 and December 31, 2005, CNA carried approximately $396 million and $423 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the three months ended March 31, 2006 or 2005. The Company recorded $10 million and $5 million of current accident year losses related to mass tort for the three months ended March 31, 2006 and 2005. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $37 million and $52 million for the three months ended March 31, 2006 and 2005.
Net Prior Year Development
Unfavorable net prior year development of $6 million was recorded for the three months ended March 31, 2006, including $59 million of unfavorable claim and allocated claim adjustment expense reserve development and $53 million of favorable premium development. Unfavorable net prior year development of $68 million, including $133 million of unfavorable claim and allocated claim adjustment expense reserve development and $65 million of favorable premium development, was recorded for the three months ended March 31, 2005. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below excludes the impact of the provision for uncollectible reinsurance. See Note H for further discussion of the provision for uncollectible reinsurance.
The Company records favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties was fully utilized in 2003, the ceded premiums and losses for an individual segment may change in subsequent years because of the re-estimation of the subject losses or commutations of the underlying contracts. In 2005, the Company commuted a corporate aggregate reinsurance treaty. See Note H for further discussion of the remaining corporate aggregate reinsurance treaty.
For the three months ended March 31, 2006, the Company recorded no net prior year development related to the corporate aggregate reinsurance treaties. For the three months ended March 31, 2005, the Company recorded unfavorable net prior year development of $12 million related to the corporate aggregate reinsurance treaties, consisting of $9 million of unfavorable development in Standard Lines, $5 million of favorable development in Specialty Lines and $8 million of unfavorable development in Corporate and Other Non-Core.
The following discussion includes the net prior year development recorded for Standard Lines, Specialty Lines and Corporate and Other Non-Core. Favorable net prior year development of $15 million and $16 million was recorded in the Life and Group Non-Core segment for the three months ended March 31, 2006 and 2005.
2006 Net Prior Year Development
Standard Lines
Unfavorable net prior year development of $10 million was recorded for the three months ended March 31, 2006, including $59 million of unfavorable claim and allocated claim adjustment expense reserve development and $49 million of favorable premium development.
Approximately $17 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to the commercial auto, monoline and package liability, primarily in accident years 2004, 2000 and prior. Approximately $11 million of favorable claim and allocated claim adjustment expense reserve development was related to lower severities on the excess and surplus lines business, in accident years 2000 and subsequent. Approximately $22 million of favorable claim and allocated claim adjustment

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
expense reserve development was related to continued improvement in the severity and number of claims for property coverages, primarily in accident year 2005.
Approximately $15 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased severity in liability coverages for large account policies.
The remainder of the unfavorable claim and allocated claim adjustment expense reserve development was primarily attributed to increased severity trends for workers compensation. The favorable net prior year premium development was recorded mainly as a result of additional premium resulting from audits on recent policies, primarily workers compensation.
Specialty Lines
Favorable net prior year development of $3 million was recorded for the three months ended March 31, 2006. This amount consisted of $5 million of unfavorable claim and allocated claim adjustment expense development and $8 million of favorable premium development.
Approximately $15 million of unfavorable claim and allocated claim adjustment expense reserve development was primarily related to large claims from large law firm errors and omissions, and directors & officers coverages, offset by favorable claim and allocated claim adjustment expense reserve development in the warranty line of business. The remainder of the unfavorable claim and allocated claim adjustment expense reserve development was due to additional losses recorded on favorable premium development.
Corporate and Other Non-Core
Unfavorable net prior year development of $14 million was recorded for the three months ended March 31, 2006. This amount consisted of $7 million of unfavorable claim and allocated claim adjustment expense development and $7 million of unfavorable premium development.
The unfavorable claim and allocated claim adjustment expense reserve development was primarily related to the financial guarantee line of business, and an adverse arbitration ruling that was offset by a release of a previously established allowance for uncollectible reinsurance. This unfavorable claim and allocated claim adjustment expense reserve development was partially offset by the favorable loss development impact of an assumed reinsurance commutation. The unfavorable premium development was also related to this reinsurance commutation.
2005 Net Prior Year Development
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
Note H. Reinsurance
CNA cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet their obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property, workers compensation and professional liability. Corporate catastrophe reinsurance is also purchased for property and workers compensation exposure. Most reinsurance contracts are purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines. In addition, CNA assumes reinsurance as a member of various reinsurance pools and associations.
The following table summarizes the amounts receivable from reinsurers at March 31, 2006 and December 31, 2005.

Components of reinsurance receivables	March 31, 2006	December 31, 2005
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$10,352	$10,605
Ceded future policy benefits	1,104	1,193
Ceded policyholders’ funds	56	56
Billed reinsurance receivables	651	582

Reinsurance receivables	12,163	12,436
Allowance for uncollectible reinsurance	(520)	(519)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$11,643	$11,917

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The Company has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $520 million and $519 million at March 31, 2006 and December 31, 2005. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” in the Condensed Consolidated Statements of Operations.
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
The effects of reinsurance on earned premiums are shown in the following table.
Components of Earned Premiums

Three months ended March 31	Direct	Assumed	Ceded	Net
(In millions)

2006
Property and casualty	$2,194	$21	$509	$1,706
Accident and health	192	16	45	163
Life	25	—	25	—

Total earned premiums	$2,411	$37	$579	$1,869

2005
Property and casualty	$2,522	$58	$846	$1,734
Accident and health	308	14	158	164
Life	45	—	44	1

Total earned premiums	$2,875	$72	$1,048	$1,899

Included in the direct and ceded earned premiums for the three months ended March 31, 2006 and 2005 are $348 million and $847 million related to business that is 100% reinsured as a result of business dispositions and a significant captive program.
Life premiums are primarily from long duration contracts; property and casualty premiums and accident and health premiums are primarily from short duration contracts.
Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Reinsurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits, may require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite products, the Company assesses risk transfer for each contract generally by developing quantitative analyses at contract inception which measure the present value of potential reinsurer losses as compared to the present value of the related premium.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Funds Withheld Reinsurance Arrangements
The Company’s overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaty discussed in more detail below, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash are recorded as funds withheld liabilities. The Company is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Condensed Consolidated Balance Sheets.
Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $1,059 million and $1,050 million at March 31, 2006 and December 31, 2005. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaty, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur interest costs on these contracts for several years.
The following table summarizes the pretax impact of these contracts, including the corporate aggregate reinsurance treaty discussed in further detail below. In 2003, the Company discontinued purchases of such contracts. Effective October 1, 2005, the Aggregate Cover, which was a corporate aggregate reinsurance treaty related to the 1999 through 2001 accident years and covered substantially all of the Company’s property and casualty lines of business, was commuted.

Three months ended March 31	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

2006
Ceded earned premium	$—	$—	$(2)	$(2)
Ceded claim and claim adjustment expense	—	—	—	—
Ceding commissions	—	—	—	—
Interest charges	—	(17)	(7)	(24)

Pretax expense	$—	$(17)	$(9)	$(26)

2005
Ceded earned premium	$(12)	$—	$62	$50
Ceded claim and claim adjustment expense	—	—	(69)	(69)
Ceding commissions	—	—	(33)	(33)
Interest charges	(24)	(16)	2	(38)

Pretax expense	$(36)	$(16)	$(38)	$(90)

Included in “All Other” above for the first quarter of 2005 is approximately $24 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact from the arbitration ruling of $10 million pretax expense for the three months ended March 31, 2005.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The pretax impact by operating segment of the Company’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties, was as follows:

Three months ended March 31	2006	2005
(In millions)

Standard Lines	$(13)	$(66)
Specialty Lines	(2)	(7)
Corporate and Other	(11)	(17)

Pretax expense	$(26)	$(90)

Corporate Aggregate Reinsurance Treaty
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
Note I. Benefit Plans
Pension and Postretirement Healthcare and Life Insurance Benefit Plans
CNAF and certain subsidiaries sponsor noncontributory pension plans typically covering full-time employees age 21 or over who have completed at least one year of service. In 2000, the CNA Retirement Plan was closed to new participants; instead, retirement benefits are provided to these employees under the Company’s savings plans. While the terms of the pension plans vary, benefits are generally based on years of credited service and the employee’s highest 60 consecutive months of compensation. CNA uses December 31 as the measurement date for the majority of its plans.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The components of net periodic benefit costs are presented in the following table.
Net Periodic Benefit Costs

Three months ended March 31	2006	2005
(In millions)

Pension Benefits
Service cost	$8	$8
Interest cost on projected benefit obligation	37	36
Expected return on plan assets	(40)	(38)
Prior service cost amortization	1	1
Actuarial loss	10	7

Net periodic pension cost	$16	$14

Postretirement benefits
Service cost	$1	$—
Interest cost on projected benefit obligation	3	3
Prior service cost amortization	(7)	(7)
Actuarial loss	1	1

Net periodic postretirement cost (benefit)	$(2)	$(3)

At December 31, 2005, CNA expected to contribute $7 million to its pension plans and $14 million to its postretirement healthcare and life insurance benefit plans in 2006. As of March 31, 2006, $2 million of contributions have been made to its pension plans and $1 million to its postretirement healthcare and life insurance benefit plans. CNA plans to contribute an additional $5 million to its pension plans and $13 million to its postretirement healthcare and life insurance benefit plans during the remainder of 2006.
Stock-Based Compensation
The Board of Directors approved the CNA Long Term Incentive Plan (the LTI Plan) during 1999 and subsequently merged it with the CNA Financial Corporation Incentive Compensation Plan in February 2000. The LTI Plan authorizes the grant of options and stock appreciation rights (SARs) to certain management personnel for up to 4 million shares of the Company’s common stock. All options and SARs granted have ten-year terms and vest ratably over the four-year period following the date of grant. The number of shares available for the granting of options under the LTI Plan as of December 31, 2005, was approximately 2 million.
The following table presents activity under the LTI Plan during the three months ended March 31, 2006.
Options and SARs Plan Activity

		Weighted
		Average Option
	Number	Price per
	of Awards	Award
Balance at January 1, 2006	1,628,600	$28.71
Awards granted	327,000	30.98
Awards exercised	(1,600)	25.73
Awards forfeited	(15,500)	28.11

Balance at March 31, 2006	1,938,500	$29.09

Awards exercisable at March 31, 2006	1,035,000	$29.95

In the first quarter of 2006, the Company awarded SARs totaling 327,000 shares. The SARs balance at March 31, 2006 was 323,800 shares with 3,200 shares forfeited during the first quarter.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
At March 31, 2006, the Company’s non-vested portion of a restricted stock grant totals 15,000 shares with a grant-date fair value of $392 thousand.
The weighted-average grant-date fair value of awards granted during the quarter ended March 31, 2006 was $10.72. The weighted-average remaining contractual term of awards outstanding and exercisable as of March 31, 2006, were 7.18 years and 5.85 years. The aggregate intrinsic value of awards outstanding and exercisable at March 31, 2006 were $7 million and $3 million. The total intrinsic value of awards exercised during the quarter ended March 31, 2006 was $9 thousand.
The fair value of granted options and SARs was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes model incorporates a risk free rate of return and various assumptions, regarding the underlying common stock and the expected life of the securities granted. Different interest rates and assumptions were used for each grant, as appropriate at that date. The risk free interest rates used ranged from 2.7% to 4.6%. The estimates of the underlying common stock’s volatility ranged from 22.3% to 25.2%, and the expected dividend yield was 0% for all valuations. The expected life of the securities granted ranged from 5.0 to 6.3 years.
CNA Surety has reserved shares of its common stock for issuance to directors, officers and employees of CNA Surety through incentive stock options, non-qualified stock options and stock appreciation rights under separate plans (CNA Surety Plans). The CNA Surety Plans have in the aggregate 3.3 million shares available for which options may be granted. At March 31, 2006, approximately 1.3 million options were outstanding under these plans. CNA Surety also adopted SFAS 123R effective January 1, 2006. The data provided in the preceding paragraphs does not include CNA Surety’s stock-based compensation plans.
The Company recorded stock-based compensation expense of $742 thousand and $118 thousand during the three months ended March 31, 2006 and 2005. The related income tax benefit recognized was $260 thousand and $41 thousand. These amounts include compensation in the form of restricted stock grants awarded by the Company and expense recorded by CNA Surety for these periods. At March 31, 2006, the compensation cost related to nonvested awards not yet recognized was $6.6 million, and the weighted average period over which it is expected to be recognized is 1.6 years.
Note J. Commitments, Contingencies and Guarantees
Commitments and Contingencies
In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At March 31, 2006 and December 31, 2005, there were approximately $29 million and $30 million of outstanding letters of credit.
The Company is obligated to make future payments totaling $252 million for non-cancelable operating leases expiring from 2006 through 2016 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $40 million in 2006; $46 million in 2007; $39 million in 2008; $31 million in 2009; $27 million in 2010; and $69 million in 2011 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $21 million as of March 31, 2006. Estimated future minimum payments under these contracts are as follows: $13 million in 2006 and $8 million in 2007.
The Company currently has an agreement in place for services to be rendered in relation to employee benefits, administration and consulting. If the Company terminates this agreement without cause, or the agreement is terminated due to the Company’s default, prior to the end of any renewal term, the Company shall pay the greater of fifteen percent of the average monthly fees related to such services for the remainder of the term, or the specified minimum termination fee for the year. The minimum termination fee for the year ending December 31, 2006 is $8 million.
Guarantees
CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees was approximately $6 million at March 31, 2006.
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at March 31, 2006 that the Company could be required to pay under this guarantee are approximately $229 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.
CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees was approximately $6 million at March 31, 2006.
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2006 the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $938 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2006, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. The Company recorded approximately $62 million and $65 million of other liabilities related to these indemnification agreements as of March 31, 2006 and December 31, 2005.
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
Comprehensive Income (Loss)

For the three months ended March 31	2006	2005
(In millions)

Net income	$229	$185

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains/losses arising during the period, net of tax benefit of $132 and $131	(244)	(242)
Net unrealized gains/losses at beginning of period included in realized gains/losses during the period, net of tax benefit of $3 and $31	(7)	(58)

Net change in unrealized gains/losses on general account investments, net of tax benefit of $135 and $162	(251)	(300)
Net change in unrealized gains/losses on discontinued operations and other, net of tax benefit (expense) of $2 and $(3)	1	(9)
Foreign currency translation adjustment	3	(6)
Net change in minimum pension liability, net of tax benefit of $0 and $0	(1)	—
Allocation to participating policyholders’ and minority interests	9	10

Other comprehensive loss, net of tax benefit of $137 and $159	(239)	(305)

Total comprehensive loss	$(10)	$(120)

Note L. Business Segments
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
Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) cumulative effects of changes in accounting principles. In the calculation of net operating income, management excludes after-tax net realized investment gains or losses because net realized investment gains or losses related to the Company’s investment portfolio are largely

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
discretionary, except for losses related to other-than-temporary impairments, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in insurance operations.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
For the three months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
March 31, 2006
(In millions)

Net earned premiums	$1,086	$628	$163	$(7)	$(1)	$1,869
Net investment income	228	87	187	68	—	570
Other revenues	20	33	12	1	(13)	53

Total operating revenues	1,334	748	362	62	(14)	2,492

Claims, benefits and expenses:
Net incurred claims and benefits	780	372	306	28	1	1,487
Policyholders’ dividends	4	1	—	—	—	5
Amortization of deferred acquisition costs	238	127	4	1	—	370
Other insurance related expenses	101	37	53	17	(2)	206
Other expenses	19	32	13	30	(13)	81

Total claims, benefits and expenses	1,142	569	376	76	(14)	2,149

Operating income (loss) from continuing operations before income tax and minority interest	192	179	(14)	(14)	—	343
Income tax (expense) benefit on operating income (loss)	(56)	(59)	11	4	—	(100)
Minority interest	(3)	(6)	—	—	—	(9)

Net operating income (loss) from continuing operations	133	114	(3)	(10)	—	234

Realized investment gains (losses), net of participating policyholders’ and minority interests	13	3	(12)	5	—	9
Income tax (expense) benefit on realized investment gains (losses)	(4)	(1)	5	(8)	—	(8)

Income (loss) from continuing operations	$142	$116	$(10)	$(13)	$—	$235

As of March 31, 2006
(In millions)

Reinsurance receivables	$3,953	$1,496	$2,568	$4,146	$—	$12,163

Insurance receivables	$1,845	$433	$35	$(9)	$—	$2,304

Insurance reserves:
Claim and claim adjustment expense	$14,905	$5,316	$3,231	$7,089	$—	$30,541
Unearned premiums	1,989	1,662	173	26	(3)	3,847
Future policy benefits	—	—	6,339	—	—	6,339
Policyholders’ funds	32	—	1,153	—	—	1,185

Deferred acquisition costs	$413	$275	$510	$—	$—	$1,198

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
For the three months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
March 31, 2005
(In millions)

Net earned premiums	$1,169	$573	$166	$(6)	$(3)	$1,899
Net investment income	183	56	106	61	—	406
Other revenues	21	31	33	12	(19)	78

Total operating revenues	1,373	660	305	67	(22)	2,383

Claims, benefits and expenses:
Net incurred claims and benefits	830	357	234	10	(2)	1,429
Policyholders’ dividends	4	1	—	—	—	5
Amortization of deferred acquisition costs	239	130	7	2	—	378
Other insurance related expenses	139	24	54	10	(1)	226
Other expenses	26	28	14	36	(19)	85

Total claims, benefits and expenses	1,238	540	309	58	(22)	2,123

Operating income (loss) from continuing operations before income tax and minority interest	135	120	(4)	9	—	260
Income tax (expense) benefit on operating income (loss)	(32)	(36)	5	2	—	(61)
Minority interest	(2)	(5)	—	—	—	(7)

Net operating income from continuing operations	101	79	1	11	—	192

Realized investment gains (losses), net of participating policyholders’ and minority interests	(5)	1	(5)	(10)	—	(19)
Income tax (expense) benefit on realized investment gains (losses)	(3)	2	2	4	—	5

Income (loss) from continuing operations	$93	$82	$(2)	$5	$—	$178

As of December 31, 2005
(In millions)

Reinsurance receivables	$3,968	$1,493	$2,707	$4,268	$—	$12,436

Insurance receivables	$1,826	$375	$105	$5	$—	$2,311

Insurance reserves:
Claim and claim adjustment expense	$15,084	$5,205	$3,277	$7,372	$—	$30,938
Unearned premiums	1,952	1,577	168	9	—	3,706
Future policy benefits	—	—	6,297	—	—	6,297
Policyholders’ funds	30	—	1,465	—	—	1,495

Deferred acquisition costs	$408	$274	$515	$—	$—	$1,197

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ and minority interests.
Revenue by Line of Business

For the three months ended March 31	2006	2005
(In millions)

Standard Lines
Property	$163	$153
Casualty	952	1,012
CNA Global	232	203

Standard Lines revenue	1,347	1,368

Specialty Lines
Professional Liability Insurance (CNA Pro)	581	495
Surety	102	94
Warranty	68	72

Specialty Lines revenue	751	661

Life and Group Non-Core
Life & Annuity	108	38
Health	224	229
Other	18	33

Life and Group Non-Core revenue	350	300

Corporate and Other Non-Core
CNA Re	17	16
Other	50	41

Corporate and Other Non-Core revenue	67	57

Eliminations	(14)	(22)

Total revenue	$2,501	$2,364

Note M. Significant Transactions
Managed Care Holdings Corporation
On March 31, 2005, the Company completed the sale of Managed Care Holdings Corporation, and its subsidiary, Caronia Corporation, to Octagon Risk Services, Incorporated, for approximately $16 million. As a result of the sale, CNA recorded a realized gain of approximately $1 million after-tax. The revenues and the net income of the business sold were $4 million and $0.2 million for the three months ended March 31, 2005. Additionally, the Company’s goodwill decreased $17 million as a result of the sale.
Specialty Medical Business
On January 6, 2005, the Company completed the sale of its specialty medical business to Aetna Inc. As a result of the sale, CNA recorded a realized gain of approximately $9 million in 2005, of which $3 million was recognized in the first quarter of 2005. The revenue of the business sold was $7 million for the three months ended March 31, 2005. Net income related to this business was $3 million for the three months ended March 31, 2005.
Note N. Related Party Transactions
CNA reimburses Loews, or pays directly, for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA. In 2005, the amounts reimbursed or paid by CNA were approximately $23 million.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. For the three months ended March 31, 2006, CNA received $68 million from Loews while CNA paid $60 million to Loews for the three months ended March 31, 2005. CNA’s consolidated federal income taxes payable at March 31, 2006 includes a $39 million payable to Loews and a $15 million payable related to affiliates less than 80% owned which settled their income taxes directly with the Internal Revenue Service (IRS). At December 31, 2005, CNA’s consolidated federal income taxes recoverable includes a $68 million recoverable from Loews and a $6 million payable related to affiliates less than 80% owned.
CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten-year term maturing between October of 2008 and May of 2010, and are secured by the stock purchased. The carrying value of the loans as of March 31, 2006 exceeds the fair value of the related common stock collateral by $17 million.
CNA Surety Corporation
Loans to National Contractor
CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF provided loans to the contractor through a credit facility. Due to reduced operating cash flow at the contractor these loans were fully impaired through realized investment losses in 2004 and 2005, including a pretax impairment charge of $13 million during the first quarter of 2005. The Company no longer provides additional liquidity to the contractor and has not recognized interest related to the loans since June 30, 2005.
In addition to the impairment of loans under the credit facility, the Company determined that the contractor would likely be unable to meet its obligations under the surety bonds. Accordingly, during 2005, CNA Surety established $110 million of surety loss reserves in anticipation of future loss payments, $50 million of which was ceded to CCC under the reinsurance agreements discussed below. Further deterioration of the contractor’s operating cash flow could result in higher loss estimates and trigger additional reserve actions. If any such reserve additions were taken, CCC would have all further surety bond exposure through the reinsurance arrangements. During the first quarter of 2006, CNA Surety paid $12 million related to surety losses of the contractor. As of March 31, 2006, CNA Surety has made total payments of approximately $38 million to settle outstanding bonded obligations of the contractor.
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
CCC provides reinsurance protection to CNA Surety for losses in excess of an aggregate of $60 million associated with the contractor. This treaty provides coverage for the life of bonds either in force or written from January 1, 2005 to December 31, 2005. CCC and CNA Surety agreed by addendum to extend this contract for twelve months, expiring on December 31, 2006.
CCC and CNA Surety continue to engage in periodic discussions with insurance regulatory authorities regarding the level of surety bonds provided for this contractor and will continue to apprise those authorities of the status of their ongoing exposure to this account.
Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, reduce CNA Surety’s and ultimately the Company’s exposure to loss. While the Company believes that the contractor’s continuing restructuring efforts may be successful, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the credit facility or under the Company’s surety bonds could have a material adverse effect on the Company’s results of operations. If such failures occur, the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Company estimates the additional surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $90 million pretax.
CNAF has also guaranteed or provided collateral for the contractor’s letters of credit. As of March 31, 2006 and December 31, 2005, these guarantees and collateral obligations aggregated $13 million.
Note O. Statutory Accounting Practices
CNA’s domestic and foreign insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to fixed maturity securities. The National Association of Insurance Commissioners (NAIC) has codified statutory accounting principles to foster more consistency among the states for accounting guidelines and reporting.
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
CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus as of March 31, 2006 or December 31, 2005.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation — Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2006, CCC is in a positive earned surplus position, enabling CCC to pay approximately $207 million of dividend payments for the remainder of 2006 that would not be subject to the Department’s prior approval. In February of 2006, the Department approved extraordinary dividends in the amount of $344 million to be used to fund CNAF’s 2006 debt service and principal repayment requirements. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life and group insurance subsidiaries, were as follows.
Preliminary Statutory Information

			Statutory Net Income
	Statutory Capital and Surplus		Three months ended March 31,
	March 31, 2006	December 31, 2005	2006	2005
(In millions)

Property and casualty companies (a)	$7,193	$6,940	$166	$580
Life and group insurance company	640	627	10	22
(a) Surplus includes the property and casualty companies’ equity ownership of the life and group company’s capital and surplus.
Note P. Discontinued Operations
CNA has discontinued operations which consist of run-off insurance operations acquired in its merger with The Continental Corporation in 1995. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
business encompassing property, casualty, the London Market and marine liabilities. The run-off operations are concentrated in United Kingdom and Bermuda subsidiaries also acquired in the merger.
Operating results of the discontinued operations were as follows:
Discontinued Operations

For the three months ended March 31	2006	2005
(In millions)

Revenues:
Net investment income	$4	$4
Other	—	(6)

Total revenues	4	(2)
Insurance related (expenses) benefits	(10)	9

Income (loss) before income taxes	(6)	7
Income tax (expense) benefit	—	—

Income (loss) from discontinued operations, net of tax	$(6)	$7

Net assets of discontinued operations are included in Other Assets in the Consolidated Balance Sheets and were as follows:
Discontinued Operations

(In millions)	March 31, 2006	December 31, 2005

Assets:
Investments	$360	$358
Reinsurance receivables	59	78
Cash	5	29
Other assets	10	5

Total assets	434	470

Liabilities:
Insurance reserves	(329)	(338)
Other liabilities	(12)	(19)

Total liabilities	(341)	(357)

Net assets of discontinued operations	$93	$113

The Accumulated Other Comprehensive Income reported in the Consolidated Balance Sheets includes $10 million and $11 million related to unrealized gains and $8 million and $6 million related to the cumulative foreign currency translation adjustment for discontinued operations as of March 31, 2006 and December 31, 2005.
CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). At March 31, 2006 and December 31, 2005, the insurance reserves are net of discount of $102 million and $105 million. The income (loss) reported above primarily represents the net investment income, realized investment gains and losses and foreign currency gains and losses reduced by the effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations. See Note Q for information on the restatement for discontinued operations.
Note Q. Restatements
The Company has restated its previously reported interim financial statements for the three months ended March 31, 2005 and all related disclosures. The restatement is to correct the accounting for discontinued operations acquired in the Company’s merger with The Continental Corporation in 1995 and to correct classification errors within the Company’s Condensed Consolidated Statement of Cash Flows.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Discontinued Operations
A review of discontinued operations completed in February 2006 identified an overstatement of the net assets of these discontinued operations and errors in accounting for the periodic results of these operations. The Company did not have an effectively designed control process in place to ensure adequate oversight, analysis, reconciliation, documentation and periodic evaluation of the results and balances that comprise the net assets of businesses reported as discontinued operations. There was also a lack of understanding of subsidiary ledger detail which contributed to the Company’s failure to eliminate intercompany activity within discontinued operations and between continuing and discontinued operations. As a result, the balances related to discontinued operations were incorrectly established in the Company’s current general ledger system in 1997 in connection with a general ledger conversion, creating an overstatement of the reported net assets of discontinued operations. In addition, the Company’s evaluation of the periodic results of discontinued operations was ineffective. The correction of the elimination issue noted above caused the historical results of discontinued operations to change, requiring current evaluation of the revised periodic results for reporting purposes. Further, in light of the impact of the elimination corrections, the Company reviewed its historical process to evaluate the results of discontinued operations and determined that process did not address recorded loss reserves at all consolidating levels for discontinued operations. Therefore, the Company determined that it was appropriate to recognize the impact of the revised historical periodic income or loss of discontinued operations.
The effect of the restatement on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 is included in the table below.

(In millions, except per share data)	As Previously	As
	Reported	Restated

For the three months ended March 31, 2005
Income from discontinued operations, net of tax expense of $0	$—	$7
Net income	178	185

Earnings per share:
Income from discontinued operations, net of tax	$—	$0.03
Basic and diluted earnings per share available to common stockholders	0.63	0.66
Condensed Consolidated Statement of Cash Flows
The Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 has been restated to reflect the following:
•	Net purchases and sales of trading securities and changes in the net receivable/payable from unsettled investment purchases and sales related to trading securities, previously classified within investing activities, have been reclassified to cash flows from operating activities.

•	Cash flows from equity method investees were reclassified to distinguish between return on investments, which are reflected within operating cash flows, and return of investments, which are reflected within investing cash flows. Previously, all amounts were reflected within investing cash flows.

•	Deposits and withdrawals related to investment contract products issued by the Company have been reflected within financing cash flows. Previously, amounts related to certain investment contracts were reflected within operating cash flows.

•	The impact of cumulative translation adjustment, previously reflected within investing activities, is now classified within operating activities.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
As a result of the restatements, previously reported cash flows provided by operating activities-continuing operations, cash flows used by investing activities-continuing operations and cash flows used by financing activities-continuing operations were increased or decreased for the three months ended March 31, 2005 as follows:

For the three months ended March 31	2005
(In millions)

Cash flows provided by operating activities-continuing operations
As previously reported	$124
Impact of restatements	46

As restated	$170

Cash flows used by investing activities-continuing operations
As previously reported	$(115)
Impact of restatements	—

As restated	$(115)

Cash flows used by financing activities-continuing operations
As previously reported	$(11)
Impact of restatements	(45)

As restated	$(56)

The restatements related to cash flows had no impact on the total change in cash from continuing operations within the Condensed Consolidated Statement of Cash Flows.
Additionally, the Company has revised its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, as well as to include the cash balance related to discontinued operations in the Condensed Consolidated Statement of Cash Flows.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its subsidiaries (collectively CNA or the Company). References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNA and its subsidiaries. Based on 2004 statutory net written premiums, we are the seventh largest commercial insurance writer and the fourteenth largest property and casualty company in the United States of America.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q and Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2005.
We have previously restated our reported interim financial statements for the three months ended March 31, 2005 and all related disclosures. The restatement is to correct the accounting for discontinued operations acquired in our merger with The Continental Corporation in 1995 and to correct classification errors within our Condensed Consolidated Statement of Cash Flows. This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) gives effect to the restatement of the Condensed Consolidated Financial Statements. Further information on this restatement is provided in Note Q of the Condensed Consolidated Financial Statements included under Item 1.
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Further information on our reserves is provided in Note G to the Condensed Consolidated Financial Statements included under Item 1.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

For the three months ended March 31	2006	2005
(In millions, except per share data)

Revenues
Net earned premiums	$1,869	$1,899
Net investment income	570	406
Other revenues	53	78

Total operating revenues	2,492	2,383

Claims, Benefits and Expenses
Net incurred claims and benefits	1,487	1,429
Policyholders’ dividends	5	5
Amortization of deferred acquisition costs	370	378
Other insurance related expenses	206	226
Other expenses	81	85

Total claims, benefits and expenses	2,149	2,123

Operating income from continuing operations before income tax and minority interest	343	260
Income tax expense on operating income	(100)	(61)
Minority interest	(9)	(7)

Net operating income from continuing operations	234	192

Realized investment gains (losses), net of participating policyholders’ and minority interests	9	(19)
Income tax (expense) benefit on realized investment gains (losses)	(8)	5

Income from continuing operations	235	178

Income (loss) from discontinued operations, net of tax of $0 and $0	(6)	7

Net income	$229	$185

Basic and Diluted Earnings Per Share

Income from continuing operations	$0.84	$0.63
Income (loss) from discontinued operations	(0.02)	0.03

Basic and diluted earnings per share available to common stockholders	$0.82	$0.66

Weighted average outstanding common stock and common stock equivalents	256.0	256.0

Net income increased $44 million for the three months ended March 31, 2006 as compared with the same period in 2005. This increase was due to increased net operating income and improved net realized investment results, partially offset by unfavorable results from discontinued operations.
Net operating income increased $42 million for the three months ended March 31, 2006 as compared with the same period in 2005. This increase was primarily driven by increased net investment income, decreased unfavorable net prior year development, and lower expenses. Net investment income increased $164 million, which included an increase of approximately $72 million from the trading portfolio which was largely net income neutral due to a

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
corresponding increase in the policyholders’ funds reserves supported by the trading portfolio. These increases to operating income were partially offset by increased current accident year losses and increased catastrophe losses.
Unfavorable net prior year development of $6 million was recorded for the three months ended March 31, 2006, including $59 million of unfavorable claim and allocated claim adjustment expense reserve development and $53 million of favorable premium development. Unfavorable net prior year development of $68 million, including $133 million of unfavorable claim and allocated claim adjustment expense reserve development and $65 million of favorable premium development, was recorded for the three months ended March 31, 2005.
Net after-tax realized investment results improved $15 million for the three months ended March 31, 2006 as compared with the same period in 2005. First quarter of 2005 net realized investment losses included an other-than-temporary impairment (OTTI) loss of $9 million related to loans under a credit facility to a national contractor.
Net earned premiums decreased $30 million for the three months ended March 31, 2006 as compared with the same period in 2005. Net earned premiums for Standard Lines decreased by $83 million and net earned premiums for Specialty Lines increased by $55 million, as discussed in the segment discussions of this MD&A.
Results from discontinued operations decreased $13 million for the three months ended March 31, 2006 as compared with the same period in 2005. Results in 2006 were impacted by an increase in unallocated loss adjustment expense reserves and an increase in the bad debt provision for reinsurance receivables.
Critical Accounting Estimates
The preparation of the Condensed Consolidated Financial Statements (Unaudited) in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the amounts of revenues and expenses reported during the period. Actual results may differ from those estimates.
Our Condensed Consolidated Financial Statements (Unaudited) and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. We continually evaluate the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.
The accounting estimates below are considered by us to be critical to an understanding of our Condensed Consolidated Financial Statements as their application places the most significant demands on our judgment.
•	Insurance Reserves

•	Reinsurance

•	Valuation of Investments and Impairment of Securities

•	Long Term Care Products

•	Pension and Postretirement Benefit Obligations

•	Legal Proceedings
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates and the Reserves-Estimates and Uncertainties sections of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Form 10-K for the year ended December 31, 2005 for further information.
Insurance Reserves
We maintain insurance reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (case reserves) and claims that have been incurred but not reported (IBNR). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Condensed Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves are provided in the Segment Results section of this MD&A and in Note G of the Condensed Consolidated Financial Statements included under Item 1. A discussion of changes in reserve estimates and the impact on our results of operations is also included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
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
In addition, we are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include:
•	increases in the number and size of claims relating to injuries from medical products, and exposure for alleged bodily injury and property damage due to lead pigment;

•	the effects of accounting and financial reporting scandals and other major corporate governance failures, which have resulted in an increase in the number and size of claims, including director and officer and errors and omissions insurance claims;

•	class action litigation relating to claims handling and other practices;

•	construction defect claims, including claims for a broad range of additional insured endorsements on policies; and

•	increases in the number of claims alleging abuse by members of the clergy, including passage of legislation to reopen or extend various statutes of limitations.
Our experience has been that establishing reserves for casualty coverages relating to asbestos, environmental pollution and mass tort (“APMT”) claim and claim adjustment expense reserves is subject to uncertainties that are greater than those presented by other claims and, accordingly, these reserves are subject to a higher degree of variability. See the Segment Results sections of this MD&A and Note G of the Condensed Consolidated Financial Statements included under Item 1 for further discussion of APMT reserves.
In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis and make adjustments in the period that the need for such adjustments is determined. These reviews have resulted in our identification of information and trends that have caused us to increase our reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect our business, insurer financial strength and debt ratings and our results of operations and equity. See the Ratings section of this MD&A for further information regarding our financial strength and debt ratings.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Terrorism Insurance
We and the insurance industry incurred substantial losses related to the 2001 World Trade Center event. For the most part, the industry was able to absorb the loss of capital from this event, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.
The Terrorism Risk Insurance Act of 2002 (TRIA) established a program within the Department of the Treasury under which insurers are required to offer terrorism insurance and the federal government will share the risk of loss by commercial property and casualty insurers arising from future terrorist attacks. Although TRIA expired on December 31, 2005, the Terrorism Risk Insurance Extension Act of 2005 (TRIEA) extended this program through December 31, 2007 with changes such as the lines of business covered, the deductible amount that must be paid by the insurance company and the aggregate industry loss prior to federal government assistance becoming available.
While TRIEA provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event through 2007, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, our results of operations or equity could nevertheless be materially adversely impacted by them. We are attempting to mitigate this exposure through our underwriting practices, as well as policy terms and conditions (where applicable). Under the laws of certain states, we are generally prohibited from excluding terrorism exposure from our primary workers’ compensation policies. Further, in those states that mandate property insurance coverage of damage from fire following a loss, we are prohibited from excluding terrorism exposure.
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
Restructuring
In 2001, we finalized and approved a plan to restructure the property and casualty segments and Life and Group Non-Core segment, discontinue the variable life and annuity business and consolidate certain real estate locations. At March 31, 2006, the remaining accrual was $13 million. Payments of less than $1 million were made during the three months ended March 31, 2006. Approximately $2 million of the remaining accrual, primarily related to lease termination costs, is expected to be paid in 2006.
SEGMENT RESULTS
The following discusses the results of operations for our operating segments. We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) cumulative effects of changes in accounting principles. See further discussion regarding how we manage our business in Note L of the Condensed Consolidated Financial Statements included under Item 1. In evaluating the results of the Standard Lines and Specialty Lines, we utilize the combined ratio, the loss ratio, the expense ratio and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
STANDARD LINES
The following table summarizes the results of operations for Standard Lines.
Results of Operations

For the three months ended March 31	2006	2005
(In millions)

Net written premiums	$1,110	$1,171
Net earned premiums	1,086	1,169
Net investment income	228	183
Net operating income	133	101
Net realized investment gains (losses)	9	(8)
Net income	142	93

Ratios
Loss and loss adjustment expense	71.8%	71.0%
Expense	31.2	32.4
Dividend	0.4	0.3

Combined	103.4%	103.7%

Net written premiums for Standard Lines decreased $61 million for the three months ended March 31, 2006 as compared with the same period in 2005. While gross written premiums were higher the increase was more than offset by increased ceded written premiums. The increase in ceded premiums in 2006 as compared to 2005 was primarily related to favorable ceded premium development recorded in 2005 related to an unfavorable arbitration ruling on two reinsurance treaties. Net earned premiums decreased $83 million for the three months ended March 31, 2006 as compared with the same period in 2005. This decrease was primarily driven by the decline in premiums written.
Standard Lines averaged rate decreases of 1% for the three months ended March 31, 2006 and 2005 for the contracts that renewed during the period. Retention rates of 81% and 72% were achieved for those contracts that were up for renewal.
Net income increased $49 million for the three months ended March 31, 2006 as compared with the same period in 2005. This increase was attributable to increases in net operating income and net realized investment gains. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.
Net operating income increased $32 million for the three months ended March 31, 2006 as compared with the same period in 2005. This increase was primarily driven by an increase in net investment income and a decrease in unfavorable net prior year development. These increases to operating income were partially offset by less favorable current accident year results and increased catastrophe losses. Catastrophe losses of $8 million after tax in the first quarter of 2006 related primarily to tornadoes, as compared to $1 million of catastrophes after-tax in the same period of 2005.
The combined ratio improved 0.3 points for the three months ended March 31, 2006, as compared with the same period in 2005. The loss ratio increased 0.8 points and was unfavorably impacted by increased current accident year loss ratios across most lines of business as well as increased catastrophe losses, and favorably impacted by decreased net prior year development.
The expense ratio decreased 1.2 points for the three months ended March 31, 2006 as compared with the same period in 2005. Commissions recorded in 2005 were unfavorably impacted as a result of an unfavorable arbitration ruling related to two reinsurance treaties.
The dividend ratio increased 0.1 points for the three months ended March 31, 2006 as compared with the same period in 2005. Dividends recorded in 2005 included favorable net prior year development of $2 million.
Unfavorable net prior year development of $10 million was recorded for the three months ended March 31, 2006, including $59 million of unfavorable claim and allocated claim adjustment expense reserve development and $49 million of favorable premium development. Unfavorable net prior year development of $33 million, including $132

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
million of unfavorable claim and allocated claim adjustment expense reserve development and $99 million of favorable premium development, was recorded for the three months ended March 31, 2005. Further information on Standard Lines Net Prior Year Development for the three months ended March 31, 2006 and 2005 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of March 31, 2006 and December 31, 2005 for Standard Lines.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	March 31, 2006	December 31, 2005
(In millions)

Gross Case Reserves	$7,216	$7,033
Gross IBNR Reserves	7,689	8,051

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,905	$15,084

Net Case Reserves	$5,028	$5,165
Net IBNR Reserves	6,107	6,081

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,135	$11,246

SPECIALTY LINES
The following table summarizes the results of operations for Specialty Lines.
Results of Operations

For the three months ended March 31	2006	2005
(In millions)

Net written premiums	$648	$594
Net earned premiums	628	573
Net investment income	87	56
Net operating income	114	79
Net realized investment gains	2	3
Net income	116	82

Ratios
Loss and loss adjustment expense	59.3%	62.3%
Expense	26.1	26.9
Dividend	0.2	0.2

Combined	85.6%	89.4%

Net written premiums for Specialty Lines increased $54 million for the three months ended March 31, 2006 as compared to the same period in 2005. This increase was primarily due to improved production, primarily driven by new business and rate increases across most professional liability insurance lines of business. Net earned premiums increased $55 million for the three months ended March 31, 2006 as compared with the same period in 2005, consistent with the increased premium written.
Specialty Lines averaged rate increases of 1% for the three months ended March 31, 2006 and 2005 for the contracts that renewed during those periods. Retention rates of 87% were achieved for those contracts that were up for renewal in each period.
Net income increased $34 million and net operating income increased $35 million for the three months ended March 31, 2006 as compared with the same period in 2005. This increase was primarily driven by an absence of unfavorable net prior year development in 2006 and an increase in net investment income. See the Investments section of this MD&A for further discussion on net investment income and net realized investment gains.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The combined ratio decreased 3.8 points for the three months ended March 31, 2006 as compared with the same period in 2005, primarily due to decreased net prior year development.
The expense ratio decreased 0.8 points for the three months ended March 31, 2006 as compared with the same period in 2005. This decrease was primarily due to lower direct commissions on accounts written during the first quarter of 2006, partially offset by unfavorable underwriting expenses.
Favorable net prior year development of $3 million was recorded for the three months ended March 31, 2006, including $5 million of unfavorable claim and allocated claim adjustment expense reserve development and $8 million of favorable premium development. Unfavorable net prior year development of $30 million, including $13 million of unfavorable claim and allocated claim adjustment expense reserve development and $17 million of unfavorable premium development, was recorded for the three months ended March 31, 2005. Further information on Specialty Lines Net Prior Year Development for the three months ended March 31, 2006 and 2005 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of March 31, 2006 and December 31, 2005 for Specialty Lines.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	March 31, 2006	December 31, 2005
(In millions)

Gross Case Reserves	$1,834	$1,907
Gross IBNR Reserves	3,482	3,298

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,316	$5,205

Net Case Reserves	$1,358	$1,442
Net IBNR Reserves	2,523	2,352

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,881	$3,794

LIFE AND GROUP NON-CORE
The following table summarizes the results of operations for Life and Group Non-Core.
Results of Operations

For the three months ended March 31	2006	2005
(In millions)

Net earned premiums	$163	$166
Net investment income	187	106
Net operating income (loss)	(3)	1
Net realized investment losses	(7)	(3)
Net loss	(10)	(2)
Net earned premiums for Life and Group Non-Core decreased $3 million in the first quarter of 2006 as compared with 2005. The net earned premiums relate primarily to the group and individual long term care businesses.
Net results decreased by $8 million in the first quarter of 2006 as compared with 2005. The decrease in net results is primarily due to a decline in results for life settlement contracts, an increase in net realized investment losses and the absence of income related to agreements with buyers of sold businesses. These unfavorable items were partially offset by favorable results in the pension deposit business.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
CORPORATE AND OTHER NON-CORE
The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including Asbestos, Environmental Pollution and Mass Tort (APMT) and intrasegment eliminations.
Results of Operations

For the three months ended March 31	2006	2005
(In millions)

Net investment income	$68	$61
Revenues	53	35
Net operating income (loss)	(10)	11
Net realized investment losses	(3)	(6)
Net income (loss)	(13)	5
Revenues increased $18 million in the first three months of 2006 as compared with 2005. The increase in revenues was primarily due to increased net investment income and increased net realized investment results. Partially offsetting these increases was the discontinuation of royalty income related to a sold business.
Net results decreased $18 million in the first three months of 2006 as compared with 2005. The decrease in net results was primarily due to increased indirect expenses, the discontinuation of royalty income related to a sold business, a loss related to a commutation and an increase in current accident year losses related to mass torts. These results were partially offset by decreased unfavorable net prior year development, decreased interest costs on corporate debt and increased net investment income.
Unfavorable net prior year development of $14 million was recorded for the three months ended March 31, 2006, including $7 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $7 million of unfavorable premium development. Unfavorable net prior year development of $21 million, including $4 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $17 million of unfavorable premium development, was recorded for the three months ended March 31, 2005. Further information on Corporate and Other Non-Core’s Net Prior Year Development for 2006 and 2005 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of March 31, 2006 and December 31, 2005 for Corporate and Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	March 31, 2006	December 31, 2005
(In millions)

Gross Case Reserves	$3,085	$3,297
Gross IBNR Reserves	4,004	4,075

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$7,089	$7,372

Net Case Reserves	$1,385	$1,554
Net IBNR Reserves	1,942	1,902

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,327	$3,456

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
cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial, and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required on our part. Accordingly, a high degree of uncertainty remains for our ultimate liability for APMT claim and claim adjustment expenses.
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
Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for APMT and due to the significant uncertainties described related to APMT claims, our ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to our business, results of operations, equity, and insurer financial strength and debt ratings. Due to, among other things, the factors described above, it may be necessary for us to record material changes in our APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.
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
The following table provides data related to our APMT claim and claim adjustment expense reserves.
APMT Reserves

	March 31, 2006		December 31, 2005
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$2,919	$626	$2,992	$680
Ceded reserves	(1,411)	(230)	(1,438)	(257)

Net reserves	$1,508	$396	$1,554	$423

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
Several factors are, in our view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities who are now bankrupt are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. Various challenges to these practices are currently in litigation and the ultimate impact or success of these tactics remains uncertain. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards for injury, exposure and causation. This also presents the potential for exhausting policy limits in an accelerated fashion.
As a result of bankruptcies and insolvencies, we have observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims moderated in 2004 and 2005.
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
We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100 thousand of cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 81% of our total active asbestos accounts are classified as small accounts at March 31, 2006 and December 31, 2005. Small accounts are typically representative of policyholders with limited connection to asbestos.
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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The tables below depict our overall pending asbestos accounts and associated reserves at March 31, 2006 and December 31, 2005.
Pending Asbestos Accounts and Associated Reserves
March 31, 2006

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2006	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	13	$10	$158	10%
Wellington	3	—	15	1
Coverage in place	36	6	64	4
Fibreboard	1	—	54	4

Total with settlement agreements	53	16	291	19

Other policyholders with active accounts
Large asbestos accounts	199	23	232	16
Small asbestos accounts	1,062	7	127	8

Total other policyholders	1,261	30	359	24

Assumed reinsurance and pools	—	1	146	10
Unassigned IBNR	—	—	712	47

Total	1,314	$47	$1,508	100%

December 31, 2005

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2005	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	13	$30	$167	11%
Wellington	4	2	15	1
Coverage in place	34	13	58	4
Fibreboard	1	—	54	3

Total with settlement agreements	52	45	294	19

Other policyholders with active accounts
Large asbestos accounts	199	68	273	17
Small asbestos accounts	1,073	23	135	9

Total other policyholders	1,272	91	408	26

Assumed reinsurance and pools	—	6	143	9
Unassigned IBNR	—	—	709	46

Total	1,324	$142	$1,554	100%

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
As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, we evaluate the exposure presented by each insured. As part of this evaluation, we consider the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any of our excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on our part and consideration of many complex factors, including: inconsistency of court decisions, jury attitudes and future court decisions; specific policy provisions; allocation of liability among insurers and insureds; missing policies and proof of coverage; the proliferation of bankruptcy proceedings and attendant uncertainties; novel theories asserted by policyholders and their counsel; the targeting of a broader range of businesses and entities as defendants; the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims; volatility in claim numbers and settlement demands; increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims; the efforts by insureds to obtain coverage not subject to aggregate limits; long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; medical inflation trends; the mix of asbestos-related diseases presented and the ability to recover reinsurance.
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
We are involved in significant asbestos-related claim litigation, which is described in Note G of the Condensed Consolidated Financial Statements included under Item 1.
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
The charts below depict our overall pending environmental pollution accounts and associated reserves at March 31, 2006 and December 31, 2005.
Pending Environmental Pollution Accounts and Associated Reserves
March 31, 2006

				Percent of
		Net Paid Losses	Net Environmental	Environmental
	Number of	in 2006	Pollution Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	7	$5	$13	4%
Coverage in place	15	2	21	7

Total with Settlement Agreements	22	7	34	11

Other Policyholders with Active Accounts
Large pollution accounts	114	9	59	19
Small pollution accounts	358	4	47	15

Total Other Policyholders	472	13	106	34

Assumed Reinsurance & Pools	—	—	33	10
Unassigned IBNR	—	—	143	45

Total	494	$20	$316	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Pending Environmental Pollution Accounts and Associated Reserves
December 31, 2005

				Percent of
		Net Paid Losses	Net Environmental	Environmental
	Number of	in 2005	Pollution Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	6	$10	$17	5%
Coverage in place	16	10	23	7

Total with Settlement Agreements	22	20	40	12

Other Policyholders with Active Accounts
Large pollution accounts	120	18	63	19
Small pollution accounts	362	15	50	15

Total Other Policyholders	482	33	113	34

Assumed Reinsurance & Pools	—	3	33	10
Unassigned IBNR	—	—	150	44

Total	504	$56	$336	100%

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Three months ended March 31	2006	2005
(In millions)

Fixed maturity securities	$415	$364
Short term investments	65	32
Limited partnerships	74	79
Equity securities	6	4
Income (loss) from trading portfolio (a)	42	(30)
Interest on funds withheld and other deposits	(25)	(39)
Other	3	7

Gross investment income	580	417
Investment expense	(10)	(11)

Net investment income	$570	$406

(a) The change in net unrealized gains (losses) on trading securities, included in net investment income, was $2 million and $(8) million for the three months ended March 31, 2006 and 2005.
Net investment income increased by $164 million for the three months ended March 31, 2006 compared with the same period of 2005. This increase was due to improved results across fixed maturity securities and short-term investments, which reflects improved period over period yields. Also impacting results were increases in investment income from the trading portfolio and the reduced interest expense on funds withheld and other deposits, reflecting commutations of significant reinsurance contracts in 2005. The increased income from the trading portfolio was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio. See Note H of the Condensed Consolidated Financial Statements included under Item 1 regarding additional information about interest costs on funds withheld and other deposits.
The bond segment of the investment portfolio yielded 5.3% and 4.6% for the three months ended March 31, 2006 and 2005.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Three months ended March 31	2006	2005
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$4	$(26)
Corporate and other taxable bonds	(20)	(21)
Tax-exempt bonds	25	7
Asset-backed bonds	(9)	7
Redeemable preferred stock	—	10

Total fixed maturity securities	—	(23)
Equity securities	3	14
Derivative securities	7	4
Short term investments	(2)	—
Other, including disposition of businesses, net of participating policyholders’ interest	—	(17)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	8	(22)
Allocated to participating policyholders’ and minority interest	1	3

Income tax (expense) benefit	(8)	5

Net realized investment gains (losses), net of participating policyholders’ and minority interests	$1	$(14)

Net realized investment gains were $1 million for the three months ended March 31, 2006 as compared to net realized investment losses of $14 million for the three months ended March 31, 2005. The increase in net realized results was primarily driven by improved results in the fixed maturity and “other” sectors offset partly by decreased results for equities. For the three months ended March 31, 2006, other-than-temporary impairment (OTTI) losses of $7 million were recorded primarily in the corporate and other taxable bonds sector. This compared to OTTI losses for the three months ended March 31, 2005 of $21 million recorded across various sectors, including an OTTI loss of $9 million related to loans to a national contractor. For additional information on loans to the national contractor, see Note N of the Condensed Consolidated Financial Statements included under Item 1.
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
The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in Item 3 — Quantitative and Qualitative Disclosures about Market Risk included herein. Under certain economic conditions, including but not limited to a changing interest rate environment, we may hedge the value of the investment portfolio by utilizing derivative strategies.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
We invest in certain derivative financial instruments primarily to reduce our exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. We also use derivatives to mitigate market risk by purchasing S&P 500® index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. We provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $38 million as of March 31, 2006. For over-the-counter derivative transactions we utilize International Swaps and Derivatives Association (ISDA) Master Agreements that specify certain limits over which collateral is exchanged. As of March 31, 2006, we provided $2 million of cash as collateral for over-the-counter derivative instruments.
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
Realized Gains and Losses

Three months ended March 31	2006	2005
(In millions)

Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$77	$176
Gross realized losses	(77)	(199)

Net realized gains (losses) on fixed maturity securities	—	(23)

Equity securities:
Gross realized gains	4	20
Gross realized losses	(1)	(6)

Net realized gains on equity securities	3	14

Net realized gains (losses) on fixed maturity and equity securities	$3	$(9)

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
Largest Realized Losses from Securities Sold at a Loss

	Three Months Ended March 31, 2006
	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

State of New York revenue bonds. Position was sold to reduce municipal holdings.	$187	$4	0-12
Company manufactures and markets newsprint and uncoated papers around the globe. Position was sold to reduce exposure to the industry.	27	3	0-12+

Total	$214	$7

(a) Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Valuation and Impairment of Investments
The following table details the carrying value of our general account investment portfolios.
Carrying Value of Investments

	March 31,		December 31,
	2006	%	2005	%
(In millions)

General account investments:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,500	4%	$1,469	4%
Asset-backed securities	13,571	33	12,859	32
States, municipalities and political subdivisions — tax-exempt	5,023	12	9,209	23
Corporate securities	6,254	15	6,165	15
Other debt securities	3,110	8	3,044	8
Redeemable preferred stock	310	1	216	1
Options embedded in convertible debt securities	1	—	1	—

Total fixed maturity securities available-for-sale	29,769	73	32,963	83

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	2	—	4	—
Asset-backed securities	51	—	87	—
Corporate securities	130	—	154	1
Other debt securities	19	—	26	—
Redeemable preferred stock	—	—	—	—

Total fixed maturity securities trading	202	—	271	1

Equity securities available-for-sale:
Common stock	268	1	289	1
Preferred stock	394	1	343	1

Total equity securities available-for-sale	662	2	632	2

Total equity securities trading	58	—	49	—

Short term investments available-for-sale	8,050	20	3,870	9
Short term investments trading	227	1	368	1
Limited partnerships	1,653	4	1,509	4
Other investments	37	—	33	—

Total general account investments	$40,658	100%	$39,695	100%

Our general account investment portfolio consists primarily of asset-backed securities, short term investments, municipal bonds and corporate bonds.
A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. We analyze securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value for those securities in an unrealized loss position. Information on our OTTI process and OTTI losses recorded for the three months ended March 31, 2006 and 2005 is set forth in Note D of the Condensed Consolidated Financial Statements included under Item 1.
Investments in the general account had a total net unrealized gain of $401 million at March 31, 2006 compared with $787 million at December 31, 2005. The unrealized position at March 31, 2006 was comprised of a net unrealized gain of $220 million for fixed maturities, a net unrealized gain of $183 million for equity securities and a $2 million unrealized loss for short term securities. The unrealized position at December 31, 2005 was comprised of a net unrealized gain of $618 million for fixed maturities, a net unrealized gain of $170 million for equity securities, and a net unrealized loss of $1 million for short term securities. See Note D of the Condensed Consolidated Financial Statements included under Item 1 for further detail on the unrealized position of our general account investment portfolio.

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
The following table provides the composition of fixed maturity securities with an unrealized loss at March 31, 2006 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.
Contractual Maturity

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	1%	—%
Due after one year through five years	7	4
Due after five years through ten years	7	8
Due after ten years	23	26
Asset-backed securities	62	62

Total	100%	100%

Our non-investment grade fixed maturity securities available-for-sale as of March 31, 2006 that were in a gross unrealized loss position had a fair value of $767 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of March 31, 2006 and December 31, 2005.
Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
March 31, 2006	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$479	$8	$—	$—	$—	$8
7-12 months	229	8	2	—	—	10
13-24 months	44	2	1	—	—	3
Greater than 24 months	15	—	—	—	—	—

Total non-investment grade	$767	$18	$3	$—	$—	$21

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
December 31, 2005	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$632	$20	$8	$1	$—	$29
7-12 months	118	4	6	—	—	10
13-24 months	122	3	—	—	—	3
Greater than 24 months	2	—	—	—	—	—

Total non-investment grade	$874	$27	$14	$1	$—	$42

As part of the ongoing OTTI monitoring process, we evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at March 31, 2006 or December 31, 2005, and therefore no related

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
realized losses were recorded. This determination was based on a number of factors that we regularly consider including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, our assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the book value of our investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, we continually assess our ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. We believe we have sufficient levels of liquidity so as to not impact the asset/liability management process.
Our equity securities classified as available-for-sale as of March 31, 2006 that were in an unrealized loss position had a fair value of $66 million. Under the same process as followed for fixed maturity securities, we monitor the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, we expect to recover the book value of our investment through a recovery in the fair value of the security.
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
The general account portfolio consists primarily of high quality bonds, 91% and 92% of which were rated as investment grade (rated BBB or higher) at March 31, 2006 and December 31, 2005. The following table summarizes the ratings of our general account bond portfolio at carrying value.
General Account Bond Ratings

	March 31,		December 31,
	2006	%	2005	%
(In millions)

U.S. Government and affiliated agency securities	$1,658	5%	$1,628	5%
Other AAA rated	16,239	55	18,233	55
AA and A rated	4,656	16	6,046	18
BBB rated	4,436	15	4,499	14
Below investment-grade	2,672	9	2,612	8

Total	$29,661	100%	$33,018	100%

At March 31, 2006 and December 31, 2005, approximately 95% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or us.
Non-investment grade bonds, as presented in the table above, are high-yield securities rated below BBB by bond rating agencies, as well as other unrated securities that, in our opinion, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.
The carrying value of non-traded securities at March 31, 2006 was $126 million which represents 0.3% of our total investment portfolio. These securities were in a net unrealized gain position of $101 million at March 31, 2006. Of the non-traded securities, 81% are priced by unrelated third party sources.
Included in our general account fixed maturity securities at March 31, 2006 were $13,622 million of asset-backed securities, at fair value, consisting of approximately 63% in collateralized mortgage obligations (CMOs), 18% in corporate asset-backed obligations, 17% in corporate mortgage-backed pass-through certificates, and 2% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are primarily priced by a third party pricing service.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The carrying value of the components of the general account short term investment portfolio is presented in the following table.
Short term Investments

	March 31,	December 31,
	2006	2005
(In millions)

Short term investments available-for-sale:
Commercial paper	$2,254	$1,906
U.S. Treasury securities	3,082	251
Money market funds	325	294
Other	2,389	1,419

Total short term investments available-for-sale	8,050	3,870

Short term investments trading:
Commercial paper	30	94
U.S. Treasury securities	2	64
Money market funds	194	200
Other	1	10

Total short term investments trading	227	368

Total short term investments	$8,277	$4,238

The fair value of collateral held related to securities lending, included in other short term investments, was $1,789 million and $767 million at March 31, 2006 and December 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For the three months ended March 31, 2006, net cash provided by operating activities was $626 million as compared with $159 million provided for the same period in 2005. The increase in cash provided by operating activities related primarily to increased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by us. The withdrawals are reflected as financing cash flows. Also impacting operating cash flows were decreased net federal income tax cash settlements and reduced premium receipts.
Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.
For the three months ended March 31, 2006, net cash used by investing activities was $307 million as compared with $110 million used for the same period in 2005. Cash flows used for investing activities related principally to purchases of fixed maturity securities.
Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For the three months ended March 31, 2006, net cash used by financing activities was $343 million as compared with $56 million used for the same period in 2005. Cash flows used by financing activities in the first quarter of 2006 and 2005 were related principally to the return of investment contract balances.
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
Commitments, Contingencies and Guarantees
We have various commitments, contingencies and guarantees which we become involved with during the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating our liquidity and capital resources.
A summary of our commitments as of March 31, 2006 is presented in the following table. In 2006, we expect to make principal and interest payments of approximately $352 million on our debt.
Contractual Commitments

March 31, 2006	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)

Debt (a)	$2,636	$352	$570	$145	$1,569
Lease obligations	252	40	85	58	69
Claim and claim expense reserves (b)	32,430	5,675	10,304	5,340	11,111
Future policy benefits reserves (c)	8,964	102	234	231	8,397
Policyholder funds reserves (c)	1,177	438	455	135	149
Guaranteed payment contracts (d)	21	13	8	—	—

Total	$45,480	$6,620	$11,656	$5,909	$21,295

(a)	Includes estimated future interest payments, but does not include original issue discount.

(b)	Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of claims based on our assessment of facts and circumstances known as of March 31, 2006. See the Critical Accounting Estimates section of this MD&A for further information. Claim and claim adjustment expense reserves of $12 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)	Future policy benefits and policyholder funds reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of March 31, 2006. Future policy benefit reserves of $947 million and policyholder fund reserves of $50 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(d)	Primarily relating to telecommunications and software services.
Further information on our commitments, contingencies and guarantees is provided in Notes D, F, G, J and N of the Condensed Consolidated Financial Statements included under Item 1.
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
Subsequent to receipt of the SEC subpoena, we have been producing documents and providing additional information at the SEC’s request. In addition, the SEC and representatives of the United States Attorney’s Office for the Southern District of New York have been conducting interviews with several of our current and former executives relating to the restatement of our financial results for 2004, including our relationship with and accounting for transactions with an affiliate that were the basis for the restatement. The SEC has also requested information relating to our 2006 restatements. It is possible that our analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities. As a result, further restatements of our financial results are possible.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation — Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2006, CCC is in a positive earned surplus position, enabling CCC to pay approximately $207 million of dividend payments for the remainder of 2006 that would not be subject to the Department’s prior approval. In February of 2006, the Department approved extraordinary dividends in the amount of $344 million to be used to fund our 2006 debt service and principal repayment requirements.
Loews
The Series H Issue is held by Loews and accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of March 31, 2006, we have $216 million of undeclared but accumulated dividends. The Series H Issue dividend amounts for the three months ended March 31, 2006 and 2005 have been subtracted from Net Income (Loss) to determine income (loss) available to common stockholders.
Series H Issue is senior to our common stock as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up. No dividends may be declared on our common stock until all cumulative dividends on the Series H Issue have been paid. We may not issue any equity securities ranking senior to or on par with the Series H Issue without the consent of a majority of our stockholders. The Series H Issue is non-voting and is not convertible into any other securities. It may be redeemed only upon the mutual agreement of us and a majority of the stockholders of the preferred stock.
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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
“On Review,” “Credit Watch” and “Rating Watch” are modifiers used by the rating agencies to alert those parties relying on our ratings of the possibility of a rating change within 90 days. Modifiers are utilized when the agencies are uncertain as to the impact of a company action or initiative, which could prove to be material to the current rating level. “Outlooks” accompanied with ratings are additional modifiers used by the rating agencies of the possibility of a rating change in the longer term.
The table below reflects the various group ratings issued by A.M. Best, Fitch, Moody’s and S&P as of April 24, 2006 for the Property and Casualty and Life companies. The table also includes the ratings for our senior debt and Continental senior debt.

	Insurance Financial Strength Ratings		Debt Ratings
Property &
	Casualty (a)	Life (b)	CNAF	Continental
	CCC		Senior	Senior
	Group	CAC	Debt	Debt
A.M. Best	A	A–	bbb	Not rated
Fitch	A–	A–	BBB–	BBB–
Moody’s	A3	Baa1	Baa3	Baa3
S&P	A–	BBB+	BBB–	BBB–
(a) Fitch and Moody’s outlooks for the Property & Casualty companies’ financial strength and holding company debt ratings are stable. All others are negative.
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
In addition, we believe that a lowering of the debt ratings of Loews by certain of these agencies could result in an adverse impact on our ratings, independent of any change in our circumstances. Each of the major rating agencies which rates Loews currently maintains a negative outlook, but none currently has Loews on negative Credit Watch.
We have entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if our ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below our current ratings.
Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board (FASB) posted FASB Staff Position (FSP) 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors. A life settlement contract for purposes of this FSP is a contract between the owner of a life insurance policy (the policy owner) and a third-party investor (investor). The previous accounting guidance, FASB Technical Bulletin (FTB) No. 85-4, Accounting for Purchases of Life Insurance, required the purchaser of life insurance contracts to account for the life insurance contract at its cash surrender value. Because life insurance contracts are purchased in the secondary market at amounts in excess of the policies’ cash surrender values, the application of guidance in FTB 85-4 created a loss upon acquisition of the policy. This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. This FSP allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. This new guidance is effective for fiscal years beginning after June 15, 2006. We are currently evaluating the impact that adopting FSP 85-4-1 will have on our operations and financial condition.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
In January 2006, the FASB issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 will improve financial reporting by eliminating the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS 155 will also improve financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS 133 prior to the adoption of this Statement. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption of this standard is not expected to have a material impact on our results of operations or equity.
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
FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves for asbestos, environmental pollution and mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews we are conducting; our expectations concerning our revenues, earnings, expenses and investment activities; expected cost savings and other results from our expense reduction and restructuring activities; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. We cannot control many of these risks and uncertainties. Some examples of these risks and uncertainties are:
•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	changes in financial markets such as fluctuations in interest rates, long term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on capital markets, and on the markets for directors and officers and errors and omissions coverages;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving us, and rulings and changes in tax laws and regulations;

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
•	effects upon insurance markets and upon industry business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•	legal and regulatory activities with respect to certain non-traditional and finite-risk insurance products, and possible resulting changes in accounting and financial reporting in relation to such products, including our restatement of financial results in May of 2005 and our relationship with an affiliate, Accord Re Ltd., as disclosed in connection with that restatement;

•	regulatory limitations, impositions and restrictions upon us, including the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

•	the impact of competitive products, policies and pricing and the competitive environment in which we operate, including changes in our book of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew under priced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement policies;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratios through more efficacious claims handling techniques;

•	the performance of reinsurance companies under reinsurance contracts with us;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in our composition of operating segments;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

•	the unpredictability of the nature, targets, severity or frequency of potential terrorist events, as well as the uncertainty as to our ability to contain our terrorism exposure effectively, notwithstanding the extension until 2007 of the Terrorism Risk Insurance Act of 2002;

•	the occurrence of epidemics;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, mass tort, construction defect claims and exposure to liabilities due to claims made by insureds and others relating to lead-based paint;

•	whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established or approved through federal legislation, or, if established and approved, whether it will contain funding requirements in excess of our established loss reserves or carried loss reserves;

•	the sufficiency of our loss reserves and the possibility of future increases in reserves;

•	regulatory limitations and restrictions, including limitations upon our ability to receive dividends from our insurance subsidiaries imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

•	the risks and uncertainties associated with our loss reserves as outlined in the Critical Accounting Estimates section of this MD&A;

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

•	the possibility of further changes in our ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.

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

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Market risk is a broad term related to changes in the fair value of a financial instrument. Discussions herein regarding market risk focus on only one element of market risk, which is price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index or price underlying the financial instrument. Our primary market risk exposures are due to changes in interest rates, although we have certain exposures to changes in equity prices and foreign currency exchange rates. The fair value of the financial instruments is adversely affected when interest rates rise, equity markets decline and the dollar strengthens against foreign currency.
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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held on March 31, 2006 and December 31, 2005 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at March 31, 2006 and December 31, 2005, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at March 31, 2006 and December 31, 2005, with all other variables held constant. Our equity holdings were assumed to be highly and positively correlated with the Index. At March 31, 2006, a 10% and 25% decrease in the Index would result in a $215 million and $538 million decrease compared to a $227 million and $567 million decrease at December 31, 2005, in the market value of our equity investments.
Of these amounts, under the 10% and 25% scenarios, $4 million and $10 million at March 31, 2006 and $4 million and $11 million at December 31, 2005 pertained to decreases in the fair value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the fair value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.
The following tables present the estimated effects on the fair value of our financial instruments at March 31, 2006 and December 31, 2005, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued
Market Risk Scenario 1

		Increase (Decrease)
	Market	Interest	Currency	Equity
March 31, 2006	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$29,769	$(1,654)	$(90)	$(31)
Fixed maturity securities trading	202	(2)	(1)	(2)
Equity securities available-for-sale	662	—	(7)	(66)
Equity securities trading	58	—	—	(6)
Short term investments available-for-sale	8,050	(12)	(40)	—
Short term investments trading	227	—	—	—
Limited partnerships	1,653	1	—	(32)
Other invested assets	34	—	—	—
Interest rate swaps	—	—	—	—
Equity indexed futures for trading securities	—	2	—	(74)
Other derivative securities	3	(8)	11	—

Total general account	40,658	(1,673)	(127)	(211)

Separate accounts:
Fixed maturity securities	459	(22)	—	—
Equity securities	40	—	—	(4)
Short term investments	15	—	—	—

Total separate accounts	514	(22)	—	(4)

Total securities	$41,172	$(1,695)	$(127)	$(215)

Debt (carrying value)	$1,690	$(89)	$—	$—

Market Risk Scenario 1

		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2005	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$32,963	$(1,897)	$(89)	$(22)
Fixed maturity securities trading	271	(2)	(1)	(2)
Equity securities available-for-sale	632	—	(6)	(63)
Equity securities trading	49	—	—	(5)
Short term investments available-for-sale	3,870	(4)	(37)	—
Short term investments trading	368	—	—	—
Limited partnerships	1,509	1	—	(29)
Other invested assets	30	—	—	—
Interest rate swaps	—	66	—	—
Equity index futures for trading	—	2	—	(102)
Other derivative securities	3	3	10	—

Total general account	39,695	(1,831)	(123)	(223)

Separate accounts:
Fixed maturity securities	466	(23)	—	—
Equity securities	44	—	—	(4)
Short term investments	36	—	—	—

Total separate accounts	546	(23)	—	(4)

Total securities	$40,241	$(1,854)	$(123)	$(227)

Debt (carrying value)	$1,690	$(92)	$—	$—

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued
The following tables present the estimated effects on the fair value of our financial instruments at March 31, 2006 and December 31, 2005, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.
Market Risk Scenario 2

		Increase (Decrease)
	Market	Interest	Currency	Equity
March 31, 2006	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$29,769	$(2,467)	$(180)	$(77)
Fixed maturity securities trading	202	(3)	(1)	(6)
Equity securities available-for-sale	662	—	(14)	(165)
Equity securities trading	58	—	—	(14)
Short term investments available-for-sale	8,050	(18)	(80)	—
Short term securities trading	227	—	—	—
Limited partnerships	1,653	1	—	(81)
Other invested assets	34	—	—	—
Interest rate swaps	—	1	—	—
Equity indexed futures for trading	—	2	—	(184)
Other derivative securities	3	(11)	20	(1)

Total general account	40,658	(2,495)	(255)	(528)

Separate accounts:
Fixed maturity securities	459	(33)	—	—
Equity securities	40	—	—	(10)
Short term investments	15	—	—	—

Total separate accounts	514	(33)	—	(10)

Total securities	$41,172	$(2,528)	$(255)	$(538)

Debt (carrying value)	$1,690	$(130)	$—	$—

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued
Market Risk Scenario 2

		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2005	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$32,963	$(2,827)	$(178)	$(54)
Fixed maturity securities trading	271	(4)	(1)	(4)
Equity securities available-for-sale	632	—	(11)	(158)
Equity securities trading	49	—	—	(12)
Short term investments available-for-sale	3,870	(6)	(74)	—
Short term investments trading	368	—	—	—
Limited partnerships	1,509	1	—	(72)
Other invested assets	30	—	—	—
Interest rate swaps	—	95	—	—
Equity index futures for trading	—	3	(1)	(255)
Other derivative securities	3	5	20	(1)

Total general account	39,695	(2,733)	(245)	(556)

Separate accounts:
Fixed maturity securities	466	(34)	—	—
Equity securities	44	—	—	(11)
Short term investments	36	—	—	—

Total separate accounts	546	(34)	—	(11)

Total securities	$40,241	$(2,767)	$(245)	$(567)

Debt (carrying value)	$1,690	$(135)	$—	$—

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
The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The Company continues to engage in a number of efforts to remediate the two material weaknesses in internal control over financial reporting, as further described in our Annual Report on Form 10-K for the period ended December 31, 2005. The control deficiencies will be fully remediated when, in the opinion of the Company’s management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. As a result, the CEO and CFO have concluded that the Company’s controls and procedures were not effective as of March 31, 2006.
There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2006, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Notes F and G of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 1A. Risk Factors
Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2005 for further information.
Item 5. Other Information
None
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

CNA Financial Corporation
Dated: May 2, 2006	By	/s/ D. Craig Mense
D. Craig Mense
Chief Financial Officer