Form 10-Q
period 2006-06-30
CNA FINANCIAL CORP
filed 2006-08-01
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 1-5823

CNA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-6169860
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 S. Wabash
Chicago, Illinois	60604
(Address of principal executive offices)	(Zip Code)
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
Yes Ö   No...
  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer...   Accelerated filer Ö   Non-accelerated filer...
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes...   No Ö
  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2006
Common Stock, Par value $2.50	256,007,095

CNA FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2006	2005
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $32,291 and $32,616)	$32,089	$33,234
Equity securities at fair value (cost of $746 and $511)	924	681
Limited partnership investments	1,671	1,509
Other invested assets	27	33
Short term investments at cost, which approximates fair value	5,621	4,238

Total investments	40,332	39,695
Cash	98	96
Reinsurance receivables (less allowance for uncollectible receivables of $527 and $519)	11,455	11,917
Insurance receivables (less allowance for doubtful accounts of $423 and $445)	2,060	1,866
Accrued investment income	296	312
Receivables for securities sold	226	565
Deferred acquisition costs	1,211	1,197
Prepaid reinsurance premiums	388	340
Federal income taxes recoverable (includes $0 and $68 due from Loews Corporation)	—	62
Deferred income taxes	1,351	1,105
Property and equipment at cost (less accumulated depreciation of $563 and $546)	222	197
Goodwill and other intangible assets	146	146
Other assets	621	737
Separate account business	506	551

Total assets	$58,912	$58,786

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$30,177	$30,938
Unearned premiums	3,907	3,706
Future policy benefits	6,461	6,297
Policyholders’ funds	1,115	1,495
Collateral on loaned securities	1,341	767
Payables for securities purchased	448	129
Participating policyholders’ funds	47	53
Short term debt	250	252
Long term debt	1,429	1,438
Federal income taxes payable (includes $56 and $0 due to Loews Corporation)	56	—
Reinsurance balances payable	1,657	1,636
Other liabilities	2,281	2,283
Separate account business	506	551

Total liabilities	49,675	49,545

Commitments and contingencies (Notes D, G, H, and K)
Minority interest	302	291

Stockholders’ equity:
Preferred stock (12,500,000 shares authorized)
Series H Issue (no par value; $100,000 stated value; 7,500 shares issued; held by Loews Corporation)	750	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 258,177,285 shares issued; and 256,007,095 and 256,001,968 shares outstanding)	645	645
Additional paid-in capital	1,703	1,701
Retained earnings	6,089	5,621
Accumulated other comprehensive income (loss)	(127)	359
Treasury stock (2,170,190 and 2,175,317 shares), at cost	(67)	(67)

	8,993	9,009
Notes receivable for the issuance of common stock	(58)	(59)

Total stockholders’ equity	8,935	8,950

Total liabilities and stockholders’ equity	$58,912	$58,786

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months		Six months
Period ended June 30	2006	2005	2006	2005
(In millions, except per share data)		Restated		Restated
		See Note S		See Note S
Revenues
Net earned premiums	$1,892	$1,912	$3,761	$3,811
Net investment income	552	439	1,122	845
Realized investment gains (losses), net of participating policyholders’ and minority interests	(98)	26	(89)	7
Other revenues	66	193	119	271

Total revenues	2,412	2,570	4,913	4,934

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,432	1,581	2,924	3,015
Amortization of deferred acquisition costs	372	374	742	752
Other operating expenses	242	251	499	525
Restructuring and other related charges	(13)	—	(13)	—
Interest	28	30	58	67

Total claims, benefits and expenses	2,061	2,236	4,210	4,359

Income before income tax and minority interest	351	334	703	575
Income tax expense	(100)	(48)	(208)	(104)
Minority interest	(10)	2	(19)	(5)

Income from continuing operations	241	288	476	466
Income (loss) from discontinued operations, net of tax of $0, $0, $0 and $0	(2)	2	(8)	9

Net income	$239	$290	$468	$475

Basic and Diluted Earnings Per Share

Income from continuing operations	$0.87	$1.06	$1.71	$1.69
Income (loss) from discontinued operations	(0.01)	—	(0.03)	0.03

Basic and diluted earnings per share available to common stockholders	$0.86	$1.06	$1.68	$1.72

Weighted average outstanding common stock and common stock equivalents	256.0	256.0	256.0	256.0

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2006	2005
(In millions)		Restated
		See Note S
Cash Flows from Operating Activities:
Net income	$468	$475
Adjustments to reconcile net income to net cash flows provided by operating activities:
(Income) loss from discontinued operations	8	(9)
Loss on disposal of property and equipment	2	—
Minority interest	19	5
Deferred income tax provision	39	(120)
Trading securities	331	4
Realized investment (gains) losses, net of participating policyholders’ and minority interests	89	(7)
Undistributed earnings of equity method investees	(44)	(1)
Amortization of bond (discount) premium	(152)	(55)
Depreciation	24	28
Changes in:
Receivables, net	268	1,477
Deferred acquisition costs	(14)	20
Accrued investment income	16	6
Federal income taxes recoverable/payable	118	216
Prepaid reinsurance premiums	(48)	162
Reinsurance balances payable	21	(198)
Insurance reserves	(370)	(657)
Other, net	152	(369)

Total adjustments	459	502

Net cash flows provided by operating activities-continuing operations	927	977

Net cash flows used by operating activities-discontinued operations	(4)	(24)

Net cash flows provided by operating activities-total	923	953

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	(22,683)	(33,612)
Proceeds from fixed maturity securities:
Sales	21,130	30,337
Maturities, calls and redemptions	2,163	2,081
Purchases of equity securities	(263)	(180)
Proceeds from sales of equity securities	120	133
Change in short term investments	(1,337)	663
Change in collateral on loaned securities	574	63
Change in other investments	(95)	86
Purchases of property and equipment	(58)	(17)
Dispositions	7	12
Other, net	(85)	(1)

Net cash flows used by investing activities-continuing operations	(527)	(435)

Net cash flows provided by investing activities-discontinued operations	24	34

Net cash flows used by investing activities-total	(503)	(401)

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(UNAUDITED)

Six months ended June 30	2006	2005
(In millions)		Restated
		See Note S
Cash Flows from Financing Activities:

Proceeds from the issuance of long-term debt	12	—
Principal payments on debt	(23)	(507)
Return of investment contract account balances	(407)	(64)
Receipts of investment contract account balances	1	3
Stock options exercised by officers	2	—
Other, net	2	2

Net cash flows used by financing activities-continuing operations	(413)	(566)

Net cash flows used by financing activities-discontinued operations	—	—

Net cash flows used by financing activities-total	(413)	(566)

Net change in cash	7	(14)
Net cash transactions from continuing operations to discontinued operations	15	(1)
Net cash transactions from discontinued operations to continuing operations	(15)	1

Cash, beginning of year	125	109

Cash, end of period	$132	$95

Cash-continuing operations	$98	$70
Cash-discontinued operations	34	25
Cash-total	132	95

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNAF as of June 30, 2006.
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
The interim financial data as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.
Note B. Accounting Pronouncements
In May of 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Correction (SFAS 154). This standard is a replacement of Accounting Policy Board Opinion No. 20, Accounting Changes, and FASB Standard No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred. In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines. SFAS 154 was effective for fiscal years beginning after December 15, 2005 and was adopted by the Company as of January 1, 2006. Adoption of SFAS 154 did not have an impact on the results of operations or equity of the Company.
In November of 2005, the FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP 115-1), as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 nullifies certain requirements of The Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-01), which provided guidance on determining whether an impairment is other-than-temporary. FSP 115-1 replaces guidance set forth in EITF 03-01 with references to existing other-than-temporary impairment guidance and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP 115-1 carries forward the requirements in EITF 03-01 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
the impairment is not other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, the discount or reduced premium would be amortized over the remaining life of the security based on future estimated cash flows. FSP 115-1 was effective for reporting periods beginning after December 15, 2005 and was adopted by the Company as of January 1, 2006. Adoption of this standard increased net income by approximately $1 million for the six months ended June 30, 2006. The Company has included the required additional disclosures in these financial statements.
In December of 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), that amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). After the effective date of this standard, entities are not permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally are required to measure compensation expense using a fair-value based method. The Company applied the modified prospective transition method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants, modifies, repurchases or cancels after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R was effective for the Company as of January 1, 2006. The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Adoption of SFAS 123R decreased net income by $1 million for the six months ended June 30, 2006.
Prior to 2006, the Company applied the intrinsic value method under APB 25, and related interpretations, in accounting for its stock-based compensation plan. Under the recognition and measurement principles of APB 25, no stock-based compensation cost was recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date.
Note C. Earnings Per Share
Earnings per share available to common stockholders is based on weighted average outstanding shares. Basic and diluted earnings per share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock or common stock equivalents outstanding for the period. The weighted average number of shares outstanding for computing basic and diluted earnings per share was 256.0 million for the three and six months ended June 30, 2006 and 2005.
The Series H Cumulative Preferred Stock Issue (Series H Issue) is held by Loews and accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of June 30, 2006, the Company had $235 million of undeclared but accumulated dividends. The Series H Issue dividend amounts for the three and six months ended June 30, 2006 and 2005 have been subtracted from Net Income from Continuing Operations to determine net income from continuing operations available to common stockholders.
Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2006 and 2005, approximately one million shares attributable to exercises under stock-based employee compensation plans were excluded from the calculation of diluted earnings per share because they were antidilutive.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The computation of earnings per share for the three and six months ended June 30, 2006 and 2005 is as follows:

Earnings Per Share
	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions, except per share amounts)

Income from continuing operations	$241	$288	$476	$466
Less: undeclared preferred stock dividend	(19)	(18)	(38)	(35)

Income from continuing operations available to common stockholders	$222	$270	$438	$431

Weighted average outstanding common stock and common stock equivalents	256.0	256.0	256.0	256.0

Basic and diluted earnings per share from continuing operations available to common stockholders	$0.87	$1.06	$1.71	$1.69

The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation under the Company’s stock-based compensation plans for the three and six months ended June 30, 2005.

Pro Forma Effect of SFAS 123 on Results
	Three Months	Six Months
Period ended June 30	2005	2005
(In millions, except per share amounts)

Income from continuing operations	$288	$466
Less: undeclared preferred stock dividend	(18)	(35)

Income from continuing operations available to common stockholders	270	431

Income from discontinued operations, net of tax	2	9

Net income available to common stockholders	272	440
Less: Total stock-based compensation cost determined under the fair value method, net of tax	—	(1)

Pro forma net income available to common stockholders	$272	$439

Basic and diluted earnings per share, as reported	$1.06	$1.72

Basic and diluted earnings per share, pro forma	$1.06	$1.72

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note D. Investments
The significant components of net investment income are presented in the following table.

Net Investment Income
	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions)

Fixed maturity securities	$480	$410	$895	$774
Short term investments	58	29	123	61
Limited partnerships	53	38	127	117
Equity securities	8	8	14	12
Income (loss) from trading portfolio (a)	(9)	14	33	(16)
Interest on funds withheld and other deposits	(30)	(50)	(55)	(89)
Other	5	4	8	11

Gross investment income	565	453	1,145	870
Investment expense	(13)	(14)	(23)	(25)

Net investment income	$552	$439	$1,122	$845

(a) The change in net unrealized gains (losses) on trading securities included in net investment income was $(6) million and $(4) million for the three and six months ended June 30, 2006 and $1 million and $(7) million for the three and six months ended June 30, 2005.

The components of realized investment results for available-for-sale securities are presented in the following table.

Realized Investment Gains (Losses)
	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions)

Fixed maturity securities:
U.S. Government bonds	$—	$14	$4	$(12)
Corporate and other taxable bonds	(76)	(24)	(96)	(45)
Tax-exempt bonds	(14)	27	11	34
Asset-backed bonds	(5)	4	(14)	11
Redeemable preferred stock	(1)	—	(1)	10

Total fixed maturity securities	(96)	21	(96)	(2)
Equity securities	3	25	6	39
Derivative securities	(2)	(23)	5	(19)
Short term investments	(2)	—	(4)	—
Other, including disposition of businesses, net of participating policyholders’ interest	(2)	4	(2)	(13)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(99)	27	(91)	5
Allocated to participating policyholders’ and minority interests	1	(1)	2	2

Realized investment gains (losses)	$(98)	$26	$(89)	$7

For the three months ended June 30, 2006, other-than-temporary impairment (OTTI) losses of $31 million were recorded primarily in the corporate and other taxable bonds sector. This compared to OTTI losses for the three months ended June 30, 2005 of $22 million recorded across various sectors, including an OTTI loss of $21 million related to loans to a national contractor. See Note P for additional information on loans to the national contractor.
For the six months ended June 30, 2006, OTTI losses of $41 million were recorded primarily in the corporate and other taxable bonds sector. This compared to OTTI losses for the six months ended June 30, 2005 of $54 million recorded across various sectors, including an OTTI loss of $34 million related to loans to a national contractor.

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
The following tables provide a summary of fixed maturity and equity securities investments.

Summary of Fixed Maturity and Equity Securities
	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
June 30, 2006	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,652	$67	$9	$2	$1,708
Asset-backed securities	15,170	14	283	123	14,778
States, municipalities and political subdivisions — tax-exempt	5,287	80	58	18	5,291
Corporate securities	6,478	176	101	20	6,533
Other debt securities	3,194	130	46	2	3,276
Redeemable preferred stock	313	5	11	1	306
Options embedded in convertible debt securities	1	—	—	—	1

Total fixed maturity securities available-for-sale	32,095	472	508	166	31,893

Total fixed maturity securities trading	196	—	—	—	196

Equity securities available-for-sale:
Common stock	185	175	2	—	358
Preferred stock	500	11	6	—	505

Total equity securities available-for-sale	685	186	8	—	863

Total equity securities trading	61	—	—	—	61

Total	$33,037	$658	$516	$166	$33,013

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table summarizes, for fixed maturity and equity securities in an unrealized loss position at June 30, 2006 and December 31, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

Unrealized Loss Aging
	June 30, 2006		December 31, 2005
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$12,282	$227	$9,976	$142
7-12 months	5,850	243	2,739	61
13-24 months	2,640	122	1,400	45
Greater than 24 months	592	38	219	7

Total investment grade	21,364	630	14,334	255

Non-investment grade:
0-6 months	1,023	24	632	29
7-12 months	217	14	118	10
13-24 months	54	5	122	3
Greater than 24 months	11	1	2	—

Total non-investment grade	1,305	44	874	42

Total fixed maturity securities	22,669	674	15,208	297

Equity securities:
0-6 months	266	7	49	2
7-12 months	27	1	1	—
13-24 months	1	—	—	—
Greater than 24 months	3	—	3	—

Total equity securities	297	8	53	2

Total fixed maturity and equity securities	$22,966	$682	$15,261	$299

An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization, previous OTTI and hedging, otherwise defined as an unrealized loss. When an investment is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. The Company follows a consistent and systematic process for determining and recording an OTTI. The Company has established a committee responsible for the OTTI process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by the Company’s Chief Financial Officer. The Impairment Committee is responsible for analyzing watch list securities on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of OTTI indicators including, but not limited to, a significant adverse change in the financial condition and near term prospects of the issuer or a significant adverse change in legal factors, the business climate or credit ratings.
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
At June 30, 2006, the carrying value of the general account fixed maturities was $32,089 million, representing 80% of the total investment portfolio. The net unrealized position associated with the fixed maturity portfolio included $674 million in gross unrealized losses, consisting of asset-backed securities which represented 60%, corporate bonds which represented 18%, municipal securities which represented 11%, and all other fixed maturity securities which represented 11%. The gross unrealized loss for any single issuer was no greater than 0.2% of the carrying value of the total general account fixed maturity portfolio. The total fixed maturity gross unrealized losses of $674 million included 2,059 securities which were, in aggregate, 3% below amortized cost. The gross unrealized losses on equities are $8 million, including 141 securities which, in aggregate, are below cost by 3%.
Given the current facts and circumstances, the Impairment Committee has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at June 30, 2006 or December 31, 2005, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination is presented below by major security type. The Company does not consider the unrealized loss related to any single issuer to be significant.
Asset-Backed Securities
The unrealized losses on the Company’s investments in asset-backed securities were caused primarily by a change in interest rates. This category includes mortgage-backed pass-through securities guaranteed by an agency of the U.S. government. There were 410 agency mortgage-backed securities and 3 agency collateralized mortgage obligations (CMOs) in an unrealized loss position as of June 30, 2006. The aggregate severity of the unrealized loss on these securities was 6% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected principal payments of the underlying collateral.
The remainder of the holdings in this category are corporate mortgage-backed pass-through, CMOs and corporate asset-backed structured securities. The holdings in these sectors include 689 securities in an unrealized loss position with over 93% of these unrealized losses related to securities rated AAA. The aggregate severity of the unrealized loss was 3% of amortized cost. The contractual cash flows on the asset-backed structured securities are pass-through but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. The Company purchased the majority of those investments at a discount relative to their face amount. Within this category, securities subject to EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), are monitored for adverse changes in cash flow projections. If there are adverse changes in cash flows the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. There was no adverse change in estimated cash flows noted for the EITF 99-20 securities, which have an aggregate unrealized loss of $17.6 million and an aggregate severity of the unrealized loss of 2% of amortized cost.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Because the decline in fair value was primarily attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2006.

Corporate Securities
The Company’s portfolio management objective for corporate bonds focuses on sector and issuer exposures and value analysis within sectors. In order to maximize the total return objectives, corporate bonds are analyzed on a risk adjusted basis compared to other opportunities that are available in the market. Trading decisions may be made based on an issuer that may be overvalued in the Company’s portfolio compared to a like issuer that may be undervalued in the market. The Company also monitors issuer exposure and broader industry sector exposures and may reduce exposures based on its current view of a specific issuer or sector.
The unrealized losses on the Company’s investments in corporate bonds were caused primarily by a change in interest rates. Of the unrealized losses in this category, 72% relate to securities rated as investment grade (rated BBB or higher). The holdings in this category are diversified across 11 industry sectors and 387 securities. The aggregate severity of the unrealized loss was less than 4% of amortized cost. Within corporate bonds, the largest industry sectors were financial, communications and consumer cyclical, which as a percentage of total gross unrealized losses were 41%, 15% and 13% at June 30, 2006. The decline in market value is primarily attributable to changes in interest rates and macro conditions in certain sectors that the market views as temporarily out of favor. Because the decline is not related to specific credit quality issues, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2006.
States, Municipalities and Political Subdivisions — Tax-Exempt Securities
The unrealized losses on the Company’s investment in municipal securities were caused primarily by changes in interest rates. The Company invests in tax-exempt municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. Of the 376 securities in an unrealized loss position in the municipal portfolio, over 98% of these unrealized losses related to securities A rated or above where the cash flows are secured by the credit of the issuer. The aggregate unrealized loss severity in this category was 2% of amortized cost. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2006.
Investment Commitments
As of June 30, 2006 and December 31, 2005, the Company had committed approximately $134 million and $191 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of June 30, 2006 and December 31, 2005, the Company had commitments to purchase $170 million and $82 million, and sell $24 million and $12 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Condensed Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of June 30, 2006 and December 31, 2005, the Company had obligations on unfunded bank loan participations in the amount of $20 million and $21 million.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Note E. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments follows.

Derivative Financial Instruments Recognized Gains (Losses)
	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions)

General account
Without hedge designation
Swaps	$—	$(23)	$6	$(20)
Futures sold, not yet purchased	—	—	2	—
Currency forwards	(2)	—	(2)	1
Commitments to purchase government and municipal securities (TBAs)	1	—	—	—
Options embedded in convertible bonds	—	(15)	—	(27)

Trading activities
Futures purchased	(18)	7	11	(26)
Futures sold, not yet purchased	2	—	2	—
Currency forwards	(1)	—	—	—
Options purchased	—	(1)	—	(1)
Options written	—	—	—	1

Total	$(18)	$(32)	$19	$(72)

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

Derivative Financial Instruments

	Contractual/	Estimated	Estimated
June 30, 2006	Notional	Fair Value	Fair Value
(In millions)	Amount	Asset	(Liability)

General account
Without hedge designation
Swaps	$318	$—	$(3)
Currency forwards	17	—	—
Equity warrants	6	2	—
Options embedded in convertible debt securities	12	1	—

Trading activities
Futures purchased	691	—	(2)
Futures sold, not yet purchased	103	—	—
Currency forwards	41	—	—

Total general account	$1,188	$3	$(5)

Separate accounts
Options written	$8	$—	$—

Total separate accounts	$8	$—	$—

Derivative Financial Instruments

	Contractual/	Estimated	Estimated
December 31, 2005	Notional	Fair Value	Fair Value
(In millions)	Amount	Asset	(Liability)

General account
With hedge designation
Swaps	$265	$—	$(1)
Without hedge designation
Swaps	756	—	(8)
Currency forwards	15	—	—
Equity warrants	6	2	—
Options embedded in convertible debt securities	12	1	—

Trading activities
Futures purchased	1,058	—	(4)
Futures sold, not yet purchased	166	—	—
Currency forwards	59	—	(1)
Commitments to purchase mortgage-backed securities	21	—	—
Options purchased	20	—	—
Options written	21	—	—

Total general account	$2,399	$3	$(14)

Separate accounts
Options written	$7	$—	$—

Total separate accounts	$7	$—	$—

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
For the six months ended June 30, 2006, CNA paid Loews $9 million, while it received from Loews $16 million for the six months ended June 30, 2005, related to federal income taxes. CNA’s consolidated federal income taxes payable at June 30, 2006 reflects a $56 million payable to Loews. At December 31, 2005, CNA’s consolidated federal income taxes recoverable included a $68 million recoverable from Loews and a $6 million payable related to affiliates less than 80% owned.
The Loews consolidated federal income tax returns have been settled with the Internal Revenue Service through 2001 as the tax returns for 1998-2001, including related carryback claims and prior claims for refund, were approved by the Joint Committee on Taxation in the second quarter of 2005. As a result, the Company recorded a federal income tax benefit of $36 million and net refund interest of $79 million, net of tax, in the second quarter of 2005. The tax benefit related primarily to the release of federal income tax reserves.
In 2005, the Company paid Loews $37 million related to the net tax deficiency for the 1998-2001 tax returns and received from Loews $121 million related to net refund interest. The net refund interest was included in Other Revenues on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005, and was reflected in the Corporate and Other Non-Core segment.
The Loews federal income tax returns for 2002 through 2004 have been examined and are currently under review by the Joint Committee on Taxation. The Company believes the outcome of this review will not have a material effect on the financial condition or results of operations of the Company.
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
A portion of the premiums assumed under the IGI Program related to United States workers compensation “carve-out” business. Some of these premiums were received from John Hancock Mutual Life Insurance Company (John Hancock) under four excess of loss reinsurance treaties (the Treaties) issued by CNA Re Ltd. While John Hancock has indicated that it is not able to accurately quantify its potential exposure to its cedents on business which is retroceded to CNA, John Hancock has reported $266 million of paid and unpaid losses under these Treaties. John Hancock is disputing portions of its assumed obligations resulting in these reported losses, and has advised CNA that it is, or has been, involved in multiple arbitrations with its own cedents, in which proceedings John Hancock is seeking to avoid and/or reduce risks that would otherwise arguably be ceded to CNA through the Treaties. John Hancock has further informed CNA that it has settled several of these disputes, but has not provided CNA with details of the settlements. To the extent that John Hancock is successful in reducing its liabilities in these disputes, that development may have an impact on the recoveries it is seeking under the Treaties from CNA.
As indicated, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program, including the United States workers compensation “carve-out” business ceded from John Hancock and other reinsurers. While certain reinsurers of CNA, including participants in the AAHRU Facility, disputed their liabilities under the reinsurance contracts with respect to the IGI Program, those disputes have been resolved and substantial reinsurance coverage exists for those exposures.
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
California Wage and Hour Litigation
Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
a four-year period. Plaintiffs were seeking “overtime compensation,” “penalty wages,” and “other statutory penalties” without specifying any particular amounts. The Company has entered into a settlement agreement with plaintiffs which was approved by the Court in July 2006. The Company previously recorded a liability in anticipation of this settlement, therefore resolution of this matter has no material impact on results of operations.
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
Voluntary Market Premium Litigation
CNA, along with dozens of other insurance companies, is currently a defendant in nine cases, including eight purported class actions, brought by large policyholders. The complaints differ in some respects, but generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment. The Company has denied the material allegations made in these cases and has entered into a settlement agreement which is subject to court approval. The Company previously recorded a liability in anticipation of this settlement, therefore resolution of this matter is not expected to have a material impact on results of operations.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company. Catastrophe losses were $6 million and $5 million for the three months ended June 30, 2006 and 2005 and $18 million and $6 million for the six months ended June 30, 2006 and 2005.
Claim and claim adjustment expense reserves are presented net of amounts due from insureds related to losses under high deductible policies. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts for insurance receivables.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNDAUDITED)
The following tables summarize the gross and net carried reserves as of June 30, 2006 and December 31, 2005.

June 30, 2006

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves			Life and	Corporate
	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total

Gross Case Reserves	$6,967	$$1,801	$2,499	$2,867	$14,134
Gross IBNR Reserves	7,856	3,594	686	3,907	16,043

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,823	$5,395	$3,185	$6,774	$30,177

Net Case Reserves	$4,761	$1,335	$1,472	$1,312	$8,880
Net IBNR Reserves	6,364	2,649	380	1,908	11,301

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,125	$3,984	$1,852	$3,220	$20,181

December 31, 2005

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves			Life and	Corporate
	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total

Gross Case Reserves	$7,033	$1,907	$2,542	$3,297	$14,779
Gross IBNR Reserves	8,051	3,298	735	4,075	16,159

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$15,084	$5,205	$3,277	$7,372	$30,938

Net Case Reserves	$5,165	$1,442	$1,456	$1,554	$9,617
Net IBNR Reserves	6,081	2,352	381	1,902	10,716

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,246	$3,794	$1,837	$3,456	$20,333

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNDAUDITED)
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
In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of federal legislation to address asbestos claims; a further increase in asbestos, environmental pollution and mass tort claims which cannot now be anticipated; liability against the Company’s policyholders in environmental matters; broadened scope of clean-up resulting in increased liability to the Company’s policyholders; a further increase of claims and claims payments that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos, pollution and mass tort claims.
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
The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.
APMT Reserves

	June 30, 2006		December 31, 2005
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$2,799	$603	$2,992	$680
Ceded reserves	(1,294)	(229)	(1,438)	(257)

Net reserves	$1,505	$374	$1,554	$423

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
As of June 30, 2006 and December 31, 2005, CNA carried approximately $1,505 million and $1,554 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $1 million and $7 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2006 and 2005. The Company paid asbestos-related claims, net of reinsurance recoveries, of $50 million and $73 million for the six months ended June 30, 2006 and 2005.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNDAUDITED)
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
On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow — Liptak Corporation. Under the agreement, CNA is required to pay $74 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow — Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003 and the court is scheduled to consider confirmation of a bankruptcy plan containing an injunction to protect CNA from any future claims by the end of 2006.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNDAUDITED)
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
Suits have also been initiated directly against two CNA companies and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 70 Ohio actions filed to date, plaintiffs initially alleged that the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs. (E.g. Varner v. Ford Motor Co., (Ohio Ct. Common Pl., filed June 12, 2003); Peplowski v. ACE American Ins. Co., (N.D. Ohio, filed April 1, 2004) and Cross v. Garlock, Inc. (Ohio Ct. Common Pl., filed September 1, 2004)). In the most recent of these cases, plaintiffs have made only negligent undertaking claims against the insurers. (E.g., Ball v. Goodyear Tire & Rubber Co. (Ohio Ct. Common Pl., filed May 16, 2005)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no basis for spoliation, conspiracy and concert of action claims. That ruling was affirmed on appeal. Bugg v. Am. Std., Inc., No. 84829 (Ohio Ct. App. May 26, 2005). The Cuyahoga County court has continued to dismiss substantially similar types of complaints and plaintiffs have either failed to appeal the dismissals or have voluntarily dismissed their appeals. Nonetheless, plaintiffs continued to file additional similar suits, although at this point, all cases in that court have been dismissed. The only case that remains pending at this time is Peplowski, which was transferred to the federal Multi-District Litigation court in October 2004 and has been dormant since then. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNDAUDITED)
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
CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, Nos, 0-2C-1708 to -1719, filed June 28, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against five specifically named asbestos defendants. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflected two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005, and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint greatly expands the scope of the action against the insurers, including CCC. Under the Amended Complaint, the defendant insurers, including CCC, have now been sued for alleged violations of the UTPA in connection with handling and resolving asbestos personal injury and wrongful death claims in West Virginia courts against all their insureds if those claims were resolved before June 30, 2001. CCC, along with other insurer defendants removed the Adams case to Federal court, Adams v. Ins. Co. of North America (INA) et al. (S.D. W. Va. No. 2:05-CV-0527). A motion by plaintiffs to remand the case to state courts was granted on March 30, 2006. Following remand to state court, CCC’s motion to dismiss the Amended Complaint was denied as to living plaintiffs, but granted as to claims brought by two estates, and CCC subsequently answered the Amended Complaint, as it had been narrowed by the plaintiffs in the interim. As narrowed, the Amended Complaint continues to seek compensatory damages for the alleged delay in resolving plaintiffs’ underlying asbestos claims and for aggravation allegedly caused by that delay and punitive damages, but no longer seeks damages for the difference between the amount plaintiffs received in their underlying asbestos settlement and what they claim they should have received, damages for increased attorneys’ fees and litigation expenses, and damages for loss by spouses of consortium. The trial court has stated that it intends for trial in the case to commence in July 2007. Numerous factual and legal issues remain to be resolved that are critical to the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency and factual validity of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to the Company’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; (g) the appropriateness of the case for class action treatment; and (h) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
(UNDAUDITED)
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
Environmental Pollution and Mass Tort
As of June 30, 2006 and December 31, 2005, CNA carried approximately $374 million and $423 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the six months ended June 30, 2006. There was $3 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the six months ended June 30, 2005. The Company recorded $20 million and $10 million of current accident year losses related to mass tort for the six months ended June 30, 2006 and 2005. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $69 million and $80 million for the six months ended June 30, 2006 and 2005.
Net Prior Year Development
Favorable net prior year development of $4 million was recorded for the three months ended June 30, 2006, including $21 million of unfavorable claim and allocated claim adjustment expense reserve development and $25 million of favorable premium development. Unfavorable net prior year development of $92 million, including $162 million of unfavorable claim and allocated claim adjustment expense reserve development and $70 million of favorable premium development, was recorded for the three months ended June 30, 2005.
Unfavorable net prior year development of $2 million was recorded for the six months ended June 30, 2006, including $80 million of unfavorable claim and allocated claim adjustment expense reserve development and $78 million of favorable premium development. Unfavorable net prior year development of $160 million, including $295 million of unfavorable claim and allocated claim adjustment expense reserve development and $135 million of favorable premium development, was recorded for the six months ended June 30, 2005.
The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below excludes the impact of the provision for uncollectible reinsurance. See Note I for further discussion of the provision for uncollectible reinsurance.
The Company records favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties was fully utilized in 2003, the ceded premiums and losses for an individual segment may change in subsequent years because of the re-estimation of the subject losses or commutations of the underlying contracts. In 2005, the Company commuted a significant corporate aggregate reinsurance treaty. See Note I for further discussion of the corporate aggregate reinsurance treaties.
For the three and six months ended June 30, 2006, the Company recorded no net prior year development related to its remaining corporate aggregate reinsurance treaty. For the three months ended June 30, 2005, the Company recorded unfavorable net prior year development of $6 million related to the corporate aggregate reinsurance

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNDAUDITED)
treaties, consisting of $4 million of unfavorable development in Standard Lines, $1 million of favorable development in Specialty Lines and $3 million of unfavorable development in Corporate and Other Non-Core. For the six months ended June 30, 2005, the Company recorded unfavorable net prior year development of $18 million related to the corporate aggregate reinsurance treaties, consisting of $14 million of unfavorable development in Standard Lines, $6 million of favorable development in Specialty Lines and $10 million of unfavorable development in Corporate and Other Non-Core.
The following discussion includes the net prior year development recorded for Standard Lines, Specialty Lines and Corporate and Other Non-Core. Unfavorable net prior year development of $13 million and favorable net prior year development of $26 million was recorded in the Life and Group Non-Core segment for the three months ended June 30, 2006 and 2005. Favorable net prior year development of $2 million and $42 million was recorded in the Life and Group Non-Core segment for the six months ended June 30, 2006 and 2005.
Net Prior Year Development
For the three months ended June 30, 2006

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaty:

Core (Non-APMT)	$5	$(2)	$5	$8
APMT	—	—	—	—

Total	5	(2)	5	8
Ceded losses related to corporate aggregate reinsurance treaty	—	—	—	—

Pretax unfavorable (favorable) net prior year development before impact of premium development	5	(2)	5	8

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaty	(24)	2	(3)	(25)
Ceded premiums related to corporate aggregate reinsurance treaty	—	—	—	—

Total premium development	(24)	2	(3)	(25)

Total unfavorable (favorable) net prior year development (pretax)	$(19)	$—	$2	$(17)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNDAUDITED)
Net Prior Year Development
For the three months ended June 30, 2005

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:

Core (Non-APMT)	$52	$25	$62	$139
APMT	—	—	8	8

Total	52	25	70	147
Ceded losses related to corporate aggregate reinsurance treaties	—	—	—	—

Pretax unfavorable net prior year development before impact of premium development	52	25	70	147

Favorable premium development, excluding impact of corporate aggregate reinsurance treaties	(17)	(12)	(6)	(35)
Ceded premiums related to corporate aggregate reinsurance treaties	4	(1)	3	6

Total premium development	(13)	(13)	(3)	(29)

Total unfavorable net prior year development (pretax)	$39	$12	$67	$118

Net Prior Year Development
For the six months ended June 30, 2006

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaty:

Core (Non-APMT)	$64	$3	$11	$78
APMT	—	—	1	1

Total	64	3	12	79
Ceded losses related to corporate aggregate reinsurance treaty	—	—	—	—

Pretax unfavorable net prior year development before impact of premium development	64	3	12	79

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaty	(73)	(6)	4	(75)
Ceded premiums related to corporate aggregate reinsurance treaty	—	—	—	—

Total premium development	(73)	(6)	4	(75)

Total unfavorable (favorable) net prior year development (pretax)	$(9)	$(3)	$16	$4

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNDAUDITED)
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

Three Month Comparison
2006 Net Prior Year Development
Standard Lines
Favorable net prior year development of $19 million was recorded for the three months ended June 30, 2006, including $5 million of unfavorable claim and allocated claim adjustment expense reserve development and $24 million of favorable premium development.
Approximately $37 million of unfavorable claim and allocated claim adjustment expense reserve development primarily relates to continued claim cost inflation for workers compensation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation are increasing medical inflation and advances in medical care.
Approximately $12 million of favorable claim and allocated claim adjustment expense reserve development was due to improved experience for marine business, primarily in accident years 2005 and 2004. The case incurred loss (paid loss plus case reserve estimates for known claims) for these accident years has been less than expected. The expected case incurred loss was primarily based on the loss ratio expected for this business. The lower level of actual case incurred loss is driven by lower claim frequency and indicates a lower ultimate loss. The remainder of the favorable change in marine business is due to reviews of individual claims from older accident years.
Approximately $19 million of favorable claim and allocated claim adjustment expense reserve development was due to umbrella products. The change covers several accident years. Initial reserves are normally estimated using the loss ratio expected for this business due to the long-tail nature of this business. The long-tail nature of the business is due to the long period of time that passes between the time the business is written and the time when all claims are known and settled. The favorable change on the recent accident years is the result of giving greater weight to projections that rely on case incurred loss thereby recognizing the low level of case incurred loss. The favorable change in older years is driven by favorable outcomes on individual claims.
Approximately $21 million of favorable claim and allocated claim adjustment expense reserve development was related to continued improvement in the severity and frequency of claims for property coverages, primarily in

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
accident year 2005. The improvements in severity and frequency are substantially due to underwriting actions taken by the Company that have significantly improved the results on this business. Underwriting actions taken include efforts to write more business in non-catastrophe prone areas.
Approximately $10 million of unfavorable claim and allocated claim adjustment expense reserve development was due to the Company’s share of an assessment from the Mississippi Windstorm Underwriting Authority Pool.
The majority of the favorable premium development was due to additional premium primarily resulting from audits and changes to premium on several ceded reinsurance agreements. Business impacted included various middle market liability coverages, workers compensation, property, and large accounts. Unfavorable claim and allocated claim adjustment expense reserve development of approximately $16 million was recorded as a result of this favorable premium development.
Specialty Lines
There was $2 million of favorable claim and allocated claim adjustment expense development and $2 million of unfavorable premium development, resulting in no net prior year development.
Approximately $40 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business in accident years 2003 and prior. Previous reviews assumed that incurred severities had increased, at least in part, due to increases in the adequacy of case reserve estimates with relatively minor changes in underlying severity. Subsequent changes in paid and case incurred losses have shown that more of the change was due to underlying increases in verdict and settlement size for these accident years rather than increases in case reserve adequacy, resulting in higher ultimate losses. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in commercial and private real estate values.
Approximately $40 million of favorable claim and allocated claim adjustment expense development was due to improved claim severity and claim frequency in the healthcare professional liability business, primarily in dental, nursing home liability, physicians and other healthcare facilities. The improved severity and frequency are primarily due to underwriting changes. The Company no longer writes large national nursing home chains and focuses on smaller insureds in selected areas of the country. These changes have resulted in business that experiences fewer large claims.
Corporate and Other Non-Core
Unfavorable net prior year development of $2 million was recorded for the three months ended June 30, 2006, including $5 million of unfavorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development.

2005 Net Prior Year Development
Standard Lines
Unfavorable net prior year development of $39 million was recorded for the three months ended June 30, 2005, including $52 million of unfavorable claim and allocated claim adjustment expense reserve development and $13 million of favorable premium development.
Approximately $78 million of unfavorable net prior year claim and allocated claim adjustment expense development resulted from increased claim cost inflation for workers compensation, primarily in accident year 2002 and prior. The primary drivers of the increased claim cost inflation were increasing medical inflation and advances in medical care. Approximately $11 million of unfavorable premium development was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense development which resulted from additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss. Approximately $46 million of favorable net prior year claim and allocated claim expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004. The improvements in severity and frequency are substantially due to underwriting actions taken by the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Company that have significantly improved the results on this business. Underwriting actions taken include efforts to write more business in non-catastrophe prone areas. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to increased severity in liability coverages for large account policies. These increases are driven by increasing medical inflation and larger verdicts than anticipated, both of which increased the severity of these claims beyond the amount indicated by previous incurred development methods.
Favorable net prior year premium development was recorded as a result of additional premium resulting from audits and endorsements on recent policies.
Specialty Lines
Unfavorable net prior year development of $12 million was recorded for the three months ended June 30, 2005, including $25 million of unfavorable claim and allocated claim adjustment expense reserve development and $13 million of favorable premium development.
Approximately $60 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Previous reviews assumed that severities had increased, at least in part, due to increases in the adequacy of case reserve estimates. Subsequent changes in paid and incurred loss have shown that more of the change was due to larger verdicts and settlements during these accident years. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in real estate values. Favorable net prior year premium development of approximately $10 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense development.
Approximately $30 million of favorable claim and allocated claim adjustment expense development was due to improved severities on professional liability errors and omissions and directors & officers coverages. The lower severities are driven by efforts to resolve a higher percentage of claims without a resulting indemnity payment.
Corporate and Other Non-Core
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

Six Month Comparison
2006 Net Prior Year Development
Standard Lines
Favorable net prior year development of $9 million was recorded for the six months ended June 30, 2006, including $64 million of unfavorable claim and allocated claim adjustment expense reserve development and $73 million of favorable premium development.
Approximately $17 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to commercial auto, monoline and package liability, primarily in accident years 2004 and 2000 and prior. The change was driven by increases in individual claim case reserve estimates leading to higher results from projections that rely on case incurred loss. Approximately $14 million of favorable claim and allocated claim adjustment expense reserve development was related to lower severities on the excess and surplus lines business in accident years 2000 and subsequent. These severity changes were driven primarily by judicial decisions and settlement activities on individual claims. The severity changes led to lower case incurred loss and lower ultimate estimates.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Approximately $15 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased severity in liability coverages for large account policies. These increases were driven by increasing medical inflation and larger verdicts than anticipated, both of which increase the severity of these claims resulting in higher case incurred loss and higher ultimate estimates.
Approximately $10 million of favorable claim and allocated claim adjustment expense reserve development was due to improved experience for marine business, primarily in accident years 2005 and 2004. The case incurred loss (paid loss plus case reserve estimates for known claims) for these accident years has been less than expected. The expected case incurred loss was primarily based on the loss ratio expected for this business. The lower level of actual case incurred loss is driven by lower claim frequency and indicates a lower ultimate loss. The remainder of the favorable change in marine business is due to reviews of individual cases from older accident years.
Approximately $19 million of favorable claim and allocated claim adjustment expense reserve development was due to umbrella products. The change covers several accident years. Initial reserves are normally estimated using the loss ratio expected for this business due to the long-tail nature of this business. The long-tail nature of the business is due to the long period of time that passes between the time the business is written and the time when all claims are known and settled. The favorable change on the recent accident years is the result of giving greater weight to projections that rely on case incurred loss thereby recognizing the low level of case incurred loss. The favorable change in older years is driven by favorable outcomes on individual claims.
Approximately $43 million of favorable claim and allocated claim adjustment expense reserve development was related to continued improvement in the severity and frequency of claims for property coverages, primarily in accident year 2005. The improvements in severity and frequency are substantially due to underwriting actions taken by the Company that have significantly improved the results on this business. Underwriting actions taken include efforts to write more business in non-catastrophe prone areas.
Approximately $10 million of unfavorable claim and allocated claim adjustment expense reserve development was due to the Company’s share of an assessment from the Mississippi Windstorm Underwriting Authority Pool.
Additional unfavorable claim and allocated claim adjustment expense reserve development was primarily due to continued claim cost inflation for workers compensation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation are increasing medical inflation and advances in medical care.
The majority of the favorable premium development was due to additional premium primarily resulting from audits and changes to premium on several ceded reinsurance agreements. Business impacted included various middle market liability coverages, workers compensation, property, and large accounts. This favorable premium development was partially offset by unfavorable claim and allocated claim adjustment expense reserve development recorded as a result of this favorable premium development.
Specialty Lines
Favorable net prior year development of $3 million was recorded for the six months ended June 30, 2006. This amount consisted of $3 million of unfavorable claim and allocated claim adjustment expense development and $6 million of favorable premium development.
Approximately $40 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business in accident years 2003 and prior. Previous reviews assumed that incurred severities had increased, at least in part, due to increases in the adequacy of case reserve estimates with relatively minor changes in underlying severity. Subsequent changes in paid and case incurred losses have shown that more of the change was due to underlying increases in verdict and settlement size for these accident years rather than increases in case reserve adequacy, resulting in higher ultimate losses. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in real estate values.
Approximately $40 million of favorable claim and allocated claim adjustment expense development was due to improved claim severity and claim frequency in the healthcare professional liability business, primarily in dental, nursing home liability, physicians and other healthcare facilities. The improved severity and frequency are primarily due to underwriting changes. The Company no longer writes large national nursing home chains and focuses on

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
smaller insureds in selected areas of the country. These changes have resulted in business that experiences fewer large claims.
Approximately $15 million of unfavorable claim and allocated claim adjustment expense reserve development was primarily related to increased severity on large claims from large law firm errors and omissions, and directors & officers coverages. Approximately $17 million of favorable claim and allocated claim adjustment expense reserve development was recorded in the warranty line of business for the most recent accident year. The reserves for this business are initially estimated based on the loss ratio expected for the business. Subsequent estimates rely more heavily on the actual case incurred losses due to the short-tail nature of this business. The short-tail nature of the business is due to the short period of time that passes between the time the business is written and the time when all claims are known and settled. Case incurred loss for the most recent accident year has been lower than indicated by the initial loss ratio. The remainder of the unfavorable claim and allocated claim adjustment expense reserve development was due to additional losses recorded on favorable premium development.
Corporate and Other Non-Core
Unfavorable net prior year development of $16 million was recorded for the six months ended June 30, 2006. This amount consisted of $12 million of unfavorable claim and allocated claim adjustment expense development and $4 million of unfavorable premium development.
The unfavorable claim and allocated claim adjustment expense reserve development was primarily related to the financial guarantee line of business, and an adverse arbitration ruling that was offset by a release of a previously established allowance for uncollectible reinsurance. Reserves for the financial guarantee line of business are driven by individual claim estimates. This unfavorable claim and allocated claim adjustment expense reserve development was partially offset by the favorable loss development impact of an assumed reinsurance commutation. The unfavorable premium development was also related to this reinsurance commutation.

2005 Net Prior Year Development
Standard Lines
Unfavorable net prior year development of $72 million was recorded for the six months ended June 30, 2005. This amount consisted of $184 million of unfavorable claim and allocated claim adjustment expense development and $112 million of favorable premium development.
Approximately $108 million of unfavorable net prior year claim and allocated claim expense development resulted from increased severity trends for workers compensation, primarily in accident year 2002 and prior. The primary drivers of the increased claim cost inflation were increasing medical inflation and advances in medical care. Approximately $112 million of favorable net prior year claim and allocated claim expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004. The improvements in severity and frequency are substantially due to underwriting actions taken by the Company that have significantly improved the results on this business. Underwriting actions taken include efforts to write more business in non-catastrophe prone areas. Approximately $90 million of unfavorable net prior year claim and allocated claim adjustment expense development and $83 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties. Approximately $51 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to increased severity in liability coverages for large account policies. These increases are driven by increasing medical inflation and larger verdicts than anticipated, both of which increase the severity of these claims beyond the amount indicated by incurred development methods.
Favorable net prior year premium development was recorded as a result of additional premium resulting from audits and endorsements on recent policies.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
Approximately $60 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Previous reviews assumed that severities had increased, at least in part, due to increases in the adequacy of case reserve estimates. Subsequent changes in paid and incurred loss have shown that more of the change was due to larger verdicts and settlements during these accident years. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in real estate values. Favorable net prior year premium development of approximately $10 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense development.
Approximately $27 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to large directors & officers (D&O) claims assumed from a London syndicate, primarily in accident years 2001 and prior. Approximately $40 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded due to large claims resulting from excess coverages provided to health care facilities. The claim severity estimates for this business are driven by individual case by case reviews. Reviews of the individual claims underlying the excess coverages provided by the Company resulted in significant increases to the individual case estimates.
Approximately $37 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. The improved severity and frequency are primarily due to underwriting changes in this business. The Company no longer writes large national chains and focuses on smaller insureds in selected areas of the country. These changes have resulted in business that experiences fewer large claims. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to other large D&O claims partially decreased by favorable net prior year claim and allocated claim expense development as a result of favorable experience in the warranty line of business.
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
Note I. Reinsurance
CNA cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company. Therefore, a credit exposure exists with respect to property and casualty and life

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
The following table summarizes the amounts receivable from reinsurers at June 30, 2006 and December 31, 2005.

Components of reinsurance receivables	June 30, 2006	December 31, 2005
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$9,996	$10,605
Ceded future policy benefits	1,129	1,193
Ceded policyholders’ funds	54	56
Billed reinsurance receivables	803	582

Reinsurance receivables	11,982	12,436
Allowance for uncollectible reinsurance	(527)	(519)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$11,455	$11,917

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
The effects of reinsurance on earned premiums are shown in the following table.
Components of Earned Premiums

Three months ended June 30	Direct	Assumed	Ceded	Net
(In millions)

2006
Property and casualty	$2,259	$7	$534	$1,732
Accident and health	172	13	27	158
Life	22	—	20	2

Total earned premiums	$2,453	$20	$581	$1,892

2005
Property and casualty	$2,530	$1	$824	$1,707
Accident and health	252	10	57	205
Life	37	—	37	—

Total earned premiums	$2,819	$11	$918	$1,912

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Components of Earned Premiums

Six months ended June 30	Direct	Assumed	Ceded	Net
(In millions)

2006
Property and casualty	$4,453	$28	$1,043	$3,438
Accident and health	364	29	72	321
Life	58	—	56	2

Total earned premiums	$4,875	$57	$1,171	$3,761

2005
Property and casualty	$5,052	$59	$1,670	$3,441
Accident and health	560	24	215	369
Life	82	—	81	1

Total earned premiums	$5,694	$83	$1,966	$3,811

Included in the direct and ceded earned premiums for the three months ended June 30, 2006 and 2005 are $363 million and $754 million, and for the six months ended June 30, 2006 and 2005 are $710 million and $1,601 million, related to business that is 100% reinsured as a result of business dispositions and a significant captive program.
Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Condensed Consolidated Balance Sheets.
Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $1,067 million and $1,050 million at June 30, 2006 and December 31, 2005. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaty, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur interest costs on these contracts for several years.
As of June 30, 2006 and December 31, 2005, there were 13 ceded reinsurance treaties inforce that the Company considers to be finite reinsurance. These treaties provide reinsurance protection for individual accident years 1999 through 2002 on specified portions of the Company’s domestic property and casualty business. All of these contracts are accounted for on a funds withheld basis. The following table summarizes the pretax impact of these contracts, including the corporate aggregate reinsurance treaty discussed in further detail below. In 2003, the Company discontinued purchases of such contracts. Effective October 1, 2005, the Aggregate Cover, which was a corporate aggregate reinsurance treaty related to the 1999 through 2001 accident years and covered substantially all of the Company’s property and casualty lines of business, was commuted.

Three months ended June 30	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

2006
Ceded earned premium	$—	$—	$(10)	$(10)
Ceded claim and claim adjustment expense	—	—	17	17
Ceding commissions	—	—	—	—
Interest charges	—	(18)	(9)	(27)

Pretax expense	$—	$(18)	$(2)	$(20)

2005
Ceded earned premium	$(6)	$—	$3	$(3)
Ceded claim and claim adjustment expense	—	—	2	2
Ceding commissions	—	—	3	3
Interest charges	(18)	(16)	(12)	(46)

Pretax expense	$(24)	$(16)	$(4)	$(44)

Six months ended June 30	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

2006
Ceded earned premium	$—	$—	$(12)	$(12)
Ceded claim and claim adjustment expense	—	—	17	17
Ceding commissions	—	—	—	—
Interest charges	—	(35)	(16)	(51)

Pretax expense	$—	$(35)	$(11)	$(46)

2005
Ceded earned premium	$(18)	$—	$65	$47
Ceded claim and claim adjustment expense	—	—	(67)	(67)
Ceding commissions	—	—	(30)	(30)
Interest charges	(42)	(32)	(10)	(84)

Pretax expense	$(60)	$(32)	$(42)	$(134)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Included in “All Other” above for the six months ended June 30, 2005 is approximately $24 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact from the arbitration ruling of $10 million pretax expense for the six months ended June 30, 2005.
The pretax impact by operating segment of the Company’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties, was as follows:

	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions)

Standard Lines	$(11)	$(30)	$(24)	$(96)
Specialty Lines	(2)	—	(4)	(7)
Corporate and Other	(7)	(14)	(18)	(31)

Pretax benefit (expense)	$(20)	$(44)	$(46)	$(134)

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
CNA’s funding policy is to make contributions in accordance with applicable governmental regulatory requirements. The assets of the plans are invested primarily in mortgage-backed securities, short term investments, equity securities and limited partnerships.
CNA provides certain healthcare and life insurance benefits to eligible retired employees, their covered dependents and their beneficiaries. The funding for these plans is generally to pay covered expenses as they are incurred.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The components of net periodic benefit costs are presented in the following table.
Net Periodic Benefit Costs

	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions)

Pension Benefits
Service cost	$5	$6	$13	$14
Interest cost on projected benefit obligation	35	36	72	72
Expected return on plan assets	(40)	(40)	(80)	(78)
Prior service cost amortization	—	—	1	1
Actuarial loss	7	4	17	11

Net periodic pension cost	$7	$6	$23	$20

Postretirement benefits
Service cost	$—	$1	$1	$1
Interest cost on projected benefit obligation	1	2	4	5
Prior service cost amortization	(6)	(7)	(13)	(14)
Actuarial loss	1	1	2	2

Net periodic postretirement cost (benefit)	$(4)	$(3)	$(6)	$(6)

At December 31, 2005, CNA expected to contribute $7 million to its pension plans and $14 million to its postretirement healthcare and life insurance benefit plans in 2006. As of June 30, 2006, $5 million of contributions have been made to its pension plans and $6 million to its postretirement healthcare and life insurance benefit plans. CNA plans to contribute an additional $2 million to its pension plans and $8 million to its postretirement healthcare and life insurance benefit plans during the remainder of 2006.
Stock-Based Compensation
The Board of Directors approved the CNA Long Term Incentive Plan (the LTI Plan) during 1999 and subsequently merged it with the CNA Financial Corporation Incentive Compensation Plan in February 2000. The LTI Plan authorizes the grant of options and stock appreciation rights (SARs) to certain management personnel for up to 4 million shares of the Company’s common stock. All options and SARs granted have ten-year terms and vest ratably over the four-year period following the date of grant. The number of shares available for the granting of options and SARs under the LTI Plan as of June 30, 2006, was approximately 2 million.
The following table presents activity under the LTI Plan during the six months ended June 30, 2006.
Options and SARs Plan Activity

		Weighted
		Average Option
	Number	Price per
	of Awards	Award

Balance at January 1, 2006	1,628,600	$28.71
Awards granted	327,000	30.98
Awards exercised	(1,600)	25.73
Awards forfeited	(15,500)	28.11

Balance at June 30, 2006	1,938,500	$29.09

Awards exercisable at June 30, 2006	1,188,050	$29.51

During 2006, the Company awarded SARs totaling 327,000 shares. The SARs balance at June 30, 2006 was 323,800 shares with 3,200 shares forfeited.
At June 30, 2006, the Company’s non-vested portion of a restricted stock grant totaled 15,000 shares with a grant-date fair value of $392 thousand.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The weighted average grant-date fair value of awards granted during the six months ended June 30, 2006 was $10.72. The weighted average remaining contractual term of awards outstanding and exercisable as of June 30, 2006, were 6.93 years and 5.78 years. The aggregate intrinsic value of awards outstanding and exercisable at June 30, 2006 were $8 million and $5 million. The total intrinsic value of awards exercised during the six months ended June 30, 2006 was $9 thousand.
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
CNA Surety has reserved shares of its common stock for issuance to directors, officers and employees of CNA Surety through incentive stock options, non-qualified stock options and stock appreciation rights under separate plans (CNA Surety Plans). The CNA Surety Plans have in the aggregate 3.3 million shares available for which options may be granted. At June 30, 2006, approximately 1.2 million options were outstanding under these plans. CNA Surety also adopted SFAS 123R effective January 1, 2006. The data provided in the preceding paragraphs does not include CNA Surety’s stock-based compensation plans.
The Company recorded stock-based compensation expense of $904 thousand and $119 thousand during the three months ended June 30, 2006 and 2005. The related income tax benefit recognized was $316 thousand and $42 thousand. The Company recorded stock-based compensation expense of $1.6 million and $236 thousand during the six months ended June 30, 2006 and 2005. The related income tax benefit recognized was $576 thousand and $83 thousand. These amounts include compensation in the form of restricted stock grants awarded by the Company and expense recorded by CNA Surety for these periods. At June 30, 2006, the compensation cost related to nonvested awards not yet recognized was $5.6 million, and the weighted average period over which it is expected to be recognized is 1.6 years.
Note K. Commitments, Contingencies and Guarantees
Commitments and Contingencies
In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At June 30, 2006 and December 31, 2005, there were approximately $29 million and $30 million of outstanding letters of credit.
The Company is obligated to make future payments totaling $243 million for non-cancelable operating leases expiring from 2006 through 2019 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $30 million in 2006; $46 million in 2007; $40 million in 2008; $31 million in 2009; $27 million in 2010; and $69 million in 2011 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $24 million as of June 30, 2006. Estimated future minimum payments under these contracts are as follows: $11 million in 2006, $10 million in 2007, and $3 million in 2008.
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
Guarantees
CNAF has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNAF would be required to remit prompt payment on leases in question if the primary obligor fails to observe and

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees was approximately $6 million at June 30, 2006.
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at June 30, 2006 that the Company could be required to pay under this guarantee are approximately $234 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.
CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees was approximately $6 million at June 30, 2006.
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2006 the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $935 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2006, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. The Company recorded approximately $27 million and $65 million of other liabilities related to these indemnification agreements as of June 30, 2006 and December 31, 2005.
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
Comprehensive Income (Loss)

	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions)

Net income	$239	$290	$468	$475

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains/losses arising during the period, net of tax benefit (expense) of $148, $(250), $280 and $(119)	(276)	464	(520)	222
Net unrealized gains/losses at beginning of period included in realized gains/losses during the period, net of tax benefit of $1, $29, $4 and $60	(1)	(53)	(8)	(111)

Net change in unrealized gains/losses on general account investments, net of tax benefit (expense) of $149, $(221), $284 and $(59)	(277)	411	(528)	111
Net change in unrealized gains/losses on discontinued operations and other, net of tax benefit of $0, $3, $2 and $0	—	9	1	—
Foreign currency translation adjustment	24	(18)	27	(24)
Net change in minimum pension liability, net of tax benefit of $0, $0, $0 and $0	—	—	(1)	—
Allocation to participating policyholders’ and minority interests	6	(10)	15	—

Other comprehensive income (loss), net of tax benefit (expense) of $149, $(218), $286 and $(59)	(247)	392	(486)	87

Total comprehensive income (loss)	$(8)	$682	$(18)	$562

Note M. Business Segments
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
For the three months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
June 30, 2006
(In millions)

Net earned premiums	$1,096	$633	$159	$5	$(1)	$1,892
Net investment income	238	99	138	77	—	552
Other revenues	13	41	24	1	(13)	66

Total operating revenues	1,347	773	321	83	(14)	2,510

Claims, benefits and expenses:
Net incurred claims and benefits	741	388	266	31	—	1,426
Policyholders’ dividends	4	1	1	—	—	6
Amortization of deferred acquisition costs	238	131	4	(1)	—	372
Other insurance related expenses	103	41	40	(1)	(1)	182
Restructuring and other related charges	—	—	—	(13)	—	(13)
Other expenses	19	36	13	33	(13)	88

Total claims, benefits and expenses	1,105	597	324	49	(14)	2,061

Operating income (loss) from continuing operations before income tax and minority interest	242	176	(3)	34	—	449
Income tax (expense) benefit on operating income (loss)	(73)	(58)	8	(11)	—	(134)
Minority interest	(2)	(8)	—	—	—	(10)

Net operating income from continuing operations	167	110	5	23	—	305

Realized investment losses, net of participating policyholders’ and minority interests	(37)	(13)	(34)	(14)	—	(98)
Income tax benefit on realized investment losses	13	4	11	6	—	34

Income (loss) from continuing operations	$143	$101	$(18)	$15	$—	$241

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
For the three months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
June 30, 2005
(In millions)

Net earned premiums	$1,084	$630	$204	$(3)	$(3)	$1,912
Net investment income	171	67	146	55	—	439
Other revenues	27	29	25	128	(16)	193

Total operating revenues	1,282	726	375	180	(19)	2,544

Claims, benefits and expenses:
Net incurred claims and benefits	772	435	284	80	—	1,571
Policyholders’ dividends	8	1	—	1	—	10
Amortization of deferred acquisition costs	237	132	6	(1)	—	374
Other insurance related expenses	103	24	71	—	(3)	195
Other expenses	33	25	16	28	(16)	86

Total claims, benefits and expenses	1,153	617	377	108	(19)	2,236

Operating income (loss) from continuing operations before income tax and minority interest	129	109	(2)	72	—	308
Income tax (expense) benefit on operating income (loss)	(27)	(32)	7	14	—	(38)
Minority interest	(2)	4	—	—	—	2

Net operating income from continuing operations	100	81	5	86	—	272

Realized investment gains (losses), net of participating policyholders’ and minority interests	25	8	(1)	(6)	—	26
Income tax (expense) benefit on realized investment gains (losses)	(8)	(3)	—	1	—	(10)

Income from continuing operations	$117	$86	$4	$81	$—	$288

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
For the six months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
June 30, 2006
(In millions)

Net earned premiums	$2,182	$1,261	$322	$(2)	$(2)	$3,761
Net investment income	466	186	325	145	—	1,122
Other revenues	33	74	36	2	(26)	119

Total operating revenues	2,681	1,521	683	145	(28)	5,002

Claims, benefits and expenses:
Net incurred claims and benefits	1,521	760	572	59	1	2,913
Policyholders’ dividends	8	2	1	—	—	11
Amortization of deferred acquisition costs	476	258	8	—	—	742
Other insurance related expenses	204	78	93	16	(3)	388
Restructuring and other related charges	—	—	—	(13)	—	(13)
Other expenses	38	68	26	63	(26)	169

Total claims, benefits and expenses	2,247	1,166	700	125	(28)	4,210

Operating income (loss) from continuing operations before income tax and minority interest	434	355	(17)	20	—	792
Income tax (expense) benefit on operating income (loss)	(129)	(117)	19	(7)	—	(234)
Minority interest	(5)	(14)	—	—	—	(19)

Net operating income from continuing operations	300	224	2	13	—	539

Realized investment losses, net of participating policyholders’ and minority interests	(24)	(10)	(46)	(9)	—	(89)
Income tax (expense) benefit on realized investment gains (losses)	9	3	16	(2)	—	26

Income (loss) from continuing operations	$285	$217	$(28)	$2	$—	$476

As of June 30, 2006 (In millions)

Reinsurance receivables	$3,929	$1,509	$2,533	$4,011	$—	$11,982

Insurance receivables	$1,955	$462	$58	$8	$—	$2,483

Insurance reserves:
Claim and claim adjustment expense	$14,823	$5,395	$3,185	$6,774	$—	$30,177
Unearned premiums	2,089	1,613	202	5	(2)	3,907
Future policy benefits	—	—	6,461	—	—	6,461
Policyholders’ funds	31	—	1,084	—	—	1,115

Deferred acquisition costs	$428	$277	$506	$—	$—	$1,211

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
For the six months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
June 30, 2005
(In millions)

Net earned premiums	$2,253	$1,203	$370	$(9)	$(6)	$3,811
Net investment income	354	123	252	116	—	845
Other revenues	48	60	58	140	(35)	271

Total operating revenues	2,655	1,386	680	247	(41)	4,927

Claims, benefits and expenses:
Net incurred claims and benefits	1,602	792	518	90	(2)	3,000
Policyholders’ dividends	12	2	—	1	—	15
Amortization of deferred acquisition costs	476	262	13	1	—	752
Other insurance related expenses	242	48	125	10	(4)	421
Other expenses	59	53	30	64	(35)	171

Total claims, benefits and expenses	2,391	1,157	686	166	(41)	4,359

Operating income (loss) from continuing operations before income tax and minority interest	264	229	(6)	81	—	568
Income tax (expense) benefit on operating income (loss)	(59)	(68)	12	16	—	(99)
Minority interest	(4)	(1)	—	—	—	(5)

Net operating income from continuing operations	201	160	6	97	—	464

Realized investment gains (losses), net of participating policyholders’ and minority interests	20	9	(6)	(16)	—	7
Income tax (expense) benefit on realized investment gains (losses)	(11)	(1)	2	5	—	(5)

Income from continuing operations	$210	$168	$2	$86	$—	$466

As of December 31, 2005 (In millions)

Reinsurance receivables	$3,968	$1,493	$2,707	$4,268	$—	$12,436

Insurance receivables	$1,826	$375	$105	$5	$—	$2,311

Insurance reserves:
Claim and claim adjustment expense	$15,084	$5,205	$3,277	$7,372	$—	$30,938
Unearned premiums	1,952	1,577	168	9	—	3,706
Future policy benefits	—	—	6,297	—	—	6,297
Policyholders’ funds	30	—	1,465	—	—	1,495

Deferred acquisition costs	$408	$274	$515	$—	$—	$1,197

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ and minority interests.
Revenue by Line of Business

	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions)

Standard Lines
Property	$244	$218	$472	$432
Casualty	821	854	1,708	1,805
CNA Global	245	235	477	438

Standard Lines revenue	1,310	1,307	2,657	2,675

Specialty Lines
Professional Liability Insurance (CNA Pro)	579	564	1,160	1,059
Surety	108	95	210	189
Warranty	73	75	141	147

Specialty Lines revenue	760	734	1,511	1,395

Life and Group Non-Core
Life & Annuity	58	88	166	126
Health	207	220	431	449
Other	22	66	40	99

Life and Group Non-Core revenue	287	374	637	674

Corporate and Other Non-Core
CNA Re	26	10	43	26
Other	43	164	93	205

Corporate and Other Non-Core revenue	69	174	136	231

Eliminations	(14)	(19)	(28)	(41)

Total revenue	$2,412	$2,570	$4,913	$4,934

Note N. Restructuring and Other Related Charges
In 2001, the Company finalized and approved a plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations. During the second quarter of 2006, management reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability is no longer required as the Company has completed its lease obligations. As a result the excess remaining accrual was released, resulting in pretax income of $13 million.
Note O. Significant Transactions
Managed Care Holdings Corporation
On March 31, 2005, the Company completed the sale of Managed Care Holdings Corporation and its subsidiary, Caronia Corporation, to Octagon Risk Services, Incorporated, for approximately $16 million. As a result of the sale, CNA recorded a realized gain of approximately $1 million after-tax. The revenue of the business sold was $4 million for the six months ended June 30, 2005. Net income related to this business was $0.2 million for the six months ended June 30, 2005. Additionally, the Company’s goodwill decreased $17 million as a result of the sale.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Specialty Medical Business
On January 6, 2005, the Company completed the sale of its specialty medical business to Aetna Inc. As a result of the sale, CNA recorded a realized gain of approximately $9 million in 2005, of which $2 million and $5 million was recognized for the three and six months ended June 30, 2005. The revenues of the business sold were $3 million and $10 million for the three and six months ended June 30, 2005. Net income related to this business was $2 million and $5 million for the three and six months ended June 30, 2005.
Note P. Related Party Transactions
CNA reimburses Loews, or pays directly, for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA. In 2005, the amounts reimbursed or paid by CNA were approximately $23 million. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. See Note F for further discussion on taxes.
CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten-year term maturing between October of 2008 and May of 2010, and are secured by the stock purchased. The carrying value of the loans as of June 30, 2006 exceeds the fair value of the related common stock collateral by $16 million.
CNA Surety Corporation
Loans to National Contractor
CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF provided loans to the contractor through a credit facility. Due to reduced operating cash flow at the contractor these loans were fully impaired through realized investment losses in 2004 and 2005. For the three and six months ended June 30, 2005, the Company recorded a pretax impairment charge of $21 million and $34 million. The Company no longer provides additional liquidity to the contractor and has not recognized interest income related to the loans since June 30, 2005.
In addition to the impairment of loans outstanding under the credit facility, the Company determined that the contractor would likely be unable to meet its obligations under the surety bonds. Accordingly, during 2005, CNA Surety established $110 million of surety loss reserves in anticipation of future loss payments, $50 million of which was ceded to CCC under the reinsurance agreements discussed below. Further deterioration of the contractor’s operating cash flow could result in higher loss estimates and trigger additional reserve actions. If any such reserve additions were required, CCC would have all further surety bond exposure through the reinsurance arrangements. During the three and six months ended June 30, 2006, CNA Surety paid $9 million and $21 million related to surety losses of the contractor. As of June 30, 2006, CNA Surety has made total payments of approximately $47 million related to outstanding bonded obligations of the contractor.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
CCC and CNA Surety continue to engage in periodic discussions with insurance regulatory authorities regarding the level of surety bonds provided for this contractor and will continue to apprise those authorities of the status of their ongoing exposure to this account.
Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, reduce CNA Surety’s and ultimately the Company’s exposure to loss. While the Company believes that the contractor’s continuing restructuring efforts may be successful, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the Company’s surety bonds could have a material adverse effect on the Company’s results of operations. If such failures occur, the Company estimates the additional surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $90 million pretax.
CNAF has also guaranteed or provided collateral for the contractor’s letters of credit. As of June 30, 2006 and December 31, 2005, these guarantees and collateral obligations aggregated $13 million.
Note Q. Statutory Accounting Practices
CNA’s domestic and foreign insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to certain fixed maturity securities. The National Association of Insurance Commissioners (NAIC) has codified statutory accounting principles to foster more consistency among the states for accounting guidelines and reporting.
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
CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus as of June 30, 2006 or December 31, 2005.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation — Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2006, CCC is in a positive earned surplus position, enabling CCC to pay approximately $264 million of dividend payments for the remainder of 2006 that would not be subject to the Department’s prior approval. In February of 2006, the Department approved extraordinary dividends in the amount of $344 million to be used to fund CNAF’s 2006 debt service and principal repayment requirements. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life and group insurance subsidiaries, were as follows.
Preliminary Statutory Information

	Statutory Capital and Surplus		Statutory Net Income (Loss)		Statutory Net Income (Loss)
			Three months ended June 30		Six months ended June 30
	June 30, 2006	December 31, 2005	2006	2005	2006	2005

(In millions)

Property and casualty companies (a)	$7,374	$6,940	$97	$288	$263	$868
Life and group insurance companies	669	627	32	32	42	54

(a)	Surplus includes the property and casualty companies’ equity ownership of the life and group company’s capital and surplus.
Note R. Discontinued Operations
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
Operating results of the discontinued operations were as follows:
Discontinued Operations

	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions)

Revenues:
Net investment income	$4	$4	$8	$8
Other	(3)	1	(3)	(5)

Total revenues	1	5	5	3
Insurance related (expenses) benefits	(3)	(3)	(13)	6

Income (loss) before income taxes	(2)	2	(8)	9
Income tax benefit	—	—	—	—

Income (loss) from discontinued operations, net of tax	$(2)	$2	$(8)	$9

Net assets of discontinued operations are included in Other Assets in the Condensed Consolidated Balance Sheets and were as follows:

Discontinued Operations
(In millions)	June 30, 2006	December 31, 2005

Assets:
Investments	$316	$358
Reinsurance receivables	55	78
Cash	34	29
Other assets	27	5

Total assets	432	470

Liabilities:
Insurance reserves	(322)	(338)
Other liabilities	(15)	(19)

Total liabilities	(337)	(357)

Net assets of discontinued operations	$95	$113

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The Accumulated Other Comprehensive Income, net of tax, reported on the Condensed Consolidated Balance Sheets includes $10 million and $11 million related to unrealized gains and $12 million and $6 million related to the cumulative foreign currency translation adjustment for discontinued operations as of June 30, 2006 and December 31, 2005.
CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). At June 30, 2006 and December 31, 2005, the insurance reserves are net of discount of $121 million and $105 million. The income (loss) reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations. See Note S for information on the restatement for discontinued operations.
Note S. Restatements
The Company has restated its previously reported interim financial statements for the three and six months ended June 30, 2005 and all related disclosures. The restatement is to correct the accounting for discontinued operations acquired in the Company’s merger with The Continental Corporation in 1995 and to correct classification errors within the Company’s Condensed Consolidated Statement of Cash Flows.
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
The effect of the restatement on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 is included in the table below.

(In millions, except per share data)	Three Months		Six Months
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Period ended June 30, 2005
Income from discontinued operations, net of tax expense of $0 and $0	$—	$2	$—	$9
Net income	288	290	466	475

Earnings per share:
Income from discontinued operations, net of tax	$—	$—	$—	$0.03
Basic and diluted earnings per share available to common stockholders	1.06	1.06	1.69	1.72

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Condensed Consolidated Statement of Cash Flows
The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 has been restated to reflect the following:
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
As a result of the restatements, previously reported cash flows provided by operating activities-continuing operations, cash flows used by investing activities-continuing operations and cash flows used by financing activities-continuing operations were increased or decreased for the six months ended June 30, 2005 as follows:

For the six months ended June 30	2005
(In millions)

Cash flows provided by operating activities-continuing operations
As previously reported	$844
Impact of restatements	133

As restated	$977

Cash flows used by investing activities-continuing operations
As previously reported	$(364)
Impact of restatements	(71)

As restated	$(435)

Cash flows used by financing activities-continuing operations
As previously reported	$(505)
Impact of restatements	(61)

As restated	$(566)

The restatements related to cash flows had no impact on the total change in cash from continuing operations within the Condensed Consolidated Statement of Cash Flows.
Additionally, the Company has revised its Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, as well as to include the cash balance related to discontinued operations in the Condensed Consolidated Statement of Cash Flows.

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
We have previously restated our reported interim financial statements for the three and six months ended June 30, 2005 and all related disclosures. The restatement is to correct the accounting for discontinued operations acquired in our merger with The Continental Corporation in 1995 and to correct classification errors within our Condensed Consolidated Statement of Cash Flows. This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) gives effect to the restatement of the Condensed Consolidated Financial Statements. Further information on this restatement is provided in Note S of the Condensed Consolidated Financial Statements included under Item 1.
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Further information on our reserves is provided in Note H of the Condensed Consolidated Financial Statements included under Item 1.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions, except per share data)

Revenues
Net earned premiums	$1,892	$1,912	$3,761	$3,811
Net investment income	552	439	1,122	845
Other revenues	66	193	119	271

Total operating revenues	2,510	2,544	5,002	4,927

Claims, Benefits and Expenses
Net incurred claims and benefits	1,426	1,571	2,913	3,000
Policyholders’ dividends	6	10	11	15
Amortization of deferred acquisition costs	372	374	742	752
Other insurance related expenses	182	195	388	421
Restructuring and other related charges	(13)	—	(13)	—
Other expenses	88	86	169	171

Total claims, benefits and expenses	2,061	2,236	4,210	4,359

Operating income from continuing operations before income tax and minority interest	449	308	792	568
Income tax expense on operating income	(134)	(38)	(234)	(99)
Minority interest	(10)	2	(19)	(5)

Net operating income from continuing operations	305	272	539	464

Realized investment gains (losses), net of participating policyholders’ and minority interests	(98)	26	(89)	7
Income tax (expense) benefit on realized investment gains (losses)	34	(10)	26	(5)

Income from continuing operations	241	288	476	466

Income (loss) from discontinued operations, net of tax of $0, $0, $0 and $0	(2)	2	(8)	9

Net income	$239	$290	$468	$475

Basic and Diluted Earnings Per Share

Income from continuing operations	$0.87	$1.06	$1.71	$1.69
Income (loss) from discontinued operations	(0.01)	—	(0.03)	0.03

Basic and diluted earnings per share available to common stockholders	$0.86	$1.06	$1.68	$1.72

Weighted average outstanding common stock and common stock equivalents	256.0	256.0	256.0	256.0

Three Month Comparison
Net income decreased $51 million for the three months ended June 30, 2006 as compared with the same period in 2005. This decrease was primarily due to decreased net realized investment results, partially offset by increased net operating income. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Net operating income from continuing operations for the three months ended June 30, 2006 increased $33 million as compared with the same period in 2005. Net operating income from the Standard and Specialty segments increased $96 million, and benefited from increased net investment income. Additionally, Standard and Specialty had favorable net prior year development of $12 million after-tax for the three months ended June 30, 2006, as compared to unfavorable net prior year development of $33 million after-tax for the same period in 2005.
Net operating income for Corporate and Other Non-Core decreased $63 million for the three months ended June 30, 2006 as compared to the same period in 2005. The 2005 results included a $115 million benefit related to a federal income tax settlement and a commutation loss of $36 million.
Favorable net prior year development of $4 million was recorded for the three months ended June 30, 2006, including $21 million of unfavorable claim and allocated claim adjustment expense reserve development and $25 million of favorable premium development. Unfavorable net prior year development of $92 million, including $162 million of unfavorable claim and allocated claim adjustment expense reserve development and $70 million of favorable premium development, was recorded for the three months ended June 30, 2005. Further information on Net Prior Year Development for the three months ended June 30, 2006 and 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.
Net earned premiums decreased $20 million for the three months ended June 30, 2006 as compared with the same period in 2005, including a $45 million decrease related to the Life and Group Non-Core segment. Net earned premiums for Standard Lines increased by $12 million and Specialty Lines increased by $3 million, as discussed in the segment discussions of this MD&A.
Results from discontinued operations decreased $4 million for the three months ended June 30, 2006 as compared with the same period in 2005. The net loss in 2006 was primarily driven by realized investment losses.
Six Month Comparison
Net income decreased $7 million for the six months ended June 30, 2006 as compared with the same period in 2005. This decrease was primarily due to decreased net realized investment results and unfavorable results from discontinued operations, partially offset by increased net operating income. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.
Net operating income from continuing operations for the six months ended June 30, 2006 increased $75 million as compared with the same period in 2005. Net operating income from the Standard and Specialty segments increased $163 million driven by increased net investment income and lower expenses, partially offset by less favorable current accident year results. Additionally, Standard and Specialty had favorable net prior year development of $8 million after-tax for the six months ended June 30, 2006, as compared to unfavorable net prior year development of $74 million after-tax for the same period in 2005.
Net operating income for Corporate and Other Non-Core decreased $84 million for the six months ended June 30, 2006 as compared to the same period in 2005. The 2005 results included a federal income tax settlement and a commutation of a finite reinsurance contract as discussed above in the three month comparison.
Unfavorable net prior year development of $2 million was recorded for the six months ended June 30, 2006, including $80 million of unfavorable claim and allocated claim adjustment expense reserve development and $78 million of favorable premium development. Unfavorable net prior year development of $160 million, including $295 million of unfavorable claim and allocated claim adjustment expense reserve development and $135 million of favorable premium development, was recorded for the six months ended June 30, 2005. Further information on Net Prior Year Development for the six months ended June 30, 2006 and 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.
Net earned premiums decreased $50 million for the six months ended June 30, 2006 as compared with the same period in 2005, including a $48 million decrease related to the Life and Group Non-Core segment. Net earned premiums for Standard Lines decreased by $71 million and net earned premiums for Specialty Lines increased by $58 million, as discussed in the segment discussions of this MD&A.
Results from discontinued operations decreased $17 million for the six months ended June 30, 2006 as compared with the same period in 2005. Results in 2006 were primarily impacted by realized investment losses, an increase in unallocated loss adjustment expense reserves and an increase in the bad debt provision for reinsurance receivables.

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
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Form 10-K for the year ended December 31, 2005 for further information.
Reserves — Estimates and Uncertainties
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
Our experience has been that establishing reserves for casualty coverages relating to asbestos, environmental pollution and mass tort (APMT) claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others:
•	coverage issues, including whether certain costs are covered under the policies and whether policy limits apply;
•	inconsistent court decisions and developing legal theories;
•	continuing aggressive tactics of plaintiffs’ lawyers;
•	the risks and lack of predictability inherent in major litigation;

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
•	changes in the volume of APMT claims which cannot now be anticipated;
•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies we have issued;
•	the number and outcome of direct actions against us; and
•	our ability to recover reinsurance for APMT claims.
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
Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimation techniques and methodologies, many of which involve significant judgments that are required of management. For APMT, we regularly monitor our exposures, including reviews of loss activity, regulatory developments and court rulings. In addition, we perform a comprehensive ground-up analysis on our exposures annually. Our actuaries, in conjunction with our specialized claim unit, use various modeling techniques to estimate our overall exposure to known accounts. We use this information and additional modeling techniques to develop loss distributions and claim reporting patterns to determine reserves for accounts that will report APMT exposure in the future. Estimating the average claim size requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of legal fees, judicial decisions, legislative changes, and other factors. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, we may be required to record material changes in our claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the APMT Reserves section of this MD&A and Note H of the Condensed Consolidated Financial Statements included under Item 1 for additional information relating to APMT claims and reserves.
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
The impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of our claim and claim adjustment expense reserves and could lead to future reserve additions. See the Segment Results sections of this MD&A and Note H of the Condensed

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Consolidated Financial Statements included under Item 1 for a discussion of changes in reserve estimates and the impact on our results of operations.
Establishing Reserve Estimates
In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a “product” level. A product can be a line of business covering a subset of insureds such as commercial automobile liability for small and middle market customers, it can encompass several lines of business provided to a specific set of customers such as dentists, or it can be a particular type of claim such as construction defect. Every product is analyzed at least once during the year, and many products are analyzed multiple times. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, we review actual losses emerged for all products each quarter.
The detailed analyses use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. We determine a point estimate of ultimate loss by reviewing the various estimates and assigning weight to each estimate given the characteristics of the product being reviewed. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is IBNR. IBNR calculated as such includes a provision for development on known cases (supplemental development) as well as a provision for claims that have occurred but have not yet been reported (pure IBNR).
Most of our business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include commercial automobile liability, workers compensation, general liability, medical malpractice, other professional liability coverages, assumed reinsurance run-off, and products liability. Short-tail exposures include property, commercial automobile physical damage, marine and warranty. Each of our property/casualty segments, Standard Lines, Specialty Lines and Corporate and Other Non-Core, contain both long-tail and short-tail exposures.
The methods used to project ultimate loss for both long-tail and short-tail exposures include, but are not limited to, the following:
•	Paid Development,
•	Incurred Development,
•	Loss Ratio,
•	Bornhuetter-Ferguson Using Premiums and Paid Loss,
•	Bornhuetter-Ferguson Using Premiums and Incurred Loss, and
•	Average Loss.
The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid loss. Selection of the paid loss pattern requires analysis of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments, and other factors. Claim cost inflation itself requires evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes, and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can impact the results. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.
For many products, paid loss data for recent periods may be too immature or erratic for accurate predictions. This situation often exists for long-tail exposures. In addition, changes in the factors described above may result in inconsistent payment patterns. Finally, estimating the paid loss pattern subsequent to the most mature point available in the data analyzed often involves considerable uncertainty for long-tail products such as workers compensation.
The incurred development method is similar to the paid development method, but it uses case incurred losses instead of paid losses. Since the method uses more data (case reserves in addition to paid losses) than the paid development

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
method, the incurred development patterns may be less variable than paid patterns. However, selection of the incurred loss pattern requires analysis of all of the factors above. In addition, the inclusion of case reserves can lead to distortions if changes in case reserving practices have taken place, and the use of case incurred losses may not eliminate the issues associated with estimating the incurred loss pattern subsequent to the most mature point available.
The loss ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year. This method may be useful if loss development patterns are inconsistent, losses emerge very slowly, or there is relatively little loss history from which to estimate future losses. The selection of the expected loss ratio requires analysis of loss ratios from earlier accident years or pricing studies and analysis of inflationary trends, frequency trends, rate changes, underwriting changes, and other applicable factors.
The Bornhuetter-Ferguson using premiums and paid loss method is a combination of the paid development approach and the loss ratio approach. The method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method and requires analysis of the same factors described above. The method assumes that only future losses will develop at the expected loss ratio level. The percent of paid loss to ultimate loss implied from the paid development method is used to determine what percentage of ultimate loss is yet to be paid. The use of the pattern from the paid development method requires consideration of all factors listed in the description of the paid development method. The estimate of losses yet to be paid is added to current paid losses to estimate the ultimate loss for each year. This method will react very slowly if actual ultimate loss ratios are different from expectations due to changes not accounted for by the expected loss ratio calculation.
The Bornhuetter-Ferguson using premiums and incurred loss method is similar to the Bornhuetter-Ferguson using premiums and paid loss method except that it uses case incurred losses. The use of case incurred losses instead of paid losses can result in development patterns that are less variable than paid patterns. However, the inclusion of case reserves can lead to distortions if changes in case reserving have taken place, and the method requires analysis of all the factors that need to be reviewed for the loss ratio and incurred development methods.
The average loss method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for products where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims requires analysis of several factors including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes, and other factors. Estimating the ultimate average loss requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes, and other factors.
For other more complex products where the above methods may not produce reliable indications, we use additional methods tailored to the characteristics of the specific situation. Such products include construction defect losses and APMT.
For construction defect losses, our actuaries organize losses by report year. Report year groups claims by the year in which they were reported. To estimate losses from claims that have not been reported, various extrapolation techniques are applied to the pattern of claims that have been reported to estimate the number of claims yet to be reported. This process requires analysis of several factors including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes, and other factors. An average claim size is determined from past experience and applied to the number of unreported claims to estimate reserves for these claims.
For many exposures, especially those that can be considered long-tail, a particular accident year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, our actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of our products, even the incurred losses for accident years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, we will not assign any weight to the paid and incurred development methods. We will use loss ratio,

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Bornhuetter-Ferguson and average loss methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner primarily because our history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, we may also use loss ratio, Bornhuetter-Ferguson and average loss methods for short-tail exposures.
Periodic Reserve Reviews
The reserve analyses performed by our actuaries result in point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with our senior management to determine the best estimate of reserves. This group considers many factors in making this decision. The factors include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market.
Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts, current law and our judgment. The carried reserve may differ from the actuarial point estimate as the result of our consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors impacting claims costs that may not be quantifiable through actuarial analysis. This process results in management’s best estimate which is then recorded as the loss reserve.
Currently, our reserves are slightly higher than the actuarial point estimate. We do not establish a specific provision for uncertainty. For Standard and Specialty Lines, the difference between our reserves and the actuarial point estimate is due to the two most recent complete accident years. The claim data from these accident years is very immature. We believe it is prudent to wait until actual experience confirms that the loss reserves should be adjusted. For Corporate and Other Non-Core, the carried reserve is slightly higher than the actuarial point estimate. While the actuarial estimates for APMT exposures reflect current knowledge, we feel it is prudent, based on the history of developments in this area, to reflect some margin in the carried reserve until the ultimate outcome of the issues associated with these exposures is clearer.
The key assumptions fundamental to the reserving process are often different for various products and accident years. Some of these assumptions are explicit assumptions that are required of a particular method, but most of the assumptions are implicit and cannot be precisely quantified. An example of an explicit assumption is the pattern employed in the paid development method. However, the assumed pattern is itself based on several implicit assumptions such as the impact of inflation on medical costs and the rate at which claim professionals close claims. As a result, the effect on reserve estimates of a particular change in assumptions usually cannot be specifically quantified, and changes in these assumptions cannot be tracked over time.
Our reserves are management’s best estimate. In order to provide an indication of the variability associated with our net reserves, the following discussion provides a sensitivity analysis that shows the approximate estimated impact of variations in the most significant factor affecting our reserve estimates for particular types of business. These significant factors are the ones that could most likely materially impact the reserves. This discussion covers the major types of business for which we believe a material deviation to our reserves is reasonably possible. There can be no assurance that actual experience will be consistent with the current assumptions or with the variation indicated by the discussion. In addition, there can be no assurance that other factors and assumptions will not have a material impact on our reserves.
Within Standard Lines, the two types of business for which we believe a material deviation to our net reserves is reasonably possible are workers compensation and general liability.
For Standard Lines workers compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers compensation reserve estimates. Workers compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes, and other factors. If estimated workers compensation claim cost inflation increases by one point for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $450 million. If estimated workers compensation claim cost inflation decreases by one point for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
$400 million. Our net reserves for Standard Lines workers compensation were approximately $3.9 billion at December 31, 2005.
For Standard Lines general liability, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation, and other factors all impact the pattern selected in this method. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for general liability increases by 15%, we estimate that our net reserves would increase by approximately $380 million. If the estimated incurred development factor for general liability decreases by 14%, we estimate that our net reserves would decrease by approximately $340 million. Our net reserves for Standard Lines general liability were approximately $4.1 billion at December 31, 2005.
Within Specialty Lines, we believe a material deviation to our net reserves is reasonably possible for the Professional Liability Insurance (CNA Pro) group. CNA Pro provides professional liability coverages to various professional firms as well as directors and officers (D&O), errors and omissions, employment practices, fiduciary and fidelity coverages. CNA Pro also offers insurance products to serve the healthcare delivery system. The most significant factor affecting CNA Pro reserve estimates is claim severity. Claim severity for CNA Pro is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislation, and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity for CNA Pro increases by 7%, we estimate that CNA Pro net reserves would increase by approximately $250 million. If the estimated claim severity for CNA Pro decreases by 4%, we estimate that CNA Pro net reserves would decrease by approximately $140 million. Our net reserves for CNA Pro were approximately $3.4 billion at December 31, 2005.
Within Corporate and Other Non-Core, the two types of business for which we believe a material deviation to our net reserves is reasonably possible are CNA Re and APMT.
For CNA Re, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, the rate at which ceding companies report claims, judicial decisions, legislation, and other factors all impact the incurred development pattern for CNA Re. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for CNA Re increases by 20%, we estimate that our net reserves for CNA Re would increase by approximately $170 million. If the estimated incurred development factor for CNA Re decreases by 19%, we estimate that our net reserves would decrease by approximately $150 million. Our net reserves for CNA Re were approximately $1.3 billion at December 31, 2005.
For APMT, the most significant factor affecting reserve estimates is overall account size trend. Overall account size trend for APMT reflects the combined impact of economic trends (inflation), changes in the types of defendants involved, the expected mix of asbestos disease types, judicial decisions, legislation and other factors. If the estimated overall account size trend for APMT increases by 6 points, we estimate that our APMT net reserves would increase by approximately $700 million. If the estimated overall account size trend for APMT decreases by 9 points, we estimate that our APMT net reserves would decrease by approximately $450 million. Our net reserves for APMT were approximately $2.0 billion at December 31, 2005.
Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, we regularly review the adequacy of our reserves and reassess our reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods.
In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis and make adjustments in the period that the need for such adjustments is determined. These reviews have resulted in our identification of information and trends that have caused us to increase our reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect our results of operations, equity, business and insurer financial strength and debt ratings. See the Ratings section of this MD&A for further information regarding our financial strength and debt ratings.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Reinsurance
Due to significant catastrophes during 2005, the cost of our catastrophe reinsurance program has increased in 2006. Our catastrophe reinsurance protection cost us premiums of approximately $64 million in 2005, including reinstatement premiums and will cost us approximately $82 million in 2006 before the impacts of any reinstatement premiums.
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
As of June 30, 2006 and December 31, 2005, there were 13 ceded reinsurance treaties inforce that we consider to be finite reinsurance. These treaties provide reinsurance protection for individual accident years 1999 through 2002 on specified portions of our domestic property and casualty business. Further information on the impacts of these reinsurance programs is included in Note I of the Condensed Consolidated Financial Statements included under Item 1.
In 2003, we discontinued purchases of such contracts. Given the relative maturity of the covered accident years and the amount of remaining limit under the contracts, we do not expect to cede a material amount of losses to these contracts in the future.

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
Restructuring
In 2001, we finalized and approved a plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations. During the second quarter of 2006, we reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability is no longer required as we have completed our lease obligations. As a result the excess remaining accrual was released, resulting in income of $8 million after-tax.
SEGMENT RESULTS
The following discusses the results of operations for our operating segments. We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) cumulative effects of changes in accounting principles. See further discussion regarding how we manage our business in Note M of the Condensed Consolidated Financial Statements included under Item 1. In evaluating the results of the Standard Lines and Specialty Lines, we utilize the combined ratio, the loss ratio, the expense ratio and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
STANDARD LINES
The following table summarizes the results of operations for Standard Lines.

Results of Operations
	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions)

Net written premiums	$1,163	$1,134	$2,273	$2,305
Net earned premiums	1,096	1,084	2,182	2,253
Net investment income	238	171	466	354
Net operating income	167	100	300	201
Net realized investment gains (losses)	(24)	17	(15)	9
Net income	143	117	285	210

Ratios
Loss and loss adjustment expense	67.6%	71.2%	69.7%	71.1%
Expense	31.1	31.4	31.1	31.8
Dividend	0.4	0.8	0.4	0.6

Combined	99.1%	103.4%	101.2%	103.5%

Three Month Comparison
Net written premiums for Standard Lines increased $29 million for the three months ended June 30, 2006 as compared with the same period in 2005. This increase was due to improved production, primarily in the Property lines of business, and favorable premium development, partially offset by increased reinsurance costs for the Property lines. Net earned premiums increased $12 million for the three months ended June 30, 2006 as compared with the same period in 2005, consistent with the increased premiums written.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Standard Lines averaged flat rates for the three months ended June 30, 2006 and averaged rate decreases of 2% for the three months ended June 30, 2005 for the contracts that renewed during those periods. Retention rates of 81% and 78% were achieved for those contracts that were up for renewal.
Net income increased $26 million for the three months ended June 30, 2006 as compared with the same period in 2005. This improvement was attributable to increased net operating income, partially offset by decreased realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.
Net operating income increased $67 million for the three months ended June 30, 2006 as compared with the same period in 2005. This increase was primarily driven by an increase in net investment income and favorable impacts of net prior year development as discussed below. These increases to operating income were partially offset by less favorable current accident year results.
The combined ratio improved 4.3 points for the three months ended June 30, 2006 as compared with the same period in 2005. The loss ratio decreased 3.6 points and was favorably impacted by net prior year development as discussed in further detail below, including a 0.9 point favorable impact related to cessions to a risk management finite reinsurance treaty. The loss ratio was also favorably impacted by a decrease in the bad debt provision for reinsurance receivables. These favorable impacts were partially offset by higher current accident year loss ratios across most lines of business.
The expense ratio decreased 0.3 points for the three months ended June 30, 2006 as compared with the same period in 2005. This decrease was primarily due to a decrease in the bad debt provision for insurance receivables. Changes in estimates for premium taxes partially offset this favorable impact.
The dividend ratio decreased 0.4 points for the three months ended June 30, 2006 as compared with the same period in 2005 due to unfavorable net prior year development recorded in 2005.
Favorable net prior year development of $19 million was recorded for the three months ended June 30, 2006, including $5 million of unfavorable claim and allocated claim adjustment expense reserve development and $24 million of favorable premium development. Unfavorable net prior year development of $39 million, including $52 million of unfavorable claim and allocated claim adjustment expense reserve development and $13 million of favorable premium development, was recorded for the three months ended June 30, 2005. Further information on Standard Lines Net Prior Year Development for the three months ended June 30, 2006 and 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.
Six Month Comparison
Net written premiums for Standard Lines decreased $32 million for the six months ended June 30, 2006 as compared with the same period in 2005. While gross written premiums were higher, the increased production was more than offset by increased ceded written premiums. The increase in ceded premiums in 2006 as compared to 2005 was primarily related to favorable ceded premium development recorded in 2005 related to an unfavorable arbitration ruling on two reinsurance treaties and increased reinsurance costs in 2006. Net earned premiums decreased $71 million for the six months ended June 30, 2006 as compared with the same period in 2005. This decrease was primarily driven by the decline in premiums written.
Standard Lines averaged flat rates for the six months ended June 30, 2006 and averaged rate decreases of 1% for the six months ended June 30, 2005 for the contracts that renewed during those periods. Retention rates of 81% and 75% were achieved for those contracts that were up for renewal.
Net income increased $75 million for the six months ended June 30, 2006 as compared with the same period in 2005. This increase was attributable to increased net operating income, partially offset by decreased realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.
Net operating income increased $99 million for the six months ended June 30, 2006 as compared with the same period in 2005. This increase was primarily driven by an increase in net investment income and favorable impacts of net prior year development as discussed below. These increases to operating income were partially offset by less favorable current accident year results.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
The combined ratio improved 2.3 points for the six months ended June 30, 2006, as compared with the same period in 2005. The loss ratio decreased 1.4 points and was favorably impacted by net prior year development, as discussed in further detail below. This favorable impact was partially offset by higher current accident year loss ratios across most lines of business.
The expense ratio decreased 0.7 points for the six months ended June 30, 2006 as compared with the same period in 2005. This decrease was primarily due to a decrease in the bad debt provision for insurance receivables and the absence of commissions recorded in 2005 as a result of an unfavorable arbitration ruling related to two reinsurance treaties. Changes in estimates for premium taxes partially offset these favorable impacts.
The dividend ratio decreased 0.2 points for the six months ended June 30, 2006 as compared with the same period in 2005, due to unfavorable net prior year development recorded in 2005.
Favorable net prior year development of $9 million was recorded for the six months ended June 30, 2006, including $64 million of unfavorable claim and allocated claim adjustment expense reserve development and $73 million of favorable premium development. Unfavorable net prior year development of $72 million, including $184 million of unfavorable claim and allocated claim adjustment expense reserve development and $112 million of favorable premium development, was recorded for the six months ended June 30, 2005. Further information on Standard Lines Net Prior Year Development for the six months ended June 30, 2006 and 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2006 and December 31, 2005 for Standard Lines.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
	June 30, 2006	December 31, 2005
(In millions)

Gross Case Reserves	$6,967	$7,033
Gross IBNR Reserves	7,856	8,051

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,823	$15,084

Net Case Reserves	$4,761	$5,165
Net IBNR Reserves	6,364	6,081

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,125	$11,246

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

SPECIALTY LINES
The following table summarizes the results of operations for Specialty Lines.

Results of Operations
	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions)

Net written premiums	$625	$595	$1,273	$1,189
Net earned premiums	633	630	1,261	1,203
Net investment income	99	67	186	123
Net operating income	110	81	224	160
Net realized investment gains (losses)	(9)	5	(7)	8
Net income	101	86	217	168

Ratios
Loss and loss adjustment expense	61.2%	69.0%	60.2%	65.8%
Expense	27.2	24.8	26.8	25.8
Dividend	0.1	0.2	0.1	0.2

Combined	88.5%	94.0%	87.1%	91.8%

Three Month Comparison
Net written premiums for Specialty Lines increased $30 million for the three months ended June 30, 2006 as compared to the same period in 2005. This increase was primarily due to improved production, driven by rate increases and retention across most lines of business. Net earned premiums increased $3 million for the three months ended June 30, 2006 as compared with the same period in 2005, consistent with the increased premium written.
Specialty Lines averaged rate increases of 1% for the three months ended June 30, 2006 and 2005 for the contracts that renewed during those periods. Retention rates of 88% and 87% were achieved for those contracts that were up for renewal in each period.
Net income increased $15 million for the three months ended June 30, 2006 as compared with the same period in 2005. This increase was attributable to increased net operating income, partially offset by decreased realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.
Net operating income increased $29 million for the three months ended June 30, 2006 as compared with the same period in 2005. This increase was primarily driven by an increase in net investment income and the absence of a $17 million loss recorded in 2005, after the impact of taxes and minority interests, in the surety line of business related to a large national contractor. Further information related to the national contractor is included in Note P of the Condensed Consolidated Financial Statements included under Item 1. Partially offsetting these favorable impacts were increased expenses.
The combined ratio improved 5.5 points for the three months ended June 30, 2006 as compared with the same period in 2005. The loss ratio decreased 7.8 points, primarily due to the absence of unfavorable net prior year development and the surety loss discussed above. The surety loss recorded in the prior year related to the 2005 accident year and was $40 million before the effect of taxes and minority interest.
The expense ratio increased 2.4 points for the three months ended June 30, 2006 as compared with the same period in 2005, primarily due to changes in estimates for premium taxes.
There was $2 million of favorable claim and allocated claim adjustment expense reserve development and $2 million of unfavorable premium development, resulting in no net prior year development for the three months ended June 30, 2006. Unfavorable net prior year development of $12 million, including $25 million of unfavorable claim and allocated claim adjustment expense reserve development and $13 million of favorable premium development, was recorded for the three months ended June 30, 2005. Further information on Specialty Lines Net Prior Year Development for the three months ended June 30, 2006 and 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Six Month Comparison
Net written premiums for Specialty Lines increased $84 million for the six months ended June 30, 2006 as compared to the same period in 2005. This increase was primarily due to improved production, driven by rate increases and retention across most professional liability insurance lines of business. Net earned premiums increased $58 million for the six months ended June 30, 2006 as compared with the same period in 2005, consistent with the increased premium written.
Specialty Lines averaged rate increases of 1% for the six months ended June 30, 2006 and 2005 for the contracts that renewed during those periods. Retention rates of 88% and 87% were achieved for those contracts that were up for renewal in each period.
Net income increased $49 million for the six months ended June 30, 2006 as compared with the same period in 2005. This increase was attributable to increased net operating income, partially offset by decreased realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.
Net operating income increased $64 million for the six months ended June 30, 2006 as compared with the same period in 2005. This increase was primarily driven by an increase in net investment income, favorable impacts of net prior year development as discussed below, and the absence of the $17 million loss recorded in 2005 in the surety line of business as discussed in the three month comparison. Partially offsetting these favorable impacts were increased expenses.
The combined ratio improved 4.7 points for the six months ended June 30, 2006 as compared with the same period in 2005, primarily due to the reasons discussed above in the three month comparison.
Favorable net prior year development of $3 million was recorded for the six months ended June 30, 2006, including $3 million of unfavorable claim and allocated claim adjustment expense reserve development and $6 million of favorable premium development. Unfavorable net prior year development of $42 million, including $38 million of unfavorable claim and allocated claim adjustment expense reserve development and $4 million of unfavorable premium development, was recorded for the six months ended June 30, 2005. Further information on Specialty Lines Net Prior Year Development for the six months ended June 30, 2006 and 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2006 and December 31, 2005 for Specialty Lines.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
	June 30, 2006	December 31, 2005
(In millions)

Gross Case Reserves	$1,801	$1,907
Gross IBNR Reserves	3,594	3,298

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,395	$5,205

Net Case Reserves	$1,335	$1,442
Net IBNR Reserves	2,649	2,352

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,984	$3,794

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

LIFE AND GROUP NON-CORE
The following table summarizes the results of operations for Life and Group Non-Core.

Results of Operations
	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions)

Net earned premiums	$159	$204	$322	$370
Net investment income	138	146	325	252
Net operating income	5	5	2	6
Net realized investment losses	(23)	(1)	(30)	(4)
Net income (loss)	(18)	4	(28)	2
Three Month Comparison
Net earned premiums for Life and Group Non-Core decreased $45 million for the three months ended June 30, 2006 as compared with the same period in 2005. The net earned premiums relate primarily to the group and individual long term care businesses.
Net results decreased by $22 million for the three months ended June 30, 2006 as compared with the same period in 2005. The decrease in net results is primarily due to an increase in net realized investment losses. This unfavorable item was partially offset by favorable results in the pension deposit business. The 2006 net results include $13 million of income related to the resolution of contingencies, including the release of a $7 million provision for estimated indemnification liabilities related to the sold individual life business. The 2005 net results included a change in estimate which reduced a prior accrual of state premium taxes and income related to agreements with buyers of sold businesses which ended as of December 31, 2005. See the Investment section of this MD&A for further discussion on net investment income and net realized investment results.
Six Month Comparison
Net earned premiums for Life and Group Non-Core decreased $48 million for the six months ended June 30, 2006 as compared with the same period in 2005. The net earned premiums relate primarily to the group and individual long term care businesses.
Net results decreased by $30 million for the six months ended June 30, 2006 as compared with the same period in 2005. The decrease in net results is primarily due to the reasons discussed in the three month comparison and a decline in results for life settlement contracts.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

CORPORATE AND OTHER NON-CORE
The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including Asbestos, Environmental Pollution and Mass Tort (APMT) and intrasegment eliminations.

Results of Operations
	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions)

Net investment income	$77	$55	$145	$116
Revenues	55	155	108	190
Net operating income	23	86	13	97
Net realized investment losses	(8)	(5)	(11)	(11)
Net income	15	81	2	86
Three Month Comparison

Revenues decreased $100 million for the three months ended June 30, 2006 as compared with the same period in 2005. The decrease in revenues was primarily due to the absence of $121 million of interest income related to a federal income tax settlement that occurred in 2005, as further discussed in Note F of the Condensed Consolidated Financial Statements included under Item 1. Partially offsetting these decreases was increased net investment income. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.
Net income decreased $66 million for the three months ended June 30, 2006 as compared with the same period in 2005. The decrease in net income was primarily due to decreased revenue as discussed above. In addition, net income for the second quarter of 2005 included a commutation loss of $36 million after-tax, which is a component of the 2005 unfavorable net prior year development referenced below. Net income for the second quarter of 2006 includes a release of a restructuring accrual related to lease termination costs of $8 million after-tax.
Unfavorable net prior year development of $2 million was recorded for the three months ended June 30, 2006, including $5 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development. Unfavorable net prior year development of $67 million, including $70 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the three months ended June 30, 2005. Further information on Corporate and Other Non-Core’s Net Prior Year Development for 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.
Six Month Comparison
Revenues decreased $82 million for the six months ended June 30, 2006 as compared with the same period in 2005. The decrease in revenues was primarily due to the reasons discussed in the three month comparison and the discontinuation of royalty income related to a sold business.
Net income decreased $84 million for the six months ended June 30, 2006 as compared with the same period in 2005. The decrease in net income was due to the reasons discussed in the three month comparison and the discontinuation of royalty income.
Unfavorable net prior year development of $16 million was recorded for the six months ended June 30, 2006, including $12 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $4 million of unfavorable premium development. Unfavorable net prior year development of $88 million, including $74 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $14 million of unfavorable premium development, was recorded for the six months ended June 30, 2005. Further information on Corporate and Other Non-Core’s Net Prior Year Development for 2006 and 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
The following table summarizes the gross and net carried reserves as of June 30, 2006 and December 31, 2005 for Corporate and Other Non-Core.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
	June 30, 2006	December 31, 2005
(In millions)

Gross Case Reserves	$2,867	$3,297
Gross IBNR Reserves	3,907	4,075

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,774	$7,372

Net Case Reserves	$1,312	$1,554
Net IBNR Reserves	1,908	1,902

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,220	$3,456

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
In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against us; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of federal legislation to address asbestos claims; a further increase in asbestos, environmental pollution and mass tort claims which cannot now be anticipated; liability against our policyholders in environmental matters; broadened scope of clean-up resulting in increased liability to our policyholders; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to our ability to recover reinsurance for asbestos, pollution and mass tort claims.
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
The following table provides data related to our APMT claim and claim adjustment expense reserves.

APMT Reserves
	June 30, 2006		December 31, 2005
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$2,799	$603	$2,992	$680
Ceded reserves	(1,294)	(229)	(1,438)	(257)

Net reserves	$1,505	$374	$1,554	$423

Asbestos
In the past several years, we experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. In subsequent years, the rate of new filings has decreased. Various challenges to mass screening claimants have been mounted. Historically, the majority of asbestos bodily injury claims have been filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66% and up to 90%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment. Some plaintiffs classified as “unimpaired” have challenged those orders. Therefore, the ultimate impact of the orders on future asbestos claims remains uncertain.
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
As a result of bankruptcies and insolvencies, we had in the past observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims moderated in 2004 and 2005.
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
We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100 thousand of cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 80% of our total active asbestos accounts are classified as small accounts at June 30, 2006.
We also evaluate our asbestos liabilities arising from our assumed reinsurance business and our participation in various pools, including Excess & Casualty Reinsurance Association (ECRA).
IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.
The tables below depict our overall pending asbestos accounts and associated reserves at June 30, 2006 and December 31, 2005.

Pending Asbestos Accounts and Associated Reserves

June 30, 2006
		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2006	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	15	$18	$165	11%
Wellington	3	1	14	1
Coverage in place	39	(18)	93	6
Fibreboard	1	—	54	4

Total with settlement agreements	58	1	326	22

Other policyholders with active accounts
Large asbestos accounts	205	37	262	17
Small asbestos accounts	1,076	9	96	6

Total other policyholders	1,281	46	358	23

Assumed reinsurance and pools	—	3	144	10
Unassigned IBNR	—	—	677	45

Total	1,339	$50	$1,505	100%

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
We are involved in significant asbestos-related claim litigation, which is described in Note H of the Condensed Consolidated Financial Statements included under Item 1.
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
We categorize active accounts as large or small accounts in the pollution area. We define a large account as an active account with more than $100 thousand cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less cumulative paid losses.
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
The charts below depict our overall pending environmental pollution accounts and associated reserves at June 30, 2006 and December 31, 2005.

Pending Environmental Pollution Accounts and Associated Reserves

June 30, 2006			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2006	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	10	$10	$11	4%
Coverage in place	18	3	22	7

Total with Settlement Agreements	28	13	33	11

Other Policyholders with Active Accounts
Large pollution accounts	113	12	55	18
Small pollution accounts	366	11	44	15

Total Other Policyholders	479	23	99	33

Assumed Reinsurance & Pools	—	1	33	11
Unassigned IBNR	—	—	134	45

Total	507	$37	$299	100%

Pending Environmental Pollution Accounts and Associated Reserves

December 31, 2005
			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2005	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	6	$10	$17	5%
Coverage in place	16	10	23	7

Total with Settlement Agreements	22	20	40	12

Other Policyholders with Active Accounts
Large pollution accounts	120	18	63	19
Small pollution accounts	362	15	50	15

Total Other Policyholders	482	33	113	34

Assumed Reinsurance & Pools	—	3	33	10
Unassigned IBNR	—	—	150	44

Total	504	$56	$336	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.

Net Investment Income
	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions)

Fixed maturity securities	$480	$410	$895	$774
Short term investments	58	29	123	61
Limited partnerships	53	38	127	117
Equity securities	8	8	14	12
Income (loss) from trading portfolio (a)	(9)	14	33	(16)
Interest on funds withheld and other deposits	(30)	(50)	(55)	(89)
Other	5	4	8	11

Gross investment income	565	453	1,145	870
Investment expense	(13)	(14)	(23)	(25)

Net investment income	$552	$439	$1,122	$845

(a) The change in net unrealized gains (losses) on trading securities, included in net investment income, was $(6) million and $(4) million for the three and six months ended June 30, 2006 and $1 million and $(7) million for the three and six months ended June 30, 2005.

Net investment income increased by $113 million for the three months ended June 30, 2006 compared with the same period of 2005. The improvement was primarily driven by interest rate increases across fixed maturity securities and short term investments, an increase in asset base and a reduction of interest expense on funds withheld and other deposits. Commutations of significant finite reinsurance contracts completed in 2005 contributed to the increase in asset base and the decrease in interest expense. These increases were partially offset by a decrease in investment income from the trading portfolio. The decreased income from the trading portfolio was largely offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance Claims and Policyholders’ Benefits on the Condensed Consolidated Statements of Operations. See Note I of the Condensed Consolidated Financial Statements included under Item 1 regarding additional information about interest costs on funds withheld and other deposits.
Net investment income increased by $277 million for the six months ended June 30, 2006 compared with the same period of 2005. The improvement was primarily driven by interest rate increases across fixed maturity securities and short term investments, an increase in asset base and a reduction of interest expense on funds withheld and other deposits. Commutations of significant finite reinsurance contracts completed in 2005 contributed to the increase in asset base and the decrease in interest expense. Also impacting net investment income was increased income from the trading portfolio of approximately $49 million. The increased income from the trading portfolio was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance Claims and Policyholders’ Benefits on the Condensed Consolidated Statements of Operations.
The bond segment of the investment portfolio yielded 5.6% and 4.8% for the six months ended June 30, 2006 and 2005.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

Net Realized Investment Gains (Losses)
The components of net realized investment results for available-for-sale securities are presented in the following table.

Net Realized Investment Gains (Losses)
	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$—	$14	$4	$(12)
Corporate and other taxable bonds	(76)	(24)	(96)	(45)
Tax-exempt bonds	(14)	27	11	34
Asset-backed bonds	(5)	4	(14)	11
Redeemable preferred stock	(1)	—	(1)	10

Total fixed maturity securities	(96)	21	(96)	(2)
Equity securities	3	25	6	39
Derivative securities	(2)	(23)	5	(19)
Short term investments	(2)	—	(4)	—
Other, including disposition of businesses, net of participating policyholders’ interest	(2)	4	(2)	(13)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(99)	27	(91)	5
Allocated to participating policyholders’ and minority interest	1	(1)	2	2

Income tax (expense) benefit	34	(10)	26	(5)

Net realized investment gains (losses), net of participating policyholders’ and minority interests	$(64)	$16	$(63)	$2

Net realized investment losses were $64 million for the three months ended June 30, 2006 as compared to net realized investment gains of $16 million for the three months ended June 30, 2005. The decrease in net realized results was primarily driven by sales of fixed maturity securities at a loss, largely due to increases in interest rates, and an increase in impairment losses. For the three months ended June 30, 2006, other-than-temporary impairment (OTTI) losses of $20 million were recorded primarily in the corporate and other taxable bonds sector. This is compared to OTTI losses for the three months ended June 30, 2005 of $14 million recorded across various sectors, including an OTTI loss of $13 million related to loans to a national contractor. For additional information on loans to the national contractor, see Note P of the Condensed Consolidated Financial Statements included under Item 1.
Net realized investment losses were $63 million for the six months ended June 30, 2006 as compared to net realized investment gains of $2 million for the six months ended June 30, 2005. The decrease in net realized results was primarily driven by sales of fixed maturity securities at a loss, largely due to increases in interest rates. For the six months ended June 30, 2006, other-than-temporary impairment (OTTI) losses of $27 million were recorded primarily in the corporate and other taxable bonds sector. This is compared to OTTI losses for the six months ended June 30, 2005 of $35 million recorded across various sectors, including an OTTI loss of $22 million related to loans to a national contractor.
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
We invest in certain derivative financial instruments primarily to reduce our exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. We also use derivatives to mitigate market risk by purchasing S&P 500® index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. We provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $35 million as of June 30, 2006. For over-the-counter derivative transactions we utilize International Swaps and Derivatives Association (ISDA) Master Agreements that specify certain limits over which collateral is exchanged. As of June 30, 2006, we provided $3 million of cash as collateral for over-the-counter derivative instruments.
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

Realized Gains and Losses
	Three Months		Six Months
Period ended June 30	2006	2005	2006	2005
(In millions)

Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$25	$89	$102	$265
Gross realized losses	(121)	(68)	(198)	(267)

Net realized gains (losses) on fixed maturity securities	(96)	21	(96)	(2)

Equity securities:
Gross realized gains	4	34	8	54
Gross realized losses	(1)	(9)	(2)	(15)

Net realized gains on equity securities	3	25	6	39

Net realized gains (losses) on fixed maturity and equity securities	$(93)	$46	$(90)	$37

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

Largest Realized Losses from Securities Sold at a Loss

Six Months Ended June 30, 2006	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury. Securities sold due to inflationary outlook and asset class reallocation.	$2,289	$8	0-6

State of New York revenue bonds. Position was sold to reduce municipal holdings.	289	6	0-12

Company provides property and casualty, managed care, life and various other insurance products in the United States. Position was sold to reduce exposure in the insurance sector.	56	5	0-6

Total	$2,634	$19

(a) Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

Valuation and Impairment of Investments
The following table details the carrying value of our general account investment portfolios.

Carrying Value of Investments
	June 30,		December 31,
	2006	%	2005	%
(In millions)

General account investments:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,708	4%	$1,469	4%
Asset-backed securities	14,778	37	12,859	32
States, municipalities and political subdivisions — tax-exempt	5,291	13	9,209	23
Corporate securities	6,533	16	6,165	15
Other debt securities	3,276	8	3,044	8
Redeemable preferred stock	306	1	216	1
Options embedded in convertible debt securities	1	—	1	—

Total fixed maturity securities available-for-sale	31,893	79	32,963	83

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	3	—	4	—
Asset-backed securities	51	—	87	—
Corporate securities	126	1	154	1
Other debt securities	16	—	26	—
Redeemable preferred stock	—	—	—	—

Total fixed maturity securities trading	196	1	271	1

Equity securities available-for-sale:
Common stock	358	1	289	1
Preferred stock	505	1	343	1

Total equity securities available-for-sale	863	2	632	2

Total equity securities trading	61	—	49	—

Short term investments available-for-sale	5,429	13	3,870	9
Short term investments trading	192	1	368	1
Limited partnerships	1,671	4	1,509	4
Other investments	27	—	33	—

Total general account investments	$40,332	100%	$39,695	100%

Our general account investment portfolio consists primarily of asset-backed securities, short term investments, municipal bonds and corporate bonds.
A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. We analyze securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value for those securities in an unrealized loss position. Information on our OTTI process and OTTI losses recorded for the three and six months ended June 30, 2006 and 2005 is set forth in Note D of the Condensed Consolidated Financial Statements included under Item 1.
Investments in the general account had a total net unrealized loss of $25 million at June 30, 2006 compared with a net unrealized gain of $787 million at December 31, 2005. The unrealized position at June 30, 2006 was comprised of a net unrealized loss of $202 million for fixed maturities, a net unrealized gain of $178 million for equity securities and a $1 million unrealized loss for short term securities. The unrealized position at December 31, 2005 was comprised of a net unrealized gain of $618 million for fixed maturities, a net unrealized gain of $170 million for equity securities, and a net unrealized loss of $1 million for short term securities. See Note D of the Condensed

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Consolidated Financial Statements included under Item 1 for further detail on the unrealized position of our general account investment portfolio.
Our investment policies for both the general account and separate account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.
The following table provides the composition of fixed maturity securities with an unrealized loss at June 30, 2006 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.

Contractual Maturity
	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	2%	1%
Due after one year through five years	8	5
Due after five years through ten years	9	9
Due after ten years	23	25
Asset-backed securities	58	60

Total	100%	100%

Our non-investment grade fixed maturity securities available-for-sale as of June 30, 2006 that were in a gross unrealized loss position had a fair value of $1,305 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of June 30, 2006 and December 31, 2005.

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
June 30, 2006	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$1,023	$24	$—	$—	$—	$24
7-12 months	217	12	2	—	—	14
13-24 months	54	4	1	—	—	5
Greater than 24 months	11	—	1	—	—	1

Total non-investment grade	$1,305	$40	$4	$—	$—	$44

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
December 31, 2005	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$632	$20	$8	$1	$—	$29
7-12 months	118	4	6	—	—	10
13-24 months	122	3	—	—	—	3
Greater than 24 months	2	—	—	—	—	—

Total non-investment grade	$874	$27	$14	$1	$—	$42

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued

As part of the ongoing OTTI monitoring process, we evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at June 30, 2006 or December 31, 2005, and therefore no related realized losses were recorded. This determination was based on a number of factors that we regularly consider including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, our assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the book value of our investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, we continually assess our ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. We believe we have sufficient levels of liquidity so as to not impact the asset/liability management process.
Our equity securities classified as available-for-sale as of June 30, 2006 that were in an unrealized loss position had a fair value of $297 million. Under the same process as followed for fixed maturity securities, we monitor the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, we expect to recover the book value of our investment through a recovery in the fair value of the security.
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
The general account portfolio consists primarily of high quality bonds, 91% and 92% of which were rated as investment grade (rated BBB or higher) at June 30, 2006 and December 31, 2005. The following table summarizes the ratings of our general account bond portfolio at carrying value.

General Account Bond Ratings
	June 30,		December 31,
	2006	%	2005	%
(In millions)

U.S. Government and affiliated agency securities	$1,870	6%	$1,628	5%
Other AAA rated	17,340	55	18,233	55
AA and A rated	5,166	16	6,046	18
BBB rated	4,544	14	4,499	14
Below investment-grade	2,863	9	2,612	8

Total	$31,783	100%	$33,018	100%

At June 30, 2006 and December 31, 2005, approximately 95% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or us.
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
The carrying value of non-traded securities at June 30, 2006 was $126 million which represents 0.3% of our total investment portfolio. These securities were in a net unrealized gain position of $101 million at June 30, 2006. Of the non-traded securities, 81% are priced by unrelated third party sources.
Included in our general account fixed maturity securities at June 30, 2006 were $14,829 million of asset-backed securities, at fair value, consisting of approximately 64% in collateralized mortgage obligations (CMOs), 18% in corporate asset-backed obligations, 16% in corporate mortgage-backed pass-through certificates, and 2% in U.S.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are primarily priced by a third party pricing service.
The carrying value of the components of the general account short term investment portfolio is presented in the following table.

Short term Investments
	June 30,	December 31,
	2006	2005
(In millions)

Short term investments available-for-sale:
Commercial paper	$1,295	$1,906
U.S. Treasury securities	1,740	251
Money market funds	439	294
Other, including collateral held related to securities lending	1,955	1,419

Total short term investments available-for-sale	5,429	3,870

Short term investments trading:
Commercial paper	63	94
U.S. Treasury securities	2	64
Money market funds	127	200
Other	—	10

Total short term investments trading	192	368

Total short term investments	$5,621	$4,238

The fair value of collateral held related to securities lending, included in other short term investments, was $1,341 million and $767 million at June 30, 2006 and December 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For the six months ended June 30, 2006, net cash provided by operating activities was $923 million as compared with $953 million provided for the same period in 2005. Cash provided by operating activities was favorably impacted by increased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by us and increased investment income receipts. The policyholder fund withdrawals are reflected as financing cash flows. Cash provided by operating activities was unfavorably impacted by increased loss payments, primarily related to 2005 catastrophe losses paid in 2006.
Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.
For the six months ended June 30, 2006, net cash used by investing activities was $503 million as compared with $401 million used for the same period in 2005. Cash flows used for investing activities related principally to purchases of fixed maturity securities.
Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For the six months ended June 30, 2006, net cash used by financing activities was $413 million as compared with $566 million used for the same period in 2005. Cash flows used by financing activities in the first half of 2006 were related principally to the return of investment contract balances. Cash flows used by financing activities in the first half of 2005 were related principally to the repayment of debt.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our working capital needs.
We have an effective shelf registration statement under which we may issue an aggregate of $1,500 million of debt or equity securities.
Commitments, Contingencies and Guarantees
We have various commitments, contingencies and guarantees which we become involved with during the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating our liquidity and capital resources.
A summary of our commitments as of June 30, 2006 is presented in the following table. In 2006, we expect to make principal and interest payments of approximately $307 million on our debt.

Contractual Commitments

June 30, 2006	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)

Debt (a)	$2,589	$307	$555	$141	$1,586
Lease obligations	243	30	86	58	69
Claim and claim expense reserves (b)	32,044	3,996	10,931	5,642	11,475
Future policy benefits reserves (c)	10,092	109	354	343	9,286
Policyholder funds reserves (c)	1,108	329	455	176	148
Guaranteed payment contracts (d)	24	11	13	—	—

Total	$46,100	$4,782	$12,394	$6,360	$22,564

(a)	Includes estimated future interest payments, but does not include original issue discount.

(b)	Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of claims based on our assessment of facts and circumstances known as of June 30, 2006. See the Critical Accounting Estimates section of this MD&A for further information. Claim and claim adjustment expense reserves of $18 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)	Future policy benefits and policyholder funds reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of June 30, 2006. Future policy benefit reserves of $933 million and policyholder fund reserves of $49 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(d)	Primarily relating to telecommunications and software services.

Further information on our commitments, contingencies and guarantees is provided in Notes D, G, H, K and P of the Condensed Consolidated Financial Statements included under Item 1.
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
Along with other companies in the industry, we have received subpoenas, interrogatories and inquiries from: (i) California, Connecticut, Delaware, Florida, Hawaii, Illinois, Minnesota, New Jersey, New York, North Carolina,

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Ohio, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) the Securities and Exchange Commission (SEC), the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning reinsurance products and finite insurance products purchased and sold by us; (iii) the Massachusetts Attorney General and the Connecticut Attorney General concerning investigations into anti-competitive practices; and (iv) the New York State Attorney General concerning declinations of attorney malpractice insurance. We continue to respond to these subpoenas, interrogatories and inquiries to the extent they are still open.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation — Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2006, CCC is in a positive earned surplus position, enabling CCC to pay approximately $264 million of dividend payments for the remainder of 2006 that would not be subject to the Department’s prior approval. In February of 2006, the Department approved extraordinary dividends in the amount of $344 million to be used to fund our 2006 debt service and principal repayment requirements.
Loews
In December 2002, we sold $750 million of a new issue of preferred stock, the Series H Issue, to Loews. The Series H Issue accrues cumulative dividends at an initial rate of 8% per year, compounded annually. As of June 30, 2006, there were $235 million of undeclared but accumulated dividends. The Series H Issue dividend amounts are subtracted from Income from Continuing Operations to determine income from continuing operations available to common stockholders in the calculation of earnings per share.
The Series H Issue is senior to our common stock as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up. No dividends may be declared on our common stock until all cumulative dividends on the Series H Issue have been paid. We may not issue any equity securities ranking senior to or on par with the Series H Issue without the consent of the holders of a majority of the Series H Issue. The Series H Issue is non-voting and is not convertible into any other securities.
The terms of the Series H Issue provide that the Series H Issue may be retired for cash upon the mutual agreement of us and Loews at a price of $750 million, plus all undeclared but accumulated dividends through the date of retirement. As of June 30, 2006, such retirement price was approximately $985 million.
We have plans to retire the Series H Issue for an amount equal to the retirement price. The retirement of the Series H Issue would be financed through the issuance by us of additional debt and common stock in approximately equal proportions. Loews has indicated a willingness to purchase a substantial portion of the common stock component, with the remaining shares of common stock being sold in a public offering.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Our Board of Directors has authorized management to proceed with the foregoing plan. However, no binding commitments have been made by us or Loews for the retirement of the Series H Issue or the financing plan, and any determination to proceed would be subject to market and other considerations. Accordingly, there can be no assurance that we will consummate the retirement or as to the amount, timing or feasibility of any financing plan we may pursue to implement such a transaction. Unless and until the Series H Issue is retired, it will continue to accrue cumulative dividends as described above.

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
The table below reflects the various group ratings issued by A.M. Best, Fitch, Moody’s and S&P as of July 26, 2006 for the Property and Casualty and Life companies. The table also includes the ratings for our senior debt and Continental senior debt.

Insurance Financial Strength
	Ratings		Debt Ratings (a)
Property &
	Casualty (a)	Life (b)	CNAF	Continental
	CCC	CAC	Senior	Senior
	Group		Debt	Debt

A.M. Best	A	A-	bbb	Not rated
Fitch	A-	A-	BBB-	BBB-
Moody’s	A3	Baa1	Baa3	Baa3
S&P	A-	BBB+	BBB-	BBB-
(a) A.M. Best, Fitch and Moody’s outlooks for the Property & Casualty companies’ financial strength and holding company debt ratings are stable. Standard & Poor’s outlook is negative.
(b) A.M. Best, Fitch and Moody’s have a stable outlook while S&P has a negative outlook on the CAC rating.

On May 25, 2006, A.M. Best concluded their annual review and affirmed CNA’s current debt and financial strength ratings. The rating outlook was revised to stable from negative.
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
In addition, we believe that a lowering of the debt ratings of Loews by certain of these agencies could result in an adverse impact on our ratings, independent of any change in our circumstances. One of the major rating agencies which rates Loews currently maintains a negative outlook, but none currently has Loews on negative Credit Watch.

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
Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adopting FIN 48 will have on our operations and financial condition.
In March 2006, the FASB issued FASB Staff Position 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors (FSP 85-4-1). A life settlement contract for purposes of FSP 85-4-1 is a contract between the owner of a life insurance policy (the policy owner) and a third-party investor (investor). The previous accounting guidance, FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (FTB 85-4), required the purchaser of life insurance contracts to account for the life insurance contract at its cash surrender value. Because life insurance contracts are purchased in the secondary market at amounts in excess of the policies’ cash surrender values, the application of guidance in FTB 85-4 created a loss upon acquisition of the policy. FSP 85-4-1 provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP 85-4-1 allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. FSP 85-4-1 is effective for fiscal years beginning after June 15, 2006. We are currently evaluating the impact that adopting FSP 85-4-1 will have on our operations and financial condition.
In January 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140). SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 will improve financial reporting by eliminating the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS 155 will also improve financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS 133 prior to the adoption of this Statement. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption of SFAS 155 is not expected to have a material impact on our results of operations or equity.
In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-01). SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-01 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-01 is effective for internal

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adopting SOP 05-01 will have on our operations and financial condition.
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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held on June 30, 2006 and December 31, 2005 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at June 30, 2006 and December 31, 2005, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at June 30, 2006 and December 31, 2005, with all other variables held constant. Our equity holdings were assumed to be highly and positively correlated with the Index. At June 30, 2006, a 10% and 25% decrease in the Index would result in a $228 million and $572 million decrease compared to a $227 million and $567 million decrease at December 31, 2005, in the market value of our equity investments.
Of these amounts, under the 10% and 25% scenarios, $4 million and $10 million at June 30, 2006 and $4 million and $11 million at December 31, 2005 pertained to decreases in the fair value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the fair value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.
The following tables present the estimated effects on the fair value of our financial instruments at June 30, 2006 and December 31, 2005, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Market Risk Scenario 1
		Increase (Decrease)
	Market	Interest	Currency	Equity
June 30, 2006	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$31,893	$(1,853)	$(95)	$(30)
Fixed maturity securities trading	196	(2)	—	(2)
Equity securities available-for-sale	863	—	(8)	(86)
Equity securities trading	61	—	—	(6)
Short term investments available-for-sale	5,429	(12)	(56)	—
Short term investments trading	192	—	—	—
Limited partnerships	1,671	1	—	(33)
Other invested assets	25	—	—	—
Interest rate swaps	—	—	—	—
Equity indexed futures for trading securities	—	1	—	(67)
Other derivative securities	2	2	4	—

Total general account	40,332	(1,863)	(155)	(224)

Separate accounts:
Fixed maturity securities	445	(21)	—	—
Equity securities	38	—	—	(4)
Short term investments	16	—	—	—

Total separate accounts	499	(21)	—	(4)

Total securities	$40,831	$(1,884)	$(155)	$(228)

Debt (carrying value)	$1,679	$(86)	$—	$—

Market Risk Scenario 1
		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2005	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$32,963	$(1,897)	$(89)	$(22)
Fixed maturity securities trading	271	(2)	(1)	(2)
Equity securities available-for-sale	632	—	(6)	(63)
Equity securities trading	49	—	—	(5)
Short term investments available-for-sale	3,870	(4)	(37)	—
Short term investments trading	368	—	—	—
Limited partnerships	1,509	1	—	(29)
Other invested assets	30	—	—	—
Interest rate swaps	—	66	—	—
Equity index futures for trading	—	2	—	(102)
Other derivative securities	3	3	10	—

Total general account	39,695	(1,831)	(123)	(223)

Separate accounts:
Fixed maturity securities	466	(23)	—	—
Equity securities	44	—	—	(4)
Short term investments	36	—	—	—

Total separate accounts	546	(23)	—	(4)

Total securities	$40,241	$(1,854)	$(123)	$(227)

Debt (carrying value)	$1,690	$(92)	$—	$—

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

The following tables present the estimated effects on the fair value of our financial instruments at June 30, 2006 and December 31, 2005, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.

Market Risk Scenario 2
		Increase (Decrease)
	Market	Interest	Currency	Equity
June 30, 2006	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$31,893	$(2,757)	$(189)	$(76)
Fixed maturity securities trading	196	(3)	(1)	(6)
Equity securities available-for-sale	863	—	(16)	(216)
Equity securities trading	61	—	—	(15)
Short term investments available-for-sale	5,429	(18)	(112)	—
Short term securities trading	192	—	—	—
Limited partnerships	1,671	1	—	(82)
Other invested assets	25	—	—	—
Interest rate swaps	—	—	—	—
Equity indexed futures for trading	—	2	—	(167)
Other derivative securities	2	3	10	—

Total general account	40,332	(2,772)	(308)	(562)

Separate accounts:
Fixed maturity securities	445	(31)	—	—
Equity securities	38	—	—	(10)
Short term investments	16	—	—	—

Total separate accounts	499	(31)	—	(10)

Total securities	$40,831	$(2,803)	$(308)	$(572)

Debt (carrying value)	$1,679	$(126)	$—	$—

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
The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The Company continues to engage in a number of efforts to remediate the two material weaknesses in internal control over financial reporting, as further described in our Annual Report on Form 10-K for the period ended December 31, 2005. The control deficiencies will be fully remediated when, in the opinion of the Company’s management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. As a result, the CEO and CFO have concluded that the Company’s controls and procedures were not effective as of June 30, 2006.
There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2006, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Notes G and H of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 1A. Risk Factors
Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2005 for further information.
Item 4. Matters Subject to a Vote of Security Holders
Set forth below is information relating to the 2006 Annual Meeting of Stockholders of the Registrant.
The annual meeting was called to order at 10:00 a.m., April 26, 2006. Represented at the meeting, in person or by proxy, were 249,753,798 shares constituting 97.55% of the issued and outstanding shares entitled to vote.
The following business was transacted:
1. Election of Directors
Over 97% of the votes cast for directors were voted for the election of the directors named below. The number of votes for, and withheld with respect to, each director is as follows:

	Votes For	Votes Withheld

Brenda J. Gaines	248,733,692	1,020,106
Stephen W. Lilienthal	242,546,753	7,207,045
Paul J. Liska	242,578,315	7,175,483
Don M. Randel	248,787,700	966,098
Joseph Rosenberg	242,554,487	7,199,311
Andrew H. Tisch	242,555,471	7,198,327
James S. Tisch	242,549,977	7,203,821
Marvin Zonis	248,587,684	1,166,114

2. Ratification of Appointment of Independent Registered Public Accounting Firm
249,069,665 shares, constituting 99.72% of the shares eligible to vote, voted to ratify the appointment of Deloitte & Touche LLP to serve as the independent registered public accounting firm for the Registrant for 2006. In addition, 665,403 shares, constituting 0.27% of the shares eligible to vote, voted against, and 18,730 shares, constituting 0.01% of the shares eligible to vote, abstained.
Item 5. Other Information
None

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION
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

CNA Financial Corporation

Dated: July 31, 2006	By	/s/ D. Craig Mense

D. Craig Mense
Chief Financial Officer