Form 10-Q
period 2006-09-30
CNA FINANCIAL CORP
filed 2006-11-03
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Yes Ö   No....
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
 Large accelerated filer....   Accelerated filer Ö   Non-accelerated filer....
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes...   No Ö
 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2006
Common Stock, Par value $2.50	270,929,753

CNA FINANCIAL CORPORATION
INDEX

CNA FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2006	2005
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $31,457 and $32,616)	$32,150	$33,234
Equity securities at fair value (cost of $395 and $511)	576	681
Limited partnership investments	1,723	1,509
Other invested assets	30	33
Short term investments at cost, which approximates fair value	8,460	4,238

Total investments	42,939	39,695
Cash	98	96
Reinsurance receivables (less allowance for uncollectible receivables of $535 and $519)	10,368	11,917
Insurance receivables (less allowance for doubtful accounts of $420 and $445)	1,872	1,866
Accrued investment income	326	312
Receivables for securities sold	899	565
Deferred acquisition costs	1,220	1,197
Prepaid reinsurance premiums	367	340
Federal income taxes recoverable (includes $0 and $68 due from Loews Corporation)	-	62
Deferred income taxes	912	1,105
Property and equipment at cost (less accumulated depreciation of $562 and $546)	239	197
Goodwill and other intangible assets	142	146
Other assets	650	737
Separate account business	525	551

Total assets	$60,557	$58,786

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$30,141	$30,938
Unearned premiums	3,871	3,706
Future policy benefits	6,552	6,297
Policyholders’ funds	1,049	1,495
Collateral on loaned securities	2,385	767
Payables for securities purchased	693	129
Participating policyholders’ funds	49	53
Short term debt	250	252
Long term debt	2,155	1,438
Federal income taxes payable (includes $85 and $0 due to Loews Corporation)	91	-
Reinsurance balances payable	886	1,636
Other liabilities	2,256	2,283
Separate account business	525	551

Total liabilities	50,903	49,545

Commitments and contingencies (Notes D, G, H, J and L)
Minority interest	325	291

Stockholders’ equity:
Preferred stock (12,500,000 shares authorized) Series H Issue (no par value; $100,000 stated value; no shares and 7,500 shares issued; held by Loews Corporation)	-	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,543 and 258,177,285 shares issued; and 270,929,753 and 256,001,968 shares outstanding)	683	645
Additional paid-in capital	2,166	1,701
Retained earnings	6,157	5,621
Accumulated other comprehensive income	447	359
Treasury stock (2,110,790 and 2,175,317 shares), at cost	(65)	(67)

	9,388	9,009
Notes receivable for the issuance of common stock	(59)	(59)

Total stockholders’ equity	9,329	8,950

Total liabilities and stockholders’ equity	$60,557	$58,786

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions, except per share data)		Restated		Restated
		See Note T		See Note T
Revenues
Net earned premiums	$1,943	$1,873	$5,704	$5,684
Net investment income	600	500	1,722	1,345
Realized investment gains (losses), net of participating policyholders’ and minority interests	21	67	(68)	74
Other revenues	56	80	175	351

Total revenues	2,620	2,520	7,533	7,454

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,522	1,871	4,446	4,886
Amortization of deferred acquisition costs	390	416	1,132	1,168
Other operating expenses	224	241	723	766
Restructuring and other related charges	-	-	(13)	-
Interest	35	29	93	96

Total claims, benefits and expenses	2,171	2,557	6,381	6,916

Income (loss) before income tax and minority interest	449	(37)	1,152	538
Income tax (expense) benefit	(131)	51	(339)	(53)
Minority interest	(13)	(11)	(32)	(16)

Income from continuing operations	305	3	781	469
Income (loss) from discontinued operations, net of income tax benefit of $9, $0, $9 and $0	6	3	(2)	12

Net income	$311	$6	$779	$481

Basic and Diluted Earnings (Loss) Per Share

Income (loss) from continuing operations	$1.13	$(0.06)	$2.84	$1.63
Income (loss) from discontinued operations	0.02	0.02	(0.01)	0.05

Basic and diluted earnings (loss) per share available to common stockholders	$1.15	$(0.04)	$2.83	$1.68

Weighted average outstanding common stock and common stock equivalents

Basic	265.0	256.0	259.0	256.0

Diluted	265.2	256.0	259.2	256.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30	2006	2005
(In millions)		Restated
		See Note T
Cash Flows from Operating Activities:
Net income	$779	$481
Adjustments to reconcile net income to net cash flows provided by operating activities:
(Income) loss from discontinued operations	2	(12)
Loss (gain) on disposal of property and equipment	-	(9)
Minority interest	32	16
Deferred income tax provision	163	(37)
Trading securities	391	112
Realized investment (gains) losses, net of participating policyholders’ and minority interests	68	(74)
Undistributed earnings of equity method investees	(70)	(46)
Net amortization of bond (discount) premium	(211)	(84)
Depreciation	35	41
Changes in:
Receivables, net	1,543	1,571
Deferred acquisition costs	(23)	34
Accrued investment income	(14)	(20)
Federal income taxes recoverable/payable	153	(211)
Prepaid reinsurance premiums	(27)	214
Reinsurance balances payable	(750)	(331)
Insurance reserves	(315)	58
Other, net	27	(210)

Total adjustments	1,004	1,012

Net cash flows provided by operating activities-continuing operations	1,783	1,493

Net cash flows used by operating activities-discontinued operations	-	(33)

Net cash flows provided by operating activities-total	1,783	1,460

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	(32,425)	(46,204)
Proceeds from fixed maturity securities:
Sales	30,942	41,418
Maturities, calls and redemptions	3,114	3,788
Purchases of equity securities	(267)	(361)
Proceeds from sales of equity securities	153	276
Change in short term investments	(4,381)	(896)
Change in collateral on loaned securities	1,618	1,088
Change in other investments	(139)	72
Purchases of property and equipment	(87)	(28)
Dispositions	7	12
Other, net	(49)	42

Net cash flows used by investing activities-continuing operations	(1,514)	(793)

Net cash flows provided (used) by investing activities-discontinued operations	24	(3)

Net cash flows used by investing activities-total	(1,490)	(796)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(UNAUDITED)

Nine months ended September 30	2006	2005
(In millions)		Restated
		See Note T
Cash Flows from Financing Activities:

Proceeds from the issuance of long-term debt	759	-
Principal payments on debt	(44)	(507)
Return of investment contract account balances	(510)	(168)
Receipts of investment contract account balances	2	4
Payment to repurchase Series H Issue preferred stock	(993)	-
Proceeds from the issuance of common stock	499	-
Stock options exercised by officers	4	-
Other, net	1	4

Net cash flows used by financing activities-continuing operations	(282)	(667)

Net cash flows used by financing activities-discontinued operations	-	-

Net cash flows used by financing activities-total	(282)	(667)

Net change in cash	11	(3)
Net cash transactions from continuing operations to discontinued operations	15	(42)
Net cash transactions from discontinued operations to continuing operations	(15)	42

Cash, beginning of year	125	109

Cash, end of period	$136	$106

Cash-continuing operations	$98	$86
Cash-discontinued operations	38	20
Cash-total	136	106
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Nine months ended September 30	2006	2005
(In millions)		Restated
		See Note T
Preferred Stock
Balance, beginning of period	$750	$750
Repurchase of Series H Issue	(750)	-

Balance, end of period	-	750

Common Stock
Balance, beginning of period	645	645
Issuance of common stock	38	-

Balance, end of period	683	645

Additional Paid-in Capital
Balance, beginning of period	1,701	1,701
Issuance of common stock and other	465	-

Balance, end of period	2,166	1,701

Retained Earnings
Balance, beginning of period	5,621	5,357
Net income	779	481
Liquidation preference in excess of par value on Series H Issue	(243)	-

Balance, end of period	6,157	5,838

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	359	661
Other comprehensive income (loss)	88	(273)

Balance, end of period	447	388

Treasury Stock
Balance, beginning of period	(67)	(69)
Stock options exercised	2	-

Balance, end of period	(65)	(69)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(59)	(71)
Decrease in notes receivable for the issuance of common stock	-	13

Balance, end of period	(59)	(58)

Total Stockholders’ Equity	$9,329	$9,195

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of September 30, 2006.
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
The interim financial data as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.
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
In November of 2005, the FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP 115-1), as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 nullifies certain requirements of The Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-01), which provided guidance on determining whether an impairment is other-than-temporary. FSP 115-1 replaces guidance set forth in EITF 03-01 with references to existing other-than-temporary impairment guidance and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP 115-1 carries forward the requirements in EITF 03-01 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that the impairment is not other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, the discount or reduced premium would be amortized over the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
remaining life of the security based on future estimated cash flows. FSP 115-1 was effective for reporting periods beginning after December 15, 2005 and was adopted by the Company as of January 1, 2006. Adoption of this standard increased net income by approximately $2 million for the nine months ended September 30, 2006 related to the amortization of discount or reduced premium resulting from previously impaired securities. The Company has included the required additional disclosures in these financial statements.
In December of 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), that amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). After the effective date of this standard, entities are not permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally are required to measure compensation expense using a fair-value based method. The Company applied the modified prospective transition method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants, modifies, repurchases or cancels after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R was effective for the Company as of January 1, 2006. The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Adoption of SFAS 123R decreased net income by $2 million for the nine months ended September 30, 2006.
Prior to 2006, the Company applied the intrinsic value method under APB 25, and related interpretations, in accounting for its stock-based compensation plan. Under the recognition and measurement principles of APB 25, no stock-based compensation cost was recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R)) (SFAS 158). SFAS 158 requires a company who sponsors one or more single-employer defined benefit plans, to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 requires a company to measure benefit plan assets and obligations as of the date of the company’s fiscal year-end statement of financial position. SFAS 158 also requires a company to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS 158 will have on the Company’s financial condition.
Note C. Earnings Per Share
Earnings per share available to common stockholders is based on weighted average outstanding shares. Basic and diluted earnings per share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock or common stock equivalents outstanding for the period. The weighted average number of shares outstanding for computing basic earnings per share was 265.0 million and 259.0 million for the three and nine months ended September 30, 2006. The weighted average number of shares outstanding for computing diluted earnings per share was 265.2 million and 259.2 million for the three and nine months ended September 30, 2006. The weighted average number of shares outstanding for computing basic and diluted earnings per share was 256.0 million for the three and nine months ended September 30, 2005.
The Series H Cumulative Preferred Stock Issue (Series H Issue) was held by Loews and accrued cumulative dividends at an initial rate of 8% per year, compounded annually. In August 2006, the Company repurchased the Series H Issue from Loews for approximately $993 million, a price equal to the liquidation preference. The Series H Issue dividend amounts through the repurchase date for the three and nine months ended September 30, 2006 and 2005 have been subtracted from Income from Continuing Operations to determine income from continuing operations available to common stockholders.
Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2006 and 2005, approximately one million shares attributable to exercises under stock-based employee compensation plans were excluded from the calculation of diluted earnings per share because they were antidilutive.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The computation of earnings per share for the three and nine months ended September 30, 2006 and 2005 is as follows:

Earnings Per Share
	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions, except per share amounts)

Income from continuing operations	$305	$3	$781	$469
Less: undeclared preferred stock dividend through repurchase date	(8)	(17)	(46)	(52)

Income (loss) from continuing operations available to common stockholders	$297	$(14)	$735	$417

Weighted average outstanding common stock and common stock equivalents	265.0	256.0	259.0	256.0
Effect of dilutive securities, employee stock options	0.2	-	0.2	-

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	265.2	256.0	259.2	256.0

Basic and diluted earnings (loss) per share from continuing operations available to common stockholders	$1.13	$(0.06)	$2.84	$1.63

The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation under the Company’s stock-based compensation plans for the three and nine months ended September 30, 2005.

Pro Forma Effect of SFAS 123 on Results
	Three Months	Nine Months
Period ended September 30	2005	2005
(In millions, except per share amounts)

Income from continuing operations	$3	$469
Less: undeclared preferred stock dividend	(17)	(52)

Income (loss) from continuing operations available to common stockholders	(14)	417

Income from discontinued operations, net of tax	3	12

Net income (loss) available to common stockholders	(11)	429
Less: Total stock-based compensation cost determined under the fair value method, net of tax	-	(1)

Pro forma net income (loss) available to common stockholders	$(11)	$428

Basic and diluted earnings (loss) per share, as reported	$(0.04)	$1.68

Basic and diluted earnings (loss) per share, pro forma	$(0.04)	$1.68

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note D. Investments
The significant components of net investment income are presented in the following table.

Net Investment Income
	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions)

Fixed maturity securities	$477	$393	$1,372	$1,167
Short term investments	61	42	184	103
Limited partnerships	46	72	173	189
Equity securities	4	6	18	18
Income from trading portfolio (a)	30	41	63	25
Interest on funds withheld and other deposits	(10)	(50)	(65)	(139)
Other	2	5	10	16

Gross investment income	610	509	1,755	1,379
Investment expense	(10)	(9)	(33)	(34)

Net investment income	$600	$500	$1,722	$1,345

(a) The change in net unrealized gains (losses) on trading securities included in net investment income was $3 million and $(1) million for the three and nine months ended September 30, 2006 and $3 million and $(4) million for the three and nine months ended September 30, 2005.
The components of realized investment results for available-for-sale securities are presented in the following table.

Realized Investment Gains (Losses)
	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions)

Fixed maturity securities:
U.S. Government bonds	$18	$2	$22	$(10)
Corporate and other taxable bonds	(18)	9	(114)	(36)
Tax-exempt bonds	40	4	51	38
Asset-backed bonds	(1)	7	(15)	18
Redeemable preferred stock	(2)	-	(3)	10

Total fixed maturity securities	37	22	(59)	20
Equity securities	(3)	6	3	45
Derivative securities	(12)	53	(7)	34
Short term investments	(2)	1	(6)	1
Other, including disposition of businesses, net of participating policyholders’ interest	1	(15)	(1)	(28)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	21	67	(70)	72
Allocated to participating policyholders’ and minority interests	-	-	2	2

Realized investment gains (losses)	$21	$67	$(68)	$74

For the three months ended September 30, 2006, other-than-temporary impairment (OTTI) losses of $46 million were recorded primarily in the corporate and other taxable bonds sector. This compared to OTTI losses for the three months ended September 30, 2005 of $17 million recorded across various sectors. The decrease in net realized investment results was primarily driven by an increase in interest related OTTI losses on securities for which the Company did not assert an intent to hold until an anticipated recovery in value.
For the nine months ended September 30, 2006, OTTI losses of $87 million were recorded primarily in the corporate and other taxable bonds sector. This compared to OTTI losses for the nine months ended September 30, 2005 of $71 million recorded across various sectors, including an OTTI loss of $34 million related to loans to a large national contractor. See Note R for additional information on loans to the large national contractor. The decrease in

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
net realized investment results was primarily driven by decreased gains on sales as a result of increasing interest rates between the two periods, the effect of interest rates on derivative positions and increases in interest related OTTI losses on securities for which the Company did not assert an intent to hold until an anticipated recovery in value.
The Company’s investment policies for both the general account and separate account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.
The following tables provide a summary of fixed maturity and equity securities investments.

Summary of Fixed Maturity and Equity Securities
	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
September 30, 2006	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$2,293	$133	$1	$1	$2,424
Asset-backed securities	14,169	36	19	156	14,030
States, municipalities and political subdivisions – tax-exempt	4,230	212	-	5	4,437
Corporate securities	6,450	309	10	15	6,734
Other debt securities	3,288	198	8	3	3,475
Redeemable preferred stock	828	25	2	-	851
Options embedded in convertible debt securities	1	-	-	-	1

Total fixed maturity securities available-for-sale	31,259	913	40	180	31,952

Total fixed maturity securities trading	198	-	-	-	198

Equity securities available-for-sale:
Common stock	201	172	-	-	373
Preferred stock	138	9	-	-	147

Total equity securities available-for-sale	339	181	-	-	520

Total equity securities trading	56	-	-	-	56

Total	$31,852	$1,094	$40	$180	$32,726

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Summary of Fixed Maturity and Equity Securities
	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2005	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,355	$119	$4	$1	$1,469
Asset-backed securities	12,986	43	137	33	12,859
States, municipalities and political subdivisions – tax-exempt	9,054	193	31	7	9,209
Corporate securities	5,906	322	52	11	6,165
Other debt securities	2,830	234	18	2	3,044
Redeemable preferred stock	213	4	-	1	216
Options embedded in convertible debt securities	1	-	-	-	1

Total fixed maturity securities available-for-sale	32,345	915	242	55	32,963

Total fixed maturity securities trading	271	-	-	-	271

Equity securities available-for-sale:
Common stock	140	150	1	-	289
Preferred stock	322	22	1	-	343

Total equity securities available-for-sale	462	172	2	-	632

Total equity securities trading	49	-	-	-	49

Total	$33,127	$1,087	$244	$55	$33,915

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table summarizes, for fixed maturity and equity securities in an unrealized loss position at September 30, 2006 and December 31, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

Unrealized Loss Aging
	September 30, 2006		December 31, 2005
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$1,578	$8	$9,976	$142
7-12 months	3,477	26	2,739	61
13-24 months	5,774	147	1,400	45
Greater than 24 months	725	30	219	7

Total investment grade	11,554	211	14,334	255

Non-investment grade:
0-6 months	622	5	632	29
7-12 months	30	1	118	10
13-24 months	70	3	122	3
Greater than 24 months	2	-	2	-

Total non-investment grade	724	9	874	42

Total fixed maturity securities	12,278	220	15,208	297

Equity securities:
0-6 months	3	-	49	2
7-12 months	1	-	1	-
13-24 months	-	-	-	-
Greater than 24 months	3	-	3	-

Total equity securities	7	-	53	2

Total fixed maturity and equity securities	$12,285	$220	$15,261	$299

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
The decision to record an OTTI incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.
The Impairment Committee’s decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to recover to its book value in light of all of the factors considered. For securities considered to be OTTI, the security is adjusted to fair value and the resulting losses are recognized in realized gains/losses on the Condensed Consolidated Statements of Operations.
At September 30, 2006, the carrying value of the general account fixed maturities was $32,150 million, representing 75% of the total investment portfolio. The net unrealized gain position associated with the fixed maturity portfolio included $220 million in gross unrealized losses, consisting of asset-backed securities which represented 79%, corporate bonds which represented 11%, municipal securities which represented 3%, and all other fixed maturity securities which represented 7%. The gross unrealized loss for any single issuer was no greater than 0.1% of the carrying value of the total general account fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses of $220 million included 1,315 securities which were, in aggregate, 2% below amortized cost.
The gross unrealized losses on equities are less than $1 million, including 79 securities which, in aggregate, are below cost by 4%.
Given the current facts and circumstances, the Impairment Committee has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at September 30, 2006 or December 31, 2005, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination is presented below by major security type. The Company does not consider the unrealized loss related to any single issuer to be significant.
Asset-Backed Securities
The unrealized losses on the Company’s investments in asset-backed securities were caused primarily by a change in interest rates. This category includes mortgage-backed pass-through securities guaranteed by an agency of the U.S. government. There were 425 agency mortgage-backed securities and 2 agency collateralized mortgage obligations (CMOs) in an unrealized loss position as of September 30, 2006. The aggregate severity of the unrealized loss on these securities was 4% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected principal payments of the underlying collateral.
The remainder of the holdings in this category are corporate mortgage-backed pass-through, CMOs and corporate asset-backed structured securities. The holdings in these sectors include 412 securities in an unrealized loss position with over 93% of these unrealized losses related to securities rated AAA. The aggregate severity of the unrealized loss was 2% of amortized cost. The contractual cash flows on the asset-backed structured securities are pass-through but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. The Company purchased the majority of those investments at a discount relative to their face amount. Within this category, securities subject to EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), are monitored for adverse changes in cash flow projections. If there are adverse changes in cash flows the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. There was no adverse change in estimated cash flows noted for the EITF 99-20 securities, which have an aggregate unrealized loss of $6 million and an aggregate severity of the unrealized loss of 1% of amortized cost.
Because the decline in fair value was primarily attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2006.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
undervalued in the market. The Company also monitors issuer exposure and broader industry sector exposures and may reduce exposures based on its current view of a specific issuer or sector.
Of the unrealized losses in this category, 67% relate to securities rated as investment grade (rated BBB or higher). The total holdings in this category are diversified across 10 industry sectors and 236 securities. The aggregate severity of the unrealized loss was less than 2% of amortized cost. Within corporate bonds, the largest industry sectors were financial, consumer cyclical, consumer non-cyclical and technology, which as a percentage of total gross unrealized losses were 52%, 16%, 8%, and 8% at September 30, 2006. The decline in market value is primarily attributable to changes in interest rates and macro conditions in certain sectors that the market views as temporarily out of favor. Because the decline is not related to specific credit quality issues, and because the Company has the ability and intent to hold those investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2006.
Investment Commitments
As of September 30, 2006 and December 31, 2005, the Company had committed approximately $137 million and $191 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of September 30, 2006 and December 31, 2005, the Company had commitments to purchase $80 million and $82 million, and sell $35 million and $12 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Condensed Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of September 30, 2006 and December 31, 2005, the Company had obligations on unfunded bank loan participations in the amount of $34 million and $21 million.
Note E. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments follows.

Derivative Financial Instruments Recognized Gains (Losses)
	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions)

General account
Without hedge designation
Swaps	$(14)	$52	$(8)	$32
Futures sold, not yet purchased	(1)	1	1	1
Currency forwards	1	-	(1)	1
Options embedded in convertible debt securities	-	(6)	-	(33)

Trading activities
Futures purchased	22	31	33	5
Futures sold, not yet purchased	(1)	-	1	-
Options purchased	-	(1)	-	(2)
Options written	-	1	-	2

Total	$7	$78	$26	$6

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows. The contractual or notional amounts for derivatives are used to calculate the exchange of

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments.
Derivative Financial Instruments

	Contractual/	Estimated	Estimated
September 30, 2006	Notional	Fair Value	Fair Value
(In millions)	Amount	Asset	(Liability)

General account
Without hedge designation
Swaps	$3,691	$-	$(17)
Currency forwards	92	-	-
Equity warrants	6	2	-
Options embedded in convertible debt securities	12	1	-

Trading activities
Futures purchased	659	-	-
Futures sold, not yet purchased	62	-	-
Currency forwards	34	-	(1)

Total general account	$4,556	$3	$(18)

Separate accounts
Options written	$7	$-	$-

Total separate accounts	$7	$-	$-

Derivative Financial Instruments

	Contractual/	Estimated	Estimated
December 31, 2005	Notional	Fair Value	Fair Value
(In millions)	Amount	Asset	(Liability)

General account
With hedge designation
Swaps	$265	$-	$(1)
Without hedge designation
Swaps	756	-	(8)
Currency forwards	15	-	-
Equity warrants	6	2	-
Options embedded in convertible debt securities	12	1	-

Trading activities
Futures purchased	1,058	-	(4)
Futures sold, not yet purchased	166	-	-
Currency forwards	59	-	(1)
Commitments to purchase mortgage-backed securities	21	-	-
Options purchased	20	-	-
Options written	21	-	-

Total general account	$2,399	$3	$(14)

Separate accounts
Options written	$7	$-	$-

Total separate accounts	$7	$-	$-

Options embedded in convertible debt securities are classified as fixed maturity securities on the Condensed Consolidated Balance Sheets, consistent with the host instruments.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note F. Income Taxes
CNA and its eligible subsidiaries (CNA Tax Group) are included in the consolidated federal income tax return of Loews and its eligible subsidiaries.
For the nine months ended September 30, 2006, CNA received from Loews $37 million, while it paid Loews $272 million for the nine months ended September 30, 2005, related to federal income taxes. CNA’s consolidated federal income taxes payable at September 30, 2006 reflects an $85 million payable to Loews and a $6 million payable related to affiliates less than 80% owned. At December 31, 2005, CNA’s consolidated federal income taxes recoverable included a $68 million recoverable from Loews and a $6 million payable related to affiliates less than 80% owned.
The Loews consolidated federal income tax returns for 2002 through 2004 have been settled with the Internal Revenue Service (IRS), including related carryback claims for refund which were approved by the Joint Committee on Taxation in the third quarter of 2006. As a result, the Company recorded a federal income tax benefit of $10 million, including a $7 million tax benefit related to Discontinued Operations, resulting primarily from the release of federal income tax reserves, and net refund interest of $2 million, net of tax, in the third quarter of 2006. The net refund interest was included in Other Revenues on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006.
In 2006, the Company received from Loews $63 million related to the net tax settlement for the 2002-2004 tax returns and $4 million related to net refund interest. The net refund interest was included in Other Revenues on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006, and was reflected in the Corporate and Other Non-Core segment.
In 2005, the Loews consolidated federal income tax returns were settled with the IRS through 2001, as the tax returns for 1998-2001, including related carryback claims and prior claims for refund, were approved by the Joint Committee on Taxation. As a result, the Company recorded a federal income tax benefit of $36 million and net refund interest of $79 million, net of tax, in the second quarter of 2005. The tax benefit related primarily to the release of federal income tax reserves.
In 2005, the Company paid Loews $37 million related to the net tax deficiency for the 1998-2001 tax returns and received from Loews $121 million related to net refund interest. The net refund interest was included in Other Revenues on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005, and was reflected in the Corporate and Other Non-Core segment.
The federal income tax return for 2005 is currently under examination by the IRS. The Company believes the outcome of this examination will not have a material effect on the financial condition or results of operations of the Company.
Note G. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
On August 1, 2005, CNAF and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs in this litigation allege improprieties in the payment of contingent commissions to brokers and bid rigging in connection with the sale of various lines of insurance. The plaintiffs further allege the existence of a conspiracy and assert claims for federal and state antitrust law violations, for violations of the federal Racketeer Influenced and Corrupt Organizations Act and for recovery under various state common law theories. By an order entered on October 3, 2006, the Court required the plaintiffs to supplement their pleadings with a statement setting forth the details of their claims. The Company believes it has meritorious defenses to this action and intends to defend the case vigorously.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Global Crossing Limited Litigation
CCC has been named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (Global Crossing) in the United States Bankruptcy Court for the Southern District of New York. In the Complaint, served on CCC on May 24, 2005, plaintiff seeks unspecified monetary damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global Crossing while CCC was a shareholder of Global Crossing. On August 3, 2006, the Court granted in part and denied in part CCC’s motion to dismiss the Estate Representative’s Amended Complaint. CCC believes it has meritorious defenses to the remaining claims in this action and intends to defend the case vigorously.
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
As indicated, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program, including the United States workers’ compensation “carve-out” business ceded from John Hancock and other reinsurers. While certain reinsurers of CNA, including participants in the AAHRU Facility, disputed their liabilities under the reinsurance contracts with respect to the IGI Program, those disputes have been resolved and substantial reinsurance coverage exists for those exposures.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
New Jersey Wage and Hour Litigation
W. Curtis Himmelman, individually and on behalf of all others similarly situated v. Continental Casualty Company, Civil Action: 06-166, District Court of New Jersey (Trenton Division) is a purported class action and representative action brought on behalf of present and former CNA environmental claims analysts and workers’ compensation claims analysts asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage. The Complaint was filed on January 12, 2006. The claims were originally brought under both federal and New Jersey state wage and hour laws on the basis that the relevant jobs are not exempt from overtime pay because the duties performed are not exempt duties. On August 11, 2006, the Court dismissed plaintiff’s New Jersey state law claims. Under federal law, plaintiff seeks to represent others similarly situated who opt in to the action and who also allege they are owed overtime pay for hours worked over eight hours per day and/or forty hours per workweek for the period January 5, 2003 to the entry of judgment. Plaintiff seeks “overtime compensation,” “compensatory, punitive and statutory damages, interest, costs and disbursements and attorneys’ fees” without specifying any particular amounts (as well as an injunction). The Company denies the material allegations of the Complaint and intends to vigorously contest the claims on numerous substantive and procedural grounds.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company. Catastrophe losses, net of reinsurance, were $22 million and $437 million for the three months ended September 30, 2006 and 2005 and $40 million and $443 million for the nine months ended September 30, 2006 and 2005. The catastrophe losses in 2005 related primarily to Hurricanes Katrina, Dennis, Ophelia and Rita. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed estimates.
Commercial catastrophe losses, gross of reinsurance, were $22 million and $797 million for the three months ended September 30, 2006 and 2005 and $40 million and $803 million for the nine months ended September 30, 2006 and 2005.
Claim and claim adjustment expense reserves are presented net of amounts due from insureds related to losses under high deductible policies. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts for insurance receivables.
The following tables summarize the gross and net carried reserves as of September 30, 2006 and December 31, 2005.
September 30, 2006

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves			Life and	Corporate
	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total

Gross Case Reserves	$6,843	$$1,724	$2,443	$2,766	$13,776
Gross IBNR Reserves	7,979	3,783	826	3,777	16,365

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,822	$5,507	$3,269	$6,543	$30,141

Net Case Reserves	$5,117	$1,352	$1,483	$1,390	$9,342
Net IBNR Reserves	6,484	2,813	388	2,023	11,708

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,601	$4,165	$1,871	$3,413	$21,050

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
In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of federal legislation to address asbestos claims; an increase in asbestos, environmental pollution and mass tort claims which cannot now be anticipated; an increase in costs to defend asbestos, pollution and mass tort claims; expanding liability against the Company’s policyholders in environmental and mass tort matters; broadened scope of clean-up resulting in increased liability to the Company’s policyholders; a further increase of claims and claims payments that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos, pollution and mass tort claims.
CNA has annually performed ground up reviews of all open APMT claims to evaluate the adequacy of the Company’s APMT reserves. In performing its comprehensive ground up analysis, the Company considers input from its professionals with direct responsibility for

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
the claims, inside and outside counsel with responsibility for representation of the Company and its actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.
The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.
APMT Reserves

	September 30, 2006		December 31, 2005
		Environmental		Environmental
		Pollution and		Pollution and
(In millions)	Asbestos	Mass Tort	Asbestos	Mass Tort

Gross reserves	$2,735	$585	$2,992	$680
Ceded reserves	(1,255)	(220)	(1,438)	(257)

Net reserves	$1,480	$365	$1,554	$423

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
As of September 30, 2006 and December 31, 2005, CNA carried approximately $1,480 million and $1,554 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $1 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended September 30, 2006 and 2005. The Company paid asbestos-related claims, net of reinsurance recoveries, of $26 million and $42 million for the three months ended September 30, 2006 and 2005. The Company recorded $2 million and $8 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2006 and 2005. The Company paid asbestos-related claims, net of reinsurance recoveries, of $76 million and $115 million for the nine months ended September 30, 2006 and 2005.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Suits have also been initiated directly against two CNA companies and numerous other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 70 Ohio actions filed to date, plaintiffs initially alleged that the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs. (E.g. Varner v. Ford Motor Co., (Ohio Ct. Common Pl., filed June 12, 2003); Peplowski v. ACE American Ins. Co., (N.D. Ohio, filed April 1, 2004) and Cross v. Garlock, Inc. (Ohio Ct. Common Pl., filed September 1, 2004)). In the most recent of these cases, plaintiffs have made only negligent undertaking claims against the insurers. (E.g., Ball v. Goodyear Tire & Rubber Co. (Ohio Ct. Common Pl., filed May 16, 2005)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no basis for spoliation, conspiracy and concert of action claims. That ruling was affirmed on appeal. Bugg v. Am. Std., Inc., No. 84829 (Ohio Ct. App. May 26, 2005). The Cuyahoga County court has continued to dismiss substantially similar types of complaints and plaintiffs have either failed to appeal the dismissals or have voluntarily dismissed their appeals. Nonetheless, plaintiffs continued to file additional similar suits, although at this point, all cases in that court have been dismissed. The only case that remains pending at this time is Peplowski, which was transferred to the federal Multi-District Litigation court in October 2004 and has been dormant since then. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, Nos, 0-2C-1708 to -1719, filed June 28, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against five specifically named asbestos defendants. The Adams litigation had been stayed pending a planned motion by

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
plaintiffs to file an amended complaint that reflected two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005, and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint greatly expands the scope of the action against the insurers, including CCC. Under the Amended Complaint, the defendant insurers, including CCC, have now been sued for alleged violations of the UTPA in connection with handling and resolving asbestos personal injury and wrongful death claims in West Virginia courts against all their insureds if those claims were resolved before June 30, 2001. CCC, along with other insurer defendants removed the Adams case to Federal court, Adams v. Ins. Co. of North America (INA) et al. (S.D. W. Va. No. 2:05-CV-0527). A motion by plaintiffs to remand the case to state courts was granted on March 30, 2006. Following remand to state court, CCC’s motion to dismiss the Amended Complaint was denied as to living plaintiffs, but granted as to claims brought by two estates, and CCC subsequently answered the Amended Complaint, as it had been narrowed by the plaintiffs in the interim. As narrowed, the Amended Complaint continues to seek compensatory damages for the alleged delay in resolving plaintiffs’ underlying asbestos claims and for aggravation allegedly caused by that delay and punitive damages, but no longer seeks damages for the difference between the amount plaintiffs received in their underlying asbestos settlement and what they claim they should have received, damages for increased attorneys’ fees and litigation expenses, and damages for loss by spouses of consortium. The trial court has stated that it intends for trial in the case to commence in July 2007. On September 18, 2006, CCC reached a settlement with plaintiffs conditioned upon court approval, and completion of satisfactory documentation, among other conditions. In the event the settlement is not consummated, numerous factual and legal issues would determine the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency and factual validity of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to the Company’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; (g) the appropriateness of the case for class action treatment; and (h) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Environmental Pollution and Mass Tort
As of September 30, 2006 and December 31, 2005, CNA carried approximately $365 million and $423 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the nine months ended September 30, 2006. There was $3 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the nine months ended September 30, 2005. The Company recorded $30 million and $15 million of current accident year losses related to mass tort for the nine months ended September 30, 2006 and 2005. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $88 million and $113 million for the nine months ended September 30, 2006 and 2005.
Net Prior Year Development
Favorable net prior year development of $1 million was recorded for the three months ended September 30, 2006, including $16 million of unfavorable claim and allocated claim adjustment expense reserve development and $17 million of favorable premium development. Unfavorable net prior year development of $56 million, including $49 million of unfavorable claim and allocated claim adjustment expense reserve development and $7 million of unfavorable premium development, was recorded for the three months ended September 30, 2005.
Unfavorable net prior year development of $1 million was recorded for the nine months ended September 30, 2006, including $96 million of unfavorable claim and allocated claim adjustment expense reserve development and $95 million of favorable premium development. Unfavorable net prior year development of $216 million, including $344 million of unfavorable claim and allocated claim adjustment expense reserve development and $128 million of favorable premium development, was recorded for the nine months ended September 30, 2005.
The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below excludes the impact of the provision for uncollectible reinsurance. See Note I for further discussion of the provision for uncollectible reinsurance.
In 2005, the Company recorded favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development was required. While the available limit of these treaties was fully utilized in 2003, the ceded premiums and losses for an individual segment may have changed in subsequent years because of the re-estimation of the subject losses or commutations of the underlying contracts. In 2005, the Company commuted a significant corporate aggregate reinsurance treaty and in the third quarter of 2006, the Company commuted its remaining corporate aggregate reinsurance treaty. See Note I for further discussion of the corporate aggregate reinsurance treaties.
The following discussion includes the net prior year development recorded for Standard Lines, Specialty Lines and Corporate and Other Non-Core. Unfavorable net prior year development of $10 million and $31 million was recorded in the Life and Group Non-Core segment for the three months ended September 30, 2006 and 2005. Unfavorable net prior year development of $8 million and favorable net prior year development of $11 million was recorded in the Life and Group Non-Core segment for the nine months ended September 30, 2006 and 2005.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Net Prior Year Development
For the three months ended September 30, 2006

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense development:

Core (Non-APMT)	$6	$(4)	$2	$4
APMT	-	-	1	1

Pretax unfavorable (favorable) net prior year development before impact of premium development	6	(4)	3	5

Total unfavorable (favorable) premium development	(19)	6	(3)	(16)

Total unfavorable (favorable) net prior year development (pretax)	$(13)	$2	$-	$(11)

Net Prior Year Development
For the three months ended September 30, 2005

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:

Core (Non-APMT)	$18	$(7)	$(1)	$10
APMT	-	-	1	1

Pretax unfavorable (favorable) net prior year development before impact of premium development	18	(7)	-	11

Unfavorable premium development, excluding impact of corporate aggregate reinsurance treaties	8	6	1	15
Ceded premiums related to corporate aggregate reinsurance treaties	(1)	-	-	(1)

Total premium development	7	6	1	14

Total unfavorable (favorable) net prior year development (pretax)	$25	$(1)	$1	$25

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Net Prior Year Development
For the nine months ended September 30, 2006

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaty:

Core (Non-APMT)	$70	$(1)	$13	$82
APMT	-	-	2	2

Total	70	(1)	15	84
Ceded losses related to corporate aggregate reinsurance treaty	-	-	-	-

Pretax unfavorable (favorable) net prior year development before impact of premium development	70	(1)	15	84

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaty	(92)	-	1	(91)
Ceded premiums related to corporate aggregate reinsurance treaty	-	-	-	-

Total premium development	(92)	-	1	(91)

Total unfavorable (favorable) net prior year development (pretax)	$(22)	$(1)	$16	$(7)

Net Prior Year Development
For the nine months ended September 30, 2005

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)
Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of the corporate aggregate reinsurance treaties:

Core (Non-APMT)	$183	$56	$57	$296
APMT	-	-	11	11

Total	183	56	68	307
Ceded losses related to corporate aggregate reinsurance treaties	19	(25)	6	-

Pretax unfavorable net prior year development before impact of premium development	202	31	74	307

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(99)	(9)	11	(97)
Ceded premiums related to corporate aggregate reinsurance treaties	(6)	19	4	17

Total premium development	(105)	10	15	(80)

Total unfavorable net prior year development (pretax)	$97	$41	$89	$227

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Three Month Comparison
2006 Net Prior Year Development
Standard Lines
Favorable net prior year development of $13 million was recorded for the three months ended September 30, 2006, including $6 million of unfavorable claim and allocated claim adjustment expense reserve development and $19 million of favorable premium development.
Approximately $21 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to excess workers’ compensation, in accident years 2005 and prior. The primary drivers of the higher frequency and severity were increasing medical inflation and advances in medical care. Medical inflation and advances in medical care result in additional claims reaching the excess layers covered by the Company and increases the size of claims already in the excess layers.
Approximately $8 million of unfavorable claim and allocated claim adjustment expense reserve development related to continued increases in individual claim reserve estimates on commercial auto business, in accident years 2005 and 2004. The increase is primarily due to larger claims. These changes in individual claim estimates result in higher projections of ultimate loss from the incurred development and average loss methods used by the Company’s actuaries.
Approximately $30 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims related to monoline and package liability, primarily in accident years 2002 and prior. The change was driven by decreased incurred losses as a result of changes in individual claim reserve estimates. The lower incurred losses were less than expected based on the loss development factors selected by the Company’s actuaries.
Approximately $14 million of the favorable premium development was due to additional premium primarily resulting from audits and changes to premium on several ceded reinsurance agreements. Businesses impacted included various middle market liability coverages, workers’ compensation, property, and large accounts. Unfavorable claim and allocated claim adjustment expense reserve development of approximately $9 million was recorded as a result of this favorable premium development.
Specialty Lines
Unfavorable net prior year development of $2 million was recorded for the three months ended September 30, 2006, including $4 million of favorable claim and allocated claim adjustment expense reserve development and $6 million of unfavorable premium development.
Corporate and Other Non-Core
There was $3 million of unfavorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, resulting in no net prior year development for the three months ended September 30, 2006.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
2005 Net Prior Year Development
Standard Lines
Unfavorable net prior year development of $25 million was recorded for the three months ended September 30, 2005, including $18 million of unfavorable claim and allocated claim adjustment expense reserve development and $7 million of unfavorable premium development.
Approximately $33 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from increased claim cost inflation for workers’ compensation, primarily in accident year 2001 and prior. The primary drivers of the increased claim cost inflation were increasing medical inflation and advances in medical care. Approximately $23 million of favorable net prior year claim and allocated claim adjustment expense reserve development was recorded due to continued improvement in the severity and number of claims for property coverages, primarily in accident year 2004. The improvements in severity and frequency are substantially due to underwriting actions taken by the Company that have significantly improved the results on this business. Underwriting actions taken included efforts to write more business in non-catastrophe prone areas.
Approximately $35 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was attributed to increased severity in liability coverages for large account policies. These increases are driven by increasing medical inflation and larger verdicts than anticipated, both of which increased the severity of these claims beyond the amount indicated by previous incurred development methods. The remainder of the favorable net prior year claim and allocated claim adjustment expense reserve development was primarily a result of improved experience on several coverages on middle market business mainly in accident year 2004.
Specialty Lines
Favorable net prior year development of $1 million was recorded for the three months ended September 30, 2005, including $7 million of favorable claim and allocated claim adjustment expense reserve development and $6 million of unfavorable premium development.
Corporate and Other Non-Core
Unfavorable premium development of $1 million was recorded for the three months ended September 30, 2005. There was no claim and allocated claim adjustment expense reserve development recorded for the three months ended September 30, 2005.
Nine Month Comparison
2006 Net Prior Year Development
Standard Lines
Favorable net prior year development of $22 million was recorded for the nine months ended September 30, 2006, including $70 million of unfavorable claim and allocated claim adjustment expense reserve development and $92 million of favorable premium development.
Approximately $41 million of unfavorable claim and allocated claim adjustment expense reserve development was primarily due to continued claim cost inflation for workers compensation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation are medical inflation and advances in medical care.
Approximately $21 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to excess workers’ compensation, in accident years 2005 and prior. The primary drivers of the higher frequency and severity were increasing medical inflation and advances in medical care. Medical inflation and advances in medical care result in additional claims reaching the excess layers covered by the Company and increases the size of claims already in the excess layers.
Approximately $16 million of unfavorable claim and allocated claim adjustment expense reserve development related to continued increases in individual claim reserve estimates on commercial auto business, in accident years 2005 and 2004. The increase is primarily due to a higher than expected number of large claims. These changes in

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
individual claim estimates result in higher projections of ultimate loss from the incurred development and average loss methods used by the Company’s actuaries.
Approximately $15 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased severity in liability coverages for large account policies. These increases were driven by increasing medical inflation and larger verdicts than anticipated, both of which increase the severity of these claims resulting in higher case incurred losses and higher ultimate estimates.
Approximately $11 million of unfavorable claim and allocated claim adjustment expense reserve development was due to the Company’s share of an assessment from various Windstorm Underwriting Authority Pools.
Approximately $45 million of favorable claim and allocated claim adjustment expense reserve development was related to continued improvement in the severity and frequency of claims for property coverages, primarily in accident year 2005. The improvements in severity and frequency are substantially due to underwriting actions taken by the Company that have significantly improved the results on this business. Underwriting actions taken include efforts to write more business in non-catastrophe prone areas.
Approximately $21 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims related to monoline and package liability, primarily in accident years 2002 and prior. The change was driven by decreased incurred losses resulting from favorable outcomes on individual claims. The lower incurred losses were less than expected based on the loss development factors selected by the Company’s actuaries.
Approximately $16 million of favorable claim and allocated claim adjustment expense reserve development was related to lower severities on the excess and surplus lines business in accident years 2000 and subsequent. These severity changes were driven primarily by judicial decisions and settlement activities on individual cases. The severity changes led to lower case incurred loss and lower ultimate estimates.
Approximately $16 million of favorable claim and allocated claim adjustment expense reserve development was due to umbrella products. The change covers several accident years. Initial reserves are normally estimated using the loss ratio expected for this business due to the long-tail nature of this business. The long-tail nature of the business is due to the long period of time that passes between the time the business is written and the time when all claims are known and settled. The favorable change on the recent accident years is the result of giving greater weight to projections that rely on case incurred loss thereby recognizing the low level of case incurred loss. The favorable change in older years is driven by favorable outcomes on individual claims.
Approximately $12 million of favorable claim and allocated claim adjustment expense reserve development was due to improved experience for marine business, primarily in accident years 2005 and 2004. The case incurred loss (paid loss plus case reserve estimates for known claims) for these accident years has been less than expected. The expected case incurred loss was primarily based on the loss ratio expected for this business. The lower level of actual case incurred loss is driven by lower claim frequency and indicates a lower ultimate loss. The remainder of the favorable change in marine business is due to lowered individual case estimates from older accident years.
Approximately $66 million of the favorable premium development was due to additional premium primarily resulting from audits and changes to premium on several ceded reinsurance agreements. Businesses impacted included various middle market liability coverages, workers’ compensation, property, and large accounts. This favorable premium development was partially offset by approximately $48 million of unfavorable claim and allocated claim adjustment expense reserve development recorded as a result of this favorable premium development.
Specialty Lines
Favorable claim and allocated claim adjustment expense reserve development of $1 million was recorded for the nine months ended September 30, 2006. There was no premium development recorded for the nine months ended September 30, 2006.
Approximately $40 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business in accident years 2003 and prior. Previous reviews assumed that incurred severities had increased, at least

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
in part, due to increases in the adequacy of case reserve estimates with relatively minor changes in underlying severity. Subsequent changes in paid and case incurred losses have shown that more of the change was due to underlying increases in verdict and settlement size for these accident years rather than increases in case reserve adequacy, resulting in higher ultimate losses. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in commercial and private real estate values.
Approximately $40 million of favorable claim and allocated claim adjustment expense reserve development was due to improved claim severity and claim frequency in the healthcare professional liability business, primarily in dental, nursing home liability, physicians and other healthcare facilities. The improved severity and frequency are due to underwriting changes. The Company no longer writes large national nursing home chains and focuses on smaller insureds in selected areas of the country. These changes have resulted in business that experiences fewer large claims.
Approximately $15 million of unfavorable claim and allocated claim adjustment expense reserve development was primarily related to increased severity on large claims from large law firm errors and omissions, and directors and officers (D&O) coverages. These increases result in higher ultimate loss projections from the average loss methods used by the Company’s actuaries.
Approximately $17 million of favorable claim and allocated claim adjustment expense reserve development was recorded in the warranty line of business for the most recent accident year. The reserves for this business are initially estimated based on the loss ratio expected for the business. Subsequent estimates rely more heavily on the actual case incurred losses due to the short-tail nature of this business. The short-tail nature of the business is due to the short period of time that passes between the time the loss occurs and the time when all claims are known and settled. Case incurred loss for the most recent accident year has been lower than indicated by the initial loss ratio.
Corporate and Other Non-Core
Unfavorable net prior year development of $16 million was recorded for the nine months ended September 30, 2006. This amount consisted of $15 million of unfavorable claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development.
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
2005 Net Prior Year Development
Standard Lines
Unfavorable net prior year development of $97 million was recorded for the nine months ended September 30, 2005. This amount consisted of $202 million of unfavorable claim and allocated claim adjustment expense reserve development and $105 million of favorable premium development.
Approximately $141 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from increased severity trends for workers’ compensation, primarily in accident years 2002 and prior. The primary drivers of the increased claim cost inflation were increasing medical inflation and advances in medical care.
Approximately $135 million of favorable net prior year claim and allocated claim adjustment expense reserve development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004. The improvements in severity and frequency are substantially due to underwriting actions taken by the Company that have significantly improved the results on this business. Underwriting actions taken include efforts to write more business in non-catastrophe prone areas.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Approximately $90 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $83 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties.
Approximately $76 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was attributed to increased severity in liability coverages for large account policies. These increases are driven by increasing medical inflation and larger verdicts than anticipated, both of which increased the severity of these claims beyond the amount indicated by previous incurred development methods.
Approximately $51 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. The remainder of the favorable net prior year claim and allocated claim adjustment expense reserve development was primarily a result of improved experience on several coverages on middle market business mainly in accident year 2004.
Favorable net prior year premium development was recorded primarily as a result of additional premium resulting from audits on recent policies, primarily workers’ compensation.
Additionally, there was $19 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $6 million of favorable premium development related to the corporate aggregate reinsurance treaties.
Specialty Lines
Unfavorable net prior year development of $41 million was recorded for the nine months ended September 30, 2005, including $31 million of unfavorable claim and allocated claim adjustment expense reserve development and $10 million of unfavorable premium development.
Approximately $60 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Previous reviews assumed that severities had increased, at least in part, due to increases in the adequacy of case reserve estimates. Subsequent changes in paid and incurred loss have shown that more of the change was due to larger verdicts and settlements during these accident years. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in real estate values. Favorable net prior year premium development of approximately $10 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense reserve development.
Approximately $27 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was related to large D&O claims assumed from a London syndicate, primarily in accident years 2001 and prior. Approximately $40 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded due to large claims resulting from excess coverages provided to health care facilities. The claim severity estimates for this business are driven by individual case by case reviews. Reviews of the individual cases underlying the excess coverages provided by the Company resulted in significant increases to the individual case estimates.
Approximately $17 million of favorable net prior year claim and allocated claim adjustment expense reserve development was recorded due to lower severity in the dental program. The lower severity is driven by efforts to resolve a higher percentage of claims without a resulting indemnity payment.
Approximately $24 million of favorable net prior year claim and allocated claim adjustment expense reserve development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. The improved severity and frequency are due to underwriting changes in this business. The Company no longer writes large national chains and focuses on smaller insureds in selected areas of the country. These changes have resulted in business that experiences fewer large claims. The remainder of the favorable net prior year claim and allocated claim adjustment expense reserve development was primarily attributed to favorable experience in the warranty line of business, partially offset by unfavorable net prior year claim and allocated claim adjustment expense reserve development attributed to other large D&O claims.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Additionally, there was approximately $25 million of favorable net prior year claim and allocated claim adjustment expense reserve development and $19 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in the first nine months of 2005.
Corporate and Other Non-Core
Unfavorable net prior year development of $89 million was recorded for the nine months ended September 30, 2005, including $74 million of unfavorable claim and allocated claim adjustment expense reserve development and $15 million of unfavorable premium development.
Approximately $56 million of unfavorable claim and allocated claim adjustment expense reserve development was a result of a commutation recorded in the second quarter of 2005. Approximately $6 million of unfavorable claim and allocated claim adjustment expense reserve development was related to the corporate aggregate reinsurance treaties. The unfavorable premium development was primarily driven by $10 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $4 million of additional premium ceded to the corporate aggregate reinsurance treaties.
Note I. Reinsurance
CNA cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet their obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property, workers’ compensation and professional liability. Corporate catastrophe reinsurance is also purchased for property and workers’ compensation exposure. Most reinsurance contracts are purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines. In addition, CNA assumes reinsurance as a member of various reinsurance pools and associations.
The following table summarizes the amounts receivable from reinsurers at September 30, 2006 and December 31, 2005.

Components of reinsurance receivables	September 30, 2006	December 31, 2005
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$9,091	$10,605
Ceded future policy benefits	1,070	1,193
Ceded policyholders’ funds	54	56
Billed reinsurance receivables	688	582

Reinsurance receivables	10,903	12,436
Allowance for uncollectible reinsurance	(535)	(519)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$10,368	$11,917

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
In 2001, the Company entered into a one-year corporate aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The CCC Cover was fully utilized in 2003 and interest charges accrued on the related funds held balance at 8% per annum. Effective July 25, 2006, the Company commuted the CCC Cover resulting in a reduction of Reinsurance Receivables of approximately $761 million and a corresponding reduction of $761 million in the funds withheld liability, which was included in Reinsurance Balances Payable on the Condensed Consolidated

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Balance Sheet. This commutation had no impact on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006.
The effects of reinsurance on earned premiums are shown in the following table.

Components of Earned Premiums

Three months ended September 30	Direct	Assumed	Ceded	Net
(In millions)

2006
Property and casualty	$2,342	$19	$577	$1,784
Accident and health	186	15	42	159
Life	18	–	18	–

Total earned premiums	$2,546	$34	$637	$1,943

2005
Property and casualty	$2,548	$13	$856	$1,705
Accident and health	245	18	96	167
Life	27	–	26	1

Total earned premiums	$2,820	$31	$978	$1,873

Components of Earned Premiums

Nine months ended September 30	Direct	Assumed	Ceded	Net
(In millions)

2006
Property and casualty	$6,795	$47	$1,620	$5,222
Accident and health	550	44	114	480
Life	76	–	74	2

Total earned premiums	$7,421	$91	$1,808	$5,704

2005
Property and casualty	$7,600	$72	$2,526	$5,146
Accident and health	805	42	311	536
Life	109	–	107	2

Total earned premiums	$8,514	$114	$2,944	$5,684

Included in the direct and ceded earned premiums for the three months ended September 30, 2006 and 2005 are $376 million and $699 million, and for the nine months ended September 30, 2006 and 2005 are $1,087 million and $2,299 million, related to business that is 100% reinsured as a result of business dispositions and a significant captive program.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
Funds Withheld Reinsurance Arrangements
The Company’s overall reinsurance program has included certain property and casualty contracts, such as the commuted CCC Cover discussed in more detail above, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company recorded the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. The Company is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in Reinsurance Balances Payable on the Condensed Consolidated Balance Sheets.
Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $320 million and $1,050 million at September 30, 2006 and December 31, 2005. The decrease is due to the commutation of the CCC Cover discussed above. Certain funds withheld reinsurance contracts require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. The Company expects that it will continue to incur interest costs on these contracts for several years.
As of September 30, 2006 and December 31, 2005, there were 12 and 13 ceded reinsurance treaties inforce that the Company considers to be finite reinsurance. These treaties provide reinsurance protection for individual accident years 1999 through 2002 on specified portions of the Company’s domestic property and casualty business. All of these contracts are accounted for on a funds withheld basis. In 2003, the Company discontinued purchases of such contracts. The following table summarizes the pretax impact of these contracts, including the commuted CCC Cover discussed in further detail above. Effective October 1, 2005, the Aggregate Cover, which was a corporate aggregate reinsurance treaty related to the 1999 through 2001 accident years and covered substantially all of the Company’s property and casualty lines of business, was commuted.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Three months ended September 30	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

2006
Ceded earned premium	$–	$–	$–	$–
Ceded claim and claim adjustment expense	–	–	–	–
Ceding commissions	–	–	–	–
Interest charges	–	(5)	(4)	(9)

Pretax expense	$–	$(5)	$(4)	$(9)

2005
Ceded earned premium	$1	$–	$(9)	$(8)
Ceded claim and claim adjustment expense	–	–	15	15
Ceding commissions	–	–	3	3
Interest charges	(15)	(17)	(16)	(48)

Pretax expense	$(14)	$(17)	$(7)	$(38)

Nine months ended September 30	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

2006
Ceded earned premium	$–	$–	$(12)	$(12)
Ceded claim and claim adjustment expense	–	–	17	17
Ceding commissions	–	–	–	–
Interest charges	—	(40)	(20)	(60)

Pretax expense	$–	$(40)	$(15)	$(55)

2005
Ceded earned premium	$(17)	$–	$56	$39
Ceded claim and claim adjustment expense	–	–	(52)	(52)
Ceding commissions	–	–	(27)	(27)
Interest charges	(57)	(49)	(26)	(132)

Pretax expense	$(74)	$(49)	$(49)	$(172)

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
The pretax impact by operating segment of the Company’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties, was as follows:

	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions)

Standard Lines	$(7)	$(24)	$(31)	$(120)
Specialty Lines	–	(3)	(4)	(10)
Corporate and Other	(2)	(11)	(20)	(42)

Pretax benefit (expense)	$(9)	$(38)	$(55)	$(172)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note J. Debt
Debt is composed of the following obligations.

Debt

	September 30,	December 31,
	2006	2005
(In millions)

Variable rate debt:
Credit facility – CNA Surety, due June 30, 2008	$–	$20
Debenture – CNA Surety, face amount of $31, due April 29, 2034	31	31

Senior notes:
6.750%, face amount of $250, due November 15, 2006	250	250
6.450%, face amount of $150, due January 15, 2008	149	149
6.600%, face amount of $200, due December 15, 2008	199	199
6.000%, face amount of $400, due August 15, 2011	398	–
8.375%, face amount of $70, due August 15, 2012	69	69
5.850%, face amount of $549, due December 15, 2014	546	546
6.500%, face amount of $350, due August 15, 2016	348	–
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Other debt, 1.000%-6.850%, due through 2019	25	36

Total debt	$2,405	$1,690

Short term debt	$250	$252
Long term debt	2,155	1,438

Total debt	$2,405	$1,690

In August of 2006, CNAF sold $400 million of 6.0% five-year senior notes and $350 million of 6.5% ten-year senior notes in a public offering.
In July of 2005, CNA Surety, a 63% owned and consolidated subsidiary of CNA, refinanced $30 million of outstanding borrowings under its $50 million credit agreement with a new credit facility (the “2005 Credit Facility”). The 2005 Credit Facility provides a $50 million revolving credit facility that matures on June 30, 2008. In November of 2005, CNA Surety repaid $10 million of outstanding borrowings. During the third quarter of 2006, the outstanding 2005 Credit Facility balance of $20 million was repaid. Subsequently, in September of 2006, CNA Surety reduced the available aggregate revolving credit facility to $25 million in borrowings.
The combined aggregate maturities for debt at September 30, 2006 are presented in the following table.

Maturity of Debt

(In millions)
2006	$250
2007	–
2008	350
2009	–
2010	–
Thereafter	1,817
Less original issue discount	(12)

Total	$2,405

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
The components of net periodic benefit costs are presented in the following table.

Net Periodic Benefit Costs
	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions)

Pension Benefits
Service cost	$6	$6	$19	$20
Interest cost on projected benefit obligation	35	34	107	106
Expected return on plan assets	(40)	(38)	(120)	(115)
Prior service cost amortization	–	1	1	2
Actuarial loss	4	4	21	15

Net periodic pension cost	$5	$7	$28	$28

Postretirement benefits
Service cost	$1	$1	$2	$2
Interest cost on projected benefit obligation	3	3	7	8
Prior service cost amortization	(7)	(7)	(20)	(21)
Actuarial loss	1	1	3	3

Net periodic postretirement benefit	$(2)	$(2)	$(8)	$(8)

At December 31, 2005, CNA expected to contribute $7 million to its pension plans and $14 million to its postretirement healthcare and life insurance benefit plans in 2006. As of September 30, 2006, $71 million of contributions have been made to its pension plans and $10 million to its postretirement healthcare and life insurance benefit plans. CNA plans to contribute an additional $1 million to its pension plans and $4 million to its postretirement healthcare and life insurance benefit plans during the remainder of 2006.
Stock-Based Compensation
The CNA Long Term Incentive Plan (the LTI Plan) authorizes the grant of options and stock appreciation rights (SARs) to certain management personnel for up to 4 million shares of the Company’s common stock. All options and SARs granted have ten-year terms and vest ratably over the four-year period following the date of grant. The number of shares available for the granting of options and SARs under the LTI Plan as of September 30, 2006, was approximately 2 million.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table presents activity under the LTI Plan during the nine months ended September 30, 2006.

Options and SARs Plan Activity

		Weighted
		Average Option
	Number	Price per
	of Awards	Award

Balance at January 1, 2006	1,628,600	$28.71
Awards granted	327,000	30.98
Awards exercised	(61,000)	28.91
Awards forfeited	(19,900)	28.53

Balance at September 30, 2006	1,874,700	$29.10

Awards exercisable at September 30, 2006	1,136,150	$29.50

During 2006, the Company awarded SARs totaling 327,000 shares. The SARs balance at September 30, 2006 was 320,600 shares with 6,400 shares forfeited.
At September 30, 2006, the Company’s non-vested portion of a restricted stock grant totaled 28,329 shares with a grant-date fair value of $842 thousand.
The weighted average grant-date fair value of awards granted during the nine months ended September 30, 2006 was $10.72 per award. The weighted average remaining contractual term of awards outstanding and exercisable as of September 30, 2006, were 6.71 years and 5.52 years. The aggregate intrinsic values of awards outstanding and exercisable at September 30, 2006 were $13 million and $7 million. The total intrinsic value of awards exercised during the nine months ended September 30, 2006 was $415 thousand.
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
CNA Surety has reserved shares of its common stock for issuance to directors, officers and employees of CNA Surety through incentive stock options, non-qualified stock options and SARs under separate plans (CNA Surety Plans). The CNA Surety Plans have in the aggregate 3.3 million shares available for which options may be granted. At September 30, 2006, approximately 1.1 million options were outstanding under these plans. The data provided in the preceding paragraphs does not include CNA Surety’s stock-based compensation plans.
The Company recorded stock-based compensation expense of $817 thousand and $66 thousand during the three months ended September 30, 2006 and 2005. The related income tax benefit recognized was $286 thousand and $23 thousand. The Company recorded stock-based compensation expense of $2.5 million and $303 thousand during the nine months ended September 30, 2006 and 2005. The related income tax benefit recognized was $862 thousand and $106 thousand. These amounts also include compensation in the form of restricted stock grants awarded by the Company and expense recorded by CNA Surety for these periods. At September 30, 2006, the compensation cost related to nonvested awards not yet recognized was $4.9 million and the weighted average period over which it is expected to be recognized is 1.49 years.
Note L. Commitments, Contingencies and Guarantees
Commitments and Contingencies
In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At September 30, 2006 and December 31, 2005, there were approximately $27 million and $30 million of outstanding letters of credit.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The Company is obligated to make future payments totaling $248 million for non-cancelable operating leases primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $19 million in 2006; $48 million in 2007; $42 million in 2008; $34 million in 2009; $30 million in 2010; and $75 million in 2011 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $19 million as of September 30, 2006. Estimated future minimum payments under these contracts are as follows: $7 million in 2006, $10 million in 2007 and $2 million in 2008.
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at September 30, 2006 that the Company could be required to pay under this guarantee are approximately $235 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.
CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees was approximately $6 million at September 30, 2006.
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2006 the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $923 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2006, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. The liabilities related to these indemnification agreements were approximately $25 million and $65 million as of September 30, 2006 and December 31, 2005.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety issued a guarantee of $75 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30 million of preferred securities.
Note M. Stockholders’ Equity and Statutory Financial Information
Capital stock (in whole numbers) is composed of the following:

Summary of Capital Stock

	September 30,	December 31,
	2006	2005

Preferred stock, without par value, non-voting
Authorized	12,500,000	12,500,000
Issued and outstanding:
Series H (stated value $100,000 per share, held by Loews)	–	7,500
Common stock, par value $2.50
Authorized	500,000,000	500,000,000
Issued	273,040,543	258,177,285
Outstanding	270,929,753	256,001,968
Treasury stock	2,110,790	2,175,317
The Series H Issue was held by Loews and accrued cumulative dividends at an initial rate of 8% per year, compounded annually. In August 2006, the Company repurchased the Series H Issue for approximately $993 million, a price equal to the liquidation preference.
The Company financed the repurchase of the Series H Issue with the proceeds from the sales of: (i) 7.0 million shares of its common stock in a public offering for approximately $235.5 million; (ii) $400 million of new 6.0% five-year senior notes and $350 million of new 6.5% ten-year senior notes in a public offering; and (iii) 7.86 million shares of its common stock to Loews in a private placement for approximately $264.5 million.
Statutory Accounting Practices
CNA’s domestic insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to certain fixed maturity securities. The National Association of Insurance Commissioners (NAIC) has codified statutory accounting principles to foster more consistency among the states for accounting guidelines and reporting.
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
CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus as of September 30, 2006 or December 31, 2005.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation – Division of Insurance (the Department), may be paid only

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2006, CCC is in a positive earned surplus position, enabling CCC to pay approximately $568 million of dividend payments for the remainder of 2006 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life and group insurance subsidiaries, were as follows.

Preliminary Statutory Information

	Statutory Capital and Surplus		Statutory Net Income (Loss)		Statutory Net Income (Loss)
			Three months ended		Nine months ended
			September 30		September 30
	September 30,	December 31,
	2006	2005	2006	2005	2006	2005
(In millions)

Property and casualty companies (a)	$7,827	$6,940	$351	$(19)	$614	$849
Life and group insurance companies	701	627	29	(5)	71	49
(a)	Surplus includes the property and casualty companies’ equity ownership of the life and group company’s capital and surplus.

Note N. Comprehensive Income (Loss)
Comprehensive income (loss) is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)

	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions)

Net income	$311	$6	$779	$481

Other comprehensive income (loss):
Change in unrealized gains/losses on general account investments:
Holding gains/losses arising during the period, net of tax benefit (expense) of ($315), $207, ($35) and $88	586	(386)	66	(164)
Net unrealized gains/losses at beginning of period included in realized gains/losses during the period, net of tax benefit of $2, $2, $6 and $62	(1)	(3)	(9)	(114)

Net change in unrealized gains/losses on general account investments, net of tax benefit (expense) of ($313), $209, ($29) and $150	585	(389)	57	(278)
Net change in unrealized gains/losses on discontinued operations and other, net of tax benefit (expense) of ($2), $13, $0 and $13	(1)	7	–	7
Net change in foreign currency translation adjustment	5	9	32	(15)
Net change in minimum pension liability, net of tax benefit of $0, $0, $0 and $0	–	–	(1)	–
Allocation to participating policyholders’ and minority interests	(15)	13	–	13

Other comprehensive income (loss), net of tax benefit (expense) of ($315), $222, ($29) and $163	574	(360)	88	(273)

Total comprehensive income (loss)	$885	$(354)	$867	$208

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
For the three months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
September 30, 2006
(In millions)

Net earned premiums	$1,128	$654	$160	$3	$(2)	$1,943
Net investment income	239	101	179	81	–	600
Other revenues	16	38	8	6	(12)	56

Total operating revenues	1,383	793	347	90	(14)	2,599

Claims, benefits and expenses:
Net incurred claims and benefits	776	397	314	31	–	1,518
Policyholders’ dividends	4	1	(1)	–	–	4
Amortization of deferred acquisition costs	249	137	4	–	–	390
Other insurance related expenses	89	31	48	8	(1)	175
Other expenses	20	35	14	28	(13)	84

Total claims, benefits and expenses	1,138	601	379	67	(14)	2,171

Operating income (loss) from continuing operations before income tax and minority interest	245	192	(32)	23	–	428
Income tax (expense) benefit on operating income (loss)	(78)	(64)	17	(7)	–	(132)
Minority interest	(4)	(9)	–	–	–	(13)

Net operating income (loss) from continuing operations	163	119	(15)	16	–	283

Realized investment gains (losses), net of participating policyholders’ and minority interests	18	6	(10)	7	–	21
Income tax (expense) benefit on realized investment gains (losses)	(7)	(1)	3	6	–	1

Income (loss) from continuing operations	$174	$124	$(22)	$29	$–	$305

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	And Other
For the three months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
September 30, 2005
(In millions)

Net earned premiums	$1,080	$628	$169	$(1)	$(3)	$1,873
Net investment income	186	74	179	61	–	500
Other revenues	26	34	20	16	(16)	80

Total operating revenues	1,292	736	368	76	(19)	2,453

Claims, benefits and expenses:
Net incurred claims and benefits	1,148	366	342	12	–	1,868
Policyholders’ dividends	4	1	(1)	(1)	–	3
Amortization of deferred acquisition costs	281	128	5	2	–	416
Other insurance related expenses	76	45	69	(4)	(3)	183
Other expenses	23	28	13	39	(16)	87

Total claims, benefits and expenses	1,532	568	428	48	(19)	2,557

Operating income (loss) from continuing operations before income tax and minority interest	(240)	168	(60)	28	–	(104)
Income tax (expense) benefit on operating income (loss)	100	(53)	25	4	–	76
Minority interest	(4)	(7)	–	–	–	(11)

Net operating income (loss) from continuing operations	(144)	108	(35)	32	–	(39)

Realized investment gains (losses), net of participating policyholders’ and minority interests	51	16	(2)	2	–	67
Income tax (expense) benefit on realized investment gains (losses)	(18)	(5)	1	(3)	–	(25)

Income (loss) from continuing operations	$(111)	$119	$(36)	$31	$–	$3

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
For the nine months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
September 30, 2006
(In millions)

Net earned premiums	$3,310	$1,915	$482	$1	$(4)	$5,704
Net investment income	705	287	504	226	–	1,722
Other revenues	49	112	44	8	(38)	175

Total operating revenues	4,064	2,314	1,030	235	(42)	7,601

Claims, benefits and expenses:
Net incurred claims and benefits	2,297	1,157	886	90	1	4,431
Policyholders’ dividends	12	3	–	–	–	15
Amortization of deferred acquisition costs	725	395	12	–	–	1,132
Other insurance related expenses	293	109	141	24	(4)	563
Restructuring and other related charges	–	–	–	(13)	–	(13)
Other expenses	58	103	40	91	(39)	253

Total claims, benefits and expenses	3,385	1,767	1,079	192	(42)	6,381

Operating income (loss) from continuing operations before income tax and minority interest	679	547	(49)	43	–	1,220
Income tax (expense) benefit on operating income (loss)	(207)	(181)	36	(14)	–	(366)
Minority interest	(9)	(23)	–	–	–	(32)

Net operating income (loss) from continuing operations	463	343	(13)	29	–	822

Realized investment losses, net of participating policyholders’ and minority interests	(6)	(4)	(56)	(2)	–	(68)
Income tax benefit on realized investment gains (losses)	2	2	19	4	–	27

Income (loss) from continuing operations	$459	$341	$(50)	$31	$–	$781

As of September 30, 2006
(In millions)

Reinsurance receivables	$3,333	$1,415	$2,537	$3,618	$–	$10,903

Insurance receivables	$1,856	$425	$41	$(30)	$–	$2,292

Insurance reserves:
Claim and claim adjustment expense	$14,822	$5,507	$3,268	$6,544	$–	$30,141
Unearned premiums	2,083	1,614	170	5	(1)	3,871
Future policy benefits	–	–	6,552	–	–	6,552
Policyholders’ funds	32	–	1,017	–	–	1,049

Deferred acquisition costs	$433	$284	$503	$–	$–	$1,220

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
For the nine months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
September 30, 2005
(In millions)

Net earned premiums	$3,333	$1,831	$539	$(10)	$(9)	$5,684
Net investment income	540	197	431	177	–	1,345
Other revenues	74	94	78	156	(51)	351

Total operating revenues	3,947	2,122	1,048	323	(60)	7,380

Claims, benefits and expenses:
Net incurred claims and benefits	2,750	1,158	860	102	(2)	4,868
Policyholders’ dividends	16	3	(1)	–	–	18
Amortization of deferred acquisition costs	757	390	18	3	–	1,168
Other insurance related expenses	318	93	194	6	(7)	604
Other expenses	82	81	43	103	(51)	258

Total claims, benefits and expenses	3,923	1,725	1,114	214	(60)	6,916

Operating income (loss) from continuing operations before income tax and minority interest	24	397	(66)	109	–	464
Income tax (expense) benefit on operating income (loss)	41	(121)	37	20	–	(23)
Minority interest	(8)	(8)	–	–	–	(16)

Net operating income (loss) from continuing operations	57	268	(29)	129	–	425

Realized investment gains (losses), net of participating policyholders’ and minority interests	71	25	(8)	(14)	–	74
Income tax (expense) benefit on realized investment gains (losses)	(29)	(6)	3	2	–	(30)

Income (loss) from continuing operations	$99	$287	$(34)	$117	$–	$469

As of December 31, 2005
(In millions)

Reinsurance receivables	$3,968	$1,493	$2,707	$4,268	$–	$12,436

Insurance receivables	$1,826	$375	$105	$5	$–	$2,311

Insurance reserves:
Claim and claim adjustment expense	$15,084	$5,205	$3,277	$7,372	$–	$30,938
Unearned premiums	1,952	1,577	168	9	–	3,706
Future policy benefits	–	–	6,297	–	–	6,297
Policyholders’ funds	30	–	1,465	–	–	1,495

Deferred acquisition costs	$408	$274	$515	$–	$–	$1,197

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ and minority interests.

Revenue by Line of Business
	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions)

Standard Lines
Property	$260	$212	$732	$644
Casualty	884	900	2,592	2,705
CNA Global	257	231	734	669

Standard Lines revenue	1,401	1,343	4,058	4,018

Specialty Lines
Professional Liability Insurance	615	576	1,775	1,635
Surety	113	101	323	290
Warranty	71	75	212	222

Specialty Lines revenue	799	752	2,310	2,147

Life and Group Non-Core
Life & Annuity	100	107	266	233
Health	224	228	655	677
Other	13	31	53	130

Life and Group Non-Core revenue	337	366	974	1,040

Corporate and Other Non-Core
CNA Re	35	23	78	49
Other	62	55	155	260

Corporate and Other Non-Core revenue	97	78	233	309

Eliminations	(14)	(19)	(42)	(60)

Total revenue	$2,620	$2,520	$7,533	$7,454

Note P. Restructuring and Other Related Charges
In 2001, the Company finalized and approved a plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations. During the second quarter of 2006, management reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability is no longer required as the Company has completed its lease obligations. As a result, the excess remaining accrual was released in the second quarter of 2006, resulting in pretax income of $13 million for the nine months ended September 30, 2006.
Note Q. Significant Transactions
Managed Care Holdings Corporation
On March 31, 2005, the Company completed the sale of Managed Care Holdings Corporation and its subsidiary, Caronia Corporation, to Octagon Risk Services, Incorporated, for approximately $16 million. As a result of the sale, CNA recorded a realized gain of approximately $1 million after-tax. The revenue of the business sold was $4 million for the nine months ended September 30, 2005. Net income related to this business was $0.2 million for the nine months ended September 30, 2005. Additionally, the Company’s goodwill decreased $17 million as a result of the sale.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Specialty Medical Business
On January 6, 2005, the Company completed the sale of its specialty medical business to Aetna Inc. As a result of the sale, CNA recorded a realized gain of approximately $9 million in 2005, of which $2 million and $7 million was recognized for the three and nine months ended September 30, 2005. The revenues of the business sold were $3 million and $13 million for the three and nine months ended September 30, 2005. Net income related to this business was $1 million and $6 million for the three and nine months ended September 30, 2005.
Note R. Related Party Transactions
CNA reimburses Loews, or pays directly, for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA. In 2005, the amount reimbursed or paid by CNA was approximately $23 million. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. See Note F for further discussion on taxes.
In August 2006, the Company repurchased the Series H Issue from Loews. In addition, the Company sold 7.86 million shares of its common stock to Loews. See Note M for further discussion.
CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten-year term maturing between October of 2008 and May of 2010, and are secured by the stock purchased. The carrying value of the loans as of September 30, 2006 exceeds the fair value of the related common stock collateral by $13 million.
CNA Surety Corporation
Loans to National Contractor
CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF provided loans to the contractor through a credit facility. Due to reduced operating cash flow at the contractor these loans were fully impaired through realized investment losses in 2004 and 2005. For the nine months ended September 30, 2005, the Company recorded a pretax impairment charge of $34 million. The Company no longer provides additional liquidity to the contractor and has not recognized interest income related to the loans since June 30, 2005.
In addition to the impairment of loans outstanding under the credit facility, the Company determined that the contractor would likely be unable to meet its obligations under the surety bonds. Accordingly, during 2005, CNA Surety established $110 million of surety loss reserves in anticipation of future loss payments, $50 million of which was ceded to CCC under the reinsurance agreements discussed below. Further deterioration of the contractor’s operating cash flow could result in higher loss estimates and trigger additional reserve actions. If any such reserve additions were required, CCC would have all further surety bond exposure through the reinsurance arrangements. During the three and nine months ended September 30, 2006, CNA Surety paid $11 million and $32 million related to surety losses of the contractor. As of September 30, 2006, CNA Surety has made total surety loss payments of approximately $58 million related to bonded obligations of the contractor.
CNA Surety may provide surety bonds on a limited basis on behalf of the contractor to support its revised restructuring plan, subject to the contractor’s compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure in relation to the contractor. All surety bonds written for the contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds written on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries.
CCC provides reinsurance protection to CNA Surety for losses in excess of an aggregate of $60 million associated with the contractor. This treaty provides coverage for the life of bonds either in force or written from January 1,

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
CNAF has also guaranteed or provided collateral for the contractor’s letters of credit. As of September 30, 2006 and December 31, 2005, these guarantees and collateral obligations aggregated $12 million and $13 million.
Note S. Discontinued Operations
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
Operating results of the discontinued operations were as follows:

Discontinued Operations
	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions)

Revenues:
Net investment income	$5	$3	$13	$11
Realized investment gains (losses) and other	-	4	(3)	(1)

Total revenues	5	7	10	10
Insurance related (expenses) benefits	(8)	(4)	(21)	2

Income (loss) before income taxes	(3)	3	(11)	12
Income tax benefit	9	-	9	-

Income (loss) from discontinued operations, net of tax	$6	$3	$(2)	$12

Net assets of discontinued operations are included in Other Assets on the Condensed Consolidated Balance Sheets and were as follows:

Discontinued Operations
(In millions)	September 30, 2006	December 31, 2005

Assets:
Investments	$332	$358
Reinsurance receivables	48	78
Cash	38	29
Other assets	5	5

Total assets	423	470

Liabilities:
Insurance reserves	(320)	(338)
Other liabilities	(4)	(19)

Total liabilities	(324)	(357)

Net assets of discontinued operations	$99	$113

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The Accumulated Other Comprehensive Income, net of tax, reported on the Condensed Consolidated Balance Sheets includes $11 million and $11 million related to unrealized gains and $11 million and $6 million related to the cumulative foreign currency translation adjustment for discontinued operations as of September 30, 2006 and December 31, 2005.
CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). At September 30, 2006 and December 31, 2005, the insurance reserves are net of discount of $120 million and $105 million. The income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations. See Note T for information on the restatement for discontinued operations.
Note T. Restatements
The Company has restated its previously reported interim financial statements for the three and nine months ended September 30, 2005 and all related disclosures. The restatement was to correct the accounting for discontinued operations acquired in the Company’s merger with The Continental Corporation in 1995 and to correct classification errors within the Company’s Condensed Consolidated Statement of Cash Flows.
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
The effect of the restatement on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and the Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005 is included in the tables below.

(In millions, except per share data)	Three Months		Nine Months
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Period ended September 30, 2005
Condensed consolidated statements of operations:
Income from discontinued operations, net of tax expense of $0 and $0	$-	$3	$-	$12
Net income	3	6	469	481

Earnings per share:
Income from discontinued operations, net of tax	$-	$0.02	$-	$0.05
Basic and diluted earnings (loss) per share available to common stockholders	(0.06)	(0.04)	1.63	1.68

(In millions)	As Previously	As
	Reported	Restated

Nine months ended September 30, 2005
Condensed consolidated statement of stockholders’ equity:
Retained earnings	$6,041	$5,838
Accumulated other comprehensive income	384	388

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Condensed Consolidated Statement of Cash Flows
The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 has been restated to reflect the following:
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
As a result of the restatements, previously reported cash flows provided by operating activities-continuing operations, cash flows used by investing activities-continuing operations and cash flows used by financing activities-continuing operations were increased or decreased for the nine months ended September 30, 2005 as follows:

For the nine months ended September 30	2005
(In millions)

Cash flows provided by operating activities-continuing operations
As previously reported	$1,034
Impact of restatements	459

As restated	$1,493

Cash flows used by investing activities-continuing operations
As previously reported	$(540)
Impact of restatements	(253)

As restated	$(793)

Cash flows used by financing activities-continuing operations
As previously reported	$(503)
Impact of restatements	(164)

As restated	$(667)

The restatements related to cash flows had no impact on the total change in cash from continuing operations within the Condensed Consolidated Statement of Cash Flows.
Additionally, the Company has revised its Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, as well as to include the cash balance related to discontinued operations on the Condensed Consolidated Statement of Cash Flows.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Overview
The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its subsidiaries (collectively CNA or the Company). References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNA and its subsidiaries. Based on 2005 statutory net written premiums, we are the seventh largest commercial insurance writer and the thirteenth largest property and casualty company in the United States of America.
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
We have previously restated our reported interim financial statements for the three and nine months ended September 30, 2005 and all related disclosures. The restatement was to correct the accounting for discontinued operations acquired in our merger with The Continental Corporation in 1995 and to correct classification errors within our Condensed Consolidated Statement of Cash Flows. This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) gives effect to the restatement of the Condensed Consolidated Financial Statements. Further information on this restatement is provided in Note T of the Condensed Consolidated Financial Statements included under Item 1.
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Further information on our reserves is provided in Note H of the Condensed Consolidated Financial Statements included under Item 1.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions, except per share data)

Revenues
Net earned premiums	$1,943	$1,873	$5,704	$5,684
Net investment income	600	500	1,722	1,345
Other revenues	56	80	175	351

Total operating revenues	2,599	2,453	7,601	7,380

Claims, Benefits and Expenses
Net incurred claims and benefits	1,518	1,868	4,431	4,868
Policyholders’ dividends	4	3	15	18
Amortization of deferred acquisition costs	390	416	1,132	1,168
Other insurance related expenses	175	183	563	604
Restructuring and other related charges	-	-	(13)	-
Other expenses	84	87	253	258

Total claims, benefits and expenses	2,171	2,557	6,381	6,916

Operating income (loss) from continuing operations before income tax and minority interest	428	(104)	1,220	464
Income tax (expense) benefit on operating income	(132)	76	(366)	(23)
Minority interest	(13)	(11)	(32)	(16)

Net operating income (loss) from continuing operations	283	(39)	822	425
Realized investment gains (losses), net of participating policyholders’ and minority interests	21	67	(68)	74
Income tax (expense) benefit on realized investment gains (losses)	1	(25)	27	(30)

Income from continuing operations	305	3	781	469

Income (loss) from discontinued operations, net of income tax benefit of $9, $0, $9 and $0	6	3	(2)	12

Net income	$311	$6	$779	$481

Basic and Diluted Earnings (Loss) Per Share

Income (loss) from continuing operations	$1.13	$(0.06)	$2.84	$1.63
Income (loss) from discontinued operations	0.02	0.02	(0.01)	0.05

Basic and diluted earnings (loss) per share available to common stockholders	$1.15	$(0.04)	$2.83	$1.68

Weighted average outstanding common stock and common stock equivalents

Basic	265.0	256.0	259.0	256.0

Diluted	265.2	256.0	259.2	256.0

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Three Month Comparison
Net income increased $305 million for the three months ended September 30, 2006 as compared with the same period in 2005. This increase was primarily due to increased net operating results, partially offset by decreased net realized investment gains. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income from continuing operations for the three months ended September 30, 2006 increased $322 million as compared with the same period in 2005. The 2005 results included a $294 million after-tax impact of catastrophes resulting from Hurricanes Katrina, Rita, Dennis and Ophelia. The 2005 hurricane loss estimates are net of anticipated reinsurance recoveries, and include the impact of reinstatement premiums, insurance assessments and bad debt provision for uncollectible insurance receivables. The 2006 results included a $5 million benefit related to a federal income tax settlement. Further information on taxes is included in Note F of the Condensed Consolidated Financial Statements included under Item 1. Also, favorably impacting net operating income was increased net investment income and improved net prior year development.
Favorable net prior year development of $1 million was recorded for the three months ended September 30, 2006, including $16 million of unfavorable claim and allocated claim adjustment expense reserve development and $17 million of favorable premium development. Unfavorable net prior year development of $56 million, including $49 million of unfavorable claim and allocated claim adjustment expense reserve development and $7 million of unfavorable premium development, was recorded for the three months ended September 30, 2005. Further information on Net Prior Year Development for the three months ended September 30, 2006 and 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.
Net earned premiums increased $70 million for the three months ended September 30, 2006 as compared with the same period in 2005, including a $48 million increase related to Standard Lines segment and a $26 million increase related to Specialty Lines segment. Net earned premiums for Life and Group Non-Core segment decreased by $9 million, as discussed in the segment discussions of this MD&A.
Income from discontinued operations was $6 million for the three months ended September 30, 2006. Results in 2006 were primarily driven by favorable net investment income and the release of tax reserves of $7 million.
Nine Month Comparison
Net income increased $298 million for the nine months ended September 30, 2006 as compared with the same period in 2005. This increase was primarily due to improved net operating income, partially offset by decreased net realized investment results and unfavorable results from discontinued operations. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income from continuing operations for the nine months ended September 30, 2006 increased $397 million as compared with the same period in 2005. Net operating income for the 2005 period was adversely impacted by the catastrophe impacts discussed above in the three month comparison. Favorably impacting net operating income for the 2006 period was increased net investment income and significantly decreased unfavorable net prior year development, partially offset by less favorable current accident year results.
Net operating income for Corporate and Other Non-Core segment decreased $100 million for the nine months ended September 30, 2006 as compared to the same period in 2005. The 2006 and 2005 results included $5 million and $115 million benefit related to a federal income tax settlement. Further information on taxes is included in Note F of the Condensed Consolidated Financial Statements included under Item 1.
Unfavorable net prior year development of $1 million was recorded for the nine months ended September 30, 2006, including $96 million of unfavorable claim and allocated claim adjustment expense reserve development and $95 million of favorable premium development. Unfavorable net prior year development of $216 million, including $344 million of unfavorable claim and allocated claim adjustment expense reserve development and $128 million of favorable premium development, was recorded for the nine months ended September 30, 2005. Further information on Net Prior Year Development for the nine months ended September 30, 2006 and 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.
Net earned premiums increased $20 million for the nine months ended September 30, 2006 as compared with the same period in 2005, including a $84 million increase related to the Specialty Lines segment. Net earned premiums

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
for Life and Group Non-Core segment decreased $57 million and net earned premiums for Standard Lines segment decreased by $23 million, as discussed in the segment discussions of this MD&A.
Loss from discontinued operations was $2 million for the nine months ended September 30, 2006. Results in 2006 were impacted by realized investment losses, unallocated loss adjustment expense reserves and bad debt provision for reinsurance receivables. These results were partially offset by favorable net investment income and the release of tax reserves.
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
Reserves - Estimates and Uncertainties
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
•	increases in the number and size of claims relating to injuries from medical products;

•
the effects of accounting and financial reporting scandals and other major corporate governance failures, which have resulted in an increase in the number and size of claims, including director and officer and errors and omissions insurance claims;

•	class action litigation relating to claims handling and other practices;

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
•	construction defect claims, including claims for a broad range of additional insured endorsements on policies;

•	clergy abuse claims, including passage of legislation to reopen or extend various statutes of limitations; and

•	mass tort claims, including bodily injury claims related to silica, welding rods, benzene, lead and various other chemical exposure claims.
The impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of our claim and claim adjustment expense reserves and could lead to future reserve additions. See the Segment Results sections of this MD&A and Note H of the Condensed Consolidated Financial Statements included under Item 1 for a discussion of changes in reserve estimates and the impact on our results of operations.
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
Most of our business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical malpractice, other professional liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine and warranty. Each of our property/casualty segments, Standard Lines, Specialty Lines and Corporate and Other Non-Core, contain both long-tail and short-tail exposures.
The methods used to project ultimate loss for both long-tail and short-tail exposures include, but are not limited to, the following:
•	Paid Development,

•	Incurred Development,

•	Loss Ratio,

•	Bornhuetter-Ferguson Using Premiums and Paid Loss,

•	Bornhuetter-Ferguson Using Premiums and Incurred Loss, and

•	Average Loss.
The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid loss. Selection of the paid loss pattern requires analysis of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself requires evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
rate, changes in any of these factors can impact the results. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.
For many products, paid loss data for recent periods may be too immature or erratic for accurate predictions. This situation often exists for long-tail exposures. In addition, changes in the factors described above may result in inconsistent payment patterns. Finally, estimating the paid loss pattern subsequent to the most mature point available in the data analyzed often involves considerable uncertainty for long-tail products such as workers’ compensation.
The incurred development method is similar to the paid development method, but it uses case incurred losses instead of paid losses. Since the method uses more data (case reserves in addition to paid losses) than the paid development method, the incurred development patterns may be less variable than paid patterns. However, selection of the incurred loss pattern requires analysis of all of the factors above. In addition, the inclusion of case reserves can lead to distortions if changes in case reserving practices have taken place, and the use of case incurred losses may not eliminate the issues associated with estimating the incurred loss pattern subsequent to the most mature point available.
The loss ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year. This method may be useful if loss development patterns are inconsistent, losses emerge very slowly, or there is relatively little loss history from which to estimate future losses. The selection of the expected loss ratio requires analysis of loss ratios from earlier accident years or pricing studies and analysis of inflationary trends, frequency trends, rate changes, underwriting changes and other applicable factors.
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
The average loss method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for products where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims requires analysis of several factors including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.
For other more complex products where the above methods may not produce reliable indications, we use additional methods tailored to the characteristics of the specific situation. Such products include construction defect losses and APMT.
For construction defect losses, our actuaries organize losses by report year. Report year groups claims by the year in which they were reported. To estimate losses from claims that have not been reported, various extrapolation techniques are applied to the pattern of claims that have been reported to estimate the number of claims yet to be reported. This process requires analysis of several factors including the rate at which policyholders report claims to

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
us, the impact of judicial decisions, the impact of underwriting changes and other factors. An average claim size is determined from past experience and applied to the number of unreported claims to estimate reserves for these claims.
For many exposures, especially those that can be considered long-tail, a particular accident year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, our actuaries typically assign more weight to the incurred development method than to the paid development method.
As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of our products, even the incurred losses for accident years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, we will not assign any weight to the paid and incurred development methods. We will use loss ratio, Bornhuetter-Ferguson and average loss methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner primarily because our history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, we may also use loss ratio, Bornhuetter-Ferguson and average loss methods for short-tail exposures.
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
Our recorded reserves are management’s best estimate. In order to provide an indication of the variability associated with our net reserves, the following discussion provides a sensitivity analysis that shows the approximate estimated impact of variations in the most significant factor affecting our reserve estimates for particular types of business. These significant factors are the ones that could most likely materially impact the reserves. This discussion covers the major types of business for which we believe a material deviation to our reserves is reasonably possible. There can be no assurance that actual experience will be consistent with the current assumptions or with the variation indicated by the discussion. In addition, there can be no assurance that other factors and assumptions will not have a material impact on our reserves.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Within Standard Lines, the two types of business for which we believe a material deviation to our net reserves is reasonably possible are workers’ compensation and general liability.
For Standard Lines workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers’ compensation reserve estimates. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by one point for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $450 million. If estimated workers’ compensation claim cost inflation decreases by one point for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $400 million. Our net reserves for Standard Lines workers’ compensation were approximately $3.9 billion at December 31, 2005.
For Standard Lines general liability, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors all impact the pattern selected in this method. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for general liability increases by 15%, we estimate that our net reserves would increase by approximately $380 million. If the estimated incurred development factor for general liability decreases by 14%, we estimate that our net reserves would decrease by approximately $340 million. Our net reserves for Standard Lines general liability were approximately $4.1 billion at December 31, 2005.
Within Specialty Lines, we believe a material deviation to our net reserves is reasonably possible for the Professional Liability Insurance (CNA Pro) group. CNA Pro provides professional liability coverages to various professional firms as well as directors and officers (D&O), errors and omissions, employment practices, fiduciary and fidelity coverages. CNA Pro also offers insurance products to serve the healthcare delivery system. The most significant factor affecting CNA Pro reserve estimates is claim severity. Claim severity for CNA Pro is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislation and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity for CNA Pro increases by 7%, we estimate that CNA Pro net reserves would increase by approximately $250 million. If the estimated claim severity for CNA Pro decreases by 4%, we estimate that CNA Pro net reserves would decrease by approximately $140 million. Our net reserves for CNA Pro were approximately $3.4 billion at December 31, 2005.
Within Corporate and Other Non-Core, the two types of business for which we believe a material deviation to our net reserves is reasonably possible are CNA Re and APMT.
For CNA Re, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, the rate at which ceding companies report claims, judicial decisions, legislation and other factors all impact the incurred development pattern for CNA Re. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for CNA Re increases by 20%, we estimate that our net reserves for CNA Re would increase by approximately $170 million. If the estimated incurred development factor for CNA Re decreases by 19%, we estimate that our net reserves would decrease by approximately $150 million. Our net reserves for CNA Re were approximately $1.3 billion at December 31, 2005.
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
Reinsurance
Due to significant catastrophes during 2005, the cost of our catastrophe reinsurance program has increased in 2006. Our catastrophe reinsurance protection cost us premiums of approximately $64 million in 2005, including reinstatement premiums and will cost us approximately $79 million in 2006 before the impact of any reinstatement premiums.
The terms of our 2006 programs are different than those of our 2005 programs. The Corporate Property Catastrophe treaty provides coverage for the accumulation of losses between $200 million and $700 million arising out of a single catastrophe occurrence in the United States, its territories and possessions, and Canada. Our co-participation is 30% of the first $125 million layer, 15% of the next $175 million layer and 10% of the remaining layer. Our Marine treaty provides $65 million of protection above a $20 million retention on the accumulation of losses arising out of a single catastrophe occurrence.
In addition to these reinsurance treaties, our exposure to aggregation of certain catastrophe events is further mitigated by an Aggregate Property Catastrophe treaty. The Aggregate Property Catastrophe treaty covers 92% of $150 million of losses above a retention of $125 million from named earthquake or wind storm catastrophes in the United States, its territories and possessions, and Canada, which exceed $35 million. For any single event, the maximum that can be applied to our retention or recovered under the treaty is $75 million.
Our overall ceded reinsurance program includes certain finite property and casualty contracts that were entered into and are accounted for on a funds withheld basis. Under the funds withheld basis, we recorded the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. We are required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by us in excess of our retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer.
Effective July 25, 2006, we commuted our CCC Cover resulting in a reduction of Reinsurance Receivables of approximately $761 million and a corresponding reduction of $761 million in the funds withheld liability, which was included in Reinsurance Balances Payable on the Condensed Consolidated Balance Sheet. This commutation had no impact on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006. See Note I of the Condensed Consolidated Financial Statements included under Item 1.
As of September 30, 2006 and December 31, 2005, there were 12 and 13 ceded reinsurance treaties inforce that we consider to be finite reinsurance. These treaties provide reinsurance protection for individual accident years 1999 through 2002 on specified portions of our domestic property and casualty business. Further information on the impacts of these reinsurance programs is included in Note I of the Condensed Consolidated Financial Statements included under Item 1.
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
Restructuring
In 2001, we finalized and approved a plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations. During the second quarter of 2006, we reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability is no longer required as we have completed our lease obligations. As a result, the excess remaining accrual was released in the second quarter of 2006, resulting in income of $8 million after-tax for the nine months ended September 30, 2006.
SEGMENT RESULTS
The following discusses the results of our continuing operations for our operating segments. We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) cumulative effects of changes in accounting principles. See further discussion regarding how we manage our business in Note O of the Condensed Consolidated Financial Statements included under Item 1. In evaluating the results of the Standard Lines and Specialty Lines, we utilize the combined ratio, the loss ratio, the expense ratio and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
STANDARD LINES
The following table summarizes the results of operations for Standard Lines.

Results of Operations
	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions)

Net written premiums	$1,121	$1,047	$3,394	$3,352
Net earned premiums	1,128	1,080	3,310	3,333
Net investment income	239	186	705	540
Net operating income (loss)	163	(144)	463	57
Net realized investment gains (losses)	11	33	(4)	42
Net income (loss)	174	(111)	459	99

Ratios
Loss and loss adjustment expense	68.7%	106.3%	69.4%	82.5%
Expense	30.1	33.0	30.7	32.2
Dividend	0.4	0.3	0.4	0.5

Combined	99.2%	139.6%	100.5%	115.2%

Three Month Comparison
Net written premiums for Standard Lines increased $74 million for the three months ended September 30, 2006 as compared with the same period in 2005. This increase was driven by improved new business, rate and retention in the Property lines of business. In addition, there was $21 million of reinsurance reinstatement premiums recorded in 2005 due to the hurricanes, which reduced written premiums in the 2005 period, and favorable premium development as discussed below. These favorable impacts were partially offset by increased reinsurance costs in 2006. Net earned premiums increased $48 million for the three months ended September 30, 2006 as compared with the same period in 2005, consistent with the increased premiums written.
Standard Lines averaged rate increases of 1% for the three months ended September 30, 2006, as compared to average rate decreases of 2% for the three months ended September 30, 2005 for the contracts that renewed during those periods. Retention rates of 81% and 78% were achieved for those contracts that were up for renewal in each period.
Net results increased $285 million for the three months ended September 30, 2006 as compared with the same period in 2005. This improvement was attributable to increased net operating results, partially offset by lower net realized investment gains. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating results increased $307 million for the three months ended September 30, 2006 as compared with the same period in 2005. This increase was primarily driven by the significant decrease of catastrophe impacts in 2006, an increase in net investment income and favorable impacts of net prior year development as discussed below. The 2006 net operating results included catastrophe impacts of $12 million after-tax. The 2005 catastrophe impacts of $280 million after-tax included estimated net losses related to Hurricanes Katrina, Rita, Dennis and Ophelia, net of reinsurance recoveries, and include the effect of reinstatement premiums and estimated insurance assessments. These increases to operating income were partially offset by less favorable current accident year results.
The combined ratio improved 40.4 points for the three months ended September 30, 2006 as compared with the same period in 2005. The loss ratio improved 37.6 points. The 2005 loss ratio included 40 points related to the impact of catastrophes.
The expense ratio improved 2.9 points for the three months ended September 30, 2006 as compared with the same period in 2005. This improvement was primarily due to a decrease in the bad debt provision for insurance receivables.
Favorable net prior year development of $13 million was recorded for the three months ended September 30, 2006, including $6 million of unfavorable claim and allocated claim adjustment expense reserve development and

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
$19 million of favorable premium development. Unfavorable net prior year development of $25 million, including $18 million of unfavorable claim and allocated claim adjustment expense reserve development and $7 million of unfavorable premium development, was recorded for the three months ended September 30, 2005. Further information on Standard Lines Net Prior Year Development for the three months ended September 30, 2006 and 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.
Nine Month Comparison
Net written premiums for Standard Lines increased $42 million for the nine months ended September 30, 2006 as compared with the same period in 2005. This increase was driven by favorable rate and retention primarily in the Property lines of business. In addition, there was $21 million of reinsurance reinstatement premiums recorded in 2005 due to the hurricanes. This favorability is partially offset by increased ceded premiums in 2006 as compared to 2005, primarily related to favorable ceded premium development recorded in 2005 resulting from an unfavorable arbitration ruling on two reinsurance treaties and increased reinsurance costs in 2006. Net earned premiums decreased $23 million for the nine months ended September 30, 2006 as compared with the same period in 2005.
Standard Lines averaged flat rates for the nine months ended September 30, 2006, as compared to average rate decreases of 2% for the nine months ended September 30, 2005 for the contracts that renewed during those periods. Retention rates of 81% and 76% were achieved for those contracts that were up for renewal in each period.
Net income increased $360 million for the nine months ended September 30, 2006 as compared with the same period in 2005. This increase was attributable to increased net operating income, partially offset by lower net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $406 million for the nine months ended September 30, 2006 as compared with the same period in 2005. This increase was primarily driven by a significant decrease of catastrophe impacts in 2006, an increase in net investment income and favorable impacts of net prior year development as discussed below. These increases to operating income were partially offset by less favorable current accident year results.
The combined ratio improved 14.7 points for the nine months ended September 30, 2006, as compared with the same period in 2005. The loss ratio improved 13.1 points. The 2005 loss ratio included 13.1 points related to the impact of catastrophes. In addition, the loss ratio was impacted by favorable net prior year development in 2006, as discussed in further detail below. These favorable impacts were partially offset by higher current accident year losses across most lines of business.
The expense ratio improved 1.5 points for the nine months ended September 30, 2006 as compared with the same period in 2005. This improvement was primarily due to a decrease in the bad debt provision for insurance receivables. In addition, the 2005 ratio included increased commissions as a result of an unfavorable arbitration ruling related to two reinsurance treaties. Changes in estimates for premium taxes partially offset these favorable impacts.
Favorable net prior year development of $22 million was recorded for the nine months ended September 30, 2006, including $70 million of unfavorable claim and allocated claim adjustment expense reserve development and $92 million of favorable premium development. Unfavorable net prior year development of $97 million, including $202 million of unfavorable claim and allocated claim adjustment expense reserve development and $105 million of favorable premium development, was recorded for the nine months ended September 30, 2005. Further information on Standard Lines Net Prior Year Development for the nine months ended September 30, 2006 and 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
The following table summarizes the gross and net carried reserves as of September 30, 2006 and December 31, 2005 for Standard Lines.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
	September 30, 2006	December 31, 2005
(In millions)

Gross Case Reserves	$6,843	$7,033
Gross IBNR Reserves	7,979	8,051

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,822	$15,084

Net Case Reserves	$5,117	$5,165
Net IBNR Reserves	6,484	6,081

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,601	$11,246

SPECIALTY LINES
The following table summarizes the results of operations for Specialty Lines.

Results of Operations
	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions)

Net written premiums	$675	$649	$1,948	$1,838
Net earned premiums	654	628	1,915	1,831
Net investment income	101	74	287	197
Net operating income	119	108	343	268
Net realized investment gains (losses)	5	11	(2)	19
Net income	124	119	341	287

Ratios
Loss and loss adjustment expense	60.7%	58.4%	60.4%	63.3%
Expense	25.8	27.3	26.4	26.3
Dividend	0.1	0.2	0.1	0.2

Combined	86.6%	85.9%	86.9%	89.8%

Three Month Comparison
Net written premiums for Specialty Lines increased $26 million for the three months ended September 30, 2006 as compared to the same period in 2005. This increase was primarily due to improved retention across certain professional liability insurance lines of business. Net earned premiums increased $26 million for the three months ended September 30, 2006 as compared with the same period in 2005, consistent with the increased premium written.
Specialty Lines averaged rate decreases of 1% for the three months ended September 30, 2006, as compared to average rate increases of 2% for the three months ended September 30, 2005 for the contracts that renewed during those periods. Retention rates of 86% and 84% were achieved for those contracts that were up for renewal in each period.
Net income increased $5 million for the three months ended September 30, 2006 as compared with the same period in 2005. This increase was attributable to increased net operating income, partially offset by reduced realized investment gains. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Net operating income increased $11 million for the three months ended September 30, 2006 as compared with the same period in 2005. This increase was primarily driven by an increase in net investment income and reduced catastrophe impacts in 2006. Catastrophe impacts were less than $1 million after-tax for the three months ended September 30, 2006, as compared to $14 million after-tax for the three months ended September 30, 2005. These favorable impacts were partially offset by less favorable current accident year results.
The combined ratio increased 0.7 points for the three months ended September 30, 2006 as compared with the same period in 2005. The loss ratio increased 2.3 points, primarily due to higher current accident year losses in certain professional liability insurance lines of business, partially offset by decreased catastrophe losses for the three months ended September 30, 2006 as compared with the same period in 2005.
The expense ratio decreased 1.5 points for the three months ended September 30, 2006 as compared with the same period in 2005. The 2005 ratio included a change in estimate related to profit commissions in the warranty line of business, which is entirely offset in the loss ratio.
Unfavorable net prior year development of $2 million, including $4 million of favorable claim and allocated claim adjustment expense reserve development and $6 million of unfavorable premium development, was recorded for the three months ended September 30, 2006. Favorable net prior year development of $1 million, including $7 million of favorable claim and allocated claim adjustment expense reserve development and $6 million of unfavorable premium development, was recorded for the three months ended September 30, 2005. Further information on Specialty Lines Net Prior Year Development for the three months ended September 30, 2006 and 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.
Nine Month Comparison
Net written premiums for Specialty Lines increased $110 million for the nine months ended September 30, 2006 as compared to the same period in 2005. This increase was primarily due to improved retention across certain lines of business. Net earned premiums increased $84 million for the nine months ended September 30, 2006 as compared with the same period in 2005, consistent with the increased premium written.
Specialty Lines averaged flat rates for the nine months ended September 30, 2006, as compared to average rate increases of 1% for the nine months ended September 30, 2005 for the contracts that renewed during those periods. Retention rates of 87% and 86% were achieved for those contracts that were up for renewal in each period.
Net income increased $54 million for the nine months ended September 30, 2006 as compared with the same period in 2005. This increase was attributable to increased net operating income, partially offset by reduced realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $75 million for the nine months ended September 30, 2006 as compared with the same period in 2005. This improvement was primarily driven by an increase in net investment income, favorable impacts of net prior year development as discussed below and reduced catastrophe impacts in 2006. Also, the 2005 results included a $17 million loss, after the impact of taxes and minority interests, in the surety line of business related to a large national contractor. Further information related to the large national contractor is included in Note R of the Condensed Consolidated Financial Statements included under Item 1. Partially offsetting these favorable impacts were less favorable current accident year results.
The combined ratio improved 2.9 points for the nine months ended September 30, 2006 as compared with the same period in 2005. The loss ratio improved by 2.9 points due to favorable net prior year development and decreased catastrophe losses in 2006.
Favorable claim and allocated claim adjustment expense reserve development of $1 million was recorded for the nine months ended September 30, 2006. There was no premium development recorded for the nine months ended September 30, 2006. Unfavorable net prior year development of $41 million, including $31 million of unfavorable claim and allocated claim adjustment expense reserve development and $10 million of unfavorable premium development, was recorded for the nine months ended September 30, 2005. Further information on Specialty Lines Net Prior Year Development for the nine months ended September 30, 2006 and 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
The following table summarizes the gross and net carried reserves as of September 30, 2006 and December 31, 2005 for Specialty Lines.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
	September 30, 2006	December 31, 2005
(In millions)

Gross Case Reserves	$1,724	$1,907
Gross IBNR Reserves	3,783	3,298

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,507	$5,205

Net Case Reserves	$1,352	$1,442
Net IBNR Reserves	2,813	2,352

Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,165	$3,794

LIFE AND GROUP NON-CORE
The following table summarizes the results of operations for Life and Group Non-Core.

Results of Operations
	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions)

Net earned premiums	$160	$169	$482	$539
Net investment income	179	179	504	431
Net operating loss	(15)	(35)	(13)	(29)
Net realized investment losses	(7)	(1)	(37)	(5)
Net loss	(22)	(36)	(50)	(34)
Three Month Comparison
Net earned premiums for Life and Group Non-Core decreased $9 million for the three months ended September 30, 2006 as compared with the same period in 2005. The net earned premiums relate primarily to the group and individual long term care businesses.
Net results increased $14 million for the three months ended September 30, 2006 as compared with the same period in 2005. The 2005 net results included a $17 million provision for estimated indemnification liabilities related to the sold individual life business. This improvement was offset by increased net realized investment losses. See the Investment section of this MD&A for further discussion of net investment income and net realized investment results.
Nine Month Comparison
Net earned premiums for Life and Group Non-Core decreased $57 million for the nine months ended September 30, 2006 as compared with the same period in 2005. The net earned premiums relate primarily to the group and individual long term care businesses.
Net results decreased by $16 million for the nine months ended September 30, 2006 as compared with the same period in 2005. The decrease in net results is primarily due to higher net realized investment losses. In addition, the 2005 net results included a change in estimate, which reduced a prior accrual of state premium taxes and income related to agreements with buyers of sold businesses which ended as of December 31, 2005. Partially offsetting these unfavorable impacts was increased net investment income. The net investment income was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio. Also, included in the 2006 results is $13 million of income related to the resolution of contingencies, and the absence of a 2005 $17 million provision for estimated indemnification liabilities related to the sold individual life business. See the

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Investment section of this MD&A for further discussion of net investment income and net realized investment results.
CORPORATE AND OTHER NON-CORE
The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including Asbestos, Environmental Pollution and Mass Tort (APMT) and intrasegment eliminations.

Results of Operations
	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions)

Net investment income	$81	$61	$226	$177
Revenues	83	59	191	249
Net operating income	16	32	29	129
Net realized investment gains (losses)	13	(1)	2	(12)
Net income	29	31	31	117
Three Month Comparison
Revenues increased $24 million for the three months ended September 30, 2006 as compared with the same period in 2005. The increase in revenues was primarily due to increased net investment income, improved realized investment results and interest income related to a federal income tax settlement. See the Investments section of this MD&A for further discussion of net investment income and realized investment results. See Note F of the Condensed Consolidated Financial Statements included under Item 1 for further discussion on the federal income tax settlement.
Net income decreased $2 million for the three months ended September 30, 2006 as compared with the same period in 2005. The decrease in net income was primarily due to the discontinuation of royalty income related to a sold business, an increase in current accident year losses related to mass torts and increased interest costs related to the issuance of $750 million of senior notes in August 2006. These decreases were substantially offset by the increased revenue as discussed above and a $3 million benefit related to a federal income tax settlement.
There was $3 million of unfavorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, resulting in no net prior year development for the three months ended September 30, 2006. Unfavorable net prior year premium development of $1 million was recorded for the three months ended September 30, 2005. There was no net prior year claim and allocated claim adjustment expense reserve development for the three months ended September 30, 2005. Further information on Corporate and Other Non-Core’s Net Prior Year Development for 2006 and 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.
Nine Month Comparison
Revenues decreased $58 million for the nine months ended September 30, 2006 as compared with the same period in 2005. Revenues in 2006 and 2005 included interest income related to federal income tax settlements of $4 million and $121 million as further discussed in Note F of the Condensed Consolidated Financial Statements included under Item 1. This decrease was partially offset by increased net investment income and improved realized investment results.
Net income decreased $86 million for the nine months ended September 30, 2006 as compared with the same period in 2005. The decrease in net income was due to the reduced federal income tax settlement and the items discussed in the three month comparison above. Partially offsetting these decreases was a commutation loss in 2005 of $36 million after-tax, which is a component of the 2005 unfavorable net prior year development referenced below.
Unfavorable net prior year development of $16 million was recorded for the nine months ended September 30, 2006, including $15 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development. Unfavorable net prior year development of $89 million was recorded for the nine months ended September 30, 2005, including $74 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $15 million of unfavorable

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
premium development. Further information on Corporate and Other Non-Core’s Net Prior Year Development for 2006 and 2005 is included in Note H of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of September 30, 2006 and December 31, 2005 for Corporate and Other Non-Core.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
	September 30, 2006	December 31, 2005
(In millions)

Gross Case Reserves	$2,766	$3,297
Gross IBNR Reserves	3,777	4,075

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,543	$7,372

Net Case Reserves	$1,390	$1,554
Net IBNR Reserves	2,023	1,902

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,413	$3,456

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
In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against us; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of federal legislation to address asbestos claims; an increase in asbestos, environmental pollution and mass tort claims which cannot now be anticipated; an increase in costs to defend asbestos, pollution and mass tort claims; expanding liability against our policyholders in environmental and mass tort matters; broadened scope of clean-up resulting in increased liability to our policyholders; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to our ability to recover reinsurance for asbestos, pollution and mass tort claims.
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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
We have annually performed ground up reviews of all open APMT claims to evaluate the adequacy of our APMT reserves. In performing our comprehensive ground up analysis, we consider input from our professionals with direct responsibility for the claims, inside and outside counsel with responsibility for our representation and our actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies we issued, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.
The following table provides data related to our APMT claim and claim adjustment expense reserves.
APMT Reserves

	September 30, 2006		December 31, 2005
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$2,735	$585	$2,992	$680
Ceded reserves	(1,255)	(220)	(1,438)	(257)

Net reserves	$1,480	$365	$1,554	$423

Asbestos
In the past several years, we experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. In subsequent years, the rate of new filings has decreased. Various challenges to mass screening claimants have been mounted. Historically, the majority of asbestos bodily injury claims have been filed by persons exhibiting few, if any, disease symptoms. Studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66% and up to 90%. Some courts and some state statutes mandate that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment. Some plaintiffs classified as “unimpaired” continue to challenge those orders and statutes. Therefore, the ultimate impact of the orders and statutes on future asbestos claims remains uncertain.
Several factors are, in our view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities that are now bankrupt continue to seek other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. Various challenges to these practices are currently in litigation and the ultimate impact or success of these tactics remains uncertain. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards for injury, exposure and causation. This also presents the potential for exhausting policy limits in an accelerated fashion.
As a result of bankruptcies and insolvencies, we had in the past observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. The rate of new bodily injury claims moderated in 2004 and 2005, although the number of policyholders claiming coverage for asbestos related claims has remained relatively flat in the past several years.
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
We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100 thousand of cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 81% of our total active asbestos accounts are classified as small accounts at September 30, 2006.
We also evaluate our asbestos liabilities arising from our assumed reinsurance business and our participation in various pools, including Excess & Casualty Reinsurance Association (ECRA).
IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.
The tables below depict our overall pending asbestos accounts and associated reserves at September 30, 2006 and December 31, 2005.
Pending Asbestos Accounts and Associated Reserves

September 30, 2006
		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2006	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	15	$33	$151	10%
Wellington	3	1	14	1
Coverage in place	37	(12)	90	6
Fibreboard	1	-	54	4

Total with settlement agreements	56	22	309	21

Other policyholders with active accounts
Large asbestos accounts	209	36	246	16
Small asbestos accounts	1,096	14	84	6

Total other policyholders	1,305	50	330	22

Assumed reinsurance and pools	-	4	143	10
Unassigned IBNR	-	-	698	47

Total	1,361	$76	$1,480	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Pending Asbestos Accounts and Associated Reserves

December 31, 2005
		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2005	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	13	$30	$167	11%
Wellington	4	2	15	1
Coverage in place	34	13	58	4
Fibreboard	1	-	54	3

Total with settlement agreements	52	45	294	19

Other policyholders with active accounts
Large asbestos accounts	199	68	273	17
Small asbestos accounts	1,073	23	135	9

Total other policyholders	1,272	91	408	26

Assumed reinsurance and pools	-	6	143	9
Unassigned IBNR	-	-	709	46

Total	1,324	$142	$1,554	100%

Some asbestos-related defendants have asserted that their insurance policies are not subject to aggregate limits on coverage. We have such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. Our policies also contain other limits applicable to these claims and we have additional coverage defenses to certain claims. We have attempted to manage our asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to us. Where we cannot settle a claim on acceptable terms, we aggressively litigate the claim. A court ruling by the United States Court of Appeals for the Fourth Circuit has supported certain of our positions with respect to coverage for “non-products” claims. However, adverse developments with respect to such matters could have a material adverse effect on our results of operations and/or equity.
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
The tables below depict our overall pending environmental pollution accounts and associated reserves at September 30, 2006 and December 31, 2005.
Pending Environmental Pollution Accounts and Associated Reserves

September 30, 2006
			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2006	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	12	$14	$10	3%
Coverage in place	18	4	22	7

Total with Settlement Agreements	30	18	32	10

Other Policyholders with Active Accounts
Large pollution accounts	110	16	52	18
Small pollution accounts	358	8	37	13

Total Other Policyholders	468	24	89	31

Assumed Reinsurance & Pools	-	1	32	11
Unassigned IBNR	-	-	140	48

Total	498	$43	$293	100%

Pending Environmental Pollution Accounts and Associated Reserves

December 31, 2005
			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2005	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	6	$10	$17	5%
Coverage in place	16	10	23	7

Total with Settlement Agreements	22	20	40	12

Other Policyholders with Active Accounts
Large pollution accounts	120	18	63	19
Small pollution accounts	362	15	50	15

Total Other Policyholders	482	33	113	34

Assumed Reinsurance & Pools	-	3	33	10
Unassigned IBNR	-	-	150	44

Total	504	$56	$336	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.

Net Investment Income
	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions)

Fixed maturity securities	$477	$393	$1,372	$1,167
Short term investments	61	42	184	103
Limited partnerships	46	72	173	189
Equity securities	4	6	18	18
Income from trading portfolio (a)	30	41	63	25
Interest on funds withheld and other deposits	(10)	(50)	(65)	(139)
Other	2	5	10	16

Gross investment income	610	509	1,755	1,379
Investment expense	(10)	(9)	(33)	(34)

Net investment income	$600	$500	$1,722	$1,345

(a) The change in net unrealized gains (losses) on trading securities, included in net investment income, was $3 million and $(1) million for the three and nine months ended September 30, 2006 and $3 million and $(4) million for the three and nine months ended September 30, 2005.
Net investment income increased by $100 million for the three months ended September 30, 2006 compared with the same period of 2005. The improvement was primarily driven by interest rate increases across fixed maturity securities and short term investments, an increase in asset base and a reduction of interest expense on funds withheld and other deposits. Commutations of significant finite reinsurance contracts completed in 2005 contributed to the increase in asset base. In addition, commutations of significant finite reinsurance contracts completed in 2005 and 2006 contributed to the decrease in interest expense. These increases were partially offset by a decrease in investment income from limited partnerships and the trading portfolio. The decreased income from the trading portfolio was largely offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance Claims and Policyholders’ Benefits on the Condensed Consolidated Statements of Operations. See Note I of the Condensed Consolidated Financial Statements included under Item 1 regarding additional information about interest costs on funds withheld and other deposits.
Net investment income increased by $377 million for the nine months ended September 30, 2006 compared with the same period of 2005. The improvement was primarily driven by interest rate increases across fixed maturity securities and short term investments, an increase in asset base and a reduction of interest expense on funds withheld and other deposits. Commutations of significant finite reinsurance contracts completed in 2005 contributed to the increase in asset base. In addition, commutations of significant finite reinsurance contracts completed in 2005 and 2006 contributed to the decrease in interest expense. Also impacting net investment income was increased income from the trading portfolio of approximately $38 million. The increased income from the trading portfolio was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance Claims and Policyholders’ Benefits on the Condensed Consolidated Statements of Operations.
The bond segment of the investment portfolio yielded 5.6% and 4.8% for the nine months ended September 30, 2006 and 2005.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Net Realized Investment Gains (Losses)
The components of net realized investment results for available-for-sale securities are presented in the following table.

Net Realized Investment Gains (Losses)
	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$18	$2	$22	$(10)
Corporate and other taxable bonds	(18)	9	(114)	(36)
Tax-exempt bonds	40	4	51	38
Asset-backed bonds	(1)	7	(15)	18
Redeemable preferred stock	(2)	-	(3)	10

Total fixed maturity securities	37	22	(59)	20
Equity securities	(3)	6	3	45
Derivative securities	(12)	53	(7)	34
Short term investments	(2)	1	(6)	1
Other, including disposition of businesses, net of participating policyholders’ interest	1	(15)	(1)	(28)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	21	67	(70)	72
Allocated to participating policyholders’ and minority interest	-	-	2	2

Income tax (expense) benefit	1	(25)	27	(30)

Net realized investment gains (losses), net of participating policyholders’ and minority interests	$22	$42	$(41)	$44

Net realized investment gains were $22 million and $42 million for the three months ended September 30, 2006 and 2005. The decrease in net realized investment results was primarily driven by an increase in interest related other-than-temporary impairment (OTTI) losses on securities for which we did not assert an intent to hold until an anticipated recovery in value. For the three months ended September 30, 2006, OTTI losses of $30 million were recorded primarily in the corporate and other taxable bonds sector. This compares to OTTI losses for the three months ended September 30, 2005 of $11 million recorded across various sectors.
Net realized investment losses were $41 million for the nine months ended September 30, 2006 as compared to net realized investment gains of $44 million for the nine months ended September 30, 2005. The decrease in net realized investment results was primarily driven by decreased gains on sales as a result of increasing interest rates between the two periods, the effect of interest rates on derivative positions and increases in interest related OTTI losses on securities for which we did not assert an intent to hold until an anticipated recovery in value. For the nine months ended September 30, 2006, OTTI losses of $56 million were recorded primarily in the corporate and other taxable bonds sector. This compares to OTTI losses for the nine months ended September 30, 2005 of $46 million recorded across various sectors, including an OTTI loss of $22 million related to loans to a large national contractor. For additional information on loans to the large national contractor, see Note R of the Condensed Consolidated Financial Statements included under Item 1.
A primary objective in the management of the fixed maturity and equity portfolios is to optimize return relative to underlying liabilities and respective liquidity needs. Our views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that enter into an investment decision. We also continually monitor exposure to issuers of securities held and broader industry sector exposures and may from time to time adjust such exposures based on our views of a specific issuer or industry sector.
The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in Item 3 – Quantitative and Qualitative Disclosures about Market Risk included herein.
We invest in certain derivative financial instruments primarily to reduce our exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. We also use derivatives to mitigate market risk by purchasing S&P 500® index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. We provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $30 million as of September 30, 2006. For over-the-counter derivative transactions we utilize International Swaps and Derivatives Association (ISDA) Master Agreements that specify certain limits over which collateral is exchanged. As of September 30, 2006, we provided $14 million of cash as collateral for over-the-counter derivative instruments.
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
The following table provides further detail of gross realized gains and gross realized losses on available-for-sale fixed maturity securities and equity securities, which includes OTTI losses.

Realized Gains and Losses
	Three Months		Nine Months
Period ended September 30	2006	2005	2006	2005
(In millions)

Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$114	$65	$216	$330
Gross realized losses	(77)	(43)	(275)	(310)

Net realized gains (losses) on fixed maturity securities	37	22	(59)	20

Equity securities:
Gross realized gains	1	16	9	70
Gross realized losses	(4)	(10)	(6)	(25)

Net realized gains (losses) on equity securities	(3)	6	3	45

Net realized gains (losses) on fixed maturity and equity securities	$34	$28	$(56)	$65

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
Largest Realized Losses from Securities Sold at a Loss

Nine months ended September 30, 2006	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury, including Treasury Inflation-Protected Securities. Securities sold due to inflationary outlook and asset reallocation.	$3,050	$12	0-6

State of New York revenue bonds. Position was sold to reduce municipal holdings.	289	6	0-12

Company provides property and casualty, managed care, life and various other insurance products in the United States. Position was sold to reduce exposure in the insurance sector.	56	5	0-6

Corporation operates hybrid fiber-coaxial broadband cable communications and provides high speed internet access and digital video applications. Position was sold to reduce exposure.	92	5	0-6

Total	$3,487	$28

(a) Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Valuation and Impairment of Investments
The following table details the carrying value of our general account investment portfolios.
Carrying Value of Investments

	September 30,		December 31,
	2006	%	2005	%
(In millions)

General account investments:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government Agencies	$2,424	6%	$1,469	4%
Asset-backed securities	14,030	33	12,859	32
States, municipalities and political subdivisions – tax-exempt	4,437	11	9,209	23
Corporate securities	6,734	15	6,165	15
Other debt securities	3,475	8	3,044	8
Redeemable preferred stock	851	2	216	1
Options embedded in convertible debt securities	1	-	1	-

Total fixed maturity securities available-for-sale	31,952	75	32,963	83

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government Agencies	3	-	4	-
Asset-backed securities	51	-	87	-
Corporate securities	127	-	154	1
Other debt securities	17	-	26	-

Total fixed maturity securities trading	198	-	271	1

Equity securities available-for-sale:
Common stock	373	1	289	1
Preferred stock	147	-	343	1

Total equity securities available-for-sale	520	1	632	2

Total equity securities trading	56	-	49	-

Short term investments available-for-sale	8,297	20	3,870	9
Short term investments trading	163	-	368	1
Limited partnerships	1,723	4	1,509	4
Other investments	30	-	33	-

Total general account investments	$42,939	100%	$39,695	100%

Our general account investment portfolio consists primarily of asset-backed securities, short term investments, municipal bonds and corporate bonds.
A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. We analyze securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value for those securities in an unrealized loss position. Information on our OTTI process and OTTI losses recorded for the three and nine months ended September 30, 2006 and 2005 is set forth in Note D of the Condensed Consolidated Financial Statements included under Item 1.
Investments in the general account had a total net unrealized gain of $874 million at September 30, 2006 compared with a net unrealized gain of $787 million at December 31, 2005. The unrealized position at September 30, 2006 was comprised of a net unrealized gain of $693 million for fixed maturities, a net unrealized gain of $181 million for equity securities and less than $1 million of unrealized gains for short term securities. The unrealized position at December 31, 2005 was comprised of a net unrealized gain of $618 million for fixed maturities, a net unrealized gain of $170 million for equity securities and a net unrealized loss of $1 million for short term securities.

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
The following table provides the composition of fixed maturity securities with an unrealized loss at September 30, 2006 in relation to the total of all fixed maturity securities with an unrealized loss by maturity profile. Weighted average life is used in place of contractual maturity for asset backed securities.
Maturity Profile

	Percent of	Percent of
	Market	Unrealized
	Value	Loss
Due in one year or less	6%	2%
Due after one year through five years	45	45
Due after five years through ten years	33	30
Due after ten years	16	23

Total	100%	100%

Our non-investment grade fixed maturity securities available-for-sale as of September 30, 2006 that were in a gross unrealized loss position had a fair value of $724 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of September 30, 2006 and December 31, 2005.
Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
September 30, 2006	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$622	$5	$-	$-	$-	$5
7-12 months	30	1	-	-	-	1
13-24 months	70	3	-	-	-	3
Greater than 24 months	2	-	-	-	-	-

Total non-investment grade	$724	$9	$-	$-	$-	$9

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value				Gross
	Estimated					Unrealized
December 31, 2005	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$632	$20	$8	$1	$-	$29
7-12 months	118	4	6	-	-	10
13-24 months	122	3	-	-	-	3
Greater than 24 months	2	-	-	-	-	-

Total non-investment grade	$874	$27	$14	$1	$-	$42

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
As part of the ongoing OTTI monitoring process, we evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at September 30, 2006 or December 31, 2005. This determination was based on a number of factors that we regularly consider including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, our assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the book value of our investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, we continually assess our ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. We believe we have sufficient levels of liquidity so as to not impact the asset/liability management process.
Our equity securities classified as available-for-sale as of September 30, 2006 that were in an unrealized loss position had a fair value of $7 million and unrealized losses of less than $1 million. Under the same process as followed for fixed maturity securities, we monitor the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, we expect to recover the book value of our investment through an anticipated recovery in the fair value of the security.
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
The general account portfolio consists primarily of high quality bonds, 91% and 92% of which were rated as investment grade (rated BBB or higher) at September 30, 2006 and December 31, 2005. The following table summarizes the ratings of our general account bond portfolio at carrying value.
General Account Bond Ratings

	September 30,		December 31,
	2006	%	2005	%
(In millions)

U.S. Government and affiliated agency securities	$2,580	8%	$1,628	5%
Other AAA rated	15,749	51	18,233	55
AA and A rated	5,076	16	6,046	18
BBB rated	4,974	16	4,499	14
Below investment-grade	2,920	9	2,612	8

Total	$31,299	100%	$33,018	100%

At September 30, 2006 and December 31, 2005, approximately 94% and 95% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or us.
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
The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at September 30, 2006 was $152 million which represents 0.4% of our total investment portfolio. These securities were in a net unrealized gain position of $112 million at September 30, 2006. Of these securities, 74% are priced by unrelated third party sources.
Included in our general account fixed maturity securities at September 30, 2006 were $14,081 million of asset-backed securities, at fair value, consisting of approximately 62% in collateralized mortgage obligations (CMOs), 19% in corporate asset-backed obligations, 17% in corporate mortgage-backed pass-through certificates and 2% in

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are primarily priced by a third party pricing service.
The carrying value of the components of the general account short term investment portfolio is presented in the following table.
Short term Investments

	September 30,	December 31,
	2006	2005
(In millions)

Short term investments available-for-sale:
Commercial paper	$1,619	$1,906
U.S. Treasury securities	3,169	251
Money market funds	376	294
Other, including collateral held related to securities lending	3,133	1,419

Total short term investments available-for-sale	8,297	3,870

Short term investments trading:
Commercial paper	38	94
U.S. Treasury securities	2	64
Money market funds	123	200
Other	-	10

Total short term investments trading	163	368

Total short term investments	$8,460	$4,238

The fair value of collateral held related to securities lending, included in other short term investments, was $2,385 million and $767 million at September 30, 2006 and December 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For the nine months ended September 30, 2006, net cash provided by operating activities was $1,783 million as compared with $1,460 million for the same period in 2005. Cash provided by operating activities was favorably impacted by strong premium collections, reinsurance recoveries on catastrophe losses and net investment income, partially offset by increased loss payments, primarily related to 2005 catastrophe losses paid in 2006.
Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.
For the nine months ended September 30, 2006, net cash used by investing activities was $1,490 million as compared with $796 million for the same period in 2005. Cash flows used for investing activities related principally to purchases of fixed maturity securities and short term investments.
Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For the nine months ended September 30, 2006, net cash used by financing activities was $282 million as compared with $667 million for the same period in 2005. Cash flows used by financing activities in 2006 were primarily related to the repurchase of the Series H Cumulative Preferred Stock Issue (the Series H Issue) and return of investment contract balances, partially offset by proceeds from the issuance of new debt and common stock. The proceeds from the issuance of new debt and common stock in excess of the amount used to repurchase the Series H Issue will be used to repay at maturity our 6.75% notes due November 15, 2006.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our working capital needs.
We have an effective shelf registration statement under which we may issue an aggregate of $515 million of debt or equity securities. In August 2006, we issued common stock and new five and ten-year senior notes in public offerings. See the Loews section below for further discussion.
Commitments, Contingencies and Guarantees
We have various commitments, contingencies and guarantees which we become involved with during the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating our liquidity and capital resources.
A summary of our commitments as of September 30, 2006 is presented in the following table. In 2006, we expect to make principal and interest payments of approximately $292 million on our debt, including the repayment of our $250 million outstanding 6.75% senior notes at maturity in November 2006, as discussed further in the Loews section below.
Contractual Commitments

September 30, 2006	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)

Debt (a)	$2,554	$292	$533	$142	$1,587
Lease obligations	248	19	90	64	75
Claim and claim expense reserves (b)	31,980	2,122	11,800	6,225	11,833
Future policy benefits reserves (c)	10,163	66	353	343	9,401
Policyholder funds reserves (c)	1,032	197	506	181	148
Guaranteed payment contracts (d)	19	7	12	-	-

Total	$45,996	$2,703	$13,294	$6,955	$23,044

(a)	Includes estimated future interest payments, but does not include original issue discount.

(b)
Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of claims based on our assessment of facts and circumstances known as of September 30, 2006. See the Reserves – Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $12 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)
Future policy benefits and policyholder funds reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of September 30, 2006. Future policy benefit reserves of $907 million and policyholder fund reserves of $49 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(d)	Primarily relating to telecommunications and software services.
Further information on our commitments, contingencies and guarantees is provided in Notes D, G, H, J, L and R of the Condensed Consolidated Financial Statements included under Item 1.
Regulatory Matters
We have established a plan to reorganize and streamline our U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan has been completed. This phase served to consolidate our U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, we implemented a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of CIC and its then 14 affiliated insurance companies (CIC Group) to CCC. Additionally, the ownership of the CIC Group was transferred to CCC in order to align the insurance risks with the supporting capital. In subsequent phases of this plan, we will continue our efforts to reduce both the number of U.S. property and casualty insurance entities we maintain and the number of states in which these entities are domiciled. In order to facilitate the execution of this plan, we have agreed to participate in a working group consisting of several states of the National

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Association of Insurance Commissioners. Pursuant to our participation in this working group, we have agreed to certain time frames and informational provisions in relation to the reorganization plan.
Along with other companies in the industry, we have received subpoenas, interrogatories and inquiries from: (i) California, Connecticut, Delaware, Florida, Hawaii, Illinois, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes and tying arrangements; (ii) the Securities and Exchange Commission (SEC), the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning reinsurance products and finite insurance products purchased and sold by us; (iii) the Massachusetts Attorney General and the Connecticut Attorney General concerning investigations into anti-competitive practices; and (iv) the New York State Attorney General concerning declinations of attorney malpractice insurance. We continue to respond to these subpoenas, interrogatories and inquiries to the extent they are still open.
Subsequent to receipt of the SEC subpoena, we have been producing documents and providing additional information at the SEC’s request. In addition, the SEC and representatives of the United States Attorney’s Office for the Southern District of New York have conducted interviews with several of our current and former executives relating to the restatement of our financial results for 2004, including our relationship with and accounting for transactions with an affiliate that were the basis for the restatement. The SEC has also requested information relating to our 2006 restatements. It is possible that our analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities. As a result, further restatements of our financial results are possible.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation – Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2006, CCC is in a positive earned surplus position, enabling CCC to pay approximately $568 million of dividend payments for the remainder of 2006 that would not be subject to the Department’s prior approval.
Loews
In December 2002, we sold $750 million of a new issue of preferred stock, the Series H Issue, to Loews. The Series H Issue accrued cumulative dividends at an initial rate of 8% per year, compounded annually. In August 2006, we repurchased the Series H Issue from Loews for approximately $993 million, a price equal to the liquidation preference. The Series H Issue dividend amounts through the repurchase date for the three and nine months ended September 30, 2006 and 2005 have been subtracted from Income from Continuing Operations to determine income from continuing operations available to common stockholders in the calculation of earnings per share.
We financed the repurchase of the Series H Issue with the proceeds from our sales of: (i) 7.0 million shares of our common stock in a public offering for approximately $235.5 million; (ii) $400 million of new 6.0% five-year senior notes and $350 million of new 6.5% ten-year senior notes in a public offering; and (iii) 7.86 million shares of our common stock to Loews in a private placement for approximately $264.5 million. We will use the proceeds in excess of the amount used to repurchase the Series H Issue to fund the repayment of our $250 million outstanding 6.75% senior notes at maturity in November 2006.
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
The table below reflects the various group ratings issued by A.M. Best, Fitch, Moody’s and S&P as of October 19, 2006 for the Property and Casualty and Life companies. The table also includes the ratings for our senior debt and Continental senior debt.

Insurance Financial Strength
	Ratings (a)		Debt Ratings (a)
Property &
	Casualty	Life	CNAF	Continental
	CCC	CAC	Senior	Senior
	Group		Debt	Debt
A.M. Best	A	A-	bbb	Not rated
Fitch	A-	A-	BBB-	BBB-
Moody’s	A3	Baa1	Baa3	Baa3
S&P	A-	BBB+	BBB-	BBB-
(a) A.M. Best, Fitch, Moody’s and Standard & Poor’s outlooks are stable for CNA’s debt and insurance financial strength ratings.
On October 10, 2006, Fitch affirmed CNA’s current debt and financial strength ratings. The stable rating outlook was unchanged. On August 22, 2006, Standard & Poor’s revised its outlook on CNA Financial Corporation and its insurance subsidiaries to stable from negative.
If our property and casualty insurance financial strength ratings were downgraded below current levels, our business and results of operations could be materially adversely affected. The severity of the impact on our business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of our insurance products to certain markets and the required collateralization of certain future payment obligations or reserves.
In addition, we believe that a lowering of the debt ratings of Loews by certain of these agencies could result in an adverse impact on our ratings, independent of any change in our circumstances. None of the major rating agencies which rates Loews currently maintains a negative outlook or has Loews on negative Credit Watch.
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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures using unobservable inputs, SFAS 157 requires separate disclosure of the effect on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within the year of adoption. We are currently evaluating the impact that adopting SFAS 157 will have on our operations and financial condition.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires registrants to use a dual approach to include both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement in a company’s financial statements and the related financial statement disclosures. If either approach results in quantifying a misstatement that is material, then a registrant shall adjust the financial statements. SAB 108 provides transition guidance for correcting errors existing in prior years. SAB 108 does not change the requirements for the correction of an error discovered in prior year financial statements. Errors discovered in prior year financial statements shall continue to be restated in accordance with SFAS No. 154, Accounting Changes and Error Correction. SAB 108 is effective for financial statements issued for fiscal years ending after December 15, 2006. Adoption of SAB 108 is not expected to have an impact on our results of operations or financial condition.
In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adopting FIN 48 will have on our operations and financial condition.
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
In January 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140). SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 will improve financial reporting by eliminating the exemption from applying SFAS 133 to interests in certain securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS 155 will also improve financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS 133 prior to the adoption of this Statement. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. We are currently evaluating the impact that adopting SFAS 155 will have on our operations.
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
See Note B of the Condensed Consolidated Financial Statements included under Item 1 for additional information regarding accounting pronouncements.
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

•	the risks and uncertainties associated with our loss reserves as outlined in the Critical Accounting Estimates and the Reserves – Estimates and Uncertainties sections of this MD&A;

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held on September 30, 2006 and December 31, 2005 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at September 30, 2006 and December 31, 2005, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at September 30, 2006 and December 31, 2005, with all other variables held constant. Our equity holdings were assumed to be highly and positively correlated with the Index. At September 30, 2006, a 10% and 25% decrease in the Index would result in a $243 million and $608 million decrease compared to a $227 million and $567 million decrease at December 31, 2005, in the market value of our equity investments.
Of these amounts, under the 10% and 25% scenarios, $4 million and $10 million at September 30, 2006 and $4 million and $11 million at December 31, 2005 pertained to decreases in the fair value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the fair value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.
The following tables present the estimated effects on the fair value of our financial instruments at September 30, 2006 and December 31, 2005, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Market Risk Scenario 1
		Increase (Decrease)
	Market	Interest	Currency	Equity
September 30, 2006	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$31,952	$(1,862)	$(91)	$(85)
Fixed maturity securities trading	198	(2)	-	(2)
Equity securities available-for-sale	520	-	(7)	(52)
Equity securities trading	56	-	-	(6)
Short term investments available-for-sale	8,297	(18)	(46)	-
Short term investments trading	163	-	-	-
Limited partnerships	1,723	1	-	(34)
Other invested assets	28	-	-	-
Interest rate swaps	-	128	-	-
Equity indexed futures for trading securities	-	1	-	(60)
Other derivative securities	2	1	7	-

Total general account	42,939	(1,751)	(137)	(239)

Separate accounts:
Fixed maturity securities	462	(23)	-	-
Equity securities	40	-	-	(4)
Short term investments	17	-	-	-

Total separate accounts	519	(23)	-	(4)

Total securities	$43,458	$(1,774)	$(137)	$(243)

Debt (carrying value)	$2,405	$(123)	$-	$-

Market Risk Scenario 1
		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2005	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$32,963	$(1,897)	$(89)	$(22)
Fixed maturity securities trading	271	(2)	(1)	(2)
Equity securities available-for-sale	632	-	(6)	(63)
Equity securities trading	49	-	-	(5)
Short term investments available-for-sale	3,870	(4)	(37)	-
Short term investments trading	368	-	-	-
Limited partnerships	1,509	1	-	(29)
Other invested assets	30	-	-	-
Interest rate swaps	-	66	-	-
Equity index futures for trading	-	2	-	(102)
Other derivative securities	3	3	10	-

Total general account	39,695	(1,831)	(123)	(223)

Separate accounts:
Fixed maturity securities	466	(23)	-	-
Equity securities	44	-	-	(4)
Short term investments	36	-	-	-

Total separate accounts	546	(23)	-	(4)

Total securities	$40,241	$(1,854)	$(123)	$(227)

Debt (carrying value)	$1,690	$(92)	$-	$-

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued
The following tables present the estimated effects on the fair value of our financial instruments at September 30, 2006 and December 31, 2005, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.

Market Risk Scenario 2
		Increase (Decrease)
	Market	Interest	Currency	Equity
September 30, 2006	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$31,952	$(2,768)	$(181)	$(212)
Fixed maturity securities trading	198	(3)	-	(5)
Equity securities available-for-sale	520	-	(15)	(130)
Equity securities trading	56	-	-	(14)
Short term investments available-for-sale	8,297	(26)	(91)	-
Short term securities trading	163	-	-	-
Limited partnerships	1,723	1	-	(86)
Other invested assets	28	-	-	-
Interest rate swaps	-	189	-	-
Equity indexed futures for trading	-	2	-	(151)
Other derivative securities	2	1	14	-

Total general account	42,939	(2,604)	(273)	(598)

Separate accounts:
Fixed maturity securities	462	(34)	-	-
Equity securities	40	-	-	(10)
Short term investments	17	-	-	-

Total separate accounts	519	(34)	-	(10)

Total securities	$43,458	$(2,638)	$(273)	$(608)

Debt (carrying value)	$2,405	$(180)	$-	$-

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Market Risk Scenario 2
		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2005	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale	$32,963	$(2,827)	$(178)	$(54)
Fixed maturity securities trading	271	(4)	(1)	(4)
Equity securities available-for-sale	632	-	(11)	(158)
Equity securities trading	49	-	-	(12)
Short term investments available-for-sale	3,870	(6)	(74)	-
Short term investments trading	368	-	-	-
Limited partnerships	1,509	1	-	(72)
Other invested assets	30	-	-	-
Interest rate swaps	-	95	-	-
Equity index futures for trading	-	3	(1)	(255)
Other derivative securities	3	5	20	(1)

Total general account	39,695	(2,733)	(245)	(556)

Separate accounts:
Fixed maturity securities	466	(34)	-	-
Equity securities	44	-	-	(11)
Short term investments	36	-	-	-

Total separate accounts	546	(34)	-	(11)

Total securities	$40,241	$(2,767)	$(245)	$(567)

Debt (carrying value)	$1,690	$(135)	$-	$-

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
The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Since the Company identified the two material weaknesses in internal control over financial reporting, as further described in our Annual Report on Form 10-K, Item 9A, for the period ended December 31, 2005, the Company has engaged in a number of efforts to remediate these two material weaknesses. In the opinion of the Company’s management, the revised control processes have now been operating for a sufficient period of time so as to provide reasonable assurance as to their effectiveness and, as a result, the control deficiencies have now been fully remediated. Consequently, the CEO and CFO have concluded that the Company’s controls and procedures were effective as of September 30, 2006.
There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2006, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Notes G and H of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 1A. Risk Factors
Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2005 for further information.
Item 6. Exhibits
(a) Exhibits

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	*

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2	*
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

CNA Financial Corporation

Dated: November 2, 2006	By	/s/ D. Craig Mense

D. Craig Mense
Chief Financial Officer