Form 10-K
period 2006-12-31
CNA FINANCIAL CORP
filed 2007-02-23
CIK 21175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number 1-5823

CNA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-6169860 (I.R.S. Employer Identification No.)

333 S. Wabash Chicago, Illinois (Address of principal executive offices)	60604 (Zip Code)
(312) 822-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock with a par value of $2.50 per share	New York Stock Exchange Chicago Stock Exchange NYSE Arca
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (check one):
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 16, 2007, 271,406,984 shares of common stock were outstanding. The aggregate market value of the common stock of CNA Financial Corporation held by non-affiliates of the registrant as of June 30, 2006 was approximately $738 million based on the closing price of $32.96 per share of the common stock on the New York Stock Exchange on June 30, 2006.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2007 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNA and its subsidiaries. Our property and casualty insurance operations are conducted by Continental Casualty Company (CCC), incorporated in 1897, and its affiliates, and The Continental Insurance Company (CIC), organized in 1853, and its affiliates. CIC became a subsidiary of ours in 1995 as a result of the acquisition of The Continental Corporation (Continental). Loews Corporation (Loews) owned approximately 89% of our outstanding common stock as of December 31, 2006.
We serve a wide variety of customers, including small, medium and large businesses, associations, professionals, and groups and individuals with a broad range of insurance and risk management products and services.
Our insurance products primarily include property and casualty coverages. Our services include risk management, information services, warranty and claims administration. Our products and services are marketed through independent agents, brokers, managing general agents and direct sales.
Our core business, property and casualty insurance operations, is reported in two business segments: Standard Lines and Specialty Lines. Our non-core operations are managed in two segments: Life and Group Non-Core and Corporate and Other Non-Core. These segments are managed separately because of differences in their product lines and markets. Discussions of each segment including the products offered, the customers served, the distribution channels used and competition are set forth in the Management’s Discussion and Analysis (MD&A) included under Item 7 and in Note N of the Consolidated Financial Statements included under Item 8.
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
There are approximately 2,400 individual companies that sell property and casualty insurance in the United States. Our consolidated property and casualty subsidiaries ranked as the 13th largest property and casualty insurance organization and we are the seventh largest commercial insurance writer in the United States based upon 2005 statutory net written premiums.
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

Further, insurance companies are subject to state guaranty fund and other insurance-related assessments. Guaranty fund and other insurance-related assessments are levied by the state departments of insurance to cover claims of insolvent insurers.
Reform of the U.S. tort liability system is another issue facing the insurance industry. Over the last decade, many states have passed some type of reform. In recent years, for example, significant state general tort reforms have been enacted in Georgia, Ohio, Mississippi and South Carolina. Specific state legislation addressing state asbestos reform has been passed in Ohio, Georgia, Florida and Texas. A few more states will be considering such legislation in the coming year. Although these states’ legislatures have begun to address their litigious environments, some reforms are being challenged in the courts and it will take some time before they are finalized. Even though there has been some tort reform success, new causes of action and theories of damages continue to be proposed in state court actions or by legislatures. As a result of this unpredictability in the law, insurance underwriting and rating is expected to continue to be difficult in commercial lines, professional liability and some specialty coverages.
Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry in a variety of ways. These initiatives and legislation include tort reform proposals; proposals addressing natural catastrophe exposures; terrorism risk mechanisms; and various tax proposals affecting insurance companies. In 1999, Congress passed the Financial Services Modernization or “Gramm-Leach-Bliley” Act (GLB Act), which repealed portions of the Glass-Steagall Act and enabled closer relationships between banks and insurers. Although “functional regulation” was preserved by the GLB Act for state oversight of insurance, additional financial services modernization legislation could include provisions for an alternate federal system of regulation for insurance companies.
In addition, our domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners (NAIC) to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2006 and 2005, all of our domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.
Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. We have operations in the United Kingdom, Canada and other countries.
Employee Relations
As of December 31, 2006, we had approximately 9,800 employees and have experienced satisfactory labor relations. We have never had work stoppages due to labor disputes.
We have comprehensive benefit plans for substantially all of our employees, including retirement plans, savings plans, disability programs, group life programs and group healthcare programs. See Note J of the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans.

Supplementary Insurance Data
The following table sets forth supplementary insurance data:
Supplementary Insurance Data

Years ended December 31
(In millions, except ratio information)	2006	2005	2004
Trade Ratios — GAAP basis (a)
Loss and loss adjustment expense ratio	75.7%	89.4%	74.6%
Expense ratio	30.0	31.2	31.5
Dividend ratio	0.3	0.3	0.2

Combined ratio	106.0%	120.9%	106.3%

Trade Ratios — Statutory basis (preliminary) (a)
Loss and loss adjustment expense ratio	78.7%	92.2%	78.1%
Expense ratio	30.2	30.0	27.2
Dividend ratio	0.2	0.5	0.6

Combined ratio	109.1%	122.7%	105.9%

Individual Life and Group Life Insurance Inforce
Individual life	$9,866	$10,711	$11,566
Group life	5,787	9,838	45,079

Total	$15,653	$20,549	$56,645

Other Data — Statutory basis (preliminary) (b)
Property and casualty companies’ capital and surplus (c)	$8,137	$6,940	$6,998
Life company’s capital and surplus	687	627	1,177
Property and casualty companies’ written premiums to surplus ratio	0.9	1.0	1.0
Life company’s capital and surplus-percent to total liabilities	38.9%	33.1%	56.0%
Participating policyholders-percent of gross life insurance inforce	4.4%	3.5%	1.4%

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

(c)	Surplus includes the property and casualty companies’ equity ownership of the life company’s capital and surplus.

The following table displays the distribution of gross written premiums for our operations by geographic concentration.
Gross Written Premiums

	Percent of Total
Years ended December 31	2006	2005	2004
California	9.6%	9.0%	9.3%
Florida	7.9	7.1	7.1
New York	7.3	7.9	7.9
Texas	5.9	5.7	5.4
New Jersey	4.4	3.8	5.3
Illinois	4.1	4.2	5.1
Pennsylvania	3.4	4.2	4.7
United Kingdom	3.2	2.8	2.3
Missouri	3.0	2.8	1.4
Massachusetts	2.4	3.3	3.2
All other states, countries or political subdivisions (a)	48.8	49.2	48.3

Total	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of gross written premiums.
Approximately 7.1%, 6.1% and 5.0% of our gross written premiums were derived from outside of the United States for the years ended December 31, 2006, 2005 and 2004. Premiums from any individual foreign country excluding the United Kingdom were not significant.
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

Schedule of Loss Reserve Development

Calendar Year Ended
(In millions)	1996	1997	1998	1999 (a)	2000	2001 (b)	2002 (c)	2003	2004	2005	2006
Originally reported gross reserves for unpaid claim and claim adjustment expenses	$29,559	$28,731	$28,506	$26,850	$26,510	$29,649	$25,719	$31,284	$31,204	$30,694	$29,459
Originally reported ceded recoverable	5,385	5,056	5,182	6,091	7,333	11,703	10,490	13,847	13,682	10,438	8,078

Originally reported net reserves for unpaid claim and claim adjustment expenses	$24,174	$23,675	$23,324	$20,759	$19,177	$17,946	$15,229	$17,437	$17,522	$20,256	$21,381

Cumulative net paid as of:
One year later	$5,851	$5,954	$7,321	$6,547	$7,686	$5,981	$5,373	$4,382	$2,651	$3,442	$—
Two years later	9,796	11,394	12,241	11,937	11,992	10,355	8,768	6,104	4,963	—	—
Three years later	13,602	14,423	16,020	15,256	15,291	12,954	9,747	7,780	—	—	—
Four years later	15,793	17,042	18,271	18,151	17,333	13,244	10,870	—	—	—	—
Five years later	17,736	18,568	20,779	19,686	17,775	13,922	—	—	—	—	—
Six years later	18,878	20,723	21,970	20,206	18,970	—	—	—	—	—	—
Seven years later	20,828	21,649	22,564	21,231	—	—	—	—	—	—	—
Eight years later	21,609	22,077	23,453	—	—	—	—	—	—	—	—
Nine years later	21,986	22,800	—	—	—	—	—	—	—	—	—
Ten years later	22,642	—	—	—	—	—	—	—	—	—	—

Net reserves re-estimated as of:
End of initial year	$24,174	$23,675	$23,324	$20,759	$19,177	$17,946	$15,229	$17,437	$17,522	$20,256	$21,381
One year later	23,970	23,904	24,306	21,163	21,502	17,980	17,650	17,671	18,513	20,588	—
Two years later	23,610	24,106	24,134	23,217	21,555	20,533	18,248	19,120	19,044	—	—
Three years later	23,735	23,776	26,038	23,081	24,058	21,109	19,814	19,760	—	—	—
Four years later	23,417	25,067	25,711	25,590	24,587	22,547	20,384	—	—	—	—
Five years later	24,499	24,636	27,754	26,000	25,594	22,983	—	—	—	—	—
Six years later	24,120	26,338	28,078	26,625	26,023	—	—	—	—	—	—
Seven years later	25,629	26,537	28,437	27,009	—	—	—	—	—	—	—
Eight years later	25,813	26,770	28,705	—	—	—	—	—	—	—	—
Nine years later	26,072	26,997	—	—	—	—	—	—	—	—	—
Ten years later	26,305	—	—	—	—	—	—	—	—	—	—

Total net (deficiency) redundancy	$(2,131)	$(3,322)	$(5,381)	$(6,250)	$(6,846)	$(5,037)	$(5,155)	$(2,323)	$(1,522)	$(332)	$—

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$26,305	$26,997	$28,705	$27,009	$26,023	$22,983	$20,384	$19,760	$19,044	$20,588	$—
Re-estimated ceded recoverable	7,619	6,953	7,469	9,810	10,541	15,939	15,298	13,722	12,624	10,094	—

Total gross re-estimated reserves	$33,924	$33,950	$36,174	$36,819	$36,564	$38,922	$35,682	$33,482	$31,668	$30,682	$—

Net (deficiency) redundancy related to:
Asbestos claims	$(2,461)	$(2,361)	$(2,120)	$(1,544)	$(1,479)	$(707)	$(707)	$(65)	$(11)	$—	$—
Environmental and mass tort claims	(807)	(834)	(618)	(722)	(716)	(256)	(263)	(117)	(116)	(63)	—

Total asbestos, environmental and mass tort	(3,268)	(3,195)	(2,738)	(2,266)	(2,195)	(963)	(970)	(182)	(127)	(63)	—
Other claims	1,137	(127)	(2,643)	(3,984)	(4,651)	(4,074)	(4,185)	(2,141)	(1,395)	(269)	—

Total net (deficiency) redundancy	$(2,131)	$(3,322)	$(5,381)	$(6,250)	$(6,846)	$(5,037)	$(5,155)	$(2,323)	$(1,522)	$(332)	$—

(a)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 million as of December 31, 1999.

(b)
Effective January 1, 2001, we established a new life insurance company, CNA Group Life Assurance Company (CNAGLA). Further, on January 1, 2001 approximately $1,055 million of reserves were transferred from CCC to CNAGLA.

(c)	Effective October 31, 2002, we sold CNA Reinsurance Company Limited (CNA Re U.K.). As a result of the sale, net reserves were reduced by approximately $1,316 million.
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
Available Information
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including CNA, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.
We also make available free of charge on or through our internet website (http://www.cna.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of these reports may also be obtained, free of charge, upon written request to: CNA Financial Corporation, 333 S. Wabash Avenue, Chicago, IL 60604, Attn. Jonathan D. Kantor, Executive Vice President, General Counsel and Secretary.
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
We are subject to the uncertain effects of emerging or potential claims and coverages issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in our reserves which can have a material adverse effect on our results of operations and equity. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Examples of emerging or potential claims and coverage issues include:
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
Catastrophe losses are unpredictable.
Catastrophe losses are an inevitable part of our business. Various events can cause catastrophe losses, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather, and fires, and their frequency and severity are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, and snow. For example, in 2005, we experienced substantial losses from Hurricanes Katrina, Rita and Wilma and in 2004, we experienced substantial losses from Hurricanes Charley, Frances, Ivan and Jeanne. The extent of our losses from catastrophes is a function of both the total amount of our insured exposures in the affected areas and the severity of the events themselves. In addition, as in the case of catastrophe losses generally, it can take a long time for the ultimate cost to us to be finally determined. As our claim experience develops on a particular catastrophe, we may be required to adjust our reserves, or take additional unfavorable development, to reflect our revised estimates of the total cost of claims. We believe we could incur significant catastrophe losses in the future. Additional information on catastrophe losses is included in the MD&A under Item 7 and Note F to the Consolidated Financial Statements included under Item 8.
Our key assumptions used to determine reserves and deferred acquisition costs for our long term care product offerings could vary significantly.
Our reserves and deferred acquisition costs for our long term care product offerings are based on certain key assumptions including morbidity, which is the frequency and severity of illness, sickness and diseases contracted, policy persistency, which is the percentage of policies remaining in force, interest rates and/or future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition costs may not be fully recovered and the reserves may not be adequate, requiring us to add to reserves, or take unfavorable development. Therefore, our financial results could be adversely impacted.
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
During the past few years, we ceased offering certain insurance products relating principally to our life, group and reinsurance segments. Many of these business lines were sold, others have been placed in run-off and, as a result, revenue will progressively decrease. Our results of operations have been materially, adversely affected by the high levels of retained overhead expenses associated with these run-off operations, and will continue to be so affected if we are not successful in eliminating or reducing these costs.
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
Ratings are an increasingly important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries, as well as our public debt, are rated by four major rating agencies, namely, A.M. Best Company, Inc., Standard & Poor’s Rating Services, Moody’s Investors Service, Inc. and Fitch, Inc. Ratings reflect the rating agency’s opinions of an insurance company’s financial strength, capital adequacy, operating performance, strategic position and ability to meet its obligations to policyholders and debtholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.
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
Insurance companies such as us are subject to risk-based capital standards set by state regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of our statutory capital and surplus reported in our statutory basis of accounting financial statements. Current rules require companies to maintain statutory capital and surplus at a specified minimum level determined using the risk-based capital formula. If we do not meet these minimum requirements, state regulators may restrict or prohibit us from operating our business. If we are required to record a charge against earnings in connection with a change in estimates or circumstances, we may violate these minimum capital adequacy requirements unless we are able to raise sufficient additional capital. Examples of events leading us to record a charge against earnings include impairment of our investments or unexpectedly poor claims experience.
Our insurance subsidiaries, upon whom we depend for dividends in order to fund our working capital needs, are limited by state regulators in their ability to pay dividends.
We are a holding company and are dependent upon dividends, loans and other sources of cash from our subsidiaries in order to meet our obligations. Dividend payments, however, must be approved by the subsidiaries’ domiciliary state departments of insurance and are generally limited to amounts determined by formula which varies by state. The formula for the majority of the states is the greater of 10% of the prior year statutory surplus or the prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment. Some states, however, have an additional stipulation that dividends cannot exceed the prior year’s earned surplus. If we are restricted, by regulatory rule or otherwise, from paying or receiving inter-company dividends, we may not be able to fund our working capital needs and debt service requirements from available cash. As a result, we would need to look to other sources of capital which may be more expensive or may not be available at all.
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
Subsequent to receipt of the SEC subpoena, we produced documents and provided additional information at the SEC’s request. In addition, the SEC and representatives of the United States Attorney’s Office for the Southern District of New York conducted interviews with several of our current and former executives relating to the restatement of our financial results for 2004, including our relationship with and accounting for transactions with an affiliate that were the basis for the restatement. The SEC also requested information relating to our restatement in 2006 of prior period results. It is possible that our analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities. As a result, further restatements of our financial results are possible.
In prior years, we restated our financial results and identified material weaknesses in our internal control over financial reporting.
In May of 2005 we restated our financial results for prior years to correct our accounting for several reinsurance contracts, primarily with a former affiliate, and to correct our equity accounting for that affiliate. In February of 2006 we restated our financial results for prior years to correct the accounting for discontinued operations acquired in our merger with The Continental Corporation in 1995. Additionally, in March of 2006, we restated our financial results for prior years to correct classification errors within our Consolidated Statements of Cash Flows.
As a result of the foregoing restatements, we identified material weaknesses in our internal control over financial reporting as of December 31, 2004 and 2005, respectively. We also determined that our internal control over financial reporting as of such dates was not effective. Our system of internal control over financial reporting is a process designed to provide reasonable assurance to our management, Audit Committee and Board of Directors regarding the reliability of our financial reporting and the preparation and fair presentation of our published financial statements. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the periodic reports we file with the SEC include information on our system of disclosure controls and procedures, as well as our overall internal control over financial reporting.
While we have remediated the referenced material weaknesses, if we fail to maintain effective internal control over financial reporting, we could be scrutinized by regulators in a manner that extends beyond the SEC’s requests for information relating to the restatements (as further described in the prior risk factor). We could also be scrutinized by securities analysts and investors. As a result of this scrutiny, we could suffer a loss of public confidence in our financial reporting capabilities and thereby face adverse effects on our business and the market price of our securities.
Our investment portfolio, which is a key component of our overall profitability, may suffer reduced returns or losses, especially with respect to our equity in various limited partnership net assets which are often subject to greater leverage and volatility.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The 333 S. Wabash Avenue building, located in Chicago, Illinois and owned by Continental Assurance Company (CAC), a wholly-owned subsidiary of CCC, serves as our home office. Our subsidiaries own or lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to our principal office locations:

	Amount (Square Feet) of Building
	Owned and Occupied or Leased
Location	and Occupied by CNA	Principal Usage
333 S. Wabash Avenue, Chicago, Illinois	904,990	Principal executive offices of CNAF
401 Penn Street, Reading, Pennsylvania	171,406	Property and casualty insurance offices
2405 Lucien Way, Maitland, Florida	147,815	Property and casualty insurance offices
40 Wall Street, New York, New York	110,131	Property and casualty insurance offices
675 Placentia Avenue, Brea, California	78,655	Property and casualty insurance offices
600 N. Pearl Street, Dallas, Texas	75,544	Property and casualty insurance offices
1100 Cornwall Road, Monmouth Junction, New Jersey	74,067	Property and casualty insurance offices
3175 Satellite Boulevard, Duluth, Georgia	48,696	Property and casualty insurance offices
405 Howard Street, San Francisco, California	47,195	Property and casualty insurance offices
4150 N. Drinkwater Boulevard, Scottsdale, Arizona	37,799	Property and casualty insurance offices
We lease our office space described above except for the Chicago, Illinois building and the Reading, Pennsylvania building, which are owned. We consider that our properties are generally in good condition, are well maintained and are suitable and adequate to carry on our business.
ITEM 3. LEGAL PROCEEDINGS
Information on our legal proceedings is set forth in Notes F and G of the Consolidated Financial Statements included under Item 8.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange, the NYSE Arca and is traded on the Philadelphia Stock Exchange, under the symbol CNA.
As of February 16, 2006, we had 271,406,984 shares of common stock outstanding. Approximately 89% of our outstanding common stock is owned by Loews. We had 2,094 stockholders of record as of February 16, 2006 according to the records maintained by our transfer agent.
The table below shows the high and low closing sales prices for our common stock based on the New York Stock Exchange Composite Transactions.
Common Stock Information

	2006		2005
	High	Low	High	Low
Quarter:
Fourth	$40.32	$36.19	$34.91	$28.52
Third	36.04	33.05	30.46	28.40
Second	33.20	30.90	28.90	26.21
First	33.60	29.88	29.79	25.84
No dividends have been paid on our common stock in 2006 or 2005. Our ability to pay dividends is limited by regulatory dividend restrictions on our principal operating insurance subsidiaries.

The following graph compares the total return of our common stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the Standard & Poor’s 500 Property & Casualty Insurance Index for the five years ended December 31, 2006. The graph assumes that the value of the investment in our common stock and for each index was $100 on December 31, 2001 and that dividends were reinvested.
Stock Price Performance Graph

Company Index	2001	2002	2003	2004	2005	2006
CNA Financial Corp.	100	87.76	82.62	91.70	112.20	138.22
S&P 500 Index	100	77.90	100.25	111.15	116.61	135.03
S&P Property & Casualty Insurance	100	88.98	112.48	124.20	142.97	161.38

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial data. The table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.
Selected Financial Data

As of and for the Years Ended
December 31
(In millions, except per share data and ratios)	2006	2005	2004	2003	2002
Results of Operations:
Revenues	$10,376	$9,862	$9,924	$11,715	$12,293

Income (loss) from continuing operations	$1,137	$243	$446	$(1,419)	$263
Income (loss) from discontinued operations, net of tax	(29)	21	(21)	2	(43)
Cumulative effects of changes in accounting principles, net of tax	—	—	—	—	(57)

Net income (loss)	$1,108	$264	$425	$(1,417)	$163

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$4.17	$0.68	$1.49	$(6.52)	$1.18
Income (loss) from discontinued operations	(0.11)	0.08	(0.09)	0.01	(0.20)
Cumulative effects of changes in accounting principles	—	—	—	—	(0.26)

Basic earnings (loss) per share available to common stockholders	$4.06	$0.76	$1.40	$(6.51)	$0.72

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$4.16	$0.68	$1.49	$(6.52)	$1.18
Income (loss) from discontinued operations	(0.11)	0.08	(0.09)	0.01	(0.20)
Cumulative effects of changes in accounting principles	—	—	—	—	(0.26)

Diluted earnings (loss) per share available to common stockholders	$4.05	$0.76	$1.40	$(6.51)	$0.72

Financial Condition:
Total investments	$44,096	$39,695	$39,231	$38,100	$35,293
Total assets	60,283	59,016	62,496	68,296	61,426
Insurance reserves	41,080	42,436	43,653	45,494	40,250
Long and short term debt	2,156	1,690	2,257	1,904	2,292
Stockholders’ equity	9,768	8,950	8,974	8,735	9,139

Book value per share	$36.03	$31.26	$31.63	$30.95	$37.51

Statutory Surplus (preliminary):
Property and casualty companies (a)	$8,137	$6,940	$6,998	$6,170	$6,836
Life and group insurance company(ies)	687	627	1,177	707	1,645

(a)	Surplus includes the property and casualty companies’ equity ownership of the life and group company(ies)’ capital and surplus.

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

Years ended December 31
(In millions, except per share data)	2006	2005	2004
Revenues
Net earned premiums	$7,603	$7,569	$8,209
Net investment income	2,412	1,892	1,680
Other revenues	275	411	283

Total operating revenues	10,290	9,872	10,172

Claims, Benefits and Expenses
Net incurred claims and benefits	6,025	6,975	6,434
Policyholders’ dividends	22	24	11
Amortization of deferred acquisition costs	1,534	1,543	1,680
Other insurance related expenses	757	829	972
Restructuring and other related charges	(13)	—	(3)
Other expenses	401	329	326

Total claims, benefits and expenses	8,726	9,700	9,420

Operating income from continuing operations before income tax and minority interest	1,564	172	752
Income tax (expense) benefit on operating income	(450)	105	(126)
Minority interest	(44)	(24)	(27)

Net operating income from continuing operations	1,070	253	599

Realized investment gains (losses), net of participating policyholders’ and minority interests	86	(10)	(248)
Income tax (expense) benefit on realized investment gains (losses)	(19)	—	95

Income from continuing operations	1,137	243	446

Income (loss) from discontinued operations, net of income tax (expense) benefit of $7, $(2) and $(1)	(29)	21	(21)

Net income	$1,108	$264	$425

Basic Earnings per Share

Income from continuing operations	$4.17	$0.68	$1.49
Income (loss) from discontinued operations	(0.11)	0.08	(0.09)

Basic earnings per share available to common stockholders	$4.06	$0.76	$1.40

Diluted Earnings per Share

Income from continuing operations	$4.16	$0.68	$1.49
Income (loss) from discontinued operations	(0.11)	0.08	(0.09)

Diluted earnings per share available to common stockholders	$4.05	$0.76	$1.40

Weighted Average Outstanding Common Stock and Common Stock Equivalents

Basic	262.1	256.0	256.0

Diluted	262.3	256.0	256.0

2006 Compared with 2005
Net income increased $844 million in 2006 as compared with 2005. This increase was primarily due to increased net operating income and net realized investment results. These favorable impacts were partially offset by unfavorable results from discontinued operations. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income from continuing operations increased $817 million in 2006 as compared with 2005. Favorably impacting net operating income was increased net investment income and significantly decreased unfavorable net prior year development as discussed below. The 2005 results included a $334 million after-tax impact of catastrophes resulting from Hurricanes Katrina, Wilma, Rita, Dennis and Ophelia, net of anticipated reinsurance recoveries. Additionally, the 2005 results included a $115 million benefit related to a federal income tax settlement and release of federal income tax reserves.
Unfavorable net prior year development of $185 million was recorded in 2006, including $251 million of unfavorable claim and allocated claim adjustment expense reserve development and $66 million of favorable premium development. Unfavorable net prior year development of $807 million, including $945 million of unfavorable claim and allocated claim adjustment expense reserve development and $138 million of favorable premium development, was recorded in 2005. Further information on Net Prior Year Development for 2006 and 2005 is included in Note F of the Consolidated Financial Statements included under Item 8.
During 2006 and 2005, we commuted several significant reinsurance contracts that resulted in unfavorable development of $110 million and $433 million, which is included in the development above, and which were partially offset by the release of previously established allowance for uncollectible reinsurance. These commutations resulted in an unfavorable impact of $31 million after-tax and $259 million after-tax in 2006 and 2005. These contracts contained interest crediting provisions and maintenance charges. Interest charges associated with the reinsurance contracts commuted were $9 million after-tax and $55 million after-tax in 2006 and 2005. The 2005 amount includes the interest charges associated with the contract commuted in 2006. There will be no further interest crediting charges or other charges related to these commuted contracts in future periods.
Net earned premiums increased $34 million in 2006 as compared with 2005, including an $80 million increase related to the Specialty Lines segment and a $3 million increase related to the Standard Lines segment. Net earned premiums for the Life and Group Non-Core segment decreased $63 million. See the Segment Results section of this MD&A for further discussion.
Loss from discontinued operations was $29 million for the year ended December 31, 2006. Results in 2006 reflect a $29 million impairment loss on the anticipated sale of a portion of the run-off business. Further information on this impairment loss is included in Note Q of the Consolidated Financial Statements included under Item 8. Also, the 2006 results were impacted by an increase in unallocated loss adjustment expense reserves and bad debt provision for reinsurance receivables. These items were partially offset by the release of tax reserves and net investment income.
2005 Compared with 2004
Net income decreased $161 million in 2005 as compared with 2004, due to decreased net operating income partially offset by improved net investment results. See the Investments section of this MD&A for further discussion of net investment results.
Net operating income from continuing operations decreased $346 million in 2005 as compared with 2004. This decrease in net operating income was primarily driven by increased unfavorable net prior year development of $437 million after-tax which includes the impact of significant commutations in 2005 and 2004, decreased earned premiums, and increased catastrophe impacts in 2005. Partially offsetting these impacts were increased net investment income, a $115 million after-tax benefit related to a federal income tax settlement and release of federal income tax reserves, and lower insurance acquisition and operating expenses.
Unfavorable net prior year development of $807 million was recorded in 2005, including $945 million of unfavorable claim and allocated claim adjustment expense reserve development and $138 million of favorable premium development. Unfavorable net prior year development of $134 million, including $250 million of unfavorable claim and allocated claim adjustment expense reserve development and $116 million of favorable premium development, was recorded in 2004. Further information on Net Prior Year Development for 2005 and 2004 is included in Note F of the Consolidated Financial Statements included under Item 8.

During 2005 and 2004, we commuted several significant reinsurance contracts that resulted in unfavorable development of $433 million and $76 million, which is included in the development above, and which was partially offset by the release of previously established allowance for uncollectible reinsurance. These commutations resulted in an unfavorable impact of $259 million after-tax and favorable impact of $18 million after-tax in 2005 and 2004. These contracts contained interest crediting provisions and maintenance charges. Interest charges associated with the reinsurance contracts commuted were $47 million after-tax and $86 million after-tax in 2005 and 2004. There will be no further interest crediting charges or other charges related to these commuted contracts in future periods.
Unfavorable net prior year development was also recorded related to our assumed reinsurance operations which are in run-off, workers’ compensation and excess workers’ compensation lines, primarily in accident years 2003 and prior, the architects and engineers book of business, pollution exposures and large directors and officers (D&O) claims.
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
The accounting estimates discussed below are considered by us to be critical to an understanding of our Consolidated Financial Statements as their application places the most significant demands on our judgment. Note A of the Consolidated Financial Statements included under Item 8 should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations and/or equity.
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
Our investment portfolio is subject to market declines below book value that may be other-than-temporary. We have an Impairment Committee, which reviews the investment portfolio on a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an other-than-temporary impairment loss in the results of operations in the period in which the determination occurred. Further information on our process for evaluating impairments is included in Note B of the Consolidated Financial Statements included under Item 8.
Long Term Care Products
Reserves and deferred acquisition costs for our long term care products are based on certain assumptions including morbidity, policy persistency and interest rates. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors such as future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition costs may not be fully recovered and the reserves may not be adequate, requiring us to add to reserves, or take unfavorable development. Therefore, our financial results could be adversely impacted.
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
In determining the discount rate assumption, we utilized current market information, including a discounted cash flow analysis of our pension and postretirement obligations and general movements in the current market environment. In particular, the basis for our discount rate selection was fixed income debt securities that receive one of the two highest ratings given by a recognized rating agency. In 2006 and historically, the Moody’s Aa Corporate Bond Index was the benchmark for discount rate selection. The index is used as the basis for the change in discount rate from the last measurement date. Additionally, we have supplemented our discount rate decision with a yield curve analysis. The yield curve was applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curve is a hypothetical double A yield curve represented by a series of annualized discount rates reflecting bond issues having a rating of Aa or better by Moody’s Investors Service, Inc. or a rating of AA or better by Standard & Poor’s. Based on all available information, it was determined that 5.750% and 5.625% were the appropriate discount rates as of December 31, 2006 to calculate our accrued pension and postretirement liabilities, respectively. Accordingly, the 5.750% and 5.625% rates will also be used to determine our 2007 pension and postretirement expense. At December 31, 2005, the discount rates used to calculate our accrued pension and postretirement liabilities were 5.625% and 5.500% respectively.
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
Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimation techniques and methodologies, many of which involve significant judgments that are required of management. For APMT, we regularly monitor our exposures, including reviews of loss activity, regulatory developments and court rulings. In addition, we perform a comprehensive ground up analysis on our exposures annually. Our actuaries, in conjunction with our specialized claim unit, use various modeling techniques to estimate our overall exposure to known accounts. We use this information and additional modeling techniques to develop loss distributions and claim reporting patterns to determine reserves for accounts that will report APMT exposure in the future. Estimating the average claim size requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of legal fees, judicial decisions, legislative changes, and other factors. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, we may be required to record material changes in our claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

See the APMT Reserves section of this MD&A and Note F of the Consolidated Financial Statements included under Item 8 for additional information relating to APMT claims and reserves.
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
Establishing Reserve Estimates
In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a “product” level. A product can be a line of business covering a subset of insureds such as commercial automobile liability for small and middle market customers, it can encompass several lines of business provided to a specific set of customers such as dentists, or it can be a particular type of claim such as construction defect. Every product is analyzed at least once during the year, and many products are analyzed multiple times. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, we review actual loss emergence for all products each quarter.
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
Most of our business can be characterized as long-tail. For long tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical malpractice, other professional liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine and warranty. Each of our property/casualty segments, Standard Lines, Specialty Lines and Corporate and Other Non-Core, contain both long-tail and short-tail exposures.
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
For Standard Lines workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers’ compensation reserve estimates. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by one point for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $500 million. If estimated workers’ compensation claim cost inflation decreases by one point for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $450 million. Our net reserves for Standard Lines workers’ compensation were approximately $4.4 billion at December 31, 2006.
For Standard Lines general liability, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors all impact the pattern selected in this method. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for general liability increases by 15%, we estimate that our net reserves would increase by approximately $370 million. If the estimated incurred development factor for general liability decreases by 13%, we estimate that our net reserves would decrease by approximately $320 million. Our net reserves for Standard Lines general liability were approximately $4.0 billion at December 31, 2006.
Within Specialty Lines, we believe a material deviation to our net reserves is reasonably possible for the US Specialty Lines group. This group provides professional liability coverages to various professional firms, including architects, realtors, small and mid-sized accounting firms, law firms and technology firms. US Specialty Lines also provide D&O, employment practices, fiduciary and fidelity coverages. US Specialty Lines also offers insurance products to serve the healthcare delivery system. The most significant factor affecting US Specialty Lines reserve estimates is claim severity. Claim severity for US Specialty Lines is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislation and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity for US Specialty Lines increases by 7%, we estimate that US Specialty Lines net reserves would increase by approximately $270 million. If the estimated claim severity for US Specialty Lines decreases by 3%, we estimate that US Specialty net reserves would decrease by approximately $110 million. Our net reserves for US Specialty Lines were approximately $3.9 billion at December 31, 2006.
Within Corporate and Other Non-Core, the two types of business for which we believe a material deviation to our net reserves is reasonably possible are CNA Re and APMT.
For CNA Re, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, the rate at which ceding companies report claims, judicial decisions, legislation and other factors all impact the incurred development pattern for CNA Re. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for CNA Re increases by 21%, we estimate that our net reserves for CNA Re would increase by approximately $150 million. If the estimated incurred development factor for CNA Re decreases by 21%, we estimate that our net reserves would decrease by approximately $150 million. Our net reserves for CNA Re were approximately $1.2 billion at December 31, 2006.

For APMT, the most significant factor affecting reserve estimates is overall account size trend. Overall account size trend for APMT reflects the combined impact of economic trends (inflation), changes in the types of defendants involved, the expected mix of asbestos disease types, judicial decisions, legislation and other factors. If the estimated overall account size trend for APMT increases by 4 points, we estimate that our APMT net reserves would increase by approximately $700 million. If the estimated overall account size trend for APMT decreases by 4 points, we estimate that our APMT net reserves would decrease by approximately $400 million. Our net reserves for APMT were approximately $1.9 billion at December 31, 2006.
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
Reinsurance
Due to significant catastrophes during 2005, the cost of our catastrophe reinsurance program has increased. Our catastrophe reinsurance protection cost us premiums of approximately $64 million in 2005, including reinstatement premiums and cost us approximately $79 million in 2006, which did not include any reinstatement premiums. During 2007, our catastrophe reinsurance program will cost us $89 million before the impact of any reinstatement premiums.
The terms of our 2007 catastrophe programs are different than those of our 2006 programs. The Corporate Property Catastrophe treaty provides coverage for the accumulation of losses between $300 million and $1 billion arising out of a single catastrophe occurrence in the United States, its territories and possessions, and Canada. Our co-participation is 50% of the first $100 million layer and 10% of the remaining layer. In addition, we previously purchased an aggregate property catastrophe treaty to obtain reinsurance protection against the aggregation of losses from multiple catastrophic events. We did not purchase an aggregate property catastrophe treaty for 2007.
In certain circumstances, including significant deterioration of a reinsurer’s financial strength ratings, we may engage in commutation discussions with individual reinsurers. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations could have an adverse material impact on our results of operations.
In 2001, we entered into a one-year corporate aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The CCC Cover was fully utilized in 2003. In 2006, we commuted our CCC Cover. This commutation had no impact on the Consolidated Statements of Operations for the year ended December 31, 2006.
Also, in 2006, we commuted several reinsurance treaties, including several finite treaties, with a European reinsurance group. This commutation resulted in a pretax loss, net of allowance for uncollectible reinsurance, of $48 million. We received $35 million of cash in connection with this significant commutation.
As of December 31, 2006 and 2005, there were one and thirteen ceded reinsurance treaties inforce respectively that we consider to be finite reinsurance. In 2003, we discontinued purchases of such contracts. The remaining treaty at December 31, 2006 provides reinsurance protection for the 1999 accident year on specified portions of our domestic property and casualty business and is fully utilized. Therefore, we do not expect to cede any additional losses under finite reinsurance contracts in future periods nor incur interest costs.
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
Restructuring
In 2001, we finalized and approved a plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations. During 2006, we reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability is no longer required as we have completed our lease obligations. As a result, the excess remaining accrual was released in 2006, resulting in income of $8 million after-tax for the year ended December 31, 2006.
Further information on the restructuring plan is included in Note O of the Consolidated Financial Statements included under Item 8.
SEGMENT RESULTS
The following discusses the results of continuing operations for our operating segments. We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) cumulative effects of changes in accounting principles. See further discussion regarding how we manage our business in Note N of the Consolidated Financial Statements included under Item 8. In evaluating the results of the Standard Lines and Specialty Lines, we utilize the combined ratio, the loss ratio, the expense ratio and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
STANDARD LINES
Business Overview
Standard Lines works with an independent agency distribution system and network of brokers to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses domestically and abroad. The Standard Lines operating model focuses on underwriting performance, relationships with selected distribution sources and understanding customer needs.
Standard Lines includes Property, Casualty and CNA Global.
Property provides standard and excess property coverage, as well as marine coverage and boiler and machinery to a wide range of businesses.
Casualty provides standard casualty insurance products such as workers’ compensation, general and product liability and commercial auto coverage through traditional products to a wide range of businesses. Most insurance programs are provided on a guaranteed cost basis; however, Casualty has the capability to offer specialized, loss-sensitive insurance programs to those customers viewed as higher risk and less predictable in exposure.
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
Property and Casualty’s (P&C) field structure consists of 33 branch locations across the country organized into 4 regions. Each branch provides the marketing, underwriting and risk control expertise on the entire portfolio of products. The Centralized Processing Operation for small and middle-market customers, located in Maitland, Florida, handles policy processing and accounting, and also acts as a call center to optimize customer service. The claims structure consists of a centralized claim center designed to efficiently handle property damage and medical only claims and 18 claim office locations around the country handling the more complex claims. Also, Standard Lines provides total risk management services relating to claim and information services to the large commercial insurance marketplace, through a wholly-owned subsidiary, ClaimsPlus, Inc., a third party administrator.
CNA Global consists of subsidiaries operating in Europe, Latin America, Canada and Hawaii. These affiliates offer property and casualty insurance to small and medium size businesses and capitalize on strategic indigenous opportunities.
The following table details results of operations for Standard Lines.
Results of Operations

Years ended December 31	2006	2005	2004
(In millions)
Net written premiums	$4,433	$4,382	$4,582
Net earned premiums	4,413	4,410	4,917
Net investment income	991	767	496
Net operating income (loss)	617	(41)	220
Net realized investment gains, after-tax	55	9	139
Net income (loss)	672	(32)	359

Ratios
Loss and loss adjustment expense	70.1%	87.5%	70.8%
Expense	31.1	32.4	34.6
Dividend	0.4	0.4	0.2

Combined	101.6%	120.3%	105.6%

2006 Compared with 2005
Net written premiums for Standard Lines increased $51 million in 2006 as compared with 2005. This increase was primarily driven by favorable new business, rate and retention in the Property lines of business. Net earned premiums increased $3 million in 2006 as compared with 2005. Net earned premiums were impacted by decreased favorable premium development in 2006 as compared to 2005, as discussed below. We continue to focus on portfolio optimization.

Standard Lines averaged flat rates for 2006, as compared to average rate decreases of 1% for 2005 for the contracts that renewed during those periods. Retention rates of 81% and 77% were achieved for those contracts that were up for renewal in each period.
Net results increased $704 million in 2006 as compared with 2005. This increase was attributable to increases in net operating results and net realized investment gains. See the Investments section of this MD&A for further discussion of net investment income and net realized investment gains.
Net operating results increased $658 million in 2006 as compared with 2005. This increase was primarily driven by significantly reduced catastrophe losses in 2006, an increase in net investment income and a decrease in unfavorable net prior year development as discussed below. The 2006 net operating results included catastrophe impacts of $31 million after-tax. The 2005 net operating results included catastrophe impacts of $318 million after-tax related to Hurricanes Katrina, Wilma, Rita, Dennis and Ophelia, net of reinsurance recoveries.
The combined ratio improved 18.7 points in 2006 as compared with 2005. The loss ratio improved 17.4 points due to decreased unfavorable net prior year development as discussed below and decreased catastrophe losses in 2006. The 2006 and 2005 loss ratios included 1.3 and 11.1 points related to the impact of catastrophes.
The expense ratio improved 1.3 points in 2006 as compared with 2005. This improvement was primarily due to a decrease in the provision for insurance bad debt. In addition, the 2005 ratio included increased ceded commissions as a result of an unfavorable arbitration ruling related to two reinsurance treaties. Changes in estimates for premium taxes partially offset these favorable impacts.
Unfavorable net prior year development of $69 million was recorded in 2006, including $157 million of unfavorable claim and allocated claim adjustment expense reserve development and $88 million of favorable premium development. Unfavorable net prior year development of $452 million, including $559 million of unfavorable claim and allocated claim adjustment expense reserve development and $107 million of favorable premium development, was recorded in 2005. Further information on Standard Lines Net Prior Year Development for 2006 and 2005 is included in Note F of the Consolidated Financial Statements included under Item 8.
During 2006 and 2005, we commuted several significant reinsurance contracts that resulted in unfavorable development of $110 million and $285 million, which is included in the development above, and which was partially offset by the release of previously established allowance for uncollectible reinsurance. These commutations resulted in an unfavorable after-tax impact of $31 million and $173 million in 2006 and 2005. Several of the commuted contracts contained interest crediting provisions. The interest charges associated with the reinsurance contracts commuted were $9 million after-tax and $35 million after-tax in 2006 and 2005. The 2005 amount includes the interest charges associated with the contract commuted in 2006. There will be no further interest crediting charges related to these commuted contracts in future periods.
The following table summarizes the gross and net carried reserves as of December 31, 2006 and 2005 for Standard Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31	2006	2005
(In millions)
Gross Case Reserves	$6,746	$7,033
Gross IBNR Reserves	8,188	8,051

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,934	$15,084

Net Case Reserves	$5,234	$5,165
Net IBNR Reserves	6,632	6,081

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,866	$11,246

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
Standard Lines averaged rate decreases of 1% for 2005, as compared to average rate increases of 4% for 2004 for the contracts that renewed during those periods. Retention rates of 77% and 70% were achieved for those contracts that were up for renewal in each period.
Net results decreased $391 million in 2005 as compared with 2004. This decrease was attributable to declines in both net operating results and net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
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
During 2005 and 2004, we commuted several significant reinsurance contracts that resulted in unfavorable development of $285 million and $5 million, which is included in the development above, and which was partially offset by the release of previously established allowance for uncollectible reinsurance. These commutations resulted in an unfavorable impact of $173 million after-tax and favorable impact of $4 million after-tax in 2005 and 2004. These contracts contained interest crediting provisions. The interest charges associated with the reinsurance contracts commuted were $42 million and $110 million in 2005 and 2004. There will be no further interest crediting charges related to these commuted contracts in future periods.
The impact of catastrophes was $318 million after-tax and $183 million after-tax for 2005 and 2004, net of anticipated reinsurance recoveries.
The combined ratio increased 14.7 points in 2005 as compared with 2004. The loss ratio increased 16.7 points in 2005 as compared with 2004. These increases were primarily due to increased net prior year development, increased catastrophe losses and decreased current accident year results. Catastrophe losses of $470 million and $260 million were recorded in 2005 and 2004.
The expense ratio improved 2.2 points in 2005 as compared with 2004. This improvement was primarily due to a decrease in the provision for insurance bad debt.
The dividend ratio increased 0.2 points in 2005 as compared with 2004. The 2004 ratio was impacted by favorable dividend development, partially offset by decreased participation in dividend plans and lower dividend amounts related to the current accident year.
SPECIALTY LINES
Business Overview
Specialty Lines provides professional, financial and specialty property and casualty products and services through a network of brokers, managing general underwriters and independent agencies. Specialty Lines provides solutions for managing the risks of its clients, including architects, lawyers, accountants, healthcare professionals, financial intermediaries and public and private corporations. Product offerings also include surety and fidelity bonds and vehicle and equipment warranty services.
Specialty Lines includes the following business groups: US Specialty Lines, Surety and Warranty.

US Specialty Lines provides management and professional liability insurance and risk management services, primarily in the United States. This group provides professional liability coverages to various professional firms, including architects, realtors, small and mid-sized accounting firms, law firms and technology firms. US Specialty Lines also provides directors and officers (D&O), employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms as well as privately held firms and not-for-profit organizations where tailored products for this client segment are offered. Products within US Specialty Lines are distributed through brokers, agents and managing general underwriters.
US Specialty Lines, through CNA HealthPro, also offers insurance products to serve the healthcare delivery system. Products, which include professional liability as well as associated standard property and casualty coverages, are distributed on a national basis through a variety of channels including brokers, agents and managing general underwriters. Key customer segments include long term care facilities, allied healthcare providers, life sciences, dental professionals and mid-size and large healthcare facilities and delivery systems.
Surety consists primarily of CNA Surety and its insurance subsidiaries and offers small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of independent agencies. CNA owns approximately 63% of CNA Surety.
Warranty provides vehicle warranty service contracts that protect individuals and businesses from the financial burden associated with mechanical breakdown or maintenance.
The following table details results of operations for Specialty Lines.
Results of Operations

Years ended December 31	2006	2005	2004
(In millions)
Net written premiums	$2,596	$2,463	$2,391
Net earned premiums	2,555	2,475	2,277
Net investment income	403	281	246
Net operating income	464	336	324
Net realized investment gains, after-tax	18	12	54
Net income	482	348	378

Ratios
Loss and loss adjustment expense	60.5%	65.3%	63.3%
Expense	26.7	26.1	26.1
Dividend	0.2	0.2	0.2

Combined	87.4%	91.6%	89.6%

2006 Compared with 2005
Net written premiums for Specialty Lines increased $133 million in 2006 as compared with 2005. This increase was primarily due to improved production across certain lines of business. Net earned premiums increased $80 million in 2006 as compared with 2005, consistent with the increased premium written.
Specialty Lines averaged flat rates for 2006, as compared to average rate increases of 1% for 2005 for the contracts that renewed during those periods. Retention rates of 87% and 86% were achieved for those contracts that were up for renewal in each period.
Net income increased $134 million in 2006 as compared with 2005. This increase was attributable to increases in net operating income and realized investment gains. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $128 million in 2006 as compared with 2005. This improvement was primarily driven by an increase in net investment income, a decrease in net prior year development as discussed below and reduced catastrophe impacts in 2006. Catastrophe impacts were $1 million after-tax for the year ended December 31, 2006, as compared to $16 million after-tax for the year ended December 31, 2005. Also, the 2005 results included a $59 million loss, after the impact of taxes and minority interests, in the surety line of business related to a large national contractor. Further information related to the large national contractor is included in Note S of the Consolidated Financial Statements included under Item 8.

The combined ratio improved 4.2 points in 2006 as compared with 2005. The loss ratio improved 4.8 points, due to improved current accident year impacts and decreased net prior year development as discussed below. The 2005 loss ratio was unfavorably impacted by surety losses of $110 million, before the impacts of minority interest, related to a national contractor as discussed above. Partially offsetting this favorable impact was less favorable current accident year loss ratios across several other lines of business in 2006.
Unfavorable net prior year development of $15 million was recorded in 2006, including $10 million of favorable claim and allocated claim adjustment expense reserve development and $25 million of unfavorable premium development. Unfavorable net prior year development of $54 million, including $47 million of unfavorable claim and allocated claim adjustment expense reserve development and $7 million of unfavorable premium development, was recorded in 2005. Further information on Specialty Lines Net Prior Year Development for 2006 and 2005 is included in Note F of the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2006 and 2005 for Specialty Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31	2006	2005
(In millions)
Gross Case Reserves	$1,715	$1,907
Gross IBNR Reserves	3,814	3,298

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,529	$5,205

Net Case Reserves	$1,350	$1,442
Net IBNR Reserves	2,921	2,352

Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,271	$3,794

2005 Compared with 2004
Net written premiums for Specialty Lines increased $72 million in 2005 as compared with 2004. This increase was primarily due to improved retention across most professional liability insurance lines of business. These favorable impacts were partially offset by increased ceded premiums for certain professional liability lines of business and decreased premiums for the warranty business. Due to a change in 2005 in the warranty product offering, fees related to the new warranty product are included within other revenues. Written premiums for the warranty line of business decreased $70 million in 2005 as compared to 2004. Net earned premiums increased $198 million in 2005 as compared with 2004, which reflects the increased premium written trend over several prior quarters in Specialty Lines.
Specialty Lines averaged rate increases of 1% and 9% in 2005 and 2004 for the contracts that renewed during those periods. Retention rates of 86% and 83% were achieved for those contracts that were up for renewal in each period.
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
Unfavorable net prior year development of $54 million was recorded in 2005, including $47 million of unfavorable claim and allocated claim adjustment expense reserve development and $7 million of unfavorable premium development. Unfavorable net prior year development of $30 million, including $58 million of unfavorable claim and allocated claim adjustment expense reserve development and $28 million of favorable premium development, was recorded in 2004. Further information on Specialty Lines Net Prior Year Development for 2005 and 2004 is included in Note F of the Consolidated Financial Statements included under Item 8.
The expense ratio was the same in 2005 as compared with 2004. The 2005 ratio was impacted by a change in estimate related to profit commissions in the warranty line of business, which was offset by the impact of the increased earned premium base.
LIFE AND GROUP NON-CORE
Business Overview
The Life and Group Non-Core segment primarily includes the results of the life and group lines of business that have either been sold or placed in run-off. We sold our individual life business on April 30, 2004 and our specialty medical business on January 6, 2005. The segment includes operating results for these businesses in periods prior to the sales, the realized gain/loss from the sales and the effects of the shared corporate overhead expenses which continue to be allocated to the segment. We continue to service our existing individual long term care commitments, our payout annuity business and our pension deposit business. We also manage a block of group reinsurance and life settlement contracts. These businesses are being managed as a run-off operation. Our group long term care and Index 500 products, while considered non-core, continue to be actively marketed.
The following table summarizes the results of operations for Life and Group Non-Core.
Results of Operations

Years ended December 31	2006	2005	2004
(In millions)
Net earned premiums	$641	$704	$921
Net investment income	698	593	692
Net operating loss	(14)	(51)	(29)
Net realized investment losses, after-tax	(33)	(19)	(385)
Net loss	(47)	(70)	(414)
2006 Compared with 2005
Net earned premiums for Life and Group Non-Core decreased $63 million in 2006 as compared with 2005. The 2006 and 2005 net earned premiums relate primarily to the group and individual long term care businesses.
Net results increased $23 million in 2006 as compared with 2005, driven by increased net investment income. A significant portion of the increase in net investment income was offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio. The portion not offset by the policyholders’ funds reserves increased by $25 million. Also impacting net results was $15 million of income related to the resolution of contingencies and the absence of a $17 million provision recorded in 2005 for estimated indemnification liabilities related to the sold individual life business. Partially offsetting these favorable impacts were increased net realized investment losses and the absence of income related to agreements with buyers of sold businesses which ended as of December 31, 2005. In addition, the 2005 net results included a change in estimate, which reduced a prior accrual of state premium taxes. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

2005 Compared with 2004
Net earned premiums for Life and Group Non-Core decreased $217 million in 2005 as compared with 2004. The premiums in 2004 include $115 million from the individual life business and $165 million from the specialty medical business.
Net results improved by $344 million in 2005 as compared with 2004. The improvement in net results related primarily to a $389 million realized loss on the sale of the individual life business in 2004. Also contributing to the improvement in net results was the reduction in 2005 of significant 2004 items related to certain assumed reinsurance exposures. Additionally, 2005 results included $13 million income related to a service agreement with a purchaser for sold businesses. These agreements have expired. These results were partially offset by a decline in net investment income of $99 million. This included a decrease of approximately $64 million from the trading portfolio which was largely offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. In addition, it included the absence of favorable results from sold insurance operations. Also unfavorably impacting the 2005 results was a $17 million provision increase for estimated indemnification liabilities related to the sold individual life business and unfavorable results related to the long term care business. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
CORPORATE AND OTHER NON-CORE
Overview
Corporate and Other Non-Core includes the results of certain property and casualty lines of business placed in run-off. CNA Re, formerly a separate property and casualty operating segment, is in run-off and is included in the Corporate and Other Non-Core segment. This segment also includes the results related to the centralized adjusting and settlement of APMT claims, as well as the results of our participation in voluntary insurance pools and various non-insurance operations. Other operations also include interest expense on corporate borrowings and intercompany eliminations.
The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including APMT and intrasegment eliminations.
Results of Operations

Years ended December 31	2006	2005	2004
(In millions)
Net investment income	$320	$251	$246
Revenues	305	311	358
Net operating income	3	9	84
Net realized investment gains (losses), after-tax	27	(12)	39
Net income (loss)	30	(3)	123
2006 Compared with 2005
Revenues decreased $6 million in 2006 as compared with 2005. Revenues in 2006 and 2005 included interest income related to federal income tax settlements of $4 million and $121 million as further discussed in Note E to the Consolidated Financial Statements included under Item 8. This decrease was substantially offset by increased net investment income and improved realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net results increased $33 million in 2006 as compared with 2005. The improvement was primarily driven by a decrease in unfavorable net prior year development as discussed further below. Offsetting this favorable impact was an increase in current accident year losses related to mass torts, discontinuation of royalty income related to a sold business and increased interest costs related to the issuance of $750 million of senior notes in August 2006.
Unfavorable net prior year development of $88 million was recorded during 2006, including $86 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $2 million of unfavorable premium development. Unfavorable net prior year development of $306 million was recorded in 2005, including $291 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $15 million of unfavorable premium development. Further information on Corporate and Other Non-Core’s Net Prior Year Development for 2006 and 2005 is included in Note F of the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2006 and 2005 for Corporate and Other Non-Core.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31	2006	2005
(In millions)
Gross Case Reserves	$2,511	$3,297
Gross IBNR Reserves	3,528	4,075

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,039	$7,372

Net Case Reserves	$1,453	$1,554
Net IBNR Reserves	1,999	1,902

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,452	$3,456

2005 Compared with 2004
Revenues decreased $47 million in 2005 as compared with 2004. The decrease in revenues was primarily due to reduced net earned premiums in CNA Re of $134 million due to the exit from the assumed reinsurance business in 2003 and decreased net realized investment results. Partially offsetting these decreases was $121 million of interest income related to a federal income tax settlement. See Note E to the Consolidated Financial Statements included under Item 8 for further information.
Net results decreased $126 million in 2005 as compared with 2004. The decrease in net results was primarily due to a $139 million after-tax increase in unfavorable net prior year development related primarily to commutations and reserve strengthening, a $51 million decrease in net realized investment results and a decrease in the provision recorded for uncollectible reinsurance. Net realized investment results for the year ended December 31, 2005 and 2004 included a $22 million after-tax and $36 million after-tax impairment related to a national contractor. See Note S to the Consolidated Financial Statements included under Item 8 for additional information regarding the national contractor. Partially offsetting these decreases was a $115 million after-tax benefit related to a federal income tax settlement and release of federal income tax reserves.
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
In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against us; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of state and federal legislation to address asbestos claims; the potential for increases and decreases in asbestos, environmental pollution and mass tort claims which cannot now be anticipated; the potential for increases and decreases in costs to defend asbestos, pollution and mass tort claims; the possibility of expanding theories of liability against our policyholders in environmental and mass tort matters; possible exhaustion of underlying umbrella and excess coverage; and future developments pertaining to our ability to recover reinsurance for asbestos, pollution and mass tort claims.
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
We have annually performed ground up reviews of all open APMT claims to evaluate the adequacy of our APMT reserves. In performing our comprehensive ground up analysis, we consider input from our professionals with direct responsibility for the claims, inside and outside counsel with responsibility for our representation and our actuarial staff. These professionals consider, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; facts or allegations regarding the policies we issued or are alleged to have issued, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the policyholders’ allegations; the existence of other insurance; and reinsurance arrangements.
Further information on APMT Net Prior Year Development is included in Note F of the Consolidated Financial Statements included under Item 8.

The following table provides data related to our APMT claim and claim adjustment expense reserves.
APMT Reserves

	December 31, 2006		December 31, 2005
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)
Gross reserves	$2,635	$647	$2,992	$680
Ceded reserves	(1,183)	(231)	(1,438)	(257)

Net reserves	$1,452	$416	$1,554	$423

Asbestos
In the past several years, we experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. In recent years, the rate of new filings has decreased. Various challenges to mass screening claimants have been successful. Historically, the majority of asbestos bodily injury claims have been filed by persons exhibiting few, if any, disease symptoms. Studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66% and up to 90%. Some courts and some state statutes mandate that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment. Some plaintiffs classified as “unimpaired” continue to challenge those orders and statutes. Therefore, the ultimate impact of the orders and statutes on future asbestos claims remains uncertain.
Several factors are, in our view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities that are now bankrupt continue to seek other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. Various challenges to these practices have succeeded in litigation, and are continuing to be litigated. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards for injury, exposure and causation. This also presents the potential for exhausting policy limits in an accelerated fashion. Challenges to these practices are being mounted, though the ultimate impact or success of these tactics remains uncertain.
As a result of bankruptcies and insolvencies, we had in the past observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. During the last few years the rate of new bodily injury claims had moderated and most recently the new claims filing rate has decreased although the number of policyholders claiming coverage for asbestos related claims has remained relatively constant in the past several years.
We have resolved a number of our large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement.
In 1985, 47 asbestos producers and their insurers, including The Continental Insurance Company (CIC), executed the Wellington Agreement. The agreement was intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement.
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

We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100 thousand of cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 80% and 81% of our total active asbestos accounts are classified as small accounts at December 31, 2006 and 2005.
We also evaluate our asbestos liabilities arising from our assumed reinsurance business and our participation in various pools, including Excess & Casualty Reinsurance Association (ECRA).
IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.
The tables below depict our overall pending asbestos accounts and associated reserves at December 31, 2006 and 2005.
Pending Asbestos Accounts and Associated Reserves

		Net Paid
		(Recovered) Losses	Net Asbestos	Percent of
	Number of	in 2006	Reserves	Asbestos
December 31, 2006	Policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured Settlements	15	$22	$171	12%
Wellington	3	(1)	14	1
Coverage in place	37	(18)	79	5
Fibreboard	1	—	53	4

Total with settlement agreements	56	3	317	22

Other policyholders with active accounts
Large asbestos accounts	220	76	254	17
Small asbestos accounts	1,080	17	101	7

Total other policyholders	1,300	93	355	24

Assumed reinsurance and pools	—	6	141	10
Unassigned IBNR	—	—	639	44

Total	1,356	$102	$1,452	100%

Pending Asbestos Accounts and Associated Reserves

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2005	Reserves	Asbestos
December 31, 2005	Policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured Settlements	13	$30	$167	11%
Wellington	4	2	15	1
Coverage in place	34	13	58	4
Fibreboard	1	—	54	3

Total with settlement agreements	52	45	294	19

Other policyholders with active accounts
Large asbestos accounts	199	68	273	17
Small asbestos accounts	1,073	23	135	9

Total other policyholders	1,272	91	408	26

Assumed reinsurance and pools	—	6	143	9
Unassigned IBNR	—	—	709	46

Total	1,324	$142	$1,554	100%

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

The tables below depict our overall pending environmental pollution accounts and associated reserves at December 31, 2006 and 2005.
Pending Environmental Pollution Accounts and Associated Reserves

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2006	Reserves	Pollution Net
December 31, 2006	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with Settlement Agreements
Structured settlements	11	$16	$9	3%
Coverage in place	18	5	14	5

Total with Settlement Agreements	29	21	23	8

Other Policyholders with Active Accounts
Large pollution accounts	115	20	58	20
Small pollution accounts	346	9	46	17

Total Other Policyholders	461	29	104	37

Assumed Reinsurance & Pools	—	1	32	11
Unassigned IBNR	—	—	126	44

Total	490	$51	$285	100%

Pending Environmental Pollution Accounts and Associated Reserves

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2005	Reserves	Pollution Net
December 31, 2005	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with Settlement Agreements
Structured settlements	6	$10	$17	5%
Coverage in place	16	10	23	7

Total with Settlement Agreements	22	20	40	12

Other Policyholders with Active Accounts
Large pollution accounts	120	18	63	19
Small pollution accounts	362	15	50	15

Total Other Policyholders	482	33	113	34

Assumed Reinsurance & Pools	—	3	33	10
Unassigned IBNR	—	—	150	44

Total	504	$56	$336	100%

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31	2006	2005	2004
(In millions)
Fixed maturity securities	$1,842	$1,608	$1,571
Short term investments	248	147	56
Limited partnerships	288	254	212
Equity securities	23	25	14
Income from trading portfolio (a)	103	47	110
Interest on funds withheld and other deposits	(68)	(166)	(261)
Other	18	20	18

Gross investment income	2,454	1,935	1,720
Investment expense	(42)	(43)	(40)

Net investment income	$2,412	$1,892	$1,680

(a)	There was no change in net unrealized gains (losses) on trading securities included in net investment income for the year ended December 31, 2006. The change in net unrealized gains (losses) on trading securities included in net investment income was $(7) million and $2 million for the years ended December 31, 2005 and 2004.
Net investment income increased by $520 million for 2006 compared with 2005. The improvement was primarily driven by interest rate increases across fixed maturity securities and short term investments, an increase in the overall invested asset base resulting from improved cash flow and a reduction of interest expense on funds withheld and other deposits. During 2006 and 2005, we commuted several significant finite reinsurance contracts which contained interest crediting provisions and as a result, interest expense on funds withheld has declined significantly. No further interest expense is due on the funds withheld on the commuted contracts. The pretax interest expense on funds withheld related to these significant commuted contracts was $14 million, $84 million and $146 million for December 31, 2006, 2005 and 2004, and was reflected as a component of Net investment income in our Consolidated Statements of Operations. The 2005 and 2004 amounts include the interest charges associated with the contract commuted in 2006. See Note H of the Consolidated Financial Statements included under Item 8 for additional information for interest costs on funds withheld and other deposits. Also impacting net investment income was increased income from the trading portfolio of approximately $56 million. The increased income from the trading portfolio was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.
Net investment income increased by $212 million for 2005 compared with 2004. This increase was due to the reduced interest expense on funds withheld and other deposits discussed above and improved results across all other available-for-sale asset classes, especially short term investments, due to the improved period over period yields. This improvement was partly offset by decreases in investment income from the trading portfolio.
The bond segment of the investment portfolio yielded 5.6% in 2006, 4.9% in 2005 and 4.6% in 2004.

Net Realized Investment Gains (Losses)
The components of net realized investment results for available-for-sale securities are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31	2006	2005	2004
(In millions)
Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$62	$(33)	$10
Corporate and other taxable bonds	(98)	(86)	123
Tax-exempt bonds	53	12	42
Asset-backed bonds	(9)	14	53
Redeemable preferred stock	(3)	3	19

Total fixed maturity securities	5	(90)	247
Equity securities	16	38	202
Derivative securities	18	49	(84)
Short term investments	(5)	—	(3)
Other, including dispositions of businesses net of participating policyholders’ interest	53	(10)	(601)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	87	(13)	(239)
Allocated to participating policyholders’ and minority interests	(1)	3	(9)

Income tax (expense) benefit	(19)	—	95

Net realized investment gains (losses), net of participating policyholders’ and minority interests	$67	$(10)	$(153)

Net realized investment results increased by $77 million for 2006 compared with 2005. The increase in net realized investment results was primarily driven by improved results in fixed maturity securities, partially offset by increases in interest rate related other-than-temporary impairment (OTTI) losses for which we did not assert an intent to hold until an anticipated recovery in value. For 2006, OTTI losses of $112 million were recorded primarily in the corporate and other taxable bonds sector. Other realized investment gains (losses) for the year ended December 31, 2006, included a $37 million pretax gain related to a settlement received as a result of bankruptcy litigation of a major telecommunications corporation.
Net realized investment results improved $143 million in 2005 compared with 2004. This improvement was primarily the result of a 2004 loss of $389 million on the sale of the individual life insurance business, partly offset by reduced gains for equities securities. Equity results in 2004 included a gain of $105 million related to our investment in Canary Wharf Group PLC, a London-based real estate company. Also impacting results for 2005 versus 2004 were decreased results in the overall fixed maturity asset class partly offset by improved results for the derivatives asset class. OTTI losses of $70 million were recorded in 2005 across various sectors, including an OTTI loss of $22 million related to loans made under a credit facility to a national contractor, that are classified as fixed maturities. OTTI losses of $60 million were recorded in 2004 across various sectors, including an OTTI loss of $36 million related to loans to the national contractor. For additional information on loans to the national contractor, see Note S of the Consolidated Financial Statements included under Item 8. Other realized investment gains (losses) for the year ended December 31, 2005 and 2004 include gains and losses related to the sales of certain operations or affiliates that are described in Note P of the Consolidated Financial Statements included under Item 8.
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
The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in Item 7A – Quantitative and Qualitative Disclosures about Market Risk included herein.
We invest in certain derivative financial instruments primarily to reduce our exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. We also use derivatives to mitigate market risk by purchasing S&P 500® index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. We provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $27 million as of December 31, 2006. For over-the-counter derivative transactions we utilize International Swaps and Derivatives Association (ISDA) Master Agreements that specify certain limits over which collateral is exchanged. As of December 31, 2006, we provided $31 million of cash as collateral for over-the-counter derivative instruments.
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
The following table provides further detail of gross realized gains and gross realized losses on available-for-sale fixed maturity securities and equity securities, which include OTTI losses.
Realized Gains and Losses

Years ended December 31	2006	2005	2004
(In millions)
Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$382	$361	$704
Gross realized losses	(377)	(451)	(457)

Net realized gains (losses) on fixed maturity securities	5	(90)	247

Equity securities:
Gross realized gains	24	73	225
Gross realized losses	(8)	(35)	(23)

Net realized gains on equity securities	16	38	202

Net realized gains (losses) on fixed maturity and equity securities	$21	$(52)	$449

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
Largest Realized Losses from Securities Sold at a Loss
Year ended December 31, 2006

	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)
Various notes and bonds issued by the United States Treasury. Securities sold due to outlook on interest rates and inflation.	$4,529	$18	0-6

State issued revenue bonds. Positions were sold as part of a broader initiative to reduce municipal holdings.	289	6	0-12

Financial services group that provides property and casualty, managed care, life, and various other insurance products in the United States. Position was sold to reduce exposure to the issuer and sector.	56	5	0-6

Company is in the advertising industry, utilizing various venues including television, radio, outdoor displays, and live entertainment. The company has entered into an agreement to be acquired. Position was reduced in response to the announced transaction.	66	5	0-12+

Company develops and operates broadband cable communication networks, high speed internet service and digital video applications. Position was sold in response to newly issued debt.	92	5	0-6

	$5,032	$39

(a)	Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

Valuation and Impairment of Investments
The following table details the carrying value of our general account investments.
Carrying Value of Investments

	December 31,		December 31,
	2006	%	2005	%
(In millions)
General account investments:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$5,138	12%	$1,469	4%
Asset-backed securities	13,677	31	12,859	32
States, municipalities and political subdivisions – tax-exempt	5,146	12	9,209	23
Corporate securities	7,132	16	6,165	15
Other debt securities	3,642	8	3,044	8
Redeemable preferred stock	912	2	216	1
Options embedded in convertible debt securities	—	—	1	—

Total fixed maturity securities available-for-sale	35,647	81	32,963	83

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	2	—	4	—
Asset-backed securities	55	—	87	—
Corporate securities	133	1	154	1
Other debt securities	14	—	26	—

Total fixed maturity securities trading	204	1	271	1

Equity securities available-for-sale:
Common stock	452	1	289	1
Preferred stock	145	—	343	1

Total equity securities available-for-sale	597	1	632	2

Total equity securities trading	60	—	49	—

Short term investments available-for-sale	5,538	13	3,870	9
Short term investments trading	172	—	368	1
Limited partnerships	1,852	4	1,509	4
Other investments	26	—	33	—

Total general account investments	$44,096	100%	$39,695	100%

Our general account investments consist primarily of asset-backed securities, corporate securities, short term investments, municipal and U.S. treasury securities.
A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. We analyze securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value for those securities in an unrealized loss position. Information on our OTTI process is set forth in Note B of the Consolidated Financial Statements included under Item 8.
Investments in the general account had a total net unrealized gain of $966 million at December 31, 2006 compared with $787 million at December 31, 2005. The unrealized position at December 31, 2006 was comprised of a net unrealized gain of $716 million for fixed maturities, a net unrealized gain of $249 million for equity securities, and a net unrealized gain of $1 million for short term securities. The unrealized position at December 31, 2005 was comprised of a net unrealized gain of $618 million for fixed maturities, a net unrealized gain of $170 million for equity securities, and a net unrealized loss of $1 million for short term securities. See Note B of the Consolidated Financial Statements included under Item 8 for further detail on the unrealized position of our general account investment portfolio.

Our investment policies for both the general account and separate account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.
The following table provides the composition of fixed maturity securities with an unrealized loss at December 31, 2006 in relation to the total of all fixed maturity securities with an unrealized loss by maturity profile. Securities not due at a single date are allocated based on weighted average life.
Maturity Profile

	Percent of	Percent of
	Market	Unrealized
	Value	Loss
Due in one year or less	5%	3%
Due after one year through five years	44	50
Due after five years through ten years	33	24
Due after ten years	18	23

Total	100%	100%

Our non-investment grade fixed maturity securities available-for-sale as of December 31, 2006 that were in a gross unrealized loss position had a fair value of $622 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of December 31, 2006 and 2005.
Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value
						Gross
	Estimated					Unrealized
December 31, 2006	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$509	$2	$—	$—	$—	$2
7-12 months	87	1	1	—	—	2
13-24 months	24	—	—	—	—	—
Greater than 24 months	2	—	—	—	—	—

Total non-investment grade	$622	$3	$1	$—	$—	$4

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Book Value
						Gross
	Estimated					Unrealized
December 31, 2005	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)
Fixed maturity securities:
Non-investment grade:
0-6 months	$632	$20	$8	$1	$—	$29
7-12 months	118	4	6	—	—	10
13-24 months	122	3	—	—	—	3
Greater than 24 months	2	—	—	—	—	—

Total non-investment grade	$874	$27	$14	$1	$—	$42

As part of the ongoing OTTI monitoring process, we evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at December 31, 2006 and 2005. This determination was based on a number of factors that we regularly consider including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, our assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the book value of our investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, we continually assess our ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. We believe we have sufficient levels of liquidity so as to not impact the asset/liability management process.
Our equity securities classified as available-for-sale as of December 31, 2006 that were in an unrealized loss position had a fair value of $14 million and unrealized losses of $1 million. Under the same process as followed for fixed maturity securities, we monitor the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the book value of our investment through an anticipated recovery in the fair value of such securities.
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
The general account portfolio consists primarily of high quality bonds, 91% and 92% of which were rated as investment grade (rated BBB or higher) at December 31, 2006 and 2005. The following table summarizes the ratings of our general account bond portfolio at carrying value.
General Account Bond Ratings

December 31	2006	%	2005	%
(In millions)
U.S. Government and affiliated agency securities	$5,285	15%	$1,628	5%
Other AAA rated	16,311	47	18,233	55
AA and A rated	5,222	15	6,046	18
BBB rated	4,933	14	4,499	14
Non investment-grade	3,188	9	2,612	8

Total	$34,939	100%	$33,018	100%

At December 31, 2006 and 2005, approximately 96% and 95% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or us.
The following table summarizes the bond ratings of the investments supporting separate account products which guarantee principal and a specified rate of interest.
Separate Account Bond Ratings

December 31	2006	%	2005	%
(In millions)
U.S. Government and affiliated agency securities	$—	—%	$—	—%
Other AAA rated	111	26	120	26
AA and A rated	242	56	193	41
BBB rated	75	17	142	31
Non investment-grade	6	1	11	2

Total	$434	100%	$466	100%

At December 31, 2006 and 2005, 100% and 98% of the separate account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or us.

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
The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at December 31, 2006 was $191 million, which represents 0.4% of our total investment portfolio. These securities were in a net unrealized gain position of $143 million at December 31, 2006. Of these securities, 80% are priced by unrelated third party sources.
Included in our general account fixed maturity securities at December 31, 2006 were $13,732 million of asset-backed securities, at fair value, consisting of approximately 63% in collateralized mortgage obligations (CMOs), 21% in corporate asset-backed obligations, 14% in corporate mortgage-backed pass-through certificates and 2% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are primarily priced by a third party pricing service.
The carrying value of the components of the general account short term investment portfolio is presented in the following table.
Short term Investments

	December 31,	December 31,
	2006	2005
(In millions)
Short term investments available-for-sale:
Commercial paper	$923	$1,906
U.S. Treasury securities	1,093	251
Money market funds	196	294
Other, including collateral held related to securities lending	3,326	1,419

Total short term investments available-for-sale	5,538	3,870

Short term investments trading:
Commercial paper	43	94
U.S. Treasury securities	2	64
Money market funds	127	200
Other	—	10

Total short term investments trading	172	368

Total short term investments	$5,710	$4,238

The fair value of collateral held related to securities lending, included in other short term investments, was $2,851 million and $767 million at December 31, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For 2006, net cash provided by operating activities was $2,250 million as compared to $2,169 million in 2005. Cash provided by operating activities was favorably impacted by increased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by us and increased investment income receipts. Policyholder fund withdrawals are reflected as financing cash flows. Cash provided by operating activities was unfavorably impacted by decreased premium collections, increased tax payments, and increased loss payments.
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
Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash used for investing activities was $1,646 million, $1,316 million, and $2,084 million for 2006, 2005, and 2004. Cash flows used by investing activities related principally to purchases of fixed maturity securities and short term investments.
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
For those securities in the portfolio that are not part of a segregated asset/liability management strategy, we typically manage the portfolio to a target duration range dictated by the underlying insurance liabilities. In managing these portfolios, securities are bought and sold based on individual security value assessments made, but with the overall goal of meeting the duration targets.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For 2006 and 2005, net cash used for financing activities was $605 million and $837 million as compared with net cash provided from financing activities of $61 million in 2004. Net cash flows used by financing activities in 2006 were primarily related to the return of investment contract balances. Additionally, we issued long-term debt and common stock, the proceeds of which were used to repurchase the Series H Cumulative Preferred Stock Issue (Series H Issue) and to repay our 6.75% notes. See the Loews section below for further discussion.
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our working capital needs.
We have an effective shelf registration statement under which we may issue debt or equity securities.
Commitments, Contingencies, and Guarantees
We have various commitments, contingencies and guarantees which we become involved with during the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating our liquidity and capital resources.

A summary of our commitments as of December 31, 2006 is presented in the following table.
Contractual Commitments

December 31, 2006	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)
Debt (a)	3,364	143	604	636	1,981
Lease obligations	234	49	78	56	51
Claim and claim expense reserves (b)	31,398	7,147	9,341	4,810	10,100
Future policy benefits reserves (c)	10,803	346	348	337	9,772
Policyholder funds reserves (c)	994	382	454	9	149
Guaranteed payment contracts (d)	15	12	3	—	—

Total	$46,808	$8,079	$10,828	$5,848	$22,053

(a)	Includes estimated future interest payments, but does not include original issue discount.

(b)	Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of claims based on our assessment of facts and circumstances known as of December 31, 2006. See the Reserves – Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $12 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)	Future policy benefits and policyholder funds reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of December 31, 2006. Future policy benefit reserves of $891 million and policyholder fund reserves of $47 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included. Additional information on future policy benefits and policyholder funds reserves is included in Note A of the Consolidated Financial Statements included under Item 8.

(d)	Primarily relating to telecommunications and software services.
Further information on our commitments, contingencies and guarantees is provided in Notes B, F, G, I and K of the Consolidated Financial Statements included under Item 8.
Off-Balance Sheet Arrangements
In the course of selling business entities and assets to third parties, we have agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2006, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $933 million.
In addition, we have agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2006, we had outstanding unlimited indemnifications in connection with the sales of certain of our business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2006, we have recorded approximately $28 million of liabilities related to these indemnification agreements.
Other than the items discussed above, we do not have any other off-balance sheet arrangements.
Regulatory Matters
We previously established a plan to reorganize and streamline our U.S. property and casualty insurance legal entity structure in order to realize capital, operational, and cost efficiencies. Another phase of this multi-year plan has been completed with the mergers of thirteen of our U.S. property and casualty insurance entities into other CNA insurance entities. Effective December 31, 2006, twelve companies merged, either directly or indirectly, with and into CIC, and one company merged directly into CCC. We also reduced the number of states in which these entities are domiciled as part of this phase. Previous phases of this plan served to consolidate our U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. In order to facilitate the execution of this plan, we have agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners (NAIC). Pursuant to our participation in this working group, we have agreed to certain time frames and informational provisions in relation to the reorganization plan.
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
Subsequent to receipt of the SEC subpoena, we produced documents and provided additional information at the SEC’s request. In addition, the SEC and representatives of the United States Attorney’s Office for the Southern District of New York conducted interviews with several of our current and former executives relating to the restatement of our financial results for 2004, including our relationship with and accounting for transactions with an affiliate that were the basis for the restatement. The SEC also requested information relating to our restatement in 2006 of prior period results. It is possible that our analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities. As a result, further restatements of our financial results are possible.
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
Further information on our dividends from subsidiaries is provided in Note L of the Consolidated Financial Statements included under Item 8.
Loews
In December 2002, we sold $750 million of a new issue of preferred stock, the Series H Issue, to Loews. The Series H Issue accrued cumulative dividends at an initial rate of 8% per year, compounded annually. In August 2006, we repurchased the Series H Issue from Loews for approximately $993 million, a price equal to the liquidation preference. The Series H Issue dividend amounts through the repurchase date for the years ended December 31, 2006, 2005 and 2004 have been subtracted from Income from Continuing Operations to determine income from continuing operations available to common stockholders in the calculation of earnings per share.
We financed the repurchase of the Series H Issue with the proceeds from our sales of: (i) 7.0 million shares of our common stock in a public offering for approximately $235.5 million; (ii) $400 million of new 6.0% five-year senior notes and $350 million of new 6.5% ten-year senior notes in a public offering; and (iii) 7.86 million shares of our common stock to Loews in a private placement for approximately $264.5 million. We used the proceeds in excess of the amount used to repurchase the Series H Issue to fund the repayment of our $250 million outstanding 6.75% senior notes in November 2006.
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
The table below reflects the various group ratings issued by A.M. Best, Fitch, Moody’s and S&P as of January 24, 2007 for the Property and Casualty and Life companies. The table also includes the ratings for our senior debt and Continental senior debt.

Insurance Financial Strength
	Ratings (a)		Debt Ratings (a)
Property &
	Casualty	Life	CNAF	Continental
	CCC	CAC	Senior	Senior
	Group		Debt	Debt
A.M. Best	A	A-	bbb	Not rated
Fitch	A-	A-	BBB-	BBB-
Moody’s	A3	Baa1	Baa3	Baa3
S&P	A-	BBB+	BBB-	BBB-

(a)	A.M. Best, Fitch, Moody’s and Standard & Poor’s outlooks are stable for our debt and insurance financial strength ratings.
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
Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures using unobservable inputs, SFAS 157 requires separate disclosure of the effect on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within the year of adoption. We are currently evaluating the impact that adopting SFAS 157 will have on our results of operations and financial condition.
In January 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1,

Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 will improve financial reporting by eliminating the exemption from applying SFAS 133 to interests in certain securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS 155 will also improve financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS 133 prior to the adoption of this Statement. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption of SFAS 155 is not expected to have a significant impact on the carrying value of securities currently held or acquired subsequent to January 1, 2007.
In January 2007, the FASB released SFAS 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (Issue B40). Issue B40 provides a narrow scope exception from paragraph 13(b) of SFAS 133 for securitized interests that meet certain criteria and contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets. Issue B40 shall be applied upon adoption of SFAS 155. Adoption of Issue B40 in conjunction with SFAS 155 is not expected to have a significant impact on the carrying value of securities currently held or acquired subsequent to January 1, 2007.
In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Adoption of SOP 05-1 is not expected to have a significant impact on our results of operations or financial condition.
See Note A of the Consolidated Financial Statements included under Item 8 for additional information regarding accounting pronouncements.
FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves for asbestos, environmental pollution and mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews we are conducting; our expectations concerning our revenues, earnings, expenses and investment activities; expected cost savings and other results from our expense reduction and restructuring activities; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. We cannot control many of these risks and uncertainties. Some examples of these risks and uncertainties are:
•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	changes in financial markets such as fluctuations in interest rates, long term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on capital markets, and on the markets for D&O and errors and omissions coverages;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving us, and rulings and changes in tax laws and regulations;

•	effects upon insurance markets and upon industry business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•	legal and regulatory activities with respect to certain non-traditional and finite-risk insurance products, and possible resulting changes in accounting and financial reporting in relation to such products, including our restatement of financial results in May of 2005 and our relationship with an affiliate, Accord Re Ltd., as disclosed in connection with that restatement;

•	regulatory limitations, impositions and restrictions upon us, including the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

•	the impact of competitive products, policies and pricing and the competitive environment in which we operate, including changes in our book of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew under priced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement policies;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratios through more efficacious claims handling techniques;

•	the performance of reinsurance companies under reinsurance contracts with us;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in our composition of operating segments;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

•	the unpredictability of the nature, targets, severity or frequency of potential terrorist events, as well as the uncertainty as to our ability to contain our terrorism exposure effectively, notwithstanding the extension through December 31, 2007 of the Terrorism Risk Insurance Act of 2002;

•	the occurrence of epidemics;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, mass tort, construction defect claims and exposure to liabilities due to claims made by insureds and others relating to lead-based paint;

•	whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established or approved through federal legislation, or, if established and approved, whether it will contain funding requirements in excess of our established loss reserves or carried loss reserves;

•	the sufficiency of our loss reserves and the possibility of future increases in reserves;

•	regulatory limitations and restrictions, including limitations upon our ability to receive dividends from our insurance subsidiaries imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

•	the risks and uncertainties associated with our loss reserves as outlined in the Critical Accounting Estimates and the Reserves – Estimates and Uncertainties sections of this MD&A;

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

•	the possibility of further changes in our ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.
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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2006 and December 31, 2005 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at December 31, 2006 and December 31, 2005, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 Index (Index) from its level at December 31, 2006 and December 31, 2005, with all other variables held constant. Our equity holdings were assumed to be highly and positively correlated with the Index. At December 31, 2006, a 10% and 25% decrease in the Index would result in a $265 million and $662 million decrease compared to a $227 million and $567 million decrease at December 31, 2005, in the market value of our equity investments.
Of these amounts, under the 10% and 25% scenarios, $4 million and $10 million at December 31, 2006 and $4 million and $11 million at December 31, 2005 pertained to decreases in the fair value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the fair value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2006 and December 31, 2005, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the Index.
Market Risk Scenario 1

		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2006	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$35,647	$(1,959)	$(98)	$(91)
Fixed maturity securities trading	204	(2)	—	(2)
Equity securities available-for-sale	597	—	(9)	(60)
Equity securities trading	60	—	—	(6)
Short term investments available-for-sale	5,538	(5)	(32)	—
Short term investments trading	172	—	—	—
Limited partnerships	1,852	1	—	(37)
Other invested assets	23	—	—	—
Interest rate swaps	1	190	—	—
Equity index futures trading	—	1	—	(65)
Other derivative securities	2	1	(2)	—

Total general account	44,096	(1,773)	(141)	(261)

Separate accounts:
Fixed maturity securities	434	(21)	—	—
Equity securities	41	—	—	(4)
Short term investments	21	—	—	—

Total separate accounts	496	(21)	—	(4)

Total securities	$44,592	$(1,794)	$(141)	$(265)

Debt (carrying value)	$2,156	$(122)	$—	$—

Market Risk Scenario 1

		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2005	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$32,963	$(1,897)	$(89)	$(22)
Fixed maturity securities trading	271	(2)	(1)	(2)
Equity securities available-for-sale	632	—	(6)	(63)
Equity securities trading	49	—	—	(5)
Short term investments available-for-sale	3,870	(4)	(37)	—
Short term investments trading	368	—	—	—
Limited partnerships	1,509	1	—	(29)
Other invested assets	30	—	—	—
Interest rate swaps	—	66	—	—
Equity index futures trading	—	2	—	(102)
Other derivative securities	3	3	10	—

Total general account	39,695	(1,831)	(123)	(223)

Separate accounts:
Fixed maturity securities	466	(23)	—	—
Equity securities	44	—	—	(4)
Short term investments	36	—	—	—

Total separate accounts	546	(23)	—	(4)

Total securities	$40,241	$(1,854)	$(123)	$(227)

Debt (carrying value)	$1,690	$(92)	$—	$—

The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2006 and December 31, 2005, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the Index.
Market Risk Scenario 2

		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2006	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$35,647	$(2,925)	$(197)	$(227)
Fixed maturity securities trading	204	(3)	—	(5)
Equity securities available-for-sale	597	—	(18)	(149)
Equity securities trading	60	—	—	(15)
Short term investments available-for-sale	5,538	(7)	(64)	—
Short term investments trading	172	—	—	—
Limited partnerships	1,852	1	—	(93)
Other invested assets	23	—	—	—
Interest rate swaps	1	279	—	—
Equity index futures trading	—	2	—	(162)
Other derivative securities	2	1	(4)	(1)

Total general account	44,096	(2,652)	(283)	(652)

Separate accounts:
Fixed maturity securities	434	(31)	—	—
Equity securities	41	—	—	(10)
Short term investments	21	—	—	—

Total separate accounts	496	(31)	—	(10)

Total securities	$44,592	$(2,683)	$(283)	$(662)

Debt (carrying value)	$2,156	$(180)	$—	$—

Market Risk Scenario 2

		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2005	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$32,963	$(2,827)	$(178)	$(54)
Fixed maturity securities trading	271	(4)	(1)	(4)
Equity securities available-for-sale	632	—	(11)	(158)
Equity securities trading	49	—	—	(12)
Short term investments available-for-sale	3,870	(6)	(74)	—
Short term investments trading	368	—	—	—
Limited partnerships	1,509	1	—	(72)
Other invested assets	30	—	—	—
Interest rate swaps	—	95	—	—
Equity index futures trading	—	3	(1)	(255)
Other derivative securities	3	5	20	(1)

Total general account	39,695	(2,733)	(245)	(556)

Separate accounts:
Fixed maturity securities	466	(34)	—	—
Equity securities	44	—	—	(11)
Short term investments	36	—	—	—

Total separate accounts	546	(34)	—	(11)

Total securities	$40,241	$(2,767)	$(245)	$(567)

Debt (carrying value)	$1,690	$(135)	$—	$—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31	2006	2005	2004
(In millions, except per share data)
Revenues
Net earned premiums	$7,603	$7,569	$8,209
Net investment income	2,412	1,892	1,680
Realized investment gains (losses), net of participating policyholders’ and minority interests	86	(10)	(248)
Other revenues	275	411	283

Total revenues	10,376	9,862	9,924

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	6,047	6,999	6,445
Amortization of deferred acquisition costs	1,534	1,543	1,680
Other operating expenses	1,027	1,034	1,174
Restructuring and other related charges	(13)	—	(3)
Interest	131	124	124

Total claims, benefits and expenses	8,726	9,700	9,420

Income before income tax and minority interest	1,650	162	504
Income tax (expense) benefit	(469)	105	(31)
Minority interest	(44)	(24)	(27)

Income from continuing operations	1,137	243	446
Income (loss) from discontinued operations, net of income tax (expense) benefit of $7, $(2) and $(1)	(29)	21	(21)

Net income	$1,108	$264	$425

Basic Earnings Per Share

Income from continuing operations	$4.17	$0.68	$1.49
Income (loss) from discontinued operations	(0.11)	0.08	(0.09)

Basic earnings per share available to common stockholders	$4.06	$0.76	$1.40

Diluted Earnings Per Share

Income from continuing operations	$4.16	$0.68	$1.49
Income (loss) from discontinued operations	(0.11)	0.08	(0.09)

Diluted earnings per share available to common stockholders	$4.05	$0.76	$1.40

Weighted Average Outstanding Common Stock and Common Stock Equivalents

Basic	262.1	256.0	256.0

Diluted	262.3	256.0	256.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31	2006	2005
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $35,135 and $32,616)	$35,851	$33,234
Equity securities at fair value (cost of $408 and $511)	657	681
Limited partnership investments	1,852	1,509
Other invested assets	26	33
Short term investments	5,710	4,238

Total investments	44,096	39,695
Cash	84	96
Reinsurance receivables (less allowance for uncollectible receivables of $469 and $519)	9,478	11,917
Insurance receivables (less allowance for doubtful accounts of $368 and $445)	2,108	2,096
Accrued investment income	313	312
Receivables for securities sold	303	565
Deferred acquisition costs	1,190	1,197
Prepaid reinsurance premiums	342	340
Federal income taxes recoverable (includes $0 and $68 due from Loews Corporation)	—	62
Deferred income taxes	855	1,105
Property and equipment at cost (less accumulated depreciation of $571 and $546)	277	197
Goodwill and other intangible assets	142	146
Other assets	592	737
Separate account business	503	551

Total assets	$60,283	$59,016

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$29,636	$30,938
Unearned premiums	3,784	3,706
Future policy benefits	6,645	6,297
Policyholders’ funds	1,015	1,495
Collateral on loaned securities	2,851	767
Payables for securities purchased	221	129
Participating policyholders’ funds	50	53
Short term debt	—	252
Long term debt	2,156	1,438
Federal income taxes payable (includes $38 and $0 due to Loews Corporation)	40	—
Reinsurance balances payable	539	1,636
Other liabilities	2,740	2,513
Separate account business	503	551

Total liabilities	50,180	49,775

Commitments and contingencies (Notes B, F, G, I and K)
Minority interest	335	291

Stockholders’ equity:
Preferred stock (12,500,000 shares authorized)
Series H Issue (no par value; $100,000 stated value; no shares and 7,500 shares issued; held by Loews Corporation)	—	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,543 and 258,177,285 shares issued; and 271,108,780 and 256,001,968 shares outstanding)	683	645
Additional paid-in capital	2,166	1,701
Retained earnings	6,486	5,621
Accumulated other comprehensive income	549	359
Treasury stock (1,931,763 and 2,175,317 shares), at cost	(58)	(67)

	9,826	9,009
Notes receivable for the issuance of common stock	(58)	(59)

Total stockholders’ equity	9,768	8,950

Total liabilities and stockholders’ equity	$60,283	$59,016

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31	2006	2005	2004
(In millions)
Cash Flows from Operating Activities:
Net income	$1,108	$264	$425
Adjustments to reconcile net income to net cash flows provided by operating activities:
(Income) loss from discontinued operations	29	(21)	21
Loss (gain) on disposal of property and equipment	—	(1)	36
Minority interest	44	24	27
Deferred income tax provision	173	(220)	37
Trading securities activity	374	164	(93)
Realized investment (gains) losses, net of participating policyholders’ and minority interests	(86)	10	248
Undistributed earnings of equity method investees	(170)	(45)	(67)
Amortization of bond (discount) premium	(274)	(153)	9
Depreciation	48	54	75
Changes in:
Receivables, net	2,427	3,531	(545)
Deferred acquisition costs	7	71	194
Accrued investment income	(1)	(15)	(12)
Federal income taxes recoverable/payable	102	(62)	596
Prepaid reinsurance premiums	(2)	788	233
Reinsurance balances payable	(1,097)	(1,344)	(318)
Insurance reserves	(771)	(943)	1,075
Other assets	142	(16)	335
Other liabilities	306	55	105
Other, net	(98)	75	(397)

Total adjustments	1,153	1,952	1,559

Net cash flows provided by operating activities-continuing operations	$2,261	$2,216	$1,984

Net cash flows used by operating activities-discontinued operations	$(11)	$(47)	$(16)

Net cash flows provided by operating activities-total	$2,250	$2,169	$1,968

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(48,757)	$(62,990)	$(58,379)
Proceeds from fixed maturity securities:
Sales	42,433	55,611	48,427
Maturities, calls and redemptions	4,310	4,579	4,800
Purchases of equity securities	(340)	(482)	(351)
Proceeds from sales of equity securities	221	316	522
Change in short term investments	(1,331)	1,627	2,021
Change in collateral on loaned securities	2,084	(151)	476
Change in other investments	(195)	86	(30)
Purchases of property and equipment	(131)	(45)	(41)
Dispositions	8	57	647
Other, net	16	56	(194)

Net cash flows used by investing activities-continuing operations	$(1,682)	$(1,336)	$(2,102)

Net cash flows provided by investing activities-discontinued operations	$36	$20	$18

Net cash flows used by investing activities-total	$(1,646)	$(1,316)	$(2,084)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

	2006	2005	2004
Cash Flows from Financing Activities:
Proceeds from the issuance of long term debt	$759	$—	$972
Principal payments on debt	(294)	(568)	(618)
Return of investment contract account balances	(589)	(281)	(479)
Receipts of investment contract account balances	4	7	181
Payment to repurchase Series H Issue preferred stock	(993)	—	—
Proceeds from the issuance of common stock	499	—	—
Stock options exercised	10	2	—
Other, net	(1)	3	5

Net cash flows (used) provided by financing activities-continuing operations	$(605)	$(837)	$61

Net cash flows provided by financing activities-discontinued operations	$—	$—	$—

Net cash flows (used) provided by financing activities-total	$(605)	$(837)	$61

Net change in cash	(1)	16	(55)
Net cash transactions from continuing operations to discontinued operations	14	(42)	13
Net cash transactions from discontinued operations to continuing operations	(14)	42	(13)

Cash, beginning of year	125	109	164

Cash, end of year	$124	$125	$109

Cash-continuing operations	$84	$96	$95
Cash-discontinued operations	40	29	14

Cash-total	$124	$125	$109

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders’ Equity

					Accumulated		Notes
			Additional		Other		Receivable for	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	the Issuance of	Stockholders’
(In millions)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Common Stock	Equity
Balance, January 1, 2004	$1,500	$565	$1,031	$4,932	$852	$(69)	$(76)	$8,735

Comprehensive income:
Net income	—	—	—	425	—	—	—	425
Other comprehensive loss	—	—	—	—	(191)	—	—	(191)

Total comprehensive income								234
Conversion of Series I preferred stock to common stock	(750)	80	670	—	—	—	—	—
Decrease in notes receivable for the issuance of common stock	—	—	—	—	—	—	5	5

Balance, December 31, 2004	750	645	1,701	5,357	661	(69)	(71)	8,974

Comprehensive income:
Net income	—	—	—	264	—	—	—	264
Other comprehensive loss	—	—	—	—	(302)	—	—	(302)

Total comprehensive loss								(38)
Stock options exercised	—	—	—	—	—	2	—	2
Decrease in notes receivable for the issuance of common stock	—	—	—	—	—	—	12	12

Balance, December 31, 2005	750	645	1,701	5,621	359	(67)	(59)	8,950

Comprehensive income:
Net income	—	—	—	1,108	—	—	—	1,108
Other comprehensive income	—	—	—	—	236	—	—	236

Total comprehensive income								1,344
Liquidation preference in excess of par value on Series H Issue	—	—	—	(243)	—	—	—	(243)
Repurchase of Series H Issue	(750)	—	—	—	—	—	—	(750)
Issuance of common stock		38	461					499
Adjustment to initially apply FAS 158, net of tax					(46)			(46)
Stock options exercised	—	—	1	—	—	9	—	10
Decrease in notes receivable for the issuance of common stock	—	—	—	—	—	—	1	1
Other	—	—	3	—	—	—	—	3

Balance, December 31, 2006	$—	$683	$2,166	$6,486	$549	$(58)	$(58)	$9,768

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of December 31, 2006.
The Company’s individual life insurance business, including its previously wholly-owned subsidiary Valley Forge Life Insurance Company (VFL), was sold on April 30, 2004 to Swiss Re Life & Health America Inc. (Swiss Re). The results of the individual life insurance business sold through the date of sale are included in the Consolidated Statement of Operations for the year ended December 31, 2004. See Note P for further information.
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany amounts have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The amounts presented on the December 31, 2005 Consolidated Balance Sheet related to Insurance receivables and Other liabilities have been corrected from $1,866 million and $2,283 million to $2,096 million and $2,513 million, to conform to the 2006 presentation. The correction of $230 million relates to balances payable to insureds that were previously reflected as a deduction from insurance receivables and are currently reflected as liabilities. The balances are principally related to amounts deposited with the Company by customers, such as amounts related to the funding of deductible obligations.
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
Core insurance products include property and casualty coverages. Non-core insurance products, which primarily have been sold or placed in run-off, include life and accident and health insurance; retirement products and annuities; and property and casualty reinsurance. CNA services include risk management, information services and claims administration. CNA’s products and services are marketed through independent agents, brokers, managing general agents and direct sales.
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
Premiums for life insurance products and annuities are recognized as revenue when due after deductions for ceded insurance premiums.
Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution and mass tort (APMT), workers’ compensation lifetime claims, accident and health claims and certain claims associated with discontinued operations, are not discounted and are based on 1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries and 6) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Reinsurance receivables in the Consolidated Balance Sheets. See Note Q for further information on claim and claim adjustment expense reserves for discontinued operations.
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under high deductible policies of $2.5 billion and $2.8 billion as of December 31, 2006 and 2005. A portion of these amounts is supported by collateral. The Company also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in the Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CAC for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.6% to 7.5% at December 31, 2006 and 2005. At December 31, 2006 and 2005, the discounted reserves for unfunded structured settlements were $814 million and $843 million, net of discount of $1,250 million and $1,309 million.
Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience. Workers’ compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates that range from 3.5% to 6.5% at December 31, 2006 and 2005. At December 31, 2006 and 2005, such discounted reserves totaled $1,284 million and $1,238 million, net of discount of $416 million and $430 million.
Future policy benefits reserves: Reserves for long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 6.0% to 8.6% at December 31, 2006 and 2005, and mortality, morbidity and withdrawal assumptions are based on Company and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. The net reserves for traditional life insurance products (whole and term life products) including interest-sensitive contracts were ceded on a 100% indemnity reinsurance basis to Swiss Re in connection with the sale of the individual life insurance business. See Note P for further information.
Policyholders’ funds reserves: Policyholders’ funds reserves primarily include reserves for investment contracts without life contingencies. For these contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities in the Consolidated Balance Sheets. As of December 31, 2006 and 2005, the liability balances were $189 million and $185 million. As of December 31, 2006 and 2005, included in other assets were $7 million and $10 million of related assets for premium tax offsets. The related asset is limited to the amount that is able to be assessed on future premium collections from business written or committed to be written.
Reinsurance: Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Balance Sheets. The cost of reinsurance is primarily accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. The ceding of insurance does not discharge the primary liability of the Company. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits in the Consolidated Statements of Operations.
Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by the Company are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. At December 31, 2006 and 2005, the Company had approximately $104 million and $171 million recorded as deposit assets and $71 million and $111 million recorded as deposit liabilities.
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
Participating insurance: Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws. When limitations exist on the amount of net income from participating life insurance contracts that may be distributed to shareholders, the share of net income on those policies that cannot be distributed to shareholders is excluded from stockholders’ equity by a charge to operations and the establishment of a corresponding liability.
Deferred acquisition costs: Acquisition costs include commissions, premium taxes and certain underwriting and policy issuance costs which vary with and are related primarily to the acquisition of business. Such costs related to property and casualty business are deferred and amortized ratably over the period the related premiums are earned.
Deferred acquisition costs related to accident and health insurance are amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefits reserves for such contracts. Assumptions as to anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in results of operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.
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

Periodic maintenance costs, such as premiums, necessary to keep the underlying policy inforce are expensed as incurred and are included in other operating expenses. Revenue is recognized and included in Other revenue in the Consolidated Statements of Operations when the life insurance policy underlying the life settlement contract matures. See the Accounting Pronouncements section of this note for further discussion of Financial Accounting Standards Board (FASB) Staff Position No. 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors.
Separate Account Business
Separate account assets and liabilities represent contract holder funds related to investment and annuity products, which are segregated into accounts with specific underlying investment objectives. The assets and liabilities of these contracts are legally segregated and reported as assets and liabilities of the separate account business. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are carried at contract values. Net income accruing to the Company related to separate accounts is primarily included within Other revenue on the Consolidated Statements of Operations.
Investments
Valuation of investments: CNA classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as either available-for-sale or trading, and as such, they are carried at fair value. Changes in fair value of trading securities are reported within net investment income. The amortized cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of other comprehensive income. Investments are written down to fair value and losses are recognized in Realized investment gains (losses) on the Consolidated Statements of Operations when a decline in value is determined to be other-than-temporary.
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
The Company’s limited partnership investments are recorded at fair value and typically reflect a reporting lag of up to three months. Fair value represents CNA’s equity in the partnership’s net assets as determined by the General Partner. Changes in fair value, which represents changes in partnership’s net assets, are recorded within net investment income. The majority of the limited partnerships invest in a substantial number of securities that are readily marketable. The Company is primarily a passive investor in such partnerships and does not have influence over the partnerships’ management, who are committed to operate them according to established guidelines and strategies. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships. In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R), the Company has consolidated three limited partnerships, which were previously accounted for using the equity method.
Other invested assets include certain derivative securities and real estate investments. Investments in derivative securities are carried at fair value with changes in fair value reported as a component of realized gains or losses or other comprehensive income, depending on their hedge designation. Changes in the fair value of derivative securities which are not designated as hedges, are reported as a component of realized gains or losses. Real estate investments are carried at the lower of cost or market value. Short term investments are generally carried at cost, which approximates fair value.
Realized investment gains and losses: All securities sold resulting in investment gains and losses are recorded on the trade date, except for bank loan participations which are recorded on the date that the legal agreements are finalized. Realized investment gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.
Equity in unconsolidated affiliates: CNA uses the equity method of accounting for investments in companies in which its ownership interest of the voting shares of an investee company enables CNA to influence the operating or financial decisions of the investee company, but CNA’s interest in the investee does not require consolidation. CNA’s proportionate share of equity in net income of these unconsolidated affiliates is reported in other revenues.
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
Cash collateral received on these transactions is invested in short term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities or letters of credit, received by the Company are not reflected as assets of the Company as there exists no right to sell or repledge the collateral. The fair value of collateral held and included in short term investments was $2,851 million and $767 million at December 31, 2006 and 2005. The fair value of non-cash collateral was $385 million and $138 million at December 31, 2006 and 2005.
Derivative Financial Instruments
All investments in derivatives are recorded at fair value. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. Derivatives include, but are not limited to, the following types of financial instruments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards, commitments to purchase securities, credit default swaps and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be separated from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.
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
The Company’s accounting for changes in the fair value of general account derivatives is as follows:

Nature of Hedge Designation	Derivative’s Change in Fair Value Reflected In:
No hedge designation	Realized investment gains or losses

Fair value designation	Realized investment gains or losses, along with the change in fair value of the hedged asset or liability that is attributable to the hedged risk

Cash flow designation	Other comprehensive income, with subsequent reclassification to earnings when the hedged transaction, asset or liability impacts earnings

Foreign currency designation	Consistent with fair value or cash flow above, depending on the nature of the hedging relationship
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

The Company uses derivatives in the normal course of business, primarily in an attempt to reduce its exposure to market risk (principally interest rate risk, equity stock price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). The Company’s principal objective under such risk strategies is to achieve the desired reduction in economic risk, even if the position will not receive hedge accounting treatment.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized in the Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (ISDA) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.
The Company has exposure to economic losses due to interest rate risk arising from changes in the level of, or volatility of, interest rates. The Company attempts to mitigate its exposure to interest rate risk through portfolio management, which includes rebalancing its existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards and commitments to purchase securities. These instruments are generally used to lock interest rates or market values, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments and variable rate debt. The Company has used these types of instruments as designated hedges against specific assets or liabilities on an infrequent basis.
The Company is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities, or instruments that derive their value from such securities. CNA attempts to mitigate its exposure to such risks by limiting its investment in any one security or index. The Company may also manage this risk by utilizing instruments such as options, swaps, futures and collars to protect appreciation in securities held. CNA uses derivatives in one of its separate accounts to mitigate equity price risk associated with its indexed group annuity contracts by purchasing Standard & Poor’s 500® (S&P 500®) index futures contracts in a notional amount equal to the contract holder liability.
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
Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the fair value of financial instruments denominated in a foreign currency. The Company’s foreign transactions are primarily denominated in British pounds, Euros and Canadian dollars. The Company typically manages this risk via asset/liability currency matching and through the use of foreign currency forwards. The Company has infrequently designated these types of instruments as hedges against specific assets or liabilities.
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
The Company is required to provide collateral for all exchange-traded futures and options contracts. These margin requirements are determined by the individual exchanges based on the fair value of the open positions and are in the custody of the exchange. Collateral may also be required for over-the-counter contracts such as interest rate swaps, credit default swaps and currency forwards per the ISDA agreements in place. The fair value of collateral provided was $58 million at December 31, 2006 and consisted primarily of cash. The fair value of the collateral at December 31, 2005 was $66 million and consisted primarily of U.S. Treasury Bills, which the Company had access to subject to replacement and therefore remained recorded as a component of Short term investments on the Consolidated Balance Sheets.
Income Taxes
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
Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets of $142 million and $146 million as of December 31, 2006 and 2005 primarily represents the excess of purchase price over the fair value of the net assets of acquired entities and businesses. The balance at December 31, 2006 and 2005 primarily related to Specialty Lines. During 2006, the Company determined that goodwill and other intangible assets of approximately $4 million was impaired related to the Standard Lines segment. Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests.
Earnings per Share Data
Earnings per share available to common stockholders is based on weighted average outstanding shares. Basic earnings per share excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
The Series H Cumulative Preferred Stock Issue (Series H Issue) was held by Loews and accrued cumulative dividends at an initial rate of 8% per year, compounded annually. In August 2006, the Company repurchased the Series H Issue from Loews for approximately $993 million, a price equal to the liquidation preference. The Series H Issue dividend amounts through the repurchase date for the years ended December 31, 2006, 2005 and 2004 have been subtracted from Income from Continuing Operations to determine income from continuing operations available to common stockholders.
Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2006, 2005 and 2004, approximately one million shares attributable to exercises under stock-based employee compensation plans were excluded from the calculation of diluted earnings per share because they were antidilutive.

The computation of earnings per share is as follows:
Earnings Per Share

Years ended December 31	2006	2005	2004
(In millions, except per share amounts)
Income from continuing operations	$1,137	$243	$446
Less: undeclared preferred stock dividend through repurchase date	(46)	(70)	(65)

Income from continuing operations available to common stockholders	$1,091	$173	$381

Weighted average outstanding common stock and common stock equivalents	262.1	256.0	256.0
Effect of dilutive securities, employee stock options	0.2	—	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	262.3	256.0	256.0

Basic earnings per share from continuing operations available to common stockholders	$4.17	$0.68	$1.49

Diluted earnings per share from continuing operations available to common stockholders	$4.16	$0.68	$1.49

The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123) to stock-based employee compensation under the Company’s stock-based compensation plans for the years ended 2005 and 2004.
Pro Forma Effect of SFAS 123 on Results

Years ended December 31	2005	2004
(In millions, except per share amounts)
Income from continuing operations	$243	$446
Less: undeclared preferred stock dividend	(70)	(65)

Income from continuing operations available to common stockholders	173	381

Income (loss) from discontinued operations, net of tax	21	(21)

Net income available to common stockholders	194	360

Less: Total stock-based compensation cost determined under the fair value method, net of tax	(2)	(2)

Pro forma net income available to common stockholders	$192	$358

Basic and diluted earnings per share, as reported	$0.76	$1.40

Basic and diluted earnings per share, pro forma	$0.75	$1.39

Supplementary Cash Flow Information
Cash payments made for interest were $109 million, $139 million and $123 million for the years ended December 31, 2006, 2005 and 2004. Cash payments made for federal income taxes were $173 million and $164 million for the years ended December 31, 2006 and 2005. Cash refunds received for federal income taxes amounted to $627 million for the year ended December 31, 2004.
Accounting Pronouncements
In May of 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction (SFAS 154). This standard is a replacement of Accounting Policy Board Opinion No. 20, Accounting Changes, and FASB Standard No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred. In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines. SFAS 154 was effective for fiscal years beginning after December 15, 2005 and was adopted by the Company as of January 1, 2006. Adoption of SFAS 154 did not have an impact on the results of operations or equity of the Company.
In November of 2005, the FASB issued FASB Staff Position (FSP) No. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP 115-1), as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 nullified certain requirements of The Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1), which provided guidance on determining whether an impairment is other-than-temporary. FSP 115-1 replaced guidance set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance and clarified that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP 115-1 carried forward the requirements in EITF 03-1 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that the impairment is not other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, the discount or reduced premium would be amortized over the remaining life of the security based on future estimated cash flows. FSP 115-1 was effective for reporting periods beginning after December 15, 2005 and was adopted by the Company as of January 1, 2006. Adoption of this standard increased income by approximately $3 million for the year ended December 31, 2006 related to the amortization of discount or reduced premium resulting from previously impaired securities. The Company has included the required additional disclosures in Note B.
In December of 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), that amends SFAS 123, as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). After the effective date of this standard, entities are not permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally are required to measure compensation expense using a fair-value based method. The Company applied the modified prospective transition method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants, modifies, repurchases or cancels after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R was effective for the Company as of January 1, 2006. The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Adoption of SFAS 123R decreased net income by $2 million for the year ended December 31, 2006. Prior to 2006, the Company applied the intrinsic value method under APB 25, and related interpretations, in accounting for its stock-based compensation plan. Under the recognition and measurement principles of APB 25, no stock-based compensation cost was recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R)) (SFAS 158). SFAS 158 requires a company who sponsors one or more single-employer defined benefit plans to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 requires a company to measure benefit plan assets and obligations as of the date of the company’s fiscal year-end statement of financial position. SFAS 158 also requires a company to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements were adopted by the Company as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Adoption of SFAS 158 decreased equity by $46 million at December 31, 2006. The Company has included the required additional disclosures in Note J.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires registrants to use a dual approach to include both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement in a company’s financial statements and the related financial statement disclosures. If either approach results in quantifying a misstatement that is material, then a registrant shall adjust the financial statements. SAB 108 provides transition guidance for correcting errors existing in prior years. SAB 108 does not change the requirements for the correction of an error discovered in prior year financial statements. Errors discovered in prior year financial statements shall continue to be accounted for in accordance with SFAS No. 154, Accounting Changes and Error Correction. SAB 108 was adopted by the Company as of December 31, 2006. Adoption of SAB 108 did not have an impact on the results of operations or financial condition of the Company.
In March 2006, the FASB issued FSP No. 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors (FSP 85-4-1). A life settlement contract for purposes of FSP 85-4-1 is a contract between the owner of a life insurance policy (the policy owner) and a third-party investor (investor). The previous accounting guidance, FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (FTB 85-4), required the purchaser of life insurance contracts to account for the life insurance contract at its cash surrender value. Because life insurance contracts are purchased in the secondary market at amounts in excess of the policies’ cash surrender values, the application of guidance in FTB 85-4 created a loss upon acquisition of the policy. FSP 85-4-1 provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP 85-4-1 allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. FSP 85-4-1 is effective for fiscal years beginning after June 15, 2006. The Company has elected to account for its investment in life settlement contracts using the fair value method and the initial expected impact upon adoption under the fair value method will be an increase to retained earnings as of January 1, 2007 of approximately $38 million.
In July 2006, FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact on retained earnings as of January 1, 2007 from the adoption of FIN 48 is expected to be approximately $5 million.

Note B. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31	2006	2005	2004
(In millions)
Fixed maturity securities	$1,842	$1,608	$1,571
Short term investments	248	147	56
Limited partnerships	288	254	212
Equity securities	23	25	14
Income from trading portfolio (a)	103	47	110
Interest on funds withheld and other deposits	(68)	(166)	(261)
Other	18	20	18

Gross investment income	2,454	1,935	1,720
Investment expenses	(42)	(43)	(40)

Net investment income	$2,412	$1,892	$1,680

(a)
There was no change in net unrealized gains (losses) on trading securities included in net investment income for the year ended December 31, 2006. The change in net unrealized gains (losses) on trading securities included in net investment income was $(7) million and $2 million for the years ended December 31, 2005 and 2004.

Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) in investments were as follows:
Net Investment Appreciation

Years ended December 31	2006	2005	2004
(In millions)
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$382	$361	$704
Gross realized losses	(377)	(451)	(457)

Net realized gains (losses) on fixed maturity securities	5	(90)	247

Equity securities:
Gross realized gains	24	73	225
Gross realized losses	(8)	(35)	(23)

Net realized gains on equity securities	16	38	202

Other, including disposition of businesses net of participating policyholders’ interest	66	39	(688)

Net realized investment gains (losses) before allocation to participating policyholders’ and minority interests	87	(13)	(239)
Allocation to participating policyholders’ and minority interests	(1)	3	(9)

Net realized investment gains (losses)	86	(10)	(248)

Net change in unrealized appreciation (depreciation) in general account investments:
Fixed maturity securities	98	(443)	(53)
Equity securities	78	34	(98)
Other	2	(1)	—

Total net change in unrealized appreciation (depreciation) in general account investments	178	(410)	(151)
Net change in unrealized depreciation on other	(10)	(12)	(70)
Allocation to participating policyholders’ and minority interests	4	18	19
Deferred income tax (expense) benefit	(58)	158	55

Net change in unrealized appreciation (depreciation) in investments	114	(246)	(147)

Net realized gains (losses) and change in unrealized appreciation (depreciation) in investments	$200	$(256)	$(395)

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
Realized investment losses included $173 million, $107 million and $93 million of other-than-temporary impairment (OTTI) losses for the years ended December 31, 2006, 2005 and 2004. The 2006, 2005 and 2004 OTTI losses were recorded across various sectors. The increase in OTTI losses for 2006 was primarily driven by an increase in interest rate related OTTI losses on securities for which the Company did not assert an intent to hold until an anticipated recovery in value. The 2005 and 2004 OTTI losses included $34 million and $56 million related to loans made under a credit facility to a national contractor, that are classified as fixed maturity securities. See Note S for additional information on loans to the national contractor.

The following tables provide a summary of fixed maturity and equity securities investments.
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2006	Cost	Gains	12 Months	12 Months	Value
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$5,056	$86	$3	$1	$5,138
Asset-backed securities	13,821	28	20	152	13,677
States, municipalities and political subdivisions – tax-exempt	4,915	237	1	5	5,146
Corporate securities	6,811	338	8	9	7,132
Other debt securities	3,443	207	7	1	3,642
Redeemable preferred stock	885	28	1	—	912

Total fixed maturity securities available-for-sale	34,931	924	40	168	35,647

Total fixed maturity securities trading	204	—	—	—	204

Equity securities available-for-sale:
Common stock	214	239	1	—	452
Preferred stock	134	11	—	—	145

Total equity securities available-for-sale	348	250	1	—	597

Total equity securities trading	60	—	—	—	60

Total	$35,543	$1,174	$41	$168	$36,508

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2005	Cost	Gains	12 Months	12 Months	Value
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,355	$119	$4	$1	$1,469
Asset-backed securities	12,986	43	137	33	12,859
States, municipalities and political subdivisions – tax-exempt	9,054	193	31	7	9,209
Corporate securities	5,906	322	52	11	6,165
Other debt securities	2,830	234	18	2	3,044
Redeemable preferred stock	213	4	—	1	216
Options embedded in convertible debt securities	1	—	—	—	1

Total fixed maturity securities available-for-sale	32,345	915	242	55	32,963

Total fixed maturity securities trading	271	—	—	—	271

Equity securities available-for-sale:
Common stock	140	150	1	—	289
Preferred stock	322	22	1	—	343

Total equity securities available-for-sale	462	172	2	—	632

Total equity securities trading	49	—	—	—	49

Total	$33,127	$1,087	$244	$55	$33,915

The following table summarizes fixed maturity and equity securities in an unrealized loss position at December 31, 2006 and 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.
Unrealized Loss Aging

	December 31, 2006		December 31, 2005
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)
Fixed maturity securities:
Investment grade:
0-6 months	$9,829	$24	$9,976	$142
7-12 months	1,267	12	2,739	61
13-24 months	5,248	127	1,400	45
Greater than 24 months	1,022	41	219	7

Total investment grade	17,366	204	14,334	255

Non-investment grade:
0-6 months	509	2	632	29
7-12 months	87	2	118	10
13-24 months	24	—	122	3
Greater than 24 months	2	—	2	—

Total non-investment grade	622	4	874	42

Total fixed maturity securities	17,988	208	15,208	297

Equity securities:
0-6 months	10	1	49	2
7-12 months	1	—	1	—
13-24 months	—	—	—	—
Greater than 24 months	3	—	3	—

Total equity securities	14	1	53	2

Total fixed maturity and equity securities	$18,002	$209	$15,261	$299

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
The Impairment Committee’s decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to recover to its book value in light of all of the factors considered. For securities considered to be OTTI, the security is adjusted to fair value and the resulting losses are recognized in Realized investment gains (losses) on the Consolidated Statements of Operations.
At December 31, 2006, the carrying value of the general account fixed maturities was $35,851 million, representing 81% of the total investment portfolio. The net unrealized position associated with the fixed maturity portfolio included $208 million in gross unrealized losses, consisting of asset-backed securities which represented 83%, corporate bonds which represented 8%, municipal securities which represented 3%, and all other fixed maturity securities which represented 6%. The gross unrealized loss for any single issuer was no greater than 0.1% of the carrying value of the total general account fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 1,491 securities which were, in aggregate, approximately 1% below amortized cost.
The gross unrealized losses on equity securities are $1 million, including 105 securities which, in aggregate, were below cost by approximately 3%.
Given the current facts and circumstances, the Impairment Committee has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at December 31, 2006 or December 31, 2005, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination is presented below by major security type. The unrealized loss related to any single issuer is not considered to be significant.
Asset-Backed Securities
The unrealized losses on the Company’s investments in asset-backed securities were caused primarily by a change in interest rates. This category includes mortgage-backed securities guaranteed by an agency of the U.S. government. There were 476 agency mortgage-backed pass-through securities and 3 agency collateralized mortgage obligations (CMOs) in an unrealized loss position as of December 31, 2006. The aggregate severity of the unrealized loss on these securities was approximately 3% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected principal payments of the underlying collateral.
The remainder of the holdings in this category are corporate mortgage-backed pass-through, CMOs and corporate asset-backed structured securities. The holdings in these sectors include 493 securities in an unrealized loss position with over 92% of these unrealized losses related to securities rated AAA. The aggregate severity of the unrealized loss was approximately 2% of amortized cost. The contractual cash flows on the asset-backed structured securities are pass-through but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), are monitored for adverse changes in cash flow projections. If there are adverse changes in cash flows the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of December 31, 2006, there was no adverse change in estimated cash flows noted for the EITF 99-20 securities, which have an aggregate unrealized loss of $9 million and an aggregate severity of the unrealized loss of approximately 1% of amortized cost.
Because the decline in fair value was primarily attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2006.
Corporate Securities
The Company’s portfolio management objective for corporate bonds focuses on sector and issuer exposures and value analysis within sectors. In order to maximize investment objectives, corporate bonds are analyzed on a risk adjusted basis compared to other opportunities that are available in the market. Trading decisions may be made based on an issuer that may be overvalued in the Company’s portfolio compared to a like issuer that may be undervalued in the market. The Company also monitors issuer exposure and broader industry sector exposures and may reduce exposures based on its current view of a specific issuer or sector.

Of the unrealized losses in this category, approximately 81% relate to securities rated as investment grade (rated BBB or higher). The total holdings in this category are diversified across 10 industry sectors and 220 securities. The aggregate severity of the unrealized loss was approximately 1% of amortized cost. Within corporate bonds, the largest industry sectors were financial and consumer cyclical, which as a percentage of total gross unrealized losses were approximately 64% and 12% at December 31, 2006. The decline in fair value is primarily attributable to changes in interest rates and macro conditions in certain sectors that the market views as temporarily out of favor. Because the decline is not related to specific credit quality issues, and because the Company has the ability and intent to hold those investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2006.
The following tables summarize available-for-sale fixed maturity securities by contractual maturity at December 31, 2006 and 2005. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	December 31, 2006		December 31, 2005
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In millions)
Due in one year or less	$1,599	$1,602	$953	$955
Due after one year through five years	13,024	13,039	11,375	11,320
Due after five years through ten years	9,555	9,619	6,176	6,280
Due after ten years	10,753	11,387	13,841	14,408

Total	$34,931	$35,647	$32,345	$32,963

The carrying value of fixed maturity investments that did not produce income during 2006 was $10 million. The carrying value of fixed maturity investments that did not produce income during 2005 was less than $1 million. At December 31, 2006 and 2005, no investments, other than investments in U.S. government treasury and U.S. government agency securities, respectively, exceeded 10% of stockholders’ equity.
Investment Commitments
As of December 31, 2006 and 2005, the Company had committed approximately $109 million and $191 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2006 and December 31, 2005, the Company had commitments to purchase $60 million and $82 million and sell $21 million and $12 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of December 31, 2006 and December 31, 2005, the Company had obligations on unfunded bank loan participations in the amount of $29 million and $21 million.
Investments on Deposit
The Company may from time to time invest in securities that may be restricted in whole or in part. As of December 31, 2006 and 2005, the Company did not hold any significant positions in investments whose sale was restricted.
Cash and securities with carrying values of approximately $2.5 billion and $2.4 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2006 and 2005.

The Company’s investments in limited partnerships contain withdrawal provisions that typically require advanced written notice of up to 90 days for withdrawals. The carrying value of these investments, reported as a separate line item in the Consolidated Balance Sheets, is $1,852 million and $1,509 million as of December 31, 2006 and 2005.
Cash and securities with carrying values of approximately $11 million and $13 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2006 and 2005. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance obligations with various third parties. The carrying values of these deposits were approximately $327 million and $356 million as of December 31, 2006 and 2005.
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
Derivative Financial Instruments

	Contractual/	Estimated	Estimated	Net
	Notional	Fair Value	Fair Value	Recognized
As of and for the year ended December 31, 2006	Amount	Asset	(Liability)	Gains
(In millions)
General account
Without hedge designation
Swaps	$4,795	$—	$(30)	$14
Futures sold, not yet purchased	—	—	—	4
Currency forwards	8	—	—	—
Equity warrants	6	2	—	—
Options embedded in convertible debt securities	9	—	—	—

Trading activities
Futures purchased	722	—	(3)	65
Futures sold, not yet purchased	79	—	—	—
Currency forwards	25	—	—	—

Total general account	$5,644	$2	$(33)	$83

Separate accounts
Options written	$1	$—	$—	$—

Total separate accounts	$1	$—	$—	$—

Derivative Financial Instruments

				Net
	Contractual/	Estimated	Estimated	Recognized
	Notional	Fair Value	Fair Value	Gains
As of and for the year ended December 31, 2005	Amount	Asset	(Liability)	(Losses)
(In millions)
General account
With hedge designation
Swaps	$265	$—	$(1)	$(1)
Without hedge designation
Swaps	756	—	(8)	46
Futures sold, not yet purchased	—	—	—	2
Currency forwards	15	—	—	2
Equity warrants	6	2	—	—
Options embedded in convertible debt securities	12	1	—	(33)

Trading activities
Futures purchased	1,058	—	(4)	18
Futures sold, not yet purchased	166	—	—	2
Currency forwards	59	—	(1)	(1)
Commitments to purchase mortgage-backed securities	21	—	—	—
Options purchased	20	—	—	(2)
Options written	21	—	—	2

Total general account	$2,399	$3	$(14)	$35

Separate accounts
Options written	$7	$—	$—	$—

Total separate accounts	$7	$—	$—	$—

Options embedded in convertible debt securities are classified as Fixed maturity securities on the Consolidated Balance Sheets, consistent with the host instruments.
Fair Value Hedges
The Company’s hedging activities that are designated as a fair value hedge for accounting purposes primarily involve hedging interest rate and foreign currency risks on various assets and liabilities. The Company periodically enters into interest rate swaps to modify the interest rate exposures of designated invested assets. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the changes in the fair value of the hedged asset that are attributable to the hedged risk, are recorded as Realized gains (losses) in the Consolidated Statements of Operations. For the year ended December 31, 2005, the Company recognized a net gain of $0.3 million, which represents the ineffective portion of all fair-value hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There was no gain or loss on the ineffective portion of fair value hedges for the years ended December 31, 2006 and 2004, because the Company did not designate any derivatives as fair value hedges in those years.
Cash Flow Hedges
The Company entered into one transaction that was designated as a cash flow hedge for accounting purposes, hedging interest rate risk on the forecasted payment of interest resulting from the issuance of fixed rate debt obligations during 2004. Ineffectiveness resulting from this hedge was recorded in realized gains or losses and was insignificant. For cash flow hedges of this type, gains and losses on derivative contracts that are reclassified from Accumulated other comprehensive income to current period earnings are included as part of the interest cost over the forecasted life of the debt. The cash flow hedge resulted in a loss of $4 million which was recorded in Accumulated other comprehensive income at December 31, 2004. The Company reclassified $0.3 million and $0.3 million of the deferred net loss recorded in Accumulated other comprehensive income into earnings during 2006 and 2005. The Company did not enter into any transaction that was designated as a cash flow hedge during 2006 or 2005. The

Company expects that $0.3 million of the deferred net loss recorded in Accumulated other comprehensive income will be reclassified into earnings during 2007.
Derivative Activity Without Hedge Designations
The Company’s derivative activities that are not designated as a hedge for accounting purposes primarily involve hedging interest rate, foreign currency and credit rate risks on various assets as part of its overall portfolio management strategy. This activity may include entering into interest rate swaps, credit default swaps, currency forwards and commitments to purchase securities. It may also include buying or selling interest rate futures and options and purchasing warrants. These products are entered into as part of a macro hedging strategy and while they may be linked to specific assets or a pool of assets, the Company does not seek hedge accounting treatment on them.
Trading Activities
The Company’s derivative trading activities are associated with one of its consolidated separate accounts in which all investments are held for trading purposes. The derivatives segregated in this separate account are carried at fair value with the gains and losses included within net investment income. The Company is exposed to equity price risk in this separate account associated with its indexed group annuity contracts. The Company purchases Standard and Poor’s 500® (S&P500®) index futures contracts in a notional amount equal to the contract holders liability. Other derivatives held in the separate account may include currency forwards, interest rate futures, options written and purchased and forward purchase commitments, among others.
Separate Accounts
The results of the Company’s Separate Account derivative trading activity is included within Other revenues in the Consolidated Statements of Operations. The Company utilizes written options to enhance income in separate accounts.
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
The carrying amounts reported on the Consolidated Balance Sheets for Cash, Short term investments, Accrued investment income, Receivables for securities sold, Federal income taxes recoverable/payable, Collateral on loaned securities, Payables for securities purchased, and certain other assets and other liabilities approximate fair value because of the short term nature of these items. These assets and liabilities are not listed in the following tables.
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
Premium deposits and annuity contracts were valued based on cash surrender values, estimated fair values or policyholder liabilities, net of amounts ceded related to sold business.
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
Financial Assets and Liabilities

	2006		2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
December 31	Amount	Value	Amount	Value
(In millions)
Financial assets
Investments:
Fixed maturity securities	$35,851	$35,851	$33,234	$33,234
Equity securities	657	657	681	681
Limited partnership investments	1,852	1,852	1,509	1,509
Other invested assets	12	12	3	3
Separate account business:
Fixed maturity securities	434	434	466	466
Equity securities	41	41	44	44
Notes receivable for the issuance of common stock	58	56	59	59

Financial liabilities
Premium deposits and annuity contracts	$898	$899	$1,363	$1,359
Long term debt	2,156	2,240	1,438	1,507
Short term debt	—	—	252	252

Separate account business:
Variable separate accounts	52	52	53	53
Other	448	448	491	491
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
For the years ended December 31, 2006 and 2005, CNA paid Loews $120 million and $146 million related to federal income taxes. CNA’s consolidated federal income taxes payable at December 31, 2006 reflects a $38 million payable to Loews and a $2 million payable related to affiliates less than 80% owned. At December 31, 2005, CNA’s consolidated federal income taxes recoverable included a $68 million recoverable from Loews and a $6 million payable related to affiliates less than 80% owned which settle their income taxes directly with the Internal Revenue Service (IRS).

The Loews consolidated federal income tax returns for 2002 through 2004 have been settled with the IRS, including related carryback claims for refund which were approved by the Joint Committee on Taxation in 2006. As a result, the Company recorded a federal income tax benefit of $10 million, including a $7 million tax benefit related to Discontinued Operations, resulting primarily from the release of federal income tax reserves, and net refund interest of $2 million, net of tax, in 2006.
In 2006, the Company received from Loews $63 million related to the net tax settlement for the 2002-2004 tax returns and $4 million related to net refund interest. In 2005, the Company paid Loews $37 million related to the net tax deficiency for the 1998-2001 tax returns and received from Loews $121 million related to net refund interest.
In 2005, the Loews consolidated federal income tax returns were settled with the IRS through 2001, as the tax returns for 1998-2001, including related carryback claims and prior claims for refund, were approved by the Joint Committee on Taxation. As a result, the Company recorded a federal income tax benefit of $36 million and net refund interest of $79 million, net of tax, in 2005. The tax benefit related primarily to the release of federal income tax reserves. The net refund interest was included in Other revenues on the Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, and was reflected in the Corporate and Other Non-Core segment.
The federal income tax return for 2005 is currently under examination by the IRS. The Company believes the outcome of this examination will not have a material effect on the financial condition or results of operations of the Company.
For 2007, the IRS has invited Loews and the Company to participate in the Compliance Assurance Process (CAP) which is a voluntary program for a limited number of large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the 2007 tax return. Loews and the Company have agreed to participate. The Company believes that this approach should reduce tax-related uncertainties, if any.
A reconciliation between CNA’s federal income tax (expense) benefit at statutory rates and the recorded income tax (expense) benefit, after giving effect to minority interest, but before giving effect to discontinued operations, is as follows:
Tax Reconciliation

Years ended December 31	2006	2005	2004
(In millions)
Income tax expense at statutory rates	$(577)	$(57)	$(176)
Tax benefit from tax exempt income	75	116	111
Other tax benefits, including IRS settlements	33	46	34

Effective income tax (expense) benefit	$(469)	$105	$(31)

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free. At December 31, 2006, the Company has not provided deferred taxes of $104 million, if sold through a taxable sale, on $297 million of undistributed earnings related to a domestic affiliate. Additionally, at December 31, 2006, the Company has not provided deferred taxes of $32 million on $92 million of undistributed earnings related to a foreign subsidiary.
The current and deferred components of CNA’s income tax (expense) benefit, excluding taxes on discontinued operations, are as follows:
Current and Deferred Taxes

Years ended December 31	2006	2005	2004
(In millions)
Current tax (expense) benefit	$(296)	$(115)	$6
Deferred tax (expense) benefit	(173)	220	(37)

Total income tax (expense) benefit	$(469)	$105	$(31)

The deferred tax effects of the significant components of CNA’s deferred tax assets and liabilities are set forth in the table below:
Components of Net Deferred Tax Asset

December 31
(In millions)	2006	2005
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$775	$807
Unearned premium reserves	245	232
Life reserves	132	187
Other insurance reserves	26	24
Receivables	248	292
Employee benefits	187	214
Life settlement contracts	102	102
Investment valuation differences	93	130
Net operating loss carried forward	23	38
Other assets	171	194

Gross deferred tax assets	2,002	2,220
Valuation allowance	—	(30)

Deferred tax assets after valuation allowance	2,002	2,190

Deferred Tax Liabilities:
Deferred acquisition costs	648	651
Net unrealized gains	340	274
Foreign and other affiliate(s)	11	15
Other liabilities	148	145

Gross deferred tax liabilities	1,147	1,085

Net deferred tax asset	$855	$1,105

At December 31, 2005, a valuation allowance of $30 million related to certain foreign subsidiaries remained outstanding, due to uncertainty in the ability of the foreign subsidiaries to generate sufficient future income. During 2006, the Company reconsidered the need for this allowance in light of recent earnings levels and anticipated future earnings and determined the allowance was no longer required. Therefore, the allowance was released in 2006. Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through future earnings, including but not limited to future income from continuing operations, reversal of existing temporary differences, and available tax planning strategies.
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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, were $59 million, $493 million and $278 million for the years ended December 31, 2006, 2005 and 2004. The catastrophe losses in 2005 related primarily to Hurricanes Katrina, Wilma, Rita, Dennis and Ophelia. The catastrophe losses in 2004 related primarily to Hurricanes Charley, Frances, Ivan and Jeanne. There can be no assurance that CNA’s ultimate cost for these catastrophes will not exceed current estimates.
Commercial catastrophe losses, gross of reinsurance, were $59 million, $976 million and $308 million for the years ended December 31, 2006, 2005 and 2004. See the Reinsurance section of the MD&A included in Item 7 for further discussion of the Company’s catastrophe reinsurance program.
The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life company(ies).
Reconciliation of Claim and Claim Adjustment Expense Reserves

As of and for the years ended December 31
(In millions)	2006	2005	2004
Reserves, beginning of year:
Gross	$30,938	$31,523	$31,732
Ceded	10,605	13,879	14,066

Net reserves, beginning of year	20,333	17,644	17,666

Reduction of net reserves (a)	—	—	(42)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,840	5,516	6,062
Increase in provision for insured events of prior years	361	1,100	240
Amortization of discount	121	115	135

Total net incurred (b)	5,322	6,731	6,437

Net payments attributable to:
Current year events (c)	784	1,341	1,936
Prior year events	3,439	2,711	4,522
Reinsurance recoverable against net reserve transferred under retroactive reinsurance agreements	(13)	(10)	(41)

Total net payments	4,210	4,042	6,417

Net reserves, end of year	21,445	20,333	17,644
Ceded reserves, end of year	8,191	10,605	13,879

Gross reserves, end of year	$29,636	$30,938	$31,523

(a)	In 2004, the net reserves were reduced by $42 million as a result of the sale of the individual life insurance business. See Note P for further discussion of this sale.

(b)
Total net incurred above does not agree to Insurance claims and policyholders’ benefit as reflected in the Consolidated Statements of Operations due to expenses incurred related to uncollectible reinsurance receivables and benefit expenses related to future policy benefits and policyholders’ funds which are not reflected in the table above.

(c)
In 2006, net payments were decreased by $935 million due to the impact of significant commutations. In 2005, net payments were decreased by $1,581 million due to the impact of significant commutations. See Note H for further discussion related to commutations.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows:
Reserve Development

Years ended December 31
(In millions)	2006	2005	2004
Environmental pollution and mass tort	$63	$53	$1
Asbestos	—	10	54
Other	269	1,044	179

Property and casualty reserve development	332	1,107	234

Life reserve development in life company	29	(7)	6

Total	$361	$1,100	$240

The following tables summarize the gross and net carried reserves as of December 31, 2006 and 2005.
December 31, 2006

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

			Life and	Corporate
	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total
Gross Case Reserves	$6,746	$1,715	$2,366	$2,511	$13,338
Gross IBNR Reserves	8,188	3,814	768	3,528	16,298

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,934	$5,529	$3,134	$6,039	$29,636

Net Case Reserves	$5,234	$1,350	$1,496	$1,453	$9,533
Net IBNR Reserves	6,632	2,921	360	1,999	11,912

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,866	$4,271	$1,856	$3,452	$21,445

December 31, 2005
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

			Life and	Corporate
	Standard	Specialty	Group	and Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total
Gross Case Reserves	$7,033	$1,907	$2,542	$3,297	$14,779
Gross IBNR Reserves	8,051	3,298	735	4,075	16,159

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$15,084	$5,205	$3,277	$7,372	$30,938

Net Case Reserves	$5,165	$1,442	$1,456	$1,554	$9,617
Net IBNR Reserves	6,081	2,352	381	1,902	10,716

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,246	$3,794	$1,837	$3,456	$20,333

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
In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of state and federal legislation to address asbestos claims; increases and decreases in asbestos, environmental pollution and mass tort claims which cannot now be anticipated; increases and decreases in costs to defend asbestos, pollution and mass tort claims; changing liability theories against the Company’s policyholders in environmental and mass tort matters; possible exhaustion of underlying umbrella and excess coverage; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos, pollution and mass tort claims.
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
The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.
APMT Reserves

	December 31, 2006		December 31, 2005
		Environmental		Environmental
		Pollution and		Pollution and
(In millions)	Asbestos	Mass Tort	Asbestos	Mass Tort
Gross reserves	$2,635	$647	$2,992	$680
Ceded reserves	(1,183)	(231)	(1,438)	(257)

Net reserves	$1,452	$416	$1,554	$423

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
As of December 31, 2006 and 2005, CNA carried approximately $1,452 million and $1,554 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded no asbestos-related net claim and claim adjustment expense reserve development for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, the Company recorded $10 million and $54 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development. The 2004 unfavorable net prior year development was primarily related to a loss from the commutation of reinsurance treaties with The Trenwick Group (Trenwick). The Company paid asbestos-related claims, net of reinsurance recoveries, of $102 million, $142 million and $135 million for the years ended December 31, 2006, 2005 and 2004.
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
On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow – Liptak Corporation. Under the agreement, CNA is required to pay $74 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow – Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003. The court has held a confirmation hearing on the bankruptcy plan containing an injunction to protect CNA from any future claims and the parties are awaiting a ruling on confirmation.
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
Suits have also been initiated directly against the CNA companies and numerous other insurers in three jurisdictions: Texas, West Virginia and Montana. Lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (E.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and two Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. A different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. After that court denied a related challenge to jurisdiction, the insurers transferred those cases, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases, and the cases remain in that court. The insurers have petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the cases on jurisdictional and substantive grounds. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, Nos, 0-2C-1708 to -1719, filed June 28, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against their insureds. In September 2006, CCC entered into a settlement with plaintiffs and on November 15, 2006, the Circuit Court of Kanawha County dismissed plaintiffs’ claims against CCC. While no party filed an opposition to the settlement, the time for seeking leave to appeal that dismissal order to the West Virginia Supreme Court of Appeals has not yet expired. In the event the dismissal order is appealed to the West Virginia Supreme Court and the dismissal order is set aside, numerous factual and legal issues would determine the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency and factual validity of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to the Company’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; (g) the appropriateness of the case for class action treatment; and (h) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
Environmental Pollution and Mass Tort
As of December 31, 2006 and 2005, CNA carried approximately $416 million and $423 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $63 million, $53 million and $1 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the years ended December 31, 2006, 2005 and 2004. The Company recorded $40 million, $20 million and $15 million of current accident year losses related to mass tort for the years ended December 31, 2006, 2005 and 2004. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $110 million, $147 million and $96 million for the years ended December 31, 2006, 2005 and 2004.
In addition to mass tort claims arising from exposure to asbestos as discussed above, the Company also has exposure arising from other mass tort claims. Such claims typically involve allegations by multiple plaintiffs alleging injury resulting from exposure to or use of similar substances or products over multiple policy periods. Examples include, but are not limited to, lead paint claims, hardboard siding, polybutylene pipe, mold, silica, latex gloves, benzene products, welding rods, diet drugs, breast implants, medical devices, and various other toxic chemical exposures. During the Company’s 2006 ground up review, the Company noted adverse development in various mass tort accounts. The adverse development results primarily from increases related to defense costs in a small number of accounts arising out of various substances and products. As a result, the Company increased mass tort reserves for prior accident years by $63 million in 2006.
The Company noted adverse development in various pollution accounts in its 2005 ground up review. In the course of its review, the Company did not observe a negative trend or deterioration in the underlying pollution claims environment. Rather, individual account estimates changed due to changes in liability and/or coverage circumstances particular to those accounts. As a result, the Company increased pollution reserves for prior accident years by $50 million in 2005.
Net Prior Year Development
Unfavorable net prior year development of $185 million, including $251 million of unfavorable claim and allocated claim adjustment expense reserve development and $66 million of favorable premium development, was recorded in 2006. Unfavorable net prior year development of $807 million, including $945 million of unfavorable claim and allocated claim adjustment expense reserve development and $138 million of favorable premium development, was recorded in 2005. Unfavorable net prior year development of $134 million, including $250 million of unfavorable claim and allocated claim adjustment expense reserve development and $116 million of favorable premium development, was recorded in 2004.
The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below excludes the impact of the provision for uncollectible reinsurance, but includes the impact of commutations. See Note H for further discussion of the provision for uncollectible reinsurance.
In 2005 and 2004, the Company recorded favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicated such development was required. While the available limit of these treaties was fully utilized in 2003, the ceded premiums and losses for an individual segment changed in subsequent years because of the re-estimation of the subject losses or commutations of the underlying contracts. In 2005, the Company commuted a significant corporate aggregate reinsurance treaty and in 2006, the Company commuted its remaining corporate aggregate reinsurance treaty. See Note H for further discussion of the corporate aggregate reinsurance treaties.
The following tables and discussion include the net prior year development recorded for Standard Lines, Specialty Lines and Corporate and Other Non-Core for the years ended December 31, 2006, 2005 and 2004. Unfavorable net prior year development of $13 million was recorded in the Life and Group Non-Core segment for the year ended December 31, 2006. Favorable net prior year development of $5 million and $7 million was recorded in the Life and Group Non-Core segment for the years ended December 31, 2005 and 2004.
2006 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
(In millions)	Lines	Lines	Non-Core	Total
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-APMT)	$157	$(10)	$23	$170
APMT	—	—	63	63

Pretax unfavorable (favorable) net prior year development before impact of premium development	157	(10)	86	233

Total unfavorable (favorable) premium development	(88)	25	2	(61)

Total 2006 unfavorable net prior year development (pretax)	$69	$15	$88	$172

2005 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
(In millions)	Lines	Lines	Non-Core	Total
Pretax unfavorable net prior year claim and allocated claim adjustment expense reserve development, excluding the impact of corporate aggregate reinsurance treaties:

Core (Non-APMT)	$376	$42	$171	$589
APMT	—	—	63	63

Total	376	42	234	652
Ceded losses related to corporate aggregate reinsurance treaties	183	5	57	245

Pretax unfavorable net prior year development before impact of premium development	559	47	291	897

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(101)	(12)	11	(102)
Ceded premiums related to corporate aggregate reinsurance treaties	(6)	19	4	17

Total unfavorable (favorable) premium development	(107)	7	15	(85)

Total 2005 unfavorable net prior year development (pretax)	$452	$54	$306	$812

2004 Net Prior Year Development

			Corporate
	Standard	Specialty	and Other
(In millions)	Lines	Lines	Non-Core	Total
Pretax unfavorable net prior year claim and allocated claim adjustment expense reserve development, excluding the impact of corporate aggregate reinsurance treaties:

Core (Non-APMT)	$107	$75	$20	$202
APMT	—	—	55	55

Total	107	75	75	257
Ceded losses related to corporate aggregate reinsurance treaties	8	(17)	9	—

Pretax unfavorable net prior year development before impact of premium development	115	58	84	257

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(96)	(33)	12	(117)
Ceded premiums related to corporate aggregate reinsurance treaties	(1)	5	(3)	1

Total unfavorable (favorable) premium development	(97)	(28)	9	(116)

Total 2004 unfavorable net prior year development (pretax)	$18	$30	$93	$141

2006 Net Prior Year Development
Standard Lines
Approximately $119 million of unfavorable claim and allocated claim adjustment expense reserve development was due to reinsurance commutation activity that took place in the fourth quarter of 2006. Approximately $82 million of unfavorable claim and allocated claim adjustment expense reserve development was related to casualty lines of business, primarily workers’ compensation, due to continued claim cost inflation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation are medical inflation and advances in medical care.
Favorable claim and allocated claim adjustment expense reserve development of approximately $88 million was recorded in relation to the short-tail coverages such as property and marine, primarily in accident years 2004 and 2005. The favorable results are primarily due to the underwriting actions taken by the Company that have significantly improved the results on this business and favorable outcomes on individual claims.
The majority of the favorable premium development was due to additional premium primarily resulting from audits and changes to premium on several ceded reinsurance agreements. Business impacted included various middle market liability coverages, workers’ compensation, property, and large accounts. This favorable premium development was partially offset by approximately $44 million of unfavorable claim and allocated claim adjustment expense reserve development recorded as a result of this favorable premium development.
Specialty Lines
Approximately $55 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business in accident years 2003 and prior. Previous reviews assumed that incurred severities had increased, at least in part, due to increases in the adequacy of case reserve estimates with relatively minor changes in underlying severity. Subsequent changes in paid and case incurred losses have shown that more of the change was due to underlying increases in verdict and settlement size for these accident years rather than increases in case reserve adequacy, resulting in higher ultimate losses. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in commercial and private real estate values.
Approximately $60 million of favorable claim and allocated claim adjustment expense reserve development was due to improved claim severity and claim frequency in the healthcare professional liability business, primarily in dental, nursing home liability, physicians and other healthcare facilities. The improved severity and frequency are due to underwriting changes. The Company no longer writes large national nursing home chains and focuses on smaller insureds in selected areas of the country. These changes have resulted in business that experiences fewer large claims.
Approximately $15 million of unfavorable claim and allocated claim adjustment expense reserve development was primarily related to increased severity on individual large claims from large law firm errors and omissions (E&O), and directors and officers (D&O) coverages. These increases result in higher ultimate loss projections from the average loss methods used by the Company’s actuaries.
Approximately $17 million of favorable claim and allocated claim adjustment expense reserve development was recorded in the warranty line of business for accident years 2004 and 2005. The reserves for this business are initially estimated based on the loss ratio expected for the business. Subsequent estimates rely more heavily on the actual case incurred losses due to the short-tail nature of this business. The short-tail nature of the business is due to the short period of time that passes between the time the business is written and the time when all claims are known and settled. Case incurred loss for the most recent accident year has been lower than indicated by the initial loss ratio.
The majority of the unfavorable premium development was related to ceded reinsurance activity.
Corporate and Other Non-Core
The majority of the unfavorable claim and allocated claim adjustment expense reserve development was related to the Company’s exposure arising from other mass tort claims. Such claims typically involve allegations by multiple plaintiffs alleging injury resulting from exposure to or use of similar substances or products over multiple policy periods. Examples include, but are not limited to, lead paint claims, hardboard siding, polybutylene pipe, mold, silica, latex gloves, benzene products, welding rods, diet drugs, breast implants, medical devices, and various other toxic chemical exposures. During the Company’s 2006 ground up review, the Company noted adverse development in various mass tort accounts. The adverse development results primarily from increases related to defense costs in a small number of accounts arising out of various substances and products.
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
Also, in the fourth quarter of 2005, reserve reviews of certain products were conducted and changes in reserve estimates were recorded. Approximately $102 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to excess workers’ compensation, particularly in accident years 2003 and prior. The primary drivers of the higher frequency and severity were increasing medical inflation and advances in medical care. Medical inflation increases the cost of claims resulting in more claims reaching the excess layers covered by the Company. Medical inflation also increases the size of claims in the Company’s layers. Similarly, advances in medical care extend the life expectancies of claimants again resulting in additional costs to be covered by the Company as well as more claims reaching the excess layers covered by the Company.
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
Approximately $23 million of favorable claim and allocated claim adjustment expense reserve development was related to favorable loss trends on accident years 2002 and subsequent in the Company’s international business, specifically Europe and Canada, primarily in property, cargo and marine coverages. Approximately $4 million of favorable net prior year claim and allocated claim adjustment expense reserve development was due to less than expected losses in involuntary business.
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
Approximately $126 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from increased severity trends for workers’ compensation, primarily in accident year 2002 and prior. The primary drivers of the higher severity trends were increasing medical inflation and advances in medical care. Medical inflation increases the cost of medical services, and advances in medical care extend the life expectancies of claimants resulting in additional costs to be covered by the Company.
Approximately $15 million of unfavorable premium development was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense reserve development which resulted from additional ceded reinsurance premium on agreements where the ceded premium is impacted by the level of ceded losses.
Approximately $90 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $83 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties.

Approximately $76 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was attributed to increased severity in liability coverages for large account policies. These increases are driven by increasing medical inflation and larger verdicts than anticipated, both of which increase the severity of these claims.
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
Approximately $45 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was related to large D&O claims assumed from a London syndicate, primarily in accident years 2001 and prior. Approximately $43 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded due to large claims under excess coverages provided to health care facilities.
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
Approximately $56 million of unfavorable claim and allocated claim adjustment expense reserve development recorded in 2005 was a result of a second quarter commutation of a finite reinsurance contract put in place in 1992. CNA recaptured $400 million of losses and received $344 million of cash. The commutation was economically attractive because of the reinsurance agreement’s contractual interest rate and maintenance charges.
Approximately $6 million of unfavorable claim and allocated claim adjustment expense reserve development was related to the corporate aggregate reinsurance treaties, excluding the impact of a corporate aggregate reinsurance commutation as discussed above. The unfavorable premium development was driven by $10 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $4 million of additional premium ceded to the corporate aggregate reinsurance treaties.
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
2004 Net Prior Year Development
Standard Lines
Approximately $190 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded during 2004 resulted from increased severity trends for workers’ compensation on large account policies primarily in accident years 2002 and prior. The primary drivers of the higher severity trends were increasing medical inflation and advances in medical care. Medical inflation increases the cost of medical services, and advances in medical care extend the life expectancies of claimants resulting in additional costs to be covered by the Company. Favorable premium development on retrospectively rated large account policies of $50 million was recorded in relation to this unfavorable net prior year claim and allocated claims adjustment expense reserve development.
Approximately $60 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in involuntary pools in which the Company’s participation is mandatory and primarily based on premium writings. Approximately $15 million of this unfavorable net prior year claim and allocated claim adjustment expense reserve development was related to the Company’s share of the National Workers’ Compensation Reinsurance Pool (NWCRP). During 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement is a higher allocation to the remaining pool members, including the Company. The remainder of this unfavorable net prior year claim and allocated claim adjustment expense reserve development was primarily due to increased severity trends for workers’ compensation exposures in older years.
Approximately $60 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from the change in estimates due to increased severity trends for excess and surplus business driven by excess liability, liquor liability and coverages provided to apartment and condominium complexes. These severity changes were driven primarily by judicial decisions and settlement activities on individual cases.
Approximately $105 million of favorable net prior year claim and allocated claim adjustment expense reserve development resulted from reserve studies of commercial auto liability policies and the liability portion of package policies. The change was due to improvement in the severity and number of claims for this business. This is primarily due to a lower than expected number of large claims. Approximately $85 million of favorable net prior year claim and allocated claim adjustment expense reserve development was due to improvement in the severity and number of claims for property coverages primarily in accident year 2003. The improvements in severity and frequency are substantially due to underwriting actions taken by the Company that have significantly improved the results on this business. Other favorable net prior year premium development of approximately $50 million resulted primarily from higher audit and endorsement premiums on workers’ compensation policies.
During 2004, the Company executed commutation agreements with several members of Trenwick. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.
Specialty Lines
The Company executed commutation agreements with several members of Trenwick during 2004. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. Additionally, unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from the increased emergence of several large D&O claims, primarily in recent accident years.
Corporate and Other Non-Core
In 2004, the Company executed commutation agreements with several members of Trenwick. These commutations resulted in unfavorable net prior claim and allocated claim adjustment expense reserve development partially offset by a release of a previously established allowance for uncollectible reinsurance. The remainder of the unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from several other small commutations and increases to net reserves due to reducing ceded losses, partially offset by a release of a previously established allowance for uncollectible reinsurance.
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
A portion of the premiums assumed under the IGI Program related to United States workers’ compensation “carve-out” business. Some of these premiums were received from John Hancock Mutual Life Insurance Company (John Hancock) under four excess of loss reinsurance treaties (the Treaties) issued by CNA Re Ltd. While John Hancock has indicated that it is not able to accurately quantify its potential exposure to its cedents on business which is retroceded to CNA, John Hancock has reported $280 million of paid and unpaid losses under these Treaties. John Hancock is disputing portions of its assumed obligations resulting in these reported losses, and has advised CNA that it is, or has been, involved in multiple arbitrations with its own cedents, in which proceedings John Hancock is seeking to avoid and/or reduce risks that would otherwise arguably be ceded to CNA through the Treaties. John Hancock has further informed CNA that it has settled several of these disputes, but has not provided CNA with details of the settlements. To the extent that John Hancock is successful in reducing its liabilities in these disputes, that development may have an impact on the recoveries it is seeking under the Treaties from CNA.
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
CNA has established reserves for its estimated exposure under the IGI Program, other than that derived from John Hancock, and an estimate for recoverables from retrocessionaires. CNA has not established any reserve for any exposure derived from John Hancock because, as indicated, CNA believes the contract will be rescinded. Although the results of the Company’s various loss mitigation strategies with respect to the entire IGI Program to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty due to the complexities described above, and the Company’s inability to guarantee any outcome in the arbitration proceedings. As a result of these uncertainties, the results of operations in future periods may be adversely affected by potentially significant reserve additions. However, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. Management does not believe that any such reserve additions would be material to the equity of the Company. The Company’s position in relation to the IGI Program was unaffected by the sale of CNA Re Ltd. in 2002.

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
California Long Term Care Litigation
Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California long term health care policyholders, alleging that CCC knowingly used unrealistic actuarial assumptions in pricing these policies, which according to plaintiff, would inevitably necessitate premium increases. The plaintiff asserts claims for intentional fraud, negligent misrepresentation, and violations of various California statutes. On January 26, 2007, the court certified the case to proceed as a class action, although CCC is currently seeking review of that decision in the Ninth Circuit Court of Appeals. CCC has denied the material allegations of the amended complaint and intends to vigorously contest the claims.
Numerous unresolved factual and legal issues remain that are critical to the final result, the outcome of which cannot be predicted with any reliability. Accordingly, the extent of losses are not readily determinable at this time. However, based on facts and circumstances presently known in the opinion of management, an unfavorable outcome would not materially adversely affect the equity of the Company, although results of operations may be adversely affected.
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
Note H. Reinsurance
CNA cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property, workers’ compensation and professional liability. Corporate catastrophe reinsurance is also purchased for property and workers’ compensation exposure. Most reinsurance contracts are purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines. In addition, CNA assumes reinsurance as a member of various reinsurance pools and associations.
The following table summarizes the amounts receivable from reinsurers at December 31, 2006 and 2005.

Components of reinsurance receivables
(In millions)	December 31, 2006	December 31, 2005
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$8,191	$10,605
Ceded future policy benefits	1,050	1,193
Ceded policyholders’ funds	48	56
Reinsurance receivables related to paid losses	658	582

Reinsurance receivables	9,947	12,436
Allowance for uncollectible reinsurance	(469)	(519)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$9,478	$11,917

Ceded claim and claim adjustment expense related reinsurance receivables were reduced by $1,162 million and $2,007 million in 2006 and 2005 due to the impact of commutations. The funds withheld liability, which is included in Reinsurance balances payable on the Consolidated Balance Sheets, had a corresponding reduction of $942 million and $1,126 million in 2006 and 2005. See further discussion related to commutations below.
The Company has established an allowance for uncollectible reinsurance receivables. The net decrease in the allowance was primarily due to a release of a previously established allowance due to the execution of a significant commutation agreement, as discussed further below. The provision for uncollectible reinsurance was $23 million, $35 million and $95 million in 2006, 2005 and 2004.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $2.6 billion and $4.3 billion at December 31, 2006 and 2005. On a more limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated.
In 2001, the Company entered into a one-year corporate aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the CCC Cover). The CCC Cover was fully utilized in 2003 and interest charges accrued on the related funds held balance at 8% per annum. In 2006, the Company commuted the CCC Cover. This commutation had no impact on the Consolidated Statements of Operations for the year ended December 31, 2006.
Also, in 2006, the Company commuted several reinsurance treaties, including several finite treaties, with a European reinsurance group. This commutation resulted in a pretax loss, net of allowance for uncollectible reinsurance, of $48 million. The Company received $35 million of cash in connection with this significant commutation.
In 2005, CNA entered into several significant commutation agreements, including the commutation of the Aggregate Cover, which was a corporate aggregate reinsurance treaty related to the 1999 through 2001 accident years and covered substantially all of the Company’s property and casualty lines of business. These commutations resulted in an unfavorable pretax impact of $399 million and CNA received $446 million of cash in connection with these significant commutations.
In 2004, the Company executed commutation agreements with several members of The Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of previously established allowance of uncollectible reinsurance. These commutations resulted in a pretax favorable impact of $28 million and CNA received $69 million of cash.
CNA’s largest recoverables from a single reinsurer at December 31, 2006, including prepaid reinsurance premiums, were approximately $1,574 million from subsidiaries of Swiss Reinsurance Group, $1,013 million from subsidiaries of The Hartford Life Group Insurance Company, $911 million from subsidiaries of Muenchener

Rueckversicherungs, $574 million from The Allstate Corporation (Allstate), and $535 million from syndicates of Equitas.
Prior to the April 2004 sale of its individual life and annuity business to Swiss Re, CNA had reinsured a portion of this business through coinsurance, yearly renewable term and facultative programs to various reinsurers. As a result of the sale of the individual life and annuity business, 100% of the net reserves were reinsured to Swiss Re. As of December 31, 2006 and 2005, CNA ceded $891 million and $968 million of future policy benefits to Swiss Re. Subject to certain exceptions, Swiss Re assumed the credit risk of the business that was previously reinsured to other carriers. As of December 31, 2006 and 2005, the assumed credit risk was $28 million.
On December 31, 2003, the Company completed the sale of the majority of its Group Benefits business to The Hartford Financial Services Group, Inc. (The Hartford). In connection with the sale, CNA ceded insurance reserves to The Hartford. As of December 31, 2006 and 2005, ceded claim and claim adjustment expense reserves, ceded policyholder benefits and ceded policyholder funds were $1,029 million and $1,347 million. Subject to certain exceptions, The Hartford assumed 50% of the credit risk of the business that was previously reinsured to other carriers. As of December 31, 2006 and 2005, the assumed credit risk was $21 million and $26 million.
Insurance claims and policyholders’ benefits reported in the Consolidated Statements of Operations are net of reinsurance recoveries of $1,314 million, $1,459 million and $4,626 million for 2006, 2005 and 2004.
The effects of reinsurance on earned premiums and written premiums for the years ended December 31, 2006, 2005 and 2004 are shown in the following tables.
Components of Earned Premiums

					Assumed/
(In millions)	Direct	Assumed	Ceded	Net	Net %
2006 Earned Premiums
Property and casualty	$9,125	$120	$2,283	$6,962	1.7%
Accident and health	718	59	138	639	9.2
Life	100	—	98	2	—

Total earned premiums	$9,943	$179	$2,519	$7,603	2.4%

2005 Earned Premiums
Property and casualty	$10,354	$186	$3,675	$6,865	2.7%
Accident and health	1,040	60	400	700	8.6
Life	140	—	136	4	—

Total earned premiums	$11,534	$246	$4,211	$7,569	3.3%

2004 Earned Premiums
Property and casualty	$10,739	$199	$3,634	$7,304	2.7%
Accident and health	1,228	63	507	784	8.0
Life	419	—	298	121	—

Total earned premiums	$12,386	$262	$4,439	$8,209	3.2%

Included in the direct and ceded earned premiums for the years ended December 31, 2006, 2005 and 2004 are $1,489 million, $3,306 million and $3,293 million related to business that is 100% reinsured as a result of business dispositions and a significant captive program.

Components of Written Premiums

					Assumed/
(In millions)	Direct	Assumed	Ceded	Net	Net %
2006 Written Premiums
Property and casualty	$9,193	$111	$2,282	$7,022	1.6%
Accident and health	719	59	139	639	9.2
Life	86	—	84	2	—

Total written premiums	$9,998	$170	$2,505	$7,663	2.2%

2005 Written Premiums
Property and casualty	$9,546	$203	$2,934	$6,815	3.0%
Accident and health	1,037	58	395	700	8.3
Life	136	—	132	4	—

Total written premiums	$10,719	$261	$3,461	$7,519	3.5%

2004 Written Premiums
Property and casualty	$10,289	$48	$3,375	$6,962	0.7%
Accident and health	1,241	62	508	795	7.8
Life	427	—	305	122	—

Total written premiums	$11,957	$110	$4,188	$7,879	1.4%

The impact of reinsurance on life insurance inforce at December 31, 2006, 2005 and 2004 is shown in the following table.
Components of Life Insurance Inforce

(In millions)	Direct	Assumed	Ceded	Net
2006	$15,652	$1	$15,633	$20
2005	20,548	1	20,528	21
2004	56,610	35	54,486	2,159
Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.
Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Reinsurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits, may require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite products, the Company assesses risk transfer for each contract generally by developing quantitative analyses at contract inception which measure the present value of reinsurer losses as compared to the present value of the related premium. In 2003, the Company discontinued purchases of finite contracts.
Funds Withheld Reinsurance Arrangements
The Company’s overall reinsurance program has included certain property and casualty contracts, such as the commuted CCC and Aggregate Covers, that were entered into and accounted for on a “funds withheld” basis and which are deemed to be finite reinsurance. Under the funds withheld basis, the Company recorded the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash was recorded as funds withheld liabilities. The Company was required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability was reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability was exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer. The funds withheld liability is recorded in Reinsurance balances payable on the Consolidated Balance Sheets.
Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists and is included in net investment income. There were no amounts subject to such interest crediting at December 31, 2006. The amount subject to interest crediting rates was $1,050 million at December 31, 2005.
As of December 31, 2006 and 2005, there were one and thirteen ceded reinsurance treaties inforce, respectively, that the Company considers to be finite reinsurance. The remaining treaty at December 31, 2006 provides reinsurance protection for the 1999 accident year on specified portions of the Company’s domestic property and casualty business. The remaining treaty is fully utilized and had no related funds withheld liability at December 31, 2006. In 2003, the Company discontinued purchases of such contracts.

The following table summarizes the pretax impact of contracts accounted for on a funds withheld basis, including the commuted Aggregate and CCC Covers discussed above.

Years ended December 31
(In millions)	Aggregate Cover	CCC Cover	All Other	Total
2006
Ceded earned premium	$—	$—	$(11)	$(11)
Ceded claim and claim adjustment expense	—	—	(113)	(113)
Ceding commissions	—	—	—	—
Interest charges	—	(40)	(19)	(59)

Pretax expense	$—	$(40)	$(143)	$(183)

2005
Ceded earned premium	$(17)	$—	$48	$31
Ceded claim and claim adjustment expense	(244)	—	(154)	(398)
Ceding commissions	—	—	(27)	(27)
Interest charges	(57)	(66)	(34)	(157)

Pretax expense	$(318)	$(66)	$(167)	$(551)

2004
Ceded earned premium	$(1)	$—	$(19)	$(20)
Ceded claim and claim adjustment expense	—	—	15	15
Ceding commissions	—	—	2	2
Interest charges	(82)	(91)	(72)	(245)

Pretax expense	$(83)	$(91)	$(74)	$(248)

Included in “All Other” above for the year ended December 31, 2006 is $110 million of unfavorable development resulting from a commutation, which is included in the ceded claim and claim adjustment expenses above. This unfavorable development was partially offset by the release of previously established allowance for uncollectible reinsurance, resulting in an unfavorable impact of $48 million.
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
The pretax impact by operating segment of the Company’s funds withheld reinsurance arrangements was as follows:

Years ended December 31
(In millions)	2006	2005	2004
Standard Lines	$(155)	$(399)	$(185)
Specialty Lines	(4)	(41)	(1)
Corporate and Other	(24)	(111)	(62)

Pretax benefit (expense)	$(183)	$(551)	$(248)

Note I. Debt
Debt is composed of the following obligations.
Debt

December 31
(In millions)	2006	2005
Variable rate debt:
Credit facility – CNA Surety, due June 30, 2008	$—	$20
Debenture – CNA Surety, face amount of $31, due April 29, 2034	31	31

Senior notes:
6.750%, face amount of $250, due November 15, 2006	—	250
6.450%, face amount of $150, due January 15, 2008	150	149
6.600%, face amount of $200, due December 15, 2008	200	199
6.000%, face amount of $400, due August 15, 2011	398	—
8.375%, face amount of $70, due August 15, 2012	69	69
5.850%, face amount of $549, due December 15, 2014	546	546
6.500%, face amount of $350, due August 15, 2016	348	—
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Other debt, 1.000%-6.850%, due through 2019	24	36

Total debt	$2,156	$1,690

Short term debt	$—	$252
Long term debt	2,156	1,438

Total debt	$2,156	$1,690

In July of 2005, CNA Surety, a 63% owned and consolidated subsidiary of CNA, refinanced $30 million of outstanding borrowings under its $50 million credit agreement with a new credit facility (the “2005 Credit Facility”). The 2005 Credit Facility provides a $50 million revolving credit facility that matures on June 30, 2008. In November of 2005, CNA Surety repaid $10 million of outstanding borrowings. During 2006, the outstanding 2005 Credit Facility balance of $20 million was repaid. Subsequently, CNA Surety reduced the available aggregate revolving credit facility to $25 million in borrowings.
In November of 2006, CNAF retired its $250 million 6.75% senior notes. A portion of the proceeds from the public offering discussed below were used to repay these notes.
In August of 2006, CNAF sold $400 million of 6.0% five-year senior notes and $350 million of 6.5% ten-year senior notes in a public offering.
The combined aggregate maturities for debt at December 31, 2006 are presented in the following table.
Maturity of Debt

(In millions)
2007	$—
2008	350
2009	—
2010	—
2011	400
Thereafter	1,418
Less original issue discount	(12)

Total	$2,156

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
In 2000, approximately 60% of CCC’s eligible employees elected to forego earning additional benefits in the CNA Retirement Plan, a defined benefit pension plan. These employees maintain an “accrued pension account” within the defined benefit pension plan that is credited with interest annually at the 30-year treasury rate. Instead, employees who elected to discontinue accruing benefits in the defined benefit pension plan receive certain enhanced employer contributions in the CNA Savings and Capital Accumulation Plan discussed below. Employees hired on or after January 1, 2000 are not eligible to participate in the CNA Retirement Plan.
CNA’s funding policy for defined benefit pension plans is to make contributions in accordance with applicable governmental regulatory requirements with consideration of the funded status of the plans. The assets of the plans are invested primarily in mortgage-backed securities, short term investments, equity securities and limited partnerships.
CNA provides certain healthcare and life insurance benefits to eligible retired employees, their covered dependents and their beneficiaries. The funding for these plans is generally to pay covered expenses as they are incurred.
In September of 2004, the Company announced significant changes to the CNA Retiree Health and Group Benefits plan affecting current and future retirees. Benefit changes were effective January 1, 2005 and included elimination of dental plan subsidy and elimination of various medical plan options. These changes resulted in a substantial unrecognized prior service cost benefit.

The following table provides a reconciliation of benefit obligations.
Benefit Obligations and Accrued Benefit Costs

	Pension Benefits		Postretirement Benefits
(In millions)	2006	2005	2006	2005
Benefit obligation at January 1	$2,636	$2,527	$210	$180

Changes in benefit obligation:
Service cost	26	27	2	3
Interest cost	142	145	10	10
Participants’ contributions	—	—	7	8
Plan amendments	—	1	—	—
Actuarial loss (gain)	(60)	87	(34)	21
Benefits paid	(152)	(146)	(19)	(12)
Special termination benefits	2	—	—	—
Foreign currency translation and other	8	(5)	1	—

Benefit obligations at December 31	2,602	2,636	177	210

Fair value of plan assets at January 1	2,107	2,029	—	—
Change in plan assets:
Actual return on plan assets	226	161	—	—
Company contributions	79	67	12	4
Participants’ contributions	—	—	7	8
Benefits paid	(152)	(146)	(19)	(12)
Foreign currency translation and other	(2)	(4)	—	—

Fair value of plan assets at December 31	2,258	2,107	—	—

Funded status	(344)	(529)	(177)	(210)
Unrecognized net actuarial loss		528		94
Unrecognized net transition asset		(1)		—
Unrecognized prior service cost (benefit)		9		(174)

Prepaid (accrued) benefit cost		$7		$(290)

Amounts recognized in the Consolidated Balance Sheet:
Prepaid benefit cost		20		—
Accrued benefit liability		(372)		(290)
Intangible assets		9		—
Accumulated other comprehensive income		350		—

Net amount recognized		$7		$(290)

Amounts recognized in the Consolidated Balance Sheet:
Other liabilities	(344)		(177)

Net benefit plan liability at December 31	$(344)		$(177)

Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic benefit cost:
Net transition asset	(1)		—
Prior service cost (credit)	6		(146)
Net actuarial loss	381		55

Net amount recognized	$386		$(91)

The accumulated benefit obligation for all defined benefit pension plans was $2,453 million and $2,468 million at December 31, 2006 and 2005. Included in these amounts were benefit obligations related to an overfunded plan that was less than $1 million at December 31, 2005. The fair value of plan assets related to the overfunded plan was $10 million at December 31, 2005.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2006 and 2005 are presented in the following table.

Pension Plans with Accumulated Benefit Obligation
in Excess of Plan Assets
(In millions)	2006	2005
Projected benefit obligation	$2,485	$2,567
Accumulated benefit obligation	2,351	2,408
Fair value of plan assets	2,148	2,036
The components of net periodic benefit costs are presented in the following table.

Years ended December 31	2006	2005	2004
(In millions)
Pension benefits
Service cost	$26	$27	$31
Interest cost on projected benefit obligation	142	145	145
Expected return on plan assets	(162)	(156)	(152)
Prior service cost amortization	2	2	2
Actuarial loss	25	21	13
Settlement loss	—	—	5

Net periodic pension cost	$33	$39	$44

Postretirement benefits
Service cost	$2	$3	$4
Interest cost on projected benefit obligation	10	10	17
Prior service cost amortization	(28)	(28)	(20)
Actuarial loss	4	4	3

Net periodic postretirement (benefit) cost	$(12)	$(11)	$4

Pension and postretirement benefits
Increase (decrease) in FAS 87 minimum liability included in other comprehensive income	$(124)	$51	$101
Increase in FAS 158 liability included in accumulated other comprehensive income	71	—	—

Total increase (decrease)	$(53)	$51	$101

As discussed in Note A, the Company adopted SFAS 158 as of December 31, 2006. The incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheet is presented in the following table.
Effect of Applying SFAS 158

December 31, 2006	Before Application of		After Application of
(In millions)	SFAS 158	Adjustments	SFAS 158
Deferred income taxes	$830	$25	$855
Other assets	614	(22)	592
Total assets	60,280	3	60,283
Other liabilities	2,691	49	2,740
Total liabilities	50,131	49	50,180
Minority interest	337	(2)	335
Accumulated other comprehensive income, net of minority interest of $2 million	593	(44)	549
Total stockholders’ equity	9,812	(44)	9,768
Weighted average actuarial assumptions used at December 31, 2006 and 2005 to determine benefit obligations are set forth in the following table.
Weighted Average Actuarial Assumptions for Benefit Obligations

December 31	2006	2005
Pension benefits
Discount rate	5.750%	5.625%
Expected long term rate of return	8.00	8.00
Rate of compensation increases	5.83	5.83

Postretirement benefits
Discount rate	5.625%	5.500%
Weighted average actuarial assumptions used to determine net cost for the years ended December 31, 2006, 2005 and 2004 are set forth in the following table.
Weighted Average Actuarial Assumptions for Net Cost

December 31	2006	2005	2004
Pension benefits
Discount rate	5.625%	5.875%	6.22%
Expected long term rate of return	8.00	8.00	8.00
Rate of compensation increases	5.83	5.83	5.83

Postretirement benefits
Discount rate	5.500%	5.875%	6.190%
The table below presents the estimated amounts to be recognized from accumulated other comprehensive income into net periodic benefit cost during 2007.

(In millions)	Pension Benefits	Postretirement Benefits
Amortization of net actuarial loss	$13	$2
Amortization of prior service cost (benefit)	1	(18)

Total estimated amounts to be recognized	$14	$(16)

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
The Company has limited its share of the health care trend rate to a cost-of-living adjustment estimated to be 4% per year. The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 4% per year in 2006, 2005 and 2004. The healthcare cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase in the assumed healthcare cost trend rate of 1% in each year would have no impact on the accumulated postretirement benefit obligation or the aggregate net periodic postretirement benefit cost for 2006 as the cost-of-living adjustment is estimated to be 4% which is the maximum contractual benefit. A decrease in the assumed healthcare cost trend rate of 1% in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2006 by $10 million and impact aggregate net periodic postretirement benefits for 2006 by $1 million.
The Company’s pension plans weighted average asset allocation at December 31, 2006 and 2005, by asset category, is as follows:
Pension Plan Assets

	Percentage of Plan Assets
	December 31,
	2006	2005
Asset Category
Fixed maturity securities	48%	24%
Equity securities	26	25
Limited partnerships	22	15
Short term investments	2	33
Other	2	3

Total	100%	100%

CNA employs a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated future minimum benefit payments to participants at December 31, 2006.
Estimated Future Minimum Benefit Payments to Participants

	Pension	Postretirement
	Benefits	Benefits
(In millions)
2007	150	12
2008	148	12
2009	149	13
2010	150	13
2011	153	14
2012-2016	826	71
In 2007, CNA expects to contribute $58 million to its pension plans and $12 million to its postretirement healthcare and life insurance benefit plans.
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
As noted above, during 2000, CCC employees were required to make a choice regarding their continued participation in CNAF’s defined benefit pension plan. Employees who elected to forego earning additional benefits in the defined benefit pension plan and all employees hired by CCC on or after January 1, 2000 receive a Company contribution of 3% or 5% of their eligible compensation, depending on their age. In addition, these employees are eligible to receive additional discretionary contributions of up to 2% of eligible compensation and an additional Company match of up to 80% of the first 6% of eligible compensation contributed by the employee. These contributions are made at the discretion of management and are contributed to participant accounts in the first quarter of the year following management’s determination of the discretionary amounts. As of December 31, 2006, employees do not vest in these contributions until reaching five years of service. Effective January 1, 2007, employees vest in these contributions ratably over five years, retroactively applied.
Benefit expense for the Company’s savings plans was $55 million, $24 million and $49 million in 2006, 2005 and 2004.
Stock-Based Compensation
The CNA Long Term Incentive Plan (the LTI Plan) authorizes the grant of options and stock appreciation rights (SARs) to certain management personnel for up to 4 million shares of the Company’s common stock. All options and SARs granted have ten-year terms and vest ratably over the four-year period following the date of grant. The number of shares available for the granting of options and SARs under the LTI Plan as of December 31, 2006 was approximately 2 million.

The following table presents activity under the LTI Plan during 2006, 2005 and 2004.
Options and SARs Plan Activity

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Option		Option		Option
	Number	Price per	Number	Price per	Number	Price per
	of Awards	Award	of Awards	Award	of Awards	Award
Balance at January 1	1,628,600	$28.71	1,474,000	$29.17	1,434,800	$29.97
Awards granted	327,000	30.98	328,800	27.27	350,400	26.30
Awards exercised	(236,500)	30.71	(42,050)	28.60	(2,900)	26.28
Awards forfeited	(24,200)	29.05	(132,150)	30.38	(308,300)	29.63

Balance at December 31	1,694,900	$28.86	1,628,600	$28.71	1,474,000	$29.17

Awards exercisable at December 31	965,400	$29.13	963,650	$30.17	827,450	$31.16

Weighted average fair value per share of awards granted		$10.73		$7.48		$7.74

During 2006, the Company awarded SARs totaling 327,000 shares. The SARs balance at December 31, 2006 was 319,000 shares with 8,000 shares forfeited.
The weighted average grant-date fair value of awards granted during the year ended December 31, 2006 was $10.73 per award. The weighted average remaining contractual term of awards outstanding and exercisable as of December 31, 2006, were 6.65 years and 5.42 years. The aggregate intrinsic values of awards outstanding and exercisable at December 31, 2006 were $19 million and $11 million. The total intrinsic value of awards exercised for the year ended December 31, 2006 was $2 million.
The fair value of granted options and SARs was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes model incorporates a risk free rate of return and various assumptions regarding the underlying common stock and the expected life of the securities granted. Different interest rates and assumptions were used for each grant, as appropriate at that date. The risk free interest rates used ranged from 2.7% to 4.6%. The estimates of the underlying common stock’s volatility ranged from 22.3% to 25.2%, and the expected dividend yield was 0% for all valuations. The expected life of the securities granted ranged from 5.0 to 6.3 years.
CNA Surety has reserved shares of its common stock for issuance to directors, officers and employees of CNA Surety through incentive stock options, non-qualified stock options and SARs under separate plans (CNA Surety Plans). The CNA Surety Plans have in the aggregate 3 million shares available for which options may be granted. At December 31, 2006, approximately 1 million options were outstanding under these plans. The data provided in the preceding paragraphs and table does not include CNA Surety’s stock-based compensation plans.
The Company recorded stock-based compensation expense of $3.2 million and $336 thousand for the years ended December 31, 2006 and 2005. The related income tax benefit recognized was $1.1 million and $118 thousand. These amounts also include compensation in the form of restricted stock grants awarded by the Company and expense recorded by CNA Surety for these periods. At December 31, 2006, the compensation cost related to nonvested awards not yet recognized was $4.2 million and the weighted average period over which it is expected to be recognized is 1.27 years.
At December 31, 2006, the Company’s non-vested portion of a restricted stock grant totaled 28,329 shares with a grant-date fair value of $842 thousand.
Equity based compensation that is not fully vested prior to termination is generally forfeited upon termination, except as otherwise provided by contractual obligations. In addition, any such compensation that vested prior to termination is generally cancelled immediately, except in cases of retirement, death or disability, and as otherwise provided by contractual obligations.

Note K. Operating Leases, Other Commitments and Contingencies, and Guarantees
Operating Leases
CNA occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expense for the years ended December 31, 2006, 2005 and 2004 was $53 million, $71 million and $70 million. Lease and sublease revenues for the years ended December 31, 2006, 2005 and 2004 were $7 million, $5 million and $7 million. CCC and CAC remain contingently liable under two ground leases covering a portion of an office building property sold in 2003. Although the two leases expire in 2058, CCC and CAC have certain collateral, as well as certain contractual rights and remedies, in place to minimize any exposure that may arise from the new owner’s failure to comply with its obligations under the ground leases.
The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with future minimum sublease receipts to be received on owned and leased properties at December 31, 2006.
Future Minimum Lease Payments and Sublease Receipts

	Future	Future
	Minimum	Minimum
	Lease	Sublease
	Payments	Receipts
(In millions)
2007	$49	$7
2008	43	6
2009	35	5
2010	31	5
2011	25	4
Thereafter	51	5

Total	$234	$32

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2006 that the Company could be required to pay under this guarantee are approximately $239 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.
Other Commitments and Contingencies
In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2006 and 2005, there were approximately $27 million and $30 million of outstanding letters of credit.
The Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $15 million at December 31, 2006. Estimated future minimum payments under these contracts are as follows: $12 million in 2007 and $3 million in 2008.
The Company currently has an agreement in place for services to be rendered in relation to employee benefits, administration and consulting. If the Company terminates this agreement without cause, or the agreement is terminated due to the Company’s default, prior to the end of any renewal term, the Company shall pay the greater of fifteen percent of the average monthly fees related to such services for the remainder of the term, or the specified minimum termination fee for the year. The minimum termination fee for the year ended December 31, 2007 is $7 million.
Guarantees
CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. The Company would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, the Company has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees was approximately $6 million at December 31, 2006.
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2006, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $933 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2006, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2006, the Company has recorded approximately $28 million of liabilities related to these indemnification agreements.
In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety issued a guarantee of $75 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30 million of preferred securities.
Note L. Stockholders’ Equity and Statutory Financial Information
Stockholders’ Equity
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
CNA’s Board of Directors has approved a Share Repurchase Program to purchase, in the open market or through privately negotiated transactions, its outstanding common stock, as Company management deems appropriate. No shares of common stock were purchased during 2006 or 2005.
Statutory Accounting Practices (Unaudited)
CNA’s domestic insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory accounting principles to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to certain fixed maturity securities. The National Association of Insurance Commissioners (NAIC) has codified statutory accounting principles to foster more consistency among the states for accounting guidelines and reporting.

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
CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus in 2006 or 2005.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation — Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2006, CCC is in a positive earned surplus position, enabling CCC to pay approximately $556 million of dividend payments during 2007 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2006 and 2005, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.
Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life and group insurance subsidiaries, were as follows.
Preliminary Statutory Information

	Statutory Capital and Surplus		Statutory Net Income
	December 31		Years Ended December 31
	2006	2005	2006	2005	2004
(In millions)
Property and casualty companies (a)	$8,137	$6,940	$721	$550	$694
Life and group insurance companies	687	627	67	65	334

(a)	Surplus includes the property and casualty companies’ equity ownership of the life company’s capital and surplus.

Note M. Comprehensive Income (Loss)
Comprehensive income (loss) is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.
Comprehensive Income (Loss)

Years ended December 31	2006	2005	2004
(In millions)
Net income	$1,108	$264	$425

Other comprehensive income (loss):
Change in unrealized gains (losses) on general account investments:
Holding gains (losses) arising during the period, net of tax benefit (expense) of $(68), $72 and $(170)	127	(136)	316
Net unrealized (gains) losses at beginning of period included in realized gains (losses) during the period, net of tax expense of $6, $71 and $223	(11)	(131)	(414)

Net change in unrealized gains (losses) on general account investments, net of tax benefit (expense) of $(62), $143 and $53	116	(267)	(98)
Net change in unrealized gains (losses) on discontinued operations, separate accounts and other, net of tax benefit of $4, $16 and $0	(6)	4	(68)
Net change in foreign currency translation adjustment	42	(24)	24
Net change in derivative instruments designated as cash flow hedge, net of tax benefit of $0, $0 and $1	—	—	(3)
Net change in minimum pension liability, net of tax benefit (expense) of $(44), $18 and $36	80	(33)	(65)
Allocation to participating policyholders’ and minority interests	4	18	19

Other comprehensive income (loss), net of tax benefit (expense) of $(102), $177 and $90	236	(302)	(191)

Total comprehensive income (loss)	$1,344	$(38)	$234

The following table displays the components of accumulated other comprehensive income included in the Consolidated Balance Sheets.
Accumulated Other Comprehensive Income

December 31	2006	2005
(In millions)
Cumulative foreign currency translation adjustment	$93	$51
Minimum pension liability, net of tax benefit of $79 and $123	(147)	(227)
Adjustment to initially apply FAS 158, net of tax benefit of $25	(46)	—
Net unrealized gains on investments and other, net of tax expense of $329 and $271	649	535

Accumulated other comprehensive income	$549	$359

Note N. Business Segments
CNA’s core property and casualty insurance operations are reported in two business segments: Standard Lines and Specialty Lines. CNA’s non-core operations are managed in two segments: Life and Group Non-Core and Corporate and Other Non-Core. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S. as well as globally. Specialty Lines provides a broad array of professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business that have either been sold or placed in run-off. Corporate and Other Non-Core primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of APMT claims as well as the results of

CNA’s participation in voluntary insurance pools, which are primarily in run-off, and various non-insurance operations.
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
All significant intrasegment income and expense has been eliminated. Standard Lines’ other revenues and expenses include revenues for services provided by CNA ClaimsPlus to other units within the Standard Lines segment that are eliminated at the consolidated level. Intrasegment other revenues and expenses eliminated at the consolidated level were approximately $50 million, $65 million and $93 million for the years ended December 31, 2006, 2005 and 2004.
Income taxes have been allocated on the basis of the taxable income of the segments.
Approximately 7.1%, 6.1% and 5.0% of CNA’s gross written premiums were derived from outside the United States, primarily the United Kingdom, for the years ended December 31, 2006, 2005 and 2004. Gross written premiums from the United Kingdom were approximately 3.2%, 2.8% and 2.3% of CNA’s premiums for the years ended December 31, 2006, 2005 and 2004. Gross written premiums from any individual foreign country, other than the United Kingdom, were not significant.
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
The significant components of the Company’s continuing operations and selected balance sheet items are presented in the following tables.

				Corporate
	Standard	Specialty	Life and Group	and Other
Year ended December 31, 2006	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
(In millions)
Net earned premiums	$4,413	$2,555	$641	$(1)	$(5)	$7,603
Net investment income	991	403	698	320	—	2,412
Other revenues	96	154	66	9	(50)	275

Total operating revenues	5,500	3,112	1,405	328	(55)	10,290

Claims, benefits and expenses:
Net incurred claims and benefits	3,093	1,546	1,195	190	1	6,025
Policyholders’ dividends	18	4	—	—	—	22
Amortization of deferred acquisition costs	981	538	14	1	—	1,534
Other insurance related expenses	393	145	201	24	(6)	757
Restructuring and other related charges	—	—	—	(13)	—	(13)
Other expenses	128	139	58	126	(50)	401

Total claims, benefits and expenses	4,613	2,372	1,468	328	(55)	8,726

Operating income (loss) from continuing operations before income tax and minority interest	887	740	(63)	—	—	1,564
Income tax (expense) benefit on operating income (loss)	(258)	(245)	49	4	—	(450)
Minority interest	(12)	(31)	—	(1)	—	(44)

Net operating income (loss) from continuing operations	617	464	(14)	3	—	1,070

Realized investment gains (losses), net of participating policyholders’ and minority interests	76	28	(50)	32	—	86
Income tax (expense) benefit on realized investment gains (losses)	(21)	(10)	17	(5)	—	(19)

Income (loss) from continuing operations	$672	$482	$(47)	$30	$—	$1,137

As of December 31, 2006
(In millions)

Reinsurance receivables	$3,260	$1,296	$2,378	$3,013	$—	$9,947

Insurance receivables	$2,053	$424	$52	$(53)	$—	$2,476

Insurance reserves:
Claim and claim adjustment expense	$14,934	$5,529	$3,134	$6,039	$—	$29,636
Unearned premiums	2,007	1,599	173	5	—	3,784
Future policy benefits	—	—	6,645	—	—	6,645
Policyholders’ funds	35	—	980	—	—	1,015

Deferred acquisition costs	$407	$283	$500	$—	$—	$1,190

				Corporate
	Standard	Specialty	Life and Group	and Other
Year ended December 31, 2005	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
(In millions)
Net earned premiums	$4,410	$2,475	$704	$(8)	$(12)	$7,569
Net investment income	767	281	593	251	—	1,892
Other revenues	98	124	95	159	(65)	411

Total operating revenues	5,275	2,880	1,392	402	(77)	9,872

Claims, benefits and expenses:
Net incurred claims and benefits	3,857	1,617	1,160	343	(2)	6,975
Policyholders’ dividends	19	4	1	—	—	24
Amortization of deferred acquisition costs	986	532	22	3	—	1,543
Other insurance related expenses	444	115	257	23	(10)	829
Other expenses	110	108	61	115	(65)	329

Total claims, benefits and expenses	5,416	2,376	1,501	484	(77)	9,700

Operating income (loss) from continuing operations before income tax and minority interest	(141)	504	(109)	(82)	—	172
Income tax (expense) benefit on operating income (loss)	110	(154)	58	91	—	105
Minority interest	(10)	(14)	—	—	—	(24)

Net operating income (loss) from continuing operations	(41)	336	(51)	9	—	253

Realized investment gains (losses), net of participating policyholders’ and minority interests	20	14	(30)	(14)	—	(10)
Income tax (expense) benefit on realized investment gains (losses)	(11)	(2)	11	2	—	—

Income (loss) from continuing operations	$(32)	$348	$(70)	$(3)	$—	$243

As of December 31, 2005
(In millions)

Reinsurance receivables	$3,968	$1,493	$2,707	$4,268	$—	$12,436

Insurance receivables	$2,056	$375	$105	$5	$—	$2,541

Insurance reserves:
Claim and claim adjustment expense	$15,084	$5,205	$3,277	$7,372	$—	$30,938
Unearned premiums	1,952	1,577	168	9	—	3,706
Future policy benefits	—	—	6,297	—	—	6,297
Policyholders’ funds	30	—	1,465	—	—	1,495

Deferred acquisition costs	$408	$274	$515	$—	$—	$1,197

				Corporate
	Standard	Specialty	Life and Group	and Other
Year ended December 31, 2004	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
(In millions)
Net earned premiums	$4,917	$2,277	$921	$128	$(34)	$8,209
Net investment income	496	246	692	246	—	1,680
Other revenues	129	109	91	40	(86)	283

Total operating revenues	5,542	2,632	1,704	414	(120)	10,172

Claims, benefits and expenses:
Net incurred claims and benefits	3,480	1,441	1,372	162	(21)	6,434
Policyholders’ dividends	9	5	(3)	—	—	11
Amortization of deferred acquisition costs	1,109	506	36	29	—	1,680
Other insurance related expenses	593	88	291	13	(13)	972
Restructuring and other related charges	—	—	—	(3)	—	(3)
Other expenses	94	101	76	141	(86)	326

Total claims, benefits and expenses	5,285	2,141	1,772	342	(120)	9,420

Operating income (loss) from continuing operations before income tax and minority interest	257	491	(68)	72	—	752
Income tax (expense) benefit on operating income (loss)	(27)	(150)	39	12	—	(126)
Minority interest	(10)	(17)	—	—	—	(27)

Net operating income (loss) from continuing operations	220	324	(29)	84	—	599

Realized investment gains (losses), net of participating policyholders’ and minority interests	219	84	(615)	64	—	(248)
Income tax (expense) benefit on realized investment gains (losses)	(80)	(30)	230	(25)	—	95

Income (loss) from continuing operations	$359	$378	$(414)	$123	$—	$446

The following table provides revenue by line of business for each reportable segment. Prior period amounts have been conformed to reflect the current product structure. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ and minority interests.
Revenue by Line of Business

Years ended December 31	2006	2005	2004
(In millions)
Standard Lines
Property	$1,249	$1,108	$1,180
Casualty	3,576	3,532	3,938
CNA Global	751	655	643

Standard Lines revenue	5,576	5,295	5,761

Specialty Lines
US Specialty Lines	2,417	2,205	2,053
Surety	436	393	361
Warranty	287	296	302

Specialty Lines revenue	3,140	2,894	2,716

Life and Group Non-Core
Life & Annuity	384	311	435
Health	889	900	1,025
Other	82	151	(371)

Life and Group Non-Core revenue	1,355	1,362	1,089

Corporate and Other Non-Core revenue
CNA Re	129	71	225
Other	231	317	253

Corporate and Other Non-Core revenue	360	388	478

Eliminations	(55)	(77)	(120)

Total revenue	$10,376	$9,862	$9,924

Note O. Restructuring and Other Related Charges
In 2001, the Company finalized and approved two separate restructuring plans. The first plan related to the Company’s Information Technology operations. The initial restructuring and other related charges amounted to $62 million in 2001. The remaining accrual related to this restructuring charge of $3 million was released in 2004.
The second plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations. During the second quarter of 2006, management reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability is no longer required as the Company has completed its lease obligations. As a result, the excess remaining accrual was released in 2006, resulting in pretax income of $13 million for the year ended December 31, 2006. During 2005 and 2004, approximately $1 million and $5 million of costs were paid. The initial restructuring and other related charges amounted to $189 million in 2001.
Note P. Significant Transactions
Specialty Medical Business
On January 6, 2005, the Company completed the sale of its specialty medical business to Aetna Inc. As a result of the sale, CNA recorded a realized gain of approximately $9 million in 2005. The revenues of the business sold were $17 million and $166 million for the years ended December 31, 2005 and 2004. Net income related to this business was $18 million and $16 million for the years ended December 31, 2005 and 2004.

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
The revenues of the individual life business through the sale date were $151 million for the year ended December 31, 2004. The net results for this business through the sale date were a net loss of $6 million for the year ended December 31, 2004.
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
The Company has initiated and is actively pursuing a plan to sell a portion of the discontinued operations. The Company expects a sale to be completed in 2007.
Results of the discontinued operations were as follows:
Discontinued Operations

Years ended December 31	2006	2005	2004
(In millions)
Revenues:
Net investment income	$17	$15	$17
Realized investment gains (losses) and other	(2)	7	(7)

Total revenues	15	22	10
Insurance related (expenses) benefits	(51)	1	(30)

Income (loss) before income taxes	(36)	23	(20)
Income tax (expense) benefit	7	(2)	(1)

Income (loss) from discontinued operations, net of tax	$(29)	$21	$(21)

The results for 2006 reflect an impairment loss of approximately $29 million related to the anticipated sale of a portion of the discontinued operations. The assets and liabilities that would be subject to a sale were $239 million and $157 million at December 31, 2006. Excluding the impairment loss on the anticipated sale, net loss for this business was $1 million and $3 million for the years ended December 31, 2006 and 2004, and net income was $13 million for the year ended December 31, 2005. The Company’s subsidiary, The Continental Corporation, provides a guarantee for a portion of the subject liabilities related to certain marine products. Any sale is expected to include provisions that would significantly limit the Company’s exposure related to this guarantee.

Net assets of discontinued operations, including the assets and liabilities subject to the sale discussed above, are included in Other assets in the Consolidated Balance Sheets and were as follows:
Discontinued Operations

December 31	2006	2005
(In millions)
Assets:
Investments	$317	$358
Reinsurance receivables	33	78
Cash	40	29
Other assets	3	5

Total assets	393	470

Liabilities:
Insurance reserves	308	338
Other liabilities	17	19

Total liabilities	325	357

Net assets of discontinued operations	$68	$113

The Accumulated other comprehensive income, net of tax, reported on the Consolidated Balance Sheets includes $1 million and $11 million related to unrealized gains and $15 million and $6 million related to the cumulative foreign currency translation adjustment for discontinued operations as of December 31, 2006 and 2005.
CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). At December 31, 2006 and 2005, the insurance reserves are net of discount of $94 million and $105 million. Excluding the impairment loss recorded in 2006 discussed above, the income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations.

Note R. Quarterly Financial Data (Unaudited)
The following tables set forth unaudited quarterly financial data for the years ended December 31, 2006 and 2005.

Quarterly Financial Data					Full
	First	Second	Third	Fourth	Year
(In millions, except per share data)
2006
Revenues	$2,501	$2,412	$2,620	$2,843	$10,376

Income from continuing operations before income tax	$343	$341	$436	$486	$1,606
Income tax expense	(108)	(100)	(131)	(130)	(469)

Income from continuing operations	235	241	305	356	1,137
Income (loss) from discontinued operations, net of tax	(6)	(2)	6	(27)	(29)

Net income	$229	$239	$311	$329	$1,108

Basic Earnings Per Share

Income from continuing operations	$0.84	$0.87	$1.13	$1.33	$4.17
Income (loss) from discontinued operations	(0.02)	(0.01)	0.02	(0.10)	(0.11)

Basic earnings per share available to common stockholders	$0.82	$0.86	$1.15	$1.23	$4.06

Diluted Earnings Per Share

Income from continuing operations	$0.84	$0.87	$1.13	$1.32	$4.16
Income (loss) from discontinued operations	(0.02)	(0.01)	0.02	(0.10)	(0.11)

Diluted earnings per share available to common stockholders	$0.82	$0.86	$1.15	$1.22	$4.05

Quarterly Financial Data					Full
	First	Second	Third	Fourth	Year
(In millions, except per share data)
2005
Revenues	$2,364	$2,570	$2,520	$2,408	$9,862

Income (loss) from continuing operations before income tax	$234	$336	$(48)	$(384)	$138
Income tax (expense) benefit	(56)	(48)	51	158	105

Income (loss) from continuing operations	178	288	3	(226)	243
Income from discontinued operations, net of tax	7	2	3	9	21

Net income (loss)	$185	$290	$6	$(217)	$264

Basic and Diluted Earnings (Loss) Per Share

Income (loss) from continuing operations	$0.63	$1.06	$(0.06)	$(0.95)	$0.68
Income from discontinued operations	0.03	—	0.02	0.03	0.08

Basic and diluted earnings (loss) per share available to common stockholders	$0.66	$1.06	$(0.04)	$(0.92)	$0.76

During the fourth quarter of 2006, the Company commuted a significant reinsurance contract that resulted in unfavorable development of $110 million, which was partially offset by the release of previously established allowance for uncollectible reinsurance. This commutation resulted in an unfavorable impact of $48 million. Additionally, the Company recorded $74 million of non-commutation related unfavorable net prior year development.
During the fourth quarter of 2005, the Company recorded unfavorable net prior year development of $591 million, which included $377 million from significant commutations and established surety losses related to a national contractor of $70 million.
Note S. Related Party Transactions
CNA reimburses Loews, or pays directly, for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA. The amounts reimbursed or paid by CNA were approximately $27 million, $23 million and $21 million for the years ended December 31, 2006, 2005 and 2004. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. See Note E for a detailed description of the income tax agreement with Loews. In addition, CNA writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The total related premiums for the year ended December 31, 2006 were $1 million. The total related premiums for the years ended December 31, 2005 and 2004 were less than $1 million.
In August 2006, the Company repurchased the Series H Issue from Loews. In addition, the Company sold 7.86 million shares of its common stock to Loews. See Note L for further discussion. In conjunction with the sale, the Company and Loews also entered into a Registration Rights Agreement pursuant to which Loews has the right to demand that the Company register up to an aggregate of 7.86 million shares for resale in a public offering and may request that the Company include those shares in certain registration statements that it may file in the future.
CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten-year term maturing between October of 2008 and May of 2010, and are secured by the stock purchased. The carrying value of the loans as of December 31, 2006 exceeds the fair value of the related common stock collateral by $7 million.
CNA Surety Corporation - Loans to National Contractor
CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF provided loans to the contractor through a credit facility. Due to reduced operating cash flow at the contractor these loans were fully impaired through realized investment losses in 2004 and 2005. For the years ended December 31, 2005 and 2004, the Company recorded a pretax impairment charge of $34 million and $56 million. The Company no longer provides additional liquidity to the contractor and has not recognized interest income related to the loans since June 30, 2005.
In addition to the impairment of loans outstanding under the credit facility, the Company determined that the contractor would likely be unable to meet its obligations under the surety bonds. Accordingly, during 2005, CNA Surety established $110 million of surety loss reserves in anticipation of future loss payments, $50 million of which was ceded to CCC under the reinsurance agreements discussed below. Further deterioration of the contractor’s operating cash flow could result in higher loss estimates and trigger additional reserve actions. If any such reserve additions were required, CCC would have all further surety bond exposure through the reinsurance arrangements. During the years ended December 31, 2006 and 2005, CNA Surety paid $34 million and $26 million related to surety losses of the contractor.

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
CCC provides reinsurance protection to CNA Surety for losses in excess of an aggregate of $60 million associated with the contractor. This treaty provides coverage for the life of bonds either in force or written from January 1, 2005 to December 31, 2005. CCC and CNA Surety agreed by addendum to extend this contract for twenty four months, expiring on December 31, 2007.
CCC and CNA Surety continue to engage in periodic discussions with insurance regulatory authorities regarding the level of surety bonds provided for this contractor and will continue to apprise those authorities of the status of their ongoing exposure to this account.
Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, reduce CNA Surety’s and ultimately the Company’s exposure to loss. While the Company believes that the contractor’s continuing restructuring efforts may be successful, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the Company’s surety bonds could have a material adverse effect on the Company’s results of operations. If such failures occur, the Company estimates the additional surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, could be up to $90 million pretax.
CNAF has also guaranteed or provided collateral for the contractor’s letters of credit. As of December 31, 2006 and December 31, 2005, these guarantees and collateral obligations aggregated $9 million and $13 million.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”), as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans in 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 22, 2007

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
CNAF management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.
CNAF’s independent public accountant, Deloitte & Touche LLP, has issued an audit report covering our assessment of the Company’s internal control over financial reporting. This report appears on page 137.
CNA Financial Corporation
Chicago, Illinois
February 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated February 22, 2007 expresses an unqualified opinion on those financial statements and financial statement schedules and includes an explanatory paragraph concerning a change in method of accounting for defined benefit pension and other postretirement plans in 2006.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 22, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2006, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The independent registered public accounting firm of the Company also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

			FIRST
	POSITION AND		BECAME
	OFFICES		EXECUTIVE
	HELD WITH		OFFICER OF
NAME	REGISTRANT	AGE	CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Stephen W. Lilienthal	Chief Executive Officer, CNA Financial Corporation	56	2001
Chief Executive Officer of CNA Financial Corporation and subsidiaries since August, 2002. Prior to that time, President and Chief Executive Officer, Property and Casualty Operations of the CNA insurance companies.

Michael Fusco	Executive Vice President, Chief Actuary, CNA insurance companies	58	2004	Executive Vice President, Chief Actuary of the CNA insurance companies since March, 2002. Prior to that time, Senior Vice President of the CNA insurance companies.

Jonathan D. Kantor	Executive Vice President, General Counsel and Secretary	51	1997	Executive Vice President, General Counsel and Secretary of CNA Financial Corporation.

James R. Lewis	President and Chief Executive Officer, Property and Casualty Operations, CNA insurance companies	57	2002
President and Chief Executive Officer, Property and Casualty Operations of the CNA insurance companies since August, 2002. Prior to that time, Executive Vice President, U.S. Insurance Operations, Property and Casualty Operations of the CNA insurance companies.

D. Craig Mense	Executive Vice President & Chief Financial Officer	55	2004
Executive Vice President and Chief Financial Officer since November, 2004. Prior to that time, President and Chief Executive Officer of Global Run-Off Operations at St. Paul Travelers from June, 2004 to November, 2004. Prior to that time, the following positions at Travelers Property Casualty Corp.: Chief Operating Officer of the Gulf Insurance Group (May, 2003 to May, 2004); Chief Financial and Administrative Officer (Personal Lines) (July, 2002 to March, 2003); and Senior Vice President and Chief Financial Officer (Bond) (April, 1996 to July, 2002).

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
Executive Compensation Information
December 31, 2006

Number of securities
	Number of securities to		remaining available for
	be issued upon	Weighted average exercise	future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans
	options, warrants and	options, warrants and	(excluding securities
	rights	rights	reflected in column (a))
	(a)	(b)	(c)
Plan Category

Equity compensation plans approved by security holders	1,694,900	$28.86	2,011,725
Equity compensation plans not approved by security holders	—	—	—

Total	1,694,900	$28.86	2,011,725

Additional information required in Item 12, Part III has been omitted as the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Exhibit
	Description of Exhibit	Number
(3)	Articles of incorporation and by-laws:
	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to 1987 Form 10-K incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998	3.1a

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1b

	By-Laws of CNA Financial Corporation, as amended April 28, 2004 (Exhibit 3.2 to 2004 Form 10-K incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:
	CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b) (4) (iii) of Regulation S-K	4.1

(10)	Material contracts:

Exhibit
Description of Exhibit	Number
Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.1

CNA Supplemental Executive Retirement Plan, restated as of January 1, 2003 (Exhibit 99.2 to Form 8-K filed January 6, 2005 incorporated herein by reference)	10.2

First Amendment to the CNA Supplemental Executive Retirement Plan, dated February 27, 2004 (Exhibit 99.3 to Form 8-K filed January 6, 2005 incorporated herein by reference)	10.3

Second Amendment to the CNA Supplemental Executive Retirement Plan, dated March 23, 2004 (Exhibit 99.4 to Form 8-K filed January 6, 2005 incorporated herein by reference)	10.4

Third Amendment to the CNA Supplemental Executive Retirement Plan, dated December 31, 2004 (Exhibit 99.1 to Form 8-K filed January 6, 2005 incorporated herein by reference)	10.5

CNA Financial Corporation 2000 Long Term Incentive Plan, dated August 4, 1999 (Exhibit 4.1 to 1999 Form S-8 filed August 4, 1999, incorporated herein by reference)	10.6

CNA Financial Corporation 2000 Incentive Compensation Plan, as amended and restated, effective as of February 9, 2005 (Exhibit A to Form DEF 14A, filed March 31, 2005, incorporated herein by reference (as indicated in Form 8-K, filed May 2, 2005, CNAF shareholders voted to approve this plan on April 27, 2005))	10.7

Share Purchase Agreement between CNA and TAWA UK Limited, dated July 15, 2002 for the entire issued share capital of CNA Re Management Company Limited (Exhibit 2.1 to September 30, 2002 Form 10-Q incorporated herein by reference)	10.8

Employment Agreement between CNA Financial Corporation and Stephen W. Lilienthal, dated October 26, 2005 (Exhibit 10.22 to September 30, 2005 Form 10-Q incorporated herein by reference)	10.9

Employment Agreement between Continental Casualty Company and James R. Lewis, dated October 26, 2005 (Exhibit 10.21 to September 30, 2005 Form 10-Q incorporated herein by reference)	10.10

Employment Agreement between Continental Casualty Company and Jonathan D. Kantor, dated March 16, 2005 (Exhibit 99.1 to June 13, 2005 Form 8-K incorporated herein by reference)	10.11

Capital Support Agreement among CNA Financial Corporation, Loews Corporation and Continental Casualty Company, dated November 12, 2003 (Exhibit 10.15 to 2003 Form 10-K incorporated herein by reference)	10.12

Employment Agreement between Continental Casualty Company and D. Craig Mense, dated December 2, 2004 (Exhibit 99.1 to December 8, 2004 Form 8-K incorporated herein by reference)	10.13

			Exhibit
		Description of Exhibit	Number
		Addendum to Employment Agreement between Continental Casualty Company and D. Craig Mense, dated December 2, 2004 (Exhibit 99.2 to December 8, 2004 Form 8-K incorporated herein by reference)	10.14

		Employment Agreement between Continental Casualty Company and Michael Fusco, dated April 1, 2004 (Exhibit 10.16 to 2004 Form 10-K incorporated herein by reference)	10.15

		CNA Supplemental Executive Savings and Capital Accumulation Plan, dated July 1, 2003 (Exhibit 10.17 to 2004 Form 10-K incorporated herein by reference)	10.16

		First Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated February 27, 2004 (Exhibit 10.18 to 2004 Form 10-K incorporated herein by reference)	10.17

		Second Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated March 23, 2004 (Exhibit 10.19 to 2004 Form 10-K incorporated herein by reference)	10.18

		Form of Award Letter for Long-Term Incentive Cash Award to Executive Officers for the Performance Period Beginning January 1, 2006 and Ending December 31, 2008, Delivered on April 14, 2006 (Exhibit 99.1 to April 19, 2006 Form 8-K incorporated herein by reference)	10.19

		Form of Award Terms for Long-Term Incentive Cash Award to Executive Officers for the Performance Period Beginning January 1, 2006 and Ending December 31, 2008, Delivered on April 14, 2006 (Exhibit 99.2 to April 19, 2006 Form 8-K incorporated herein by reference)	10.20

		Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	10.21

		Amendment to Employment Agreement between Continental Casualty Company and Michael Fusco, dated February 7, 2007	10.22

	(21)	Significant Subsidiaries of CNAF	21.1

	(23)	Consent of Independent Registered Public Accounting Firm	23.1

	(31)	Certification of Chief Executive Officer	31.1

		Certification of Chief Financial Officer	31.2

	(32)	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

		Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(b)		Exhibits:
		None.

(c)		Condensed Financial Information of Unconsolidated Subsidiaries:
		None.
Except for Exhibits 3.1a, 10.22, 21.1, 23.1, 31.1, 31.2, 32.1 and 32.2, the above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission.

SCHEDULE I. SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2006
	Cost or	Estimated
	Amortized	Fair	Carrying
	Cost	Value	Value
(In millions)
Fixed maturity securities available-for-sale:
Bonds:
U.S. Government and government agencies and authorities – taxable	$5,368	$5,445	$5,445
States, municipalities and political subdivisions – tax exempt	4,915	5,146	5,146
Foreign governments and political subdivisions	2,679	2,779	2,779
Public utilities	753	850	850
All other corporate bonds	20,331	20,515	20,515
Redeemable preferred stocks	885	912	912

Total fixed maturity securities available-for-sale	34,931	35,647	35,647

Fixed maturity securities trading:
Bonds:
U.S. Government and government agencies and authorities – taxable	2	2	2
Foreign governments and political subdivisions	14	14	14
All other corporate bonds	188	188	188

Total fixed maturity securities trading	204	204	204

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	3	5	5
Industrial and other	211	447	447
Non-redeemable preferred stocks	134	145	145

Total equity securities available-for-sale	348	597	597

Equity securities trading:
Common stocks:
Industrial and other	60	60	60

Total equity securities trading	60	$60	60

Limited partnership investments	1,852		1,852
Other invested assets	26		26
Short term investments available-for-sale	5,537		5,538
Short term investments trading	172		172

Total investments	$43,130		$44,096

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations

Years ended December 31	2006	2005	2004
(In millions)
Revenues:
Net investment income	$21	$18	$14
Realized investment losses	(7)	(29)	(62)
Other income	1	—	5

Total revenues	15	(11)	(43)

Expenses:
Administrative and general	2	9	5
Interest	118	110	104

Total expenses	120	119	109

Loss from operations before income taxes and equity in net income of subsidiaries	(105)	(130)	(152)
Income tax benefit	37	46	53

Loss before equity in net income of subsidiaries	(68)	(84)	(99)
Equity in net income of subsidiaries	1,176	348	524

Net income	$1,108	$264	$425

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Balance Sheets

December 31	2006	2005
(In millions)
Assets:
Investment in subsidiaries	$11,512	$10,263
Fixed maturity securities available-for-sale, at fair value (amortized cost of $9 and $1)	9	1
Equity securities available-for-sale, at fair value (cost of $1 and $1)	1	1
Short term investments	280	198
Receivables for securities sold	1	10
Amounts due from affiliates	37	44
Other assets	7	—

Total assets	$11,847	$10,517

Liabilities and Stockholders’ Equity:
Liabilities:
Short term debt	—	250
Long term debt	2,035	1,287
Other	44	30

Total liabilities	2,079	1,567

Stockholders’ equity:
Preferred stock (12,500,000 shares authorized) Series H Issue (no par value; $100,000 stated value; no shares and 7,500 shares issued; held by Loews Corporation)	—	750
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,543 and 258,177,285 shares issued; and 271,108,780 and 256,001,968 shares outstanding)	683	645
Additional paid-in capital	2,166	1,701
Retained earnings	6,486	5,621
Accumulated other comprehensive income	549	359
Treasury stock (1,931,763 and 2,175,317 shares), at cost	(58)	(67)

	9,826	9,009
Notes receivable for the issuance of common stock	(58)	(59)

Total stockholders’ equity	9,768	8,950

Total liabilities and stockholders’ equity	$11,847	$10,517

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31	2006	2005	2004
(In millions)
Cash flows from operating activities:
Net income	$1,108	$264	$425
Adjustments to reconcile net income to net cash flows from operating activities:
Income of subsidiaries	(1,176)	(348)	(524)
Dividends received from subsidiaries	91	127	307
Realized investment losses	7	29	62
Other, net	7	(59)	233

Total adjustments	(1,071)	(251)	78

Net cash flows provided by operating activities	37	13	503

Cash flows from investing activities:
Sales of fixed maturity securities	1	8	85
Purchases of fixed maturity securities	—	—	(27)
Change in short term investments	(60)	563	(710)
Capital contributions to subsidiaries	(3)	(41)	(156)
Return of capital from subsidiaries	19	—	18
Other, net	(7)	(64)	(14)

Net cash flows provided (used) by investing activities	(50)	466	(804)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	746	—	546
Principal payments on debt	(250)	(493)	(250)
Payment to repurchase Series H issue preferred stock	(993)	—	—
Proceeds from the issuance of common stock	499	—	—
Stock options exercised	10	2	—
Other, net	1	12	5

Net cash flows provided (used) by financing activities	13	(479)	301

Net change in cash	—	—	—
Cash, beginning of year	—	—	—

Cash, end of year	$—	$—	$—

See accompanying Notes to Condensed Financial Information.

Notes to Condensed Financial Information
A. Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these affiliates is reported as equity in net income of subsidiaries. Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of December 31, 2006.
B. Debt
Debt is composed of the following obligations.
Debt

December 31	2006	2005
(In millions)
Senior notes:
6.750%, face amount of $250, due November 15, 2006	$—	$250
6.450%, face amount of $150, due January 15, 2008	150	149
6.600%, face amount of $200, due December 15, 2008	200	199
6.000%, face amount of $400, due August 15, 2011	398	—
5.850%, face amount of $549, due December 15, 2014	546	546
6.500%, face amount of $350, due August 15, 2016	348	—
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Urban Development Action Grant, 1.00%, due May 7, 2019	3	3

Total	$2,035	$1,537

Short term debt	$—	$250
Long term debt	2,035	1,287

Total	$2,035	$1,537

In November of 2006, CNAF retired its $250 million 6.75% senior notes. A portion of the proceeds from the public offering discussed below were used to repay these notes.
In August of 2006, CNAF sold $400 million of 6.0% five-year senior notes and $350 million of 6.5% ten-year senior notes in a public offering.
C. Commitments and Contingencies
In the normal course of business, CNAF guarantees the indebtedness of certain of its subsidiaries to the debt maturity or payoff, whichever comes first. These guarantees arise in the normal course of business and are given to induce a lender to enter into an agreement with CNAF’s subsidiaries. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $22 million at December 31, 2006.
In the course of selling business entities and assets to third parties, CNAF has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2006, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $259 million.
In addition, CNAF has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2006,

CNAF had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2006, CNAF has recorded approximately $10 million of liabilities related to these indemnification agreements.
CNAF has provided guarantees of the indebtedness of certain of its subsidiaries’ independent insurance producers. These guarantees expire in 2008. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, CNAF has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees was approximately $6 million at December 31, 2006.
In the normal course of business, CNAF has provided guarantees to holders of structured settlement annuities (SSA) provided by certain of its subsidiaries, which expire through 2120. CNAF would be required to remit SSA payments due to claimants if the primary obligor failed to perform on these contracts. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $1.8 billion at December 31, 2006.
CNA Surety Corporation - Loans to National Contractor
CNA Surety, a 63% owned and consolidated subsidiary of Continental Casualty Company (CCC), a wholly-owned subsidiary of CNAF, has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF provided loans to the contractor through a credit facility. Due to reduced operating cash flow at the contractor these loans were fully impaired through realized investment losses in 2004 and 2005. For the years ended December 31, 2005 and 2004, CNAF recorded a pretax impairment charge of $34 million and $56 million. CNAF no longer provides additional liquidity to the contractor and has not recognized interest income related to the loans since June 30, 2005.
CNAF has also guaranteed or provided collateral for the contractor’s letters of credit. As of December 31, 2006 and December 31, 2005, these guarantees and collateral obligations aggregated $9 million and $13 million.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

		Gross Insurance Reserves						Insurance	Amortiz-
		Claim						Claims and	ation
	Deferred	And Claim	Future		Policy-		Net	Policy-	of Deferred	Other	Net
	Acquisition	Adjustment	Policy	Unearned	holders’	Net Earned	Investment	holders’	Acquisition	Operating	Written Pre-
	Costs	Expense	Benefits	Premium	Funds	Premiums	Income (a)	Benefits	Cost	Expenses	miums (b)
(In millions)
December 31, 2006
Standard Lines	$407	$14,934	$—	$2,007	$35	$4,413	$991	$3,111	$981	$521	$4,433
Specialty Lines	283	5,529	—	1,599	—	2,555	403	1,550	538	284	2,596
Life and Group Non-Core	500	3,134	6,645	173	980	641	698	1,195	14	259	633
Corporate and Other Non-Core	—	6,039	—	5	—	(1)	320	190	1	137	(2)
Eliminations	—	—	—	—	—	(5)	—	1	—	(56)	(5)

Consolidated Operations	$1,190	$29,636	$6,645	$3,784	$1,015	$7,603	$2,412	$6,047	$1,534	$1,145	$7,655

December 31, 2005
Standard Lines	$408	$15,084	$—	$1,952	$30	$4,410	$767	$3,876	$986	$554	$4,382
Specialty Lines	274	5,205	—	1,577	—	2,475	281	1,621	532	223	2,463
Life and Group Non-Core	515	3,277	6,297	168	1,465	704	593	1,161	22	318	694
Corporate and Other Non-Core	—	7,372	—	9	—	(8)	251	343	3	138	(19)
Eliminations	—	—	—	—	—	(12)	—	(2)	—	(75)	(12)

Consolidated Operations	$1,197	$30,938	$6,297	$3,706	$1,495	$7,569	$1,892	$6,999	$1,543	$1,158	$7,508

December 31, 2004
Standard Lines						$4,917	$496	$3,489	$1,109	$687	$4,582
Specialty Lines						2,277	246	1,446	506	189	2,391
Life and Group Non-Core						921	692	1,369	36	367	633
Corporate and Other Non-Core						128	246	162	29	151	5
Eliminations						(34)	—	(21)	—	(99)	(17)

Consolidated Operations						$8,209	$1,680	$6,445	$1,680	$1,295	$7,594

(a)	Investment income is allocated based on each segment’s net carried insurance reserves as adjusted.

(b)	Net written premiums relate to business in property and casualty companies only.

SCHEDULE IV. REINSURANCE
Incorporated herein by reference from Note H of the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Period	Expenses	Accounts (a)	Deductions	End of Period
(In millions)
Year ended December 31, 2006
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$964	$48	$3	$178	$837

Valuation allowance:
Deferred income taxes	$30	$—	$—	$30	$—

Year ended December 31, 2005
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$1,048	$111	$3	$198	$964

Valuation allowance:
Deferred income taxes	$33	$(3)	$—	$—	$30

Year ended December 31, 2004
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$948	$312	$5	$217	$1,048

Valuation allowance:
Deferred income taxes	$—	$33	$—	$—	$33

(a)	Amount includes effects of foreign currency translation.
SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

	Consolidated Property and Casualty Operations
As of and for the years ended December 31	2006	2005	2004
(In millions)
Deferred acquisition costs	$1,190	$1,197

Reserves for unpaid claim and claim adjustment expenses	29,459	30,694

Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 7.5%)	1,648	1,739

Unearned premiums	3,784	3,706

Net written premiums	7,655	7,509	$7,594

Net earned premiums	7,595	7,558	7,925

Net investment income	2,035	1,595	1,266

Incurred claim and claim adjustment expenses related to current year	4,837	5,054	5,118

Incurred claim and claim adjustment expenses related to prior years	332	1,107	234

Amortization of deferred acquisition costs	1,534	1,541	1,641

Paid claim and claim adjustment expenses	4,165	3,541	5,401

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 22, 2007	By	/s/ Stephen W. Lilienthal

Stephen W. Lilienthal
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ D. Craig Mense

D. Craig Mense
Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 22, 2007	By	/s/ Brenda J. Gaines

(Brenda J. Gaines, Director)

Dated: February 22, 2007	By	/s/ Stephen W. Lilienthal

(Stephen W. Lilienthal, Chief Executive Officer and Director)

Dated: February 22, 2007	By	/s/ Paul J. Liska

(Paul J. Liska, Director)

Dated: February 22, 2007	By	/s/ Jose Montemayor

(Jose Montemayor, Director)

Dated: February 22, 2007	By	/s/ Don M. Randel

(Don M. Randel, Director)

Dated: February 22, 2007	By	/s/ Joseph Rosenberg

(Joseph Rosenberg, Director)

Dated: February 22, 2007	By	/s/ Andrew Tisch

(Andrew Tisch, Director)

Dated: February 22, 2007	By	/s/ James S. Tisch

(James S. Tisch, Director)

Dated: February 22, 2007	By	/s/ Marvin Zonis

(Marvin Zonis, Director)